Form 10QSB
period 1996-06-30
BRIDGE BANCORP INC
filed 1996-08-12
CIK 846617

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                        ----------------------

                              FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1996

                                OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from          to


                       -------------------------
                   COMMISSION FILE NUMBER: 000-18546
                       -------------------------

                         BRIDGE BANCORP, INC.
   (Exact name of small business issuer as specified in its charter)

                              NEW YORK
                  (State or other jurisdiction of
                   incorporation or organization)

                        2488 MONTAUK HIGHWAY
                       BRIDGEHAMPTON, NEW YORK
              (Address of principal executive offices)

                                11932
                              (Zip Code)

                              11-2934195
                 (IRS Employer Identification Number)

                            (516) 537-1000
                      (Issuer's telephone number)

                             NOT APPLICABLE
          (Former name, former address and former fiscal year,
                     if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: 480,000 shares of common stock as of August 8, 1996.

                     BRIDGE BANCORP, INC.
                            INDEX


Part 1. FINANCIAL INFORMATION
- -----------------------------

Item 1.  Financial Statements

     Unaudited Consolidated Statements of Condition as of June 30, 1996 and December 31, 1995

     Unaudited Consolidated Statements of Income for the three months and six months ended June 30, 1996 and June 30, 1995

     Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995

     Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION
- --------------------------

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8K

SIGNATURES


Part 1.  Financial Information
Item 1.  Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)
                                                                                 June 30   December 31
                                                                                  1996         1995

                                                                                 ------------------------
ASSETS
Cash and due from banks                                                            $10,370      $7,404
Interest earning deposits with banks                                                  $750         $76
Federal funds sold                                                                  $6,725      -
                                                                                  ---------------------

  Total cash and cash equivalents                                                  $17,845      $7,480

Investment in debt and equity securities, net:
   Securities available for sale, at fair value                                    $57,288     $52,689
   Securities held to maturity (fair value of $2,246
   and $6,425 respectively)                                                         $2,246      $6,425
                                                                                  ---------------------
       Total investment in debt and equity securities, net                         $59,534     $59,114

Loans                                                                             $113,399    $111,480
Less:
  Allowance for possible loan losses                                                $1,017      $1,038
                                                                                  ---------------------
       Loans, net                                                                 $112,382    $110,442

Banking premises and equipment, net                                                 $4,776      $3,775
Other real estate owned                                                               $235        $235
Accrued interest receivable                                                         $1,327      $1,524
Deferred income taxes                                                                 $377         $67
Other assets                                                                        $1,904      $1,433
                                                                                  ---------------------
TOTAL ASSETS                                                                      $198,380    $184,070
                                                                                  =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                    $48,386     $44,291
Savings, NOW, and money market deposits                                            $69,569     $61,518
Certificates of deposit of $100,000 or more                                        $17,867     $14,256
Other time deposits                                                                $44,341     $46,079
                                                                                  ---------------------
        Total deposits                                                            $180,163    $166,144

Accrued interest on depositors' accounts                                            $1,782      $1,474
Other liabilities and accrued expenses                                                $861      $1,032
        Total Liabilities                                                         $182,806    $168,650
                                                                                  =====================
Stockholders' equity:
  Common stock, par value $5.00 per share:
   Authorized: 1,500,000 shares; issued and out-
   standing 480,000 shares.                                                         $2,400      $2,400
  Surplus                                                                             $600        $600
  Undivided profits                                                                $13,090     $12,068
  Less: Net unrealized (depreciation) appreciation in
             Securities Available for sale, net of tax                               ($87)        $352
              Treasury Stock at cost, 7520 shares                                   ($429)          -
                                                                                  ---------------------
        Total Stockholders' Equity                                                 $15,574     $15,420
  Commitments and contingencies                                                         -           -
                                                                                  ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $198,380    $184,070
                                                                                  =====================

See accompanying notes to the unaudited consolidated financial statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

                                                                                    Three Months Ended         Six  Months Ended
                                                                                        June 30                    June 30
                                                                                     1996        1995            1996        1995
                                                                                    -----        -----           -----       -----
Interest income:
  Loans (including fee income)                                                      $2,782      $2,574          $5,520      $4,881
  Deposits with banks                                                                    1          -                2          -
  Federal funds sold                                                                    86          32             176          95
  U.S. Treasury and government agency securities                                       311         301             573         591
  State and municipal obligations                                                      200         269             423         541
  Other securities                                                                      11          13              21          24
  Mortgage-backed securities                                                           387         420             753         867
                                                                                     -----       -----           -----       -----
    Total interest income                                                            3,778       3,609           7,468       6,999
                                                                                     -----       -----           -----       -----

Interest expense:
  Savings, N.O.W. and money market deposits                                            398         388             776         797
  Certificates of deposit of $100,000 or more                                          237         430             481         831
  Other time deposits                                                                  617         572           1,256       1,022
  Other borrowed money                                                                   2          19               3          22
                                                                                     -----       -----           -----       -----
    Total interest expense                                                           1,254       1,409           2,516       2,672
                                                                                     -----       -----           -----       -----

Net interest income                                                                  2,524       2,200           4,952       4,327
Provision for possible loan losses                                                      45          45             121          90
                                                                                     -----       -----           -----       -----
 Net interest income after provision for
  possible loan losses                                                               2,479       2,155           4,831       4,237
                                                                                     -----       -----           -----       -----

Other income:
  Service charges on deposit accounts                                                  194         198             335         354
  Net securities gains                                                                  14          31              14          31
  Mortgage banking activities                                                          162          59             276         111
  Other operating income                                                               269         163             447         270
                                                                                     -----        -----          -----        -----
    Total other income                                                                 639         451           1,072         766
                                                                                     -----        -----          -----        -----

Other expenses:
  Salaries and employee benefits                                                       990         843           1,976       1,687
  Net occupancy expense                                                                130         134             283         278
  Furniture and fixture expense                                                        123         108             243         202
  Other operating expenses                                                             751         723           1,400       1,394
                                                                                     -----       -----           -----       -----
    Total other expenses                                                             1,994       1,808           3,902       3,561
                                                                                     -----       -----           -----       -----

Income before provision for income taxes                                             1,124         798           2,001       1,442
Provision for income taxes                                                             391         245             671         424
                                                                                     -----        -----         ------       -----
Net income                                                                            $733        $553          $1,330      $1,018
                                                                                     =====       =====          ======      ======
Earnings per common share                                                            $1.54       $1.15           $2.78       $2.12
                                                                                     =====       =====           =====       =====

See accompanying notes to the unaudited cons. fin. state.

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                                   Six Months Ended
                                                                                       June 30
                                                                                  1996        1995
                                                                                -----------------------
Operating activities:
Net Income                                                                        $1,330      $1,018
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
      Provision for possible loan losses                                             121          90
      Depreciation and amortization                                                  205         194
      Accretion of discounts                                                         (42)        (34)
      Amortization of premiums                                                       226         223
      Net securities gains                                                           (14)        (31)
      Loss on sale of other real estate owned                                          -          29
      (Increase) in accrued interest receivable                                      197         (66)
      (Increase) in other assets                                                    (471)        595
      Increase in accrued and other liabilities                                      358         220
                                                                                   -----       -----
Net cash provided by operating activites                                           1,910       2,238
                                                                                   =====       =====

Investing activities:
  Purchases of securities available for sale                                     (31,175)     (3,845)
  Purchases of securities held to maturity                                          (165)     (2,966)
  Proceeds from sales of securities available for sale                            14,434       3,029
  Proceeds from maturing securities available for sale                             7,805           2
  Proceeds from maturing securities held to maturity                               3,681       6,999
  Proceeds from principal payments on mortgage-backed securities                   4,080       2,269
  Net increase in loans                                                           (2,061)    (14,834)
  Proceeds from sales of other real estate owned                                      -          518
  Purchases of banking premises and equipment, net of deletions                   (1,206)     (1,040)
                                                                                  -------     -------
Net cash used by investing activities                                             (4,607)     (9,868)
                                                                                  =======     =======

Financing activities:
  Net increase in deposits                                                        14,019      13,156
  Decrease in other borrowings                                                        -       (1,800)
  Payment for purchase of treasury stock                                            (429)         -
  Cash dividends paid                                                               (528)       (432)
                                                                                   -----       -----
Net cash provided by financing activities                                         13,062      10,924
                                                                                  ======      ======

Increase in cash and cash equivalents                                             10,365       3,294
Cash and cash equivalents beginning of period                                      7,480       7,511
                                                                                   -----       -----
Cash and cash equivalents end of period                                          $17,845     $10,805
                                                                                 =======     =======

Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                                      $2,214      $2,672
    Income taxes                                                                    $512        $439
  Noncash investing and financing activities:
    Additions to other real estate owned                                              -           -

See accompanying notes to the unaudited consolidated financial statements

























              BRIDGE BANCORP, INC. AND SUBSIDIARY
              NOTES TO THE UNAUDITED CONSOLIDATED
                     FINANCIAL STATEMENTS

1.  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its
wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expense for the reported periods. Actual future results could differ significantly from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operation


Financial Condition
- -------------------

The assets of the Registrant totaled $198,380,000 at June 30, 1996, an increase of $ 14,310,000 or 7.8% from the year end. This increase mainly resulted from the increase in cash and cash equivalents of $10,365,000 caused by normal fluctuations. Continued construction of the Registrant's new office facility resulted in an increase in Bank premises and equipment of $1,001,000 in the first six months of 1996 as these construction costs are capitalized. The source of funds for the increase in assets was derived from an increase in deposits of $14,019,000 or 8.4%.

Total stockholders' equity was $15,574,000 at June 30, 1996, an increase of 1.0% over December 31, 1995. The increase of $154,000 was the result of undistributed net income for the six month period ended June 30, 1996, of $1,022,000 less the net change in unrealized appreciation in securities available for sale, net of tax, of $439,000; and the purchase of 7520 shares of treasury stock at a cost of $429,000 or $57 per share. The decrease in securities available for sale is directly attributable to changes in interest rates. Management determined such depreciation to be temporary, and does not expect future sales to result in material loss with regards to results of operations.

Results of Operations
- ---------------------

During the first six months of 1996, the Registrant earned net income of $1,330,000 or $2.78 per share as compared with $1,018,000 or $2.12 per share for the same period in 1995. Net income for the three month period ended June 30, 1996 was $733,000 or $1.54 per share compared to $553,000 or $1.15 per share for the same period in 1995. Highlights for the six months ended June 30, 1996 include: (i) a $625,000 or 14.4% increase in net interest income; (ii) a $306,000 or 40.0% increase in total other income; and (iii) a $341,000 or 9.6% increase in total other expenses.

Net income for the first six months of 1996 reflects annualized returns of 17.13% on average total stockholders' equity and 1.38% on average total assets as compared to the corresponding figures for the preceding calendar year of 14.90% on average total stockholders' equity and 1.11% on average total assets.

Net interest income, the primary source of income, increased by $625,000 or 14.5% for the current six month period over the same period last year. The increase resulted from an increase in average total interest earning assets from $173,367,000 in the first six months of 1995 to $177,603,000 for the comparable period in 1996, a 2.4% increase.

An increase in the net yield on average earning assets from 5.0% for the period ended June 30, 1995 to 5.6% for the same period in 1996 also attributed to the increase in net interest income. The increase in the net yield on average interest earning assets was due to an increase in the average yield on assets from 8.1% for the period ended June 30, 1995 to 8.4% for the same period this year. The average cost of liabilities decreased from 4.0% to 3.8% from the same period last year.

A $121,000 provision for possible loan losses was made during the six month period ended June 30, 1996, compared to a $90,000 provision for the same period in 1995. The allowance for possible loan losses decreased to $1,017,000 at June 30, 1996, as compared to $1,038,000 at December 31, 1995. As a percentage of loans the allowance was 0.90% at June 30, 1996 and .93% at December 31, 1995. The allowance as a percentage of nonperforming loans (including loans past due 90 days or more and still accruing) was 1142.7% at June 30, 1996 compared to 204.3% at December 31, 1995. The allowance reflects management's evaluation of classified loans, charge-off trends, concentrations of credit and other pertinent factors. It also reflects input from the Bank's 1995 examination by the Office of the Comptroller of the Currency and outside loan review consultants.

Total other income increased during the six month period ended June 30, 1996 by $306,000 or 40.0% over the same period last year. The increase was the result of mortgage banking activities totalling $276,000, an increase of $165,000 or 148.7% over the same period last year. The increase is caused by the Bank's efforts to further penetrate the mortgage market. Other operating income increased $177,000 or 65.6% over the same period last year mainly as the result of recoveries on nonperforming loans.

Total other expenses increased during the six month period ended June 30, 1996 by $6,000 or .4% over the same period last year. A decrease in the FDIC assessment by $142,000 or 83.2% was offset by the following increases: (i) a loss of $65,000 principally resulting from the settlement of a lawsuit involving a dispute over signing authority on a partnership account which arose out of the normal conduct of business; (ii) increase in advertising expense of $44,000 or 87.2% resulting from the creative development costs of a new advertising campaign; and (iii) increase in legal expenses by $37,000 primarily resulting from costs relative to the adoption and set up of the Registrant's equity incentive plan.

The provision for income taxes increased during the six month period ended June 30, 1996 by $247,000 or 58.3% over the same period last year. The increase reflects the growth in income before income taxes.

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

At the Registrant's annual meeting held on April 30, 1996, the Bridge Bancorp Inc. Equity Incentive Plan (the Plan) was approved by the stockholders to provide for the grant of options to purchase shares of Common Stock of Bridge Bancorp Inc. (the Company) and the award of shares of Common Stock as a bonus, which shares may be subject to restrictions based on continued service or performance, to employees of the Company and of any subsidiary of the Company. As of June 30, 1996, there were approximately 85 employees of the Company and its subsidiary who were eligible to participate in the Plan. Shares voted for the proposal totalled 358,014; shares voted against the proposal totalled 41,577; abstentions totalled 36,668; and broker non votes totalled 14,009 . Shares voted totalled 436,259 or 90.9% of total outstanding shares.

Item 6 Exhibits and Reports on Form 8K

On May 13, 1996 the Registrant filed a Form 8K relative to the purchase of 7520 shares or 1.6% of its outstanding common stock to be held as treasury stock.

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BRIDGE BANCORP, INC.


Date: August 12, 1996  Thomas J. Tobin
                       ---------------
                       Thomas J. Tobin
                       President and Chief Executive Officer


Date: August 12, 1996  Christopher Becker
                       ------------------
                       Christopher Becker
                       Vice President and Treasurer

                                 August 12, 1996


Securities and Exchange Commission
450 Fifth Street, N.W.
Filing Desk
Mall Stop 1-H
Washington, DC 20549-1004



Dear Sirs:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Bridge Bancorp, Inc. (the "Company") is the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1996.

     This filing is being effected by direct transmission to the Commission's EDGAR System.


                                      Sincerely,

                                      CHRISTOPHER BECKER
                                      Vice President & Treasurer