Form 10QSB
period 1996-09-30
BRIDGE BANCORP INC
filed 1996-11-15
CIK 846617

                U.S. SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549
                       ----------------------

                              FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1996

                                OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securties Exchange Act of 1934 OF 1934.

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

                        Yes  [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: 469,200 shares of common stock as of November 12, 1996.

                     BRIDGE BANCORP, INC.
                            INDEX


Part 1. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

     Unaudited Consolidated Statements of Condition as of September 30, 1996 and December 31, 1995

     Unaudited Consolidated Statements of Income for the three months and nine months ended September 30, 1996 and September 30, 1995

     Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995

     Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders- None

Item 5.  Other Information- None

Item 6.  Exhibits and Reports on Form 8K
SIGNATURES


Part 1.  Financial Information
Item 1.  Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)
                                                                September December 31
                                                                  1996       1995
                                                                -------------------
ASSETS
Cash and due from banks                                           $8,751    $7,404
Interest earning deposits with banks                                $221       $76
Federal funds sold                                                  -         -
                                                                --------- ---------
  Total cash and cash equivalents                                 $8,972    $7,480

Investment in debt and equity securities, net:
   Securities available for sale, at fair value                  $73,469   $52,689
   Securities held to maturity (fair value of $5,940
   and $6,425 respectively)                                       $5,941    $6,425
                                                                --------- ---------
       Total investment in debt and equity securities, net       $79,410   $59,114

Loans                                                           $116,185  $111,480
Less:
  Allowance for possible loan losses                              $1,117    $1,038
                                                                --------- ---------
       Loans, net                                               $115,068  $110,442

Banking premises and equipment, net                               $5,492    $3,775
Other real estate owned                                             -         $235
Accrued interest receivable                                       $1,603    $1,524
Deferred income taxes                                               $353       $67
Other assets                                                      $1,705    $1,433
                                                                --------- ---------
TOTAL ASSETS                                                    $212,603  $184,070
                                                                ========= =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                  $52,072   $44,291
Savings, NOW, and money market deposits                          $70,439   $61,518
Certificates of deposit of $100,000 or more                      $20,967   $14,256
Other time deposits                                              $43,807   $46,079
                                                                --------- ---------
        Total deposits                                          $187,285  $166,144

Federal Funds Purchased                                           $6,600      -
Accrued interest on depositors' accounts                          $1,893    $1,474
Other liabilities and accrued expenses                              $593    $1,032
        Total Liabilities                                       $196,371  $168,650
                                                                ========= =========
Stockholders' equity:
  Common stock, par value $5.00 per share:
   Authorized: 1,500,000 shares; issued and outstanding
   469,200 shares at 9/30/96 and 480,000 shares at 12/31/96       $2,400    $2,400
  Surplus                                                           $600      $600
  Undivided profits                                              $13,907   $12,068
  Less: Net unrealized (depreciation) appreciation in
             Securities Available for sale, net of tax              ($54)     $352
              Treasury Stock at cost, 10800 shares                 ($621)     -
                                                                --------- ---------
        Total Stockholders' Equity                               $16,232   $15,420
  Commitments and contingencies                                     -         -
                                                                --------- ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $212,603  $184,070
                                                                ========= =========

See accompanying notes to the unaudited consolidated financial statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

                                                                Three Months Ended    Nine Months Ended
                                                                  September 30         September 30
                                                                  1996      1995       1996      1995
                                                                -------------------  -------------------
Interest income:
  Loans (including fee income)                                    $2,663    $2,639     $8,183    $7,520
  Deposits with banks                                                  8        28         10        28
  Federal funds sold                                                 144       137        320       232
  U.S. Treasury and government agency securities                     362       275        935       866
  State and municipal obligations                                    227       192        650       733
  Other securities                                                    10        12         31        36
  Mortgage-backed securities                                         436       395      1,189     1,262
                                                                --------- ---------  --------- ---------
    Total interest income                                          3,850     3,678     11,318    10,677
                                                                --------- ---------  --------- ---------

Interest expense:
  Savings, N.O.W. and money market deposits                          414       398      1,190     1,195
  Certificates of deposit of $100,000 or more                        300       286        781     1,117
  Other time deposits                                                595       654      1,851     1,676
  Other borrowed money                                                 8      -            11        22
                                                                --------- ---------  --------- ---------
    Total interest expense                                         1,317     1,338      3,833     4,010
                                                                --------- ---------  --------- ---------

Net interest income                                                2,533     2,340      7,485     6,667
Provision for possible loan losses                                    90       133        211       223
                                                                --------- ---------  --------- ---------
Net interest income after provision for
  possible loan losses                                             2,443     2,207      7,274     6,444
                                                                --------- ---------  --------- ---------

Other income:
  Service charges on deposit accounts                                182       194        517       548
  Net securities gains                                                28      -            42        31
  Mortgage banking activities                                        402       137        678       248
  Other operating income                                             223       181        670       451
                                                                --------- ---------  --------- ---------
    Total other income                                               835       512      1,907     1,278
                                                                --------- ---------  --------- ---------

Other expenses:
  Salaries and employee benefits                                   1,018       864      2,994     2,551
  Net occupancy expense                                              125       137        408       415
  Furniture and fixture expense                                      138       106        381       308
  Other operating expenses                                           746       619      2,146     2,013
                                                                --------- ---------  --------- ---------
    Total other expenses                                           2,027     1,726      5,929     5,287
                                                                --------- ---------  --------- ---------

Income before provision for income taxes                           1,251       993      3,252     2,435
Provision for income taxes                                           435       347      1,106       771
                                                                --------- ---------  --------- ---------
Net income                                                          $816      $646     $2,146    $1,664
                                                                ========= =========  ========= =========
Earnings per common share                                          $1.73     $1.35      $4.51     $3.47
                                                                ========= =========  ========= =========

See accompanying notes to the unaudited cons. fin. state.

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                 Nine Months Ended
                                                                   September 30
                                                                  1996      1995
                                                                -------------------
Operating activities:
  Net Income                                                      $2,146    $1,664
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for possible loan losses                             211       223
      Depreciation and amortization                                  309       295
      Accretion of discounts                                         (73)      (53)
      Amortization of premiums                                       285       344
      Net securities gains                                           (43)      (31)
      Loss on sale of other real estate owned                          -        29
      (Increase) in accrued interest receivable                      (79)     (323)
      (Increase) Decrease in other assets                           (272)        6
      Increase in accrued and other liabilities                      508       720
                                                                --------- ---------
Net cash provided by operating activities                          2,992     2,874
                                                                ========= =========

Investing activities:
  Purchases of securities available for sale                     (58,902)   (3,845)
  Purchases of securities held to maturity                        (3,900)   (5,904)
  Proceeds from sales of securities available for sale            24,218     3,088
  Proceeds from maturing securities available for sale             8,300         2
  Proceeds from maturing securities held to maturity               3,721     8,581
  Proceeds from principal payments on mortgage-backed securities   5,406     3,752
  Net increase in loans                                           (4,837)  (15,105)
  Proceeds from sales of other real estate owned                     235       518
  Purchases of banking premises and equipment, net of deletions   (2,026)   (1,114)
                                                                --------- ---------
Net cash used by investing activities                            (27,785)  (10,027)
                                                                ========= =========

Financing activities:
  Net increase in deposits                                        21,141    12,779
  Decrease in other borrowings                                     6,600    (1,800)
  Payment for purchase of treasury stock                            (621)      -
  Cash dividends paid                                               (835)     (672)
                                                                --------- ---------
Net cash provided by financing activities                         26,285    10,307
                                                                ========= =========

Increase in cash and cash equivalents                              1,492     3,154
Cash and cash equivalents beginning of period                      7,480     7,511
                                                                --------- ---------
Cash and cash equivalents end of period                           $8,972   $10,665
                                                                ========= =========
Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                      $3,420    $3,185
    Income taxes                                                    $904      $727
  Noncash investing and financing activities:
    Additions to other real estate owned                            -         -

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

Item 2.  Management's Discussion and Analysis or Plan of Operation


Financial Condition
-------------------

The assets of the Registrant totaled $212,603,000 at September 30, 1996, an increase of $ 28,533,000 or 15.5% from the year end. This increase mainly results from the increase in investment in debt and equity securities of $20,296,000; an increase in loans of $4,705,000; and an increase in banking premises and equipment of $1,717,000 caused by capitalized construction costs for the Registrant's new office facility in the first nine months of 1996. The source of funds for the increase in assets was derived from an increase in deposits of $21,141,000 or 12.7% and federal funds purchased of $6,600,000 at quarter end.

Total stockholders' equity was $16,232,000 at September 30, 1996, an increase of 5.3% over December 31, 1995. The increase of $812,000 was the result of undistributed net income for the nine month period ended September 30, 1996, of $1,839,000 less the change in net unrealized appreciation (depreciation) in securities available for sale, net of tax, of $406,000; and the purchase of 10800 shares of common stock, which is now held as treasury stock, at a cost of $620,520. The decrease in the revaluation of securities available for sale is directly attributable to changes in interest rates. Management determined such depreciation to be temporary, and does not expect future sales to result in material loss with regards to results of operations.




Results of Operations
---------------------

During the first nine months of 1996, the Registrant earned net income of $2,146,000 or $4.51 per share as compared with $1,664,000 or $3.47 per share for the same period in 1995. Net income for the three month period ended September 30, 1996 was $816,000 or $1.73 per share compared to $646,000 or $1.35 per share for the same period in 1995. Highlights for the nine months ended September 30, 1996 include: (i) a $818,000 or 12.3% increase in net interest income; (ii) a $629,000 or 49.2% increase in total other income; and (iii) a $642,000 or 12.1% increase in total other expenses.

Net income for the first nine months of 1996 reflects annualized returns of 18.22% on average total stockholders' equity and 1.44% on average total assets as compared to the corresponding figures for the preceding calendar year of 16.29% on average total stockholders' equity and 1.27% on average total assets.

Net interest income, the primary source of income, increased by $818,000 or 12.3% for the current nine month period over the same period last year. The increase resulted from an increase in average total interest earning assets from $174,704,000 in the first nine months of 1995 to $182,572,000 for the comparable period in 1996, a 4.5% increase.

An increase in the net yield on average earning assets from 5.1% for the period ended September 30, 1995 to 5.6% for the same period in 1996 also contributed to the increase in net interest income. The increase in the net yield on average interest earning assets was due to an increase in the average yield on assets from 8.1% for the period ended September 30, 1995 to 8.4% for the same period this year. The average cost of liabilities reduced from 4.0% to 3.8% from the same period last year.

A $211,000 provision for possible loan losses was made during the nine month period ended September 30, 1996, compared to a $223,000 provision for the same period in 1995. The allowance for possible loan losses increased to $1,117,000 at September 30, 1996, as compared to $1,038,000 at December 31, 1995. As a percentage of loans the allowance was 0.96% at September 30, 1996 and .93% at December 31, 1995. The allowance as a percentage of nonperforming loans (including loans past due 90 days or more and still accruing) was 462.7% at
September 30, 1996 compared to 204.3% at December 31, 1995. The allowance reflects management's evaluation of classified loans, charge-off trends, concentrations of credit and other pertinent factors.

Total other income increased during the nine month period ended September 30, 1996 by $629,000 or 49.2% over the same period last year. The increase was the result of mortgage banking activities totalling $678,000, an increase of $430,000 or 173.4% over the same period last year. The increase resulted from the Bank's efforts to further penetrate the mortgage market. Other operating income increased $219,000 or 48.6% over the same period last year mainly as the result of recoveries on nonperforming loans of $103,000; a nonrecurring refund from an outsource provider of $61,000; and increased merchant charge plan income of $29,000.

Total other expenses increased during the nine month period ended September 30, 1996 by $642,000 or 12.1% over the same period last year. The components of this change are as follows: (i) increase in salary and benefits of $443,000 or 17.4% reflecting salary and benefit cost increases and increased staffing of the mortgage banking area; (ii) decrease in FDIC assessments of $118,000; and (iii) increase in other operating expenses of $133,000 resulting mainly from increased advertising expense of $111,000 related to a new advertising campaign, increased loan processing expenses of $82,000 resulting mainly from increased mortgage banking volume, and a loss of $65,000 resulting from the settlement of a lawsuit involving a dispute over signing authority on a partnership account which arose out of the normal conduct of business.

The provision for income taxes increased during the nine month period ended September 30, 1996 by $335,000 or 43.4% over the same period last year. The increase reflects the growth in income before income taxes.

Part II Other Information

Item 6. Exhibits and Reports on Form 8K

On July 30, 1996 the Registrant filed a Form 8K relative to the purchase of 3280 shares or .68 percent of its outstanding common stock to be held as treasury stock. As of September 30, 1996 the Registrant holds 10,800 shares of treasury stock or 2.3 percent.

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BRIDGE BANCORP, INC.


Date: November 13, 1996      Thomas J. Tobin
                             ---------------
                             Thomas J. Tobin
                             President and Chief Executive Officer


Date: November 13, 1996      Christopher Becker
                             ------------------
                             Christopher Becker
                             Vice President and Treasurer

                                                 November 14, 1996


Securities and Exchange Commission
450 Fifth Street, N.W.
Filing Desk
Mall Stop 1-H
Washington, DC 20549-1004



Dear Sirs:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Bridge Bancorp, Inc. (the "Company") is the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1996.

     This filing is being effected by direct transmission to the Commission's EDGAR System.


                                      Sincerely,

                                      Christopher Becker
                                      ------------------
                                      Christopher Becker
                                      Vice President & Treasurer