Form 10KSB
period 1996-12-31
BRIDGE BANCORP INC
filed 1997-03-28
CIK 846617

U.S. Securities and Exchange Commission
                             Washington, DC 20549
                                  FORM 10-KSB



(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[ ] FOR TRANSACTION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    -----------------------


Commission file Number         0-18546


                                 BRIDGE BANCORP, INC.
--------------------------------------------------------------------------------
                    (Name of small business issuer in its charter)


  NEW YORK                                                11-2934195
------------------------------                    ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


2488 Montauk Highway, Bridgehampton, New York                11932
---------------------------------------------     ------------------------------
 (Address of principal executive office)                   (Zip Code)


Issuer's telephone number (516) 537-1000

Securities registered under Section 12 (b) of the Exchange Act:

                            Name of each exchange on
    Title of each class                                  which registered
-----------------------------------               ----------------------------
-----------------------------------               ----------------------------


Securities registered under Section 12 (g) of the Exchange Act:

                   Common Stock, Par Value of $5.00 Per Share,
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ----       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $17,923,000.

The aggregate market value of the voting stock of the Registrant as of March 17, 1997 was $29,794,200.

As of March 17, 1997, the Registrant  had oustanding   469,200  shares of Common
Stock, par value $5.00 per share.




DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II and III. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1997, dated March 13, 1997, are incorporated by reference into Part III.

This Report Includes a Total of 71 Pages; Exhibits are listed on Page 27.
                                --                                    --

                                     PART I


Item 1. Description of Business
-------------------------------

Bridge Bancorp, Inc. (the "Registrant") is a registered bank holding company, the sole subsidiary of which is The Bridgehampton National Bank (the "Bank"). The Registrant was organized as a New York business corporation and incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization; under the plan the former stockholders of the Bank became the stockholders of the Company. Since commencing business in March 1989 after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank's common stock.

At present, the Registrant does not own or lease any property and has no paid employees. The Registrant uses the Bank's space and employees without separate payment.

The Bank was established in 1910 as a national banking association and is under the supervision of the Office of the Comptroller of the Currency (the "OCC"). Its headquarters are located at 2488 Montauk Highway, Bridgehampton, New York 11932.

The Bank engages in full service commercial and consumer banking and limited trust business, including accepting time and demand deposits, as well as making secured and unsecured commercial and consumer loans, including auto, personal, home equity home improvement, residential and commercial mortgages, commercial construction and S.B.A. guaranteed loans. In addition the Bank offers merchant credit and debit card processing, automated teller machines, safe deposit boxes and individual retirement accounts.

The Bank employees 86 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

All phases of the Bank's business are highly competitive. The Bank's market is primarily the trade areas of the North and South Forks of Eastern Suffolk County, with concentrations in the Bridgehampton, East Hampton, Mattituck, Montauk, Southampton, and Southold, New York areas. The Bank considers its major competition to be local commercial banks as well as other commercial banks with branches in the Bank's market area.

Regulation
----------

References in this section to applicable statutes and regulations are brief summaries only, and do not purport to be complete. The reader should consult such statutes and regulations themselves for a full understanding of the details of their operation.

The Registrant is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act") and to supervision by the Federal Reserve Board. The Act requires the Registrant to secure the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than the Bank, if after such acquisition, it would own or control more than 5 percent of the voting shares of such bank. Federal law also prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators. As a bank holding company, the Registrant is required to file an annual report with the Federal Reserve Board and any additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Registrant and any or all of its subsidiaries.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower.

The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks so as to be a proper incident thereto including, for example, consumer finance companies, mortgage companies, leasing companies, data processing companies, financial advisor and securities brokerage.

Federal Reserve Board approval is required before the Registrant or a non-bank subsidiary of the Registrant may begin to engage in any of the above activities and before any such business may be acquired. At the present time, the Registrant does not contemplate conduct of any non-banking activities permitted by the Act.

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Bank operations are also subject to regulations of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, and the New York State Banking Department. The primary supervisory authority of the Bank is the Comptroller of the Currency, who regularly examines the Bank.

Federal and state banking laws and regulations govern, among other things the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank must pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the Federal Reserve Board's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties that the Federal Reserve Board can assess for such practices or violations. The penalties can be as high as $1 million per day. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentrations of credit risk and the risks of non-traditional activities, as well as reflect and the actual performances and expected risk of loss on multi-family mortgages. This law also required each federal banking agency to specify, by regulation the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "under-capitalized," "significantly under-capitalized" and "critically under-capitalized." Under the regulations adopted by the banking agencies, the Bank is considered "well capitalized."

FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions. In the event an institution becomes "under-capitalized," it must submit a capital restoration plan. If an institution becomes "significantly under-capitalized" or "critically under-capitalized," additional and significant limitations are placed on the institution. The capital restoration plan of an under-capitalized institution will not be accepted by the regulators unless each company "having control of" the under-capitalized institution "guarantees" the subsidiary's compliance with the capital restoration plan until it becomes "adequately capitalized."

Under FDICIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of 5% of the institution's assets at the time it became under-capitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDICIA grants powers to the bank regulators in situations where an institution becomes "significantly" or "critically under-capitalized" or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a merger or to divest the troubled institution or other affiliates.

Additionally, Federal Reserve Board policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. Failure to meet the capital guidelines may result in institution by the Federal Reserve Board of appropriate supervisory or enforcement actions.

The prompt corrective action provisions of FDICIA reflect the same concerns which gave rise to a position adopted by the Federal Reserve Board known as the "source of strength doctrine," which is based on the Federal Reserve Board's Regulation Y. Regulation Y directs bank holding companies to "serve as a source of financial and managerial strength" to their subsidiary banks, and bars them from engaging in unsafe and unsound practices.

EXECUTIVES OFFICERS OF THE REGISTRANT AND THE BANK

                                        Position with the                       Held Executive
                                        Registrant and the                      Officer Position
Name and Age                            Bank                                    Since
--------------------------------------------------------------------------------------------------
Thomas J. Tobin                         President and Chief Executive           1984
52                                      Officer of the Registrant and Bank

Christopher Becker                      Senior Vice President of the            1991
31                                      Registrant and the Bank, Treasurer
                                        of the Registrant, Chief Financial
                                        Officer of the Bank

Jean Irvine                             Senior Vice President of the            1995
52                                      Registrant and the Bank, Human
                                        Resources Officer of the Bank

Michael P. Kochanasz                    Senior Vice President of the            1985
44                                      Registrant and the Bank,
                                        Secretary of the Registrant and
                                        Sales and Marketing Officer
                                        of the Bank

Anthony Leone                           Senior Vice President of the            1987
49                                      Registrant and the Bank Credit
                                        Administrator of the Bank


Diane Reutershan                        Senior Vice President of the            1985
50                                      Registrant and the Bank,
                                        Cashier and Branch
                                        Administrator of the Bank


Each officer holds his/her term of office for the current year for which he was elected or appointed by the Board unless he resigns, becomes disqualified, or is removed at the pleasure of the Board of Directors.

Mr. Tobin has been President and Chief Executive Officer of the Bank since 3/86.

Prior to 1/97, Mr. Becker was Vice President and Finance and Operations Officer of the Bank. Prior to 1/96 Mr. Becker was Comptroller of the Bank. Prior to 1/93 Mr. Becker was Assistant Vice President of the Registrant and the Bank.

Prior to 1/97, Ms. Irvine was Vice President of the Bank. Prior to 1/95 Ms. Irvine was Assistant Vice President of the Bank.

Prior to 1/97, Mr. Kochanasz was Vice President of the Bank.

Mr. Leone has been Senior Vice President and Credit Administrator of the Bank since 3/89.

Prior to 1/97, Mrs. Reutershan was Vice President of the Bank.

None of the individuals named in the above table were elected to his or her position pursuant to any arrangement or understanding with any other person. Management is not aware of any family relationships between such officers.

The individuals named above do not hold a directorship with a company registered pursuant to Section 12 of the Securities Exchange Act (except for the Registrant), or registered as an investment company under The Investment Company Act of 1940.

The individuals named above are not involved in any material legal proceedings.

                             STATISTICAL INFORMATION
                             -----------------------

The following tables set forth statistical information relating to the Registrant and the Bank. The tables should be read in conjunction with the consolidated financial statements and related notes and the discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

I.A. & I. B.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth certain information relating to the Registrant's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the periods indicated.
Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in average amounts outstanding.
Loan fee income totaled $598,000 in 1996, $425,000 in 1995 and $354,000 in 1994.

                                                       INTEREST RATES AND INTEREST DIFFERENTIAL



Twelve months ended December 31,                        1996                         1995                          1994
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)

                                              Average           Average     Average           Average    Average          Average
                                              balance  Interest yield/cost  balance  Interest yield/cost balance Interest yield/cost
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EARNING ASSETS:

Federal funds sold                             $4,422    $243       5.5%    $4,524    $262       5.8%    $3,684    $140       3.8%
Deposits with banks                             1,941      99       5.1%       445      29       6.5%       121       3       2.5%
Taxable investment securities<F1>              19,703   1,286       6.5%    17,797   1,134       6.4%    14,753     913       6.2%
Tax exempt investment securities<F2>           17,474     907       5.2%    19,961     965       4.8%    20,517     944       4.6%
Other securities                                  736      48       6.5%       637      48       7.5%       596      44       7.4%
Mortgage-backed securities<F3>                 24,670   1,657       6.7%    24,996   1,647       6.6%    30,286   1,749       5.8%
Loans(including fee income)                   114,220  11,261       9.9%   105,983  10,299       9.7%    82,363   7,394       9.0%
                                             --------- ------- ---------  --------- ------- ---------  --------- ------- ---------
   Total interest earning assets              183,166  15,501       8.5%   174,343  14,384       8.3%   152,320  11,187       7.3%
                                             --------- ------- ---------  --------- ------- ---------  --------- ------- ---------

NONINTEREST EARNING ASSETS

Cash and due from banks                         8,076                        7,106                        7,282
Allowance for possible loan losses             (1,072)                        (995)                        (786)
Premises and equipment (net)                    4,904                        3,647                        2,529
Other noninterest earning assets                3,373                        3,677                        2,914
                                             ---------                    ---------                    ---------
   Total noninterest earning assets            15,281                       13,435                       11,939
                                             ---------                    ---------                    ---------

Total assets                                  198,447                      187,778                      164,259
                                             =========                    =========                    =========

<F1>
Excludes unrealized appreciation/depreciation due to SFAS No. 115.
<F2>
Excludes unrealized appreciation/depreciation due to SFAS No. 115.
<F3>
Excludes unrealized appreciation/depreciation due to SFAS No. 115.

Twelve months ended December 31,                          1996                          1995                       1994
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

                                              Average           Average     Average           Average    Average          Average
                                              balance  Interest yield/cost  balance  Interest yield/cost balance Interest yield/cost
------------------------------------------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES:

Savings, NOW and money market deposits        $68,342  $1,598       2.3%   $65,740  $1,581       2.4%   $74,730  $1,795       2.4%
Certificates of deposits of $100,000 or more   18,718   1,000       5.3%    22,733   1,321       5.8%    12,544     444       3.5%
Other time deposits                            44,848   2,410       5.4%    43,176   2,334       5.4%    26,918     987       3.7%
Federal funds purchased                            22       1       4.5%      -        -        -          -        -        -
Other borrowings                                1,143      63       5.5%       342      22       6.4%       818      44       5.4%
                                             --------- ------- ---------  --------- ------- ---------  --------- ------- ---------
   Total interest bearing liabilities         133,073   5,072       3.8%   131,991   5,258       4.0%   115,010   3,270       2.8%
                                             --------- ------- ---------  --------- ------- ---------  --------- ------- ---------

NONINTEREST BEARING LIABILITIES:

Demand deposits                                47,829                       39,496                       35,768
Other noninterest bearing liabilities           2,435                        1,659                          900
                                             ---------                    ---------                    ---------
   Total noninterest bearing liabilities       50,264                       41,155                       36,668


Stockholders' equity<F1>                       15,110                       14,632                       12,581
                                             ---------                    ---------                    ---------

Total liabilities and stockholders' equity    198,447                      187,778                      164,259
                                             =========                    =========                    =========

Net interest income/Interest rate spread               10,429       4.7%             9,126       4.3%             7,917       4.5%
                                                       ======= =========            ======= =========            ======= =========

Net yield on average interest earning assets                        5.7%                         5.2%                         5.2%
                                                               =========                    =========                    =========

<F1>
Excludes unrealized appreciation/depreciation due to SFAS No. 115.


I.C.  VOLUME AND YIELD/RATE VARIANCES

Net interest income can also be analyzed in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected the Registrant's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume
(changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) the net changes. For purposes of this table, changes which are not due solely to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other.

                                                                      Year Ended December 31,        Year Ended December 31,
                                                                        1996 Over 1995                 1995 Over 1994

(In thousands)                                                   Changes Due To                    Changes Due To
--------------------------------------------------------------------------------------------------------------------------------
                                                                   Volume       Rate   Net Change  Volume    Rate   Net Change
                                                                 ---------------------------------------------------------------

INTEREST INCOME ON INTEREST
   EARNING ASSETS:

Federal funds sold                                                        ($6)    ($13)    ($19)     $37      $85     $122
Deposits with banks                                                        77       (7)      70       16       10       26
Taxable investment securities                                             123       29      152      193       28      221
Tax exempt investment securities                                         (126)      68      (58)     (26)      47       21
Other securities                                                            6       (6)      -         3        1        4
Mortgage-backed securities                                                (21)      31       10     (329)     227     (102)
Loans (including loan fee income)<F1>                                     811      151      962    2,256      649    2,905
                                                                ---------------------------------------------------------------
   Total interest earning assets                                          865      252    1,117    2,150    1,047    3,197
                                                                ---------------------------------------------------------------

INTEREST EXPENSE ON INTEREST
   BEARING LIABILITIES:

Savings, NOW and money market deposits                                     62      (45)      17     (216)       2     (214)
Certificates of deposits of $100,000 or more                             (220)    (101)    (321)     490      387      877
Other time deposits                                                        90      (14)      76      755      592    1,347
Federal funds purchased                                                     1       -         1       -        -        -
Other borrowings                                                           44       (3)      41      (30)       8      (22)
                                                                ---------------------------------------------------------------
   Total interest bearing liabilities                                     (23)    (163)    (186)     999      989    1,988
                                                                ---------------------------------------------------------------
Net interest income                                                       888      415    1,303    1,151       58    1,209
                                                                ===============================================================

<F1>
The net change in interest income relating to loan fee income was an increase of $173,000 in 1996 over 1995 and an increase of $71,000 in 1995 over 1994.

II.A. Investment Portfolio

The following table presents the composition of the carrying value of the securities portfolio in each of the last three years at December 31,

(In thousands)                                          1996     1995     1994
                                                        ----     ----     ----

Mortgage-Backed Securities                             $23,554  $22,517  $26,007
Obligations of State and Political Subdivisions         21,049   18,734   20,967
U.S. Treasury and Government Agencies                   18,355   17,200   15,994
Other Securities                                         1,083      663      611
                                                       -------------------------
Total                                                  $64,041  $59,114  $63,579
                                                       =========================

II.B.  INVESTMENT PORTFOLIO

The book value, maturities and approximated weighted average yield (based on the estimated annual income divided by book value) at December 31, 1996 are as follows:

                                                After one but      After five but
                             Within 1 year      within five years  within ten years    After ten years      No stated maturity
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)               Amount   Yield     Amount   Yield      Amount   Yield     Amount    Yield      Amount     Yield  Total
------------------------------------------------------------------------------------------------------------------------------------

Available for sale:
U.S.Treasury securities          -      -        $16,346  6.51%        -         -         -         -           -        -  $16,346
U.S.Government Agency Sec.       -      -          2,009  7.01%        -         -         -         -           -        -    2,009
Mortgage-backed securities       -      -            984  6.44%       $1,275  6.77%      $21,295  7.08%          -        -   23,554
Oblig.of state and pol.subs.   $3,646  5.44%       5,771  5.40%        6,453  4.79%        -         -           -        -   15,870
                            --------------------------------------------------------------------------------------------------------
Toal available for sale         3,646  5.44%      25,110  6.29%        7,728  5.12%       21,295  7.08%          -        -   57,779

Held to maturity:
Oblig.of state and pol.subs.    5,190  3.91%        -      -           -         -         -         -           -        -    5,190
                            --------------------------------------------------------------------------------------------------------
                                5,190  3.91%        -      -           -         -         -         -           -        -    5,190

Non marketable equity
  securities:
Federal Reserve Bank Stock       -      -           -      -           -         -         -         -           $36    6.00%     36
Federal Home Loan Bank Stock     -      -           -      -           -         -         -         -         1,047    7.00%  1,047
                            --------------------------------------------------------------------------------------------------------
Total non marketable equity
securities                       -      -           -      -           -         -         -         -         1,083    6.97%  1,083
                            --------------------------------------------------------------------------------------------------------
Total held to maturity          5,190  3.91%        -      -           -         -         -         -         1,083    6.97%  6,273
                            --------------------------------------------------------------------------------------------------------
Total debt and equity
  securities                   $8,836  4.54%     $25,110  6.29%       $7,728  5.12%      $21,295  7.08%         $1,083  6.97%$64,052
                            =======================================================================================================
Yields on a tax exempt obligations are not on a tax equivalent basis.

The information required by Item II.C. is included in Footnote 3 of the Notes to Consolidated Financial Statements which appears on page 22 of the Registrant's
1996 Annual Report to Shareholders which is incorporated herein by reference.

III.A. Types of Loans

The following table shows the Registrant's loan distribution in each of the last at December 31,

                                                       December 31,
                                                       ------------
                                       1996     1995     1994     1993     1992
                                       ----     ----     ----     ----     ----
(in thousands)

Real estate loans                     $93,639  $81,394  $67,921  $55,510  $50,031
Unsecured business and personal loans  13,211   11,798   10,094    6,263    4,252
Secured business and personal loans       317      654      973      741      823
Installment/consumer loans             11,714   17,634   15,773    9,065    3,058
                                    ----------------------------------------------
Total loans                          $118,881 $111,480  $94,761  $71,579  $58,164
                                    ==============================================

III.B.  LOAN PORTFOLIO
----------------------
The following  are the  approximate  maturities  and  sensitivity  to changes in interest  rates of  certain  loans,  exclusive  of  non-commercial  real  estate mortgages and consumer loans to individuals as of December 31, 1996:


                                                    After One
                                      Within One    But Within   After
                                      Year          Five Years   Five Years   Total
                                      ------------------------------------------------
                                      (In Thousands)

Commercial loans                           $2,206       $2,522      $49,085   $53,813
Construction loans                          8,239          623        -         8,862
                                      ------------------------------------------------
      Total loans                          10,445        3,145       49,085    62,675
                                      ================================================



Rate provisions:

Amounts with fixed interest rates              71        1,265        3,275     4,611
Amounts with variable interest rates       10,374        1,880       45,810    58,064
                                      ------------------------------------------------
Total                                     $10,445       $3,145      $49,085   $62,675
                                      ================================================

III.C.  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table shows the Registrant's non-performing assets:




December 31,                                           1996     1995     1994     1993     1992
-------------------------------------------------------------------------------------------------
(In thousands)

Loans 90 days or more past due
  and still accruing                                     $1       -        -      $150       -
Nonaccrual loans                                        269     $507     $422      259     $385
Restructured loans                                       -        -        -        -        -
Other real estate owned, net                             -       235      782      585      678
                                                      -------------------------------------------
Total                                                  $270     $742   $1,204     $994   $1,063
                                                      -------------------------------------------


III.C.2.
The  additional  interest  income  that  would  have  been  recorded  had  these
nonaccrual   loans  performed  in  accordance  with  their  original  terms  was approximately  $8,000 in 1996.  The  interest  income that was recorded on these nonaccrual loans was $74,000 in 1996.

The information required by Item III.C.3. is included in Footnote 1 of the Notes to Consolidated Financial Statements which appears on pages 19 and 20 of the Registrant's 1996 Annual Report to Shareholders which is incorporated herein by reference.

Potential Problem Loans

In addition to the total non-performing loans set forth above, loans of approximately $3,576,000 at December 31, 1996, were classified as potential problem loans. These are loans for which management has information which indicated that the borrower may not be able to comply with the present payment terms. These loans are subject to constant management attention and their classification is reviewed on at least a quarterly basis.

Loan Concentrations

At December 31, 1996, there were no loan concentrations.


IV.A.  SUMMARY OF LOAN LOSS EXPERIENCE

Management uses criteria set forth by the OCC in its classification and review of the loan portfolio which includes a general allocation reserve with a low and high range for each loan type. The ranges are reviewed on a quarterly basis to determine if any adjustments are necessary. The information reviewed includes past due trends, charge off trends, economic conditions and concentrations of credit. The $330,000 provision for possible loan losses for 1996 was used to increase the general allocation as a result of average loans increasing 7.8%.
Based on the loan classification committee's review of the classified loans and the general allocation reserve as it relates to the entire loan portfolio, management believes the allowance for possible loan losses is adequate. However, future additions to the allowance may be necessary based on changes in conditions.

December 31,                           1996     1995     1994     1993     1992
----------------------------------     ----     ----     ----     ----     ----
(In thousands)

Allowance for possible loan losses
  balance at beginning of period       1038      944      747      846      841

Charge-offs:
Real estate loans                        -         2       26       -        89
Unsecured business & personal loans      11       64       27      118       -
Secured business & personal loans        -        -        -        -        -
Installment/consumer loans              264      164      123       77       86
                                       ----------------------------------------
   Total                                275      230      176      195      175

Recoveries:
Real estate loans                        -         1       -        -        -
Unsecured business & personal loans      79       23       12       15       -
Secured business & personal loans        -        -        -        -        -
Installment/consumer loans               66       32       28       37       44
                                       ----------------------------------------
   Total                                145       56       40       52       44
                                       ----------------------------------------

Net charge-offs                         130      174      136      143      131
Provision for possible loan losses
 charged to operations                  330      268      333       44      136
                                       ----------------------------------------
Balance at end of period               1238     1038      944      747      846
                                       ========================================
Ratio of net charge-offs during period
  to average loans outstanding         0.11%    0.16%    0.17%    0.22%    0.23%

IV.B.
The allocation of the allowance for possible loan losses is as follows:

Year Ended December 31,             1996              1995              1994              1993              1992
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except for percentages)      Percentage        Percentage        Percentage        Percentage        Percentage
                                             of Loans          of Loans          of Loans          of Loans          of Loans
                                             to Total          to Total          to Total          to Total          to Total
                                    Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans
                                    -------------------------------------------------------------------------------------------
Real estate loans                       685     78.8%     576     73.0%     517     71.7%     462     77.5%     597     85.9%
Unsecured business and personal loans   301     11.1%     179     10.6%     165     10.7%     172      8.8%     178      7.4%
Secured business and personal loans       1      0.3%       1      0.6%       5      1.0%      63      1.0%       6      1.4%
Installment/consumer loans              251      9.8%     282     15.8%     257     16.6%      50     12.7%      65      5.3%
                                    -------------------------------------------------------------------------------------------
     Total                             1238    100.0%    1038    100.0%     944    100.0%     747    100.0%     846    100.0%
                                    ===========================================================================================

V.A. Deposits
-------------

The following table sets forth the classifications of the average deposits and the average rates paid on the Registrant's deposits for the periods indicated:


Year Ended December 31,                                           1996                      1995                      1994
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except for percentages)
                                                        Average        Average      Average      Average      Average      Average
                                                       Deposits      Rates Paid    Deposits    Rates Paid    Deposits    Rates Paid
                                                    --------------------------------------------------------------------------------
Demand deposits                                           $47,829           -       $39,496           -       $35,768           -
Savings, NOW and money market deposits                    $68,342          2.3%     $65,740          2.4%     $74,730          2.4%
Certificates of deposit of $100,000 or more               $18,718          5.3%     $22,733          5.8%     $12,544          3.5%
Other time deposits                                       $44,848          5.4%     $43,176          5.4%     $26,918          3.7%
                                                    --------------------------------------------------------------------------------
     Total                                               $179,737          2.8%    $171,145          3.1%    $149,960          2.2%
                                                    ================================================================================


At December 31, 1996, the remaining maturities of the Registrant's time certificates of $100,000 or more were as follows:


                                                                               (In thousands)
                                                                               -----------------------------------------------------
                                                                               3 months or less                            $15,016
                                                                               Over 3 thru 6 months                         $2,064
                                                                               Over 6 thru 12 months                          $996
                                                                               Over 12 months                                 $175
                                                                                                                          ----------
                                                                               Total                                       $18,251
                                                                                                                          ==========

VI.   RETURN ON EQUITY AND ASSETS
---------------------------------

The information required by Item VI. is included in the "Five Year Summary of Operations" which appears on page 8 of the Registrant's 1996 Annual Report to Shareholders which is incorporated herein by reference.

VII.   SHORT-TERM BORROWINGS
----------------------------

The Registrant had no short-term borrowings at the end of the reported period. The average amounts outstanding during the reported period were less than 30 percent of stockholders' equity at the end of the period.

Item 2. Description of Property
-------------------------------

Facilities of the Registrant are located at 2488 Montauk Highway, Bridgehampton, New York in the Bank's Main Office facility. As such, the Registrant itself has no physical properties.

The Bank's Main Office is owned in fee. During 1996 the Bank continued construction of a new main office and administrative facility on the approximately 3.3 acres located at Snake Hollow Road, Bridgehampton, New York. A Spring 1997 completion date is anticipated.

The Bank also owns the building which houses its Southold Branch located at 54790 Main Road, Southold, New York. The Bank leases four additional properties as branch locations at 425 County Road 39, Southampton, New York; 26 Park Place, East Hampton, New York; Main Road Mattituck, New York; and 1 The Plaza, Montauk, New York. The Bank leases additional space at 425 County Road 39, Southampton, New York for its financial operations department and 184 Old Country Road, Riverhead, New York for a loan and residential mortgage center.

It is the opinion of management of the Company that the current facilities, including the facility under construction, are suitable and adequate at the present time.

Item 3. Legal Proceedings
-------------------------

There are no material legal proceedings, individually or in the aggregate, to which the Registrant or the Bank is a party or of which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

"Common Stock Information" set forth on page 28 of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 9 through 14 of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 7. Financial Statements
----------------------------

The Consolidated Financial Statements and notes, together with the Report of Independent Public Accountants included on pages 15 through 28 of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

See Exhibit 13.2 for the independent auditors' report on the consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1994.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------
"Independent Accountants" set forth on page 10 of the Registrant's Proxy Statement dated March 13, 1997 is incorporated herein by reference.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
---------------------------------------------------------------------
Compliance With Section 16 (a) of the Exchange Act
--------------------------------------------------

"Nominees for Directors and Directors Continuing in Office" set forth on pages 3 through 4 of the Registrant's Proxy Statement dated March 13, 1997 is incorporated herein by reference.

Information regarding executive officers of the Registrant is included in Part I, Item 1, Description of Business.

"Compliance with Section 16 (a) of the Exchange Act" set forth on page 8 of the Registrant's Proxy Statement dated March 13, 1997 is incorporated herein by reference.

Item 10. Executive Compensation
-------------------------------

"Compensation of Directors" and "Compensation of Executive Officers" set forth on page 6 of the Registrant's Proxy Statement dated March 13, 1997 is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

"Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" set forth on pages 2 through 4 of the Registrant's Proxy Statement dated March 13, 1997 incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

"Certain Relationships and Related Transactions" set forth on page 8 of the Registrant's Proxy Statement dated March 13, 1997 is incorporated herein by reference.

"Related party loans" set forth as part of Footnote 4 of the Notes to Consolidated Financial Statements which appears on page 23 of the Annual Report to Share-holders for the year ended December 31, 1996 is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits

The Following Exhibits are incorporated herein by reference:

 3.1          Certificate of Incorporation of the Registrant
 3.2          By-laws of the Registrant
10.2          Severance Agreement - Anthony Leone
10.3          Annual Incentive Plan
10.4          Service Agreement - Fiserv Boston, Inc.
10.5          Equity Incentive Plan

The following Exhibits are filed with this Form 10-KSB:

10.1          Employment Contract - Thomas J. Tobin
              Dated January 27, 1997

13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1996 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed filed herewith.)

13.2 Independent Auditors' Report on the consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1994.

Reports on Form 8-K

There were no reports on Form 8K filed during the fourth quarter of 1996.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BRIDGE BANCORP, INC.
                                            --------------------
                                                Registrant



Date:   March 28, 1997                      By    /s/ Thomas J. Tobin
      ----------------------                    --------------------------------
                                                 Thomas J. Tobin, President/CEO


Date:   March 28, 1997                      By    /s/ Christopher Becker
      ----------------------                    --------------------------------
                                                 Christopher Becker,
                                                 Senior Vice President/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Raymond Wesnofske            Director              March 28, 1996
--------------------------------                     ------------------------
Raymond Wesnofske

/s/ Thomas J. Tobin              Director              March 28, 1996
--------------------------------                     ------------------------
Thomas J. Tobin

/s/ Thomas E. Halsey             Director              March 28, 1996
--------------------------------                     ------------------------
Thomas E. Halsey

/s/ Marcia Z. Hefter             Director              March 28, 1996
--------------------------------                     ------------------------
Marcia Z. Hefter

/s/ R. Timothy Maran             Director              March 28, 1996
--------------------------------                     ------------------------
R. Timothy Maran

/s/ Albert E. McCoy              Director              March 28, 1996
--------------------------------                     ------------------------
Albert E. McCoy

/s/ Walter A. Preische, Jr.      Director              March 28, 1996
--------------------------------                     ------------------------
Walter A. Preische, Jr.


/s/ L.H. Strickland              Director              March 28, 1996
--------------------------------                     ------------------------
L.H. Strickland

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number      Description of Exhibit                              Page
--------------
 3.1                Certificate of Incorporation of the                   *
                    Registrant (incorporated by reference
                    to Registrant's amended Form 10, File
                    No. 0-18546, filed October 15, 1990)


 3.2                By-laws of the Registrant (incorporated               *
                    by reference to Registrant's amended
                    Form 10, File No. 0-18546, filed
                    October 15, 1990)


10.1                Employment Contract - Thomas J. Tobin                28
                    Dated January 27, 1997


10.2                Severance Agreement - Anthony Leone                   *
                    (incorporated by reference to Registrant's
                    amended Form 10, File No. 0-18546, filed
                    October 15, 1990)


10.3                Annual Incentive Plan (incorporated by                *
                    reference to Registrant's Form 10-KSB,
                    File No. 0-18546, filed March 31, 1994)


10.4                Service Agreement - Fiserv Boston, Inc.               *
                    (incorporated by reference to Registrant's
                    Form 10-KSB, File No 0-18546, filed
                    March 31, 1994)


10.5                Equity Incentive Plan (incorporated by                *
                    reference to Registrant's Form 14A,
                    File No. 0-18546, filed April 1, 1996)


13.1                Registrant's Annual Report to Shareholders           39
                    for the year ended December 31, 1996


13.2                Independent Auditors' Report on the                  71
                    Consolidated Financial Statements as of
                    December  31,  1994 and for the  year  ended
                    December 31, 1994.


                    * Denotes incorporated by reference
