Form 10QSB
period 1997-03-31
BRIDGE BANCORP INC
filed 1997-05-08
CIK 846617

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                        ----------------------

                              FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1997

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

                              2200 MONTAUK HIGHWAY
                             BRIDGEHAMPTON, NEW YORK
                    (Address of principal executive offices)

                                      11932
                                   (Zip Code)

                                   11-2934195
                      (IRS Employer Identification Number)

                                 (516) 537-1000
                           (Issuer's telephone number)

                              2488 MONTAUK HIGHWAY
                             BRIDGEHAMPTON, NEW YORK
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: 1,407,999 shares of common stock as of May 5, 1997.

                              BRIDGE BANCORP, INC.
                                      INDEX


Part 1. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

     Unaudited Consolidated Statements of Condition as of March 31, 1997 and December 31, 1996

     Unaudited Consolidated Statements of Income for the three months ended March 31, 1997 and 1996

     Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996

     Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders-None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8K-None

SIGNATURES


Part 1.  Financial Information
Item 1.  Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)

                                                                    March 31,   December 31,
                                                                      1997         1996
                                                                    -------      -------
ASSETS
Cash and due from banks .......................................   $  12,061    $  12,247
Interest earning deposits with banks ..........................       2,596           68
Federal funds sold ............................................        -           1,250
                                                                    -------      -------
       Total cash and cash equivalents ........................      14,657       13,565

Investment in debt and equity securities, net:
   Securities available for sale, at fair value ...............      62,489       57,779
   Securities held to maturity (fair value of $7,055
   and $6,273 respectively) ...................................       7,051        6,262
                                                                    -------      -------
       Total investment in debt and equity securities, net ....      69,540       64,041

Loans .........................................................     121,872      118,881
Less:
  Allowance for possible loan losses ..........................       1,312        1,238
                                                                    -------      -------
       Loans, net .............................................     120,560      117,643

Banking premises and equipment, net ...........................       7,540        6,773
Accrued interest receivable ...................................       1,732        1,343
Deferred income taxes .........................................         363           51
Other assets ..................................................       1,404        1,198
                                                                    -------      -------

TOTAL ASSETS ..................................................   $ 215,796    $ 204,614
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits ...............................................   $  50,966    $  50,464
Savings, NOW, and money market deposits .......................      67,638       73,791
Certificates of deposit of $100,000 or more ...................      28,234       18,251
Other time deposits ...........................................      42,857       42,341
                                                                    -------      -------
        Total deposits ........................................     189,695      184,847

Federal funds purchased .......................................       6,700         -
Accrued interest on depositors' accounts ......................       1,499        1,537
Other liabilities and accrued expenses ........................         666        1,304
                                                                    -------      -------
        Total Liabilities .....................................   $ 198,560    $ 187,688
                                                                    =======      =======

Stockholders' equity:
  Common stock, par value $5.00 per share:
   Authorized: 6,500,000 shares; issued and outstanding
  1,407,600 shares at 3/31/97 and 12/31/96                            7,092        7,092
  Surplus .....................................................         600          600
  Undivided profits ...........................................      10,152        9,395
 Less: Net unrealized appreciation in securities
       available for sale, net of tax .........................          13          460
       Treasury Stock at cost, 32,400 shares ..................        (621)        (621)
                                                                    -------      -------
        Total Stockholders' Equity ............................      17,236       16,926
  Commitments and contingencies ...............................        -            -
                                                                    -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $ 215,796    $ 204,614
                                                                  =========    =========

See accompanying notes to the unaudited  consolidated  financial statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
                                                                  Three Months
                                                                 Ended March 31,
                                                                1997        1996
                                                                -----      -----
Interest income:
  Loans (including fee income) ...........................     $2,921     $2,738
  Deposits with banks ....................................          1          1
  Federal funds sold .....................................         77         90
  U.S. Treasury and government agency securities .........        294        262
  State and municipal obligations ........................        252        223
  Other securities .......................................         16         10
  Mortgage-backed securities .............................        451        366
                                                                -----      -----
    Total interest income ................................      4,012      3,690
                                                                =====      =====

Interest expense:
  Savings, N.O.W. and money market deposits ..............        395        378
  Certificates of deposit of $100,000 or more ............        379        244
  Other time deposits ....................................        551        639
  Other borrowed money ...................................         13          1
                                                                -----      -----
    Total interest expense ...............................      1,338      1,262
                                                                -----      -----

Net interest income ......................................      2,674      2,428
Provision for possible loan losses .......................         60         76
                                                                -----      -----

Net interest income after provision for
  possible loan losses ...................................      2,614      2,352
                                                                -----      -----

Other income:
  Service charges on deposit accounts ....................        176        141
  Mortgage banking activities ............................        242        114
  Other operating income .................................        120        178
                                                                -----      -----
    Total other income ...................................        538        433
                                                                -----      -----
Other expenses:
  Salaries and employee benefits .........................      1,100        986
  Net occupancy expense ..................................        138        153
  Furniture and fixture expense ..........................        133        120
  Other operating expenses ...............................        650        649
                                                                -----      -----
    Total other expenses .................................      2,021      1,908
                                                                -----      -----

Income before provision for income taxes .................      1,131        877
Provision for income taxes ...............................        374        280
                                                                -----      -----
Net income ...............................................     $  757     $  597
                                                               ======     ======
Basic Earnings per share .................................     $ 0.54     $ 0.41
                                                               ======     ======


See accompanying  notes to the unaudited  consolidated  financial  statements.


BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                  Three Months ended March 31,
                                                                       1997        1996
                                                                     ------       -----
Operating activities:
  Net Income ...................................................   $    757    $    597
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for possible loan losses .......................         60          76
      Depreciation and amortization ............................        111         102
      Accretion of discounts ...................................        (15)        (19)
      Amortization of premiums .................................         32         116
      Increase in accrued interest receivable ..................       (389)        (95)
      Increase in other assets .................................       (206)         (1)
      Increase in accrued and other liabilities ................          4         345
                                                                     ------       -----
Net cash provided by operating activities .......................       354       1,121
                                                                     ------       -----

Investing activities:
  Purchases of securities available for sale ...................     (6,300)     (2,112)
  Purchases of securities held to maturity .....................       (789)       -
  Proceeds from maturing securities available for sale .........       -          2,435
  Proceeds from maturing securities held to maturity ...........       -          1,180
  Proceeds from principal payments on mortgage-backed securities        814       1,839
  Net increase in loans ........................................     (2,977)       (122)
  Purchases of banking premises and equipment, net of deletions        (878)       (423)
                                                                     ------       -----
Net cash used by investing activities ..........................    (10,130)      2,797
                                                                     ------       -----

Financing activities:
  Net increase in deposits .....................................      4,848       4,736
  Increase in other borrowings .................................      6,700        -
  Cash dividends paid ..........................................       (680)       (528)
                                                                     ------       -----
Net cash provided by financing activities ......................     10,868       4,208
                                                                     ------       -----

Increase in cash and cash equivalents ..........................      1,092       8,126
Cash and cash equivalents beginning of period ..................     13,565       7,480
                                                                     ------       -----
Cash and cash equivalents end of period ........................   $ 14,657    $ 15,606
                                                                   ========    ========

Supplemental information-Cash Flows:
  Cash paid for:
    Interest ...................................................   $  1,375    $  1,021
    Income taxes ...............................................   $    117    $    153

See accompanying notes to the unaudited consolidated financial statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

1.  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its
wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expense for the reported periods. Actual future results could differ significantly from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.



Item 2.  Management's Discussion and Analysis or Plan of Operation


Financial Condition
-------------------

The assets of the Registrant totaled $215,796,000 at March 31, 1997, an increase of $ 11,182,000 or 5.5% from the year end. This increase mainly resulted from an increase in investments in debt and equity securities of 8.6% or $5,499,000 and and growth in net loans of 2.5% or $2,917,000. Interest earning deposits with banks increased from $68,000 at December 31, 1996 to $2,596,000 or 3717.7% at March 31, 1997. Continued construction of the Registrant's main office facility resulted in an increase in Bank premises and equipment of $767,000 in the first three months of 1996 as these construction costs are capitalized. The source of funds for the increase in assets was derived from an increase in deposits of $4,848,000 or 2.6%, and the increase in purchased federal funds totalling $6,700,000 at quarter end.

Total stockholders' equity was $17,236,000 at March 31, 1997, an increase of 1.8% over December 31, 1996. The increase of $310,000 was the result of undistributed net income for the three month period ended March 31, 1996, of $757,000 less the net decrease in unrealized appreciation in securities available for sale, net of tax, of $447,000. The decrease in the unrealized appreciation in securities available for sale is directly attributable to changes in interest rates. Management determined such depreciation to be temporary, and does not expect future sales to result in material loss with regards to results of operations.

On April 15, 1997 the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable May 30, 1997 to stockholders of record as of May 1, 1997. The stock split increased outstanding common shares from 469,333 to 1,407,999 shares. Stockholder's equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from undivided profits to common stock the par value of the additional shares arising from the stock split. In addition, all references in the unaudited Consolidated Financial Statements and Notes thereto to the number of shares and per-share amounts of the common stock have been restated giving retroactive recognition to the stock split.

Results of Operations
---------------------

During the first three months of 1997, the Registrant earned net income of $757,000 or $.54 per share as compared with $597,000 or $.41 per share for the same period in 1996. Highlights for the three months ended March 31, 1997 include: (i) a $246,000 or 10.1% increase in net interest income; (ii) a $105,000 or 24.2% increase in total other income; and (iii) a $113,000 or 5.9% increase in total other expenses. The provision for income taxes increased $94,000 or 33.6%. In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share.

Net income for the first three months of 1997 reflects annualized returns of 17.55% on average total stockholders' equity and 1.45% on average total assets as compared to the corresponding figures for the preceding calendar year of 18.84% on average total stockholders' equity and 1.51% on average total assets.

Net interest income, the primary source of income, increased by $246,000 or 10.1% for the current three month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $175,348,000 in the first three months of 1996 to $193,152,000 for the comparable period in 1997, a 10.2% increase. There was a decrease in the yield on average interest earning assets from 8.4% at March 31, 1996 to 8.3% in the current year. The cost of average interest bearing liabilities remained the same at 3.8% . The net yield on average earning assets of 5.5% for the period ended March 31, 1997 was consistent for the same period in 1996.

A $60,000 provision for possible loan losses was made during the three month period ended March 31, 1997, compared to a $76,000 provision for the same period in 1996. The allowance for possible loan losses increased to $1,312,000 at March 31,1997, as compared to $1,238,000 at December 31, 1996. As a percentage of loans the allowance was 1.08% at March 31, 1997 and 1.04% at December 31, 1996. The allowance as a percentage of nonperforming loans (including loans past due 90 days or more and still accruing) was 113.3% at March 31, 1997 compared to 460.2% at December 31, 1996. This decrease results from one loan relationship becoming nonperforming although the Bank feels the borrowings are well collateralized. The allowance reflects management's evaluation of classified loans, charge-off trends, concentrations of credit and other pertinent factors. It also reflects input from the Bank's outside loan review consultants.

Total other income increased during the three month period ended March 31, 1997 by $105,000 or 24.3% over the same period last year. The increase was the result of mortgage banking activities totalling $242,000, an increase of $128,000 or 112.3% over the same period last year. The increase was caused by the Bank's efforts to further penetrate the mortgage market. Other operating income decreased $58,000 or 32.6% from the same period last year . The March 31, 1996 total of $178,000 included nonrecurring other income primarily consisting of recoveries of interest and fees on nonaccrual loans.

Total other expenses increased during the three month period ended March 31, 1997 by $113,000 or 5.9% over the same period last year. This increase mainly results from increased salary and employee benefit expense of $114,000 or 11.6% which relates to salary increases and additional staffing.

The provision for income taxes increased during the three month period ended March 31, 1997 by $94,000 or 33.6% over the same period last year. The increase reflects the growth in income before income taxes.


Part II Other Information

None.

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BRIDGE BANCORP, INC.


Date: May 8, 1997  Thomas J. Tobin
                   ---------------
                   Thomas J. Tobin
                   President and Chief Executive Officer


Date: May 8, 1997  Christopher Becker
                   ------------------
                   Christopher Becker
                   Senior Vice President and Treasurer

May 8, 1997


Securities and Exchange Commission
450 Fifth Street, N.W.
Filing Desk
Mall Stop 1-H
Washington, DC 20549-1004



Dear Sirs:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Bridge Bancorp, Inc. (the "Company") is the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1997.

     This filing is being effected by direct transmission to the Commission's EDGAR System.


                                      Sincerely,

                                      CHRISTOPHER BECKER
                                      Senior Vice President & Treasurer