Form 10QSB
period 1997-06-30
BRIDGE BANCORP INC
filed 1997-08-13
CIK 846617

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                        ----------------------

                              FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1997
                                OR

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

                        Yes  [X]  No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,407,999 shares of common stock as of August 13, 1997.

                     BRIDGE BANCORP, INC.
                            INDEX


Part 1. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

     Unaudited Consolidated Statements of Condition as of June 30, 1997 and December 31, 1996

     Unaudited Consolidated Statements of Income for the three months and six months ended June 30, 1997 and 1996

     Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996

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









                              =====================

Part 1.  Financial Information
Item 1.  Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)

                                                                   June 30,   December 31,
                                                                     1997          1996
------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks .......................................   $  14,334    $  12,247
Interest earning deposits with banks ..........................          98           68
Federal funds sold ............................................       8,000        1,250
                                                                  ---------    ---------
       Total cash and cash equivalents ........................      22,432       13,565

Investment in debt and equity securities, net:
   Securities available for sale, at fair value ...............      61,426       57,779
   Securities held to maturity (fair value of $5,037
   and $6,273 respectively) ...................................       5,034        6,262
                                                                  ---------    ---------
       Total investment in debt and equity securities, net ....      66,460       64,041

Loans .........................................................     123,166      118,881
Less:
  Allowance for possible loan losses ..........................       1,309        1,238
                                                                  ---------    ---------
       Loans, net .............................................     121,857      117,643

Banking premises and equipment, net ...........................       8,039        6,773
Accrued interest receivable ...................................       1,425        1,343
Deferred income taxes .........................................         117           51
Other assets ..................................................       2,350        1,198
                                                                  ---------    ---------
TOTAL ASSETS ..................................................   $ 222,680    $ 204,614
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits ...............................................   $  60,566    $  50,464
Savings, NOW, and money market deposits .......................      71,817       73,791
Certificates of deposit of $100,000 or more ...................      25,972       18,251
Other time deposits ...........................................      42,942       42,341
                                                                  ---------    ---------
        Total deposits ........................................     201,297      184,847


Accrued interest on depositors' accounts ......................       1,075        1,537
Other liabilities and accrued expenses ........................       1,453        1,304
                                                                  ---------    ---------
        Total Liabilities .....................................     203,825      187,688
                                                                  ---------    ---------

Stockholders' equity:
  Common stock, par value $5.00 per share:
   Authorized: 6,500,000 shares; issued and outstanding
  1,407,999 shares at 6/30/97 and  1,407,600 shares at 12/31/96       7,202        7,200
  Surplus .....................................................         607          600
  Undivided profits ...........................................      11,301        9,287
 Less: Net unrealized appreciation in securities
       available for sale, net of tax .........................         366          460
       Treasury Stock at cost, 32,400 shares ..................        (621)        (621)
                                                                  ---------    ---------
        Total Stockholders' Equity ............................      18,855       16,926
  Commitments and contingencies
                                                                  ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $ 222,680    $ 204,614
                                                                  =========    =========

See accompanying notes to the unaudited consolidated financial statements.


BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                          1997            1996             1997           1996
----------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (including fee income) ........................   $2,999          $2,782          $5,920          $5,520
  Deposits with banks .................................        2               1               3               2
  Federal funds sold ..................................       87              86             164             176
  U.S. Treasury and government agency securities ......      298             311             592             573
  State and municipal obligations .....................      266             200             518             423
  Other securities ....................................       18              11              34              21
  Mortgage-backed securities ..........................      496             387             947             753
                                                          ------          ------          ------          ------
    Total interest income .............................    4,166           3,778           8,178           7,468
                                                          ------          ------          ------          ------

Interest expense:
  Savings, N.O.W. and money market deposits ...........      405             398             800             776
  Certificates of deposit of $100,000 or more .........      390             237             769             481
  Other time deposits .................................      533             617           1,084           1,256
  Other borrowed money ................................       42               2              55               3
                                                          ------          ------          ------          ------
    Total interest expense ............................    1,370           1,254           2,708           2,516
                                                          ------          ------          ------          ------

Net interest income ...................................    2,796           2,524           5,470           4,952
Provision for possible loan losses ....................       60              45             120             121
                                                          ------          ------          ------          ------

Net interest income after provision for
  possible loan losses ................................    2,736           2,479           5,350           4,831
                                                          ------          ------          ------          ------

Other income:
  Service charges on deposit accounts .................      204             194             380             335
  Mortgage banking activities .........................      256             162             498             276
  Gain on sale of building ............................    1,405            --             1,405            --
  Net securities gains ................................     --                14            --                14
  Other operating income ..............................      189             269             309             447
                                                          ------          ------          ------          ------
    Total other income ................................    2,054             639           2,592           1,072
                                                          ------          ------          ------          ------

Other expenses:
  Salaries and employee benefits ......................    1,126             990           2,226           1,976
  Net occupancy expense ...............................      184             130             322             283
  Furniture and fixture expense .......................      134             123             267             243
  Other operating expenses ............................      776             751           1,426           1,400
                                                          ------          ------          ------          ------
    Total other expenses ..............................    2,220           1,994           4,241           3,902
                                                          ------          ------          ------          ------


Income before provision for income taxes ..............    2,570           1,124           3,701           2,001
Provision for income taxes ............................      960             391           1,334             671
                                                          ------          ------          ------          ------
Net income ............................................   $1,610          $  733          $2,367          $1,330
                                                          ======          ======          ======          ======
Basic earnings per share ..............................   $ 1.14          $ 0.51          $ 1.68          $ 0.93
                                                          ======          ======          ======          ======

See accompanying notes to the unaudited consolidated financial statements. All per share amounts have been adjusted to reflect the effects of the split.


BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                      Six months ended June 30,
                                                                        1997           1996
----------------------------------------------------------------------------------------------
Operating activities:
  Net Income ...................................................   $  2,367    $  1,330
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for possible loan losses .......................        120         121
      Depreciation and amortization ............................        244         205
      Accretion of discounts ...................................        (32)        (42)
      Amortization of premiums .................................         61         226
      Gain on the sale of building .............................     (1,404)         --
      Net securities gains .....................................       --           (14)
      Increase in accrued interest receivable ..................        (82)        197
      Increase in other assets .................................     (1,152)       (471)
      Increase in accrued and other liabilities ................         15         358
                                                                   --------    --------
Net cash provided by operating activities ......................        137       1,910
                                                                   --------    --------

Investing activities:
  Purchases of securities available for sale ...................     (8,949)    (31,175)
  Purchases of securities held to maturity .....................     (1,737)    (   165)
  Proceeds from sales of securities available for sale .........      1,542      14,434
  Proceeds from maturing securities available for sale .........      1,800       7,805
  Proceeds from maturing securities held to maturity ...........      2,965       3,681
  Proceeds from principal payments on mortgage-backed securities      1,770       4,080
  Proceeds from sale of building ...............................      1,554         --
  Net increase in loans ........................................     (4,334)     (2,061)
  Purchases of banking premises and equipment, net of deletions      (1,659)     (1,206)
                                                                   --------    --------
Net cash used by investing activities ..........................     (7,048)     (4,607)
                                                                   --------    --------

Financing activities:
  Net increase in deposits .....................................     16,450      14,019
  Payment for purchase of treasury stock .......................       --        (  429)
  Net proceeds from issuance of restricted common stock
         issued pursuant to equity incentive plan ..............          8        --
  Cash dividends paid ..........................................       (680)       (528)
                                                                   --------    --------
Net cash provided by financing activities ......................     15,778      13,062
                                                                   --------    --------

Increase in cash and cash equivalents ..........................      8,867      10,365
Cash and cash equivalents beginning of period ..................     13,565       7,480
                                                                   --------    --------
Cash and cash equivalents end of period ........................   $ 22,432    $ 17,845
                                                                   ========    ========

Supplemental information-Cash Flows:
  Cash paid for:
    Interest ...................................................   $  3,169    $  2,214
    Income taxes ...............................................   $    813    $    512
 Noncash investing and financing activities:

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

Item 2.  Management's Discussion and Analysis or Plan of Operation


Financial Condition
-------------------

The assets of the Registrant totaled $222,680,000 at June 30, 1997, an increase of $18,066,000 or 8.8% from the year end. This increase mainly resulted from an increase in cash and cash equivalents of $8,867,000 caused by deposit growth. Net loans grew 3.6% or $4,214,000. Capitalized construction costs attributable to the Registrant's new main office facility were primarily the reason for a net increase in the Bank premises and equipment of $1,266,000 in the first six months of 1997. The source of funds for the increase in assets was derived from an increase in deposits of $16,450,000 or 8.9%.

Total stockholders' equity was $18,855,000 at June 30, 1997, an increase of 11.4% over December 31, 1996. The increase of $1,929,000 was the result of undistributed net income for the six month period ended June 30, 1997, of $2,367,000, less dividends declared of $352,00; less the net decrease in unrealized appreciation in securities available for sale, net of tax, of $94,000; and the proceeds of the issuance of shares of restricted common stock of $8,000 pursuant to the equity incentive plan. The decrease in securities available for sale is directly attributable to changes in interest rates.

Stock Split
-------------------

On April 15, 1997, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable May 30, 1997 to stockholders of record as of May 1, 1997. The stock split increased outstanding common shares from 469,333 to 1,407,999 shares. Stockholders equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from undivided profits to common stock the par value of the additional shares arising from the stock split. In addition, all references in the unaudited Consolidated Financial Statements and Notes thereto to the number of shares, per-share amounts, and market prices of the common stock have been restated giving retroactive recognition to the stock split.

Results of Operations
---------------------

During the first six months of 1997, the Registrant earned net income of $2,367,000 or $1.68 per share as compared with $1,330,000 or $.93 per share for the same period in 1996. Net income for the three month period ended June 30, 1997 was $1,610,000 or $1.14 per share compared to $733,000 or $.51 per share for the same period in 1996. Net income includes a gain on the sale of the Bank's former headquarters building totaling $829,000 net of applicable taxes of $575,000. Highlights for the six months ended June 30, 1997 include: (i) a $518,000 or 20.5% increase in net interest income; (ii) a $1,520,000 or 237.9% increase in total other income; and (iii) a $339,000 or 17.0% increase in total other expenses. The provision for income taxes increased $663,000 or 169.6%. In 1997, the Company adopted Statement of Accounting Standards No. 128 Earnings per Share.

Net income for the first six months of 1997 reflects annualized returns of 27.40% on average total stockholders' equity and 2.23% on average total assets as compared to the corresponding figures for the preceding calendar year of 18.84% on average total stockholders' equity and 1.51% on average total assets. Annualized returns on average total stockholders' equity and the average total assets before the gain on the sale of assets were 17.83% and 1.38% respectively.

Net interest income, the primary source of income, increased by $518,000 or 20.5% for the current six month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $177,603,000 in the first six months of 1996 to $195,421,000 for the comparable period in 1997, a 10.0% increase. The yield on average interest earning assets at June 30, 1997 remained at 8.4% from the same period in 1996. The cost of average interest bearing liabilities also remained the same at 3.8%. The net yield on average earning assets of 5.6% for the period ended June 30, 1997 was consistent with the same period in 1996.

A $120,000 provision for possible loan losses was made during the six month period ended June 30, 1997, compared to a $121,000 provision for the same period in 1996. The allowance for possible loan losses increased to $1,309,000 at June 30, 1997, as compared to $1,238,000 at December 31, 1996. As a percentage of loans the allowance was 1.06% at June 30, 1997 and 1.04% at December 31, 1996. The allowance as a percentage of nonperforming loans (including loans past due 90 days or more and still accruing) was 117.43% at June 30, 1997 compared to 460.2% at December 31, 1996. This decrease results from one loan relationship becoming nonperforming although the Bank feels the borrowings are adequately collateralized. The allowance reflects management's evaluation of classified loans, charge-off trends, concentrations of credit and other pertinent factors. It also reflects input from the Bank's 1997 examination by the Office of the Comptroller of the Currency and outside loan review consultants.

Total other income increased during the six month period ended June 30, 1997 by $1,520,000 or 237.9% over the same period last year. The increase was the result of: (i) a gain on the sale of assets, principally the sale of the Bank's former headquarter's building, of $1,405,000; and (ii) mortgage banking activities totaling $498,000, an increase of $222,000 or 137.0% over the same period last year. The increase was the result of the Bank's efforts to further penetrate the mortgage market. Other operating income decreased $138,000 or 51.3% from the same period last year . The June 30, 1996 total of $447,000 was mainly a result of nonrecurring income.

Total other expenses increased during the six month period ended June 30, 1997 by $339,000 or 17.0% over the same period last year. This increase mainly results from increased salary and employee benefit expense of $250,000 or 25.3%.

The provision for income taxes increased during the six month period ended June 30, 1997 by $663,000 or 169.6% over the same period last year. The effective tax rate increased to 37% from 34% in the prior calendar year as a result of decreased benefits of tax exempt income in the current year. It also reflects the growth in income before taxes including approximately $575,000 in taxes on the gain on the sale of the building.

Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At the Registrant's annual meeting on April 15, 1997, an amendment to the Certificate of Incorporation to increase the authorized number of shares of Common Stock, $5.00 par value, from 1,500,000 to 6,500,0000 was approved by the stockholders. Shares voted for the proposal totaled 384,118; shares voted against the proposal totaled 25,299; abstentions totaled 3,052; and broker non votes totaled 18,197.

Item 6. Exhibits

     a.  Exhibits
             The   Certificate   of  Amendment  of  the   Certificate   of
             Incorporation of Bridge Bancorp, Inc.

     b. Reports on Form 8-K
            None


In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BRIDGE BANCORP, INC.


Date: August 13, 1997  Thomas J. Tobin
                       ---------------
                       Thomas J. Tobin
                       President and Chief Executive Officer


Date: August 13, 1997  Christopher Becker
                       ------------------
                       Christopher Becker
                       Senior Vice President and Treasurer