Form 10QSB
period 1997-09-30
BRIDGE BANCORP INC
filed 1997-11-14
CIK 846617

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                        ----------------------

                              FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1997
                                OR

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

                        Yes  [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,407,999 shares of common stock as of November 12, 1997.

                              BRIDGE BANCORP, INC.
                                      INDEX


Part 1. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

     Unaudited Consolidated Statements of Condition as of September 30, 1997 and December 31, 1996

     Unaudited Consolidated Statements of Income for the three months and nine months ended September 30, 1997 and 1996

     Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996

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

Part 1.  Financial Information
Item 1.  Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)

                                                                September 30  December 31,
                                                                   1997           1996
---------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks .......................................   $  10,600    $  12,247
Interest earning deposits with banks ..........................         134           68
Federal funds sold ............................................        --          1,250
                                                                  ---------    ---------
       Total cash and cash equivalents ........................      10,734       13,565

Investment in debt and equity securities, net:
   Securities available for sale, at fair value ...............      82,811       57,779
   Securities held to maturity (fair value of $10,474
   and $6,273 respectively) ...................................      10,471        6,262
                                                                  ---------    ---------
       Total investment in debt and equity securities, net ....      93,282       64,041

Loans .........................................................     129,759      118,881
Less:
  Allowance for probable loan losses ..........................       1,313        1,238
                                                                  ---------    ---------
       Loans, net .............................................     128,446      117,643

Banking premises and equipment, net ...........................       8,541        6,773
Accrued interest receivable ...................................       1,763        1,343
Deferred income taxes .........................................        --             51
Other assets ..................................................       1,502        1,198
                                                                  ---------    ---------
TOTAL ASSETS ..................................................   $ 244,268    $ 204,614
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits ...............................................   $  64,923    $  50,464
Savings, NOW, and money market deposits .......................      76,131       73,791
Certificates of deposit of $100,000 or more ...................      37,378       18,251
Other time deposits ...........................................      43,916       42,341
                                                                  ---------    ---------
        Total deposits ........................................     222,348      184,847


Accrued interest on depositors' accounts ......................       1,326        1,537
Deferred income taxes .........................................          58         --
Other liabilities and accrued expenses ........................         570        1,304
                                                                  ---------    ---------
        Total Liabilities .....................................     224,302      187,688
                                                                  ---------    ---------

Stockholders' equity:
  Common stock, par value $5.00 per share:
   Authorized: 6,500,000 shares; issued and outstanding
  1,407,999 shares at 9/30/97 and  1,407,600 shares at 12/31/96       7,202        7,200
  Surplus .....................................................         607          600
  Undivided profits ...........................................      12,161        9,287
 Less: Net unrealized appreciation in securities
       available for sale, net of tax .........................         617          460
       Treasury Stock at cost, 32,400 shares ..................        (621)        (621)
                                                                  ---------    ---------
        Total Stockholders' Equity ............................      19,966       16,926
  Commitments and contingencies
                                                                  ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $ 244,268    $ 204,614
                                                                  =========    =========

See accompanying notes to the unaudited consolidated financial statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

                                                             Three Months Ended Sept 30,   Nine Months Ended Sept 30,
                                                                   1997        1996            1997         1996
---------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (including fee income) ..........................        $2,797      $2,663          $ 8,717     $ 8,183
  Deposits with banks ...................................             1           8                4          10
  Federal funds sold ....................................           168         144              332         320
  U.S. Treasury and government agency securities ........           343         362              935         935
  State and municipal obligations .......................           265         227              783         650
  Other securities ......................................            18          10               52          31
  Mortgage-backed securities ............................           529         436            1,476       1,189
                                                                 ------      ------          -------     -------
    Total interest income ...............................         4,121       3,850           12,299      11,318
                                                                 ------      ------          -------     -------

Interest expense:
  Savings, N.O.W. and money market deposits .............           412         414            1,212       1,190
  Certificates of deposit of $100,000 or more ...........           434         300            1,203         781
  Other time deposits ...................................           573         595            1,657       1,851
  Other borrowed money ..................................             0           8               55          11
                                                                 ------      ------          -------     -------
    Total interest expense ..............................         1,419       1,317            4,127       3,833
                                                                 ------      ------          -------     -------

Net interest income .....................................         2,702       2,533            8,172       7,485
Provision for possible loan losses ......................            60          90              180         211
                                                                 ------      ------          -------     -------

Net interest income after provision for
  possible loan losses ..................................         2,642       2,443            7,992       7,274
                                                                 ------      ------          -------     -------

Other income:
  Service charges on deposit accounts ...................           218         182              598         517
  Mortgage banking activities ...........................           622         402            1,120         678
  Gain on sale of building ..............................          --          --              1,405        --
  Net securities gains ..................................             4          28                4          42
  Other operating income ................................           271         223              580         670
                                                                 ------      ------          -------     -------
    Total other income ..................................         1,115         835            3,707       1,907
                                                                 ------      ------          -------     -------

Other expenses:
  Salaries and employee benefits ........................         1,181       1,018            3,407       2,994
  Net occupancy expense .................................           195         125              517         408
  Furniture and fixture expense .........................           151         138              418         381
  Other operating expenses ..............................           872         746            2,298       2,146
                                                                 ------      ------          -------     -------
    Total other expenses ................................         2,399       2,027            6,640       5,929
                                                                 ------      ------          -------     -------


Income before provision for income taxes ................         1,358       1,251            5,059       3,252
Provision for income taxes ..............................           498         435            1,832       1,106
                                                                 ------      ------          -------     -------
Net income ..............................................        $  860      $  816          $ 3,227     $ 2,146
                                                                 ======      ======          =======     =======
Basic earnings per share ................................        $ 0.61      $ 0.58          $  2.29     $  1.50
                                                                 ======      ======          =======     =======
Diluted earnings per share ..............................        $ 0.60                      $  2.28
                                                                 ======      ======          =======     =======

See accompanying notes to the unaudited consolidated financial statements. All per share amounts have been adjusted to reflect the effects of the split.

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                               Nine months ended September 30,
                                                                     1997        1996
----------------------------------------------------------------------------------------------
Operating activities:
  Net Income ...................................................   $  3,227    $  2,146
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for possible loan losses .......................        180         211
      Depreciation and amortization ............................        393         309
      Accretion of discounts ...................................        (49)        (73)
      Amortization of premiums .................................         92         285
      Gain on the sale of building .............................     (1,404)       --
      Net securities gains .....................................         (4)        (43)
      (Increase) in accrued interest receivable ................       (420)        (79)
      (Increase) in other assets ...............................       (304)       (272)
      (Decrease) increase in accrued and other liabilities .....       (264)        508
                                                                   --------    --------
Net cash provided by operating activites .......................      1,447       2,992
                                                                   --------    --------

Investing activities:
  Purchases of securities available for sale ...................    (32,157)    (58,902)
  Purchases of securities held to maturity .....................     (9,667)     (3,900)
  Proceeds from sales of securities available for sale .........      3,560      24,218
  Proceeds from maturing securities available for sale .........      1,925       8,300
  Proceeds from maturing securities held to maturity ...........      4,375       3,721
  Proceeds from principal payments on mortgage-backed securities      2,948       5,406
  Proceeds from sale of building ...............................      1,554        --
  Net increase in loans ........................................    (10,983)     (4,837)
  Proceeds from sale of other real estate owned ................       --           235
  Purchases of banking premises and equipment, net of deletions      (2,310)     (2,026)
                                                                   --------    --------
Net cash used by investing activities ..........................    (40,755)    (27,785)
                                                                   --------    --------

Financing activities:
  Net increase in deposits .....................................     37,501      21,141
  Decrease in other borrowings .................................       --         6,600
  Payment for purchase of treasury stock .......................       --      ($   621)
  Net proceeds from issuance of restricted common stock
         issued pursuant to equity incentive plan ..............          8        --
  Cash dividends paid ..........................................     (1,032)       (835)
                                                                   --------    --------
Net cash provided by financing activities ......................     36,477      26,285
                                                                   --------    --------

(Decrease) increase in cash and cash equivalents ...............     (2,831)      1,492
Cash and cash equivalents beginning of period ..................     13,565       7,480
                                                                   --------    --------
Cash and cash equivalents end of period ........................   $ 10,734    $  8,972
                                                                   ========    ========

Supplemental information-Cash Flows:
  Cash paid for:
    Interest ...................................................   $  4,338    $  3,420
    Income taxes ...............................................   $  1,848    $    904
 Noncash investing and financing activities:
     None

See accompanying notes to the unaudited consolidated financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation


Financial Condition
-------------------

The assets of the Registrant totaled $244,268,000 at September 30, 1997, an increase of $39,654,000 or 19.38% from the year end. This increase mainly results from the increase in investment in debt and equity securities of $29,241,000 or 45.7%, and the increase in net loans of 9.2% or $10,803,000.
Capitalized construction costs attributable to the Registrant's new main office facility were primarily the reason for a net increase in the Bank premises and equipment of $1,768,000 in the first nine months of 1997. The source of funds for the increase in assets was derived from an increase in deposits of $37,501,000 or 20.3%. Demand deposits increased $14,459,000 or 28.7% over
December 31, 1996. This increase is attributed to seasonal fluctuations and increased business development efforts. Certificates of deposit of $100,000 or more increased $19,127,000 or 104.8% over the prior year end primarily as a result of increased public fund deposits.


Total stockholders' equity was $19,966,000 at September 30, 1997, an increase of 18.0% over December 31, 1996. The increase of $3,040,000 was the result of net income for the nine month period ended September 30, 1997, of $3,227,000, less dividends declared of $352,000, plus the net increase in unrealized appreciation in securities available for sale, net of tax, of $157,000; and the proceeds of the issuance of shares of common stock of $8,000 pursuant to the equity incentive plan. The net increase in securities available for sale is directly attributable to appreciation due to changes in interest rates. Recent volatility in the financial markets had no material effect on the value of the securities held as available for sale.

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

Results of Operations
---------------------

During the first nine months of 1997, the Registrant earned net income of $3,227,000 or $2.29 per share as compared with $2,146,000 or $1.50 per share for the same period in 1996. Net income for the three month period ended September 30, 1997 was $860,000 or $.61 per share compared to $816,000 or $.58 per share for the same period in 1996.

Net income for the nine month period includes a gain on the sale of the Bank's former headquarters building totaling $829,000 net of applicable taxes of $575,000. Highlights for the nine months ended September 30, 1997 include: (I) a $687,000 or 9.2% increase in net interest income; (ii) a $1,800,000 or 94.4% increase in total other income; and (iii) a $711,000 or 12.0% increase in total other expenses. The provision for income taxes increased $726,000 or 65.6%. Highlights for the three month period ended September 30, 1997 include: (I) a $169,000 or 6.7% increase in net interest income; (ii) a $280,000 or 33.5% increase in total other income; and (iii) a $372,000 or 18.6% increase in total other expenses. In 1997, the Company adopted Statement of Accounting Standards No. 128 Earnings per Share.

Net income for the first nine months of 1997 reflects annualized returns of 23.77% on average total stockholders' equity and 1.95% on average total assets as compared to the corresponding figures for the preceding calendar year of 18.84% on average total stockholders' equity and 1.51% on average total assets. Annualized returns on average total stockholders' equity and the average total assets before the gain on the sale of assets, chiefly the former headquarters building, were 17.68% and 1.45%, respectively.

Net interest income, the primary source of income, increased by $687,000 or 9.2% for the current nine month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $182,572,000 in the first nine months of 1996 to $201,448,000 for the comparable period in 1997, a 10.3% increase. The yield on average interest earning assets at September 30, 1997 decreased to 8.1% from 8.3% during the same period in 1996. The cost of average interest bearing liabilities remained the same at 3.8%. The net yield on average earning assets of 5.4% for the period ended September 30, 1997 decreased from 5.5% for the same period in 1996.

A $60,000 provision for possible loan losses was made each quarter during the nine month period ended September 30, 1997 totalling $180,000, as compared to a $211,000 provision for the same period in 1996. The allowance for possible loan losses increased to $1,313,000 at September 30, 1997, as compared to $1,238,000 at December 31, 1996. As a percentage of loans the allowance was 1.01% at September 30, 1997 and 1.04% at December 31, 1996. The allowance as a percentage of nonperforming loans (including loans past due 90 days or more and still accruing) was 115.18% at September 30, 1997 compared to 460.2% at December 31, 1996. This decrease results from one loan relationship becoming nonperforming although management believes the borrowing relationship in question is adequately collateralized. The allowance reflects management's evaluation of classified loans, charge-off trends, concentrations of credit and other pertinent factors. It also reflects input from the Bank's 1997 examination by the Office of the Comptroller of the Currency and outside loan review consultants.

Total other income increased during the nine month period ended September 30, 1997 by $1,800,000 or 94.4% over the same period last year. The increase was the result of: (I) a gain on the sale of assets, principally the sale of the Bank's former headquarter's building, of $1,405,000; and (ii) mortgage banking activities totaling $1,120,000, an increase of $442,000 or 65.2% over the same period last year. For the three month period ended September 30, 1997, mortgage banking activities increased 54.7% or $220,000 over the same period in the previous year. These increases are the result of the Bank's efforts to further penetrate the mortgage market. Other operating income decreased $90,000 or 13.4% from the same period last year . The decrease mainly resulted from not realizing the same level of non recurring income in the same period of the current year.

Total other expenses increased during the nine month period ended September 30, 1997 by $711,000 or 12.0%, and for the three month period ended September 30, 1997 by $372,000 or 18.4%, over the same period last year. For the three month period ended September 30, 1997, salary and benefit expense increased $163,000 or 16.0% over the same period in the prior year. For the nine month period ended September 30, 1997 the salary and employee benefit expense of $413,000 was 13.8% higher than the same period in the previous year. This increase mainly results from increased staffing and salary increases. Net occupancy expense for the nine month period ended September 30, 1997 increased by $109,000 or 26.7%, and for the three month period ended September 30, 1997 by $70,000 or 56%, over the same period last year. These increases reflect the costs of the new main headquarters building occupied in May of 1997, increased rental space in the Bank's residential mortgage center and the costs of opening an additional branch office in the village of Southampton. Expected opening date of this branch office is November of 1997. Other operating expenses increased $152,000 or 7.1% for the nine month period, and $126,000 or 16.9% for the three month period ended
September 30, 1997, respectively. This primarily results from increased loan processing expenses incurred by the Bank as part of a product promotion.

The provision for income taxes increased during the nine month period ended September 30, 1997 by $726,000 or 65.6% over the same period last year, $575,000 of the increase being attributable to the tax on the gain realized on the sale of the former headquarters building.. The effective tax rate for the nine month period ended September 30, 1997 was 36% as compared to the prior period of 34% mainly as a result of increased income and decreased benefits of tax exempt income in the current year.

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BRIDGE BANCORP, INC.


Date: November 14, 1997  Thomas J. Tobin
                         ---------------
                         Thomas J. Tobin
                         President and Chief Executive Officer


Date: November 14, 1997  Christopher Becker
                         ------------------
                         Christopher Becker
                         Senior Vice President and Treasurer