Form 10KSB
period 1997-12-31
BRIDGE BANCORP INC
filed 1998-03-30
CIK 846617

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB



                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934

For the fiscal year ended December 31, 1997

[ ] FOR TRANSACTION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file Number 0-18546

                               BRIDGE BANCORP, INC
                 (Name of small business issuer in its charter)

         NEW YORK                                         11-2934195
-----------------------------------                 ---------------------------
(State  or  other   jurisdiction  of                  (I.R.S.   Employer
incorporation or organization)                       Identification Number)

2200  Montauk  Highway,  Bridgehampton,  New York            11932
-------------------------------------------------   ---------------------------
 (Address  of  principal executive office)                 (Zip Code)

Issuer's telephone number (516) 537-1000

Securities registered under Section 12 (b) of the Exchange Act:

                                                  Name of each exchange on
      Title of each class                            which registered
   -----------------------------------         -------------------------------

   -----------------------------------         -------------------------------

Securities registered under Section 12 (g) of the Exchange Act:

                   Common Stock, Par Value of $5.00 Per Share,
                                (Title of Class)


 -----------------------------------------------------------------------------

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----     ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $21,547,000.

The aggregate market value of the voting stock of the Registrant as of March 19, 1998 was $97,151,931.

As of March 19, 1998, the Registrant had outstanding $1,407,999 shares of Common Stock, par value $5.00 per share.




DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Part II and Part III. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 1998, dated March 13, 1998, are incorporated by reference into Part III.

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

The Bank was established in 1910 as a national banking association and is under the supervision of the Office of the Comptroller of the Currency (the "OCC"). Its headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932.

The Bank engages in full service commercial and consumer banking and limited trust business, including accepting time and demand deposits, as well as making secured and unsecured commercial and consumer loans, including auto, personal, home equity, home improvement, residential and commercial mortgages, commercial construction and S.B.A. guaranteed loans. In addition the Bank offers merchant credit and debit card processing, automated teller machines, safe deposit boxes and individual retirement accounts.

The Bank employees 99 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

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

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Bank operations are also subject to regulations of the OCC, the Federal Reserve Board, the FDIC, and the New York State Banking Department. The primary supervisory authority of the Bank is the OCC, who regularly examines the Bank.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentrations of credit risk and the risks of non-traditional activities, as well as reflect the actual performances and expected risk of loss on multi-family mortgages. This law also required each federal banking agency to specify, by regulation the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "under-capitalized," "significantly under-capitalized" and "critically under-capitalized." Under the regulations adopted by the banking agencies, the Bank is considered "well capitalized."

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


I.A. & I. B.  DISTRIBUTION  OF ASSETS,  LIABILITIES  AND  STOCKHOLDERS'  EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth certain information relating to the Registrant's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the periods indicated.
Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in average amounts outstanding.
Loan fee income totaled $649,000 in 1997, $598,000 in 1996 and $425,000 in 1995.

Year ended December 31,                              1997                             1996                           1995
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                             Average                          Average                        Average
                                        Average               Yield/     Average               Yield/   Average               Yield/
                                        Balance    Interest    Cost      Balance    Interest    Cost    Balance    Interest    Cost
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (including fee income) <F1> .   $125,780   $ 12,400     9.9%     $114,220   $ 11,261     9.9%   $105,983   $ 10,299     9.7%
  Deposits with banks ...............      1,320         73     5.5%        1,941         99     5.1%        445         29     6.5%
  Federal funds sold ................      4,787        267     5.6%        4,422        243     5.5%      4,524        262     5.8%
  Taxable investment securities .....     19,736      1,295     6.6%       19,703      1,286     6.5%     17,797      1,134     6.4%
  Tax exempt investment securities ..     23,790      1,115     4.7%       17,474        907     5.2%     19,961        965     4.8%
  Other securities ..................      1,083         71     6.6%          736         48     6.5%        637         48     7.5%
  Mortgage backed securities ........     28,395      2,003     7.1%       24,670      1,657     6.7%     24,996      1,647     6.6%
                                        --------   --------   ------     --------   --------   ------   --------   --------   ------
Total interest earning assets .......   $204,891   $ 17,224     8.4%     $183,166   $ 15,501     8.5%   $174,343   $ 14,384     8.3%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits ...........   $ 71,703   $  1,632     2.3%     $ 68,342   $  1,598     2.3%   $ 65,740   $  1,581     2.4%
  Certificates of deposit of $100,000
     or more ........................     28,601      1,560     5.5%       18,718      1,000     5.3%     22,733      1,321     5.8%
  Other time deposits ...............     42,456      2,230     5.3%       44,848      2,410     5.4%     43,176      2,334     5.4%
  Federal funds purchased ...........         20          1     5.0%           22          1     4.5%       --         --        --
  Other borrowings ..................      2,127        120     5.6%        1,143         63     5.5%        342         22     6.4%
                                        --------   --------   ------     --------   --------   ------   --------   --------   ------
Total interest bearing liabilities ..   $144,907   $  5,543     3.8%     $133,073   $  5,072     3.8%   $131,991   $  5,258     4.0%
                                        --------   --------   ------     --------   --------   ------   --------   --------   ------
Net interest income/interest
  rate spread .......................              $ 11,681     4.6%               $  10,429     4.7%              $  9,126     4.3%
                                                   --------   ------               ---------   ------              --------   ------
Net earning assets/net yield on
  average interest earnings assets ..   $ 59,984                5.7%    $  50,093                5.7%   $ 42,352                5.2%
                                        --------              ------    ---------              ------   --------              ------
Ratio of interest earning assets to
  interest bearing liabilities ......                         141.4%                           137.6%                         132.1%
                                                              ------                           ------                         ------

<F1>
Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in average amounts outstanding.
<F2>
For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation\depreciation due to the application of SFAS No. 115.

I.C.  VOLUME AND YIELD/RATE VARIANCES
--------------------------------------------------------------------------------

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

                                                    Year Ended December 31,        Year Ended December 31,
                                                        1997 Over 1996                 1996 Over 1995

(In thousands)                                          Changes Due To                 Changes Due To
----------------------------------------------------------------------------------------------------------------
                                                  Volume     Rate   Net Change   Volume       Rate    Net Change
INTEREST INCOME ON INTEREST
   EARNING ASSETS:
Federal funds sold .........................   $    20    $     4    $    24    ($    6)   ($   13)   ($   19)
Deposits with banks ........................       (34)         8        (26)        77         (7)        70
Taxable investment securities ..............         2          7          9        123         29        152
Tax exempt investment securities ...........       303        (95)       208       (126)        68        (58)
Other securities ...........................        23          0         23          6         (6)         0
Mortgage-backed securities .................       260         86        346        (21)        31         10
Loans (including loan fee income)<F1>.......     1,140         (1)     1,139        811        151        962
                                                 -------------------------------------------------------------
   Total interest earning assets ...........     1,714          9      1,723        864        253      1,117
                                                 -------------------------------------------------------------

INTEREST EXPENSE ON INTEREST
   BEARING LIABILITIES:

Savings, NOW and money market deposits .....        77        (43)        34         62        (45)        17
Certificates of deposits of $100,000 or more       539         21        560       (220)      (101)      (321)
Other time deposits ........................      (126)       (54)      (180)        90        (14)        76
Federal funds purchased ....................        --         --          0          1         --         --
Other borrowings ...........................        56          1         57         44         (3)        41
                                                 -------------------------------------------------------------
   Total interest bearing liabilities ......       546        (74)       471        (23)      (163)      (187)
                                                 -------------------------------------------------------------
Net interest income ........................     1,169         83      1,252        887        416      1,304
                                                 =============================================================

<F1>
The net change in interest income relating to loan fee income was an increase of $51,000 in 1997 over 1996 and an increase of $173,000 in 1996 over 1995.

II.A. Investment Portfolio

The following table presents the composition of the carrying value of the securities portfolio in each of the last three years at December 31,

(In thousands)                                        1997       1996      1995
--------------------------------------------------------------------------------
Mortgage-Backed Securities .......................   $26,718   $23,554   $22,517
Obligations of State and Political Subdivisions ..    29,792    21,049    18,734
U.S. Treasury and Government Agencies ............    14,409    18,355    17,200
Other Securities .................................     1,083     1,083       663
                                                     -------   -------   -------

Total ............................................   $72,002   $64,041   $59,114
                                                     =======   =======   =======

II.B.  INVESTMENT PORTFOLIO
-------------------------------------------------------------------------

The book value, maturities and approximated weighted average yield (based on the estimated annual income divided by book value) at December 31, 1997 are as follows:

                                                       After one but        After five but                        No stated
                                    Within 1 year     within five years     within ten years  After ten years     maturity
(In thousands)                     Amount    Yield    Amount   Yield       Amount    Yield    Amount   Yield    Amount  Yield  Total
------------------------------------------------------------------------------------------------------------------------------------
Available for sale:
U.S.Treasury securities .........    --      --      $14,409    6.52%         --     --           --     --       --     --  $14,409
U.S. Government Agency Securities    --      --         --       --           --     --           --     --       --     --     --
Mortgage-backed securities ......    --      --         --       --       $ 4,741   7.12%    $21,977    6.99%     --     --   26,718
Oblig.of state and pol.subs ..... $ 2,905   5.64%      6,320    4.89%       9,838   4.66%         --     --       --     --   19,063
                                  --------------------------------------------------------------------------------------------------
Total available for sale ........   2,905   5.64%     20,729    6.02%      14,579   5.46%     21,977    6.99%     --     --   60,190

Held to maturity:
Oblig.of state and pol.subs .....  10,729   3.87%       --       --           --     --           --     --       --     --   10,729
                                  --------------------------------------------------------------------------------------------------
                                   10,729   3.87%       --       --           --     --           --     --       --     --   10,729

Non marketable equity securities:
Federal Reserve Bank Stock ......    --      --         --       --           --     --           --     --  $    36   6.00%      36
Federal Home Loan Bank Stock ....    --      --         --       --           --     --           --     --    1,047   7.00%   1,047
                                  --------------------------------------------------------------------------------------------------
Total non marketable equity
  securities ....................    --      --         --       --           --     --           --     --    1,083   6.97%   1,083
                                  --------------------------------------------------------------------------------------------------
Total held to maturity ..........  10,729   3.87%       --       --           --     --           --     --    1,083   6.97%  11,812
                                  --------------------------------------------------------------------------------------------------
Total debt and equity
  securities .................... $13,634   4.25%    $20,729    6.02%     $14,579   5.46%    $21,977    6.99%$ 1,083   6.97% $72,002
                                  ==================================================================================================

Yields on a tax exempt obligations are not on a tax equivalent basis.

The information required by Item II.C. is included in Footnote 3 of the Notes to Consolidated Financial Statements which appears on pages 24 and 25 of the Registrant's 1997 Annual Report to Shareholders which is incorporated herein by reference.


III.A. Types of Loans

The following table shows the Registrant's loan distribution in each of the last five years at December 31,

                                                             December 31,
                                                             ------------
                                           1997      1996       1995        1994       1993
                                           ----      ----       ----        ----       ----
(in thousands)

Real estate loans ...................   $114,357   $ 93,639   $ 81,394   $ 67,291   $ 55,510
Unsecured business and personal loans     17,638     13,211     11,798     10,094      6,263
Secured business and personal loans .        725        317        654        973        741
Installment/consumer loans ..........      5,916     11,714     17,634     15,773      9,065
                                        ----------------------------------------------------
Total loans .........................   $138,636   $118,881   $111,480   $ 94,131   $ 71,579
                                        ====================================================

III.B.  LOAN PORTFOLIO

The following are the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of non-commercial real estate mortgages and consumer loans to individuals as of December 31, 1997:


                                                     After One
                                        Within One   But Within   After
                                        Year         Five Years   Five Years   Total
--------------------------------------------------------------------------------------
(In Thousands)
Commercial loans .....................  $ 1,059      $ 5,624      $52,453      $59,136
Construction loans ...................   12,280        5,611         --        $17,891
                                        ----------------------------------------------
      Total loans ....................  $13,339      $11,235      $52,453      $77,027
                                        ==============================================
Rate provisions:

Amounts with fixed interest rates ....     --        $ 2,070      $ 3,044      $ 5,114
Amounts with variable interest rates..   13,339        9,165       49,409       71,913
                                        ----------------------------------------------
Total ................................  $13,339      $11,235      $52,453      $77,027
                                        ==============================================



III.C.  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
--------------------------------------------------------------------------------

The following table shows the Registrant's non-performing assets:



December 31,                            1997     1996     1995     1994     1993
--------------------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due
  and still accruing ..............   $    1   $    1      --       --    $  150
Nonaccrual loans ..................      975      269      507      422      259
Restructured loans ................      --       --       --       --       --
Other real estate owned, net ......      --       --       235      782      585
                                      ------------------------------------------
Total ........................        $  976   $  270   $  742   $1,204   $  994
                                      ==========================================


III.C.2.
The information required by Item III.C.2. is included in Footnote 4 of the Notes to Consolidated Financial Statements which appears on pages 25 and 26 of the Registrant's 1997 Annual Report to Shareholders which is incorporated herein by reference.

III.C.3.
The information required by Item III.C.3. is included in Footnote 1 of the Notes to Consolidated Financial Statements which appears on pages 21 through 23 of the Registrant's 1997 Annual Report to Shareholders which is incorporated herein by reference.

Potential Problem Loans

In addition to the total non-performing loans set forth above, loans of approximately $3,440,607 at December 31, 1997, were classified as potential problem loans. These are loans for which management has information which indicated that the borrower may not be able to comply with the present payment terms. These loans are subject to constant management attention and their classification is reviewed on at least a quarterly basis.

III.C.4.
Loan Concentrations

At December 31, 1997, there were no loan concentrations.

IV.A.  SUMMARY OF LOAN LOSS EXPERIENCE
--------------------------------------------------------------------------------

Management uses criteria set forth by the OCC in its classification and review of the loan portfolio which includes a general allocation reserve with a low and high range for each loan type. The ranges are reviewed on a quarterly basis to determine if any adjustments are necessary. The information reviewed includes past due trends, charge off trends, economic conditions and concentrations of credit. The $410,000 provision for possible loan losses for 1997 was used to increase the general allocation as a result of average loans increasing 10.1%.
Based on the loan classification committee's review of the classified loans and the general allocation reserve as it relates to the entire loan portfolio, management believes the allowance for possible loan losses is adequate. However, future additions to the allowance may be necessary based on changes in conditions.

December 31,                              1997      1996       1995      1994      1993
---------------------------------------------------------------------------------------
(In thousands)
Allowance for possible loan losses
  balance at beginning of period .....   $1,238    $1,038    $  944    $  747    $  846

Charge-offs:
Real estate loans ....................      --        --          2        26       --
Unsecured business & personal loans ..       87        11        64        27       118
Secured business & personal loans ....      --        --        --        --        --
Installment/consumer loans ...........      229       264       164       123        77
                                         ----------------------------------------------
   Total .............................      316       275       230       176       195

Recoveries:
Real estate loans ....................      --        --           1      --        --
Unsecured business & personal loans ..        6        79        23        12        15
Secured business & personal loans ....      --        --        --        --        --
Installment/consumer loans ...........       55        66        32        28        37
                                         ----------------------------------------------
   Total .............................       61       145        56        40        52
                                         ----------------------------------------------

Net charge-offs ......................      255       130       174       136       143
Provision for possible loan losses
 charged to operations ...............      410       330       268       333        44
                                         ----------------------------------------------
Balance at end of period .............   $1,393    $1,238    $1,038    $  944    $  747
                                         ==============================================

Ratio of net charge-offs during period
  to average loans outstanding .......    0.20%     0.11%     0.16%     0.17%     0.22%
                                         ==============================================

IV.B.
The allocation of the allowance for possible loan losses is as follows:

Year Ended December 31,                 1997              1996              1995               1994                1993
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except for percentages)        Percentage         Percentage         Percentage         Percentage         Percentage
                                               of Loans           of Loans           of Loans           of Loans           of Loans
                                               to Total           to Total           to Total           to Total           to Total
                                       Amount   Loans     Amount   Loans    Amount    Loans     Amount   Loans     Amount   Loans
                                      ----------------------------------------------------------------------------------------------
Real estate loans ...................   868     82.5%       685    78.8%      576     73.0%      517     71.7%      462     77.5%
Unsecured business and personal loans   336     12.7%       301    11.1%      179     10.6%      165     10.7%      172      8.8%
Secured business and personal loans .     1      0.5%         1     0.3%        1      0.6%        5      1.0%       63      1.0%
Installment/consumer loans ..........   188      4.3%       251     9.8%      282     15.8%      257     16.6%       50     12.7%
                                      ----------------------------------------------------------------------------------------------
     Total .......................... 1,393    100.0%     1,238   100.0%    1,038    100.0%      944    100.0%      747    100.0%
                                      ==============================================================================================

V. Deposits

The following table sets forth the classifications of the average deposits and the average rates paid on the Registrant's deposits for the periods indicated:


Year Ended December 31,                        1997                   1996                        1995
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except for percentages)
                                              Average    Average      Average      Average        Average     Average
                                              Deposits  Rates Paid    Deposits    Rates Paid      Deposits   Rates Paid
                                             --------------------------------------------------------------------------
Demand deposits ...........................   $ 58,571     --           $ 47,829      --          $ 39,496     --
Savings, NOW and money market deposits ....   $ 71,703     2.3%         $ 68,342     2.3%         $ 65,740     2.4%
Certificates of deposit of $100,000 or more   $ 28,601     5.5%         $ 18,718     5.3%         $ 22,733     5.8%
Other time deposits .......................   $ 42,456     5.3%         $ 44,848     5.4%         $ 43,176     5.4%
                                             --------------------------------------------------------------------------
     Total ................................   $201,331     2.7%         $179,737     2.8%         $171,145     3.1%
                                             ==========================================================================


At December 31, 1997, the remaining maturities of the Registrant's time certificates of $100,000 or more were as follows:


                                                                        (In thousands)
                                                                        -----------------------------------------------
                                                                        3 months or less .....................  $16,157
                                                                        Over 3 thru 6 months .................  $ 4,075
                                                                        Over 6 thru 12 months ................  $   337
                                                                        Over 12 months .......................  $   303
                                                                                                                -------
                                                                                 Total .......................  $20,872
                                                                                                                =======


VI.   RETURN ON EQUITY AND ASSETS
---------------------------------

The information required by Item VI. is included in the "Five Year Summary of Operations" which appears on page 9 of the Registrant's 1997 Annual Report to Shareholders which is incorporated herein by reference.

VII.   SHORT-TERM BORROWINGS
----------------------------

The  Registrant's   average  balance  outstanding  during  the  period  for  all
categories  of  short  term   borrowings   was  less  than  thirty   percent  of
stockholders' equity at the end of the period.

Item 2. Description of Property
-------------------------------

Facilities of the Registrant are located at 2200 Montauk Highway, Bridgehampton, New York in the Bank's Main Office facility. As such, the Registrant itself has no physical properties.

The Bank's Main Office is owned in fee. During 1997 the Bank sold its previous headquarters building and moved into its new Main Office and Administrative facility located at 2200 Montauk Highway, Bridgehampton, New York.

The Bank also owns the building which houses its Southold Branch located at 54790 Main Road, Southold, New York. The Bank leases five additional properties as branch locations at 425 County Road 39, Southampton, New York; 26 Park Place, East Hampton, New York; Main Road Mattituck, New York; 94 Main Street, Southampton, NY 11968; and 1 The Plaza, Montauk, New York. The Bank leases additional space at 184 Old Country Road, Riverhead, New York for a residential mortgage center.

It is the opinion of management of the Company that the current facilities are suitable and adequate at the present time.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

"Common Stock Information" set forth on page 32 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 6. Management's  Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 10 through 16 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 7. Financial Statements
----------------------------

The Consolidated Financial Statements and notes, together with the Report of Independent Public Accountants included on pages 17 through 31 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.


Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        With Section 16 (a) of the Exchange Act
        ---------------------------------------

"Nominees for Directors and Directors Continuing in Office" set forth on pages 3 through 5 of the Registrant's Proxy Statement dated March 13, 1998 is incorporated herein by reference.

Executives Officers Of The Registrant And The Bank
--------------------------------------------------

                     Position with the                      Held Executive
                     Registrant and the                     Officer Position
Name and Age         Bank                                   Since
------------         ------------------                     ----------------

Thomas J. Tobin      President and Chief Executive                 1984
53                   Officer of the Registrant and Bank

Christopher Becker   Senior Vice President of the                  1991
32                   Registrant and the Bank, Treasurer
                     of the Registrant, Chief Financial
                     Officer of the Bank

Anthony Leone        Senior Vice President of the                  1987
50                   Registrant and the Bank, Secretary of
                     the Registrant, Chief Banking Officer
                     of the Bank


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

"Compliance with Section 16 (a) of the Exchange Act" set forth on page 10 of the Registrant's Proxy Statement dated March 13, 1998 is incorporated herein by reference.

Item 10. Executive Compensation
-------------------------------

"Compensation of Directors", "Compensation of Executive Officers", and "Employment Contracts and Severance Agreements" set forth on pages 7 through 10 of the Registrant's Proxy Statement dated March 13, 1998 is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

"Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" set forth on pages 2 through 5 of the Registrant's Proxy Statement dated March 13, 1998 incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

"Certain Relationships and Related Transactions" set forth on page 10 of the Registrant's Proxy Statement dated March 13, 1998 is incorporated herein by reference.

"Related party loans" set forth as part of Footnote 4 of the Notes to Consolidated Financial Statements which appears on page 25 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K


Exhibits

The Following Exhibits are incorporated herein by reference:

 3.1          Certificate of Incorporation of the Registrant
 3.2          By-laws of the Registrant
10.1          Employment Contract - Thomas J. Tobin, Dated January 27, 1997
10.3          Annual Incentive Plan
10.4          Service Agreement - Fiserv Boston, Inc.
10.5          Equity Incentive Plan

The following Exhibits are filed with this Form 10-KSB:

10.2          Severance Agreement - Anthony Leone

10.6          Severance Agreement - Christopher Becker

13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1997 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed filed herewith.)


Reports on Form 8-K

There were no reports on Form 8K filed during the fourth quarter of 1997.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BRIDGE BANCORP, INC.
                                              --------------------
                                                  Registrant



Date:  March 27, 1998                        By  /s/ Thomas J. Tobin
     --------------------                      ---------------------------------
                         Thomas J. Tobin, President/CEO


Date:  March 27, 1998                        By  /s/ Christopher Becker
     -------------------                       ---------------------------------
                                                 Christopher Becker,
                         Senior Vice President/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Raymond Wesnofske              Director             March 27, 1998
---------------------------------                    ---------------------
Raymond Wesnofske

/s/ Thomas J. Tobin                Director             March 27, 1998
---------------------------------                    ---------------------
Thomas J. Tobin

/s/ Thomas E. Halsey               Director             March 27, 1998
---------------------------------                    ---------------------
Thomas E. Halsey

/s/ Marcia Z. Hefter               Director             March 27, 1998
---------------------------------                    ---------------------
Marcia Z. Hefter

/s/ R. Timothy Maran               Director             March 27, 1998
---------------------------------                    ---------------------
R. Timothy Maran

/s/ Albert E. McCoy                Director             March 27, 1998
---------------------------------                    ---------------------
Albert E. McCoy

/s/ Walter A. Preische, Jr.        Director             March 27, 1998
---------------------------------                    ---------------------
Walter A. Preische, Jr.

/s/ L.H. Strickland                Director             March 27, 1998
---------------------------------                    ---------------------
L.H. Strickland

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number       Description of Exhibit                          Exhibit
--------------       ----------------------                          -------

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

 3.2                 By-laws of the Registrant (incorporated           *
                     by reference to Registrant's amended
                     Form 10, File No. 0-18546, filed
                     October 15, 1990)

10.1                 Employment Contract - Thomas J. Tobin
                     (incorporated by reference to Registrant's        *
                     Form 10-KSB, File No. 0-18546, filed
                     March 31, 1997)

10.2                 Severance Agreement - Anthony Leone               2
                     Dated January 13, 1998

10.3                 Annual Incentive Plan (incorporated by            *
                     reference to Registrant's Form 10-KSB,
                     File No. 0-18546, filed March 31, 1994)

10.4                 Service Agreement - Fiserv Boston, Inc.           *
                     (incorporated by reference to Registrant's
                     Form 10-KSB, File No 0-18546, filed
                     March 31, 1994)

10.5                 Equity Incentive Plan (incorporated by            *
                     reference to Registrant's Form 14A,
                     File No. 0-18546, filed April 1, 1996)

10.6                 Severance Agreement - Christopher Becker          3
                     Dated January 13, 1998

13.1                 Registrant's Annual Report to Shareholders        1
                     for the year ended December 31, 1997



                      * Denotes incorporated by reference