Form 10-Q
period 1998-03-31
BRIDGE BANCORP INC
filed 1998-05-14
CIK 846617

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                        ----------------------

                              FORM 10-QSX

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1998
                                OR

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

                        Yes  [X]*  No [ ]
* As a small business issuer

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,408,249 shares of common stock as of May 13, 1998.

                     BRIDGE BANCORP, INC.
                            INDEX


Part 1. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

     Unaudited Consolidated Statements of Condition as of March 31, 1998
          and December 31, 1997

     Unaudited Consolidated Statements of Income for the three months ended March 31, 1998 and 1997

     Unaudited Consolidated Statements of Stockholder's Equity for the three months ended March 31, 1998

     Unaudited Consolidated  Statements of Cash Flows for the three months ended
          March 31, 1998 and 1997

     Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8K

No reports on Form 8K have been filed during the quarter ended March 31, 1998. The exhibits filed as part of this report are listed below.

Exhibit Index
-------------

11.0   Statement re: Computation of Per Share Earnings

27.0   Financial Data Schedule

SIGNATURES

Part 1.  Financial Information
Item 1.  Financial Statements
                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
               (In thousands, except share and per share amounts)

                                                         March 31   December 31,
                                                           1998           1997
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks ...............................   $  13,260    $  12,740
Interest earning deposits with banks ..................          66           89
Federal funds sold ....................................        --           --
                                                           ---------    --------
    Total cash and cash equivalents ...................      13,326       12,829

Investment in debt and equity securities, net:
   Securities available for sale, at fair value .......      58,914       60,190
   Securities held to maturity (fair value of $11,013
   and $11,823 respectively) ..........................      11,003       11,812
                                                          ---------    ---------
    Total investment in debt and equity securities, net      69,917       72,002

Loans .................................................     149,637      138,636
Less:
  Allowance for possible loan losses ..................       1,452        1,393
                                                          ---------    ---------
    Loans, net ........................................     148,185      137,243

Banking premises and equipment, net ...................       8,756        8,728
Accrued interest receivable ...........................       1,840        1,460
Deferred income taxes .................................        --           --
Other assets ..........................................       1,474          850
                                                          ---------    ---------
TOTAL ASSETS ..........................................   $ 243,498    $ 233,112
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits .......................................   $  61,295    $  63,629
Savings, NOW, and money market deposits ...............      82,937       76,740
Certificates of deposit of $100,000 or more ...........      32,311       20,872
Other time deposits ...................................      42,609       42,456
                                                          ---------    ---------
    Total deposits ....................................     219,152      203,697


Overnight borrowings ..................................       2,000        6,500
Accrued interest on depositors' accounts ..............       1,277        1,244
Deferred income taxes .................................         142           94
Other liabilities and accrued expenses ................         583        2,126
                                                          ---------    ---------
    Total Liabilities .................................     223,154      213,661
                                                          ---------    ---------

Stockholders' equity:
  Common stock, par value $5.00 per share:
   Authorized: 6,500,000 shares; issued and outstanding
  1,407,999 shares at 3/31/98 and 12/31/97 ............       7,202        7,202
  Surplus .............................................         607          607
  Undivided profits ...................................      12,329       11,509
 Less:  Treasury Stock at cost, 32,400 shares .........        (621)        (621)
                                                          ---------    ---------
                                                             19,517       18,697
  Accumulated other comprehensive income, net of taxes          827          754
                                                          ---------    ---------
    Total Stockholders' Equity ........................      20,344       19,451
                                                          ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $ 243,498    $ 233,112
                                                          =========    =========

See accompanying notes to the unaudited consolidated financial statements.


                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)

                          Three Months Ended March 31,
                                    1998 1997
--------------------------------------------------------------------------------
Interest income:
  Loans (including fee income) ...........................     $3,364     $2,921
  Mortgage-backed securities .............................        449        451
  State and municipal obligations ........................        330        252
  U.S. Treasury and government agency securities .........        228        294
  Other securities .......................................         19         16
  Federal funds sold .....................................          7         77
  Deposits with banks ....................................          2          1
                                                               ------     ------
    Total interest income ................................      4,399      4,012

Interest expense:
  Savings, N.O.W. and money market deposits ..............        432        395
  Certificates of deposit of $100,000 or more ............        394        379
  Other time deposits ....................................        544        551
  Other borrowed money ...................................         44         13
                                                               ------     ------
    Total interest expense ...............................      1,414      1,338
                                                               ------     ------

Net interest income ......................................      2,985      2,674
Provision for possible loan losses .......................         90         60
                                                               ------     ------

Net interest income after provision for
  possible loan losses ...................................      2,895      2,614
                                                               ------     ------

Other income:
  Mortgage banking activities ............................        326        242
  Service charges on deposit accounts ....................        198        176
  Other operating income .................................        188        120
                                                               ------     ------
    Total other income ...................................        712        538
                                                               ------     ------

Other expenses:
  Salaries and employee benefits .........................      1,233      1,100
  Net occupancy expense ..................................        197        138
  Furniture and fixture expense ..........................        163        133
  Other operating expenses ...............................        799        650
                                                               ------     ------
    Total other expenses .................................      2,392      2,021
                                                               ------     ------


Income before provision for income taxes .................      1,215      1,131
Provision for income taxes ...............................        395        374
                                                               ------     ------
Net income ...............................................     $  820     $  757
                                                               ======     ======
Basic earnings per share .................................     $ 0.58     $ 0.54
                                                               ======     ======
Diluted earnings per share ...............................     $ 0.57       --
                                                               ======     ======

See accompanying notes to the unaudited consolidated financial statements. All per share amounts have been adjusted to reflect the effects of the stock split.

Bridge Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands, except per share amounts)


                                                                                                                 Accumulated
                                                                                                                   Other
                                         Common Stock                   Comprehensive  Undivided    Treasury   Comprehensive
                                      Shares        Amount     Surplus      Income      profits      Stock         Income     Total
                                     -----------------------------------------------------------------------------------------------
                                      ==================================             ===============================================

Balance at December 31, 1997 ......  1,407,999   $   7,202   $     607   $       0   $  11,509    ($    621)   $     754   $  19,451
Net income ........................       --          --          --     $     820   $     820         --           --     $     820
Net change in unrealized
  appreciation in securities
  available for sale, net of tax ..       --          --          --     $      73        --           --      $      73   $      73
                                                                         ---------
Comprehensive Income ..............       --          --          --     $     893        --           --           --
                                     ------------------------------------=========--------------------------------------------------

Balance at March 31, 1998 .........  1,407,999   $   7,202   $     607               $  12,329   ($    621)    $     827   $  20,344
                                     ====================================         ==================================================


                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                  Three months ended March 31,
                                                                      1998          1997
----------------------------------------------------------------------------------------------
Operating activities:
  Net Income ...................................................   $    820    $    757
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for possible loan losses .......................         90          60
      Depreciation and amortization ............................        166         111
      Accretion of discounts ...................................        (16)        (15)
      Amortization of premiums .................................         32          32
      (Increase) in accrued interest receivable ................       (380)       (389)
      (Increase) in other assets ...............................       (624)       (206)
      Increase in accrued and other liabilities ................        110           4
                                                                   --------    --------
Net cash provided by operating activites .......................        198         354
                                                                   --------    --------

Investing activities:
  Purchases of securities available for sale ...................       --        (6,300)
  Purchases of securities held to maturity .....................       --          (789)
  Proceeds from maturing securities available for sale .........         55        --
  Proceeds from maturing securities held to maturity ...........        809        --
  Proceeds from principal payments on mortgage-backed securities      1,326         814
  Net increase in loans ........................................    (11,032)     (2,977)
  Purchases of banking premises and equipment, net of deletions        (194)       (878)
                                                                   --------    --------
Net cash used by investing activities ..........................     (9,036)    (10,130)
                                                                   --------    --------

Financing activities:
  Net increase in deposits .....................................     15,455       4,848
  (Decrease) Increase in other borrowings ......................     (4,500)      6,700
  Cash dividends paid ..........................................     (1,620)       (680)
                                                                   --------    --------
Net cash provided by financing activities ......................      9,335      10,868
                                                                   --------    --------

(Decrease) increase in cash and cash equivalents ...............        497       1,092
Cash and cash equivalents beginning of period ..................     12,829      13,565
                                                                   --------    --------
Cash and cash equivalents end of period ........................   $ 13,326    $ 14,657
                                                                   ========    ========

Supplemental information-Cash Flows:
  Cash paid for:
    Interest ...................................................   $  1,381    $  1,375
    Income taxes ...............................................   $    189    $    117
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

                              =====================


                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                       NOTES TO THE UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its
wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expense for the reported periods. Actual future results could differ significantly from these estimates. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

2. Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended March 31, 1998 and 1997, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 1,422,897 and 1,407,600, respectively. For the three months ended March 31, 1998 and 1997, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 1,407,999 and 1,407,600 respectively.

3. Comprehensive Income

The Company adopted Statement of SFAS No. 130 "Reporting Comprehensive Income" this quarter. All comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of this Statement.

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company consists solely of unrealized holding gains or losses on available for sale securities. Such gains or losses are net of reclassification adjustments for realized gains (losses) on sales of available for sale securities.

4. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                              March 31, 1998             December 31,1997
---------------------------------------------------------------------------------------------
(In thousands)
                                                       Estimated                    Estimated
                                         Amortized        Fair        Amortized       Fair
                                           Cost           Value          Cost         Value
---------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury securities .............   $14,080       $14,435       $14,084       $14,409
  Oblig. of NY State & pol.subs ........    18,567        19,001        18,636        19,063
  Mortgage-backed securities ...........    24,866        25,478        26,190        26,718
                                           -------------------------------------------------
    Total available for sale ...........   $57,513       $58,914       $58,910       $60,190
                                           -------------------------------------------------
Held to maturity:
  Oblig. of NY State & pol.subs ........   $ 9,920       $ 9,930       $10,729       $10,740

Non marketable Equity securities:
  Federal Reserve Bank Stock ...........   $    36       $    36       $    36       $    36
  Federal Home Loan Bank Stock .........     1,047         1,047         1,047         1,047
                                           -------------------------------------------------
    Total held to maturity .............   $11,003       $11,013       $11,812       $11,823
                                           --------------------------------------------------

Total debt and equity securities .......   $68,516       $69,927       $70,722       $72,013
                                           =================================================

5. Loans

Loans are summarized as follows:

III.A. Types of Loans

The following table shows the Registrant's loan distribution in each of the periods ended,

                                               03/31/98                12/31/97
                                                     Percent of                Percent of
                                         Balance    Total Loans    Balance    Total Loans
-----------------------------------------------------------------------------------------
(in thousands)
Mortgage Loans:
    Single-family residential .......   $ 22,516       15.05%     $ 20,322       14.66%
    Multi-family residential ........   $     76        0.05%     $     76        0.05%
    Commercial real estate ..........   $ 60,469       40.41%     $ 57,853       41.73%
    Construction and Land ...........   $ 27,472       18.36%     $ 22,166       15.99%
    Home Equity .....................   $ 14,479        9.68%     $ 13,940       10.06%
                                        -----------------------------------------------
Total mortage loans .................   $125,012       83.54%     $114,357       82.49%
Other Loans:
Unsecured business and personal loans     19,553       13.07%       17,638       12.72%
Secured business and personal loans .        714        0.48%          725        0.52%
Installment/consumer loans ..........      4,358        2.91%        5,916        4.27%
                                        -----------------------------------------------
Total loans .........................   $149,637      100%        $138,636      100%
                                        ===============================================

6. Allowance for Loan Loss

Management uses criteria set forth by the OCC in its classification and review of the loan portfolio which includes a general allocation reserve with a high and low range for each loan type. The ranges are reviewed on a quarterly basis to determine if any adjustments are necessary. The information reviewed includes past due trends, economic conditions and concentrations of credit. Based on the loan classification committee's review of the classified loans and the general allocation reserve as it relates to the entire loan portfolio, management believes the allowance for possible loan losses is adequate. However, future additions to the the allowance may be necessary based on changes in conditions.

Changes in the allowance for possible loan losses are summarized as follows:

IV.A.  SUMMARY OF LOAN LOSS EXPERIENCE
--------------------------------------

Period ended,                                   03/31/98    12/31/97    03/31/97
--------------------------------------------------------------------------------
(In thousands)
Allowance for possible loan losses
  balance at beginning of period ............     $1,393      $1,238      $1,238

Charge-offs:
Real estate loans ...........................       --          --          --
Unsecured business & personal loans .........          2          87           0
Secured business & personal loans ...........       --          --          --
Installment/consumer loans ..................         47         229           4
                                                  ------------------------------
   Total ....................................         49         316           4

Recoveries:
Real estate loans ...........................       --          --          --
Unsecured business & personal loans .........          3           6           0
Secured business & personal loans ...........       --          --          --
Installment/consumer loans ..................         15          55          18
                                                  ------------------------------
   Total ....................................         18          61          18
                                                  ------------------------------

Net charge-offs .............................         31         255         -14
Provision for possible loan losses
 charged to operations ......................         90         410          60
                                                  ------------------------------
Balance at end of period ....................     $1,452      $1,393      $1,312
                                                  ==============================
Ratio of net charge-offs during period
  to average loans outstanding ..............       0.02%       0.20%     -0.01%
                                                  ==============================

7. Asset Quality

The following table summarizes non-performing loans:

III.C.  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
---------------------------------------------------

                                                          03/31/98     12/31/97
--------------------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due and still accruing:
  Other ..........................................           $  6           $  1
Nonaccrual loans:
Mortgage loans:
    Single-family residential ....................            133            134
    Commercial real estate .......................            674            674
    Other ........................................            122            167
                                                             -------------------
Total nonaccrual loans ...........................            929            975
Restructured loans ...............................            --             --
Other real estate owned, net .....................            --             --
                                                             -------------------
Total ............................................           $935           $976
                                                             ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Bridge Bancorp, Inc. (the Company), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, has minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (the Bank), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits. Interest income on loans and investments is a function of the average balances outstanding and the average rates earned during a period. Interest expense is a function of the average amount of interest-bearing deposits and the average rates paid on such deposits during a period. The Bank also generates other income, such as fee income on deposit accounts and income from mortgage banking operations and merchant credit card processing programs. The Bank's net income is further affected by the level of its other expenses, such as employees' salaries and benefits and occupancy costs. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.


Financial Condition
-------------------

The assets of the Registrant totaled $243,498,000 at March 31, 1998, an increase of $10,386,000 or 4.5% from the year end. This increase mainly results from the increase in net loans of $10,942,000 or 8.0%, partially offset by a decrease in debt and equity securities of $ 2,085,000 or 2.9%. The source of funds for the increase in assets was derived from an increase in deposits of $15,455,000 or 7.6%. Demand deposits decreased $2,334,000 or 3.67% over December 31, 1997. This decrease is mainly attributed to seasonal fluctuations. Certificates of deposit of $100,000 or more increased $10,834,000 or 51.9% over the prior year end primarily as a result of increased public fund deposits.


Total stockholders' equity was $20,344,000 at March 31, 1998, an increase of 4.60% over December 31, 1997. The increase of $893,000 was the result of net income for the three month period ended March 31, 1998, of $820,000, plus the net increase in unrealized appreciation in securities available for sale, net of tax, of $73,000. The net increase in securities available for sale is directly attributable to appreciation due to changes in market conditions.

Analysis of Net Interest Income
-------------------------------

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month periods ended March 31, 1998 and 1997, respectively. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding.


I.A. & I. B.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL



Three months ended March  31,                                        1998                                  1997
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                                  Average                                    Average
                                                     Average                      Yield/         Average                      Yield/
                                                     Balance        Interest       Cost          Balance       Interest        Cost
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (including fee income) <F1> .............    $145,271      $  3,364        9.4%         $121,541       $  2,921        9.7%
  Deposits with banks ...........................         136             2        6.0%            2,024             25        5.0%
  Federal funds sold ............................         491             7        5.8%            4,141             53        5.2%
  Taxable investment securities .................      14,083           228        6.6%           18,085            294        6.6%
  Tax exempt investment securities ..............      29,214           330        4.6%           20,872            252        4.9%
  Other securities ..............................       1,083            19        7.1%            1,083             16        6.0%
  Mortgage backed securities ....................      25,639           449        7.1%           25,405            451        7.2%
                                                     -------------------------------------------------------------------------------

Total interest earning assets ...................    $215,917      $  4,399        8.3%         $193,151       $  4,012        8.4%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits .......................    $ 81,357      $    432        2.2%         $ 68,851       $    395        2.3%
  Certificates of deposit of $100,000
     or more ....................................      29,461           394        5.4%           29,026            379        5.3%
  Other time deposits ...........................      42,421           544        5.2%           43,135            551        5.2%
  Federal funds purchased .......................           0             0        0.0%                0              0        0.0%
  Other borrowings ..............................       3,293            44        5.4%              906             13        5.8%
                                                     -------------------------------------------------------------------------------

Total interest bearing liabilities ..............    $156,532      $  1,414        3.7%         $141,918       $  1,338        3.8%
                                                     -------------------------------------------------------------------------------

Net interest income/interest
  rate spread ...................................                  $  2,985        4.6%                        $  2,674        4.6%
                                                                   --------------------                        --------------------
Net earning assets/net yield on
  average interest earnings assets ..............    $ 59,385                      5.6%         $ 51,233                       5.6%
                                                     --------                    -----------------------                     ------
Ratio of interest earning assets to
  interest bearing liabilities ..................                                137.9%                                      136.1%
                                                                                 ------                                      ------

<F1>
Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in average amounts outstanding.
<F2>
For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation\depreciation due to the application of SFAS No. 115.

Rate/Volume Analysis
--------------------

The following table sets forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities and changes in average rates on such assets and liabilities. Information is provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rates (changes in rates multiplied by prior volume) and the net changes. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume and rates. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other. In addition, average earning assets include nonaccrual loans.

I.C.  VOLUME AND YIELD/RATE VARIANCES
-------------------------------------

                            Three months ended March
                                 1998 Over 1997
(In thousands)
--------------------------------------------------------------------------------
                                                    Changes Due To         Net
                                                   Volume       Rate     Change
                                                  ------------------------------
INTEREST INCOME ON INTEREST
   EARNING ASSETS:
Federal funds sold ...........................   ($   84)   $    38    ($   46)
Deposits with banks ..........................       (51)        28        (23)
Taxable investment securities ................       (65)        (1)       (66)
Tax exempt investment securities .............       181       (103)        78
Other securities .............................         0          3          3
Mortgage-backed securities ...................        19        (21)        (2)
Loans (including loan fee income*) ...........     1,102       (659)       443
                                                  ------------------------------
   Total interest earning assets .............     1,103       (716)       387
                                                  ------------------------------

INTEREST EXPENSE ON INTEREST
   BEARING LIABILITIES:

Savings, NOW and money market deposits .......       196       (159)        37
Certificates of deposits of $100,000 or more..         6          9         15
Other time deposits ..........................       (20)        13         (7)
Other borrowings .............................        38         (7)        31
                                                  ------------------------------
   Total interest bearing liabilities ........       220       (144)        76
                                                  ------------------------------
Net interest income ..........................       883       (572)       311
                                                  ------------------------------

Capital
-------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios are presented in the following table:


As of March 31,                                                                                1998
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                                       To Be Well
                                                                                           For Capital            Capitalized Under
                                                                                             Adequacy             Prompt Corrective
                                                                       Actual                Purposes             Action Provisions
------------------------------------------------------------------------------------------------------------------------------------
                                                                Amount        Ratio     Amount      Ratio       Amount        Ratio
                                                               ---------------------------------------------------------------------
Total Capital (to risk weighted assets) ................       20,969         12.2%     13,790       >8.0%       17,238       >10.0%
Tier 1 Capital (to risk weighted assets) ...............       19,517         11.3%      6,895       >4.0        10,343       >6.0
Tier 1 Capital (to average assets) .....................       19,517          8.2%      9,523       >4.0        11,903       >5.0

As of December 31,                                                                             1997
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                                       To Be Well
                                CapitalizedtUnder                                          For Capital            Capitalized Under
                                PrompteCorrective                                            Adequacy             Prompt Corrective
                                                                       Actual                Purposes             Action Provisions
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Amount          Ratio          Amount           Ratio
                                                                 -------------------------------------------------------------------
Total Capital (to risk weighted assets) ................       20,090         12.3%     13,104       >8.0%       16,381       >10.0%
Tier 1 Capital (to risk weighted assets) ...............       18,697         11.4%      6,552       >4.0         9,828       >6.0
Tier 1 Capital (to average assets) .....................       18,697          8.3%      9,037       >4.0        11,296       >5.0

Comparison  of  Operating  Results for the Three Months Ended March 31, 1998 and
--------------------------------------------------------------------------------
1997
----

During the first three months of 1998, the Registrant earned net income of $820,000 or $.58 per share as compared with $757,000 or $.54 per share for the same period in 1997. Highlights for the three months ended March 31, 1998 include: (i) a $311,000 or 11.6% increase in net interest income; (ii) a $174,000 or 32.3% increase in total other income; and (iii) a $371,000 or 18.4% increase in total other expenses.

Net income for the first three months of 1998 reflects annualized returns of 17.60% on average total stockholders' equity and 1.40% on average total assets as compared to the corresponding figures for the preceding calendar year of 18.52% on average total stockholders' equity and 1.49% on average total assets excluding the gain on the sale of the building. Including the gain on the sale of the building, return on average equity was 23.08% and return on average assets was 1.86% for the preceding calendar year.

For purposes of these calculations, average stockholder's equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $311,000 or 11.6% for the current three month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $193,151,000 in the first three months of 1997 to $215,917,000 for the comparable period in 1998, an 11.8% increase. The yield on average interest earning assets at March 31, 1998 decreased to 8.3% from 8.4% during the same period in 1997. The cost of average interest bearing liabilities decreased to 3.7% from 3.8% during the same period in 1997. The net yield on average earning assets of 5.6% for the period ended March 31, 1998 was consistent with the same period in 1997.

A $90,000 provision for possible loan losses was made during the three month period ended March 31, 1998, compared to a $60,000 provision for the same period in 1997. The provision for loan losses for 1998 was used to increase the general allocation as a result of average loans for the period increasing 19.5% over the same period last year. The allowance for possible loan losses increased to $1,452,000 at March 31, 1998, as compared to $1,393,000 at December 31, 1997. As a percentage of loans the allowance was .97% at March 31, 1998 and 1.00% at December 31, 1997. The allowance as a percentage of nonperforming loans (including loans past due 90 days or more and still accruing) was 156.3% at March 31, 1998 compared to 142.6% at December 31, 1997. The allowance reflects management's evaluation of classified loans, charge-off trends, concentrations of credit and other pertinent factors. It also reflects input from the Bank's outside loan review consultants.

Total other income increased during the three month period ended March 31, 1998 by $174,000 or 32.3% over the same period last year. Mortgage banking activities totaled $326,000, an increase of $84,000 or 34.7% over the same period last year. This increase results from the Bank's efforts to further penetrate the mortgage market, and the low interest rate environment fueling the refinance market. Other operating income totaled $188,000 an increase of $68,000 or 56.7% over the same period last year. This increase primarily results from increased fee income including new surcharges imposed on non-bank customers at automatic teller machines and higher merchant processing revenues.

Total other expenses increased during the three month period ended March 31, 1998 by $371,000 or 18.4% over the same period last year. Salary and benefit expense increased $133,000 or 12.1% over the same period in the prior year. This increase mainly results from increased staffing and salary increases. Other operating expenses increased $149,000 or 22.9% for the three month period as compared to last year, primarily as a result of increased loan processing expenses relative to the mortgage banking operations, and increased merchant processing expenses both of which are attributable to increased volumes.

The provision for income taxes increased during the three month period ended March 31, 1998 by $21,000 or 5.6% over the same period last year. The effective tax rate for the three month period ended March 31, 1998 was 32.5% as compared to the prior year period of 33.1%. mainly as a result of increased benefits of tax exempt income in the current year.

Asset/Liability Management
--------------------------

The Company's primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits, and the credit quality of the portfolio. Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks and to maintain adequate liquidity.

The Company's Asset/ Liability Committee, comprised of members of senior management and the Board, meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management which are reviewed and approved by the full Board of Directors.

Liquidity
---------

The objective of liquidity management is to ensure the availability of sufficient resources to meet all financial commitments. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

The Company's most liquid assets are cash and cash equivalents, securities available for sale, and securities held to maturity due within one year. The levels of these assets are dependent upon the Company's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. At March 31, 1998, the Company had aggregate lines of credit of $3,000,000 with correspondent banks to provide short term credit for liquidity requirements. The Company also has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow approximately $10,786,000. At March 31, 1998 the Company had $2,000,000 in such borrowings outstanding.

The Company's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes the Company has sufficient liquidity to meet its operating requirements.

Part II Other Information
-------------------------

Item 1. Legal Proceedings
-------------------------

Not applicable

Item 2. Changes in Securities
-----------------------------

Not applicable

Item 3. Defaults upon Senior Securities
---------------------------------------

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable

Item 5. Other Information
-------------------------

Not applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (A) Exhibit Index
         -----------------

         11.0   Statement re: Computation of Per Share Earnings

         27.0 Financial Data Schedule

         (B) Reports on Form 8-K
         -----------------------

         Not applicable

         Submitted only with filing in electronic format.

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BRIDGE BANCORP, INC.


Date: May 14, 1998  Thomas J. Tobin
                    ---------------
                    Thomas J. Tobin
                    President and Chief Executive Officer


Date: May 14, 1998  Christopher Becker
                    ------------------
                    Christopher Becker
                    Senior Vice President and Treasurer