Form 10-Q
period 1998-06-30
BRIDGE BANCORP INC
filed 1998-08-13
CIK 846617

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                        ----------------------

                              FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1998
                                OR

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,411,599 shares of common stock as of August 13, 1998.

                     BRIDGE BANCORP, INC.
                            INDEX


Part 1. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

     Unaudited Consolidated Statements of Condition as of June 30, 1998
         and  December 31, 1997

     Unaudited Consolidated Statements of Income for the three months and six months ended June 30, 1998 and 1997

     Unaudited Consolidated Statements of Stockholder's Equity for the six months Ended June 30, 1998

     Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997

     Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8K

No reports on Form 8K have been filed during the quarter ended June 30, 1998. The exhibits filed as part of this report are listed below.

Exhibit Index
-------------

11.0   Statement re: Computation of Per Share Earnings

27.0   Financial Data Schedule

SIGNATURES

Part 1.  Financial Information
Item 1.  Financial Statements

                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
               (In thousands, except share and per share amounts)

                                                               June 30     December 31,
                                                                1998          1997
--------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ..................................   $  19,746       $  12,740
Interest earning deposits with banks .....................          97              89
Federal funds sold .......................................       5,000            --
                                                             ---------       ---------
       Total cash and cash equivalents ...................      24,843          12,829

Investment in debt and equity securities, net:
   Securities available for sale, at fair value ..........      63,675          60,190
   Securities held to maturity (fair value of $3,303
   and $11,823 respectively) .............................       3,300          11,812
                                                             ---------       ---------
       Total investment in debt and equity securities, net      66,975          72,002

Loans ....................................................     159,437         138,636
Less:
  Allowance for possible loan losses .....................       1,536           1,393
                                                             ---------       ---------
       Loans, net ........................................     157,901         137,243

Banking premises and equipment, net ......................       8,794           8,728
Accrued interest receivable ..............................       1,559           1,460
Other assets .............................................       3,381             850
                                                             ---------       ---------
TOTAL ASSETS .............................................   $ 263,453       $ 233,112
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits ..........................................   $  75,290       $  63,629
Savings, NOW, and money market deposits ..................      91,244          76,740
Certificates of deposit of $100,000 or more ..............      30,384          20,872
Other time deposits ......................................      43,336          42,456
                                                             ---------       ---------
        Total deposits ...................................     240,254         203,697

Overnight borrowings .....................................        --             6,500
Accrued interest on depositors' accounts .................       1,328           1,244
Deferred income taxes ....................................          76              94
Other liabilities and accrued expenses ...................         964           2,126
                                                             ---------       ---------
        Total Liabilities ................................     242,622         213,661
                                                             ---------       ---------
Stockholders' equity:
  Common stock, par value $5.00 per share:
   Authorized: 6,500,000 shares; issued and outstanding
  1,409,599 shares at 6/30/98 and 1,407,999 at 12/31/97 ..       7,210           7,202
  Surplus ................................................         656             607
  Undivided profits ......................................      12,853          11,509
 Less:  Treasury Stock at cost, 32,400 shares ............        (621)           (621)
                                                             ---------       ---------
                                                                20,098          18,697
  Accumulated other comprehensive income, net of taxes ...         733             754
                                                             ---------       ---------
        Total Stockholders' Equity .......................      20,831          19,451
  Commitments and contingencies
                                                             ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $ 263,453       $ 233,112
                                                             =========       =========

See accompanying notes to the unaudited consolidated financial statements.

                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)

                                              Three Months Ended June 30,    Six Months Ended June 30,
                                                   1998         1997            1998       1997
------------------------------------------------------------------------------------------------------
Interest income:
  Loans (including fee income) .................   $3,651      $2,999         $7,015      $5,920
  Mortgage-backed securities ...................      435         496            884         947
  State and municipal obligations ..............      314         266            644         518
  U.S. Treasury and government agency securities      230         298            458         592
  Other securities .............................       21          18             40          34
  Federal funds sold ...........................       77          87             84         164
  Deposits with banks ..........................        0           2              2           3
                                                   ------      ------         ------      ------
    Total interest income ......................    4,728       4,166          9,127       8,178

Interest expense:
  Savings, N.O.W. and money market deposits ....      496         405            928         800
  Certificates of deposit of $100,000 or more ..      405         390            799         769
  Other time deposits ..........................      562         533          1,106        1084
  Other borrowed money .........................       20          42             64          55
                                                   ------      ------         ------      ------
    Total interest expense .....................    1,483       1,370          2,897       2,708
                                                   ------      ------         ------      ------

Net interest income ............................    3,245       2,796          6,230       5,470
Provision for possible loan losses .............      100          60            190         120
                                                   ------      ------         ------      ------
Net interest income after provision for
  possible loan losses .........................    3,145       2,736          6,040       5,350
                                                   ------      ------         ------      ------
Other income:
  Mortgage banking activities ..................      418         256            744         498
  Service charges on deposit accounts ..........      226         204            424         380
  Gain on sale of building .....................     --         1,405           --          1405
  Other operating income .......................      150         189            338         309
                                                   ------      ------         ------      ------
    Total other income .........................      794       2,054          1,506       2,592
                                                   ------      ------         ------      ------
Other expenses:
  Salaries and employee benefits ...............   $1,274       1,126          2,507       2,226
  Net occupancy expense ........................   $  180         184            377         322
  Furniture and fixture expense ................   $  174         134            337         267
  Other operating expenses .....................      874         776          1,673       1,426
                                                   ------      ------         ------      ------
    Total other expenses .......................    2,502       2,220          4,894       4,241
                                                   ------      ------         ------      ------

Income before provision for income taxes .......    1,437       2,570          2,652       3,701
Provision for income taxes .....................      492         960            887       1,334
                                                   ------      ------         ------      ------
Net income .....................................   $  945      $1,610         $1,765      $2,367
                                                   ======      ======         ======      ======
Basic earnings per share .......................   $ 0.67      $ 1.14         $ 1.25      $ 1.68
                                                   ======      ======         ======      ======
Diluted earnings per share .....................   $ 0.67        --           $ 1.24        --
                                                   ======      ======         ======      ======

See accompanying notes to the unaudited consolidated financial statements.
All per share amounts have been adjusted to reflect the effects of the stock split.

Bridge Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands, except per share amounts)
                                                                                                               Accumulated
                                                                                                                 Other
                                              Common Stock                 Comprehensive  Undivided  Treasury Comprehensive
                                          Shares         Amount     Surplus    Income      profits    Stock      Income     Total
                                          -----------------------------------------------------------------------------------------
                                          ==================================             ==========================================

Balance at December 31, 1997 ............ 1,407,999   $  7,202   $    607   $      0     $  11,509   $(   621)  $    754   $ 19,451
Net income ..............................      --         --         --        1,765         1,765       --         --        1,765
Exercise of stock options ...............     1,600          8         49                                                        57
Cash dividends declared, $.30 per share .                                                     (421)                            (421)
Net change in unrealized
 appreciation in securities
 available or sale, net of tax ..........      --         --         --          (21)         --         --          (21)       (21)

Comprehensive Income ....................      --         --         --     $  1,744          --         --         --
                                          ----------------------------------========-----------------------------------------------
Balance at June 30, 1998 ................ 1,409,599   $  7,210   $    656                $ 12,853     $(    621)  $  733   $ 20,831
                                          ==================================        ===============================================

                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                            Six months ended June 30,
                                                                      1998        1997
---------------------------------------------------------------------------------------
Operating activities:
  Net Income ...................................................   $  1,765    $  2,367
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for possible loan losses .......................        190         120
      Depreciation and amortization ............................        337         244
      Accretion of discounts ...................................        (33)        (32)
      Amortization of premiums .................................         65          61
      Gain on the sale of building .............................       --        (1,404)
      Gain on sale of assets ...................................         (1)       --
      (Increase) in accrued interest receivable ................        (99)        (82)
      (Increase) in other assets ...............................     (2,531)     (1,152)
      Increase in accrued and other liabilities ................        119          15
                                                                   --------    --------
Net cash provided by operating activites .......................       (188)        137
                                                                   --------    --------
Investing activities:
  Purchases of securities available for sale ...................     (8,778)     (8,949)
  Purchases of securities held to maturity .....................       (645)     (1,737)
  Proceeds from sales of securities available for sale .........       --         1,542
  Proceeds from maturing securities available for sale .........      2,165       1,800
  Proceeds from maturing securities held to maturity ...........      9,157       2,965
  Proceeds from principal payments on mortgage-backed securities      3,060       1,770
  Proceeds from sale of building ...............................       --         1,554
  Net increase in loans ........................................    (20,848)     (4,334)
  Purchases of banking premises and equipment, net of deletions        (403)     (1,659)
                                                                   --------    --------
Net cash used by investing activities ..........................    (16,292)     (7,048)
                                                                   --------    --------
Financing activities:
  Net increase in deposits .....................................     36,557      16,450
  (Decrease) Increase in other borrowings ......................     (6,500)       --
  Net proceeds from issuance of restricted common stock
         issued pursuant to equity incentive plan ..............       --             8
  Net proceeds from excercise of stock options
         issued pursuant to equity incentive plan ..............         57        --
  Cash dividends paid ..........................................     (1,620)       (680)
                                                                   --------    --------
Net cash provided by financing activities ......................     28,494      15,778
                                                                   --------    --------
(Decrease) increase in cash and cash equivalents ...............     12,014       8,867
Cash and cash equivalents beginning of period ..................     12,829      13,565
                                                                   --------    --------
Cash and cash equivalents end of period ........................   $ 24,843    $ 22,432
                                                                   ========    ========
Supplemental information-Cash Flows:
  Cash paid for:
    Interest ...................................................   $  2,813    $  3,169
    Income taxes ...............................................   $    730    $    813
 Noncash investing and financing activities:
     None

See accompanying notes to the unaudited consolidated financial statements.

                              =====================


              BRIDGE BANCORP, INC. AND SUBSIDIARY
              NOTES TO THE UNAUDITED CONSOLIDATED
                     FINANCIAL STATEMENTS

1.  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its
wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expense for the reported periods. Actual future results could differ significantly from these estimates. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

2. Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended June 30, 1998 and 1997, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 1,422,415 and 1,410,775, respectively. For the three months ended June 30, 1998 and 1997, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 1,408,197 and 1,407,999, respectively. For the six months ended June 30, 1998 and 1997, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 1,422,657 and 1,409,190, respectively. For the six months ended June 30, 1998 and 1997, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 1,408,099 and 1,407,802, respectively.

3. Stock Split

On July 20, 1998, the Board of Director declared a three-for-one stock split in the form of a stock dividend payable August 31, 1998 to stockholders of record as of August 19, 1998.

4. Comprehensive Income

The Company adopted Statement of SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of 1998. All comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of this Statement.

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

5. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                                  6/30/98                    12/31/98
---------------------------------------------------------------------------------------------
(In thousands)
                                                         Estimated                  Estimated
                                           Amortized       Fair        Amortized      Fair
                                             Cost          Value         Cost         Value
---------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury securities .............   $14,077       $14,409       $14,084       $14,409
  Oblig. of NY State & pol.subs ........    17,148        17,543        18,636        19,063
  Mortgage-backed securities ...........    31,208        31,723        26,190        26,718
                                           --------------------------------------------------
    Total available for sale ...........   $62,433       $63,675       $58,910       $60,190
                                           --------------------------------------------------
Held to maturity:
  Oblig. of NY State & pol.subs ........   $ 2,217       $ 2,220       $10,729       $10,740

Non marketable Equity securities:
  Federal Reserve Bank Stock ...........   $    36       $    36       $    36       $    36
  Federal Home Loan Bank Stock .........     1,047         1,047         1,047         1,047
                                           --------------------------------------------------
    Total held to maturity .............   $ 3,300       $ 3,303       $11,812       $11,823
                                           --------------------------------------------------
Total debt and equity securities .......   $65,733       $66,978       $70,722       $72,013
                                           ==================================================

6. Loans

Loans are summarized as follows:

Types of Loans

The following table shows the Registrant's loan distribution in each of the periods ended,

                                                       6/30/98                  12/31/97
                                                           Percent of                Percent of
                                                Balance    Total Loans     Balance   Total Loans
------------------------------------------------------------------------------------------------
(in thousands)
Mortgage Loans:
    Single-family residential ................ $ 23,354      14.65%       $ 20,322      14.66%
    Multi-family residential .................       74       0.05%             76       0.05%
    Commercial real estate ...................   63,777      40.00%         57,853      41.73%
    Construction and Land ....................   30,530      19.15%         22,166      15.99%
    Home Equity ..............................   16,412      10.29%         13,940      10.06%
                                               -------------------------------------------------
Total mortage loans .......................... $134,147      84.14%       $114,357      82.49%
Other Loans:
Unsecured business and personal loans ........   21,156      13.27%         17,638      12.72%
Secured business and personal loans ..........    3,591       2.25%            725       0.52%
Installment/consumer loans ...................      543       0.34%          5,916       4.27%
                                               -------------------------------------------------
Total loans .................................. $159,437        100%       $138,636        100%
                                               =================================================

7. Allowance for Possible Loan Loss

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

Changes in the allowance for possible loan losses are summarized as follows:

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------

Period ended,                                   06/30/98    12/31/97    06/30/97
--------------------------------------------------------------------------------
(In thousands)
Allowance for possible loan losses
  balance at beginning of period ............     $1,393      $1,238      $1,238

Charge-offs:
Real estate loans ...........................        --          --          --
Unsecured business & personal loans .........          2          87          11
Secured business & personal loans ...........        --          --          --
Installment/consumer loans ..................         76         229          69
                                                  ------------------------------
   Total ....................................         78         316          80

Recoveries:
Real estate loans ...........................        --          --          --
Unsecured business & personal loans .........          3           6         --
Secured business & personal loans ...........        --          --          --
Installment/consumer loans ..................         28          55          31
                                                  ------------------------------
   Total ....................................         31          61          31
                                                  ------------------------------

Net charge-offs .............................         47         255          49
Provision for possible loan losses ..........        190         410         120
                                                  ------------------------------
Balance at end of period ....................     $1,536      $1,393      $1,309
                                                  ==============================
Ratio of net charge-offs during period
  to average loans outstanding ..............       0.03%       0.20%       0.04%
                                                  ==============================

8. Asset Quality

The following table summarizes non-performing loans:

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------

                                                       06/30/98       12/31/97
------------------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due and still accruing:
  Other ........................................       $    1          $    1
Nonaccrual loans:
Mortgage loans:
    Single-family residential ..................          799             134
    Commercial real estate .....................          ---             674
    Other ......................................          395             167
                                                       ----------------------
Total nonaccrual loans .........................         1194             975
Restructured loans .............................           --              --
Other real estate owned, net ...................           --              --
                                                       ----------------------
Total ..........................................       $1,195          $  976
                                                       ======================

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

Financial Condition
-------------------

The assets of the Registrant totaled $263,453,000 at June 30, 1998, an increase of $30,341,000 or 13.0% from the year end. This increase mainly results from the increase in net loans of $20,658,000 or 15.1% and an increase in cash and cash equivalents of $7,006,000 or 55.0%, that is partially offset by a decrease in debt and equity securities of $5,027,000 or 7.0%. The source of funds for the increase in assets was derived from increased deposits of $36,557,000 or 18.0%. Demand deposits increased $11,661,000 or 18.3%, and all other deposits increased $24,896,000 or 17.8% over December 31, 1997. This increase is mainly attributed to efforts to increase market share and the introduction of a new money market product targeted to high balance accounts. Additionally, public fund deposits were up approximately $11,004,000 over year end partially attributable to new account relationships with local municipalities.

Total stockholders' equity was $20,831,000 at June 30, 1998, an increase of 7.1% over December 31, 1997. The increase of $1,380,000 was the result of net income for the six month period ended June 30, 1998, of $1,765,000; plus the proceeds of $57,000 from the exercise of stock options pursuant to the equity incentive plan; less dividends declared of $421,000; and less the net decrease in unrealized appreciation in securities available for sale, net of tax, of $21,000. The net decrease in securities available for sale is attributable to depreciation due to changes in market conditions.

Analysis of Net Interest Income
-------------------------------

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month and six periods ended June 30, 1998 and 1997, respectively. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding.

DISTRIBUTION  OF ASSETS,  LIABILITIES  AND  STOCKHOLDERS'  EQUITY:INTEREST RATES AND INTEREST DIFFERENTIAL


Six months ended June  30,                           1998                                  1997
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                               Average                             Average
                                         Average                Yield/       Average                Yield/
                                          Balance   Interest     Cost        Balance     Interest    Cost
----------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (including fee income) <F1> .   $150,176   $  7,015      9.4%       $121,742    $  5,920     9.8%
  Deposits with banks ...............         96          2      4.2%             97           3     6.2%
  Federal funds sold ................      3,096         84      5.5%          6,156         164     5.4%
  Taxable investment securities .....     14,081        458      6.6%         18,083         592     6.6%
  Tax exempt investment securities ..     28,520        644      4.6%         21,452         518     4.9%
  Other securities ..................      1,083         40      7.4%          1,083          34     6.3%
  Mortgage backed securities ........     25,310        884      7.0%         26,686         947     7.2%
                                        ------------------------------------------------------------------
Total interest earning assets .......   $222,362   $  9,127      8.3%       $195,299    $  8,178     8.4%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits ...........   $ 83,807   $    928      2.2%       $ 69,272    $    800     2.3%
  Certificates of deposit of $100,000
     or more ........................     29,796        799      5.4%         28,858         769     5.4%
  Other time deposits ...............     42,933      1,106      5.2%         42,546       1,084     5.1%
  Other borrowings ..................      2,376         64      5.4%          1,941          55     5.7%
                                        ------------------------------------------------------------------
Total interest bearing liabilities ..   $158,912   $  2,897      3.7%       $142,617    $  2,708     3.8%
                                        ------------------------------------------------------------------
Net interest income/interest
  rate spread .......................              $  6,230      4.6%                   $  5,470     4.6%
                                                   --------      ---                    --------     ---

Net earning assets/net yield on
  average interest earning assets ...   $ 63,450                 5.6%       $ 52,682                 5.6%
                                        --------                 ---        --------                 ---
Ratio of interest earning assets to
  interest bearing liabilities                                 139.9%                              136.9%
                                                               -----                               -----

<F1>
Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in average amounts outstanding.
<F2>
For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation\depreciation due to the application of SFAS No. 115.

Three months ended June  30,                           1998                                    1997
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                               Average                             Average
                                         Average                Yield/       Average                Yield/
                                          Balance   Interest     Cost        Balance     Interest    Cost
----------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (including fee income) <F1> .   $155,034   $  3,651      9.4%       $121,932    $  2,999      9.9%
  Deposits with banks ...............         57       --        0.0%             69           2     11.6%
  Federal funds sold ................      5,721         77      5.4%          6,329          87      5.5%
  Taxable investment securities .....     14,079        230      6.6%         18,082         298      6.6%
  Tax exempt investment securities ..     27,823        314      4.5%         22,021         266      4.8%
  Other securities ..................      1,083         21      7.8%          1,083          18      6.7%
  Mortgage backed securities ........     24,995        435      7.0%         28,191         496      7.1%
                                        ------------------------------------------------------------------
Total interest earning assets .......   $228,792   $  4,728      8.3%       $197,707    $  4,166      8.5%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits ...........   $ 86,244   $    496      2.3%       $ 69,709    $    405      2.3%
  Certificates of deposit of $100,000
     or more ........................     30,158        405      5.4%         28,711         390      5.4%
  Other time deposits ...............     43,436        562      5.2%         41,976         533      5.1%
  Other borrowings ..................      1,464         20      5.5%          2,944          42      5.7%
                                        ------------------------------------------------------------------
Total interest bearing liabilities ..   $161,302   $  1,483      3.7%       $143,340    $  1,370      3.8%
                                        ------------------------------------------------------------------
Net interest income/interest
  rate spread .......................              $  3,245      4.6%                   $  2,796      4.7%
                                                   --------     ----                    --------     ----
Net earning assets/net yield on
  average interest earning assets ...   $ 67,490                5.7%        $ 54,367                  5.7%
                                        --------               ----         --------                 ----
Ratio of interest earning assets to
  interest bearing liabilities ......                         141.8%                                137.9%
                                                              -----                                 -----

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



VOLUME AND YIELD/RATE VARIANCES
-------------------------------

For the Periods Ended June 30,                             Three months ended                     Six months ended
                                                             1998 Over 1997                        1998 Over 1997

(In thousands)                                              Changes Due To                         Changes Due To
------------------------------------------------------------------------------------------------------------------------------
                                                      Volume       Rate       Net Change     Volume        Rate     Net Change
                                                      ------------------------------------------------------------------------
INTEREST INCOME ON INTEREST EARNING ASSETS:
Federal funds sold ..............................   $(    9)     $(    1)     $(   10)     $(   89)     $     9      $(   80)
Deposits with banks .............................      --             (2)          (2)        --             (1)          (1)
Taxable investment securities ...................       (66)          (2)         (68)        (130)          (4)        (134)
Tax exempt investment securities ................       151         (103)          48          219          (93)         126
Other securities ................................      --              3            3         --              6            6
Mortgage-backed securities ......................       (56)          (5)         (61)         (48)         (15)         (63)
Loans (including loan fee income) ...............     1,448         (796)         652        1,744         (651)       1,093
                                                     -------------------------------------------------------------------------
   Total interest earning assets ................     1,468         (906)         562        1,696         (749)         947
                                                     -------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST
   BEARING LIABILITIES:

Savings, NOW and money market deposits ..........       118          (27)          91          216          (87)         129
Certificates of deposits of $100,000 or more ....        41          (26)          15           25            5           30
Other time deposits .............................        18           11           29           10           12           22
Other borrowings ................................       (20)          (2)         (22)          16           (7)           9
                                                     -------------------------------------------------------------------------
   Total interest bearing liabilities ...........       157          (44)         113          267          (77)         190
                                                     -------------------------------------------------------------------------
Net interest income .............................     1,311         (862)         449        1,429         (672)         757
                                                     -------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios are presented in the following table:

As of June 30,                                                               1998
-----------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                    To Be Well
                                                                          For Capital          Capitalized Under
                                                                            Adequacy           Prompt Corrective
                                                       Actual                Purpose           Action Provisions
-----------------------------------------------------------------------------------------------------------------
                                                   Amount    Ratio        Amount    Ratio        Amount   Ratio
                                                 ----------------------------------------------------------------
Total Capital (to risk weighted assets).........   21,634    11.8%        14,679    >8.0%       18,349   >10.0%
Tier 1 Capital (to risk weighted assets)........   20,098    11.0%         7,340    >4.0        11,010    >6.0
Tier 1 Capital (to average assets) .............   20,098     8.2%         9,815    >4.0        12,269    >5.0

As of December 31,                                                           1997
-----------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                    To Be Well
                                                                          For Capital          Capitalized Under
                                                                            Adequacy           Prompt Corrective
                                                       Actual                Purpose           Action Provisions
-----------------------------------------------------------------------------------------------------------------
                                                   Amount    Ratio        Amount    Ratio        Amount   Ratio
                                                 ----------------------------------------------------------------
Total Capital (to risk weighted assets).........   20,090    12.3%        13,104    >8.0%       16,381     >10.0%
Tier 1 Capital (to risk weighted assets)........   18,697    11.4%         6,552    >4.0         9,828      >6.0
Tier 1 Capital (to average assets) .............   18,697     8.3%         9,037    >4.0        11,296      >5.0

Recent Accounting Developments
------------------------------

In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In management's opinion SFAS No. 133, when adopted, will not have a material effect on the Company's financial statements since at this time the Company owns no derivative instruments affected by this statement.

Comparison  of Operating  Results for the Three Months and Six Months Ended
---------------------------------------------------------------------------
June 30,  1998 and 1997
-----------------------

During the first six months of 1998, the Registrant earned net income of $1,765,000 or $1.24 per share as compared with $2,367,000 or $1.68 per share for the same period in 1997. During the three month period ended June 30, 1998, the Registrant earned net income of $945,000 or $ .67 per share as compared with $1,610,000 or $1.14 per share for the same period in 1996. Highlights for the three months ended June 30, 1998 include: (i) a $449,000 or 16.1% increase in net interest income; (ii) a $1,260,000 or 61.3% decrease in total other income; and (iii) a $282,000 or 12.7% increase in total other expenses over the same period in 1997. Highlights for the six months ended June 30, 1998 include: (i) a $760,000 or 13.9% increase in net interest income; (ii) a $1,086,000 or 41.9% decrease in total other income; and (iii) a $653,000 or 15.4% increase in total other expenses over the same period in 1997.

Net income for the first six months of 1998 reflects annualized returns of 18.18% on average total stockholders' equity and 1.45% on average total assets as compared to the corresponding figures for the preceding calendar year of 18.52% on average total stockholders' equity and 1.49% on average total assets excluding the gain on the sale of the building. Including the gain on the sale of the building, return on average equity was 23.08% and return on average assets was 1.86% for the preceding calendar year.For purposes of these calculations, average stockholders' equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $449,000 or 16.1% for the current three month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $197,707,000 in 1997 to $228,792,000 for the comparable period in 1998, a 15.7% increase. Average interest bearing liabilities increased 12.5% to $161,302,000 in 1998 from $143,340,000 for the same period last year. The yield on average interest earning assets for the current three month period decreased to 8.3% from 8.5% for the same period last year. The cost of average interest bearing liabilities decreased to 3.7% from 3.8% during the same period in 1997. The net yield on average earning assets of 5.7% for the three month period ended June 30, 1998 was consistent with the same period in 1997.

Net interest income increased by $760,000 or 13.9% for the current six month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $195,299,000 in 1997 to $222,362,000 for the comparable period in 1998, a 13.9% increase. Average interest bearing liabilities increased by 11.4% to $158,912,000 in 1998 from $142,617,000 for the same period last year. The yield on average interest earning assets at June 30, 1998 decreased to 8.3% from 8.4% during the same period in 1997. The cost of average interest bearing liabilities decreased to 3.7% from 3.8% during the same period in 1997. The net yield on average earning assets of 5.6% for the period ended June 30, 1998 was consistent with the same period in 1997.

A $100,000 provision for possible loan losses was made during the three month period ended June 30, 1998, compared to a $60,000 provision for the same period in 1997. The provision for possible loan losses made during the six month period ended June 30, 1998 totaled $190,000 compared to a $120,000 provision for the same period in 1997.

The provision for loan losses for 1998 was used to increase the general allocation as a result of average loans for the period increasing 23.4% over the same period last year.

The allowance for possible loan losses increased to $1,536,000 at June 30, 1998, as compared to $1,393,000 at December 31, 1997. As a percentage of loans, the allowance was .96% at June 30, 1998 and 1.00% at December 31, 1997. The allowance as a percentage of nonperforming loans (including loans past due 90 days or more and still accruing) was 128.5% at March 31, 1998 compared to 142.6% at December 31, 1997. The allowance reflects management's evaluation of classified loans, charge-off trends, concentrations of credit and other pertinent factors. It also reflects input from the Bank's outside loan review consultants.

Total other income decreased during the three month period ended June 30, 1998 by $1,260,000 or 61.3% over the same period last year. For the six month period ended June 30, 1998 total other income decreased $1,086,000 or 41.9% over the same period last year. Before the gain on the sale of the main office building, total other income increased during the three month period ended June 30, 1998 by $145,000 or 22.3% over the same period last year. For the six month period ended June 30, 1998 total other income increased $319,000 or 26.9% before the gain on the sale of the building over the same period last year. Mortgage banking activities for the three month period ended June 30, 1998 totaled $418,000, an increase of $162,000 or 63.3% over the same period last year. Mortgage banking activities for the six month period ended June 30, 1998 totaled $744,000, an increase of $246,000 or 49.4% over the same period last year. This increase results from the Bank's efforts to further penetrate the mortgage market, and the strong economy and the low interest rate environment fueling the refinance and construction market.

Other operating income for the three month period ended June 30, 1998 totaled $150,000, a decrease of $39,000 or 20.6% over the same period last year. This decrease primarily results from a decrease in merchant processing fees resulting from increased interchange costs that took effect in Spring 1998. Other operating income for the six month period ended June 30, 1998 totaled $338,000 an increase of $29,000 or 9.4% over the same period last year. This increase primarily results from increased fee income including new surcharges imposed on non-bank customers at automatic teller machines.

Total other expenses increased during the three month period ended June 30, 1998 by $282,000 or 12.7% over the same period last year. For the six month period ended June 30, 1998 total other expenses increased $653,000 or 15.4% over the same period last year. Salary and benefit expense increased $148,000 or 13.1% for the three month period ended June 30, 1998 over the same period in the prior year. For the six month period ended June 30, 1998 salary and benefit expense increased $281,000 or 12.6%. These increases are attributed to increased staffing, primarily at the new Southampton Village branch opened in the fall of 1997, and salary increases. For the three month period ended June 30, 1998 other operating expenses increased $98,000 or 12.6% over the prior year. Other operating expenses increased $247,000 or 17.3% for the six month period as compared to last year. These increases primarily result from increased loan processing expenses relative to the mortgage banking operations and increased personnel education costs from the development of training programs.

The provision for income taxes decreased during the three month period ended June 30, 1998 by $468,000 or 48.8% over the same period last year. During the six month period ended June 30, 1998 the provision for income taxes decreased
$447,000 or 33.5% over the same period last year. After deducting the taxes applicable to the gain on the sale of the main office building from the prior year's provision, the provision increased $108,000 or 28.1% over the same period last year for the three month period ended June 30, 1998. For the six month period ended June 30, 1998 the provision for income taxes increased $129,000 or 17.0% after deducting the taxes applicable to the gain on the sale of the main office building from the prior year's provision. This increase is attributed to the growth in operating income. The effective tax rate for the six month period ended June 30, 1998 was 33.4% as compared to the prior year rate of 35.7%. This reduction reflects increased benefits of tax exempt income in the current year. The prior year tax rate also reflected the taxes attributable to the gain on the sale of the main office building.

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

The Company's most liquid assets are cash and cash equivalents, securities available for sale, and securities held to maturity due within one year. The levels of these assets are dependent upon the Company's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. At June 30, 1998, the Company had aggregate lines of credit of $3,000,000 with correspondent banks to provide short term credit for liquidity requirements. The Company also has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow approximately $10,786,000. At June 30, 1998 the Company had no such borrowings outstanding.

The Company's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes the Company has sufficient liquidity to meet its operating requirements.

Year 2000
---------

The Company is working diligently to assure a smooth transition into the new millennium. To accomplish Year 2000 compliance, the Company has implemented a project plan as established by the banking regulatory authorities. The established timetable breaks the plan into seven phases; the awareness phase, inventory phase, assessment phase, renovation phase, validation phase, implementation phase, and post implementation phase. Completion of the plan is targeted for the spring of 1999. Since most of the Company's systems are outsourced or purchased from vendors, the Company is assessing the quality of renovation by the vendor's management and taking action accordingly. During the validation phase the renovated products will be tested internally to ensure Year 2000 functionality. The Company does not expect the costs of Year 2000 compliance to materially effect the results of operations.

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


                       BRIDGE BANCORP, INC.


Date: August 14, 1998  /s/ Thomas J. Tobin
                       -------------------
                       Thomas J. Tobin
                       President and Chief Executive Officer


Date: August 14, 1998  /s/ Christopher Becker
                       ----------------------
                       Christopher Becker
                       Senior Vice President and Treasurer