Form 10-Q
period 1998-09-30
BRIDGE BANCORP INC
filed 1998-11-13
CIK 846617

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                        ----------------------

                              FORM 10-QSX

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September  30, 1998
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,234,797 shares of common stock as of November 10, 1998.

                     BRIDGE BANCORP, INC.
                            INDEX


Part 1. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

     Unaudited Consolidated Statements of Condition as of September 30, 1998 and
          December 31, 1997

     Unaudited Consolidated Statements of Income for the three months and nine months ended September 30, 1998 and 1997

     Unaudited Consolidated Statements of Stockholders' Equity for the nine months Ended September 30, 1998

     Unaudited  Consolidated  Statements of Cash Flows for the nine months ended
          September 30, 1998 and 1997

     Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8K

No reports on Form 8K have been filed during the quarter ended September 30, 1998. The exhibits filed as part of this report are listed below.

Exhibit Index
-------------

11.0   Statement re: Computation of Per Share Earnings

27.0   Financial Data Schedule

SIGNATURES

Part 1.  Financial Information
Item 1.  Financial Statements

                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
               (In thousands, except share and per share amounts)

                                                                September 30,   December 31,
                                                                    1998           1997
--------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ..................................      $  13,137       $  12,740
Interest earning deposits with banks .....................            234              89
Federal funds sold .......................................          7,000            --
                                                                ---------       ---------
       Total cash and cash equivalents ...................         20,371          12,829

Investment in debt and equity securities, net:
   Securities available for sale, at fair value ..........         71,980          60,190
   Securities held to maturity (fair value of $5,049
   and $11,823 respectively) .............................          5,045          11,812
                                                                ---------       ---------
       Total investment in debt and equity securities, net         77,025          72,002

Loans ....................................................        160,222         138,636
Less:
  Allowance for possible loan losses .....................          1,687           1,393
                                                                ---------       ---------
       Loans, net ........................................        158,535         137,243

Banking premises and equipment, net ......................          8,725           8,728
Accrued interest receivable ..............................          1,711           1,460
Other assets .............................................          2,394             850
                                                                ---------       ---------
TOTAL ASSETS .............................................      $ 268,761       $ 233,112
                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits ..........................................      $  74,004       $  63,629
Savings, NOW, and money market deposits ..................         96,442          76,740
Certificates of deposit of $100,000 or more ..............         29,867          20,872
Other time deposits ......................................         43,657          42,456
                                                                ---------       ---------
        Total deposits ...................................        243,970         203,697

Overnight borrowings .....................................           --             6,500
Accrued interest on depositors' accounts .................          1,432           1,244
Deferred income taxes ....................................            340              94
Other liabilities and accrued expenses ...................            675           2,126
                                                                ---------       ---------
        Total Liabilities ................................        246,417         213,661
                                                                ---------       ---------
Stockholders' equity:
  Common stock, par value $5.00 per share:
   Authorized: 6,500,000 shares; issued and outstanding
 4,234,797 shares at 9/30/98 and 4,223,997 at 12/31/97 ...         21,659           7,202
  Surplus ................................................           --               607
  Undivided profits ......................................            192          11,509
 Less:  Treasury Stock at cost, 97,200 shares ............           (621)           (621)
                                                                ---------       ---------
                                                                   21,230          18,697
  Accumulated other comprehensive income, net of taxes ...          1,114             754
                                                                ---------       ---------
        Total Stockholders' Equity .......................         22,344          19,451
  Commitments and contingencies
                                                                ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............      $ 268,761       $ 233,112
                                                                =========       =========

See accompanying notes to the unaudited consolidated financial statements.

                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)

                                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                                           1998           1997                1998             1997
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (including fee income) .....................................     $ 3,742         $ 3,029             $10,757         $ 8,949
  Mortgage-backed securities .......................................         559             529               1,443            1476
  Obligations of NY State & political subdivisions .................         250             265                 894             783
  U.S. Treasury and government agency securities ...................         230             343                 688             935
  Other securities .................................................          18              18                  58              52
  Federal funds sold ...............................................         232             168                 316             332
  Deposits with banks ..............................................           2               1                   4               4
                                                                          ------          ------              ------          ------
    Total interest income ..........................................       5,033           4,353              14,160          12,531

Interest expense:
  Savings, N.O.W. and money market deposits ........................         606             412               1,534            1212
  Certificates of deposit of $100,000 or more ......................         456             434               1,255            1203
  Other time deposits ..............................................         571             573               1,677            1657
  Other borrowed money .............................................        --              --                    64              55
                                                                          ------          ------              ------          ------
    Total interest expense .........................................       1,633           1,419               4,530           4,127
                                                                          ------          ------              ------          ------

Net interest income ................................................       3,400           2,934               9,630           8,404
Provision for possible loan losses .................................         160              60                 350             180
                                                                          ------          ------              ------          ------

Net interest income after provision for
  possible loan losses .............................................       3,240           2,874               9,280           8,224
                                                                          ------          ------              ------          ------

Other income:
  Mortgage banking activities ......................................         338             390               1,082             888
  Service charges on deposit accounts ..............................         208             218                 632             598
  Gain on sale of building .........................................        --              --                  --              1405
  Net securities gains .............................................        --                 4                --                 4
  Other operating income ...........................................         264             271                 602             580
                                                                          ------          ------              ------          ------
    Total other income .............................................         810             883               2,316           3,475
                                                                          ------          ------              ------          ------
Other expenses:
  Salaries and employee benefits ...................................     $ 1,164           1,181               3,671           3,407
  Net occupancy expense ............................................     $   184             195                 561             517
  Furniture and fixture expense ....................................     $   176             151                 513             418
  Other operating expenses .........................................         823             872               2,496           2,298
                                                                          ------          ------              ------          ------
    Total other expenses ...........................................       2,347           2,399               7,241           6,640
                                                                          ------          ------              ------          ------
Income before provision for income taxes ...........................       1,703           1,358               4,355           5,059
Provision for income taxes .........................................         620             498               1,507           1,832
                                                                          ------          ------              ------          ------
Net income .........................................................     $ 1,083         $   860             $ 2,848         $ 3,227
                                                                          ======          ======              ======          ======
Basic earnings per share ...........................................     $  0.26         $  0.20             $  0.67         $  0.76
                                                                          ======          ======              ======          ======
Diluted earnings per share .........................................     $  0.26         $  0.20             $  0.67         $  0.76
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

                                                                       Bridge Bancorp, Inc. and Subsidiary
                                                            Unaudited Consolidated Statements of Stockholders' Equity
                                                                     (In thousands, except per share amounts)

                                                                                                               Accumulated
                                                                                                                  Other
                                             Common Stock                 Comprehensive  Undivided Treasury   Comprehensive
                                         Shares        Amount    Surplus     Income       profits   Stock         Income      Total
                                         -------------------------------------------------------------------------------------------
                                         ==================================            =============================================
Balance at December 31, 1997 ..........  1,407,999    $ 7,202     $ 607    $      0     $ 11,509    ($ 621)    $    754     $19,451
Net income ............................       --         --        --         2,848        2,848      --           --         2,848
Exercise of stock options .............      3,600         17        91                                                         108
Effect of stock split (in the form of a
 stock dividend) ......................  2,823,198     14,440      (698)                 (13,742)                                 0
Cash dividends declared, $.10 per share                                                     (423)                              (423)
Net change in unrealized
 appreciation in securities
 available for sale, net of tax .......       --         --        --           360         --        --            360         360
                                                                           --------
Comprehensive Income ..................       --         --        --      $  3,208         --        --           --
                                         ----------------------------------========-------------------------------------------------

Balance at September 30, 1998 .........  4,234,797    $21,659     $   0                 $   192     ($ 621)    $  1,114     $22,344
                                         ==================================        =================================================

                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                 Nine months ended September 30,
                                                                      1998               1997
------------------------------------------------------------------------------------------------
Operating activities:
  Net Income ...................................................   $  2,848          $  3,227
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for possible loan losses .......................        350               180
      Depreciation and amortization ............................        514               393
      Accretion of discounts ...................................        (56)              (49)
      Amortization of premiums .................................        103                92
      Gain on the sale of building .............................       --              (1,404)
      Net securities gains .....................................       --                  (4)
      Gain on sale of assets ...................................         (1)             --
      (Increase) in accrued interest receivable ................       (251)             (420)
      (Increase) in other assets ...............................     (1,544)             (304)
      Increase (Decrease) in accrued and other liabilities .....        357              (264)
                                                                   --------          --------
Net cash provided by operating activites .......................      2,320             1,447
                                                                   --------          --------

Investing activities:
  Purchases of securities available for sale ...................    (19,225)          (32,157)
  Purchases of securities held to maturity .....................     (3,420)           (9,667)
  Proceeds from sales of securities available for sale .........       --               3,560
  Proceeds from maturing securities available for sale .........      2,745             1,925
  Proceeds from maturing securities held to maturity ...........     10,187             4,375
  Proceeds from principal payments on mortgage-backed securities      5,250             2,948
  Proceeds from sale of building ...............................       --               1,554
  Net increase in loans ........................................    (21,642)          (10,983)
  Purchases of banking premises and equipment, net of deletions        (511)           (2,310)
                                                                   --------          --------
Net cash used by investing activities ..........................    (26,616)          (40,755)
                                                                   --------          --------

Financing activities:
  Net increase in deposits .....................................     40,273            37,501
  (Decrease) in other borrowings ...............................     (6,500)             --
  Net proceeds from issuance of restricted common stock
         issued pursuant to equity incentive plan ..............       --                   8
  Net proceeds from excercise of stock options
         issued pursuant to equity incentive plan ..............        108              --
  Cash dividends paid ..........................................     (2,043)           (1,032)
                                                                   --------          --------
Net cash provided by financing activities ......................     31,838            36,477
                                                                   --------          --------

Increase (Decrease) in cash and cash equivalents ...............      7,542            (2,831)
Cash and cash equivalents beginning of period ..................     12,829            13,565
                                                                   --------          --------
Cash and cash equivalents end of period ........................   $ 20,371          $ 10,734
                                                                   ========          ========

Supplemental information-Cash Flows:
  Cash paid for:
    Interest ...................................................   $  4,342          $  4,338
    Income taxes ...............................................   $  1,372          $  1,848
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

                              =====================


                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                       NOTES TO THE UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its
wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expense for the reported periods. Actual future results could differ significantly from these estimates. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

2. Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended September 30, 1998 and 1997, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,271,772 and 4,238,613, respectively. For the three months ended September 30, 1998 and 1997, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,233,558 and 4,223,997, respectively. For the nine months ended September 30, 1998 and 1997, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,269,283 and 4,231,644, respectively. For the nine months ended September 30, 1998 and 1997, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,227,429 and 4,223,997 respectively.

3. Stock Split

On July 20, 1998, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable August 31, 1998 to stockholders of record as of August 19, 1998. The stock split increased outstanding common shares from 1,411,599 to 4,234,797. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from undivided profits and capital surplus to common stock the par value of additional shares resulting from the stock split. In addition, all references in the Consolidated Financial Statements and Notes thereto to number of shares, per share amounts, and market prices of the common stock have been restated giving retroactive recognition to the stock split.

4. Comprehensive Income

The Company adopted Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" in the first quarter of 1998. All comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of this Statement.

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

5. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                                         09/30/98                  12/31/97
---------------------------------------------------------------------------------------------------
(In thousands)
                                                                Estimated                 Estimated
                                                    Amortized     Fair        Amortized     Fair
                                                      Cost        Value         Cost        Value
---------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury securities .......................   $14,074     $14,634       $14,084     $14,409
  Obligations of NY State & political subdivisions    20,804      21,469        18,636      19,063
  Mortgage-backed securities .....................    35,216      35,877        26,190      26,718
                                                     ---------------------------------------------
    Total available for sale .....................   $70,094     $71,980       $58,910     $60,190
                                                     ---------------------------------------------
Held to maturity:
  Oblig. of NY State & pol.subs ..................   $ 3,962     $ 3,965       $10,729     $10,740

Non marketable Equity securities:
  Federal Reserve Bank Stock .....................   $    36     $    36       $    36     $    36
  Federal Home Loan Bank Stock ...................     1,047       1,047         1,047       1,047
                                                     ---------------------------------------------
    Total held to maturity .......................   $ 5,045     $ 5,048       $11,812     $11,823
                                                     ---------------------------------------------
Total debt and equity securities .................   $75,139     $77,028       $70,722     $72,013
                                                     =============================================

6. Loans

Loans are summarized as follows:

Types of Loans

The following table shows the Registrant's loan distribution in each of the periods ended,

                                                    09/30/98                    12/31/97
                                                         Percent of                  Percent of
                                             Balance     Total Loans       Balance   Total Loans
------------------------------------------------------------------------------------------------
(in thousands)
Mortgage Loans:
    Single-family residential ............   $ 20,316       12.68%         $ 20,322     14.66%
    Multi-family residential .............        254        0.16%               76      0.05%
    Commercial real estate ...............     65,539       40.91%           57,853     41.73%
    Construction and Land ................     32,300       20.16%           22,166     15.99%
    Home Equity ..........................     17,112       10.68%           13,940     10.06%
                                             ---------------------------------------------------
Total mortage loans ......................   $135,521       84.58%         $114,357     82.49%
Other loans:
Unsecured business and personal loans.....     21,125       13.18%           17,638     12.72%
Secured business and personal loans ......      3,016        1.88%              725      0.52%
Installment/consumer loans ...............        560        0.35%            5,916      4.27%
                                             ---------------------------------------------------
Total loans ..............................   $160,222      100%            $138,636    100%
                                             ===================================================

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

Changes in the allowance for possible loan losses are summarized as follows:

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------

Period ended,                                   09/30/98    12/31/97    09/30/97
--------------------------------------------------------------------------------
(In thousands)
Allowance for possible loan losses
  balance at beginning of period ...........     $1,393      $1,238      $1,238

Charge-offs:
Real estate loans ..........................       --          --          --
Unsecured business & personal loans ........          9          87          17
Secured business & personal loans ..........       --          --          --
Installment/consumer loans .................        111         229         138
                                                 -------------------------------
   Total ...................................        120         316         155

Recoveries:
Real estate loans ..........................       --          --          --
Unsecured business & personal loans ........         19           6        --
Secured business & personal loans ..........       --          --          --
Installment/consumer loans .................         45          55          50
                                                 -------------------------------
   Total ...................................         64          61          50
                                                 -------------------------------
Net charge-offs ............................         56         255         105
Provision for possible loan losses .........        350         410         180
                                                 -------------------------------
Balance at end of period ...................     $1,687      $1,393      $1,313
                                                 ===============================
Ratio of net charge-offs during period
  to average loans outstanding .............       0.04%       0.20%       0.09%
                                                 ===============================

8. Asset Quality
The following table summarizes non-performing loans:

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------

                                                        09/30/98        12/31/97
--------------------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due and still accruing:
  Other ........................................       $    8          $    1
Nonaccrual loans:
Mortgage loans:
    Single-family residential ..................           53             134
    Commercial real estate .....................         --               674
    Construction and Land ......................          595            --
    Other ......................................          404             167
                                                       ----------------------
Total nonaccrual loans .........................         1052             975
Restructured loans .............................         --              --
Other real estate owned, net ...................         --              --
                                                       ======================
Total ..........................................       $1,060          $  976
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

Financial Condition
-------------------

The assets of the Registrant totaled $268,761,000 at September 30, 1998, an increase of $35,649,000 or 15.3% from the year end. This increase mainly results from the increase in net loans of $21,292,000 or 15.5% and an increase in cash and cash equivalents of $7,542,000 or 58.8%. Other assets increased approximately $1,544,000 or 181.7% primarily as a result of increased receivables relative to the clearing of merchant processing deposits. The source of funds for the increase in assets was derived from increased deposits of $40,273,000 or 19.8%, offset by a decrease in other borrowings of $6,500,000. Demand deposits increased $10,375,000 or 16.3%, and all other deposits increased $29,898,000 or 21.3% over December 31, 1997. This increase is mainly attributed to efforts to increase market share and the introduction of a new money market product targeted to high balance accounts. Other liabilities decreased approximately $1,451,000 or 68.3% primarily as a result of a decrease in the reserve for dividends payable at September 30, 1998.

Total stockholders' equity was $22,344,000 at September 30, 1998, an increase of 14.9% over December 31, 1997. The increase of $2,893,000 was the result of net income for the nine month period ended September 30, 1998, of $2,848,000; plus the proceeds of $108,000 from the exercise of stock options pursuant to the equity incentive plan; less cash dividends declared of $423,000; and plus the net increase in unrealized appreciation in securities available for sale, net of tax, of $360,000. The net increase in securities available for sale is attributable to appreciation due to changes in market conditions.

Analysis of Net Interest Income
-------------------------------

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month and nine month periods ended September 30, 1998 and 1997, respectively. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL


Nine months ended September 30,                       1998                                1997
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                Average                              Average
                                         Average                 Yield/      Average                  Yield/
                                         Balance    Interest      Cost       Balance     Interest      Cost
------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (including fee income) <F1> .   $153,764    $ 10,757       9.4%      $122,855    $  8,949      9.7%
  Deposits with banks ...............        114           4       4.7%            77           4      6.9%
  Federal funds sold ................      7,713         316       5.5%         8,048         332      5.5%
  Taxable investment securities .....     14,079         688       6.5%        19,041         935      6.6%
  Tax exempt investment securities ..     26,289         894       4.5%        21,932         783      4.8%
  Other securities ..................      1,083          58       7.2%         1,083          52      6.4%
  Mortgage backed securities ........     28,024       1,443       6.9%        27,952       1,476      7.1%
                                        --------------------------------------------------------------------
Total interest earning assets .......   $231,066    $ 14,160       8.2%      $200,988    $ 12,531      8.3%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits ...........   $ 87,842    $  1,534       2.3%      $ 70,330    $  1,212      2.3%
  Certificates of deposit of $100,000
     or more ........................     31,076       1,255       5.4%        29,731       1,203      5.4%
  Other time deposits ...............     43,236       1,677       5.2%        43,047       1,657      5.1%
  Other borrowings ..................      1,575          64       5.4%         1,287          55      5.7%
                                        --------------------------------------------------------------------
Total interest bearing liabilities ..   $163,729    $  4,530       3.7%      $144,395    $  4,127      3.8%
                                        --------------------------------------------------------------------
Net interest income/interest
  rate spread .......................               $  9,630       4.5%                  $  8,404      4.5%
                                                    --------       ----                  --------      ----
Net earning assets/net yield on
  average interest earning assets ...   $ 67,337                   5.6%      $ 56,593                  5.6%
                                        --------                   ----      --------                  ----
Ratio of interest earning assets to
  interest bearing liabilities ......                            141.1%                              139.2%
                                                                 ------                              ------

<F1>
Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in average amounts outstanding.
<F2>
For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation\depreciation due to the application of SFAS No. 115.


Three months ended September 30,                       1998                                1997
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                Average                              Average
                                         Average                 Yield/      Average                  Yield/
                                         Balance    Interest      Cost       Balance     Interest      Cost
------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (including fee income) <F1> .   $160,822    $  3,742       9.2%      $125,066    $  3,029      9.6%
  Deposits with banks ...............        149           2       5.3%            77           1      5.2%
  Federal funds sold ................     12,851         232       7.2%        11,739         168      5.7%
  Taxable investment securities .....     14,076         230       6.5%        20,964         343      6.5%
  Tax exempt investment securities ..     21,914         250       4.5%        22,924         265      4.6%
  Other securities ..................      1,083          18       6.6%         1,083          18      6.6%
  Mortgage backed securities ........     33,272         559       6.7%        30,249         529      6.9%
                                        --------------------------------------------------------------------
Total interest earning assets .......   $244,167    $  5,033       8.2%      $212,102    $  4,353      8.1%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits ...........   $ 95,804    $    606       2.5%      $ 72,353    $    412      2.3%
  Certificates of deposit of $100,000
     or more ........................     33,586         456       5.4%        31,510         434      5.5%
  Other time deposits ...............     43,833         571       5.2%        44,038         573      5.2%
                                        --------------------------------------------------------------------
Total interest bearing liabilities ..   $173,223    $  1,633       3.7%      $147,901    $  1,419      3.8%
                                        --------------------------------------------------------------------
Net interest income/interest
  rate spread .......................               $  3,400       4.5%                  $  2,934      4.3%
                                                    --------       ----                  --------     -----

Net earning assets/net yield on
  average interest earning assets ...   $ 70,944                   5.5%      $ 64,201                  5.5%
                                         --------                  ----      --------                 ----

Ratio of interest earning assets to
  interest bearing liabilities ......                            141.0%                              143.4%
                                                                 ------                              ------

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


VOLUME AND YIELD/RATE VARIANCES
-------------------------------

For the Periods Ended September 30,                     Three months ended                    Nine months ended
                                                          1998 Over 1997                       1998 Over 1997

(In thousands)                                    Changes Due To                       Changes Due To
--------------------------------------------------------------------------------------------------------------------
                                                 Volume      Rate    Net Change       Volume       Rate   Net Change
                                               ---------------------------------------------------------------------
INTEREST INCOME ON INTEREST EARNING ASSETS:
Federal funds sold .........................   $    17    $    47    $    64         ($   14)   ($    2)   ($   16)
Deposits with banks ........................   $     4         (3)         1         $     2         (2)         0
Taxable investment securities ..............      (112)        (1)      (113)           (243)        (4)      (247)
Tax exempt investment securities ...........       (11)        (4)       (15)            110          1        111
Other securities ...........................      --         --         --                 0          6          6
Mortgage-backed securities .................       140       (110)        30               6        (39)       (33)
Loans (including loan fee income) ..........     1,457       (744)       713           2,381       (573)     1,808
                                               --------------------------------------------------------------------
   Total interest earning assets ...........     1,494       (814)       680           2,243       (614)     1,629
                                               --------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
Savings, NOW and money market deposits .....       145         49        194             305         17        322
Certificates of deposits of $100,000 or more        59        (37)        22              56         (4)        52
Other time deposits ........................        (6)         4         (2)              7         13         20
Federal funds purchased ....................      --         --         --              --         --         --
Other borrowings ...........................      --         --         --                14         (5)         9
                                               --------------------------------------------------------------------
   Total interest bearing liabilities ......       198         16        214             382         21        403
                                               --------------------------------------------------------------------
Net interest income ........................     1,296       (830)       466           1,861       (635)     1,226
                                               --------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The Bank meets all capital adequacy requirements. as of September 30, 1998, to which it is subject.

The Bank's actual capital amounts and ratios are presented in the following table:

As of September 30,                                                        1998
---------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                   To Be Well
                                                                        For Capital           Capitalized Under
                                                                         Adequacy             Prompt Corrective
                                                     Actual              Purposes             Action Provisions
---------------------------------------------------------------------------------------------------------------
                                                Amount     Ratio        Amount   Ratio          Amount   Ratio
                                                ---------------------------------------------------------------
Total Capital (to risk weighted assets).....    22,917     12.2%        15,066   >8.0%          18,832   >10.0%
Tier 1 Capital (to risk weighted assets).....   21,230     11.3%         7,533   >4.0           11,299    >6.0
Tier 1 Capital (to average assets) ..........   21,230      8.3%        10,204   >4.0           12,755    >5.0


As of December 31,                                                         1997
---------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                   To Be Well
                                                                        For Capital           Capitalized Under
                                                                         Adequacy             Prompt Corrective
                                                     Actual              Purposes             Action Provisions
---------------------------------------------------------------------------------------------------------------
                                                Amount     Ratio        Amount   Ratio          Amount   Ratio
                                                ---------------------------------------------------------------
Total Capital (to risk weighted assets).....    20,090     12.3%        13,104   >8.0%          16,381   >10.0%
Tier 1 Capital (to risk weighted assets).....   18,697     11.4%         6,552   >4.0            9,828    >6.0
Tier 1 Capital (to average assets) ..........   18,697      8.3%         9,037   >4.0           11,296    >5.0


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

Comparison  of  Operating  Results for the Three  Months and Nine  Months  Ended
--------------------------------------------------------------------------------
September 30, 1998 and 1997
---------------------------

During the first nine months of 1998, the Registrant earned net income of $2,848,000 or $.67 per share as compared with $3,227,000 or $.76 per share for the same period in 1997. During the three month period ended September 30, 1998, the Registrant earned net income of $1,083,000 or $ .26 per share as compared with $860,000 or $.20 per share for the same period in 1997. Highlights for the three months ended September 30, 1998 include: (i) a $466,000 or 15.9% increase in net interest income; (ii) a $73,000 or 8.27% decrease in total other income; and (iii) a $52,000 or 2.2% decrease in total other expenses over the same period in 1997. Highlights for the nine months ended September 30, 1998 include:
(i) a $1,226,000 or 14.6% increase in net interest income; (ii) a $1,159,000 or 33.4% decrease in total other income; and (iii) a $601,000 or 9.1% increase in total other expenses over the same period in 1997.

Net income for the first nine months of 1998 reflects annualized returns of 19.10% on average total stockholders' equity and 1.49% on average total assets as compared to the corresponding figures for the preceding calendar year of 18.52% on average total stockholders' equity and 1.49% on average total assets excluding the gain on the sale of the building. Including the gain on the sale of the building, return on average equity was 23.08% and return on average assets was 1.86% for the preceding calendar year. For purposes of these calculations, average stockholders' equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $466,000 or 15.9% for the current three month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $212,102,000 in 1997 to $244,167,000 for the comparable period in 1998, a 15.1% increase. Average interest bearing liabilities increased 17.1% to $173,223,000 in 1998 from $147,901,000 for the same period last year. The yield on average interest earning assets for the current three month period increased to 8.2% from 8.1% for the same period last year. The cost of average interest bearing liabilities decreased to 3.7% from 3.8% during the same period in 1997. The net yield on average earning assets of 5.5% for the three month period ended September 30, 1998 was consistent with the same period in 1997.

Net interest income increased by $1,226,000 or 14.6% for the current nine month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $200,988,000 in 1997 to $231,066,000 for the comparable period in 1998, a 15.0% increase. Average interest bearing liabilities increased by 13.4% to $163,729,000 in 1998 from $144,395,000 for the same period last year. The yield on average interest earning assets at September 30, 1998 decreased to 8.2% from 8.3% during the same period in 1997. The cost of average interest bearing liabilities decreased to 3.7% from 3.8% during the same period in 1997. The net yield on average earning assets of 5.6% for the period ended September 30, 1998 was consistent with the same period in 1997.

A $160,000 provision for possible loan losses was made during the three month period ended September 30, 1998, compared to a $60,000 provision for the same period in 1997. The provision for possible loan losses made during the nine month period ended September 30, 1998 totaled $350,000 compared to a $180,000 provision for the same period in 1997. A specific reserve was established this quarter primarily as a result of one loan relationship becoming nonperforming. Management is negotiating with the borrower to minimize any losses and does not expect such losses to materially effect the results of operations going forward.

The allowance for possible loan losses increased to $1,687,000 at September 30, 1998, as compared to $1,393,000 at December 31, 1997. As a percentage of loans, the allowance was 1.05% at September 30, 1998 and 1.00% at December 31, 1997. The allowance as a percentage of nonperforming loans (including loans past due 90 days or more and still accruing) was 159.2% at September 30, 1998 compared to 142.6% at December 31, 1997. The allowance reflects management's evaluation of classified loans, charge-off trends, concentrations of credit and other pertinent factors. It also reflects input from the Bank's outside loan review consultants. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions.

Total other income decreased during the three month period ended September 30, 1998 by $73,000 or 8.3% over the same period last year. For the nine month period ended September 30, 1998 total other income decreased $1,159,000 or 33.6% over the same period last year. For the nine month period ended September 30, 1998 total other income increased $246,000 or 11.9% before the gain on the sale of the building over the same period last year. Income from mortgage banking activities for the three month period ended September 30, 1998 totaled $338,000, a decrease of $52,000 or 13.3% over the same period last year. Income from mortgage banking activities for the nine month period ended September 30, 1998 totaled $1,082,000, an increase of $194,000 or 21.9% over the same period last year. During the third quarter the Bank reorganized mortgage banking operations and reduced the number of loan originators resulting in decreased revenues. The Bank expects to continue to penetrate the mortgage market, taking advantage of the low interest rate environment fueling the refinance and construction loan market.

Other operating income for the three month period ended September 30, 1998 totaled $264,000, a decrease of $7,000 or 2.6% over the same period last year. Other operating income for the nine month period ended September 30, 1998 totaled $602,000, an increase of $22,000 or 3.4% over the same period last year. This changes primarily result from a decrease in merchant processing fees resulting from increased interchange costs that took effect in Spring 1998 partially offset by increased fee income including new surcharges imposed on non-bank customers at automatic teller machines.

Total other expenses decreased during the three month period ended September 30, 1998 by $52,000 or 2.2% over the same period last year. For the nine month period ended September 30, 1998 total other expenses increased $601,000 or 9.1% over the same period last year. Salary and benefit expense decreased $17,000 or 1.4% for the three month period ended September 30, 1998 over the same period in the prior year. For the nine month period ended September 30, 1998 salary and benefit expense increased $264,000 or 7.8%. Recent decreases in salaries and benefits expense are primarily attributed to reduction of staff in mortgage banking operations. The nine month increase in expense is attributed to increased staffing, primarily at the new Southampton Village branch opened in the fall of 1997, and salary increases. Furniture and fixture expense increased approximately $25,000 or 16.6% for the three month period ended September 30, 1998 over the same period last year. For the nine month period ended September 30, 1998, furniture and fixture expense increased approximately $95,000 or 22.7%. These increases primarily result from increased depreciation expenses relative to equipment upgrades in preparation for year 2000 readiness. For the three month period ended September 30, 1998 other operating expenses decreased $49,000 or 5.6% over the prior year. Decreased loan processing costs in mortgage banking operations and the return of the servicing of certain consumer loans in house, offset by increased personnel education costs from the development of training programs, account for this change. Other operating expenses increased $198,000 or 8.6% for the nine month period as compared to last year. This change primarily results from increased personnel education costs from the development of training programs; increased telephone costs relative to improved data communication lines between the Bank headquarters and the remote branches; increased outsourcing data and item processing expenses; and increased loan processing expense resulting from growth in loan volume.

The provision for income taxes increased during the three month period ended September 30, 1998 by $122,000 or 24.5% over the same period last year. During the nine month period ended September 30, 1998 the provision for income taxes decreased $325,000 or 17.7% over the same period last year. After deducting the taxes applicable to the gain on the sale of the main office building from the prior year's provision, the provision increased $250,000 or 19.9% over the same nine month period last year. This increase is attributed to the growth in operating income. The effective tax rate for the nine month period ended September 30, 1998 was 34.6% as compared to the prior year rate of 35.7%. This reduction reflects increased benefits of tax exempt income in the current year. The prior year tax rate also reflected the taxes attributable to the gain on the sale of the main office building.

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

The Company's most liquid assets are cash and cash equivalents, securities available for sale, and securities held to maturity due within one year. The levels of these assets are dependent upon the Company's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. At September 30, 1998, the Company had aggregate lines of credit of $3,000,000 with correspondent banks to provide short term credit for liquidity requirements. The Company also has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow approximately $12,171,800. At September 30, 1998 the Company had no such borrowings outstanding.

The Company's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes the Company has sufficient liquidity to meet its operating requirements.

Year 2000
---------

The Bank is  working  diligently  to  assure a  smooth  transition  into the new millennium. To accomplish Year 2000 compliance, the Company has implemented a project plan as established by the banking regulatory authorities. The established timetable breaks the plan into seven phases; the awareness phase, inventory phase, assessment phase, renovation phase, validation phase, implementation phase, and post implementation phase. Completion of the plan is targeted for the spring of 1999.

The Bank uses software purchased from third party vendors products for all processing applications; therefore, no significant internal program renovation by bank staff is necessary to prepare these systems to handle transactions in the year 2000. The majority of the Bank's efforts in preparation for year 2000 processing relate to replacing or upgrading noncompliant software and hardware as well as testing purchased and outsourced processing systems.

The Bank has established formal processes for identifying, assessing, and managing the Year 2000 risks posed by internal bank activities, vendors, and customers. By the end of the first quarter 1999, the Bank expects to complete an initial assessment of the risks posed by its customers. The Bank has begun evaluating year 2000 readiness of commercial loan applicants as part of the underwriting process, and is calling upon significant existing borrowers to assess their readiness for year 2000. Seminars have been offered to the Bank's commercial and municipal customers, and the Bank is scheduled to present these seminars to different community groups to educate the local public about the year 2000 matter and the Bank's preparedness to address the issue.

Testing of internal systems and testing with significant third party vendors is expected to be substantially completed by December 31, 1998 and March 31, 1999, respectively. During the next fifteen months the Bank will continue to monitor its own internal activities and the plans of its vendors and customers to address the Year 2000 issue. Any identified impact on the Bank will be evaluated.

The Bank utilizes Fiserv, Inc. one of the largest data processing providers for banks and savings institutions to perform its core systems data processing. Fiserv runs software from Information Technology Inc. (ITI) to perform a significant portion of its data processing activities. This application, which handles processing of loans, deposits, general ledger, accounts payable, stockholder ledger, fixed assets, and other ancillary applications, is believed to be year 2000 compliant by the vendor. However, the Bank has embarked on a project to thoroughly test the system for year 2000 compliance. If year 2000 processing problems are uncovered during the testing phase, ITI is committed to correct those problems. The Bank is also in the process of considering contingency plans with respect all critical services and operations performed both internally and by external sources including outside vendors. The plan is expected to be a coordinated effort with the objectives of minimizing disruptions of service to the institution and its customers, minimizing financial losses, and ensuring a timely resumption of operations in the event of a disaster.

The Bank is currently upgrading equipment in its branch and back office systems to better serve its customers and improve the efficiency of its operations. The timing of the upgrades was accelerated as a result of the Year 2000 issue. The total cost of the upgrades is expected to be approximately $242,000 of which approximately $43,000 remains to be placed in service by the early part of 1999. Based on current information, management does not expect these costs when taken together with other Year 2000 compliance costs to materially impact the Corporation's future results of operations, financial condition, or liquidity.

Forward Looking Statements
--------------------------
"Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various forward-looking statements with respect to financial performance and business matters. Such statements are contained in sentences including the words "expect" or "could" or "should". The Bank cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Bank assumes no duty to update forward-looking statements.

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


                       BRIDGE BANCORP, INC.


Date: November 12, 1998 /s/ Thomas J. Tobin
                       -------------------------
                       Thomas J. Tobin
                       President and Chief Executive Officer


Date: November 12, 1998 /s/ Christopher Becker
                       -------------------------
                       Christopher Becker
                       Senior Vice President and Treasurer