Form 10-K
period 1998-12-31
BRIDGE BANCORP INC
filed 1999-03-31
CIK 846617

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange
    Act of 1934

For the fiscal year ended December 31, 1998

                                       or

[ ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities  and
    Exchange Act of 1934

For the Transition period from ____________________ to _____________________

Commission file Number 0-18546

                               BRIDGE BANCORP, INC
             (Exact name of registrant as specified in its charter)

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

Issuer's telephone number, including area code (516) 537-1000

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

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock owned by non affiliates of the Registrant as of March 16, 1999 was $72,040,199.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Part II and Part III. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 1999, dated March 16, 1999, are incorporated by reference into Part III.

                                     PART I


Item 1. Business
----------------

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

The Bank employees 91 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

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


I.A. & I.B.  DISTRIBUTION  OF ASSETS,  LIABILITIES  AND  STOCKHOLDERS'  EQUITY:
-------------------------------------------------------------------------------
INTEREST RATES AND INTEREST DIFFERENTIAL
----------------------------------------
The information required by Items I.A. & I.B. is included in the "Analysis of Net Interest Income" which appears on page 10 of the Registrant's 1998 Annual Report to Shareholders which is incorporated herein by reference.


I.C.  VOLUME AND YIELD/RATE VARIANCES
-------------------------------------
The information required by Item I.C. is included in the "Rate/Volume Analysis" which appears on page 11 of the Registrant's 1998 Annual Report to Shareholders which is incorporated herein by reference.

II.A. & II.B. INVESTMENT PORTFOLIO
----------------------------------
The information required by Items II.A. & II.B. is included in Footnote 2 of the Notes to Consolidated Financial Statements which appears on pages 22 and 23 of the Registrant's 1998 Annual Report to Shareholders which is incorporated herein by reference.

III.A., III.B., III.C.1 & III.C.3  LOANS
---------------------------------------
The information required by Items III.A., III.B., III.C.1 & III.C.3 is included in Footnote 3 of the Notes to Consolidated Financial Statements which appears on pages 23 through 25 of the Registrant's 1998 Annual Report to Shareholders which is incorporated herein by reference.


III.C.2. POTENTIAL PROBLEM LOANS
--------------------------------
In addition to the total non-performing loans set forth above, loans of approximately $4,439,000 at December 31, 1998, were classified as potential problem loans. These are loans for which management has information which indicated that the borrower may not be able to comply with the present payment terms. These loans are subject to constant management attention and their classification is reviewed on at least a quarterly basis.

III.C.4. LOAN CONCENTRATIONS
----------------------------
At December 31, 1998, there were no loan concentrations.

IV.A. & IV.B.  SUMMARY OF LOAN LOSS EXPERIENCE
----------------------------------------------
The information required by Items IV.A. & IV.B. is included in Footnote 3 of the Notes to Consolidated Financial Statements which appears on pages 23 through 25 of the Registrant's 1998 Annual Report to Shareholders which is incorporated herein by reference.

V. DEPOSITS
-----------
The information required by Item V. is included in Footnote 4 of the Notes to Consolidated Financial Statements which appears on page 25 of the Registrant's 1998 Annual Report to Shareholders which is incorporated herein by reference.


VI.   RETURN ON EQUITY AND ASSETS
---------------------------------
The information required by Item VI. is included in the "Five Year Summary of Operations" which appears on page 7 of the Registrant's 1998 Annual Report to Shareholders which is incorporated herein by reference.

VII.   SHORT-TERM BORROWINGS
----------------------------
The  Registrant's   average  balance  outstanding  during  the  period  for  all
categories  of  short  term   borrowings   was  less  than  thirty   percent  of
stockholders' equity at the end of the period.

Item 2. Properties
------------------
Facilities of the Registrant are located at 2200 Montauk Highway, Bridgehampton, New York in the Bank's Main Office facility. As such, the Registrant itself has no physical properties.

The Bank's Main Office is owned in fee. The Bank also owns the building which houses its Southold Branch located at 54790 Main Road, Southold, New York. The Bank leases five additional properties as branch locations at 425 County Road 39, Southampton, New York; 26 Park Place, East Hampton, New York; Main Road Mattituck, New York; 94 Main Street, Southampton, NY 11968; and 1 The Plaza, Montauk, New York. The Bank leases additional space at 184 Old Country Road, Riverhead, New York formerly used as a residential mortgage center. The Bank is currently in the process of subletting this space.

It is the opinion of management of the Company that the current facilities are suitable and adequate at the present time.

Item 3. Legal Proceedings
-------------------------
The Bank, and two present executive officers and one former executive officer, have been named as defendants in a lawsuit that was filed on February 18, 1999 by two former employees in Suffolk County Supreme Court. The plaintiffs assert causes of action in connection with their employment, conduct of loan and banking transactions, and subsequent termination or resignation. The plaintiffs seek compensatory and punitive damages. In the opinion of management at the present time, after consultation with legal counsel, the lawsuit is without merit and the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations, business operations or consolidated financial condition.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------
"Common Stock Information" set forth on page 32 of the Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------
"Five Year Summary of Operations" set forth on page 7 of the Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
"Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 8 through 15 of the Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
"Market Risk" under Item 7. Management's Discussion and Analysis or Plan of Operation set forth on pages 9 through 10 of the Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
The Consolidated Financial Statements and notes, together with the Report of Independent Public Accountants included on pages 16 through 32 of the Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.


Item  9.  Changes  in and  disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------
None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------
"Nominees for Director and Directors Continuing in Office", "Shares Beneficially Owned by other Executive Officers and All Directors" and "Compliance with
Section 16 (a) of the Exchange Act" set forth on pages 3 through 5 and 15 of the Registrant's Proxy Statement dated March 16, 1999 are incorporated herein by reference.

Item 11. Executive Compensation
-------------------------------
"Compensation of Directors", "Compensation of Executive Officers", and "Employment Contracts and Severance Agreements" set forth on pages 7 through 15 of the Registrant's Proxy Statement dated March 16, 1999 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
"Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" set forth on pages 2 through 5 of the Registrant's Proxy Statement dated March 16, 1999 are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
"Certain Relationships and Related Transactions" set forth on page 15 of the Registrant's Proxy Statement dated March 16, 1999 is incorporated herein by reference.

"Related party loans" set forth as part of Footnote 3 of the Notes to Consolidated Financial Statements which appears on page 25 of the Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits

The Following Exhibits are incorporated herein by reference:

 3.1          Certificate of Incorporation of the Registrant
 3.2          By-laws of the Registrant
10.1          Employment Contract - Thomas J. Tobin, Dated January 27, 1997
10.2          Severance Agreement - Anthony Leone, Dated January 13, 1998
10.3          Annual Incentive Plan
10.4          Service Agreement - Fiserv Boston, Inc.
10.5          Equity Incentive Plan


The following Exhibits are filed with this Form 10-K:


10.6          Change in Control Agreement - Christopher Becker

13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1998 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed filed herewith.)

23.1          Consent of Independent Public Accountants - Arthur Andersen, LLP

Reports on Form 8-K

There were no reports on Form 8K filed during the fourth quarter of 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BRIDGE BANCORP, INC.
                                              --------------------
                                                  Registrant



Date:  March 31, 1999                        By  /s/ Thomas J. Tobin
     --------------------                      ---------------------
                                               Thomas J. Tobin, President/CEO


Date:  March 31, 1999                        By  /s/ Christopher Becker
     -------------------                       ------------------------
                                               Christopher Becker,
                                               Senior Vice President/Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Raymond Wesnofske              Director             March 31, 1999
---------------------------------                    ---------------------
Raymond Wesnofske

/s/ Thomas J. Tobin                Director             March 31, 1999
---------------------------------                    ---------------------
Thomas J. Tobin

/s/ Thomas E. Halsey               Director             March 31, 1999
---------------------------------                    ---------------------
Thomas E. Halsey

/s/ Marcia Z. Hefter               Director             March 31, 1999
---------------------------------                    ---------------------
Marcia Z. Hefter

/s/ R. Timothy Maran               Director             March 31, 1999
---------------------------------                    ---------------------
R. Timothy Maran

/s/ Albert E. McCoy                Director             March 31, 1999
---------------------------------                    ---------------------
Albert E. McCoy

/s/ Walter A. Preische, Jr.        Director             March 31, 1999
---------------------------------                    ---------------------
Walter A. Preische, Jr.

/s/ L.H. Strickland                Director             March 31, 1999
---------------------------------                    ---------------------
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

 3.2                 By-laws of the Registrant (incorporated           *
                     by reference to Registrant's amended
                     Form 10, File No. 0-18546, filed
                     October 15, 1990)

10.1                 Employment Contract - Thomas J. Tobin
                     (incorporated by reference to Registrant's        *
                     Form 10-KSB, File No. 0-18546, filed
                     March 31, 1997)

10.2                 Severance Agreement - Anthony Leone               *
                     (incorporated by reference to Registrant's
                     Form 10-KSB, File No. 0-18546, filed
                     March 31, 1998)

10.3                 Annual Incentive Plan (incorporated by            *
                     reference to Registrant's Form 10-KSB,
                     File No. 0-18546, filed March 31, 1994)

10.4                 Service Agreement - Fiserv Boston, Inc.           *
                     (incorporated by reference to Registrant's
                     Form 10-KSB, File No 0-18546, filed
                     March 31, 1994)

10.5                 Equity Incentive Plan (incorporated by            *
                     reference to Registrant's Form 14A,
                     File No. 0-18546, filed April 1, 1996)

10.6                 Change in Control Agreement - Christopher         2
                     Becker, Dated January 19, 1999


13.1                 Registrant's Annual Report to Shareholders        1
                     for the year ended December 31, 1998

23.1                 Consent of Independent Public Accountants -       3
                     Arthur Andersen, LLP

                      * Denotes incorporated by reference