Form 10-Q
period 1999-03-31
BRIDGE BANCORP INC
filed 1999-05-07
CIK 846617


                                    FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
Act of 1934.

For the quarterly period ended March 31, 1999
                                OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the transition period from          to

                            -------------------------
                        COMMISSION FILE NUMBER: 000-18546
                            -------------------------

                         BRIDGE BANCORP, INC.                        11-2934195
 (Exact name of registrant as specified in its charter) (IRS Employer Identification Number)

                                    NEW YORK
                         (State or other jurisdiction of
                         incorporation or organization)

                              2200 MONTAUK HIGHWAY
                             BRIDGEHAMPTON, NEW YORK                 11932
               (Address of principal executive offices)            (Zip Code)


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

                        Yes  [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 4,249,047 shares of common stock outstanding as of April 30, 1999.


                              BRIDGE BANCORP, INC.
                                      INDEX


Part 1. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

     Unaudited  Consolidated  Statements  of  Condition as of March 31, 1999 and
          December 31, 1998

     Unaudited  Consolidated  Statements  of Income for the three  months  ended
          March 31, 1999 and 1998

     Unaudited Consolidated Statements of Stockholders' Equity for the three months Ended March 31, 1999

     Unaudited Consolidated  Statements of Cash Flows for the three months ended
          March 31, 1999 and 1998

     Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------
Part II Other Information

Item 6. Exhibits and Reports on Form 8K

Exhibit Index
-------------

11.0   Statement re: Computation of Per Share Earnings

27.0   Financial Data Schedule

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)

                                                            March 31,   December 31,
                                                               1999          1998
------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ..................................   $ 15,813       $ 10,881
Interest earning deposits with banks .....................        272            251
Federal funds sold .......................................      8,500          3,150
                                                             --------       --------
       Total cash and cash equivalents ...................     24,585         14,282

Investment in debt and equity securities, net:
   Securities available for sale, at fair value ..........     70,136         69,443
   Securities held to maturity (fair value of $6,995
   and $5,067 respectively) ..............................      6,978          5,052
                                                             --------       --------
       Total investment in debt and equity securities, net     77,114         74,495

Loans ....................................................    171,516        168,696
Less:
  Allowance for loan losses ..............................     (1,828)        (1,713)
                                                             --------       --------
       Loans, net ........................................    169,688        166,983

Banking premises and equipment, net ......................      8,499          8,583
Accrued interest receivable ..............................      1,800          1,525
Other assets .............................................      1,572          1,083
                                                             --------       --------
TOTAL ASSETS .............................................   $283,258       $266,951
                                                             ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits ..........................................   $ 72,555       $ 74,457
Savings, NOW, and money market deposits ..................    114,458        103,016
Certificates of deposit of $100,000 or more ..............     29,365         21,177
Other time deposits ......................................     41,683         42,881
                                                             --------       --------
        Total deposits ...................................    258,061        241,531

Accrued interest on depositors' accounts .................      1,424          1,439
Other liabilities and accrued expenses ...................      1,032          1,749
                                                             --------       --------
        Total Liabilities ................................    260,517        244,719
                                                             --------       --------
Stockholders' equity:
  Common stock, par value $5.00 per share:
   Authorized: 6,500,000 shares; issued and outstanding
 4,249,047 at 03/31/99 and 4,234,797 shares at 12/31/98 ..     21,731         21,660
  Surplus ................................................        136             51
  Undivided profits ......................................        708            180
 Less:  Treasury Stock at cost, 97,200 shares ............       (621)          (621)
                                                             --------       --------
                                                               21,954         21,270
  Accumulated other comprehensive income, net of taxes ...        787            962
                                                             --------       --------
        Total Stockholders' Equity .......................     22,741         22,232
                                                             --------       --------
  Commitments and contingencies
                                                             --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $283,258       $266,951
                                                             ========       ========

See accompanying notes to the consolidated financial statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In  thousands, except share and per share amounts)

                                                                     Three Months Ended March 31,
                                                                       1999              1998
-------------------------------------------------------------------------------------------------
Interest income:
  Loans (including fee income) ...................................   $3,642            $3,364
  Mortgage-backed securities .....................................      556               449
  State and municipal obligations ................................      296               330
  U.S. Treasury and government agency securities .................      194               228
  Other securities ...............................................       17                19
  Federal funds sold .............................................      147                 7
  Deposits with banks ............................................        4                 2
                                                                     ------            ------
    Total interest income ........................................    4,856             4,399

Interest expense:
  Savings, N.O.W. and money market deposits ......................      644               432
  Certificates of deposit of $100,000 or more ....................      325               394
  Other time deposits ............................................      520               544
  Other borrowed money ...........................................     --                  44
                                                                     ------            ------
    Total interest expense .......................................    1,489             1,414
                                                                     ------            ------

Net interest income ..............................................    3,367             2,985
Provision for possible loan losses ...............................      105                90
                                                                     ------            ------
Net interest income after provision for
  possible loan losses ...........................................    3,262             2,895
                                                                     ------            ------
Other income:
  Mortgage banking activities ....................................      221               326
  Service charges on deposit accounts ............................      220               198
  Other operating income .........................................      160               188
                                                                     ------            ------
    Total other income ...........................................      601               712
                                                                     ------            ------
Other expenses:
  Salaries and employee benefits .................................    1,218             1,233
  Net occupancy expense ..........................................      194               197
  Furniture and fixture expense ..................................      192               163
  Other operating expenses .......................................      799               799
                                                                     ------            ------
    Total other expenses .........................................    2,403             2,392
                                                                     ------            ------

Income before provision for income taxes .........................    1,460             1,215
Provision for income taxes .......................................      507               395
                                                                     ------            ------
Net income .......................................................   $  953            $  820
                                                                     ======            ======
Basic earnings per share .........................................   $ 0.22            $ 0.19
                                                                     ======            ======
Diluted earnings per share .......................................   $ 0.22            $ 0.19
                                                                     ======            ======

See accompanying notes to the unaudited consolidated financial statements. All per share amounts have been adjusted to reflect the effects of the stock split.

Bridge Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands, except per share amounts)



                                                                                                               Accumulated
                                                                                                                  Other
                                             Common Stock                 Comprehensive  Undivided Treasury   Comprehensive
                                         Shares        Amount    Surplus     Income       profits   Stock         Income      Total
                                         -------------------------------------------------------------------------------------------
                                         =================================        ==================================================
Balance at December 31, 1998 ..........  4,234,797    $21,660    $   51                 $   180    ($  621)   $   962   $   22,232
Net income ............................       --         --        --         953           953       --         --            953
Exercise of stock options .............     14,250         71        85                                                        156
Cash dividends declared, $.10 per share                                                    (425)                              (425)
Net change in unrealized appreciation
  in securities available
  for sale, net of tax ................       --         --        --        (175)         --         --         (175)        (175)
                                                                          --------
Comprehensive Income ..................       --         --        --     $   778          --         --         --            --
                                         ---------------------------------========--------------------------------------------------
Balance at March 31, 1999 .............  4,249,047    $21,731    $  136                 $   708    ($  621)   $   787   $   22,741
                                         =================================        ==================================================

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                    Three months ended March 31,
                                                                       1999              1998
-----------------------------------------------------------------------------------------------
Operating activities:
  Net Income ...................................................   $    953          $    820
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for possible loan losses .......................        105                90
      Depreciation and amortization ............................        188               166
      Accretion of discounts ...................................        (26)              (16)
      Amortization of premiums .................................         40                32
      (Increase) in accrued interest receivable ................       (275)             (380)
      (Increase) in other assets ...............................       (458)             (624)
      (Decrease) Increase in accrued and other liabilities .....         (7)              110
                                                                   --------          --------
Net cash provided by operating activites .......................        520               198
                                                                   --------          --------
Investing activities:
  Purchases of securities available for sale ...................     (3,978)               --
  Purchases of securities held to maturity .....................     (2,000)               --
  Proceeds from sales of securities available for sale .........         --                --
  Proceeds from maturing securities available for sale .........         --                55
  Proceeds from maturing securities held to maturity ...........         73               809
  Proceeds from principal payments on mortgage-backed securities      2,975             1,326
  Net increase in loans ........................................     (2,810)          (11,032)
  Proceeds from sale of other real estate owned ................         --                --
  Purchases of banking premises and equipment, net of deletions        (104)             (194)
                                                                   --------          --------
Net cash used by investing activities ..........................     (5,844)           (9,036)
                                                                   --------          --------
Financing activities:
  Net increase in deposits .....................................     16,530            15,455
  (Decrease)in other borrowings ................................         --            (4,500)
  Payment for purchase of treasury stock .......................         --                --
  Net proceeds from issuance of restricted common stock
         issued pursuant to equity incentive plan ..............         --                --
  Net proceeds from excercise of Stock options
         issued pursuant to equity incentive plan ..............        156
  Cash dividends paid ..........................................     (1,059)           (1,620)
                                                                   --------          --------
Net cash provided by financing activities ......................     15,627             9,335
                                                                   --------          --------
Increase in cash and cash equivalents ..........................     10,303               497
Cash and cash equivalents beginning of period ..................     14,282            12,829
                                                                   --------          --------
Cash and cash equivalents end of period ........................   $ 24,585          $ 13,326
                                                                   ========          ========
Supplemental information-Cash Flows:
  Cash paid for:
    Interest ...................................................   $  1,504          $  1,381
    Income taxes ...............................................   $    303          $    189
 Noncash investing and financing activities:
    Dividends declared and unpaid                                  $    425          $     --

See accompanying notes to the unaudited consolidated financial statements.

                              =====================

                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                       NOTES TO THE UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its
wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expense for the reported periods. Actual future results could differ significantly from these estimates. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2. Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended March 31, 1999 and 1998, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,274,978 and 4,268,691 respectively. For the three months ended March 31, 1999 and 1998, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,244,791 and 4,223,997, respectively.

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

5. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                              03/31/99                  12/31/98
----------------------------------------------------------------------------------------
(In thousands)
                                                    Estimated                  Estimated
                                       Amortized      Fair         Amortized     Fair
                                         Cost         Value          Cost        Value
                                       -------------------------------------------------
Available for sale:
  U.S. Treasury securities .........   $12,063      $12,383         $12,065      $12,549
  Oblig. of U.S. Government agencies     1,000        1,000            --           --
  Oblig. of NY State & pol.subs ....    21,381       22,004          21,395       22,022
  Mortgage-backed securities .......    34,359       34,749          34,354       34,872
                                       -------------------------------------------------
    Total available for sale .......   $68,803      $70,136         $67,814      $69,443
                                       -------------------------------------------------
Held to maturity:
  Oblig. of NY State & pol.subs ....   $ 5,895      $ 5,912         $ 3,969      $ 3,984

Non marketable Equity securities:
  Federal Reserve Bank Stock .......   $    36      $    36         $    36      $    36
  Federal Home Loan Bank Stock .....     1,047      $ 1,047           1,047        1,047
                                       -------------------------------------------------
    Total held to maturity .........   $ 6,978      $ 6,995         $ 5,052      $ 5,067
                                       -------------------------------------------------
Total debt and equity securities ...   $75,781      $77,131         $72,866      $74,510
                                       =================================================

6. Loans

Loans are summarized as follows:

Types of Loans

The following  table shows the  Registrant's  loan  distribution  in each of the periods ended,

                                        03/31/99           12/31/98
--------------------------------------------------------------------
(in thousands)
Real Estate Loans .....................  $ 141,619        $ 141,625
Unsecured business and personal loans..     27,159           23,639
Secured business and personal loans ...      2,104            2,534
Installment/consumer loans ............        944            1,182
                                         --------------------------
Total loans ...........................  $ 171,826        $ 168,980
Unearned income .......................  ($    310)       ($    284)
                                         --------------------------
                                         $ 171,516        $ 168,696
Allowance for loan losses .............     (1,828)          (1,713)
                                         --------------------------
Net loans .............................  $ 169,688        $ 166,983
                                         ==========================



7. Allowance for Possible Loan Loss

The  adequacy  of  the  allowance  for  loan  losses  is  determined   based  on
management's detailed analysis of classified loans, input from the Bank's outside loan review consultants, past loss experience, current economic conditions, delinquency trends and other pertinent factors.The reserves are reviewed on a quarterly basis to determine if any adjustments are necessary. The information reviewed includes past due trends, charge-off trends, economic conditions and concentrations of credit. Based on the loan classification committee's review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio, management believes the allowance for possible loan losses is adequate. However, future additions to the allowance may be necessary based on changes in conditions.

Changes in the allowance for possible loan losses are summarized as follows:

Period ended,                                  03/31/99       12/31/98     03/31/98
-----------------------------------------------------------------------------------
(In thousands)
Allowance for loan losses
  balance at beginning of period ...........   $ 1,713        $ 1,393       $ 1,393
Charge-offs:
Real estate loans ..........................        --             --            --
Unsecured business & personal loans ........        --            (31)           (2)
Secured business & personal loans ..........        --             --            --
Installment/consumer loans .................       (14)          (165)          (47)
                                               ------------------------------------
   Total ...................................       (14)          (196)          (49)
Recoveries:
Real estate loans ..........................        --             --            --
Unsecured business & personal loans ........        --             32             3
Secured business & personal loans ..........        --             --            --
Installment/consumer loans .................        24             59            15
                                               ------------------------------------
   Total ...................................        24             91            18
                                               ------------------------------------
Net recoveries (charge-offs) ...............        10           (105)          (31)
Provision for loan losses
 charged to operations .....................       105            425            90
                                               ------------------------------------
Balance at end of period ...................   $ 1,828        $ 1,713       $ 1,452
                                               ====================================
Ratio of net recoveries (charge-offs) during
  period to average loans outstanding ......      0.01%        -0.07%        -0.02%
                                               ====================================

8. Asset Quality

The following table summarizes non-performing loans:

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------

                                                 03/31/99      12/31/98
-----------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due and still accruing:
  Other ........................................  $    4         $    4
Nonaccrual loans:
Mortgage loans
    Single-family residential                        135              4
    Commercial real estate .....................     156            156
    Construction and Land ......................     600            600
    Other ......................................     482            448
                                                 ----------------------
Total nonaccrual loans .........................   1,373          1,208
Restructured loans .............................    --             --
Other real estate owned, net                        --             --
                                                  ---------------------
Total ..........................................  $1,377         $1,212
                                                  =====================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Bridge Bancorp, Inc. (the Company), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, has minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (the Bank), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Interest income on loans and investments is a function of the average balances outstanding and the average rates earned during a period. Interest expense is a function of the average amount of interest-bearing deposits and the average rates paid on such deposits during a period. The Bank also generates other income, such as fee income on deposit accounts and income from mortgage banking operations and merchant credit card processing programs. The Bank's net income is further affected by the level of its other expenses, such as employees' salaries and benefits and occupancy costs. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Financial Condition
-------------------

The assets of the Registrant totaled $283,258,000 at March 31, 1999, an increase of $16,307,000 or 6.1% from the year end. This increase mainly results from an increase in cash and cash equivalents of $10,303,000 or 72.1%. Net loans increased $2,705,000 or 1.6%, and debt and equity securities increased $2,619,000 or 3.5%. The primary source of funds for the increase in assets was derived from increased deposits of $16,530,000 or 6.8%. Demand deposits decreased $1,902,000 or 2.6% over December 31, 1998; however, savings, NOW and money market deposits increased $11,442,000 or 11.1% and certificates of deposits of $100,000 or more increased $8,188,000 or 38.7% over December 31, 1998. The decrease in demand deposits is mainly attributed to seasonal fluctuations. The increase in deposits is attributed to increased public fund deposits and the introduction of a new money market product targeted to high balance accounts.

Total stockholders' equity was $22,741,000 at March 31, 1999, an increase of 2.3% over December 31, 1998. The increase of $509,000 was the result of net income for the three month period ended March 31, 1999, of $953,000; plus the proceeds of $156,000 from the exercise of stock options pursuant to the equity incentive plan; less cash dividends declared of $425,000; and less the net decrease in unrealized appreciation in securities available for sale, net of tax, of $175,000. The net decrease in unrealized appreciation in securities available for sale is attributable to changes in market conditions.

Analysis of Net Interest Income
-------------------------------

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month periods ended March 31, 1999 and 1998, respectively. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. Loan fee income for the quarter totaled $42,000 in 1999 and $69,000 in 1998. For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

I.A. & I. B.  DISTRIBUTION  OF ASSETS,  LIABILITIES  AND  STOCKHOLDERS'  EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

Three months ended March  31,                        1999                                  1998
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                               Average                               Average
                                         Average                Yield/         Average                Yield/
                                         Balance   Interest      Cost          Balance    Interest     Cost
------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (including fee income) ......    $168,735   $3,642      8.75%          $145,271    $3,364      9.39%
  Deposits with banks ...............         343        5      5.91%               136         2      5.96%
  Federal funds sold ................      12,975      146      4.56%               491         7      5.78%
  Taxable investment securities .....      12,175      196      6.53%            14,083       228      6.57%
  Tax exempt investment securities ..      26,884      294      4.44%            29,214       330      4.58%
  Other securities ..................       1,083       17      6.37%             1,083        19      7.12%
  Mortgage backed securities ........      33,454      556      6.74%            25,639       449      7.10%
                                         -------------------------------------------------------------------
Total interest earning assets .......    $255,649   $4,856      7.70%          $215,917    $4,399      8.26%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits ...........    $112,476     $644      2.32%           $81,357      $432      2.15%
  Certificates of deposit of $100,000
     or more ........................      27,263      325      4.83%            29,461       394      5.42%
  Other time deposits ...............      42,895      520      4.92%            42,421       544      5.20%
  Federal funds purchased ...........          --       --       --                  --        --       --
  Other borrowings ..................          --       --       --               3,293        44      5.42%
                                         -------------------------------------------------------------------
Total interest bearing liabilities ..    $182,634   $1,489      3.31%          $156,532    $1,414      3.66%
                                         --------------------------------------------------------------------
Net interest income/interest
  rate spread .......................               $3,367      4.40%                      $2,985      4.60%
                                                    ------      -----                      ------      -----

Net earning assets/net yield on
  average interest earnings assets ..     $73,015               5.34%           $59,385                5.61%
                                          -------               -----           -------                ----
Ratio of interest earning assets to
  interest bearing liabilities ......                         139.98%                                137.94%
                                                              -------                                -------


Rate/Volume Analysis
--------------------

Net interest income can also be analyzed in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) the net changes. For purposes of this table, changes which are not due solely to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include nonaccrual loans.

I.C.  VOLUME AND YIELD/RATE VARIANCES

                            Three months ended March
                                 1999 Over 1998
(In thousands)                                     Changes Due To
-------------------------------------------------------------------------------------
                                                 Volume         Rate       Net Change
                                               --------------------------------------
INTEREST INCOME ON INTEREST
   EARNING ASSETS:
Federal funds sold .........................   $   150        ($   11)     $   139
Deposits with banks ........................         3             (0)           3
Taxable investment securities ..............       (31)            (1)         (32)
Tax exempt investment securities ...........       (26)           (10)         (36)
Other securities ...........................       --              (2)          (2)
Mortgage-backed securities .................       251           (144)         107
Loans (including loan fee income*) .........     1,500         (1,222)         278
                                               -----------------------------------
   Total interest earning assets ...........     1,847         (1,390)         457
                                               -----------------------------------
INTEREST EXPENSE ON INTEREST
   BEARING LIABILITIES:

Savings, NOW and money market deposits .....       176             36          212
Certificates of deposits of $100,000 or more       (28)           (41)         (69)
Other time deposits ........................        37            (61)         (24)
Federal funds purchased ....................       --             --           --
Other borrowings ...........................       (44)             0          (44)
                                               -----------------------------------
   Total interest bearing liabilities ......       141            (66)          75
                                               -----------------------------------
Net interest income ........................     1,706         (1,324)         382
                                               -----------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios are presented in the following table:

As of March 31,                                                            1999
---------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                   To Be Well
                                                                        For Capital           Capitalized Under
                                                                         Adequacy             Prompt Corrective
                                                     Actual              Purposes             Action Provisions
---------------------------------------------------------------------------------------------------------------
                                                Amount     Ratio        Amount   Ratio          Amount   Ratio
                                                ---------------------------------------------------------------
Total Capital (to risk weighted assets) ......  23,782     12.1%        15,735   >8.0%          19,669   >10.0%
Tier 1 Capital (to risk weighted assets) .....  21,954     11.2%         7,868   >4.0%          11,801   > 6.0%
Tier 1 Capital (to average assets) ...........  21,954      7.8%        11,216   >4.0%          14,020   > 5.0%

As of December 31,                                                         1998
---------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                   To Be Well
                                                                        For Capital           Capitalized Under
                                                                         Adequacy             Prompt Corrective
                                                     Actual              Purposes             Action Provisions
---------------------------------------------------------------------------------------------------------------
                                                Amount     Ratio        Amount   Ratio          Amount   Ratio
                                                ---------------------------------------------------------------
Total Capital (to risk weighted assets) ......  22,983     12.0%        15,372   >8.0%          19,215   >10.0%
Tier 1 Capital (to risk weighted assets) .....  21,270     11.1%         7,686   >4.0%          11,529   > 6.0%
Tier 1 Capital (to average assets) ...........  21,270      8.2%        10,319   >4.0%          12,899   > 5.0%

Recent Accounting Developments
------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards NO. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of a derivative an the resulting designation. SFAS No. 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, will not effect the company's accounting or disclosures.

Comparison  of  Operating  Results for the Three Months Ended March 31, 1999 and
--------------------------------------------------------------------------------
1998
----

During the three month period ended March 31, 1999, the Registrant earned net income of $953,000 or $ .22 per share as compared with $820,000 or $.19 per share for the same period in 1998. Highlights for the three months ended March 31, 1999 include: (i) a $382,000 or 12.8% increase in net interest income; (ii) a $111,000 or 15.6% decrease in total other income; and (iii) a $11,000 or .5% increase in total other expenses over the same period in 1998.

Net income for the first three months of 1999 reflects annualized returns of 17.73% on average total stockholders' equity and 1.38% on average total assets as compared to the corresponding figures for the preceding calendar year of 19.19% on average total stockholders' equity and 1.51% on average total assets. For purposes of these calculations, average stockholders' equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $382,000 or 12.8% for the current three month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $215,917,000 in the first three months of 1998 to $255,649,000 for the comparable period in 1999, a 18.4% increase. Average interest bearing liabilities increased 16.7% to $182,634,000 in 1999 from $156,532,000 for the same period last year. The yield on average interest earning assets for the current three month period decreased to 7.7% from 8.3% for the same period last year. The cost of average interest bearing liabilities decreased to 3.3% from 3.7% during the same period in 1998. The net yield on average earning assets decreased to 5.3% from 5.6% during the same period in 1998.

A $105,000 provision for possible loan losses was made during the three month period ended March 31, 1999, compared to a $90,000 provision for the same period in 1998. The allowance for possible loan losses increased to $1,828,000 at March 31, 1999, as compared to $1,713,000 at December 31, 1998. As a percentage of loans, the allowance was 1.07% at March 31, 1999 and 1.02% at December 31, 1998. The allowance as a percentage of nonperforming loans (including loans past due 90 days or more and still accruing) was 132.8% at March 31, 1999 compared to 141.3% at December 31, 1998.

The  adequacy  of  the  allowance  for  loan  losses  is  determined   based  on
management's detailed analysis of classified loans, input from the Bank's outside loan review consultants, past loss experience, current economic conditions, delinquency trends and other pertinent factors. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Total other income decreased during the three month period ended March 31, 1999 by $111,000 or 15.6% over the same period last year. Income from mortgage banking activities for the three month period ended March 31, 1999 totaled $221,000, a decrease of $105,000 or 32.2% over the same period last year. The Bank's practice is to originate and sell these mortgages in the secondary market. Increased competition has decreased the Bank's return on residential mortgages. The department has been streamlined to become more efficient. While revenue is down, corresponding expense reductions partially offset such decline.

Other operating income for the three month period ended March 31, 1999 totaled $160,000, a decrease of $28,000 or 14.9% over the same period last year. This change primarily results from a decrease in merchant processing fees resulting from increased interchange costs that took effect in Spring 1998.

Total other expenses remained relatively stable during the three month period ended March 31, 1999 as compared to the same period last year, with an increase of $11,000 or .5%. Furniture and fixture expense increased approximately $29,000 or 17.8% for the three month period ended March 31, 1999 over the same period last year. This increase primarily results from increased depreciation expenses relative to equipment upgrades in preparation for year 2000 readiness.

Total other operating expenses for the three month period ended March 31, 1999 totaled $799,000, consistent with the quarter end balance from the prior year. Fluctuations within other operating expenses include increased personnel education costs from the development of training programs and increased advertising and promotion expenses. Savings were recognized as a result of the Bank servicing certain consumer loans in house thereby eliminating an outside servicer. A decrease in travel expense is attributed to the reorganization of mortgage banking operations and the relocation of loan officers originating residential mortgage loans throughout the Bank's market area.

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

The Company's most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Company's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loans to capital ratios. At March 31, 1999, the Company had aggregate lines of credit of $8,000,000 with correspondent banks to provide short term credit for liquidity requirements. The Company also has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow approximately $12,171,800 in the form of an overnight line of credit, and an additional $12,171,800 in the form of a one month line of credit. At March 31, 1999, the Company had no such borrowings outstanding.

The Company's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes the Company has sufficient liquidity to meet its operating requirements.

Year 2000
---------

The Bank is working diligently to assure a smooth transition into the new millennium. To accomplish Year 2000 compliance, the Bank has implemented a project plan as established by the banking regulatory authorities. The established timetable breaks the plan into seven phases; the awareness phase, inventory phase, assessment phase, renovation phase, validation phase, implementation phase, and post implementation phase. Completion of the plan through the implementation phase is targeted for the late spring of 1999.

The Bank uses software purchased from third party vendors for all processing applications; therefore, no significant internal program renovation by Bank staff is necessary to prepare these systems to handle transactions in the Year 2000. The majority of the Bank's efforts in preparation for Year 2000 processing relate to replacing or upgrading noncompliant software and hardware as well as testing purchased and outsourced processing systems.

The Bank has established formal processes for identifying, assessing, and managing the Year 2000 risks posed by internal bank activities, vendors, and customers. By the end of the second quarter 1999, the Bank expects to complete an initial assessment of the risks posed by its customers. The Bank has begun evaluating Year 2000 readiness of commercial loan applicants as part of the underwriting process, and is calling upon significant existing borrowers to assess their readiness for Year 2000. Seminars have been offered to the Bank's commercial and municipal customers, and the Bank has presented these seminars to different community groups to educate the local public about the Year 2000 matter and the Bank's preparedness to address the issue.

Testing of internal systems was substantially completed by December 31, 1998. Testing with significant third party vendors is expected to be substantially completed by June 30, 1999. During 1999 the Bank will continue to monitor its own internal activities and the plans of its vendors and customers to address the Year 2000 issue.

The Bank utilizes Fiserv, Inc., one of the largest data processing providers for banks and savings institutions to perform its core systems data processing. Fiserv runs software from Information Technology Inc. (ITI), a subsidiary of Fiserv, to perform the vast majority of its data processing activities. This system, which handles processing of loans, deposits, general ledger, accounts payable, stockholder ledger, fixed assets, and other ancillary applications, is believed to be Year 2000 ready according to the vendor. However, the Bank has embarked on a project to thoroughly test the system for Year 2000 compliance. If Year 2000 processing problems are uncovered during the testing phase, ITI is committed to correct those problems. To date, no problems have been encountered in testing. In addition, the Bank is currently in the process of developing contingency plans with respect to all critical services and operations regardless if performed internally or by external sources including outside vendors. This plan is a coordinated effort with a three fold goal of ensuring that the century date change occurs with minimal, if any, disruptions of service to both the institution and its customers, minimizing any possibility of financial losses, and ensuring a timely resumption of normal banking operations.

Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products. Indirect costs will principally consist of time devoted by existing employees in monitoring software vendor progress, testing renovated software products and implementing any necessary contingency plans. These costs will be charged to earnings as incurred.

The Bank has upgraded equipment in its branch and back office systems to better serve its customers and improve the efficiency of its operations. The timing of the upgrades was accelerated as a result of the Year 2000 issue. The total cost of the upgrades is expected to be approximately $350,000 of which approximately $132,000 remains to be placed in service by the first half of 1999. Based on current information, management does not expect these costs when taken together with other Year 2000 compliance costs to materially impact the Company's future results of operations, financial condition, or liquidity.

Private Securities  Litigation Reform Act Safe Harbor Statement
---------------------------------------------------------------

In addition to historical information, this Management's discussion and analysis includes certain forward-looking statements based on current management expectations. The Bank's annual results could differ materially from those management expectations contemplated by the forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality and composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Bank's operations, markets, products, services and prices. In addition, the Bank assumes no duty to update forward-looking statements.




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

Not applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (A) Exhibit Index
         -----------------

         11.0   Statement re: Computation of Per Share Earnings

         27.0 Financial Data Schedule

         (B) Reports on Form 8-K
         -----------------------
         On February 2,1999 the Registrant filed a Form 8K relative to the resignation of Anthony Leone as Senior Vice President and Secretary of the registrant and as Senior Vice President and Chief Banking Officer of the Registrant's subsidiary, The Bridgehampton National Bank.

         Submitted only with filing in electronic format.

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BRIDGE BANCORP, INC.


Date: May 7, 1999  /s/ Thomas J. Tobin
                       ---------------
                       Thomas J. Tobin
                       President and Chief Executive Officer


Date: May 7, 1999  /s/ Christopher Becker
                       ------------------
                       Christopher Becker
                       Executive Vice President and Treasurer