Form 10-Q
period 1999-06-30
BRIDGE BANCORP INC
filed 1999-08-13
CIK 846617

                                    FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
Act of 1934.

For the quarterly period ended June 30, 1999
                                OR

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

                        Yes  [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 4,249,047 shares of common stock outstanding as of August 5, 1999.

                              BRIDGE BANCORP, INC.
                                      INDEX


Part 1. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

     Unaudited  Consolidated  Statements  of  Condition  as of June 30, 1999 and
          December 31, 1998

     Unaudited Consolidated Statements of Income for the three months and six months ended June 30, 1999 and 1998

     Unaudited Consolidated Statements of Stockholders' Equity for the six months Ended June 30, 1999

     Unaudited  Consolidated  Statements  of Cash Flows for the six months ended
          June 30, 1999 and 1998

     Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------
Part II Other Information

Item 6. Exhibits and Reports on Form 8K

Exhibit Index
-------------

3.(i)The Certificate of Amendment of the Certificate of  Incorporation of Bridge
     Bancorp, Inc. filed June 24, 1999

11.0 Statement re: Computation of Per Share Earnings

27.0 Financial Data Schedule

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)
                                                                              June 30,    December 31,
                                                                                1999          1998
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ...................................................   $ 28,009        $ 10,881
Interest earning deposits with banks ......................................        330             251
Federal funds sold ........................................................      7,000           3,150
                                                                              --------        --------
       Total cash and cash equivalents ....................................     35,339          14,282

Investment in debt and equity securities, net:
   Securities available for sale, at fair value ...........................     76,340          69,443
   Securities held to maturity (fair value of $4,299
   and $5,067 respectively) ...............................................      4,296           5,052
                                                                              --------        --------
       Total investment in debt and equity securities, net ................     80,636          74,495

Loans .....................................................................    170,716         168,696
Less:
  Allowance for loan losses ...............................................     (1,950)         (1,713)
                                                                              --------        --------
       Loans, net .........................................................    168,766         166,983

Banking premises and equipment, net .......................................      8,352           8,583
Accrued interest receivable ...............................................      1,646           1,525
Other assets ..............................................................      2,248           1,083
                                                                              --------        --------
TOTAL ASSETS ..............................................................   $296,987        $266,951
                                                                              ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits ...........................................................   $ 81,774        $ 74,457
Savings, NOW, and money market deposits ...................................    130,831         103,016
Certificates of deposit of $100,000 or more ...............................     23,906          21,177
Other time deposits .......................................................     36,317          42,881
                                                                              --------        --------
        Total deposits ....................................................    272,828         241,531

Accrued interest on depositors' accounts ..................................        775           1,439
Other liabilities and accrued expenses ....................................        762           1,749
                                                                              --------        --------
        Total Liabilities .................................................    274,365         244,719
                                                                              ========        ========
Stockholders' equity:
  Common stock, par value $.01 per share and $5.00 per share, respectfully:
   Authorized: 20,000,000 shares; issued and outstanding
 4,249,047 at 06/30/99 and 4,234,797 shares at 12/31/98 ...................         42          21,660
  Surplus .................................................................     21,204              51
  Undivided profits .......................................................      1,450             180
 Less:  Treasury Stock at cost, 97,200 shares .............................       --              (621)
                                                                              --------        --------
                                                                                22,696          21,270
  Accumulated other comprehensive income, net of taxes ....................        (74)            962
                                                                              --------        --------
        Total Stockholders' Equity ........................................     22,622          22,232
                                                                              --------        --------
 Commitments and contingencies
                                                                              --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $296,987        $266,951
                                                                              ========        ========

See accompanying notes to the consolidated financial statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In  thousands, except share and per share amounts)

                                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                                          1999            1998            1999            1998
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (including fee income) .....................................    $ 3,845         $ 3,651         $ 7,487         $ 7,015
  Mortgage-backed securities .......................................        548             435           1,104             884
  State and municipal obligations ..................................        297             314             593             644
  U.S. Treasury and government agency securities ...................        213             230             407             458
  Other securities .................................................         19              21              36              40
  Federal funds sold ...............................................        194              77             341              84
  Deposits with banks ..............................................         41            --                45               2
                                                                        -------         -------         -------         -------
    Total interest income ..........................................      5,157           4,728          10,013           9,127

Interest expense:
  Savings, N.O.W. and money market deposits ........................        675             496           1,319             928
  Certificates of deposit of $100,000 or more ......................        366             405             691             799
  Other time deposits ..............................................        462             562             982           1,106
  Other borrowed money .............................................       --                20            --                64
                                                                        -------         -------         -------         -------
    Total interest expense .........................................      1,503           1,483           2,992           2,897
                                                                        -------         -------         -------         -------

Net interest income ................................................      3,654           3,245           7,021           6,230
Provision for possible loan losses .................................        105             100             210             190
                                                                        -------         -------         -------         -------
Net interest income after provision for
  possible loan losses .............................................      3,549           3,145           6,811           6,040
                                                                        -------         -------         -------         -------
Other income:
  Mortgage banking activities ......................................        175             418             396             744
  Service charges on deposit accounts ..............................        281             226             501             424
  Net securities gains .............................................        116            --               116            --
  Other operating income ...........................................        237             150             397             338
                                                                        -------         -------         -------         -------
    Total other income .............................................        809             794           1,410           1,506
                                                                        -------         -------         -------         -------
Other expenses:
  Salaries and employee benefits ...................................      1,161           1,274           2,379           2,507
  Net occupancy expense ............................................        185             180             379             377
  Furniture and fixture expense ....................................        200             174             392             337
  Other operating expenses .........................................      1,017             874           1,816           1,673
                                                                        -------         -------         -------         -------
    Total other expenses ...........................................      2,563           2,502           4,966           4,894
                                                                        -------         -------         -------         -------

Income before provision for income taxes ...........................      1,795           1,437           3,255           2,652
Provision for income taxes .........................................        628             492           1,135             887
                                                                        -------         -------         -------         -------
Net income .........................................................    $ 1,167         $   945         $ 2,120         $ 1,765
                                                                        =======         =======         =======         =======
Basic earnings per share ...........................................    $  0.28         $  0.22         $  0.50         $  0.42
                                                                        =======         =======         =======         =======
Diluted earnings per share .........................................    $  0.27         $  0.22         $  0.49         $  0.41
                                                                        =======         =======         =======         =======

See accompanying notes to the unaudited consolidated financial statements. All per share amounts have been adjusted to reflect the effects of the stock split.

Bridge Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands, except per share amounts)
                                                                                                               Accumulated
                                                                                                                  Other
                                              Common Stock                 Comprehensive  Undivided Treasury  Comprehensive
                                           Shares      Amount     Surplus     Income       Profits   Stock        Income      Total
                                           ----------------------------------------------------------------------------------------
                                           ================================             ===========================================
Balance at December 31, 1998 ............. 4,234,797  $ 21,660    $     51               $   180   ($ 621)       $ 962     $ 22,232
Net income ...............................      --        --          --      2,120        2,120      --           --         2,120
Exercise of stock options ................    14,250        71          85                                                      156
Retirement of Treasury Stock .............      --        (486)       (135)                           621                      --
Reduction in Par Value from $5.00 to $.01       --     (21,203)     21,203                                                     --
Cash dividends declared, $.20 per share ..                                                  (850)                              (850)
Net change in unrealized appreciation
 in securities available
 for sale, net of tax ....................      --        --          --     (1,036)        --        --        (1,036)      (1,036)
                                                                            --------
Comprehensive Income .....................      --        --          --    $ 1,084         --        --           --          --
                                           ---------------------------------========-----------------------------------------------
Balance at June 30, 1999 ................. 4,249,047  $     42    $ 21,204               $ 1,450    $ --        ($  74)    $ 22,622
                                           =================================        ===============================================

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                     Six months ended June 30,
                                                                       1999            1998
----------------------------------------------------------------------------------------------
Operating activities:
  Net Income ...................................................   $  2,120        $  1,765
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for possible loan losses .......................        210             190
      Depreciation and amortization ............................        375             337
      Accretion of discounts ...................................       (184)            (33)
      Amortization of premiums .................................        288              65
      Gain on the sale of assets ...............................        --               (1)
      Net securities gains .....................................       (116)            --
      Increase in accrued interest receivable ..................       (121)            (99)
      Increase in other assets .................................       (537)         (2,531)
      (Decrease) increase in accrued and other liabilities .....       (926)            119
                                                                   --------        --------
Net cash provided by operating activites .......................      1,109            (188)
                                                                   --------        --------
Investing activities:
  Purchases of securities available for sale ...................    (21,601)         (8,778)
  Purchases of securities held to maturity .....................     (2,363)           (645)
  Proceeds from sales of securities available for sale .........      6,836             --
  Proceeds from maturing securities available for sale .........        125           2,165
  Proceeds from maturing securities held to maturity ...........      3,119           9,157
  Proceeds from principal payments on mortgage-backed securities      6,001           3,060
  Net increase in loans ........................................     (1,994)        (20,848)
  Purchases of banking premises and equipment, net of deletions        (144)           (403)
                                                                   --------        --------
Net cash used by investing activities ..........................    (10,021)        (16,292)
                                                                   --------        --------
Financing activities:
  Net increase in deposits .....................................     31,297          36,557
  Decrease in other borrowings .................................        --           (6,500)
  Payment for the purchase of treasury stock ...................        --              --
  Net proceeds from issuance of restricted common stock
         issued pursuant to equity incentive plan ..............        --              --
  Net proceeds from excercise of Stock options
         issued pursuant to equity incentive plan ..............        156              57
  Cash dividends paid ..........................................     (1,484)         (1,620)
                                                                   --------        --------
Net cash provided by financing activities ......................     29,969          28,494
                                                                   --------        --------
Increase in cash and cash equivalents ..........................     21,057          12,014
Cash and cash equivalents beginning of period ..................     14,282          12,829
                                                                   --------        --------
Cash and cash equivalents end of period ........................   $ 35,339        $ 24,843
                                                                   ========        ========
Supplemental information-Cash Flows:
  Cash paid for:
    Interest ...................................................   $  3,655        $  2,813
    Income taxes ...............................................   $  1,224        $    730
 Noncash investing and financing activities:
   Dividends declared and unpaid ...............................   $    425        $    423

See accompanying notes to the unaudited consolidated financial statements.

                              =====================


                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                      NOTES TO THE UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its
wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expense for the reported periods. Actual future results could differ significantly from these estimates. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2. Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended June 30, 1999 and 1998, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,276,683 and 4,268,691, respectively. For the three months ended June 30, 1999 and 1998, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,249,047 and 4,223,997, respectively. For the six months ended June 30, 1999 and 1998, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,275,873 and 4,268,691, respectively. For the six months ended June 30, 1999 and 1998, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,246,931 and 4,223,997, respectively.

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

4.  Change  in Par Value

At June 30, 1999, the equity section of the balance sheet also reflects the decrease in the par value of the Company's Common Stock from a par value of Five Dollars ($5.00) per share to a par value of One Cent ($0.01) per share. This change was authorized by the Board of Directors and adopted by the Shareholders at the Company's April 19, 1999 annual meeting, the change was effectuated during the second quarter by filing of an amendment to the Company's certificate of incorporation. Such reduction in par value permitted the Company to decrease its stated capital by approximately $21,203,000. Capital surplus increased by approximately $21,203,000, thereby providing the Company with the added flexibility of allowing payments of dividends from surplus if deemed advisable or necessary by the Board of Directors. Capital surplus has not been restated for prior periods. It should be realized, however, that as a practical matter the Company would only have the ability to pay out a moderate proportion of the aggregate increase in capital surplus as dividends since there are important regulatory restrictions on the payment of dividends.

5. Comprehensive Income

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

6. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                                06/30/99                 12/31/98
----------------------------------------------------------------------------------------
(In thousands)
                                                      Estimated                Estimated
                                           Amortized    Fair        Amortized    Fair
                                             Cost       Value         Cost       Value
                                           ---------------------------------------------
Available for sale:
  U.S. Treasury securities .............   $10,075     $10,221       $12,065     $12,549
  Oblig. of U.S. Government agencies ...     1,000         974          --          --
  Oblig. of NY State & pol.subs ........    23,958      24,123        21,395      22,022
  Mortgage-backed securities ...........    41,431      41,022        34,354      34,872
                                           ---------------------------------------------
    Total available for sale ...........   $76,464     $76,340       $67,814     $69,443
                                           ---------------------------------------------
Held to maturity:
  Oblig. of NY State & pol.subs ........   $ 3,213     $ 3,216       $ 3,969     $ 3,984

Non marketable Equity securities:
  Federal Reserve Bank Stock ...........   $    36     $    36       $    36     $    36
  Federal Home Loan Bank Stock .........     1,047     $ 1,047         1,047       1,047
                                           ---------------------------------------------
    Total held to maturity .............   $ 4,296     $ 4,299       $ 5,052     $ 5,067
                                           ---------------------------------------------
Total debt and equity securities .......   $80,760     $80,639       $72,866     $74,510
                                           =============================================

7. Loans

Loans are summarized as follows:

Types of Loans

The following  table shows the  Registrant's  loan  distribution  in each of the periods ended,
                                                       6/30/99          12/31/98
--------------------------------------------------------------------------------
(in thousands)
Real Estate Loans ..............................      $ 139,225       $ 141,625
Unsecured business and personal loans ..........         28,984          23,639
Secured business and personal loans ............          1,641           2,534
Installment/consumer loans .....................          1,134           1,182
                                                      -------------------------
Total loans ....................................      $ 170,984       $ 168,980
Unearned income ................................      ($    268)      ($    284)
                                                      -------------------------
                                                      $ 170,716       $ 168,696
Allowance for loan losses ......................         (1,950)         (1,713)
                                                      -------------------------
Net loans ......................................      $ 168,766       $ 166,983
                                                      =========================

8. Allowance for Possible Loan Loss

The  adequacy  of  the  allowance  for  loan  losses  is  determined   based  on
management's detailed analysis of classified loans, input from the Bank's outside loan review consultants, past loss experience, current economic conditions, delinquency trends and other pertinent factors. The reserves are reviewed on a quarterly basis to determine if any adjustments are necessary. The information reviewed includes past due trends, charge-off trends, economic conditions and concentrations of credit. Based on the loan classification committee's review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio, management believes the allowance for possible loan losses is adequate. However, future additions to the allowance may be necessary based on changes in conditions.

Changes in the allowance for possible loan losses are summarized as follows:

Period ended,                                   06/30/99    12/31/98    06/30/98
--------------------------------------------------------------------------------
(In thousands)
Allowance for loan losses
  balance at beginning of period .............   $ 1,713     $ 1,393    $ 1,393
Charge-offs:
Real estate loans ............................       --          --         --
Unsecured business & personal loans ..........       (16)        (31)        (2)
Secured business & personal loans ............       --          --         --
Installment/consumer loans ...................       (31)       (165)       (76)
                                                 -------------------------------
   Total .....................................       (47)       (196)       (78)
Recoveries:
Real estate loans ............................       --          --         --
Unsecured business & personal loans ..........         1          32          3
Secured business & personal loans ............       --          --         --
Installment/consumer loans ...................        73          59         28
                                                 -------------------------------
   Total .....................................        74          91         31
                                                 -------------------------------
Net recoveries (charge-offs) .................        27        (105)       (47)
Provision for loan losses
 charged to operations .......................       210         425        190
                                                 -------------------------------
Balance at end of period .....................   $ 1,950     $ 1,713    $ 1,536
                                                 ==============================
Ratio of net recoveries (charge-offs) during
  period to average loans outstanding ........      0.02%     -0.07%     -0.03%
                                                 ==============================

9. Asset Quality

The following table summarizes non-performing loans:

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------

                                                   06/30/99       12/31/98
--------------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due
  and still accruing:
  Other ........................................  $    2          $    4
Nonaccrual loans:
Mortgage loans:
    Single-family residential ..................      10               4
    Commercial real estate .....................     156             156
    Construction and Land ......................     --              600
Other ..........................................     451             448
                                                  ----------------------
Total nonaccrual loans .........................     617           1,208
Restructured loans .............................     --              --
Other real estate owned, net ...................     --              --
                                                  ----------------------
Total ..........................................  $  619          $1,212
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

Financial Condition
-------------------

The assets of the Registrant totaled $296,987,000 at June 30, 1999, an increase of $30,036,000 or 11.3% from the year end. This increase mainly results from an increase in cash and cash equivalents of $21,057,000 or 147.4%. Net loans increased $1,783,000 or 1.1%, and debt and equity securities increased $6,141,000 or 8.2%. The primary source of funds for the increase in assets was derived from increased deposits of $31,297,000 or 13.0%. Demand deposits increased $7,317,000 or 9.8%, savings, NOW and money market accounts increased $27,815,000 or 27.0% and certificates of deposits of $100,000 or more increased $2,729,000 or 12.9% over December 31, 1998; however, other time deposits decreased 6,564,000 or 15.3% over December 3, 1998. The increase in deposits is attributed to increased public fund deposits and the introduction of a new money market product targeted to high balance accounts. The decrease in other time deposits is primarily due to the roll off of two year certificates of deposits under $100,000 that were issued during a promotion in 1997.

Total stockholders' equity was $22,622,000 at June 30, 1999, an increase of 1.8% over December 31, 1998. The increase of $390,000 was the result of net income for the six month period ended June 30, 1999, of $2,120,000; plus the proceeds of $156,000 from the exercise of stock options pursuant to the equity incentive plan; less cash dividends declared of $850,000; and less the net decrease in unrealized appreciation in securities available for sale, net of tax, of $1,036,000. The net decrease in unrealized appreciation in securities available for sale is attributable to changes in market conditions.

Analysis of Net Interest Income
-------------------------------

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month and six month periods ended June 30, 1999 and 1998, respectively. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. Loan fee income for the three months ended June 30, 1999 and 1998 totaled $49,000 and $122,000, respectively. For the six months ended June 30, 1999 and 1998 loan fee income total $91,000 and $191,000, respectively. For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

I.A. & I. B.  DISTRIBUTION  OF ASSETS,  LIABILITIES  AND  STOCKHOLDERS'  EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

Six months ended June 30,                                      1999                                             1998
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                            Average                                         Average
                                                 Average                     Yield/              Average                     Yield/
                                                 Balance     Interest         Cost               Balance      Interest        Cost
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (including fee income) .... ...........  $168,961    $  7,487         8.94%              $150,176     $  7,015        9.42%
  Deposits with banks .........................     1,885          45         4.81%                    96            2        4.20%
  Federal funds sold ..........................    14,383         341         4.78%                 3,096           84        5.47%
  Taxable investment securities ...............    12,610         407         6.51%                14,081          458        6.56%
  Tax exempt investment securities ............    27,084         593         4.42%                28,520          644        4.55%
  Other securities ............................     1,083          36         6.70%                 1,083           40        7.45%
  Mortgage backed securities ..................    33,407       1,104         6.66%                25,310          884        7.04%
                                                 ----------------------------------------------------------------------------------
Total interest earning assets .................  $259,413    $ 10,013         7.78%              $222,362     $  9,127        8.28%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits .....................  $114,433    $  1,319         2.32%              $ 83,807     $    928        2.23%
  Certificates of deposit of $100,000
     or more ..................................    28,957         691         4.81%                29,796          799        5.41%
  Other time deposits .........................    41,358         982         4.79%                42,933        1,106        5.19%
  Federal funds purchased .....................      --          --            --                    --           --           --
  Other borrowings ............................      --          --            --                   2,376           64        5.43%
                                                 ----------------------------------------------------------------------------------
Total interest bearing liabilities ............  $184,748    $  2,992         3.27%              $158,912     $  2,897        3.68%
                                                 ----------------------------------------------------------------------------------
Net interest income/interest
  rate spread .................................              $  7,021         4.52%                           $  6,230        4.60%
                                                             --------         -----                           --------        -----
Net earning assets/net yield on
  average interest earnings assets ............  $ 74,665                     5.46%              $ 63,450                     5.65%
                                                 --------                     -----              --------                     -----
Ratio of interest earning assets to
  interest bearing liabilities ................                             140.41%                                         139.93%
                                                                            -------                                         -------


Three months ended June 30,                                    1999                                            1998
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                            Average                                         Average
                                                 Average                     Yield/              Average                     Yield/
                                                 Balance     Interest         Cost               Balance      Interest        Cost
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (including fee income) ................  $169,184    $  3,845         9.12%              $155,034     $  3,651        9.45%
  Deposits with banks .........................     3,410          41         4.82%                    57          --         0.00%
  Federal funds sold ..........................    15,774         194         4.93%                 5,721           77        5.40%
  Taxable investment securities ...............    13,040         213         6.55%                14,079          230        6.55%
  Tax exempt investment securities ............    27,282         297         4.37%                27,823          314        4.53%
  Other securities ............................     1,083          19         7.04%                 1,083           21        7.78%
  Mortgage backed securities ..................    33,362         548         6.59%                24,995          435        6.98%
                                                 ----------------------------------------------------------------------------------
Total interest earning assets .................  $263,135    $  5,157         7.86%              $228,792     $  4,728        8.29%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits .....................  $116,432    $    675         2.33%              $ 86,244     $    496        2.31%
  Certificates of deposit of $100,000
     or more ..................................    30,641         366         4.79%                30,158          405        5.39%
  Other time deposits .........................    39,830         462         4.65%                43,436          562        5.19%
  Federal funds purchased .....................      --          --            --                    --           --           --
  Other borrowings ............................      --          --            --                   1,464           20        5.48%
                                                 ----------------------------------------------------------------------------------
Total interest bearing liabilities ............  $186,903    $  1,503         3.23%              $161,302     $  1,483        3.69%
                                                 ----------------------------------------------------------------------------------
Net interest income/interest
  rate spread .................................              $  3,654         4.64%                           $  3,245        4.60%
                                                             --------         -----                           --------        -----
Net earning assets/net yield on
  average interest earnings assets ............  $ 76,232                     5.57%              $ 67,490                     5.69%
                                                 --------                     -----              --------                     -----
Ratio of interest earning assets to
  interest bearing liabilities ................                             140.79%                                         141.84%
                                                                            -------                                         -------

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


VOLUME AND YIELD/RATE VARIANCES

For the Periods Ended June 30,                                     Three months ended                         Six months ended
                                                                     1999 Over 1998                            1999 Over 1998
(In thousands)                                               Changes Due To                            Changes Due To
------------------------------------------------------------------------------------------------------------------------------------
                                                           Volume       Rate     Net Change          Volume       Rate    Net Change
                                                         ---------------------------------------------------------------------------
INTEREST INCOME ON INTEREST
   EARNING ASSETS:
Federal funds sold ...................................   $   163     ($   46)    $   117            $   289     ($   32)    $   257
Deposits with banks ..................................        40           1          41                 42           1          43
Taxable investment securities ........................       (17)        --          (17)               (48)         (3)        (51)
Tax exempt investment securities .....................        (6)        (11)        (17)               (32)        (19)        (51)
Other securities .....................................       --           (2)         (2)               --           (4)         (4)
Mortgage-backed securities ...........................       265        (152)        113                353        (133)        220
Loans (including loan fee income) ....................       881        (687)        194              1,365        (893)        472
                                                         ---------------------------------------------------------------------------
   Total interest earning assets .....................     1,325        (896)        429              1,970      (1,084)        886
                                                         ---------------------------------------------------------------------------
INTEREST EXPENSE ON INTEREST
   BEARING LIABILITIES:

Savings, NOW and money market deposits ...............       175           4         179                351          40         391
Certificates of deposits of $100,000 or more .........        41         (80)        (39)               (22)        (86)       (108)
Other time deposits ..................................       (45)        (55)       (100)               (40)        (84)       (124)
Federal funds purchased ..............................       --          --          --                 --          --          --
Other borrowings .....................................       (20)        --          (20)               (64)        --          (64)
                                                         ---------------------------------------------------------------------------
   Total interest bearing liabilities ................       151        (131)         20                225        (130)         95
                                                         ---------------------------------------------------------------------------
Net interest income ..................................     1,174        (765)        409              1,745        (954)        791
                                                         ---------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios are presented in the following table:

As of June 30,                                                                           1999
-------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                                   To Be Well
                                                                                      For Capital             Capitalized Under
                                                                                       Adequacy               Prompt Corrective
                                                                Actual                 Purposes               Action Provisions
-------------------------------------------------------------------------------------------------------------------------------
                                                           Amount     Ratio          Amount     Ratio        Amount       Ratio
                                                           --------------------------------------------------------------------
Total Capital (to risk weighted assets) ................   24,646      12.6%         15,704      >8.0%       19,630       >10.0%
Tier 1 Capital (to risk weighted assets) ...............   22,696      11.6%          7,852      >4.0        11,778       >6.0
Tier 1 Capital (to average assets) .....................   22,696       7.9%         11,423      >4.0        14,278       >5.0

As of December 31,                                                                       1998
-------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                                   To Be Well
                                                                                      For Capital             Capitalized Under
                                                                                       Adequacy               Prompt Corrective
                                                                Actual                 Purposes               Action Provisions
-------------------------------------------------------------------------------------------------------------------------------
                                                           Amount     Ratio          Amount     Ratio        Amount       Ratio
                                                           --------------------------------------------------------------------
Total Capital (to risk weighted assets) ................   22,983      12.0%         15,372      >8.0%       19,215       >10.0%
Tier 1 Capital (to risk weighted assets) ...............   21,270      11.1%          7,686      >4.0        11,529       >6.0
Tier 1 Capital (to average assets) .....................   21,270       8.2%         10,319      >4.0        12,899       >5.0

The equity section of the balance sheet, at June 30, 1999, shows the effect of the retirement of treasury stock acquired by management's past repurchases of the Company's Common Stock.

Change  in Par Value
--------------------

At June 30, 1999, the equity section of the balance sheet also reflects the decrease in the par value of the Company's Common Stock from a par value of Five Dollars ($5.00) per share to a par value of One Cent ($0.01) per share.

This change was authorized by the Board of Directors and adopted by the Shareholders at the Company's April 19, 1999 annual meeting, the change was effectuated during the second quarter by filing of an amendment to the Company's certificate of incorporation. Such reduction in par value permitted the Company to decrease its stated capital by approximately $21,203,000. Capital surplus increased by approximately $21,203,000, thereby providing the Company with the added flexibility of allowing payments of dividends from surplus if deemed advisable or necessary by the Board of Directors. Capital surplus has not been restated for prior periods. It should be realized, however, that as a practical matter the Company would only have the ability to pay out a moderate proportion of the aggregate increase in capital surplus as dividends since there are important regulatory restrictions on the payment of dividends.

Recent Accounting Developments
------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards NO. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of a derivative and the resulting designation.

In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133". This pronouncement delayed the effective date of the provisions of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133, when adopted, will not have a material impact on the Company's financial statements.


Comparison  of Operating  Results for the Three Months and Six Months Ended June
--------------------------------------------------------------------------------
30, 1999 and 1998
-----------------

During the six month period ended June 30, 1999, the Registrant earned net income of $2,120,000 or $ .49 per share as compared with $1,765,000 or $.41 per share for the same period in 1998. During the three month period ended June 30, 1999, the Registrant earned net income of $1,167,000 or $.27 per share as compared with $945,000 or $ .22 per share for the same period in 1998. Highlights for the three months ended June 30, 1999 include: (i) a $409,000 or 12.6% increase in net interest income; (ii) a $15,000 or 1.9% increase in total other income; and (iii) a $61,000 or 2.4% increase in total other expenses over the same period in 1998. Highlights for the six months ended June 30, 1999 include: (i) a $791,000 or 12.7% increase in net interest income; (ii) a $96,000 or 6.4% decrease in total other income; and (iii) a $72,000 or 1.5% increase in total other expenses over the same period in 1998.

Net income for the first six months of 1999 reflects annualized returns of 19.33% on average total stockholders' equity and 1.50% on average total assets as compared to the corresponding figures for the preceding calendar year of 19.19% on average total stockholders' equity and 1.51% on average total assets. For purposes of these calculations, average stockholders' equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $409,000 or 12.6% for the current three month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $228,792,000 in 1998 to $263,135,000 for the comparable period in 1999, a 15.0% increase. Average interest bearing liabilities increased 15.9% to $186,903,000 in 1999 from $161,302,000 for the same period last year. The yield on average interest earning assets for the current three month period decreased to 7.86% from 8.29% for the same period last year. The cost of average interest bearing liabilities decreased to 3.23% from 3.69% during the same period in 1998. The net yield on average earning assets decreased to 5.57% from 5.69% during the same period in 1998.

Net interest income increased by $791,000 or 12.7% for the current six month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $222,362,000 in 1998 to $259,413,000 for the comparable period in 1999, a 16.7% increase. Average interest bearing liabilities increased by 16.3% to $184,748,000 in 1999 from $158,912,000 for the same period last year. The yield on average interest earning assets at June 30, 1999 decreased to 7.8% from 8.3% during the same period in 1998. The cost of average interest bearing liabilities decreased to 3.27% from 3.68% during the same period in 1998. The net yield on average earning assets decreased to 5.46% from 5.65% during the same period in 1998.

A $105,000 provision for possible loan losses was made during the three month period ended June 30, 1999, compared to a $100,000 provision for the same period in 1998. The provision for possible loan losses made during the six month period ended June 30, 1999 totaled $210,000 compared to a $190,000 provision for the same period in 1998. The allowance for possible loan losses increased to $1,950,000 at June 30, 1999, as compared to $1,713,000 at December 31, 1998. As a percentage of loans, the allowance was 1.14% at June 30, 1999 and 1.02% at December 31, 1998. The allowance as a percentage of nonperforming loans (including loans past due 90 days or more and still accruing) was 315.0% at June 30, 1999 compared to 141.3% at December 31, 1998.

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

Total other income increased during the three month period ended June 30, 1999 by $15,000 or 1.9% over the same period last year. For the six month period ended June 30, 1999 total other income decreased $96,000 or 6.4% over the same period last year. Income from mortgage banking activities for the three month period ended June 30, 1999 totaled $175,000, a decrease of $243,000 or 58.1% over the same period last year. Income from mortgage banking activities for the six month period ended June 30, 1999 totaled $396,000, a decrease of $348,000 or 46.8% over the same period last year. The Bank's practice is to originate and sell these mortgages in the secondary market. Increased competition within the Bank's market has decreased the return on residential mortgages. Additionally, the department has been streamlined to become more efficient. While revenue is down, corresponding expense reductions partially offset such decline. Service charges on deposit accounts for the three month period ended June 30, 1999 increased $55,000 or 24.3%. For the six month period ended June 30, 1999 service charges on deposit accounts increased $77,000 or 18.2% over the same period last year. These increases primarily result from the Bank increasing fees charged on deposit accounts during the second quarter of 1999. Securities gains increased $116,000 or 100% for the three and six month periods ended June 30, 1999 over the same periods last year. These gains resulted primarily from sales of securities in accordance with the Bank's investment strategies.

Other operating income for the three month period ended June 30, 1999 totaled $237,000, an increase of $87,000 or 58.0% over the same period last year. This increase primarily results from an increase in merchant processing fees resulting from a change in the pricing structure made in the second quarter. Other operating income for the six month period ended June 30, 1999 totaled $397,000, an increase of $59,000 or 17.5% over the same period last year. This increase primarily results from an increase in merchant processing fees, ATM fees and checkbook fees.

Total other expenses increased during the three month period ended June 30, 1999 by $61,000 or 2.4% over the same period last year. For the six month period ended June 30, 1999 total other expenses increased $72,000 or 1.5% over the same period last year. Salary and benefit expense decreased $113,000 or 8.9% for the three month period ended June 30, 1999 over the same period last year. For the six month period ended June 30, 1999 salary and benefit expense decreased $128,000 or 5.1% over the same period last year. These decreases are attributed to a decrease in staffing in the mortgage department which has been streamlined to become more efficient. Furniture and fixture expense increased $26,000 or 14.9% for the three month period ended June 30, 1999 over the same period last year. For the six month period ended June 30, 1999 furniture and fixture expense increased $55,000 or 16.3% over the same period last year. This increase primarily results from increased depreciation expenses relative to equipment upgrades in preparation for year 2000 readiness.

Total other operating expenses increased during the three month period ended June 30, 1999 by $143,000 or 16.4% over the same period last year. For the six month period ended June 30, 1999 total other operating expenses increased $143,000 or 8.6% over the same period last year. These increases are primarily attributed to increased consulting and legal fees relative to the formation of a subsidiary in the second quarter of 1999. It is the Bank's intention to operate this subsidiary as a Real Estate Investment Trust, allowing the Bank to better manage its real estate assets.

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

The Company's most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Company's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loans to capital ratios. At June 30, 1999, the Company had aggregate lines of credit of $8,000,000 with correspondent banks to provide short term credit for liquidity requirements. The Company also has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow approximately $12,171,800 in the form of an overnight line of credit, and an additional $12,171,800 in the form of a one month line of credit. At June 30, 1999, the Company had no such borrowings outstanding.

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

The Bank has established formal processes for identifying, assessing, and managing the Year 2000 risks posed by internal bank activities, vendors, and customers. The Bank has assessed the risks posed by its customers. The Bank is evaluating Year 2000 readiness of commercial loan applicants as part of the underwriting process, has called and continues calling upon significant existing borrowers to assess their readiness for Year 2000. Seminars have been offered to the Bank's commercial and municipal customers, and the Bank has presented these seminars to different community groups to educate the local public about the Year 2000 matter and the Bank's preparedness to address the issue.

Testing of internal systems was substantially completed by December 31, 1998. Testing with significant third party vendors has been substantially completed. During 1999 the Bank will continue to monitor its own internal activities and the plans of its vendors and customers to address the Year 2000 issue.

The Bank utilizes Fiserv, Inc., one of the largest data processing providers for banks and savings institutions to perform its core systems data processing. Fiserv runs software from Information Technology Inc. (ITI), a subsidiary of Fiserv, to perform the vast majority of its data processing activities. This system, which handles processing of loans, deposits, general ledger, accounts payable, fixed assets, and other ancillary applications, is believed to be Year 2000 ready according to the vendor. However, the Bank has embarked on a project to thoroughly test the system for Year 2000 compliance. If Year 2000 processing problems are uncovered during the testing phase, ITI is committed to correct those problems. To date, no problems have been encountered in testing. In addition, the Bank is currently in the process of finalizing contingency plans with respect to all critical services and operations regardless if performed internally or by external sources including outside vendors. This plan is a coordinated effort with a three fold goal of ensuring that the century date change occurs with minimal, if any, disruptions of service to both the institution and its customers, minimizing any possibility of financial losses, and ensuring a timely resumption of normal banking operations.

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

The Bank has upgraded equipment in its branch and back office systems to better serve its customers and improve the efficiency of its operations. The timing of the upgrades was accelerated as a result of the Year 2000 issue. The total cost of the upgrades is expected to be approximately $350,000 all of which has been placed in service. Based on current information, management does not expect these costs when taken together with other Year 2000 compliance costs to materially impact the Company's future results of operations, financial condition, or liquidity.

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

Part II Other Information
-------------------------

Item 1. Legal Proceedings
-------------------------

There have been no material developments with respect to the lawsuit against the Bank, two present executive officers and one former executive officer, filed on February 18, 1999 by two former employees in Suffolk County Supreme Court which was previously reported in the Registrant's first quarter Form 10-Q under this Item.

Item 2. Changes in Securities
-----------------------------

Not applicable

Item 3. Defaults upon Senior Securities
---------------------------------------

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

At the Registrant's annual meeting on April 19, 1999, an amendment to the Certificate of Incorporation to increase the authorized number of shares of Common Stock, from 6,500,000 with a par value of $5.00 per share to 20,000,000 with a par value of $0.01 per share was approved by the stockholders. Shares voted for the proposal totaled 3,136,991; shares voted against the proposal totaled 438,105; abstentions totaled 107,511; and broker non votes totaled 46,298.

Item 5. Other Information
-------------------------

Not applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (A) Exhibit Index
         -----------------

          3.(i)The Certificate of Amendment of the Certificate of Incorporation of Bridge Bancorp, Inc. filed June 24, 1999.

         11.0 Statement re: Computation of Per Share Earnings

         27.0 Financial Data Schedule

         (B) Reports on Form 8-K
         -----------------------
         None
         Submitted only with filing in electronic format.

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BRIDGE BANCORP, INC.


Date: August 13, 1999  /s/ Thomas J. Tobin
                       -------------------
                       Thomas J. Tobin
                       President and Chief Executive Officer


Date: August 13, 1999  /s/ Christopher Becker
                       ----------------------
                       Christopher Becker
                       Executive Vice President and Treasurer