Form 10-Q
period 1999-09-30
BRIDGE BANCORP INC
filed 1999-11-16
CIK 846617


                                    FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
Act of 1934.

For the quarterly period ended September 30, 1999
                                OR

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

                        2200 MONTAUK HIGHWAY                                         11932
                       BRIDGEHAMPTON, NEW YORK                                     (Zip Code)
              (Address of principal executive offices)


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

                        Yes  [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 4,255,797 shares of common stock outstanding as of November 14, 1999.

                              BRIDGE BANCORP, INC.
                                      INDEX


Part 1. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

     Unaudited Consolidated Statements of Condition as of September 30, 1999 and
          December 31, 1998

     Unaudited Consolidated Statements of Income for the three months and nine months ended September 30, 1999 and 1998

     Unaudited Consolidated Statements of Stockholders' Equity for the nine months Ended September 30, 1999

     Unaudited  Consolidated  Statements of Cash Flows for the nine months ended
          September 30, 1999 and 1998

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

11.0   Statement re: Computation of Per Share Earnings

27.0   Financial Data Schedule

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)
                                                                            September 30,  December 31,
                                                                                1999           1998
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ...................................................   $ 16,634         $ 10,881
Interest earning deposits with banks ......................................        394              251
Federal funds sold ........................................................     20,000            3,150
                                                                              --------         --------
       Total cash and cash equivalents ....................................     37,028           14,282

Investment in debt and equity securities, net:
   Securities available for sale, at fair value ...........................    103,591           69,443
   Securities held to maturity (fair value of $8,402
   and $5,067 respectively) ...............................................      8,406            5,052
                                                                              --------         --------
       Total investment in debt and equity securities, net ................    111,997           74,495

Loans .....................................................................    166,497          168,696
Less:
  Allowance for loan losses ...............................................     (2,039)          (1,713)
                                                                              --------         --------
       Loans, net .........................................................    164,458          166,983

Banking premises and equipment, net .......................................      8,387            8,583
Accrued interest receivable ...............................................      1,969            1,525
Other assets ..............................................................      2,170            1,083
                                                                              --------         --------
TOTAL ASSETS ..............................................................   $326,009         $266,951
                                                                              ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits ...........................................................   $ 95,128         $ 74,457
Savings, NOW, and money market deposits ...................................    138,756          103,016
Certificates of deposit of $100,000 or more ...............................     31,156           21,177
Other time deposits .......................................................     35,907           42,881
                                                                              --------         --------
        Total deposits ....................................................    300,947          241,531

Accrued interest on depositors' accounts ..................................        773            1,439
Other liabilities and accrued expenses ....................................      1,110            1,749
                                                                              --------         --------
        Total Liabilities .................................................    302,830          244,719
                                                                              ========         ========
Stockholders' equity:
  Common stock, par value $.01 per share and $5.00 per share, respectfully:
   Authorized: 20,000,000 shares; issued and outstanding
   4,255,797 at 09/30/99 and 4,234,797 shares at 12/31/98 .................         43           21,660
  Surplus .................................................................     21,249               51
  Undivided profits .......................................................      2,286              180
 Less:  Treasury Stock at cost, 97,200 shares .............................       --               (621)
                                                                              --------         --------
                                                                                23,578           21,270
  Accumulated other comprehensive income, net of taxes ....................       (399)             962
                                                                              --------         --------
        Total Stockholders' Equity ........................................     23,179           22,232
                                                                              --------         --------
Commitments and contingencies
                                                                              --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $326,009         $266,951
                                                                              ========         ========
See accompanying notes to the consolidated financial statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In  thousands, except share and per share amounts)
                                                                                   Three Months                     Nine Months
                                                                                Ended September 30,            Ended September 30,
                                                                                1999           1998            1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (including fee income) .....................................         $ 3,704         $ 3,742         $11,191         $10,757
  Mortgage-backed securities .......................................             867             559           1,971           1,443
  State and municipal obligations ..................................             333             250             926             894
  U.S. Treasury and government agency securities ...................             220             230             627             688
  Federal funds sold ...............................................             198             232             539             316
  Other securities .................................................              18              18              54              58
  Deposits with banks ..............................................              46               2              91               4
                                                                             -------         -------         -------         -------
    Total interest income ..........................................           5,386           5,033          15,399          14,160

Interest expense:
  Savings, N.O.W. and money market deposits ........................             800             606           2,119           1,534
  Certificates of deposit of $100,000 or more ......................             341             456           1,032           1,255
  Other time deposits ..............................................             388             571           1,370           1,677
  Other borrowed money .............................................            --              --              --                64
                                                                             -------         -------         -------         -------
    Total interest expense .........................................           1,529           1,633           4,521           4,530
                                                                             -------         -------         -------         -------

Net interest income ................................................           3,857           3,400          10,878           9,630
Provision for possible loan losses .................................             105             160             315             350
                                                                             -------         -------         -------         -------
Net interest income after provision for
  possible loan losses .............................................           3,752           3,240          10,563           9,280
                                                                             -------         -------         -------         -------
Other income:
  Service charges on deposit accounts ..............................             240             208             741             632
  Mortgage banking activities ......................................              81             338             477           1,082
  Net securities gains .............................................            --              --               116            --
  Other operating income ...........................................             355             264             752             602
                                                                             -------         -------         -------         -------
    Total other income .............................................             676             810           2,086           2,316
                                                                             -------         -------         -------         -------
Other expenses:
  Salaries and employee benefits ...................................           1,167           1,164           3,546           3,671
  Net occupancy expense ............................................             190             184             569             561
  Furniture and fixture expense ....................................             204             176             596             513
  Other operating expenses .........................................             926             823           2,742           2,496
                                                                             -------         -------         -------         -------
    Total other expenses ...........................................           2,487           2,347           7,453           7,241
                                                                             -------         -------         -------         -------

Income before provision for income taxes ...........................           1,941           1,703           5,196           4,355
Provision for income taxes .........................................             637             620           1,772           1,507
                                                                             -------         -------         -------         -------
Net income .........................................................         $ 1,304         $ 1,083         $ 3,424         $ 2,848
                                                                             =======         =======         =======         =======
Basic earnings per share ...........................................         $  0.31         $  0.26         $  0.81         $  0.67
                                                                             =======         =======         =======         =======
Diluted earnings per share .........................................         $  0.31         $  0.26         $  0.80         $  0.67
                                                                             =======         =======         =======         =======

See accompanying notes to the unaudited consolidated financial statements. All per share amounts have been adjusted to reflect the effects of the stock split.

Bridge Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands, except per share amounts)
                                                                                                               Accumulated
                                                                                                                  Other
                                              Common Stock                 Comprehensive  Undivided Treasury  Comprehensive
                                           Shares      Amount     Surplus     Income       Profits   Stock        Income      Total
                                           ----------------------------------------------------------------------------------------
                                           ================================             ===========================================
Balance at December 31, 1998 ..............4,234,797   $ 21,660   $     51               $   180    ($  621)    $  962    $  22,232
Net income ................................     --         --         --        3,424      3,424       --         --          3,424
Exercise of stock options .................   21,000         72        130                                                      202
Retirement of Treasury Stock ..............     --         (486)      (135)                             621                    --
Reduction in Par Value from $5.00 to $.01 .     --      (21,203)    21,203                                                     --
Cash dividends declared, $.31 per share ...                                               (1,318)                            (1,318)
Net change in unrealized appreciation
  in securities available
  for sale, net of tax ....................     --         --         --       (1,361)      --          --      (1,361)      (1,361)
                                                                              -------
Comprehensive Income ......................     --         --         --      $ 2,063       --          --        --           --
                                           -----------------------------------=======----------------------------------------------
Balance at September 30, 1999 .............4,255,797   $     43   $ 21,249               $ 2,286     $  --    ($   399)   $  23,179
                                           ===================================       ==============================================

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                              Nine months ended September 30,
                                                                      1999             1998
---------------------------------------------------------------------------------------------
Operating activities:
  Net Income ...................................................   $  3,424          $  2,848
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for possible loan losses .......................        315               350
      Depreciation and amortization ............................        570               514
      Accretion of discounts ...................................        (78)              (56)
      Amortization of premiums .................................        129               103
      Gain on the sale of assets ...............................       --                  (1)
      Net securities gains .....................................       (116)             --
      Increase in accrued interest receivable ..................       (444)             (251)
      Increase in other assets .................................       (233)           (1,544)
      (Decrease) increase in accrued and other liabilities .....       (623)              357
                                                                   --------          --------
Net cash provided by operating activites .......................      2,944             2,320
                                                                   --------          --------
Investing activities:
  Purchases of securities available for sale ...................    (52,039)          (19,225)
  Purchases of securities held to maturity .....................     (6,848)           (3,420)
  Proceeds from sales of securities available for sale .........      6,836              --
  Proceeds from maturing securities available for sale .........        125             2,745
  Proceeds from maturing securities held to maturity ...........      3,494            10,187
  Proceeds from principal payments on mortgage-backed securities      8,690             5,250
  Net decrease (increase) in loans .............................      2,210           (21,642)
  Purchases of banking premises and equipment, net of deletions        (376)             (511)
                                                                   --------          --------
Net cash used by investing activities ..........................    (37,908)          (26,616)
                                                                   --------          --------
Financing activities:
  Net increase in deposits .....................................     59,416            40,273
  Decrease in other borrowings .................................       --              (6,500)
  Net proceeds from excercise of Stock options
         issued pursuant to equity incentive plan ..............        203               108
  Cash dividends paid ..........................................     (1,909)           (2,043)
                                                                   --------          --------
Net cash provided by financing activities ......................     57,710            31,838
                                                                   --------          --------
Increase in cash and cash equivalents ..........................     22,746             7,542
Cash and cash equivalents beginning of period ..................     14,282            12,829
                                                                   --------          --------
Cash and cash equivalents end of period ........................   $ 37,028          $ 20,371
                                                                   ========          ========
Supplemental information-Cash Flows:
  Cash paid for:
    Interest ...................................................   $  5,187          $  4,342
    Income taxes ...............................................   $  1,802          $  1,372
 Noncash investing and financing activities:
    Dividends declared and unpaid ..............................   $    468          $   --

See accompanying notes to the unaudited consolidated financial statements.

                              =====================

                       BRIDGE BANCORP, INC. AND SUBSIDIARY
                       NOTES TO THE UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its
wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The Bank has one Subsidiary that was formed on May 14, 1999, Bridgehampton Community Inc., a passive Real Estate Investment Trust (REIT). The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expense for the reported periods. Actual future results could differ significantly from these estimates. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2. Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended September 30, 1999 and 1998, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,275,911 and 4,271,772, respectively. For the three months ended September 30, 1999 and 1998, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,252,715 and 4,233,558, respectively. For the nine months ended September 30, 1999 and 1998, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,275,902 and 4,269,283, respectively. For the nine months ended September 30, 1999 and 1998, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,248,896 and 4,227,429, respectively.

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

4.  Change  in Par Value

At September 30, 1999, the equity section of the balance sheet also reflects the decrease in the par value of the Company's Common Stock from a par value of Five Dollars ($5.00) per share to a par value of One Cent ($0.01) per share. This change was authorized by the Board of Directors and adopted by the Shareholders at the Company's April 19, 1999 annual meeting, the change was effectuated during the second quarter by filing of an amendment to the Company's certificate of incorporation. Such reduction in par value permitted the Company to decrease its stated capital by approximately $21,203,000. Capital surplus increased by approximately $21,203,000, thereby providing the Company with the ability to allow payments of dividends from surplus if deemed advisable or necessary by the Board of Directors. Capital surplus has not been restated for prior periods. It should be realized, however, that as a practical matter the Company would only have the ability to pay out a moderate proportion of the aggregate increase in capital surplus as dividends since there are regulatory restrictions on the payment of dividends.

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

6. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                                09/30/99                  12/31/98
----------------------------------------------------------------------------------------
(In thousands)
                                                      Estimated                Estimated
                                           Amortized    Fair        Amortized    Fair
                                             Cost       Value         Cost       Value
                                         -----------------------------------------------
Available for sale:
  U.S. Treasury securities .........     $ 10,069     $ 10,197     $ 12,065     $ 12,549
  Oblig. of U.S. Government agencies        4,982        4,949         --           --
  Oblig. of NY State & pol.subs ....       26,174       26,182       21,395       22,022
  Mortgage-backed securities .......       63,042       62,263       34,354       34,872
                                         -----------------------------------------------
    Total available for sale .......     $104,267     $103,591     $ 67,814     $ 69,443
                                         -----------------------------------------------
Held to maturity:
  Oblig. of NY State & pol.subs ....     $  7,323     $  7,319     $  3,969     $  3,984

Non marketable Equity securities:
  Federal Reserve Bank Stock .......     $     36     $     36     $     36     $     36
  Federal Home Loan Bank Stock .....        1,047     $  1,047        1,047        1,047
                                         -----------------------------------------------
    Total held to maturity .........     $  8,406     $  8,402     $  5,052     $  5,067
                                         -----------------------------------------------
Total debt and equity securities ...     $112,673     $111,993     $ 72,866     $ 74,510
                                         ===============================================

7. Loans

Loans are summarized as follows:

Types of Loans

The following table shows the Registrant's loan distribution in each of the periods ended,

                                                      09/30/99          12/31/98
--------------------------------------------------------------------------------
(in thousands)
Real Estate Loans ..............................      $ 137,984       $ 141,625
Unsecured business and personal loans ..........         26,819          23,639
Secured business and personal loans ............          1,324           2,534
Installment/consumer loans .....................            612           1,182
                                                      -------------------------
Total loans ....................................      $ 166,739       $ 168,980
Unearned income ................................           (242)           (284)
                                                      -------------------------
                                                      $ 166,497       $ 168,696
Allowance for loan losses ......................         (2,039)         (1,713)
                                                      -------------------------
Net loans ......................................      $ 164,458       $ 166,983
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

Changes in the allowance for possible loan losses are summarized as follows:

Period ended,                                   09/30/99   12/31/98  09/30/98
-----------------------------------------------------------------------------
(In thousands)
Allowance for loan losses
  balance at beginning of period ...........   $ 1,713     $ 1,393    $ 1,393
Charge-offs:
Real estate loans ..........................      --          --         --
Unsecured business & personal loans ........       (37)        (31)        (9)
Secured business & personal loans ..........      --          --         --
Installment/consumer loans .................       (51)       (165)      (111)
                                               ------------------------------
   Total ...................................       (88)       (196)      (120)
Recoveries:
Real estate loans ..........................      --          --         --
Unsecured business & personal loans ........         4          32         19
Secured business & personal loans ..........      --          --         --
Installment/consumer loans .................        95          59         45
                                               ------------------------------
   Total ...................................        99          91         64
                                               ------------------------------
Net recoveries (charge-offs) ...............        11        (105)       (56)
Provision for loan losses
 charged to operations .....................       315         425        350
                                               ------------------------------
Balance at end of period ...................   $ 2,039     $ 1,713    $ 1,687
                                               ==============================
Ratio of net recoveries (charge-offs) during
  period to average loans outstanding ......      0.01%     -0.07%     -0.04%
                                               ==============================

9. Asset Quality

The following table summarizes non-performing loans:

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------

                                                         09/30/99   12/31/98
----------------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due and still accruing:
  Other ........................................          $    7      $    4
Nonaccrual loans:
Mortgage loans:
    Single-family residential ..................            --             4
    Commercial real estate .....................             156         156
    Construction and Land ......................            --           600
Other ..........................................             475         448
                                                          ------------------
Total nonaccrual loans .........................             631       1,208
Restructured loans .............................            --          --
Other real estate owned, net ...................            --          --
                                                          ------------------
Total ..........................................          $  638      $1,212
                                                          ==================

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

Financial Condition
-------------------

The assets of the Registrant totaled $326,009,000 at September 30, 1999, an increase of $59,058,000 or 22.1% from the year end. This increase mainly results from an increase in cash and cash equivalents of $22,746,000 or 159.3% and an increase in debt and equity securities of $37,502,000 or 50.3%. Net loans decreased $2,525,000 or 1.5%. The primary source of funds for the increase in assets was derived from increased deposits of $59,416,000 or 24.6%. Demand deposits increased $20,671,000 or 27.8%. This increase is attributed to growth in deposits affiliated with merchant processing activity and business development efforts. Savings, NOW and money market accounts increased $35,740,000 or 34.7% and certificates of deposits of $100,000 or more increased $9,979,000 or 47.1% over December 31, 1998; however, other time deposits decreased 6,974,000 or 16.3% over December 31, 1998. The increase in time deposits is attributed to increased public fund deposits, the introduction of a new money market product targeted to high balance accounts and aggressive business development efforts in new and existing markets including premium pricing on certain products. The decrease in other time deposits is primarily due to the roll off of two year certificates of deposits under $100,000 that were issued during a promotion in 1997.

Total stockholders' equity was $23,179,000 at September 30, 1999, an increase of 4.3% over December 31, 1998. The increase of $947,000 was the result of net income for the nine month period ended September 30, 1999, of $3,424,000; plus the proceeds of $202,000 from the exercise of stock options pursuant to the equity incentive plan; less cash dividends declared of $1,318,000; and less the net decrease in unrealized appreciation in securities available for sale, net of tax, of $1,361,000. The net decrease in unrealized appreciation in securities available for sale is attributable to changes in market conditions. Concurrent with the reduction in par value, the Company also retired the 97,000 shares of treasury stock which had been reflected in the equity section of the balance sheet at the historical cost of $621,000.

Analysis of Net Interest Income
-------------------------------

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month and nine month periods ended September 30, 1999 and 1998, respectively. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. Loan fee income for the three months ended September 30, 1999 and 1998 totaled $30,000 and $61,000, respectively. For the nine months ended September 30, 1999 and 1998 loan fee income total $121,000 and $252,000, respectively. For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

I.A. & I. B.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL
Nine months ended September 30,                                           1999                                            1998
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                            Average                                         Average
                                                 Average                     Yield/              Average                     Yield/
                                                 Balance     Interest         Cost               Balance      Interest        Cost
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (including fee income) ................  $168,599    $ 11,191         8.87%              $153,764     $ 10,757        9.35%
  Deposits with banks .........................     2,481          91         4.90%                   114            4        4.69%
  Federal funds sold ..........................    14,761         539         4.88%                 7,713          316        5.48%
  Taxable investment securities ...............    13,011         627         6.44%                14,079          688        6.53%
  Tax exempt investment securities ............    28,256         926         4.38%                26,289          894        4.55%
  Other securities ............................     1,083          54         6.67%                 1,083           58        7.16%
  Mortgage backed securities ..................    39,356       1,971         6.70%                28,024        1,443        6.88%
                                                 -----------------------------------------------------------------------------------
Total interest earning assets .................  $267,547    $ 15,399         7.70%              $231,066     $ 14,160        8.19%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits .....................  $119,086    $  2,119         2.38%              $ 87,842     $  1,534        2.33%
  Certificates of deposit of $100,000
     or more ..................................    28,452       1,032         4.85%                31,076        1,255        5.40%
  Other time deposits .........................    39,779       1,370         4.60%                43,236        1,677        5.19%
  Federal funds purchased .....................      --          --           --                        --           --       --
  Other borrowings ............................      --          --           --                    1,575           64        5.43%
                                                 -----------------------------------------------------------------------------------
Total interest bearing liabilities ............  $187,317    $  4,521         3.23%              $163,729     $  4,530        3.70%

Net interest income/interest
  rate spread .................................              $ 10,878         4.47%                           $  9,630        4.49%
                                                             --------         ----                            --------        ----
Net earning assets/net yield on
  average interest earnings assets ............  $ 80,230                     5.44%              $ 67,337                     5.57%
                                                 --------                     ----               --------                     ----
Ratio of interest earning assets to
  interest bearing liabilities ................                             142.83%                                         141.13%
                                                                            ------                                          ------


Three months ended September 30,                                          1999                                            1998
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                            Average                                         Average
                                                 Average                     Yield/              Average                     Yield/
                                                 Balance     Interest         Cost               Balance      Interest        Cost
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (including fee income) ................  $167,887    $  3,704         8.75%              $160,822     $  3,742        9.23%
  Deposits with banks .........................     3,652          46         5.00%                   149            2        5.33%
  Federal funds sold ..........................    15,505         198         5.07%                12,851          232        7.16%
  Taxable investment securities ...............    13,800         220         6.32%                14,076          230        6.48%
  Tax exempt investment securities ............    30,563         333         4.32%                21,914          250        4.53%
  Other securities ............................     1,083          18         6.59%                 1,083           18        6.59%
  Mortgage backed securities ..................    51,058         867         6.74%                33,272          559        6.67%
                                                 -----------------------------------------------------------------------------------
Total interest earning assets .................  $283,548    $  5,386         7.54%              $244,167     $  5,033        8.18%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits .....................  $128,239    $    800         2.47%              $ 95,804     $    606        2.51%
  Certificates of deposit of $100,000
     or more ..................................    27,458         341         4.93%                33,586          456        5.39%
  Other time deposits .........................    36,674         388         4.20%                43,833          571        5.17%
  Federal funds purchased .....................      --          --           --                        --           --       --
  Other borrowings ............................      --          --           --                        --           --       --
                                                 -----------------------------------------------------------------------------------
Total interest bearing liabilities ............  $192,371    $  1,529         3.15%              $173,223     $  1,633        3.74%

Net interest income/interest
  rate spread .................................              $  3,857         4.38%                           $  3,400        4.44%
                                                             --------         ----                            --------        ----
Net earning assets/net yield on
  average interest earnings assets ............  $ 91,177                     5.40%              $ 70,944                     5.52%
                                                 --------                     ----               --------                     ----
Ratio of interest earning assets to
  interest bearing liabilities ................                             147.40%                                         140.96%
                                                                            ------                                          ------

Rate/Volume Analysis

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


VOLUME AND YIELD/RATE VARIANCES

For the Periods Ended September 30,                               Three months ended                        Nine months ended
                                                                    1999 Over 1998                            1999 Over 1998
(In thousands)                                               Changes Due To                            Changes Due To
------------------------------------------------------------------------------------------------------------------------------------
                                                           Volume       Rate     Net Change          Volume       Rate    Net Change
                                                         ---------------------------------------------------------------------------
INTEREST INCOME ON INTEREST
   EARNING ASSETS:
Federal funds sold ...................................   $   208     ($  242)   ($   34)            $   282     ($   59)    $   223
Deposits with banks ..................................        45          (1)        44                  87        --            87
Taxable investment securities ........................        (4)         (6)       (10)                (52)         (9)        (61)
Tax exempt investment securities .....................       157         (74)        83                  81         (49)         32
Other securities .....................................      --          --         --                  --            (4)         (4)
Mortgage-backed securities ...........................       302           6        308                 590         (62)        528
Loans (including loan fee income) ....................       690        (728)       (38)              1,247        (813)        434
                                                         ---------------------------------------------------------------------------
   Total interest earning assets .....................     1,398      (1,045)       353               2,235        (996)      1,239
                                                         ---------------------------------------------------------------------------
INTEREST EXPENSE ON INTEREST
   BEARING LIABILITIES:

Savings, NOW and money market deposits ...............       258         (64)       194                 552          33         585
Certificates of deposits of $100,000 or more .........       (79)        (36)      (115)               (101)       (122)       (223)
Other time deposits ..................................       (85)        (98)      (183)               (127)       (180)       (307)
Federal funds purchased ..............................      --          --         --                  --          --          --
Other borrowings .....................................      --          --         --                   (64)       --           (64)
                                                         ---------------------------------------------------------------------------
   Total interest bearing liabilities ................        94        (198)      (104)                260        (269)         (9)
                                                         ---------------------------------------------------------------------------
Net interest income ..................................     1,304        (847)       457               1,975        (727)      1,248
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios are presented in the following table:

As of September 30,                                                                         1999
-------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                                   To Be Well
                                                                                      For Capital             Capitalized Under
                                                                                       Adequacy               Prompt Corrective
                                                                Actual                 Purposes               Action Provisions
-------------------------------------------------------------------------------------------------------------------------------
                                                           Amount     Ratio          Amount     Ratio        Amount       Ratio
                                                           --------------------------------------------------------------------
Total Capital (to risk weighted assets) ................   25,617      12.7%         16,080      >8.0%       20,100       >10.0%
Tier 1 Capital (to risk weighted assets) ...............   23,578      11.7%          8,040      >4.0%       12,060       >6.0%
Tier 1 Capital (to average assets) .....................   23,578       8.0%         11,815      >4.0%       14,768       >5.0%

As of December 31,                                                                          1998
-------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                                   To Be Well
                                                                                      For Capital             Capitalized Under
                                                                                       Adequacy               Prompt Corrective
                                                                Actual                 Purposes               Action Provisions
-------------------------------------------------------------------------------------------------------------------------------
                                                           Amount     Ratio          Amount     Ratio        Amount       Ratio
                                                           --------------------------------------------------------------------
Total Capital (to risk weighted assets) ................   22,983      12.0%         15,372      >8.0%       19,215       >10.0%
Tier 1 Capital (to risk weighted assets) ...............   21,270      11.1%          7,686      >4.0%       11,529       >6.0%
Tier 1 Capital (to average assets) .....................   21,270       8.2%         10,319      >4.0%       12,899       >5.0%

The equity section of the balance sheet, at September 30, 1999, shows the effect of the retirement of treasury stock acquired by management's past repurchases of the Company's Common Stock.

Change  in Par Value
--------------------

At September 30, 1999, the equity section of the balance sheet also reflects the decrease in the par value of the Company's Common Stock from a par value of Five Dollars ($5.00) per share to a par value of One Cent ($0.01) per share.

This change was authorized by the Board of Directors and adopted by the Shareholders at the Company's April 19, 1999 annual meeting, the change was effectuated during the second quarter by filing of an amendment to the Company's certificate of incorporation. Such reduction in par value permitted the Company to decrease its stated capital by approximately $21,203,000. Capital surplus increased by approximately $21,203,000, thereby providing the Company with the ability to allow payments of dividends from surplus if deemed advisable or necessary by the Board of Directors. Capital surplus has not been restated for prior periods. It should be realized, however, that as a practical matter the Company would only have the ability to pay out a moderate proportion of the aggregate increase in capital surplus as dividends since there are regulatory restrictions on the payment of dividends.

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

Comparison  of  Operating  Results for the Three  Months and Nine  Months  Ended
--------------------------------------------------------------------------------
September 30, 1999 and 1998
---------------------------

During the nine month period ended September 30, 1999, the Registrant earned net income of $3,424,000 or $ .80 per share as compared with $2,848,000 or $.67 per share for the same period in 1998. During the three month period ended September 30, 1999, the Registrant earned net income of $1,304,000 or $.31 per share as compared with $1,083,000 or $ .26 per share for the same period in 1998. Highlights for the three months ended September 30, 1999 include: (i) a $457,000 or 13.4% increase in net interest income; (ii) a $134,000 or 16.5% decrease in total other income; and (iii) a $140,000 or 6.0% increase in total other expenses over the same period in 1998. Highlights for the nine months ended September 30, 1999 include: (i) a $1,248,000 or 13.0% increase in net interest income; (ii) a $230,000 or 9.9% decrease in total other income; and (iii) a $212,000 or 2.9% increase in total other expenses over the same period in 1998.

Net income for the first nine months of 1999 reflects annualized returns of 20.30% on average total stockholders' equity and 1.55% on average total assets as compared to the corresponding figures for the preceding calendar year of 19.19% on average total stockholders' equity and 1.51% on average total assets. For purposes of these calculations, average stockholders' equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $457,000 or 13.4% for the current three month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $244,167,000 in 1998 to $283,548,000 for the comparable period in 1999, a 16.1% increase. Average interest bearing liabilities increased 11.1% to $192,371,000 in 1999 from $173,223,000 for the same period last year. The yield on average interest earning assets for the current three month period decreased to 7.54% from 8.18% for the same period last year. The cost of average interest bearing liabilities decreased to 3.15% from 3.74% during the same period in 1998. The net yield on average earning assets decreased to 5.40% from 5.52% during the same period in 1998.

Net interest income increased by $1,248,000 or 13.0% for the current nine month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $231,066,000 in 1998 to $267,547,000 for the comparable period in 1999, a 15.8% increase. Average interest bearing liabilities increased by 14.4% to $187,317,000 in 1999 from $163,729,000 for the same period last year. The yield on average interest earning assets at September 30, 1999 decreased to 7.70% from 8.19% during the same period in 1998. The cost of average interest bearing liabilities decreased to 3.23% from 3.70% during the same period in 1998. The net yield on average earning assets decreased to 5.44% from 5.57% during the same period in 1998.

A $105,000 provision for possible loan losses was made during the three month period ended September 30, 1999, compared to a $160,000 provision for the same period in 1998. The provision for possible loan losses made during the nine month period ended September 30, 1999 totaled $315,000 compared to a $350,000 provision for the same period in 1998. The allowance for possible loan losses increased to $2,039,000 at September 30, 1999, as compared to $1,713,000 at December 31, 1998. As a percentage of loans, the allowance was 1.23% at September 30, 1999 and 1.02% at December 31, 1998. The allowance as a percentage of nonperforming loans (including loans past due 90 days or more and still accruing) was 319.6% at September 30, 1999 compared to 141.3% at December 31, 1998.

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

Total other income decreased during the three month period ended September 30, 1999 by $134,000 or 16.5% over the same period last year. For the nine month period ended September 30, 1999 total other income decreased $230,000 or 9.9% over the same period last year. Income from mortgage banking activities for the three month period ended September 30, 1999 totaled $81,000, a decrease of $257,000 or 76.0% over the same period last year. Income from mortgage banking activities for the nine month period ended September 30, 1999 totaled $477,000, a decrease of $605,000 or 55.9% over the same period last year. The Bank's practice is to originate and sell these mortgages in the secondary market. Increased competition within the Bank's market has decreased the return on residential mortgages. Additionally, the department has been streamlined to become more efficient. While revenue is down, corresponding expense reductions partially offset such decline. Service charges on deposit accounts for the three month period ended September 30, 1999 increased $32,000 or 15.4%. For the nine month period ended September 30, 1999 service charges on deposit accounts increased $109,000 or 17.3% over the same period last year. These increases primarily result from the Bank increasing fees charged on deposit accounts during the second quarter of 1999. There was no change in securities gains for the three month period ended September 30, 1999 over the same period last year. Securities gains increased $116,000 or 100% for the nine months ended September 30, 1999 over the same period last year. These gains resulted primarily from sales of securities in accordance with the Bank's investment strategies.

Other operating income for the three month period ended September 30, 1999 totaled $355,000, an increase of $91,000 or 34.5% over the same period last year. This increase primarily results from an increase in merchant processing fees resulting from a change in the pricing structure made in the second quarter. Other operating income for the nine month period ended September 30, 1999 totaled $752,000, an increase of $150,000 or 24.9% over the same period last year. This increase also primarily results from an increase in merchant processing fees.

Total other expenses increased during the three month period ended September 30, 1999 by $140,000 or 6.0% over the same period last year. For the nine month period ended September 30, 1999 total other expenses increased$212,000 or 2.9% over the same period last year. Salary and benefit expense increased $3,000 or
 .26% for the three month period ended September 30, 1999 over the same period last year. For the nine month period ended September 30, 1999 salary and benefit expense decreased $125,000 or 3.4% over the same period last year. These decreases are attributed to a decrease in staffing in the mortgage department which has been streamlined to become more efficient. Furniture and fixture expense increased $28,000 or 15.9% for the three month period ended September 30, 1999 over the same period last year. For the nine month period ended September 30, 1999 furniture and fixture expense increased $83,000 or 16.2% over the same period last year. This increase primarily results from increased depreciation expenses relative to equipment upgrades in preparation for year 2000 readiness.

Total other operating expenses increased during the three month period ended September 30, 1999 by $103,000 or 12.5% over the same period last year. For the nine month period ended September 30, 1999 total other operating expenses increased $246,000 or 9.9% over the same period last year. These increases are primarily attributed to increased consulting and legal fees relative to the formation of a subsidiary in the second quarter of 1999. It is the Bank's intention to operate this subsidiary as a Real Estate Investment Trust, allowing the Bank to better manage its real estate assets.

The provision for income taxes increased during the three month period ended September 30, 1999 by $17,000 or 2.7% over the same period last year. During the nine month period ended September 30, 1999 the provision for income taxes increased $265,000 or 17.6% over the same period last year. The effective tax rate for the nine month period ended September 30, 1999 was 34.1% as compared to the prior year rate of 34.6%. This reduction is primarily due to the Bank's tax planning strategies.

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

The Company's most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Company's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loans to capital ratios. At September 30, 1999, the Company had aggregate lines of credit of $8,000,000 with correspondent banks to provide short term credit for liquidity requirements. At September 30, 1999, the Company had no such borrowings outstanding.

The Company's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes the Company has sufficient liquidity to meet its operating requirements.

Year 2000
---------

The Bank is working diligently to assure a smooth transition into the new millennium. To accomplish Year 2000 compliance, the Bank has implemented a project plan as established by the banking regulatory authorities. The established timetable breaks the plan into seven phases; the awareness phase, inventory phase, assessment phase, renovation phase, validation phase, implementation phase, and post implementation phase. The plan was essentially completed on schedule during the second quarter 1999.

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

The Bank established formal processes for identifying, assessing, and managing the Year 2000 risks posed by internal bank activities, vendors, and customers. The Bank assessed the risks posed by its customers and is evaluating Year 2000 readiness of commercial loan applicants as part of the underwriting process, and called upon significant existing borrowers to assess their readiness for Year 2000. Seminars have been offered to the Bank's commercial and municipal customers, and the Bank presented these seminars to different community groups to educate the local public about the Year 2000 matter and the Bank's preparedness to address the issue.

Testing of internal systems was substantially completed by December 31, 1998. Testing with significant third party vendors has also been completed. During the remainder of 1999 the Bank will continue to monitor its own internal activities and the plans of its vendors and customers to address the Year 2000 issue.

The Bank utilizes Fiserv, Inc., one of the largest data processing providers for banks and savings institutions to perform its core systems data processing. Fiserv runs software from Information Technology Inc. (ITI), a subsidiary of Fiserv, to perform the vast majority of its data processing activities. This system, which handles processing of loans, deposits, general ledger, accounts payable, fixed assets, and other ancillary applications, is believed to be Year 2000 ready according to the vendor. However, the Bank embarked on a project to thoroughly test the system for Year 2000 compliance. To date, no problems have been encountered in testing. In addition, the Bank is currently in the process of finalizing contingency plans with respect to all critical services and operations regardless if performed internally or by external sources including outside vendors. This plan is a coordinated effort with a three fold goal of ensuring that the century date change occurs with minimal, if any, disruptions of service to both the institution and its customers, minimizing any possibility of financial losses, and ensuring a timely resumption of normal banking operations.

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

The Bank has upgraded equipment in its branch and back office systems to better serve its customers and improve the efficiency of its operations. The timing of the upgrades was accelerated as a result of the Year 2000 issue. The total cost of the upgrades is expected to be approximately $350,000 all of which has been placed in service. Based on current information, management does not expect these costs when taken together with otherYear 2000 compliance costs to materially impact the Company's future results of operations, financial condition, or liquidity.

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

         (A) Exhibit Index
          ----------------

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


                       BRIDGE BANCORP, INC.


Date:    November 15, 1999  /s/ Thomas J. Tobin
                            -------------------
                            Thomas J. Tobin
                            President and Chief Executive Officer


Date:     November 15, 1999 /s/ Christopher Becker
                            ----------------------
                            Christopher Becker
                            Executive Vice President and Treasurer