Form 10-K
period 1999-12-31
BRIDGE BANCORP INC
filed 2000-03-27
CIK 846617

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 1999
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Transition period from ____________________ to _____________________

Commission file Number 0-18546

BRIDGE BANCORP, INC
(Exact name of registrant as specified in its charter)

NEW YORK                                                          11-2934195
(State or other jurisdiction of incorporation or organization)                                         (I.R.S. Employer Identification Number)

2200 Montauk Highway, Bridgehampton, New York 11932
            (Address of principal executive office)                                                  (Zip Code)

Issuer's telephone number, including area code (631) 537-1000

Securities registered under Section 12 (b) of the Exchange Act:

                   Title of each class                            Name of each exchange on which registered

None                                                                      None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, Par Value of $0.01 Per Share,

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting stock owned by non-affiliates of the Registrant as of March 6, 2000 was $62,096,810.

T  a  b  l  e    o  f     C  o  n  t  e  n  t  s

PART I

     Item 1     Business                                                   1

     Item 2     Properties                                                 3

     Item 3     Legal Proceedings                                          3

     Item 4     Submission of Matters to a Vote of Security Holders        3

PART II

     Item 5     Market for Registrant's Common Equity and Related
                Stockholder Matters                                        3

     Item 6     Selected Financial Data                                    4

     Item 7     Management's Discussion and Analysis of Financial
                Condition and Results of Operation                         5

     Item 8     Financial Statements and Supplementary Data               15

     Item 9     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                    38

PART III

     Item 10    Directors and Executive Officers of the Registrant        38

     Item 11    Executive Compensation                                    38

     Item 12    Security Ownership of Certain Beneficial Owners
                and Management                                            38

     Item 13    Certain Relationships and Related Transactions            39

PART IV

     Item 14    Exibits, Financial Statement Schedules and Reports
                on Form 8K                                                39

SIGNATURES                                                                40

EHIBIT INDEX                                                              41

PART I

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2000, dated March 15, 2000, are incorporated by reference into Part III.

Item 1. Business

Bridge Bancorp, Inc. (the "Registrant" or "Company") is a registered bank holding company, the sole subsidiary of which is The Bridgehampton National Bank (the "Bank"). The Registrant was organized as a New York business corporation and incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization; under the plan the former stockholders of the Bank became the stockholders of the Company. Since commencing business in March 1989 after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank's common stock.

At present, the Registrant does not own or lease any property and has no paid employees. The Registrant uses the Bank's space and employees without separate payment.

The Bank was established in 1910 as a national banking association and is under the supervision of the Office of the Comptroller of the Currency (the "O.C.C."). Its headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932.

The Bank engages in full service commercial and consumer banking and limited trust business, including accepting time and demand deposits, as well as making secured and unsecured commercial and consumer loans, including auto, personal, home equity, home improvement, residential and commercial mortgages, commercial construction and S.B.A. guaranteed loans. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, safe deposit boxes and individual retirement accounts.

The Bank employs 97 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive.

All phases of the Bank's business are highly competitive. The Bank's market is primarily the trade areas of the North and South Forks of Eastern Suffolk County, with concentrations in the Bridgehampton, East Hampton, Greenport, Mattituck, Montauk, Sag Harbor, Southampton, and Southold, New York areas. The Bank considers its major competition to be local commercial banks as well as other commercial banks with branches in the Bank's market area.

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

Page -1-

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

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Bank operations are also subject to regulations of the O.C.C., the Federal Reserve Board, the FDIC, and the New York State Banking Department. The primary supervisory authority of the Bank is the O.C.C., which regularly examines the Bank.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentrations of credit risk and the risks of non-traditional activities, as well as reflect the actual performances and expected risk of loss on multi-family mortgages. Regulations promulgated under this law also required each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "under-capitalized," "significantly under-capitalized" and "critically under-capitalized." Under the regulations adopted by the banking agencies, the Bank is considered "well capitalized."

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

Additionally, Federal Reserve Board policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. Failure to meet the capital guidelines may result in implementation by the Federal Reserve Board of appropriate supervisory or enforcement actions.

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

Page -2-

Item 2. Properties

Facilities of the Registrant are located at 2200 Montauk Highway, Bridgehampton, New York in the Bank's Main Office building. As such, the Registrant itself has no physical properties.

The Bank's Main Office is owned in fee. The Bank also owns the building which houses its Southold Branch located at 54790 Main Road, Southold, New York. The Bank leases seven additional properties as branch locations at 425 County Road 39, Southampton, New York; 26 Park Place, East Hampton, New York; Main Road, Mattituck, New York; 218 Front Street, Greenport, New York; 94 Main Street, Southampton, New York; 2 Bay Street, Sag Harbor, New York; and 1 The Plaza, Montauk, New York. The Bank leases additional space at 184 Old Country Road, Riverhead, New York formerly used as a residential mortgage center. The Bank is currently subletting this space.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK INFORMATION

The Company's common stock is traded on the NASDAQ over the counter bulletin board market under the symbol "BDGE". The following table details the quarterly high and low prices of the Company's common stock and the dividends declared for such periods. In 1999, the Company changed to a quarterly dividend payment policy and quarterly dividends are expected to continue in the future.

At December 31, 1999 the Company had approximately 743 holders of its common stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder. All prices have been adjusted to reflect the 3-for-1 stock split declared in July 1998.

COMMON STOCK INFORMATION

                                            Stock Prices               Dividends
                                         High            Low            Declared
--------------------------------------------------------------------------------
By Quarter 1999
--------------------------------------------------------------------------------
First                                     $24            $19            $   0.10
Second                                    $22            $18            $   0.10
Third                                     $22            $19            $   0.11
Fourth                                    $22            $19            $   0.11

                                            Stock Prices               Dividends
                                         High            Low            Declared
--------------------------------------------------------------------------------
By Quarter 1998
--------------------------------------------------------------------------------
First                                     $24            $14                  --
Second                                    $23            $21            $   0.10
Third                                     $24            $20                  --
Fourth                                    $25            $21            $   0.25

Page -3-

Item 6. Selected Financial Data

Five Year Summary of Operations
(In thousands, except per share data and financial ratios)

Set forth below are selected consolidated financial and other data of the Company. The Company’s business is primarily the business of the Bank. This financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company.

December 31,                                             1999       1998           1997           1996          1995
--------------------------------------------------------------------------------------------------------------------
Selected Financial Data:
Securities available for sale (1)                    $ 84,596   $ 69,443       $ 60,190       $ 57,779      $ 52,689
Securities held to maturity/for investment (1)         13,373      5,052         11,812          6,262         6,425
Loans, net                                            168,899    166,983        137,243        117,643       110,442
Total assets                                          300,044    266,951        233,112        204,614       184,070
Total deposits                                        274,322    241,531        203,697        184,847       166,144
Total stockholders' equity (5)                         23,672     22,232         19,451         16,926        15,420

Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------
Selected Operating Data:
Total interest income (including fee income)         $ 21,056   $ 19,019       $ 17,224       $ 15,501      $ 14,384
Total interest expense                                  6,135      5,978          5,543          5,072         5,258
                                                     ---------------------------------------------------------------
Net interest income                                    14,921     13,041         11,681         10,429         9,126
Provision for loan losses                                 420        425            410            330           268
                                                     ---------------------------------------------------------------
Net interest income after provision
 for loan losses                                       14,501     12,616         11,271         10,099         8,858
Total other income                                      2,669      3,005          4,323(3)       2,422         1,697
Total other expenses                                   10,016      9,637          9,067          7,960         7,024
                                                     ---------------------------------------------------------------
Income before income taxes                              7,154      5,984          6,527(3)       4,561         3,531
Provision for income taxes                              2,387      2,089          2,332          1,555         1,148
                                                     ---------------------------------------------------------------
Net income                                           $  4,767   $  3,895       $  4,195(3)    $  3,006      $  2,383
                                                     ===============================================================

December 31,
--------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios and Other Data:
Return on average equity (2)                            21.00%     19.19%         23.08%(3)      18.84%        16.29%
Return on average assets (2)                             1.59%      1.51%          1.86%(3)       1.51%         1.27%
Equity to assets                                         8.15%      8.00%          8.00%          8.07%         8.20%
Dividend payout ratio                                   37.47%     38.05%         47.00%(3)      32.87%        32.23%
Diluted earnings per share (4)                       $   1.11   $   0.91       $   0.99(3)        --            --
Basic earnings per share (4)                         $   1.12   $   0.92       $   0.99(3)    $   0.70      $   0.55
Cash dividends declared per common share (4)         $   0.42   $   0.35       $   0.47(3)    $   0.23      $   0.18

(1) On November 15,1995, the FASB issued “A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities, Questions and Answers” which resulted in a reclassification of a portion of the held to maturity portfolio to available for sale stated at fair value.

(2) For purposes of these calculations, average stockholders’ equity excludes the effect of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Page -4-

(3) On June 17, 1997, the Bank sold its former headquarters building resulting in a gain, net of taxes, of approximately $829,000. Return on average equity excluding this gain, net of taxes, was 18.52%. Return on average assets excluding this gain, net of taxes, was 1.49%. On December 15, 1997 the Bank declared a one time special dividend of approximately $845,000, or $.20 per share, paying out this gain to the shareholders.

(4) On July 20, 1998, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable August 31, 1998, to stockholders of record as of August 19, 1998. As a result, $14,439,990 was transferred from Undivided Profits and Capital Surplus at August 19, 1998 to reflect the issuance. On April 15, 1997, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable on May 30, 1997 to stockholders of record as of May 1, 1997. As a result, $4,801,000 was transferred from Undivided Profits and Capital Surplus at May 1, 1997 to reflect the issuance. All per share amounts have been adjusted to reflect the effects of these splits.

(5) The equity section of the balance sheet also reflects the decrease in the par value of the Company’s Common Stock from a par value of Five Dollars ($5.00) per share to a par value of One Cent ($0.01) per share. This change was authorized by the Board of Directors and adopted by the Shareholders at the Company’s April 19, 1999 annual meeting. The change was effectuated during the second quarter of 1999 by filing an amendment to the Company’s certificate of incorporation. Such reduction in par value permitted the Company to decrease its stated capital by approximately $21,203,000. Capital surplus increased by approximately $21,203,000, thereby providing the Company with the ability to allow payments of dividends from surplus if deemed advisable or necessary by the Board of Directors. Capital surplus has not been restated for prior periods. It should be realized, however, that as a practical matter the Company would only have the ability to pay out a moderate proportion of the aggregate increase in capital surplus as dividends since there are regulatory restrictions on the payment of dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Bridge Bancorp, Inc. (the Company), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, had minimal results of operations for 1999, 1998 and 1997. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly-owned subsidiary, The Bridgehampton National Bank (the Bank), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits. Interest income on loans and investments is a function of the average balances outstanding and the average rates earned during a period. Interest expense is a function of the average amount of interest bearing deposits and the average rates paid on such deposits during a period. The Bank also generates other income, such as fee income on deposit accounts and income from mortgage banking operations and merchant credit card processing programs. The Bank’s net income is further affected by the level of its other expenses, such as employees salaries and benefits and occupancy costs. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the notes thereto and the other financial information included elsewhere in this filing.

FINANCIAL CONDITION

The assets of the Company totaled $300,044,000 at December 31, 1999, an increase of $33,093,000 or 12.4% from the previous year end. This increase mainly results from an increase in cash and cash equivalents of $5,739,000 or 40.2%, an increase in debt and equity securities of $23,474,000 or 31.5%, and an increase in gross loans of $2,174,000 or 1.3%. The source of funds for the increase in assets was derived from increased deposits of $32,791,000 or 13.6%. Demand deposits increased $9,935,000 or 13.3%. This increase is attributed to growth in deposits affiliated with merchant processing activity and business development efforts. Savings, N.O.W. and money market deposits increased $25,901,000 or 25.1% and certificates of deposit of $100,000 or more increased $5,027,000 or 23.7% over December 31, 1998; however, other time deposits decreased $8,072,000 or 18.8% over December 31, 1998. The increase in time deposits is attributed to increased public fund deposits, the introduction of a new money market product targeted to high balance accounts and aggressive business development efforts in new and existing markets including premium pricing on certain products. The decrease in other time deposits is primarily due to the run off of two year certificates of deposit under $100,000 that were issued during a promotion in 1997.

Total stockholders’ equity was $23,672,000 at December 31, 1999, an increase of 6.5% over December 31, 1998. The increase of $1,440,000 was the result of undistributed net income for the year ended December 31, 1999, of $4,767,000;

Page -5-

plus the proceeds of $214,000 from the exercise of incentive stock options pursuant to the equity incentive plan; plus the tax benefit of $72,000 from the exercise of nonqualified stock options pursuant to the equity incentive plan; less cash dividends declared of $1,786,000; and less the net increase in unrealized depreciation in securities available for sale, net of tax, of $1,827,000. The net increase in unrealized depreciation in securities available for sale is attributable to depreciation due to changes in market conditions. Management has determined such depreciation to be temporary, and does not expect future sales of such securities to result in material losses and thus a material impact on results of operations.

STOCK SPLITS

On July 20, 1998, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable August 31, 1998 to stockholders of record as of August 19, 1998. The stock split increased outstanding common shares from 1,411,599 to 4,234,797. On April 15, 1997, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable May 30, 1997 to stockholders of record as of May 1, 1997. The stock split increased outstanding common shares from 469,333 to 1,407,999. Stockholders’ equity has been restated to give retroactive recognition to the stock splits for all periods presented by reclassifying from undivided profits and capital surplus to common stock the par value of additional shares resulting from the stock splits. In addition, all references in the Consolidated Financial Statements and Notes thereto to number of shares, per share amounts, stock option data and market prices of the common stock have been restated giving retroactive recognition to the stock splits.

CHANGE IN PAR VALUE

The equity section of the consolidated statements of condition also reflects the decrease in the par value of the Company’s Common Stock from a par value of Five Dollars ($5.00) per share to a par value of One Cent ($0.01) per share. This change was authorized by the Board of Directors and adopted by the Shareholders at the Company’s April 19, 1999 annual meeting. The change was effectuated during the second quarter of 1999 by filing an amendment to the Company’s certificate of incorporation. Such reduction in par value permitted the Company to decrease its stated capital by approximately $21,203,000 and increase capital surplus by a like amount, thereby providing the Company with the ability to allow payments of dividends from surplus if deemed advisable or necessary by the Board of Directors. Capital surplus has not been restated for prior periods. It should be realized, however, that as a practical matter the Company would only have the ability to pay out a moderate proportion of the aggregate increase in capital surplus as dividends since there are regulatory restrictions on the payment of dividends. See note 1(k) to the Consolidated Financial Statements for a discussion of dividend restrictions.

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits, and the credit quality of the portfolio. Management’s asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks and to maintain adequate liquidity.

The Company’s Asset/ Liability Committee, comprised of members of senior management and the Board, meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management which are reviewed and approved by the full Board of Directors.

As measured by the Interest Sensitivity Gap Table, the Company’s estimated one year cumulative interest sensitivity gap (the difference between assets and liabilities that reprice or mature within such period) was a negative $17,653,000, or (5.88)% of total assets. A gap is considered negative when interest rate sensitive liabilities maturing or repricing within a specified time period exceed the amount of interest rate sensitive assets repricing or maturing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a specified time frame exceeds the amount of interest rate sensitive liabilities repricing or maturing within that same time period. In a rising rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yields of its assets and thus a decrease in the institution’s net interest income, whereas an institution with a positive gap would generally be expected to experience the opposite results. Conversely, during a period of falling rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The economic environment continually presents uncertainties as to future interest rate trends. The Asset/Liability Committee regularly monitors the cumulative gap position, in addition to utilizing a model that projects net interest income based on increasing or decreasing interest rates, in order to be able to respond to changes in interest rates by adjusting the gap position.

Page -6-

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 1999, which are anticipated by the Bank, using certain assumptions based on historical experience and other data available to management, to reprice or mature in each of the future time periods shown. This table does not necessarily indicate the impact of general interest rate movements on the Bank’s net interest income because actual repricing of various assets and liabilities is subject to customer discretion and competitive and other pressures and, therefore, actual experience may vary from that indicated.

                                                                  Over Three     Over Six     Over One
Year ended                                               Three        Months       Months         Year
December 31, 1999                                        Months      Through      Through      Through         Over
(Dollars in thousands, except financial ratios)         or Less   Six Months     One Year   Five Years   Five Years        Total
--------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Investment in debt and equity securities (1)        $   3,827    $  11,332    $   3,993    $  43,814    $  36,886    $  99,852
  Total loans (2)                                        60,992        5,168       11,024       69,727       23,959      170,870
  Federal funds sold                                      8,000         --           --           --           --          8,000
                                                     ---------------------------------------------------------------------------
   Total Interest Earning Assets                      $  72,819    $  16,500    $  15,017    $ 113,541    $  60,845    $ 278,722

Interest bearing liabilities:
  Savings, N.O.W. and money
    market accounts (3)                               $  68,335    $    --      $    --      $    --      $  60,582    $ 128,917
  Certificates of deposit                                35,612        9,393        8,649        7,359         --         61,013
                                                     ---------------------------------------------------------------------------
    Total Interest Bearing Liabilities                $ 103,947    $   9,393    $   8,649    $   7,359    $  60,582    $ 189,930
                                                     ---------------------------------------------------------------------------
Interest Sensitivity Gap Per Period                   $(31,128)   $   7,107    $   6,368    $ 106,182    $     263    $  88,792
                                                     ---------------------------------------------------------------------------
Cumulative Interest Sensitivity Gap                   $(31,128)   $(24,021)   $(17,653)   $  88,529    $  88,792
                                                     ---------------------------------------------------------------------------
Gap to Total Assets                                      (10.37)%      (8.01)%      (5.88)%      29.51%       29.59%
                                                     ---------------------------------------------------------------------------

(1) Investment in debt and equity securities is shown excluding the fair value depreciation of $1,466,000, before tax, due to the application of SFAS No. 115. Investment in debt and equity securities includes interest earning deposits with banks of $417,000.

(2) For the purpose of this table, nonaccrual loans of approximately $189,000 have been included.

(3) Statement savings, N.O.W. and money market accounts have been included in the “Three Months or Less” category. Passbook savings have been included in the “Over Five Years” category.

Certain shortcomings are inherent in the method of analysis presented. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. The table reflects the estimates of management as to periods to repricing at particular points in time. Among the factors considered, management monitors both current trends and its historical repricing experience with respect to particular or similar products. For example, the Bank has a number of deposit accounts, including passbook savings, N.O.W. accounts and money market accounts which may be withdrawn at any time. The Bank, based on historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so, even if the market interest rates were to change. As a result, different assumptions may be used at different points in time.

Page -7-

MARKET RISK

Significant increases in the level of market interest rates also may adversely affect the fair value of securities and other interest earning assets. At December 31, 1999, $97,969,000 or 100% of the Company’s securities had fixed interest rates. Generally, the value of fixed rate instruments fluctuates inversely with the changes in interest rates. As a result, increases in interest rates could result in decreases in the market value of interest earning assets which could adversely affect the Company’s results of operations if sold or, in the case of interest earning assets classified as available for sale, the Company’s stockholders’ equity if retained. Increases in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can adversely impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans held by the Company may be shortened to the extent increased prepayment activity occurs during such period which, in turn, may result in the investing of funds from such prepayments in lower yielding assets.

The Company’s interest rate sensitivity is monitored by management through the use of a quarterly interest rate risk analysis model which evaluates (i) the potential change in the net interest income over the succeeding four quarter period and (ii) the potential change in the fair market value of the Company, the “Net Economic Value of Equity of the Company,” which would result from an instantaneous and sustained interest rate change of plus or minus 200 basis points, in 100 basis point increments.

At December 31, 1999, net interest income over the succeeding four quarter periods would be affected as follows, given an instantaneous and sustained interest rate change of:

      Change in                                              Potential Change in
 Interest Rates                       Potential            Net Economic Value of
in Basis Points                   Change in Net           Equity as a Percentage
   (RATE SHOCK)                 Interest Income                  of Total Assets
--------------------------------------------------------------------------------
                           $ Change    % Change         $ Change        % Change
                        --------------------------------------------------------
            200         $   937,000       5.83%      $(3,342,000)       (15.16)%
            100         $   470,000       2.93%      $(1,694,000)        (7.68)%
         Static                --          --              --              --
           (100)        $(485,000)     (3.02)%     $ 1,663,000          7.54%
           (200)        $(1,039,000)     (6.47)%     $ 3,290,000         14.92%

As in the case of the gap table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling potential changes in the net interest income and net economic value of equity requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the model presented assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income models and net economic value of equity measurements provide an indication of the Company’s interest rate exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

Page -8-

ANALYSIS OF NET INTEREST INCOME

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Bank’s average consolidated statements of condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. Loan fee income totaled $241,000 in 1999, $322,000 in 1998, and $649,000 in 1997. For purposes of this table, the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No.115.

Twelve months ended December 31,                             1999                          1998                          1997
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                          Average                       Average                       Average
                                      Average              Yield/  Average               Yield/     Average            Yield/
                                      Balance   Interest     Cost  Balance   Interest      Cost     Balance  Interest    Cost
------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (including fee income)       $168,807   $ 15,113     9.0% $156,268   $ 14,461      9.3%    $125,780  $ 12,400    9.9%
  Mortgage backed securities           43,794      2,936     6.7%   29,822      2,030      6.8%      28,395     2,003    7.1%
  Tax exempt investment securities     31,058      1,346     4.3%   26,055      1,177      4.5%      23,790     1,115    4.7%
  Taxable investment securities        13,351        852     6.4%   14,034        916      6.5%      19,736     1,295    6.6%
  Federal funds sold                   12,934        641     5.0%    3,721        202      5.4%       4,787       267    5.6%
  Deposits with banks                   1,955         95     4.9%    2,963        155      5.2%       1,320        73    5.5%
  Other securities                      1,083         73     6.7%    1,083         78      7.2%       1,083        71    6.6%
                                     -----------------------------------------------------------------------------------------
Total interest earning assets        $272,982   $ 21,056     7.7% $233,946   $ 19,019      8.1%    $204,891  $ 17,224    8.4%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits            $122,118   $  2,986     2.4% $ 90,522   $  2,095      2.3%    $ 71,703  $  1,632    2.3%
  Certificates of deposit of $100,000
     or more                           28,493      1,392     4.9%   29,412      1,574      5.4%      28,601     1,560    5.5%
  Other time deposits                  38,823      1,754     4.5%   43,428      2,242      5.2%      42,456     2,230    5.3%
  Federal funds purchased                  44          3     6.8%     --         --        --            20         1    5.0%
  Other borrowings                       --         --       --      1,230         67      5.4%       2,127       120    5.6%
                                     -----------------------------------------------------------------------------------------
Total interest bearing liabilities   $189,478   $  6,135     3.2% $164,592   $  5,978      3.6%    $144,907  $  5,543    3.8%
                                     -----------------------------------------------------------------------------------------
Net interest income/interest
  rate spread                                   $ 14,921     4.5%            $  13,041     4.5%              $ 11,681    4.6%
                                                --------     ---             ---------     ---               --------    ---
Net earning assets/net yield on
  average interest earnings assets   $ 83,504                5.5%$  69,354                 5.6%    $ 59,984              5.7%
                                     --------                --- ---------                 ---     --------              ---
Ratio of interest earning assets to
  interest bearing liabilities                             144.1%                        142.1%                        141.4%
                                                           -----                         -----                         -----

Page -9-

RATE/VOLUME ANALYSIS

Net interest income can also be analyzed in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) the net changes. For purposes of this table, changes which are not due solely to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other.

Year Ended December 31,                                       1999 Over 1998                       1998 Over 1997
(In thousands)                                     Changes Due To                          Changes Due To
-----------------------------------------------------------------------------------------------------------------------
                                                  Volume      Rate     Net Change        Volume      Rate    Net Change
Interest income on interest
   earning assets:

Loans (including loan fee income)                 $1,134     $(482)      $  652          $2,858     $(797)      $2,061
Mortgage-backed securities                           937       (31)         906              99       (72)          27
Tax exempt investment securities                     219       (50)         169             103       (41)          62
Taxable investment securities                        (44)      (20)         (64)           (372)       (7)        (379)
Federal funds sold                                   458       (19)         439             (58)       (7)         (65)
Deposits with banks                                  (50)      (10)         (60)             98       (16)          82
Other securities                                      --        (5)          (5)             --         7            7
                                                  --------------------------------------------------------------------
   Total interest earning assets                  $2,654     $(617)      $2,037          $2,728     $(933)      $1,795
                                                  --------------------------------------------------------------------
Interest expense on interest
   bearing liabilities:

Savings, N.O.W. and money market deposits            767       124          891             435        28          463
Certificates of deposits of $100,000 or more         (48)     (134)        (182)             43       (29)          14
Other time deposits                                 (224)     (264)        (488)             50       (38)          12
Federal funds purchased                                3        --            3              (1)       --           (1)
Other borrowings                                     (67)       --          (67)            (49)       (4)         (53)
                                                  --------------------------------------------------------------------
   Total interest bearing liabilities             $  431     $(274)      $  157          $  478     $ (43)      $  435
                                                  --------------------------------------------------------------------
Net interest income                               $2,223     $(343)      $1,880          $2,250     $(890)      $1,360
                                                  ====================================================================

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

General.
Net income for 1999 totaled $4,767,000, or $1.11 per share, as compared to net income of $3,895,000 or $.91 per share for the year ended December 31, 1998. Net income for 1999 increased $872,000 or 22.4%, over 1998. Highlights include: (i) a $1,880,000 or 14.4% increase in net interest income; (ii) a $336,000 or 11.2% decrease in total other income; and (iii) a $379,000 or 3.9% increase in total other expenses over the same period in 1998. The provision for income taxes increased $298,000 or 14.3%.

Net Interest Income.
Net interest income increased from $13,041,000 in 1998 to $14,921,000 in 1999. The increase of 14.4% reflects an increase in average interest earning assets from $233,946,000 in 1998 to $272,982,000 or 16.7% in 1999. Average interest bearing liabilities increased from $164,592,000 in 1998 to $189,478,000 or 15.1% in 1999.The net yield on average earning assets for 1999 decreased to 5.5% from 5.6% for 1998.

Interest Income.
Total interest income (including loan fee income of $241,000 in 1999 and $322,000 in 1998) increased from $19,019,000 in 1998 to $21,056,000 in 1999, an increase of 10.7%. The yield on average interest earning assets for 1999 decreased to 7.7% from 8.1% for 1998.

Page -10-

Interest income on loans (including fee income) increased $652,000 during 1999 the result of an increase in average loans of 8.0% from $156,268,000 in 1998 to $168,807,000 in 1999. The yield on average loans for 1999 decreased to 9.0% from 9.3% for 1998. The decrease in loan fee income is attributed to a decrease in the volume of residential mortgages sold into the secondary market.

Interest on investment in debt and equity securities increased $1,006,000 or 24.0% over 1998. The increase resulted from an increase in average investment in debt and equity securities from $70,994,000 in 1998 to $89,286,000 in 1999. The average yield on debt and equity securities decreased from 5.9% in 1998 to 5.8% in 1999.

Interest Expense.
Interest expense increased $157,000 to $6,135,000 in 1999 from $5,978,000 in 1998. The increase of 2.6% in interest expense was caused by an increase in average interest bearing liabilities of 15.1% from $164,592,000 in 1998 to $189,478,000 in 1999. The cost of average interest bearing liabilities decreased to 3.2% during 1999 from 3.6% in 1998.

Provision for Loan Losses.
The provision for loan losses decreased $5,000 in 1999 to $420,000. The allowance for loan losses increased to $1,971,000 at December 31, 1999 as compared with $ 1,713,000 at December 31, 1998. As a percentage of loans, the allowance was 1.15% at December 31, 1999 in comparison to 1.02% at December 31, 1998.

Loans of approximately $4,810,000 at December 31, 1999, were classified as potential problem loans. These are loans for which management has information which indicated that the borrower may not be able to comply with the present payment terms. These loans are subject to constant management attention and their classification is reviewed on at least a quarterly basis.

The adequacy of the allowance for loan losses is determined based on management’s detailed analysis of classified loans, input from the Bank’s outside loan review consultants, past loss experience, current economic conditions, delinquency trends and other pertinent factors. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments from the information available to them at the time of their examination.

Other Income.
Other income decreased by $336,000 or 11.2% to $2,669,000 in 1999 compared to $3,005,000 in 1998. Service charges on deposit accounts for the year ended December 31, 1999 totaled $980,000, an increase of $141,000 or 16.8% over 1998. This increase primarily resulted from the Bank increasing fees charged on certain deposit accounts during the second quarter of 1999. Net gains on securities were $1,000 in 1999 compared to $47,000 in 1998. These gains resulted primarily from sales of securities in accordance with the Bank’s investment strategies. Fees for other customer services for the year ended December 31, 1999 totaled $1,033,000 an increase of $94,000 or 10.0% over 1998. The increase is due to an increase in merchant processing fees resulting from a change in the pricing structure made in the second quarter and an increase in the volume of merchant sales during 1999. The increase was partially offset by a decrease in fees collected on residential mortgage loans of $155,000 or 45.2% to $188,000 in 1999 compared to $343,000 in 1998.

Other operating income for the year ended December 31, 1999 totaled $655,000, a decrease of $525,000 or 44.5% over the last year. The decrease primarily resulted from a decrease in income from the gain on the sale of mortgages of $521,000 or 57.4% to $386,000 in 1999 compared to $907,000 in 1998. Increased competition within the Bank’s market has decreased the return on residential mortgages; therefore the Bank decided to focus less attention on these products. While revenue from mortgage banking operations was down, corresponding expense reductions partially offset such decline.

Other Expenses.
Other expenses increased by $379,000 or 3.9% to $10,016,000 in 1999 from $9,637,000 in 1998. The components of this change included an increase in furniture and fixture expense of $89,000 or 12.8%; an increase in salaries and employee benefits of $61,000 or 1.3% which was in part due to a reduction in the mortgage banking operations; and an increase in other operating expenses of $216,000 or 6.4%. Increased furniture and fixture expense primarily resulted from increased depreciation expenses relative to equipment upgrades in preparation for Year 2000 readiness. The increase in other operating expenses is primarily attributed to increased consulting and legal fees relative to the formation of a subsidiary in the second quarter of 1999. It is the Bank’s intention to operate this subsidiary as a Real Estate Investment Trust.

Page -11-

Provision for Income Taxes.
The provision for income taxes increased to $2,387,000 for 1999 from $2,089,000 for 1998. This increase was due to income before income taxes increasing from $5,984,000 in 1998 to $7,154,000 in 1999. The effective tax rate for the year ended December 31, 1999 was 33% as compared to the prior year rate of 35%. This reduction is primarily due to the implementation of the Bank’s tax planning strategies.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

General.
Net income for 1998 totaled $3,895,000, or $.91 per share, as compared to net income of $4,195,000 or $.99 per share for the year ended December 31, 1997. Net income increased 15.7%, compared to $3,366,000 or $.79 per share in 1997, excluding the gain on the sale of the Bank’s former headquarters building totaling $829,000 net of applicable taxes of $575,000. Highlights include: (i) a $1,360,000 or 11.6% increase in net interest income; (ii) a $1,318,000 or 30.5% decrease in total other income; and (iii) a $570,000 or 6.3% increase in total other expenses over the same period in 1997. The provision for income taxes decreased $243,000 or 10.4%.

Net Interest Income.
Net interest income increased from $11,681,000 in 1997 to $13,041,000 in 1998. The increase of 11.6% reflects an increase in average earning assets from $204,891,000 in 1997 to $233,946,000 or 14.2% in 1998. The net yield on average earning assets for 1998 decreased to 5.6% from 5.7% for 1997.

Interest Income.
Total interest income (including loan fee income of $322,000 in 1998 and $649,000 in 1997) increased from $17,224,000 in 1997 to $19,019,000 in 1998, an increase of 10.4%. The yield on average interest earning assets for 1998 decreased to 8.1% from 8.4% for 1997.

Interest income on loans (including fee income) increased $2,061,000 during 1998 the result of an increase in average loans of 24.2% from $125,780,000 in 1997 to $156,268,000 in 1998. The yield on average loans for 1998 decreased to 9.3% from 9.9% for 1997.

Interest on investment in debt and equity securities decreased $283,000 or 6.7%. The decrease resulted from a decrease in average investment in debt and equity securities from $73,004,000 in 1997 to $70,994,000 in 1998. In addition, the average yield on debt and equity securities decreased from 6.1% in 1997 to 5.9% in 1998.

Interest Expense.
Interest expense increased $435,000 to $5,978,000 in 1998 from $5,543,000 in 1997. The increase in interest expense was caused by an increase in average interest bearing liabilities of 13.6% from $144,907,000 in 1997 to $164,592,000 in 1998. The cost of average interest bearing liabilities decreased to 3.6% from 3.8% during 1998.

Provision for Loan Losses.
The provision for loan losses increased $15,000 in 1998 to $425,000. The allowance for loan losses increased to $1,713,000 at December 31, 1998 as compared with $ 1,393,000 at December 31, 1997. As a percentage of loans, the allowance was 1.02% at December 31, 1998 in comparison to 1.01% at December 31, 1997. A specific reserve was established in the third quarter of the year primarily as a result of one loan relationship becoming nonperforming.

The allowance as a percentage of nonperforming loans (including loans past due 90 days or more and still accruing) was 141.3% at December 31, 1998 compared to 142.6% at December 31, 1997. The allowance reflects management’s evaluation of classified loans, charge-off trends, concentrations of credit and other pertinent factors. It also reflects input from the Bank’s outside loan review consultants. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions.

Other Income.
Other income decreased by $1,318,000 or 30.5% to $3,005,000 in 1998 compared to $4,323,000 in 1997. Other income increased $87,000 or 29.8% in 1998, excluding the gain on the sale of the Bank’s former headquarters building totaling $1,405,000. Income from mortgage banking activities for 1998 totaled $1,306,000, an increase of $81,000 or 6.6% over 1997. The Bank’s practice is to originate and sell these mortgages in the secondary market. During 1998 the Bank reorganized mortgage banking operations into their headquarters building. The Bank expects to continue to penetrate the mortgage market, taking advantage of the low interest rate environment fueling the refinance and construction loan market. Net gains on securities were $47,000 in 1998 compared to $106,000 in

Page -12-

1997. Other operating income for the year ended December 31, 1998 totaled $813,000, an increase of $31,000 or 4.0% over the last year. This change primarily results from a decrease in merchant processing fees resulting from increased interchange costs that took effect in Spring 1998 partially offset by increased fee income including new surcharges imposed on non-bank customers’ transactions at automatic teller machines.

Other Expenses.
Other expenses increased by $570,000 or 6.3% to $9,637,000 in 1998 from $9,067,000 in 1997. The components of this change included an increase in salaries and employee benefits of $175,000 or 3.8%; an increase in furniture and fixture expense of $122,000 or 21.2%; and an increase in other operating expenses of $243,000 or 7.7%. Increases in salaries and benefits in the current year, partially attributed to increased staffing primarily at the new Southampton Village branch opened in the fall of 1997, were partially offset by reduction of staff in mortgage banking operations. Increased furniture and fixture expense primarily results from increased depreciation expenses relative to equipment upgrades in preparation for Year 2000 readiness. The increase in other operating expenses primarily results from increased personnel education costs from the development of training programs; increased advertising and promotion expenses; increased data and item processing expenses to an out source provider; and increased telephone costs attributable to improved data communication lines between the Bank headquarters and the remote branches. These expenses were partially offset by savings relative to servicing certain consumer loans in house thereby eliminating an outside servicer.

Provision for Income Taxes.
The provision for income taxes decreased to $2,089,000 for 1998 from $2,332,000 for 1997. This decrease was due to income before income taxes decreasing from $6,527,000 in 1997 to $5,984,000 in 1998. The decrease also reflects the decrease in the effective tax rate to 35% in 1998 from 36% in 1997. The decrease in the effective tax rate resulted from a slight decline in the effective state tax rate, net of the federal income tax benefit.

LIQUIDITY

The objective of liquidity management is to ensure the availability of sufficient resources to meet all financial commitments. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions (see note 1k to the Consolidated Financial Statements), dividends from the Bank to the Company at December 31, 1999 were limited to $7,620,000 which represents the Bank’s 1999 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders. In the event the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Company’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Company’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loan to capital ratios. At December 31, 1999, the Company had aggregate lines of credit of $20,000,000 with correspondent banks to provide short term credit for liquidity requirements. The Company also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against its unencumbered residential mortgages owned by the Bank. At December 31, 1999, the Company had no such borrowings outstanding.

The Company’s liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes the Company has sufficient liquidity to meet its operating requirements.

CAPITAL RESOURCES

As a result of undistributed net income, plus the change in net unrealized depreciation in securities available for sale, net of tax, and the issuance of common stock pursuant to the equity incentive plan, the Company’s stockholders’ equity increased to $23,672,000 at December 31, 1999 from $22,232,000 at December 31, 1998. The ratio of stockholders’ equity to total assets decreased to 7.89% at year end 1999 from 8.33% at year end 1998.

Page -13-

The loan commitments outstanding as of December 31, 1999 totaled approximately $50,880,000. The funding of such commitments is derived from the primary sources of liquidity stated previously. See note 9b to the Consolidated Financial Statements for a discussion of loan commitments.

The Company exceeds the risk-based capital adequacy ratio levels required by the regulatory agencies. Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required levels which will be more than adequate to meet the growth of the Bank or any higher ratios required by the discretionary authority of the regulators. The Company is prepared to issue additional common stock should the need arise.

The Company had return on average equity of 21.00%, 19.19%, and 23.08% and return on average assets of 1.59%, 1.51%, and 1.86% for the years ended December 31, 1999, 1998 and 1997, respectively. Return on average equity and return on average assets in 1997 before the gain on the sale of assets, chiefly the former headquarters, were 18.52% and 1.49%, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require the measurements of financial position and operating results in historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company’s operations. Unlike industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods or services.

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of a derivative and the resulting designation.

In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This pronouncement delayed the effective date of the provisions of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management is in the process of determining the impact, if any, the implementation of SFAS No. 133 and 137 will have on the Company's statements of income and condition.

IMPACT OF THE YEAR 2000 ISSUE

To date no significant issues have arisen regarding the Bank’s transition into the new millennium. Upgrades of its branch and back office systems to better serve its customers and improve the efficiency of its operations were accelerated in 1999 as a result of the Year 2000 issue. The total cost of these upgrades approximated $350,000.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

In addition to historical information, this filing includes certain forward-looking statements based on current management expectations. The Bank’s actual results could differ materially from those management expectations contemplated by the forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality and composition of the Bank’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Bank’s operations, markets, products, services and prices. In addition, the Bank assumes no duty to update forward-looking statements.

Page -14-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)

                                                                     December 31, December 31,
                                                                            1999         1998
----------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                 $  11,604   $  10,881
Interest earning deposits with banks                                          417         251
Federal funds sold                                                          8,000       3,150
                                                                        ----------  ----------
       Total cash and cash equivalents                                     20,021      14,282
Investment in debt and equity securities, net:
   Securities available for sale, at fair value                            84,596      69,443
   Securities held to maturity (fair value of $13,361
   and $5,067 respectively)                                                13,373       5,052
                                                                        ----------  ----------
       Total investment in debt and equity securities, net                 97,969      74,495
Loans                                                                     170,870     168,696
Less:
  Allowance for loan losses                                                (1,971)     (1,713)
                                                                        ----------  ----------
       Loans, net                                                         168,899     166,983
Banking premises and equipment, net                                         8,466       8,583
Accrued interest receivable                                                 1,857       1,525
Other assets                                                                2,832       1,083
                                                                        ----------  ----------
Total Assets                                                            $ 300,044   $ 266,951
                                                                        ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                         $  84,392   $  74,457
Savings, N.O.W. and money market deposits                                 128,917     103,016
Certificates of deposit of $100,000 or more                                26,204      21,177
Other time deposits                                                        34,809      42,881
                                                                        ----------  ----------
        Total deposits                                                    274,322     241,531
Accrued interest on depositors' accounts                                      761       1,439
Other liabilities and accrued expenses                                      1,289       1,749
                                                                        ----------  ----------
     Total Liabilities                                                    276,372     244,719
                                                                        ----------  ----------
Stockholders' equity:
  Common stock, par value $.01 per share and $5.00 per share, respectively:
   Authorized: 20,000,000 shares; issued and outstanding
   4,257,597 at 12/31/99 and 4,234,797 shares at 12/31/98                      43      21,660
Surplus                                                                    21,261          51
Undivided profits                                                           3,233         180
 Less:  Treasury Stock at cost, 97,200 shares                                --          (621)
                                                                        ----------  ----------
                                                                           24,537      21,270
  Accumulated other comprehensive (loss)income, net of taxes                 (865)        962
                                                                        ----------  ----------
     Total Stockholders' Equity                                            23,672      22,232
  Commitments and contingencies (Note 9)
                                                                        ----------  ----------
Total Liabilities and Stockholders' Equity                              $ 300,044   $ 266,951
                                                                        ==========  ==========

See the accompanying notes to the Consolidated Financial Statements. All per share amounts have been adjusted to reflect the effects of the 1998 stock split.

Page -15-

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

Year Ended December 31,                               1999        1998        1997
----------------------------------------------------------------------------------
Interest income:
  Loans (including fee income)                     $15,113     $14,461     $12,400
  Mortgage-backed securities                         2,936       2,030       2,003
  State and municipal obligations                    1,346       1,177       1,115
  U.S. Treasury and government agency securities       852         916       1,295
  Federal funds sold                                   641         202         267
  Other securities                                      73          78         144
  Deposits with banks                                   95         155         --
                                                   -------------------------------
    Total interest income                           21,056      19,019      17,224
                                                   -------------------------------
Interest expense:
  Savings, N.O.W. and money market deposits          2,986       2,095       1,632
  Certificates of deposit of $100,000 or more        1,392       1,574       1,560
  Other time deposits                                1,754       2,242       2,230
  Other borrowed money                                   3          67         121
                                                   -------------------------------
    Total interest expense                           6,135       5,978       5,543
                                                   -------------------------------
Net interest income                                 14,921      13,041      11,681
Provision for loan losses                              420         425         410
                                                   -------------------------------
Net interest income after provision for
  loan losses                                       14,501      12,616      11,271
                                                   -------------------------------
Other income:
  Service charges on deposit accounts                  980         839         805
  Gain on sale of building                             --          --        1,405
  Net securities gains                                   1          47         106
  Fees for other customer services                   1,033         939       1,054
  Other operating income                               655       1,180         953
                                                   -------------------------------
    Total other income                               2,669       3,005       4,323
                                                   -------------------------------
Other expenses:
  Salaries and employee benefits                     4,862       4,801       4,626
  Net occupancy expense                                750         737         707
  Furniture and fixture expense                        787         698         576
  Other operating expenses                           3,617       3,401       3,158
                                                   -------------------------------
    Total other expenses                            10,016       9,637       9,067
                                                   -------------------------------
Income before provision for income taxes             7,154       5,984       6,527
Provision for income taxes                           2,387       2,089       2,332
                                                   -------------------------------
Net income                                         $ 4,767     $ 3,895     $ 4,195
                                                   ===============================
Basic earnings per share                           $  1.12     $  0.92     $  0.99
                                                   ===============================
Diluted earnings per share                         $  1.11     $  0.91     $  0.99
                                                   ===============================

See accompanying notes to the Consolidated Financial Statements. All per share amounts have been adjusted to reflect the effects of the splits.

Page -16-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
                                                                                                                 Accumulated
                                                                                                                    Other
                                                         Common Stock          Comprehensive Undivided Treasury Comprehensive
                                                       Shares  Amount  Surplus      Income   profits    Stock      Income     Total
                                                    -------------------------------------------------------------------------------

                                                    ===============================================================================
Balance at December 31, 1996                          469,200 $ 2,400  $   600          --   $14,087    $(621)     $  460   $16,926
Net income                                                 --      --       --      $4,195     4,195       --                 4,195
Issuance of restricted common stock                       133       1        7                                                    8
Effect of stock split (in the form of a
stock dividend)                                       938,666   4,801       --                (4,801)                            --
Cash dividends declared, $.47 per share                                                       (1,972)                        (1,972)
Net change in unrealized appreciation in
securities available for sale, net of tax (1)              --      --       --         294        --       --         294       294
                                                                                    ------
Comprehensive Income                                       --      --       --      $4,489        --       --          --
                                                    --------------------------------======-----------------------------------------
Balance at December 31, 1997                        1,407,999   7,202      607                11,509     (621)        754    19,451
                                                    ================================      =========================================
Net income                                                 --      --       --      $3,895     3,895       --          --     3,895
Exercise of stock options                               3,600      18      142                                                  160
Effect of stock split (in the form of a
stock dividend)                                     2,823,198  14,440     (698)              (13,742)                            --
Cash dividends declared, $.35 per share                                                       (1,482)                        (1,482)
Net change in unrealized appreciation in
securities available for sale, net of tax (1)              --      --       --         208        --       --         208       208
                                                                                    ------
Comprehensive Income                                       --      --       --      $4,103        --       --          --
                                                    --------------------------------======-----------------------------------------
Balance at December 31, 1998                        4,234,797  21,660       51                   180     (621)        962    22,232
                                                    ================================      =========================================
Net income                                                 --      --       --      $4,767     4,767       --          --     4,767
Exercise of stock options                              22,800      72      142                    72                            286
Retirement of Treasury Stock                               --    (486)    (135)                           621                    --
Reduction in Par Value from $5.00 to $.01                  -- (21,203)  21,203                                                   --
Cash dividends declared, $.42 per share                                                       (1,786)                        (1,786)
Net change in unrealized (depreciation)appreciation
 in securities available for sale, net of tax (1)      --      --       --          (1,827)       --       --      (1,827)   (1,827)
                                                                                    ------
Comprehensive Income                                   --      --       --          $2,940        --       --          --        --
                                                    --------------------------------======-----------------------------------------
Balance at December 31, 1999                        4,257,597 $    43  $21,261               $ 3,233    $  --      $ (865)  $23,672
                                                    ================================      =========================================

(1) Disclosure of reclassification amount:
December 31,                                            1999      1998      1997
--------------------------------------------------------------------------------
Comprehensive Income Items
Unrealized gain/(loss) arising during the period     $(1,826)     $236      $356
   Less: reclassification adjustment for
   gains included in income                               (1)      (28)      (62)
                                                     ---------------------------
Net unrealized (depreciation)appreciation            $(1,827)     $208      $294

See accompanying notes to the Consolidated Financial Statements.

Page -17-

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,                                                1999          1998          1997
-------------------------------------------------------------------------------------------------------
(In thousands)
Operating activities:
  Net Income                                                       $  4,767      $  3,895      $  4,195
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                         420           425           410
      Depreciation and amortization                                     756           698           564
      Accretion of discounts                                           (104)          (85)          (64)
      Amortization of premiums                                          170           143           126
      Gain on the sale of assets                                        --             (1)       (1,405)
      Net securities gains                                               (1)          (47)         (106)
      (Increase) in accrued interest receivable                        (332)          (65)         (117)
      Benefit for deferred income taxes                                (135)         (144)          (60)
      (Increase) decrease in other assets                              (437)         (233)          348
      (Decrease) increase in accrued and other liabilities             (456)          289          (411)
                                                                   ------------------------------------
Net cash provided by operating activites                              4,648         4,875         3,480
                                                                   ------------------------------------
Investing activities:
  Purchases of securities available for sale                        (54,371)      (21,955)      (32,464)
  Purchases of securities held to maturity                          (12,290)       (3,969)      (10,729)
  Proceeds from sales of securities available for sale               25,100         2,052        24,239
  Proceeds from maturing securities available for sale                  125         2,870         2,060
  Proceeds from maturing securities held to maturity                  3,969        10,729         5,179
  Proceeds from principal payments on mortgage-backed securities     10,833         8,118         4,297
  Proceeds from sale of building                                        --            --          1,554
  Net (increase) in loans                                            (2,336)      (30,165)      (20,010)
  Purchases of banking premises and equipment, net of retirements      (639)         (553)       (2,668)
                                                                   ------------------------------------
Net cash used by investing activities                               (29,609)      (32,873)      (28,542)
                                                                   ------------------------------------
Financing activities:
  Net increase in deposits                                           32,791        37,834        18,850
  (Decrease) increase in other borrowings                               --         (6,500)        6,500
  Net proceeds from issuance of restricted common stock
         issued pursuant to equity incentive plan                       --            --              8
  Net proceeds from exercise of Stock options
         issued pursuant to equity incentive plan                       286           160           --
  Cash dividends paid                                                (2,377)       (2,043)       (1,032)
                                                                   ------------------------------------
Net cash provided by financing activities                            30,700        29,451        24,326
                                                                   ------------------------------------
Increase(decrease) in cash and cash equivalents                       5,739         1,453          (736)
Cash and cash equivalents beginning of period                        14,282        12,829        13,565
                                                                   ------------------------------------
Cash and cash equivalents end of period                            $ 20,021      $ 14,282      $ 12,829
                                                                   ====================================
Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                       $  6,813      $  5,783      $  5,835
    Income taxes                                                   $  2,606      $  2,149      $  2,493
 Noncash investing and financing activities:
    Dividends declared and unpaid                                  $    468      $  1,059      $  1,620

See accompanying notes to the Consolidated Financial Statements.

Page -18-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       December 31, 1999, 1998 and 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bridge Bancorp, Inc. (the Company) is chartered by the State of New York as a one bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The accounting and reporting policies of the Bank conform to generally accepted accounting principles and to general practices within the financial institution industry. The following is a description of the more significant accounting policies that the Company follows in preparing its Consolidated Financial Statements.

a) Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements are prepared on the accrual basis of accounting and include the accounts of the Company and its wholly-owned subsidiary, the Bank. All material intercompany transactions and balances have been eliminated.

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of each consolidated statement of condition and the related consolidated statement of income for the year then ended. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

b) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold which mature overnight.

c) Investment in Debt and Equity Securities

The Company follows Statement of Financial Accounting Standard (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, the Company is required to report readily-marketable equity and debt securities in one of the following categories: (i) “held-to-maturity” (management has a positive intent and ability to hold to maturity) which are to be reported at amortized cost; (ii) “trading” (held for current resale) which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) “available for sale” (all other debt and marketable equity securities) which are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of stockholders’ equity.

Included in investment securities are mortgage-backed securities that represent participating interests in pools of long term mortgage loans originated and serviced by the issuers of the securities and real estate mortgage investment conduit (REMIC) certificates which represent beneficial interests in a pool of mortgage-backed securities held in a trust. These securities are carried at fair value.

Premiums and discounts on investment in debt and equity securities are amortized to expense and accreted to income over the estimated life of the respective securities using a method which approximates the level yield method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method.

d) Loans and Loan Interest Income Recognition

Loans are stated at the principal amount outstanding, net of unearned income. Interest on loans is credited to income based on the principal outstanding during the period. Loans that are 90 days past due are placed on a nonaccrual basis. Exceptions to this policy are loans that are fully and adequately secured and are in the process of collection.

Mortgage loans held for sale are carried at the lower of cost or estimated market value, determined on an aggregate basis. Mortgage loans are primarily sold with the servicing released. Any retained servicing rights are packaged and sold periodically.

Page -19-

All of the Bank’s nonaccruing loans are considered impaired under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” In accordance with SFAS No. 114, a valuation allowance is established on impaired loans to reflect the difference, if any, between face amount of the loan and the present value of expected future cash flow discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral.

During 1998, the Bank began deferring nonrefundable loan origination fees and amortizing these fees as yield adjustments over the life of the related loans. In prior years loan origination costs and commitment fees were recorded as income when received.

In 1999, the Bank began deferring the direct costs of loan origination and amortizing these costs as yield adjustments over the life of the related loans. In prior years direct loan costs were expensed as incurred. The effect of these changes in accounting treatment were not considered material.

e) Allowance for Loan Losses

The adequacy of the allowance for loan losses is determined based on management’s detailed analysis of classified loans, input from the Bank’s outside loan review consultants, past loss experience, current economic conditions, delinquency trends and other pertinent factors. The reserves are reviewed on a quarterly basis to determine if any adjustments are necessary. The information reviewed also includes past due trends, charge-off trends, and concentrations of credit. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio, management believes the allowance for possible loan losses is adequate.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

f) Banking Premises and Equipment

Banking premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on banking premises and equipment is computed on the straight-line method over the estimated useful lives of the assets (50 years for buildings and 2 to 10 years for furniture and fixtures). Leasehold improvements are amortized on a straight-line method over the terms of the related leases.

g) Other Real Estate Owned

Other real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure and is recorded at the lower of the net unpaid principal balance at the foreclosure date plus acquisition costs or fair value. Subsequent valuation adjustments are made if fair value less estimated costs to sell the property falls below the carrying amount.

h) Income Taxes

The Company follows SFAS No. 109, which requires an asset and liability approach for accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Under SFAS No. 109, deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position, as currently supported by the facts and circumstances, that no valuation allowance is necessary against any of the Company’s deferred tax assets.

i) Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. During 1999 all of the outstanding treasury stock has been retired.

Page -20-

j) Earnings Per Share

For the year ended December 31, 1999, 1998 and 1997, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share calculation were 4,277,079, 4,270,991 and 4,234,866, respectively. For the year ended December 31, 1999, 1998 and 1997, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,250,823, 4,229,307 and 4,223,703, respectively. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive stock options.

k) Dividends

Cash available for dividend distribution to shareholders of the Company must initially come from dividends paid by the Bank to the Company. The approval of the Regional Administrator of National Banks is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. The Bank had approximately $7,620,000 available as of December 31, 1999 which may be paid to the Company as a dividend.

l) Stock Splits

On July 20, 1998, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable August 31, 1998 to stockholders of record as of August 19, 1998. The stock split increased outstanding common shares from 1,411,599 to 4,234,797. On April 15, 1997, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable May 30, 1997 to stockholders of record as of May 1, 1997. The stock split increased outstanding common shares from 469,333 to 1,407,999. Stockholders’ equity has been reclassified to give retroactive recognition to the stock splits for all periods presented by reclassifying from undivided profits and capital surplus to common stock the par value of additional shares resulting from the stock splits. In addition, all references in the Consolidated Financial Statements and Notes thereto to number of shares, per share amounts, stock option data and market prices of the common stock have been restated giving retroactive recognition to the stock splits.

m) Change in Par Value

The equity section of the consolidated statements of condition also reflects the decrease in the par value of the Company’s Common Stock from a par value of Five Dollars ($5.00) per share to a par value of One Cent ($0.01) per share. This change was authorized by the Board of Directors and adopted by the Shareholders at the Company’s April 19, 1999 annual meeting. The change was effectuated during the second quarter of 1999 by filing an amendment to the Company’s certificate of incorporation. Such reduction in par value permitted the Company to decrease its stated capital by approximately $21,203,000. Capital surplus increased by approximately $21,203,000, thereby providing the Company with the ability to allow payments of dividends from surplus if deemed advisable or necessary by the Board of Directors. Capital surplus has not been restated for prior periods. It should be realized, however, that as a practical matter the Company would only have the ability to pay out a moderate proportion of the aggregate increase in capital surplus as dividends since there are regulatory restrictions on the payment of dividends.

n) Report of Independent Public Accountants

The notes to the Consolidated Financial Statements include selected information as of December 31, 1997, 1996, and 1995 and for the years ended December 31, 1997 and 1996. Such information is not covered by the Report of Independent Public Accountants.

o) Stock Based Compensation Plans

SFAS No. 123 “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company continues to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Page -21-

p) Comprehensive Income

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

q) New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of a derivative and the resulting designation.

In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This pronouncement delayed the effective date of the provisions of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management is in the process of determining the impact, if any, the implementation of SFAS No. 133 and 137 will have on their statements of income and condition.

2. INVESTMENT IN DEBT AND EQUITY SECURITIES

A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities is as follows:

December 31,                                                 1999                              1998                             1997
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                            Gross    Gross    Esti-            Gross   Gross    Esti-           Gross    Gross   Esti-
                                   Amor- Unreal- Unreal-    mated    Amor- Unreal- Unreal-    mated    Amor- Unreal- Unreal-   mated
                                   tized    ized    ized     Fair    tized    ized    ized     Fair    tized    ized    ized    Fair
                                    Cost   Gains  Losses    Value     Cost   Gains  Losses    Value     Cost   Gains  Losses   Value
                                 ---------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury securities       $ 8,078    $ 33      --  $ 8,111  $12,065  $  484      --  $12,549  $14,084  $  325      -- $14,409
  Oblig. of U.S. Government
   agencies                        4,984      --     (72)   4,912       --      --      --       --       --      --      --      --
  Oblig. of NY State & pol.subs   28,489      72    (447)  28,114   21,395     627      --   22,022   18,636     427      --  19,063
  Mortgage-backed securities      44,511      16  (1,068)  43,459   34,354     533     (15)  34,872   26,190     528      --  26,718
                                 ---------------------------------------------------------------------------------------------------
    Total available for sale     $86,062    $121 $(1,587) $84,596  $67,814  $1,644    $(15) $69,443  $58,910  $1,280      -- $60,190
                                 ---------------------------------------------------------------------------------------------------
Held to maturity:
  Oblig. of NY State & pol.subs  $12,290    $  4 $   (16) $12,278  $ 3,969  $   15      --  $ 3,984  $10,729  $   11      -- $10,740

Nonmarketable Equity securities:

  Federal Reserve Bank Stock     $    36      --      --  $    36  $    36      --      --  $    36  $    36      --      -- $    36
  Federal Home Loan Bank Stock     1,047      --      --    1,047    1,047      --      --    1,047    1,047      --      --   1,047
                                 ---------------------------------------------------------------------------------------------------
    Total held to maturity       $13,373    $  4 $   (16) $13,361  $ 5,052  $   15      --  $ 5,067  $11,812  $   11      -- $11,823
                                 ---------------------------------------------------------------------------------------------------
Total debt and equity securities $99,435    $125 $(1,603) $97,957  $72,866  $1,659    $(15) $74,510  $70,722  $1,291      -- $72,013
                                 ===================================================================================================

Page -22-

The following table sets forth the book value, maturities and approximated weighted average yield (based on the estimated annual income divided by the average book value) at December 31,1999. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax- exempt obligations have not been computed on a tax-equivalent basis.

                                                                 Principal Maturing
                                ----------------------------------------------------------------------------------------------------
                                        Within      After One But     After Five But            After          No Stated
                                      One Year  Within Five Years   Within Ten Years         Ten Years          Maturity
                                ----------------------------------------------------------------------------------------------------
(In thousands)                  Amount   Yield      Amount  Yield      Amount  Yield     Amount  Yield     Amount  Yield       Total
------------------------------------------------------------------------------------------------------------------------------------
Available for sale:
U.S.Treasury securities        $    --      --     $ 8,078   6.45%         --     --         --     --        --      --     $ 8,078
U.S.Agency securities               --      --       4,984   6.13%         --     --         --     --        --      --       4,984
Mortgage-backed securities          --      --          --     --          --     --    $44,512   6.95%       --      --      44,512
Oblig.of state and pol.subs      1,089    5.00%     15,251   4.70%    $12,148   4.33%        --     --        --      --      28,488
                               -----------------------------------------------------------------------------------------------------
Total available for sale       $ 1,089    5.00%    $28,313   5.45%    $12,148   4.33%   $44,512   6.95%       --      --     $86,062

Held to maturity:
Oblig.of state and pol.subs    $12,290    3.63%         --     --          --     --         --     --        --      --     $12,290
                               -----------------------------------------------------------------------------------------------------
                                12,290    3.63%         --     --          --     --         --     --        --      --      12,290
                               -----------------------------------------------------------------------------------------------------
Nonmarketable equity
  securities:
Federal Reserve Bank Stock          --      --          --     --          --     --         --     --          36  6.00%         36
Federal Home Loan Bank Stock        --      --          --     --          --     --         --     --       1,047  6.80%      1,047

Total nonmarketable equity
  securities                        --      --          --     --          --     --         --     --       1,083  6.77%      1,083
                               -----------------------------------------------------------------------------------------------------
Total held to maturity         $12,290    3.63%         --     --          --     --         --     --     $ 1,083  6.77%    $13,373
                               -----------------------------------------------------------------------------------------------------
Total debt and equity
  securities                   $13,379    3.74%    $28,313   5.45%    $12,148   4.33%   $44,512   6.95%    $ 1,083  6.77%    $99,435
                               =====================================================================================================

Proceeds from sales of available for sale securities were approximately $25,100,000, $2,052,000 and $24,239,000 in 1999, 1998 and 1997, respectively. Gross gains of approximately $184,000, $47,000 and $114,000 were realized on sales of available for sale securities during 1999, 1998 and 1997, respectively. Gross losses of approximately $183,000 and $8,000 were realized on sales of available for sale securities during 1999 and 1997, respectively. During 1998 there were no gross losses recognized on sales of available for sale securities. There were no sales of held to maturity securities during 1999, 1998 and 1997.

Investment securities having an amortized cost of approximately $48,146,000 and $50,125,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits.

Page -23-

Investments in debt and equity securities which exceed 10% of stockholders’ equity for any one issuer (other than U.S. Government securities) are as follows:

December 31,                                               1999
---------------------------------------------------------------
(In thousands)                          Amortized     Estimated
                                             Cost    Fair Value
---------------------------------------------------------------
Springs Union Free School District         $2,600        $2,598
---------------------------------------------------------------

3. LOANS

The following table sets forth the major classifications of loans:

                                             1999         1998         1997         1996         1995
-----------------------------------------------------------------------------------------------------
(In thousands)
Real estate loans                       $ 141,479    $ 141,625    $ 114,357    $  93,639    $  81,394
Unsecured business and personal loans      27,869       23,639       17,638       13,211       11,798
Secured business and personal loans         1,086        2,534          725          317          654
Installment/consumer loans                    675        1,182        5,916       11,714       17,634
                                        -------------------------------------------------------------
Total loans                             $ 171,109    $ 168,980    $ 138,636    $ 118,881    $ 111,480
Unearned income                              (239)        (284)          --           --           --
                                        -------------------------------------------------------------
                                        $ 170,870    $ 168,696    $ 138,636    $ 118,881    $ 111,480
Allowance for loan losses                  (1,971)      (1,713)      (1,393)      (1,238)      (1,038)
                                        -------------------------------------------------------------
Net loans                               $ 168,899    $ 166,983    $ 137,243    $ 117,643    $ 110,442
                                        =============================================================

Lending Risk.
The principal business of the Bank is lending, primarily in commercial real estate loans, construction loan mortgages, home equity loans, land loans, consumer loans, home advantage loans, residential mortgages and commercial loans. The Bank considers its primary lending area as the five East End towns of Suffolk County, New York. Since the primary lending area of the Bank is the two forks of the eastern end of Long Island, the loan portfolio as a whole is dependent on the economic conditions of the geographic market served by the Bank.

Allowance for Loan Losses.
Management uses criteria set forth by the regulatory agencies in its classification and review of the loan portfolio which includes a general allocation reserve for each loan type. Reserves are reviewed on a quarterly basis to determine if any adjustments are necessary. The information reviewed includes past due trends, charge-off trends, economic conditions and concentrations of credit. The provisions for loan losses in 1999 was used to maintain the allowance for loan losses to an adequate reserve level to support the Bank’s asset quality as well as to reflect the increase in loan growth during the year. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio, management believes the allowance for loan losses is adequate. However, future additions to the allowance may be necessary based on changes in conditions.

Page -24-

The following table sets forth changes in the allowance for loan losses.

December 31,                               1999      1998      1997      1996      1995
---------------------------------------------------------------------------------------
(In thousands)
Allowance for loan losses
  balance at beginning of period         $1,713    $1,393    $1,238    $1,038    $  944
Charge-offs:
Real estate loans                           170        --        --        --         2
Unsecured business & personal loans          39        31        87        11        64
Installment/consumer loans                   62       165       229       264       164
                                         ----------------------------------------------
   Total                                    271       196       316       275       230
                                         ----------------------------------------------
Recoveries:
Real estate loans                            --        --        --        --         1
Unsecured business & personal loans           4        32         6        79        23
Installment/consumer loans                  105        59        55        66        32
                                         ----------------------------------------------
   Total                                    109        91        61       145        56
                                         ----------------------------------------------
Net charge-offs                             162       105       255       130       174
Provision for loan losses
 charged to operations                      420       425       410       330       268
                                         ----------------------------------------------
Balance at end of period                 $1,971    $1,713    $1,393    $1,238    $1,038
                                         ==============================================
Ratio of net charge-offs during period
  to average loans outstanding            0.10%     0.07%     0.20%     0.11%     0.16%
                                         ==============================================

Allocation of Allowance for Loan Losses.
The following table sets forth the allocation of the total allowance for loan losses by loan type.

Year Ended December 31,                                 1999              1998              1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except for percentages)            Percentage        Percentage        Percentage       Percentage        Percentage
                                                    of Loans          of Loans          of Loans         of Loans          of Loans
                                                    to Total          to Total          to Total         to Total          to Total
                                             Amount    Loans  Amount     Loans  Amount     Loans  Amount    Loans  Amount     Loans
                                             --------------------------------------------------------------------------------------
Real estate loans                            $1,196     82.7% $1,122      83.8% $  868      82.5% $  685     78.8% $  576      73.0%
Unsecured business and personal loans           639     16.3%     38      14.0%    336      12.7%    301     11.1%    179      10.6%
Secured business and personal loans              28      0.6%    507       1.5%      1       0.5%      1      0.3%      1       0.6%
Installment/consumer loans                      108      0.4%     46       0.7%    188       4.3%    251      9.8%    282      15.8%
                                             --------------------------------------------------------------------------------------
     Total                                   $1,971    100.0% $1,713     100.0% $1,393     100.0% $1,238    100.0% $1,038     100.0%
                                             ======================================================================================

Page -25-

Selected Loan Maturity Information.
The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of non-commercial real estate mortgages and consumer loans to individuals as of December 31, 1999.

                                                 After One
                                    Within One  But Within       After
                                          Year  Five Years  Five Years     Total
--------------------------------------------------------------------------------
(In thousands)
Commercial loans                       $ 5,237     $ 3,920     $70,587   $79,744
Construction loans                      10,608         638         438    11,684
                                       -----------------------------------------
      Total loans                      $15,845     $ 4,558     $71,025   $91,428
                                       -----------------------------------------
Rate provisions:
Amounts with fixed interest rates      $     5     $ 1,840     $   578   $ 2,423
Amounts with variable interest rates    15,840       2,718      70,447    89,005
                                       -----------------------------------------
Total                                  $15,845     $ 4,558     $71,025   $91,428
                                       =========================================

Past Due, Nonaccrual and Restructured Loans.
The following table sets forth selected information about past due, nonaccrual and restructured loans.

December 31,                     1999     1998     1997     1996     1995
-------------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due
  and still accruing           $    1   $    4   $    1   $    1   $   --
Nonaccrual loans                  189    1,208      975      269      507
Restructured loans                776       --       --       --       --
Other real estate owned, net       --       --       --       --      235
                               ------------------------------------------
Total                          $  966   $1,212   $  976   $  270   $  742
                               ==========================================

Year Ended December 31,
Gross  interest  income  that  would  have been  recorded  during the year under original terms:

Nonaccrual loans               $   63   $  128   $  163   $   50   $   58
Restructured loans                 --       --       --       --       --
Gross interest income
recorded during the year:
Nonaccrual loans               $    4   $   37   $  151   $   42   $   12
Restructured loans                 --       --       --       --       --
Commitments for additional
funds                              --       --       --       --       --

As of December 31, 1999 and 1998, the Bank did not have any impaired loans as defined in SFAS No. 114 except for the restructured and nonaccrual loans noted above. No valuation allowance has been recorded at December 31, 1999. The valuation allowance at December 31, 1998 was $105,000. The average recorded investment in impaired loans for the years ended December 31, 1999 and 1998 was approximately $705,000 and $1,101,000, respectively.

Page -26-

4. DEPOSITS

The following table sets forth major classifications of average deposits and average rates paid on these deposits for the periods indicated.

Year Ended December 31,                                             1999                     1998                      1997
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                     Average     Average       Average     Average       Average     Average
                                                    Deposits  Rates Paid      Deposits  Rates Paid      Deposits  Rates Paid
                                                    ------------------------------------------------------------------------
Demand deposits                                     $ 87,475          --      $ 70,352          --      $ 58,571          --
Savings, N.O.W. and money market deposits            122,118         2.4%       90,522         2.3%       71,703         2.3%
Certificates of deposit of $100,000 or more           28,493         4.9%       29,412         5.4%       28,601         5.5%
Other time deposits                                   38,823         4.5%       43,428         5.2%       42,456         5.3%
                                                    ------------------------------------------------------------------------
     Total                                          $276,909         2.2%     $233,714         2.5%     $201,331         2.7%
                                                    ------------------------------------------------------------------------

Time Deposits of $100,000 or More.
The following table sets forth the remaining maturities of the Bank's time certificates of deposit in amounts of $100,000 or more.

(In thousands)
----------------------------------------
3 months or less                 $21,173
Over 3 thru 6 months               2,453
Over 6 thru 12 months              1,358
Over 12 months                     1,220
                                 -------
Total                            $26,204
                                 =======

5. BANKING PREMISES AND EQUIPMENT
Banking premises and equipment consist of:

December 31,                           1999         1998
--------------------------------------------------------
(In thousands)
Land                                $ 1,496      $ 1,496
Building and improvements             5,587        5,545
Furniture and fixtures                3,591        3,350
Leasehold improvements                  424          376
                                    --------------------
                                     11,098       10,767
Less accumulated
 depreciation and amortization        2,632        2,184
                                    --------------------
                                    $ 8,466      $ 8,583
                                    ====================

Page -27-

6. INCOME TAXES

The components of the provision for income taxes are as follows:

Year ended December 31,   1999         1998          1997
---------------------------------------------------------
(In thousands)
Current:
  Federal              $ 1,976      $ 1,606       $ 1,732
  State                    546          627           660
                       ----------------------------------
                         2,522        2,233         2,392
                       ----------------------------------
Deferred:
  Federal                 (100)        (106)          (45)
  State                    (35)         (38)          (15)
                       ----------------------------------
                          (135)        (144)          (60)
                       ----------------------------------
    Total              $ 2,387      $ 2,089       $ 2,332
                       ==================================

The reconciliation of the expected federal income tax expense at the statutory tax rate to the actual provision follows:

Year ended December 31,                     1999                   1998                   1997
----------------------------------------------------------------------------------------------
                                      Percentage             Percentage             Percentage
                                      of Pre-tax             of Pre-tax             of Pre-tax
(In thousands)                 Amount   Earnings      Amount   Earnings      Amount   Earnings
----------------------------------------------------------------------------------------------
Federal income tax expense
computed by applying the
statutory rate to income
before income taxes           $ 2,433         34%    $ 2,034         34%    $ 2,219         34%
Tax exempt interest              (436)        (6)       (381)        (6)       (361)        (6)
State taxes, net of federal
  income tax benefit              337          4         388          6         425          7
Interest disallowed                43          1          40          1          40          1
Other                              10         --           8         --           9         --
                              ----------------------------------------------------------------
Provision for income taxes    $ 2,387         33%    $ 2,089         35%    $ 2,332         36%
                              ================================================================

Deferred tax assets and liabilities are comprised of the following:

December 31,                           1999       1998       1997
-----------------------------------------------------------------
(In thousands)
Deferred tax assets:
Allowance for loan losses           $   716    $   603    $   479
Depreciation                             --         --          7
Other                                   148        117          1
Securities available for sale           600         --         --
                                    -----------------------------
  Total                             $ 1,464    $   720    $   487
                                    -----------------------------
Deferred tax liabilities:
Pension expense                     $   (58)   $   (32)   $   (55)
Depreciation                            (95)      (112)        --
Securities available for sale            --       (667)      (526)
                                    -----------------------------
  Total                             $  (153)   $  (811)   $  (581)
                                    -----------------------------
Net deferred tax asset(liability)   $ 1,311    $   (91)   $   (94)
                                    =============================

Page -28-

7. EMPLOYEE BENEFITS

a. Pension Plan

The Bank maintains a non-contributory pension plan through the New York State Bankers Association Retirement System covering all eligible employees. The following table sets forth the plan’s funded status projected to September 30, 1999 and 1998 (measurement dates).

Pension Benefits                                              1999         1998
-------------------------------------------------------------------------------
(In thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year          $ 1,457      $ 1,249
Service cost                                                   146          160
Expenses                                                       (26)         (27)
Interest cost                                                  101           98
Benefits paid                                                  (46)         (38)
Assumption changes and other                                    12           15
-------------------------------------------------------------------------------
Projected benefit obligation at end of year                $ 1,644      $ 1,457
-------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year             $ 1,746      $ 1,668
Actual return on plan assets                                   279           75
Employer contribution                                          147           68
Benefit paid                                                   (46)         (38)
Expenses                                                       (26)         (27)
-------------------------------------------------------------------------------
Fair value of plan assets at end of year                   $ 2,100      $ 1,746
-------------------------------------------------------------------------------
Funded Status                                              $   456      $   289
Unrecognized net actuarial (gain)                             (252)        (136)
Unrecognized prior service cost                                (18)         (19)
Unrecognized transition asset                                  (56)         (65)
-------------------------------------------------------------------------------
Prepaid benefit cost                                       $   130      $    69
===============================================================================

                                                              1999         1998       1997
------------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                               $   146      $   160     $  133
Interest cost                                                  101           98         82
Expected return on plan assets                                (150)        (141)      (108)
Amortization of net(gain)                                       (2)          (3)        --
Amortization of unrecognized prior service cost                 (1)          (1)        (1)
Amortization of unrecognized transition asset                   (9)          (9)        (9)
------------------------------------------------------------------------------------------
Net periodic benefit cost                                  $    85      $   104     $   97
==========================================================================================

At December 31, 1999, 1998, and 1997 a weighted average discount rate of 7.0%, 7.0% and 8.0%, respectively, and a rate of increase in future compensation levels of 4.0%, 4.0%, and 5.0%, respectively, were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on assets was 8.5% at September 30, 1999, 1998 and 1997.

Page -29-

b. Equity Incentive Plan

During 1996, an equity incentive plan was approved by the stockholders to provide for the grant of options to purchase up to a total of 432,000 shares of common stock of the Company and for the award of shares of common stock as a bonus. Such shares may be subject to restrictions based on continued service or performance as employees of the Company or subsidiaries of the Company. Options awarded under the plan are determined by the Incentive Compensation Committee of the Board of Directors. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

                                                1999
----------------------------------------------------
Net Income:        As Reported:               $4,767
                   Pro Forma:                  4,611
Basic EPS:         As Reported:               $ 1.12
                   Pro Forma:                   1.08
Diluted EPS:       As Reported:               $ 1.11
                   Pro Forma:                   1.07

                                                1998
----------------------------------------------------
Net Income:        As Reported:               $3,895
                   Pro Forma:                  3,702
Basic EPS:         As Reported:               $ 0.92
                   Pro Forma:                   0.88
Diluted EPS:       As Reported:               $ 0.91
                   Pro Forma:                   0.87

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: a risk-free interest rate of 4.79%; an expected dividend yield of 1.77%; expected lives of five years; and expected volatility of 33.9%.

For the Year Ended,                                             1999                        1998
------------------------------------------------------------------------------------------------
                                                            Weighted                    Weighted
                                                             Average                     Average
                                                            Exercise                    Exercise
(In thousands)                                  Shares         Price        Shares         Price
------------------------------------------------------------------------------------------------
Outstanding, beginning of the year              77,400       $ 10.91        43,200       $  6.78
Granted                                         37,500       $ 22.00        45,000       $ 14.67
Exercised                                      (22,800)      $  9.38       (10,800)      $ 10.06
Forfeited                                           --           --             --           --
                                                ------                      ------
Outstanding and exercisable, end of the year    92,100       $ 15.80        77,400       $ 10.91

Weighted average fair value of options granted               $  7.04                     $  4.29

Page -30-

8. OTHER INCOME AND EXPENSES

a) Components of other operating income which exceed one percent of the aggregate of total interest income and other income are as follows:

December 31,                      1999     1998         1997
------------------------------------------------------------
(In thousands)
Credit Card Processing          $  633   $  438       $  445
Mortgage Banking Activities     $  613   $1,306       $1,225

b) Components of other operating expenses which exceed one percent of the aggregate of total interest income and other income are as follows:

December 31,                      1999      1998         1997
-------------------------------------------------------------
(In thousands)
Data\Item processing            $  443    $  413       $  363
Advertising                     $  281    $  294       $  227
Consulting                      $  306    $   92       $   83

9. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

a. Leases

The Company is obligated to make minimum annual rental payments under non-cancellable operating leases on its premises. The projected minimum rentals under existing leases at December 31, 1999 are as follows (in thousands):

2000              $296
2001              $290
2002              $255
2003              $242
2004              $134
Thereafter        $ 16

Certain leases contain renewal options and rent escalation clauses. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Rental expenses under these leases for the years ended December 31, 1999, 1998 and 1997 approximated $296,000, $286,000 and $263,000, respectively.

b. Loans

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No material losses are anticipated as a result of these transactions.

Page -31-

The following represents commitments outstanding:

December 31,                                    1999           1998
--------------------------------------------------------------------
(In thousands)
Standby letters of credit                    $ 1,618        $   209
Loan commitments outstanding                  12,898           9,905
Unused equity lines                           14,252          10,735
Unused construction lines                      5,543           6,992
Unused lines of credit                        11,241           8,462
Unused overdraft lines                         5,328           3,416
                                             -----------------------
Total commitments outstanding                $50,880         $39,719
                                             =======================

c. Other

During 1999, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $5,192,000 in 1999.

During 1999, 1998, and 1997, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York. The Bank has the ability to borrow against its unencumbered residential mortgages owned by the Bank. There were no amounts outstanding at years ended December 31, 1999 and 1998.

10. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time and are based on existing on and off balance sheet financial instruments. Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

The significant assumptions utilized by the Company in estimating the fair value of its financial instruments are as follows:

Cash and Cash Equivalents.
For these short term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities.
For investment securities, fair value is based on quoted market prices.

Loans.
Fair values are estimated for portfolios of loans with similar financial characteristics. The total loan portfolio is first divided into adjustable and fixed rate terms. Adjustable rate loans are then divided into those that can reprice immediately with changes in interest rates and those that are subject to repricing over time. Adjustable rate loans that reprice over time and fixed rate loans are further segmented by type such as residential mortgages, home equity loans, consumer loans, commercial mortgages, commercial loans and land loans.

Fair value is calculated by discounting anticipated future repricing amounts or cash flows using discount rates equivalent to the rates at which the Company would currently make loans which are similar with regard to collateral, maturity and type of borrower. The discounted value of the repricing amounts and cash flows is reduced by a credit risk adjustment based on internal loan classifications.

Deposit Liabilities.
The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, money market accounts and savings accounts is equal to the amount payable on demand at the reporting date. Time deposits are segregated by type, size and remaining maturity. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered for deposits of similar size, type and maturity.

Page -32-

Accrued Interest Receivable and Payable.
For these short term instruments, the carrying amount is a reasonable estimate of the fair value.

Off Balance Sheet Assets and Liabilities.
The fair value of off-balance sheet commitments to extend credit and letters of credit listed in the preceding Note 9 “Commitments and Contingencies and Other Matters” were estimated to be insignificant as of December 31, 1999 and 1998.

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

December 31,                                            1999                  1998
----------------------------------------------------------------------------------
                                         Carrying       Fair   Carrying       Fair
(In thousands)                             Amount      Value     Amount      Value
----------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                $ 11,604   $ 11,604   $ 10,881   $ 10,881
  Interest bearing deposits with banks        417        417        251        251
  Federal funds sold                        8,000      8,000      3,150      3,150
  Securities available-for-sale            84,596     84,596     69,443     69,443
  Securities held-to-maturity              13,373     13,361      5,052      5,067
  Loans                                   168,899    167,974    166,983    167,115
  Accrued interest receivable               1,857      1,857      1,525      1,525

Financial Liabilities:
  Demand and other deposits               274,322    273,997    241,531    241,534
  Accrued interest payable                    761        761      1,439      1,439

11. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

Page -33-

The Company and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated)
As of December 31,                                                                                                1999
----------------------------------------------------------------------------------------------------------------------
                                                                                                            To Be Well
                                                                                For Capital          Capitalized Under
                                                                                   Adequacy          Prompt Corrective
(In thousands)                                                Actual               Purposes          Action Provisions
----------------------------------------------------------------------------------------------------------------------
                                                 Amount        Ratio      Amount      Ratio        Amount       Ratio
                                                ----------------------------------------------------------------------
Total Capital (to risk weighted assets)         $26,508         13.2%    $16,090       >8.0%      $20,113       >10.0%
Tier 1 Capital (to risk weighted assets)         24,537         12.2%      8,045       >4.0%       12,068       > 6.0%
Tier 1 Capital (to average assets)               24,537          8.2%     12,024       >4.0%       15,030       > 5.0%

As of December 31,                                                                                                1998
----------------------------------------------------------------------------------------------------------------------
                                                                                                            To Be Well
                                                                                For Capital          Capitalized Under
                                                                                   Adequacy          Prompt Corrective
(In thousands)                                                Actual               Purposes          Action Provisions
----------------------------------------------------------------------------------------------------------------------
                                                 Amount        Ratio      Amount      Ratio        Amount       Ratio
                                                ----------------------------------------------------------------------
Total Capital (to risk weighted assets)         $22,983         12.0%    $15,372       >8.0%      $19,215       >10.0%
Tier 1 Capital (to risk weighted assets)         21,270         11.1%      7,686       >4.0%       11,529       > 6.0%
Tier 1 Capital (to average assets)               21,270          8.2%     10,319       >4.0%       12,899       > 5.0%

Bridgehampton National Bank
As of December 31,                                                                                                1999
----------------------------------------------------------------------------------------------------------------------
                                                                                                            To Be Well
                                                                                For Capital          Capitalized Under
                                                                                   Adequacy          Prompt Corrective
(In thousands)                                                Actual               Purposes          Action Provisions
----------------------------------------------------------------------------------------------------------------------
                                                 Amount        Ratio      Amount      Ratio        Amount       Ratio
                                                ----------------------------------------------------------------------
Total Capital (to risk weighted assets)         $26,049         13.0%    $16,090       >8.0%      $20,113       >10.0%
Tier 1 Capital (to risk weighted assets)         24,078         12.0%      8,045       >4.0%       12,068       > 6.0%
Tier 1 Capital (to average assets)               24,078          8.0%     12,062       >4.0%       15,078       > 5.0%

As of December 31,                                                                                                1998
----------------------------------------------------------------------------------------------------------------------
                                                                                                            To Be Well
                                                                                For Capital          Capitalized Under
                                                                                   Adequacy          Prompt Corrective
(In thousands)                                                Actual               Purposes          Action Provisions
----------------------------------------------------------------------------------------------------------------------
                                                 Amount        Ratio      Amount      Ratio        Amount       Ratio
                                                ----------------------------------------------------------------------
Total Capital (to risk weighted assets)         $22,810         11.9%    $15,372       >8.0%      $19,215       >10.0%
Tier 1 Capital (to risk weighted assets)         21,097         11.0%      7,686       >4.0%       11,529       > 6.0%
Tier 1 Capital (to average assets)               21,097          8.2%     10,319       >4.0%       12,899       > 5.0%

Page -34-

12. BRIDGE BANCORP, INC. (PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

December 31,                                         1999       1998
--------------------------------------------------------------------
(In thousands)
Assets
Cash and cash equivalents                        $    329   $    116
Dividend receivable                                   468      1,059
Other assets                                          130         58
Investment in the Bank                             23,213     22,058
                                                 -------------------
     Total Assets                                $ 24,140   $ 23,291
                                                 ===================
Liabilities
Dividends payable                                     468      1,059
                                                 -------------------
     Total Liabilities                           $    468   $  1,059
                                                 ===================
Stockholders' Equity
Stockholders' Equity                               23,672     22,853
        Treasury stock at cost, 10,800 shares          --       (621)
                                                 -------------------
    Total Stockholders' Equity                   $ 23,672   $ 22,232
                                                 ===================
 Total Liabilities and Stockholders' Equity      $ 24,140   $ 23,291
                                                 ===================

Condensed Statements of Income

Year ended December 31,                              1999       1998       1997
-------------------------------------------------------------------------------
(In thousands)
Dividend income from the Bank                    $  1,786   $  1,482   $  1,984
Other operating expenses                                1          4         13
                                                 ------------------------------
Income before income taxes and equity in
  undistributed earnings of the Bank                1,785      1,478      1,971
Income tax provision                                    0         (2)        (5)
                                                 ------------------------------
Income before equity in undistributed
  earnings of the Bank                              1,785      1,480      1,976
Equity in undistributed earnings of the Bank        2,982      2,415      2,219
                                                 ------------------------------
Net income                                       $  4,767   $  3,895   $  4,195
                                                 ==============================

Page -35-

Condensed Statements of Cash Flows

Year ended December 31,                                           1999       1998       1997
--------------------------------------------------------------------------------------------
(In thousands)
Cash flows used by operations:
Other operating expenses                                       $    (1)   $    (4)   $   (13)
Net cash used by operating activities                               (1)        (4)       (13)

Cash flows from investing activities:
Dividends received                                               2,377      2,043      1,045
                                                               -----------------------------
Net cash provided by investing activities                        2,377      2,043      1,045

Cash flows used by financing activities:
Net proceeds from issuance of restricted common stock
issued pursuant to equity incentive plan                            --         --          8
Net proceeds from issuance of common stock
  upon exercise of stock options                                   214        109
Dividends paid                                                  (2,377)    (2,043)    (1,032)
                                                               -----------------------------
Net cash used by financing activities                           (2,163)    (1,934)    (1,024)
Net increase in cash and cash equivalents                          213        105          8

Cash and cash equivalents at beginning of
  year                                                             116         11          3
                                                               -----------------------------
Cash and cash equivalents at end of year                       $   329    $   116    $    11
                                                               =============================
Reconciliation of net income to net cash
  used by operating activities:

Net income                                                     $ 4,767    $ 3,895    $ 4,195

Adjustments to reconcile net income to net
  cash used by operating activities:

Equity in undistributed earnings of the Bank                    (2,982)    (2,415)    (2,219)
Dividend income                                                 (1,786)    (1,482)    (1,984)
Income tax benefit from exercise of employee
  stock options                                                     72         51         --
Increase in other assets                                           (72)       (53)        (5)
                                                               -----------------------------
Net cash used by operating activities                          $    (1)   $    (4)   $   (13)
                                                               =============================

Page -36-

13. QUARTERLY FINANCIAL DATA (Unaudited)

Selected Consolidated Quarterly Financial Data

1999 Quarter ended,                                   March 31,        June 30,   September 30,    December 31,
---------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts)
Interest income                                          $4,856          $5,157          $5,386          $5,657
Interest expense                                          1,489           1,503           1,529           1,614
                                                         ------------------------------------------------------
Net interest income                                       3,367           3,654           3,857           4,043
Provision for loan losses                                   105             105             105             105
                                                         ------------------------------------------------------
Net interest income after povision for loan losses        3,262           3,549           3,752           3,938
Other income                                                601             809             676             583
Other expenses                                            2,403           2,563           2,487           2,563
                                                         ------------------------------------------------------
Income before income taxes                                1,460           1,795           1,941           1,958
Provision for income taxes                                  507             628             637             615
                                                         ------------------------------------------------------
Net income                                               $  953          $1,167          $1,304          $1,343
                                                         ------------------------------------------------------
Basic earnings per share                                 $ 0.22          $ 0.28          $ 0.31          $ 0.31
Diluted earnings per share                               $ 0.22          $ 0.27          $ 0.31          $ 0.31
                                                         ======================================================

1998 Quarter ended,                                   March 31,        June 30,   September 30,    December 31,
---------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Interest income                                          $4,399          $4,728          $5,033          $4,859
Interest expense                                          1,414           1,483           1,633           1,448
                                                         ------------------------------------------------------
Net interest income                                       2,985           3,245           3,400           3,411
Provision for loan losses                                    90             100             160              75
                                                         ------------------------------------------------------
Net interest income after povision for loan losses        2,895           3,145           3,240           3,336
Other income                                                712             794             810             689
Other expenses                                            2,392           2,502           2,347           2,396
                                                         ------------------------------------------------------
Income before income taxes                                1,215           1,437           1,703           1,629
Provision for income taxes                                  395             492             620             582
                                                         ------------------------------------------------------
Net income                                               $  820          $  945          $1,083          $1,047
                                                         ------------------------------------------------------
Basic earnings per share                                 $ 0.19          $ 0.22          $ 0.26          $ 0.25
Diluted earnings per share                               $ 0.19          $ 0.22          $ 0.26          $ 0.24
                                                         ======================================================

Page -37-

Report of Independent Public Accountants

The Board of Directors and Stockholders
Bridge Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Bridge Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen, LLP

New York, New York
January 21, 2000

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

“Nominees for Director and Directors Continuing in Office,” “Shares Beneficially Owned by other Executive Officers and All Directors” and “Compliance with Section 16 (a) of the Exchange Act” set forth on pages 3 through 5 and 15 of the Registrant’s Proxy Statement dated March 15, 2000 are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” and “Employment Contracts and Severance Agreements” set forth on pages 7 through 15 of the Registrant’s Proxy Statement dated March 15, 2000 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

“Beneficial Ownership” and “Nominees for Director and Directors Continuing in Office” set forth on pages 2 through 5 of the Registrant’s Proxy Statement dated March 15, 2000 are incorporated herein by reference.

Page -38-

Item 13. Certain Relationships and Related Transactions

“Certain Relationships and Related Transactions” set forth on page 15 of the Registrant’s Proxy Statement dated March 15, 2000 is incorporated herein by reference.

Related party loans.

Certain directors and related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 1999, 1998 and 1997. Such loans were made in the ordinary course of business on substantially the same terms, including interest rate and security, as those prevailing at the time for comparable transactions with other persons, and do not represent more than normal risk of collection or present other unfavorable features. The aggregate amount of these loans was approximately $67,000, $201,000 and $256,000 at December 31, 1999, 1998 and 1997, respectively. During 1999, no new loans to such persons were made and repayments totaled $134,000. There were no loans to directors which were nonaccruing at December 31, 1999, 1998 or 1997.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits.

The Following Exhibits are incorporated herein by reference:

 3.1          Certificate of Incorporation of the Registrant
 3.1(i)       Certificate  of Amendment of the Certificate of
              Incorporation of the Registrant
 3.2          By-laws of the Registrant
10.1          Employment Contract - Thomas J. Tobin, Dated January 27, 1997
10.3          Annual Incentive Plan
10.4          Service Agreement - Fiserv Boston, Inc.
10.5          Equity Incentive Plan
10.6          Change in Control Agreement - Christopher Becker, Dated
              January 19, 1999

Reports on Form 8-K.

There were no reports on Form 8K filed during the fourth quarter of 1999.

Page -39-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BRIDGE BANCORP, INC.
                                              --------------------
                                                  Registrant

Date:  March 20, 2000                       By  /s/ Thomas J. Tobin
     --------------------                     ---------------------
                                              Thomas J. Tobin,
                                              President/CEO

Date:  March 20, 2000                       By  /s/ Christopher Becker
     -------------------                      ------------------------
                                              Christopher Becker,
                                              Executive Vice President/Treasurer

Pursuant to the  requirements  of the Securities and Exchange Act of 1934,  this report  has  been  signed  below  by the  following  persons  on  behalf  of the
Registrant and in the capacities and on the dates indicated.

      March 20, 2000            /s/ Raymond Wesnofske              Director
                                ---------------------------------
                                Raymond Wesnofske

      March 20, 2000            /s/ Thomas J. Tobin                Director
                                ---------------------------------
                                Thomas J. Tobin

      March 20, 2000            /s/ Thomas E. Halsey               Director
                                ---------------------------------
                                Thomas E. Halsey

      March 20, 2000            /s/ Marcia Z. Hefter               Director
                                ---------------------------------
                                Marcia Z. Hefter

      March 20, 2000            /s/ R. Timothy Maran               Director
                                ---------------------------------
                                R. Timothy Maran

      March 20, 2000            /s/ Albert E. McCoy                Director
                                ---------------------------------
                                Albert E. McCoy

      March 20, 2000            /s/ Walter A. Preische, Jr.        Director
                                ---------------------------------
                                Walter A. Preische, Jr.

      March 20, 2000            /s/ L.H. Strickland                Director
                                ---------------------------------
                                L.H. Strickland

Page -40-

EXHIBIT INDEX

Exhibit Number       Description of Exhibit                          Exhibit

 3.1                 Certificate of Incorporation of the                *
                     Registrant (incorporated by reference
                     to Registrant's amended Form 10, File
                     No. 0-18546, filed October 15, 1990)

3.1(i)               Certificate  of Amendment of the                   *
                     Certificate  of Incorporation of the
                     Registrant (incorporated by reference
                     to Registrant's Form 10, File No.
                     0-18546, filed August 13, 1999)

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
                     March 31, 1994)

10.5                 Equity Incentive Plan (incorporated by             *
                     reference to Registrant's Form 14A,
                     File No. 0-18546, filed April 1, 1996)

10.6                 Change in Control Agreement - Christopher          *
                     Becker(incorporated by reference to Registrant's
                     Form 10-K, File No. 0-18546, filed
                     March 31, 1999)

                       * Denotes incorporated by reference

Page -41-