Form 10-Q
period 2000-03-31
BRIDGE BANCORP INC
filed 2000-05-15
CIK 846617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-18546

BRIDGE BANCORP, INC
(Exact name of registrant as specified in its charter)

NEW YORK                                                                       11-2934195
(State or other jurisdiction of incorporation or organization)                          (IRS Employer Identification Number)

2200 MONTAUK HIGHWAY BRIDGEHAMPTON,    NEW YORK            11932
(Address of principal executive offices)                                                                                                   (Zip Code)

Issuer's telephone number, including area code (631) 537-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 4,237,597 shares of common stock outstanding as of May 15, 2000.

BRIDGE BANCORP, INC.

PART I – FINANCIAL INFORMATION

        Item 1.  Financial Statements

                  Unaudited Consolidated Statements of Condition as of March 31, 2000
                      and  December 31, 1999

                  Unaudited  Consolidated  Statements  of Income for the Three Months
                  Ended March 31, 2000 and 1999

                  Unaudited Consolidated Statements of Stockholders' Equity for the Three Months
                  Ended March 31, 2000

                  Unaudited Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2000 and 1999

                  Notes to Unaudited Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II – OTHER INFORMATION
         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8K
                  11.0 Statement re: Computation of Per Share Earning
                  27.0 Financial Data Schedule
         Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Condition
(In thousands, except share and per share amounts)

                                                                                March 31, December 31,
                                                                                     2000         1999
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                         $  11,875    $  11,604
Interest earning deposits with banks                                                  439          417
Federal funds sold                                                                  4,600        8,000
                                                                                ---------    ---------
       Total cash and cash equivalents                                             16,914       20,021

Investment in debt and equity securities, net:
   Securities available for sale, at fair value                                    93,167       84,596
   Securities held to maturity (fair value of $13,484
   and $13,361 respectively)                                                       13,499       13,373
                                                                                ---------    ---------
       Total investment in debt and equity securities, net                        106,666       97,969

Loans                                                                             176,498      170,870
Less:
  Allowance for loan losses                                                        (2,115)      (1,971)
                                                                                ---------    ---------
       Loans, net                                                                 174,383      168,899

Banking premises and equipment, net                                                 9,131        8,466
Accrued interest receivable                                                         2,173        1,857
Other assets                                                                        2,994        2,832
                                                                                ---------    ---------
Total Assets                                                                     $312,261     $300,044
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                 $  87,330    $  84,392
Savings, N.O.W. and money market deposits                                         130,390      128,917
Certificates of deposit of $100,000 or more                                        34,866       26,204
Other time deposits                                                                33,737       34,809
                                                                                ---------    ---------
        Total deposits                                                            286,323      274,322
Accrued interest on depositors' accounts                                              736          761
Other liabilities and accrued expenses                                              1,270        1,289
                                                                                ---------    ---------
Total Liabilities                                                                 288,329      276,372
                                                                                ---------    ---------

Stockholders' equity:
   Common stock, par value $.01 per share: Authorized: 20,000,000 shares;
   issued and outstanding 4,237,597 at 3/31/00 and 4,257,597 shares at 12/31/99        43           43
  Surplus                                                                          21,261       21,261
  Undivided profits                                                                 3,934        3,233
 Less:  Treasury Stock at cost, 20,000 shares                                        (320)         -
                                                                                ---------    ---------
                                                                                   24,918       24,537
  Accumulated other comprehensive (loss)income, net of taxes                         (986)        (865)
                                                                                ---------    ---------
        Total Stockholders' Equity                                                 23,932       23,672
  Commitments and contingencies
                                                                                ---------    ---------
Total Liabilities and Stockholders' Equity                                       $312,261     $300,044
                                                                                =========    =========

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Income
 (In thousands, except per share amounts)

Three months ended March 31,                                 2000           1999
--------------------------------------------------------------------------------
Interest income:
  Loans (including fee income)                             $3,912         $3,642
  Mortgage-backed securities                                  812            556
  State and municipal obligations                             438            296
  U.S. Treasury and government agency securities              250            194
  Federal funds sold                                          186            147
  Other securities                                             18             17
  Deposits with banks                                           5              4
                                                          -------        -------
    Total interest income                                   5,621          4,856

Interest expense:
  Savings, N.O.W. and money market deposits                   895            644
  Certificates of deposit of $100,000 or more                 461            325
  Other time deposits                                         379            520
                                                          -------        -------
    Total interest expense                                  1,735          1,489
                                                          -------        -------
Net interest income                                         3,886          3,367
Provision for loan losses                                     105            105
                                                          -------        -------
Net interest income after provision for loan losses         3,781          3,262
                                                          -------        -------
Other income:
  Service charges on deposit accounts                         245            220
  Fees for other customer services                            182            181
  Other operating income                                      103            200
                                                          -------        -------
    Total other income                                        530            601
                                                          -------        -------
Other expenses:
  Salaries and employee benefits                            1,306          1,218
  Net occupancy expense                                       202            194
  Furniture and fixture expense                               175            192
  Other operating expenses                                    922            799
                                                          -------        -------
    Total other expenses                                    2,605          2,403
                                                          -------        -------
Income before provision for income taxes                    1,706          1,460
Provision for income taxes                                    496            507
                                                          -------        -------
Net income                                                 $1,210        $   953
                                                          =======        =======
Basic earnings per share                                  $  0.29        $  0.22
                                                          =======        =======
Diluted earnings per share                                $  0.28        $  0.22
                                                          =======        =======

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Stockholders’ Equity
 (In thousands, except share and per share amounts)

                                                                                                               Accumulated
                                                                                                                     Other
                                                  Common Stock           Comprehensive  Undivided  Treasury  Comprehensive
                                               Shares   Amount  Surplus         Income    Profits     stock         Income    Total
                                           ----------------------------------------------------------------------------------------

                                           ============================                ============================================

Balance at December 31, 1999                4,257,597      $43  $21,261                    $3,233    $    0          ($865) $23,672
Net income                                      -         -        -            $1,210      1,210    -         -              1,210
Purchase of  Treasury Stock                   (20,000)    -        -                                   (320)                   (320)
Cash dividends declared, $.12 per share                                                      (509)                             (509)
Net change in  unrealized (depreciation)/
  appreciation in securities available for     -          -        -              (121)    -         -                (121)    (121)
  sale, net of tax
                                                                        ---------------
Comprehensive Income                           -          -        -            $1,089     -         -         -               -
                                           -----------------------------===============--------------------------------------------

Balance at March 31, 2000                   4,237,597      $43  $21,261                    $3,934     ($320)         ($986) $23,932
                                           ========================================================================================

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows
(In thousands)

Three months ended March 31,                                            2000            1999
--------------------------------------------------------------------------------------------
Operating activities:
  Net Income                                                         $ 1,210         $   953
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                          105             105
      Depreciation and amortization                                      173             188
      Accretion of discounts                                             (23)            (26)
      Amortization of premiums                                            38              40
      Gain on the sale of assets                                         -               -
      Net securities gains                                               -               -
      (Increase) in accrued interest receivable                         (316)           (275)
      (Increase) in other assets                                         (78)           (458)
      (Decrease) in accrued and other liabilities                        (85)             (7)
                                                                    --------        --------
Net cash provided by operating activites                               1,024             520
                                                                    --------        --------
Investing activities:
  Purchases of securities available for sale                          (9,933)         (3,978)
  Purchases of securities held to maturity                            (2,127)         (2,000)
  Proceeds from sales of securities available for sale                   -              -
  Proceeds from maturing securities available for sale                   -              -
  Proceeds from maturing securities held to maturity                   2,000              73
  Proceeds from principal payments on mortgage-backed securities       1,144           2,975
  Net  (increase) in loans                                            (5,590)         (2,810)
  Proceeds from sale of other real estate owned                          -              -
  Purchases of banking premises and equipment, net of deletions         (838)           (104)
                                                                    --------        --------
Net cash used by investing activities                                (15,344)         (5,844)
                                                                    --------        --------
Financing activities:
  Net increase in deposits                                            12,001          16,530

  Payment for the purchase of treasury stock                            (320)            -

  Net proceeds from excercise of Stock options
         issued pursuant to equity incentive plan                        -               156
  Cash dividends paid                                                   (468)         (1,059)
                                                                    --------        --------
Net cash provided by financing activities                             11,213          15,627
                                                                    --------        --------
(Decrease) increase in cash and cash equivalents                      (3,107)         10,303
Cash and cash equivalents beginning of period                         20,021          14,282
                                                                    --------        --------
Cash and cash equivalents end of period                              $16,914         $24,585
                                                                    ========        ========
Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                         $ 1,760         $ 1,504
    Income taxes                                                     $   715         $   303
 Noncash investing and financing activities:
    Dividends declared and unpaid                                    $   509         $   425

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The Bank has one subsidiary that was formed on May 14, 1999, Bridgehampton Community Inc., a passive Real Estate Investment Trust (REIT). The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to current year presentations. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

2. Earnings Per Share

For the three months ended March 31, 2000 and 1999, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,268,497 and 4,274,978 respectively. For the three months ended March 31, 2000 and 1999, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,250,564 and 4,244,791, respectively. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive stock options.

3. Repurchased Stock

On February 16, 2000 the Company announced that its Board of Directors approved a stock repurchase. The Company purchased 20,000 shares in an open market transaction. The repurchased shares, which represents approximately .5% of the Company's 4,257,597 outstanding shares, are being held as Treasury Stock.

4. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                                          03/31/00                         12/31/99
---------------------------------------------------------------------------------------------------
(In thousands)                                           Estimated                        Estimated
                                         Amortized            Fair          Amortized          Fair
                                              Cost           Value               Cost         Value
                                         ==========================================================
Available for sale:
  U.S. Treasury securities               $   8,067       $   8,065           $  8,078      $  8,111
  Oblig. of U.S. Government agencies         8,907           8,816              4,984         4,912
  Oblig. of NY State & pol.subs.            28,470          28,040             28,489        28,114
  Mortgage-backed securities                49,392          48,246             44,511        43,459
                                         ----------------------------------------------------------
    Total available for sale             $  94,836       $  93,167           $ 86,062      $ 84,596
                                         ----------------------------------------------------------
Held to maturity:
  Oblig. of NY State & pol.subs.         $  12,416       $  12,401           $ 12,290      $ 12,278

Non marketable Equity securities:
  Federal Reserve Bank Stock             $      36       $      36           $     36      $     36
  Federal Home Loan Bank Stock               1,047           1,047              1,047         1,047
                                         ----------------------------------------------------------
    Total held to maturity               $  13,499       $  13,484           $ 13,373      $ 13,361
                                         ----------------------------------------------------------
Total debt and equity securities         $ 108,335       $ 106,651           $ 99,435      $ 97,957
                                         ==========================================================

5. Loans

Loans are summarized as follows:
                                        03/31/00        12/31/99
----------------------------------------------------------------
(In thousands)
Real Estate Loans                       $143,858        $141,479
Unsecured business and personal loans     30,720          27,869
Secured business and personal loans        1,094           1,086
Installment/consumer loans                 1,037             675
                                        ------------------------
Total loans                             $176,709        $171,109
Unearned income                             (211)           (239)
                                        ------------------------
                                        $176,498        $170,870
Allowance for loan losses                 (2,115)         (1,971)
                                        ------------------------
Net loans                               $174,383        $168,899
                                        ========================

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

6. Allowance for Loan Losses

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

Changes in the allowance for possible loan losses are summarized as follows:

Period ended,                                   03/31/00       12/31/99      03/31/99
-------------------------------------------------------------------------------------
(In thousands)
Allowance for loan losses
  balance at beginning of period                  $1,971         $1,713        $1,713

Charge-offs:
Real estate loans                                    -              170           -
Unsecured business & personal loans                    1             39           -
Secured business & personal loans                    -              -             -
Installment/consumer loans                            21             62            14
                                                -------------------------------------
   Total                                              22            271            14

Recoveries:
Real estate loans                                     32            -             -
Unsecured business & personal loans                    1              4           -
Secured business & personal loans                    -              -             -
Installment/consumer loans                            28            105            24
                                                -------------------------------------
   Total                                              61            109            24
                                                -------------------------------------

Net recoveries (charge-offs)                          39           (162)           10
Provision for loan losses
 charged to operations                               105            420           105
                                                -------------------------------------
Balance at end of period                          $2,115         $1,971        $1,828
                                                =====================================
Ratio of net recoveries (charge-offs) during
  period to average loans outstanding              0.02%         -0.10%         0.01%
                                                =====================================

7. Asset Quality

The following table summarizes non-performing loans:

Period ended,                                   03/31/00       12/31/99      03/31/99
-------------------------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due
  and still accruing:
  Other                                          $    7         $    1        $    4
Nonaccrual loans:
Mortgage loans:
    Single-family residential                       320            -             135
    Commercial real estate                          -              -             156
    Construction and Land                           -              -             600
Other                                                74            189           482
                                               -------------------------------------
Total nonaccrual loans                              394            189         1,373
Restructured loans                                  -              776           -
Other real estate owned, net                        -              -             -
                                               -------------------------------------
Total                                              $401           $966        $1,377
                                               =====================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Bridge Bancorp, Inc. (the Company), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, has minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (the Bank), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Interest income on loans and investments is a function of the average balances outstanding and the average rates earned during a period. Interest expense is a function of the average amount of interest bearing deposits and the average rates paid on such deposits during a period. The Bank also generates other income, such as service charges on deposit accounts and income from fees for other customer services and merchant credit card processing programs. The Bank's net income is further affected by the level of its other expenses, such as employees' salaries and benefits and occupancy costs. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company's 1999 Form 10-K.

Financial Condition

The assets of the Registrant totaled $312,261,000 at March 31, 2000, an increase of $12,217,000 or 4.1% from the year end. This increase mainly results from an increase in available-for-sale securities of $8,571,000 or 10.1% and an increase in net loans of $5,484,000 or 3.3%. These increases were slightly offset by a decrease in cash and cash equivalents of $3,107,000 or 15.5%. The primary source of funds for the increase in assets was derived from increased deposits of $12,001,000 or 4.4%. Demand deposits increased $2,938,000 or 3.5% over December 31, 1999, savings, N.O.W. and money market deposits increased $1,473,000 or 1.1% and certificates of deposit of $100,000 or more increased $8,662,000 or 33.1% over December 31, 1999. Other time deposits decreased $1,072,000 or 3.1% over year end. The increase in deposits is mainly attributed to increased public fund deposits.

Total stockholders' equity was $23,932,000 at March 31, 2000, an increase of 1.1% over December 31, 1999. The increase of $260,000 was the result of net income for the three month period ended March 31, 2000, of $1,210,000; less $320,000 for the purchase of 20,000 shares of treasury stock; less cash dividends declared of $509,000; and less the net increase in unrealized depreciation in securities available for sale, net of tax, of $121,000. Total capital before unrealized losses on available-for-sale securities increased by $381,000 or 1.6%. The net increase in unrealized depreciation in securities available for sale is attributable to changes in market conditions. Securities held as available-for-sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month periods ended March 31, 2000 and 1999, respectively. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. Loan fee income for the quarter totaled $34,000 in 2000 and $42,000 in 1999. For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

Three months ended March  31,                                  2000                                       1999
============================================================================================================================
(In thousands)                                                            Average                                    Average
                                                  Average                  Yield/            Average                  Yield/
                                                  Balance     Interest       Cost            Balance     Interest       Cost
============================================================================================================================
Interest earning assets:
  Loans (including fee income)                   $174,177       $3,912       9.0%           $168,735       $3,642       8.8%
  Mortgage backed securities                       46,569          812       7.0%             33,454          556       6.7%
  Tax exempt investment securities                 40,847          619       6.1%             26,884          442       6.7%
  Taxable investment securities                    15,556          250       6.5%             12,175          194       6.5%
  Federal funds sold                               12,863          186       5.8%             12,975          147       4.6%
  Other securities                                  1,083           18       6.7%              1,083           17       6.4%
  Deposits with banks                                 420            5       4.8%                343            4       4.7%
                                                ============================================================================
Total interest earning assets                    $291,515       $5,802       8.0%           $255,649       $5,002       7.9%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits                        $133,483         $895       2.7%           $112,476      $   644       2.3%
  Certificates of deposit of $100,000
     or more                                       35,085          461       5.3%             27,263          325       4.8%
  Other time deposits                              34,480          379       4.4%             42,895          520       4.9%
                                                ============================================================================
Total interest bearing liabilities               $203,048       $1,735       3.4%           $182,634       $1,489       3.3%
                                                ============================================================================
Net interest income/interest
  rate spread (1)                                               $4,067       4.6%                          $3,513       4.6%
                                                                =================                          =================

Net interest earning assets/net interest margin $  88,467                    5.6%          $  73,015                    5.6%
                                                =========                  ======          =========                  ======
Ratio of interest earning assets to
  interest bearing liabilities                                             143.6%                                     140.0%
                                                                           ======                                     ======
Less: Tax equivalent adjustment                                $ (181)                                    $ (146)
                                                               ======                                     ======
Net interest income                                            $3,886                                     $3,367
                                                               ======                                     ======

(1) The above table is presented on a tax equivalent basis.

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

For the Periods Ended March 31,                           Three months ended
                                                            2000 Over 1999
(In thousands)                                 Changes Due To
===============================================================================
                                             Volume         Rate     Net Change
Interest income on interest
   earning assets:

Loans (including loan fee income)              $136       $  134           $270
Mortgage-backed securities                      233           23            256
Tax exempt investment securities                400         (223)           177
Taxable investment securities                    71          (15)            56
Federal funds sold                               (9)          48             39
Other securities                                  0            1              1
Deposits with banks                               5           (4)             1
                                              ---------------------------------
   Total interest earning assets               $836      $   (36)          $800
                                              ---------------------------------

Interest expense on interest
   bearing liabilities

Savings, N.O.W.  and money market deposits      134          117            251
Certificates of deposit of $100,000 or more     102           34            136
Other time deposits                             (93)         (48)          (141)
                                              ---------------------------------
   Total interest bearing liabilities          $143       $  103           $246
                                              ---------------------------------
Net interest income                            $693       $ (139)          $554
                                              =================================

(1) The above table is presented on a tax equivalent basis.

Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject and is considered well capitalized.

The Bank's actual capital amounts and ratios are presented in the following table:

As of March 31,                                                               2000
============================================================================================================================
(In thousands)                                                                                               To Be Well
                                                                           For Capital                    Capitalized Under
                                                                            Adequacy                      Prompt Corrective
                                                 Actual                     Purposes                      Action Provisions
============================================================================================================================
                                            Amount     Ratio             Amount       Ratio               Amount       Ratio
                                            ================================================================================
Total Capital (to risk weighted assets)     27,033     12.9%             16,814       >8.0%               21,018      >10.0%
Tier 1 Capital (to risk weighted assets)    24,918     11.9%              8,407       >4.0%               12,611      > 6.0%
Tier 1 Capital (to average assets)          24,918      7.9%             12,665       >4.0%               15,831      > 5.0%

As of December 31,                                                            1999
============================================================================================================================
(In thousands)                                                                                               To Be Well
                                                                           For Capital                    Capitalized Under
                                                                            Adequacy                      Prompt Corrective
                                                 Actual                     Purposes                      Action Provisions
============================================================================================================================
                                            Amount     Ratio             Amount       Ratio               Amount       Ratio
                                            ================================================================================
Total Capital (to risk weighted assets)     26,508     13.2%             16,090       >8.0%               20,113      >10.0%
Tier 1 Capital (to risk weighted assets)    24,537     12.2%              8,045       >4.0%               12,068      > 6.0%
Tier 1 Capital (to average assets)          24,537      8.2%             12,024       >4.0%               15,030      > 5.0%

Recent Accounting Developments

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

Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999

During the three month period ended March 31, 2000, the Registrant earned net income of $1,210,000 or $ .28 per share as compared with $953,000 or $.22 per share for the same period in 1999. Highlights for the three months ended March 31, 2000 include: (i) a $519,000 or 15.4% increase in net interest income; (ii) a $71,000 or 11.8% decrease in total other income; and (iii) a $202,000 or 8.4% increase in total other expenses over the same period in 1999. The provision for income taxes decreased $11,000 or 2.2%.

Net income for the first three months of 2000 reflects annualized returns of 19.71% on average total stockholders' equity and 1.54% on average total assets as compared to the corresponding figures for the preceding calendar year of 21.00% on average total stockholders' equity and 1.59% on average total assets. For purposes of these calculations, average stockholders' equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $519,000 or 15.4% for the current three month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $255,649,000 in the first three months of 1999 to $291,515,000 for the comparable period in 2000, a 14.0% increase. Average interest bearing liabilities increased 11.2% to $203,048,000 in 2000 from $182,634,000 for the same period last year. The yield on average interest earning assets for the current three month period increased to 8.0% from 7.9% for the same period last year. The cost of average interest bearing liabilities increased to 3.4% from 3.3% during the same period in 1999. The net yield on average earning assets remained constant at 5.6% during the first three months of 1999 and 2000.

Average loans grew by $5,422,000 or 3.2% when compared to the same period in 1999. Each component of the loan portfolio contributed to the growth; however, real estate loans increased $2,379,000 or 1.7% and unsecured business and personal loans increased $2,851,000 or 10.2%. Growth in real estate loans is partially attributed to a change in holding strategy whereby a portion of originated residential mortgages are held in portfolio instead of being sold them on the secondary market. Unsecured business and personal loans increased as a result of business development efforts.

A $105,000 provision for loan losses was made during the three month period ended March 31, 2000 and 1999. The allowance for loan losses increased to $2,115,000 at March 31, 2000, as compared to $1,971,000 at December 31, 1999. As a percentage of loans, the allowance was 1.20% at March 31, 2000 and 1.15% at December 31, 1999.

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

Total other income decreased during the three month period ended March 31, 2000 by $71,000 or 11.8% over the same period last year. Service charges on deposit accounts for the three month period ended March 31, 2000 totaled $245,000, an increase of $25,000 or 11.4% over the same period last year. This increase primarily resulted from the Bank increasing fees charged on certain deposit accounts during the second quarter of 1999. Fees for other customer services for the three month period ended March 31, 2000 totaled $182,000, an increase of $1,000 or .6% over the same period last year. Merchant processing income increased due to an increase in fees resulting from a change in the pricing structure made in the second quarter of 1999 and an increase in the volume of merchant sales during 2000. This increase was partially offset by a decrease in fees collected on residential mortgage loans due to a reduction in the number of residential mortgages originated over the same period.

Other operating income for the three month period ended March 31, 2000 totaled $103,000, a decrease of $97,000 or 48.5% over the same period last year. The decrease primarily resulted from a decrease in income from the gain on the sale of mortgages of $100,000 or 70.2% to $43,000 at March 31, 2000 compared to $143,000 for the same period in 1999. While revenue from mortgage banking operations was down, corresponding expense reductions partially offset such decline.

Total other expenses increased during the three month period ended March 31, 2000 by $202,000 or 8.4% over the same period last year. The increase in salary expense of $88,000 or 7.2% is attributed to increased staffing, primarily in the item processing department which the Bank moved in house in the first quarter of 2000, and salary increases. Furniture and fixture expense decreased $17,000 or 8.9% for the three month period ended March 31, 2000 over the same period last year. This decrease is partially attributed to the reduction in depreciation expense relative to a prior year computer conversion that was fully depreciated in the fourth quarter of 1999.

Total other operating expenses for the three month period ended March 31, 2000 totaled $922,000, an increase of $123,000 or 15.4% over the same period last year. The increase is partially due to large one time expenses related to the implementation of in house item processing, statement rendering and check imaging. The increased consulting and legal fees, components of other operating expenses, are primarily attributed to the formation of a subsidiary in the second quarter of 1999. During the first quarter of 1999, the Bank incurred non recurring expenses relative to the development of training programs. Decreased personal education costs partially offset other operating expenses in the first quarter of 2000. Loan processing costs also declined from the prior year with the reduction in the number of residential mortgage loans originated over the same period.

Asset/Liability Management

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

The Company's most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Company's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loans to capital ratios. At March 31, 2000, the Company had aggregate lines of credit of $20,000,000 with correspondent banks to provide short term credit for liquidity requirements. The Company also has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow against its unencumbered residential mortgages owned by the Bank. At March 31, 2000, the Company had no such borrowings outstanding.

The Company's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes the Company has sufficient liquidity to meet its operating requirements.

Year 2000

To date no significant issues have arisen regarding the Bank's transition into the new millennium. Upgrades of its branch and back office systems to better serve its customers and improve the efficiency of its operations were accelerated in 1999 as a result of the Year 2000 issue. The total cost of these upgrades approximated $350,000.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this Management's discussion and analysis includes certain forward-looking statements, which involve risk and uncertainties, based on the beliefs, assumptions and expectations of management of the Company. Words such as "expects", "believes", "should", "plans", "will", "estimates", and variations of such similar expressions are intended to identify such forward-looking statements. The Bank's annual results could differ materially from those management expectations contemplated by the forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality and composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Bank's operations, markets, products, services and prices. In addition, the Bank assumes no duty to update forward-looking statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits

       11.0 Statement re: Computation of Per Share Earnings

       27.0 Financial Data Schedule

    b. Reports on Form 8-K

    On February 18, 2000 the registrant filed a form 8K relative to the purchase of 20,000 shares or .5% of its outstanding common stock to be held has treasury stock.

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.

Date: May 15, 2000   /s/Thomas J. Tobin
                     _________________________________
                     Thomas J. Tobin
                     President and Chief Executive Officer

Date: May 15, 2000   /s/Christopher Becker
                     __________________________________
                     Christopher Becker
                     Executive Vice President and Treasurer