Form 10-Q
period 2000-06-30
BRIDGE BANCORP INC
filed 2000-08-11
CIK 846617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

There were 4,237,597 shares of common stock outstanding as of August 11, 2000.

BRIDGE BANCORP, INC.

PART I – FINANCIAL INFORMATION

      Item 1. Financial Statements

              Unaudited Consolidated Statements of Condition as of June 30, 2000
              and  December 31, 1999

              Unaudited  Consolidated  Statements  of Income for the Three Months
              and Six Months Ended June 30, 2000 and 1999

              Unaudited Consolidated Statements of Stockholders' Equity for the Six Months
              Ended June 30, 2000

              Unaudited Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2000 and 1999

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
      Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Condition
(In thousands, except share and per share amounts)

                                                                 June 30, December 31,
                                                                     2000         1999
--------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                         $  15,657    $  11,604
Interest earning deposits with banks                                  235          417
Federal funds sold                                                 22,350        8,000
                                                                ---------    ---------
       Total cash and cash equivalents                             38,242       20,021

Investment in debt and equity securities, net:
   Securities available for sale, at fair value                   105,974       84,596
   Securities held to maturity (fair value of $5,370
   and $13,361 respectively)                                        5,371       13,373
                                                                ---------    ---------
       Total investment in debt and equity securities, net        111,345       97,969

Loans                                                             188,467      170,870
Less:
  Allowance for loan losses                                        (2,087)      (1,971)
                                                                ---------    ---------
       Loans, net                                                 186,380      168,899

Banking premises and equipment, net                                 9,321        8,466
Accrued interest receivable                                         2,013        1,857
Other assets                                                        3,721        2,832
                                                                ---------    ---------
Total Assets                                                    $ 351,022    $ 300,044
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                 $ 104,922    $  84,392
Savings, N.O.W. and money market deposits                         159,357      128,917
Certificates of deposit of $100,000 or more                        26,391       26,204
Other time deposits                                                33,964       34,809
                                                                ---------    ---------
        Total deposits                                            324,634      274,322
Accrued interest on depositors' accounts                              683          761
Other liabilities and accrued expenses                                874        1,289
                                                                ---------    ---------
Total Liabilities                                                 326,191      276,372
                                                                ---------    ---------

Stockholders' equity:
  Common stock, par value $.01 per share: Authorized:
    20,000,000 shares; issued and outstanding 4,237,597
    at 6/30/00 and 4,257,597 shares at 12/31/99                        43           43
  Surplus                                                          21,261       21,261
  Undivided profits                                                 4,675        3,233
 Less:  Treasury Stock at cost, 20,000 shares                        (320)        --
                                                                ---------    ---------
                                                                   25,659       24,537
  Accumulated other comprehensive (loss)income, net of taxes         (828)        (865)
                                                                ---------    ---------
        Total Stockholders' Equity                                 24,831       23,672
  Commitments and contingencies
                                                                ---------    ---------
Total Liabilities and Stockholders' Equity                      $ 351,022    $ 300,044
                                                                =========    =========

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Income
 (In thousands, except per share amounts)

                                                       Six months ended June 30,     Three months ended June 30,
                                                            2000            1999            2000            1999
----------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (including fee income)                           $ 8,115         $ 7,487         $ 4,203         $ 3,845
  Mortgage-backed securities                               1,794           1,104             982             548
  State and municipal obligations                            882             593             444             297
  U.S. Treasury and government agency securities             516             407             266             213
  Federal funds sold                                         361             341             175             194
  Other securities                                            36              36              18              19
  Deposits with banks                                         26              45              21              41
                                                         -------         -------         -------         -------
    Total interest income                                 11,730          10,013           6,109           5,157

Interest expense:
  Savings, N.O.W. and money market deposits                1,999           1,319           1,104             675
  Certificates of deposit of $100,000 or more                932             691             471             366
  Other time deposits                                        765             982             386             462
  Federal funds purchased                                     16            --                16            --
                                                         -------         -------         -------         -------
    Total interest expense                                 3,712           2,992           1,977           1,503
                                                         -------         -------         -------         -------
Net interest income                                        8,018           7,021           4,132           3,654
Provision for loan losses                                    105             210            --               105
                                                         -------         -------         -------         -------
Net interest income after provision for loan losses        7,913           6,811           4,132           3,549
                                                         -------         -------         -------         -------
Other income:
  Service charges on deposit accounts                        516             501             271             281
  Net securities gains                                      --               116            --               116
  Fees for other customer services                           433             412             251             231
  Other operating income                                     209             381             106             181
                                                         -------         -------         -------         -------
    Total other income                                     1,158           1,410             628             809
                                                         -------         -------         -------         -------
Other expenses:
  Salaries and employee benefits                           2,598           2,379           1,292           1,161
  Net occupancy expense                                      424             379             222             185
  Furniture and fixture expense                              378             392             203             200
  Net securities losses                                      266            --               266            --
  Other operating expenses                                 1,928           1,816           1,006           1,017
                                                         -------         -------         -------         -------
    Total other expenses                                   5,594           4,966           2,989           2,563
                                                         -------         -------         -------         -------
Income before provision for income taxes                   3,477           3,255           1,771           1,795
Provision for income taxes                                 1,017           1,135             521             628
                                                         -------         -------         -------         -------
Net income                                               $ 2,460         $ 2,120         $ 1,250         $ 1,167
                                                         =======         =======         =======         =======
Basic earnings per share                                 $  0.58         $  0.50         $  0.29         $  0.28
                                                         =======         =======         =======         =======
Diluted earnings per share                               $  0.57         $  0.49         $  0.29         $  0.27
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
 (In thousands, except share and per share amounts)

                                                                                                              Accumulated
                                                                                                                    Other
                                                 Common Stock          Comprehensive  Undivided   Treasury  Comprehensive
                                              Shares   Amount  Surplus        Income    Profits      Stock         Income     Total
                                           -----------------------------------------------------------------------------------------

                                           ===========================              ================================================

Balance at December 31, 1999               4,257,597      $43  $21,261                   $3,233      $   0          ($865)  $23,672
Net income                                      --        --      --          $2,460      2,460       --             --       2,460
Purchase of  Treasury Stock                  (20,000)     --      --                                  (320)                    (320)
Cash dividends declared, $.24 per share                                                  (1,018)                             (1,018)
Net change in  unrealized (depreciation)/
  appreciation in securities available for      --        --      --              37       --         --               37        37
   sale, net of tax
                                                                      --------------
Comprehensive Income                            --        --      --          $2,497       --         --             --        --
                                           ---------------------------==============------------------------------------------------
Balance at June 30, 2000                   4,237,597      $43  $21,261                  $ 4,675      ($320)         ($828)  $24,831
                                           =========================================================================================

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows
(In thousands)

Six months ended June 30,                                                        2000            1999
-----------------------------------------------------------------------------------------------------
Operating activities:
  Net Income                                                                 $  2,460        $  2,120
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                                   105             210
      Depreciation and amortization                                               382             375
      Accretion of discounts                                                      (53)           (184)
      Amortization of premiums                                                     73             288
      Net securities losses (gains)                                               266            (166)
      (Increase) in accrued interest receivable                                  (156)           (121)
      Deferred income taxes                                                        43            --
      (Increase) in other assets                                                 (958)           (537)
      (Decrease) in accrued and other liabilities                                (534)           (926)
                                                                             --------        --------
Net cash provided by operating activities                                       1,628           1,109
                                                                             --------        --------
Investing activities:
  Purchases of securities available for sale                                  (29,355)        (21,601)
  Purchases of securities held to maturity                                     (3,181)         (2,363)
  Proceeds from sales of securities available for sale                          4,386           6,836
  Proceeds from maturing securities available for sale                            785             125
  Proceeds from maturing securities held to maturity                           11,183           3,119
  Proceeds from principal payments on mortgage-backed securities                2,584           6,001
  Net  (increase) in loans                                                    (17,587)         (1,994)
  Purchases of banking premises and equipment, net of deletions                (1,237)           (144)
                                                                             --------        --------
Net cash used by investing activities                                         (32,422)        (10,021)
                                                                             --------        --------
Financing activities:
  Net increase in deposits                                                     50,312          31,297
  Purchase of treasury stock                                                     (320)           --
  Net proceeds from exercise of stock options
         issued pursuant to equity incentive plan                                --               156
  Cash dividends paid                                                            (977)         (1,484)
                                                                             --------        --------
Net cash provided by financing activities                                      49,015          29,969
                                                                             --------        --------
Increase in cash and cash equivalents                                          18,221          21,057
Cash and cash equivalents beginning of period                                  20,021          14,282
                                                                             --------        --------
Cash and cash equivalents end of period                                      $ 38,242        $ 35,339
                                                                             ========        ========
Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                                 $  3,790        $  3,655
    Income taxes                                                             $  1,225        $  1,224
 Noncash investing and financing activities:
    Dividends declared and unpaid                                            $    509        $    425

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The Bank has one subsidiary that was formed on May 14, 1999, Bridgehampton Community Inc., a passive Real Estate Investment Trust (REIT). The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to current year presentations. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

2. Earnings Per Share

For the six months ended June 30, 2000 and 1999, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,266,107 and 4,275,843, respectively. For the six months ended June 30, 2000 and 1999, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,244,081 and 4,246,931, respectively. For the three months ended June 30, 2000 and 1999, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,258,370 and 4,276,683 respectively. For the three months ended June 30, 2000 and 1999, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,237,597 and 4,249,047, respectively. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive stock options.

3. Repurchased Stock

On February 16, 2000 the Company announced that its Board of Directors approved a stock repurchase. The Company purchased 20,000 shares in an open market transaction. The repurchased shares are being held as Treasury Stock.

4. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                                            06/30/00                            12/31/99
--------------------------------------------------------------------------------------------------------
(In thousands)                                             Estimated                           Estimated
                                       Amortized                Fair        Amortized               Fair
                                            Cost               Value             Cost              Value
                                       =================================================================
Available for sale:
  U.S. Treasury securities              $  7,058            $  7,053          $ 8,078            $ 8,111
  Oblig. of U.S. Government agencies       8,916               8,805            4,984              4,912
  Oblig. of NY State & pol.subs.          31,615              31,204           28,489             28,114
  Mortgage-backed securities              59,788              58,912           44,511             43,459
                                       -----------------------------------------------------------------
    Total available for sale            $107,377            $105,974          $86,062            $84,596
                                       -----------------------------------------------------------------
Held to maturity:
  Oblig. of NY State & pol.subs.        $  4,288            $  4,287          $12,290            $12,278

Non marketable Equity securities:
  Federal Reserve Bank Stock            $     36            $     36          $    36            $    36
  Federal Home Loan Bank Stock             1,047               1,047            1,047              1,047
                                       -----------------------------------------------------------------
    Total held to maturity              $  5,371            $  5,370          $13,373            $13,361
                                       -----------------------------------------------------------------
Total debt and equity securities        $112,748            $111,344          $99,435            $97,957
                                       =================================================================

5. Loans

Loans are summarized as follows:
                                           06/30/00           12/31/99
----------------------------------------------------------------------
(In thousands)
Real Estate Loans                          $154,588           $141,479
Unsecured business and personal loans        32,049             27,869
Secured business and personal loans           1,153              1,086
Installment/consumer loans                      892                675
                                           ---------------------------
Total loans                                $188,682           $171,109
Unearned income                                (215)              (239)
                                           ---------------------------
                                           $188,467           $170,870
Allowance for loan losses                    (2,087)            (1,971)
                                           ---------------------------
Net loans                                  $186,380           $168,899
                                           ===========================

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

6. Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank's outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management's and the loan classification committee's determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee's review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended June 30, 2000, management believes the allowance for possible loan losses is adequate.

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

Changes in the allowance for possible loan losses are summarized as follows:

Period ended,                                     06/30/00       12/31/99       06/30/99
----------------------------------------------------------------------------------------
(In thousands)
Allowance for loan losses
  balance at beginning of period                   $ 1,971        $ 1,713        $ 1,713

Charge-offs:
Real estate loans                                        9            170            --
Unsecured business & personal loans                     62             39             16
Secured business & personal loans                      --             --             --
Installment/consumer loans                              21             62             31
                                                  --------------------------------------
   Total                                                92            271             47

Recoveries:
Real estate loans                                       55            --             --
Unsecured business & personal loans                      1              4              1
Secured business & personal loans                      --             --             --
Installment/consumer loans                              47            105             73
                                                  --------------------------------------
   Total                                               103            109             74
                                                  --------------------------------------
Net recoveries (charge-offs)                            11           (162)            27
Provision for loan losses
 charged to operations                                 105            420            210
                                                  --------------------------------------
Balance at end of period                           $ 2,087        $ 1,971        $ 1,950
                                                  ======================================
Ratio of net recoveries (charge-offs) during
  period to average loans outstanding                 0.01%        -0.10%           0.02%
                                                  ======================================

7. Asset Quality

The following table summarizes non-performing loans:
                                           06/30/00       12/31/99
------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due
  and still accruing:
  Other                                        $ 11           $  1
Nonaccrual loans:
Mortgage loans:
    Single-family residential                   418            --
    Commercial real estate                      --             300
    Construction and Land                       --             --
Other                                            18            189
                                             ---------------------
Total nonaccrual loans                          736            189
Restructured loans                              --             776
Other real estate owned, net                    --             --
                                             ---------------------
Total                                          $747           $966
                                             =====================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Bridge Bancorp, Inc. (the Company), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, has minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (the Bank), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Interest income on loans and investments is a function of the average balances outstanding and the average rates earned during a period. Interest expense is a function of the average amount of interest bearing deposits and the average rates paid on such deposits during a period. The Bank also generates other income, such as service charges on deposit accounts and income from fees for other customer services and merchant credit card processing programs. The level of its other expenses, such as employees' salaries and benefits and occupancy costs, further affects the Bank's net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company's 1999 Form 10-K.

Financial Condition

The assets of the Registrant totaled $351,022,000 at June 30, 2000, an increase of $50,978,000 or 17.0% from the year-end. This increase mainly results from an increase in cash and cash equivalents of $18,221,000 or 91.0%, an increase in available-for-sale securities of $21,378,000 or 25.3%, and an increase in net loans of $17,481,000 or 10.4%. These increases were slightly offset by a decrease in held-to-maturity securities of $8,002,000 or 59.8%. The primary source of funds for the increase in assets was derived from increased deposits of $50,312,000 or 18.3%. Demand deposits increased $20,530,000 or 24.3% over December 31, 1999. Savings, N.O.W. and money market deposits increased $30,440,000 or 23.6%. Certificates of deposit of $100,000 or more remained relatively stable with a slight increase of $187,000 or .7% over December 31, 1999. Other time deposits decreased $845,000 or 2.4% over year end. The increase in deposits is primarily attributed to continued business development efforts targeting high balance relationships.

Total stockholders' equity was $24,831,000 at June 30, 2000, an increase of 4.9% over December 31, 1999. The increase of $1,159,000 was the result of net income for the six month period ended June 30, 2000, of $2,460,000; less $320,000 for the purchase of 20,000 shares of treasury stock; less cash dividends declared of $1,018,000; and plus the net decrease in unrealized depreciation in securities available for sale, net of tax, of $37,000. Total capital before unrealized losses on available-for-sale securities increased by $1,122,000 or 4.6%. Securities held as available-for-sale may be sold in response to , or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. During the second quarter of 2000, management sold a portion of the lowest yielding securities in the available for sale investment portfolio and reinvested these funds in securities earning current market rates of return. This partial repositioning of the available for sale securities portfolio and changes in market conditions are the primary reason for the net decrease in unrealized depreciation in securities available for sale.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month and six month periods ended June 30, 2000 and 1999, respectively. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. Loan fee income for the three months ended June 30, 2000 and 1999 totaled $47,000 and $49,000, respectively. For the six months ended June 30, 2000 and 1999 loan fee income totaled $81,000 and $91,000, respectively. For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.
Six months ended June  30,                                                          2000                                   1999
================================================================================================================================
(In thousands)                                                                   Average                                 Average
                                                          Average                 Yield/          Average                 Yield/
                                                          Balance    Interest       Cost          Balance    Interest       Cost
================================================================================================================================
Interest earning assets:
  Loans (including fee income)                           $178,801      $8,115       9.1%         $168,961      $7,487       8.9%
  Mortgage backed securities                               50,723       1,794       7.1%           33,407       1,104       6.7%
  Tax exempt investment securities                         41,013       1,246       6.1%           27,084         910       6.8%
  Taxable investment securities                            16,007         516       6.5%           12,610         407       6.5%
  Federal funds sold                                       11,661         361       6.2%           14,383         341       4.8%
  Other securities                                          1,083          36       6.7%            1,083          36       6.7%
  Deposits with banks                                       1,156          26       4.5%            1,885          45       4.8%
                                                         =======================================================================
Total interest earning assets                            $300,444     $12,094       8.1%         $259,413     $10,330       8.0%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits                                $138,484      $1,999       2.9%         $114,433      $1,319       2.3%
  Certificates of deposit of $100,000
     or more                                               34,284         932       5.5%           28,957         691       4.8%
  Other time deposits                                      34,318         765       4.5%           41,358         982       4.9%
  Federal funds purchased                                     431          16       7.5%          -            -          -
                                                         =======================================================================
Total interest bearing liabilities                       $207,517      $3,712       3.6%         $184,748      $2,992       3.3%
                                                         =======================================================================
Net interest income/interest
  rate spread (1)                                                      $8,382       4.5%                       $7,338       4.8%
                                                                       =================                       =================

Net interest earning assets/net interest margin          $ 92,927                   5.6%        $  74,665                   5.7%
                                                         ========                   ====        =========                   ====

Ratio of interest earning assets to
  interest bearing liabilities                                                    144.8%                                  140.4%
                                                                                  ======                                  ======
Less: Tax equivalent adjustment                                        $(364)                                  $(317)
                                                                       ======                                  ======
Net interest income                                                    $8,018                                  $7,021
                                                                       ======                                  ======

Three months ended June 30,                                         2000                                    1999
================================================================================================================================
(In thousands)                                                                   Average                                 Average
                                                          Average                 Yield/          Average                 Yield/
                                                          Balance    Interest       Cost          Balance    Interest       Cost
================================================================================================================================
Interest earning assets:
  Loans (including fee income)                           $183,426      $4,203       9.2%         $169,184      $3,845       9.2%
  Mortgage backed securities                               54,876         982       7.2%           33,362         548       6.7%
  Tax exempt investment securities                         41,179         627       6.1%           27,282         457       6.8%
  Taxable investment securities                            16,458         266       6.5%           13,040         213       6.6%
  Federal funds sold                                       10,458         175       6.7%           15,774         194       5.0%
  Other securities                                          1,083          18       6.7%            1,083          19       7.1%
  Deposits with banks                                       1,894          21       4.5%            3,410          41       4.9%
                                                         =======================================================================
Total interest earning assets                            $309,374      $6,292       8.2%         $263,135      $5,317       8.2%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits                                $143,486      $1,104       3.1%         $116,432     $   675       2.4%
  Certificates of deposit of $100,000
     or more                                               33,483         471       5.7%           30,641         366       4.8%
  Other time deposits                                      34,155         386       4.5%           39,830         462       4.7%
  Federal funds purchased                                     862          16       7.5%          -            -          -
                                                         =======================================================================

Total interest bearing liabilities                       $211,986      $1,977       3.8%         $186,903      $1,503       3.3%
                                                         =======================================================================
Net interest income/interest
  rate spread (1)                                                      $4,315       4.4%                       $3,814       4.9%
                                                                       =================                       =================

Net interest earning assets/net interest margin          $ 97,388                   5.6%        $  76,232                   5.9%
                                                         ========                   ====        =========                   ====
Ratio of interest earning assets to
  interest bearing liabilities                                                    145.9%                                  140.8%
                                                                                  ======                                  ======
Less: Tax equivalent adjustment                                        $(183)                                  $(160)
                                                                       ======                                  ======
Net interest income                                                    $4,132                                  $3,654
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

For the Periods Ended June 30,                           Six months ended                    Three months ended
                                                          2000 Over 1999                       2000 Over 1999
(In thousands)                                       Changes Due To                       Changes Due To
=========================================================================================================================
                                                     Volume      Rate   Net Change          Volume      Rate   Net Change
Interest income on interest
   earning assets:

Loans (including loan fee income)                       453       175          628            $358    $  --          $358
Mortgage-backed securities                              618        72          690             389        45          434
Tax exempt investment securities                        596      (260)         336             459      (289)         170
Taxable investment securities                           109       --           109              75       (22)          53
Federal funds sold                                     (151)      171           20            (276)      257          (19)
Other securities                                        --        --           --              --         (1)          (1)
Deposits with banks                                     (16)       (3)         (19)            (17)       (3)         (20)
                                                     ----------------------------------------------------------------------
  Total interest earning assets                      $1,609      $155       $1,764            $988    $  (13)        $975
                                                     ----------------------------------------------------------------------
Interest expense on interest
   bearing liabilities

Savings, N.O.W.  and money market deposits              303       377          680             181       248          429
Certificates of deposit of $100,000 or more             134       107          241              36        69          105
Other time deposits                                    (159)      (58)        (217)            (58)      (18)         (76)
Federal funds purchased                                  16       --            16              16       --            16
                                                     ---------------------------------------------------------------------
   Total interest bearing liabilities                  $294      $426         $720            $175     $ 299         $474
                                                     ---------------------------------------------------------------------
Net interest income                                  $1,315     $(271)      $1,044            $813     $(312)        $501
                                                     =====================================================================

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject and is considered well capitalized.

The Bank's actual capital amounts and ratios are presented in the following table:

As of June 30,                                                                  2000
==========================================================================================================================
(In thousands)                                                                                             To Be Well
                                                                          For Capital                   Capitalized Under
                                                                           Adequacy                     Prompt Corrective
                                                  Actual                   Purposes                     Action Provisions
==========================================================================================================================
                                            Amount      Ratio           Amount        Ratio             Amount       Ratio
                                            ==============================================================================
Total Capital (to risk weighted assets)     27,746       12.3%          17,989        >8.0%             22,486      >10.0%
Tier 1 Capital (to risk weighted assets)    25,659       11.4%           8,994        >4.0%             13,492      > 6.0%
Tier 1 Capital (to average assets)          25,659        7.9%          13,052        >4.0%             16,315      > 5.0%

As of December 31,                                                              1999
==========================================================================================================================
(In thousands)                                                                                             To Be Well
                                                                          For Capital                   Capitalized Under
                                                                           Adequacy                     Prompt Corrective
                                                  Actual                   Purposes                     Action Provisions
==========================================================================================================================
                                            Amount      Ratio           Amount        Ratio             Amount       Ratio
                                            ==============================================================================
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

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2000 and 1999

During the six month period ended June 30, 2000, the Registrant earned net income of $2,460,000 or $ .57 per share as compared with $2,120,000 or $.49 per share for the same period in 1999. During the three month period ended June 30, 2000, the Registrant earned net income of $1,250,000 or $.29 per share as compared with $1,167,000 or $.27 per share for the same period in 1999. Highlights for the six months ended June 30, 2000 include: (i) a $997,000 or 14.2% increase in net interest income; (ii) a $252,000 or 17.9% decrease in total other income; and (iii) a $628,000 or 12.7% increase in total other expenses over the same period in 1999. The provision for income taxes decreased $118,000 or 10.4% over the same period last year. Highlights for the three months ended June 30, 2000 include: (i) a $478,000 or 13.1% increase in net interest income; (ii) a $181,000 or 22.4% decrease in total other income; and (iii) a $426,000 or 16.6% increase in total other expenses over the same period in 1999. The provision for income taxes decreased $107,000 or 17.0% over the same period last year.

Net income for the first six months of 2000 reflects annualized returns of 19.77% on average total stockholders' equity and 1.52% on average total assets as compared to the corresponding figures for the preceding calendar year of 21.00% on average total stockholders' equity and 1.59% on average total assets. For purposes of these calculations, average stockholders' equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $997,000 or 14.2% for the current six month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $259,413,000 in 1999 to $300,444,000 for the comparable period in 2000, a 15.8% increase. Average interest bearing liabilities increased 12.3% to $207,517,000 in 2000 from $184,748,000 for the same period last year. The yield on average interest earning assets at June 30, 2000 increased to 8.1% from 8.0% during the same period in 1999. The cost of average interest bearing liabilities increased to 3.6% from 3.3% during the same period in 1999. The net yield on average earning assets decreased to 5.6% from 5.7% during the same period last year.

Net interest income increased by $478,000 or 13.1% for the current three month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $263,135,000 in 1999 to $309,374,000 for the comparable period in 2000, a 17.6% increase. Average interest bearing liabilities increased 13.4% to $211,986,000 in 2000 from $186,903,000 for the same period last year. The yield on average interest earning assets remained constant at 8.2% for the three month periods ended June 30, 1999 and 2000. The cost of average interest bearing liabilities increased to 3.8% from 3.3% during the same period in 1999. The net yield on average earning assets decreased to 5.6% from 5.9% during the same period last year.

Average loans grew by $9,840,000 or 5.8% when compared to the same period in 1999. Each component of the loan portfolio contributed to the growth; however, real estate loans increased $15,363,000 or 11.0% and unsecured business and personal loans increased $3,065,000 or 10.6%. Growth in real estate loans is partially attributed to a change in holding strategy whereby a portion of originated residential mortgages are held in portfolio instead of being sold on the secondary market. Unsecured business and personal loans increased as a result of business development efforts.

The performance of the loan portfolio continued to be strong through June 30, 2000 with net recoveries of $11,000. Since December 31, 1999 non-performing loans decreased 22.7% from $966,000 to $747,000, representing 0.40% of loans, net, at June 30, 2000. As the Company had no foreclosed real estate at quarter's end, total non-performing assets represented 0.21% of total assets at the corresponding date.

No provision for loan losses was recorded in the second quarter of 2000. The reasons for this action lie in the level of coverage provided by the current allowance for loan losses, and in the historic and current quality of the Company's loan portfolio. A $105,000 provision for loan losses was made during the same period in 1999. The provision for loan losses made during the six month period ended June 30, 2000 totaled $105,000 compared to a $210,000 provision for the same period in 1999. The allowance for loan losses increased to $2,087,000 at June 30, 2000, as compared to $1,971,000 at December 31, 1999. As a percentage of loans, the allowance was 1.11% at June 30, 2000 and 1.15% at December 31, 1999.

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank's outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management's and the loan classification committee's determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee's review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended June 30, 2000, management believes the allowance for possible loan losses is adequate.

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

Total other income decreased during the three month period ended June 30, 2000 by $181,000 or 22.4% over the same period last year. For the six month period ended June 30, 2000 total other income decreased $252,000 or 17.9% over the same period last year. Service charges on deposit accounts for the three month period ended June 30, 2000 totaled $271,000, a decrease of $10,000 or 3.6% over the same period last year. Service charges on deposit accounts for the six month period ended June 30, 2000 totaled $516,000, an increase of $15,000 or 3.0% over the same period last year. Fees for other customer services for the three month period ended June 30, 2000 totaled $251,000, an increase of $20,000 or 8.7% over the same period last year. Fees for other customer services for the six month period ended June 30, 2000 totaled $433,000, an increase of $21,000 or 5.1% over the same period last year. Merchant processing income increased due to an increase in fees resulting from a change in the pricing structure made in the second quarter of 1999 and an increase in the volume of merchant sales during 2000. This increase was partially offset by a decrease in fees collected on residential mortgage loans due to a reduction in the number of residential mortgages originated over the same period. Decreases in other income were partially offset by fees received through the new debit card product introduced during the third quarter of 1999, and fee income recognized as a result of a referral relationship with another institution to provide wealth management services to the Bank's customers.

Other operating income for the three month period ended June 30, 2000 totaled $106,000, a decrease of $75,000 or 41.4% over the same period last year. Other operating income for the six month period ended June 30, 2000 totaled $209,000, a decrease of $172,000 or 45.1% over the same period last year. The decrease primarily resulted from a decrease in income from the gain on the sale of mortgages of $91,000 or 72.8% to $43,000 for the three month period ended June 30, 2000. For the six month period ended June 30, 2000 income from the gain on the sale of mortgages decreased $191,000 or 71.5% to $76,000. While revenue from mortgage banking operations was down, corresponding expense reductions partially offset such decline.

Total other expenses increased during the three month period ended June 30, 2000 by $426,000 or 16.6% over the same period last year. For the six month period ended June 30, 2000 total other expenses increased $628,000 or 12.7% over the same period last year. Salary and benefit expense increased $131,000 or 11.3% for the three month period ended June 30, 2000 over the same period last year. For the six month period ended June 30, 2000 salary and benefit expense increased $219,000 or 9.2% over the same period last year. The increase in salary expense is attributed to increased staffing, primarily in the item processing department that the Bank moved in house in the first quarter of 2000, and salary increases. Net occupancy expenses increased $37,000 or 20.0% during the three month period ended June 30, 2000, and these expenses increased $45,000 or 11.9% for the six month period ended June 30, 2000, over the same period last year. These increases result from the leasing of space for the new branch offices in Greenport, opened during the second quarter, and Sag Harbor which is scheduled to open in the third quarter. Furniture and fixture expense for the three month period ended June 30, 2000 increased $3,000 or 1.5% over the same period last year. For the six month period ended June 30, 2000 furniture and fixture expense decreased $14,000 or 3.6% over the same period last year. The increase in the three month period is primarily attributed to depreciation expense related to new branch opening in Greenport and the new item processing department in the Main Office. This decrease for the six month period is partially attributed to the reduction in depreciation expense due to a prior year computer conversion being fully depreciated by the fourth quarter of 1999.

During the second quarter of 2000, management sold a portion of the lowest yielding securities in the available for sale investment portfolio and reinvested these funds in securities earning current market rates of return. The net loss recognized on this sale was $266,000.

Total other operating expenses for the three month period ended June 30, 2000 totaled $1,006,000, a decrease of $11,000 or 1.1% over the same period last year. For the six month period ended June 30, 2000 total other operating expenses totaled $1,928,000 an increase of $112,000 or 6.2% over the same period last year. The increase is partially due to large one time expenses related to the implementation of in house item processing, statement rendering and check imaging. Decreased item processing expenses paid to a vendor partially offset these costs. Also attributable to this increase is a change in the processing of the merchant credit card program, as well as increased marketing and business development costs attributed to the opening of two new branches. During the first half of 1999, the Bank incurred non recurring expenses relative to the development of training programs. Additionally in the second quarter of 1999 the Bank began incurring one time expenses due to the formation of a subsidiary. Reduction of these expenses in the current year partially offset the other increases in other operating expenses.

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

The Company's most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Company's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loans to capital ratios. At June 30, 2000, the Company had aggregate lines of credit of $20,000,000 with correspondent banks to provide short term credit for liquidity requirements. The Company also has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow against unencumbered residential mortgages owned by the Bank. At June 30, 2000, the Company had no such borrowings outstanding.

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

   None

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.

Date: August 11, 2000   /s/Thomas J. Tobin
                        _________________________________
                        Thomas J. Tobin
                        President and Chief Executive Officer

Date: August 11, 2000   /s/Christopher Becker
                        __________________________________
                        Christopher Becker
                        Executive Vice President and Treasurer