Form 10-Q
period 2000-09-30
BRIDGE BANCORP INC
filed 2000-11-14
CIK 846617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

There were 4,217,597 shares of common stock outstanding as of November 14, 2000.

BRIDGE BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

                 Unaudited Consolidated Statements of Condition as of September 30, 2000
                 and  December 31, 1999

                 Unaudited  Consolidated  Statements  of Income for the Three Months and Nine
                 Months Ended September 30, 2000 and 1999

                 Unaudited Consolidated Statements of Stockholders' Equity for the Nine Months
                 Ended September 30, 2000

                 Unaudited Consolidated Statements of Cash Flows for the Nine Months
                 Ended  September 30, 2000 and 1999

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
      Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Condition
(In thousands, except share and per share amounts)

                                                                   September 30,      December 31,
                                                                            2000              1999
--------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                $  16,586         $  11,604
Interest earning deposits with banks                                          68               417
Federal funds sold                                                        29,500             8,000
                                                                       ---------         ---------
       Total cash and cash equivalents                                    46,154            20,021

Investment in debt and equity securities, net:
   Securities available for sale, at fair value                          125,433            84,596
   Securities held to maturity (fair value of $9,208
   and $13,361 respectively)                                               9,205            13,373
                                                                       ---------         ---------
       Total investment in debt and equity securities, net               134,638            97,969

Loans                                                                    190,018           170,870
Less:
  Allowance for loan losses                                               (2,091)           (1,971)
                                                                       ---------         ---------
       Loans, net                                                        187,927           168,899

Banking premises and equipment, net                                        9,278             8,466
Accrued interest receivable                                                2,410             1,857
Other assets                                                               1,751             2,832
                                                                       ---------         ---------
Total Assets                                                           $ 382,158         $ 300,044
                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                        $ 107,079         $  84,392
Savings, N.O.W. and money market deposits                                187,037           128,917
Certificates of deposit of $100,000 or more                               25,816            26,204
Other time deposits                                                       33,067            34,809
                                                                       ---------         ---------
        Total deposits                                                   352,999           274,322
Accrued interest on depositors' accounts                                     785               761
Other liabilities and accrued expenses                                     1,745             1,289
                                                                       ---------         ---------
Total Liabilities                                                        355,529           276,372
                                                                       ---------         ---------
Stockholders' equity:
   Common stock, par value $.01 per share: Authorized:
   20,000,000 shares; issued andoutstanding 4,237,597
   at 9/30/00 and 4,257,597 shares at 12/31/99                                43                43
  Surplus                                                                 21,261            21,261
  Undivided profits                                                        5,719             3,233
 Less:  Treasury Stock at cost, 20,000 shares                               (320)             --
                                                                       ---------         ---------
                                                                          26,703            24,537
  Accumulated other comprehensive (loss)income, net of taxes                 (74)             (865)
                                                                       ---------         ---------
        Total Stockholders' Equity                                        26,629            23,672
  Commitments and contingencies                                        ---------         ---------
Total Liabilities and Stockholders' Equity                             $ 382,158         $ 300,044
                                                                       =========         =========

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Income
 (In thousands, except per share amounts)

                                                Three months ended September 30,   Nine months ended September  30,
                                                           2000             1999               2000            1999
-------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (including fee income)                           $ 4,410         $ 3,704            $12,525         $11,191
  Mortgage-backed securities                               1,146             867              2,940           1,971
  State and municipal obligations                            454             333              1,336             926
  U.S. Treasury and government agency securities             275             220                791             627
  Federal funds sold                                         428             198                782             539
  Other securities                                            18              18                 54              54
  Deposits with banks                                        115              46                148              91
                                                         -------         -------            -------         -------
    Total interest income                                  6,846           5,386             18,576          15,399

Interest expense:
  Savings, N.O.W. and money market deposits                1,698             800              3,697           2,119
  Certificates of deposit of $100,000 or more                404             341              1,336           1,032
  Other time deposits                                        407             388              1,172           1,370
  Federal funds purchased                                   --              --                   16            --
                                                         -------         -------            -------         -------
    Total interest expense                                 2,509           1,529              6,221           4,521
                                                         -------         -------            -------         -------
Net interest income                                        4,337           3,857             12,355          10,878
Provision for loan losses                                   --               105                105             315
                                                         -------         -------            -------         -------
Net interest income after provision for loan losses        4,337           3,752             12,250          10,563
                                                         -------         -------            -------         -------
Other income:
  Service charges on deposit accounts                        267             240                783             741
  Net securities gains                                      --              --                 --               116
  Fees for other customer services                           325             362                758             774
  Other operating income                                      83              74                292             455
                                                         -------         -------            -------         -------
    Total other income                                       675             676              1,833           2,086
                                                         -------         -------            -------         -------
Other expenses:
  Salaries and employee benefits                           1,480           1,167              4,078           3,546
  Net occupancy expense                                      225                             190649             569
  Furniture and fixture expense                              207             204                585             596
  Net securities losses                                     --              --                  266            --
  Other operating expenses                                   838             926              2,766           2,742
                                                         -------         -------            -------         -------
    Total other expenses                                   2,750           2,487              8,344           7,453
                                                         -------         -------            -------         -------
Income before provision for income taxes                   2,262           1,941              5,739           5,196
Provision for income taxes                                   709             637              1,726           1,772
                                                         -------         -------            -------         -------
Net income                                               $ 1,553         $ 1,304            $ 4,013         $ 3,424
                                                         =======         =======            =======         =======
Basic earnings per share                                 $  0.37         $  0.31            $  0.95         $  0.81
                                                         =======         =======            =======         =======
Diluted earnings per share                               $  0.37         $  0.31            $  0.94         $  0.80
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
 (In thousands, except share and per share amounts)

                                                                                                              Accumulated
                                                                                                                    Other
                                                 Common Stock          Comprehensive  Undivided   Treasury  Comprehensive
                                              Shares   Amount  Surplus        Income    Profits      Stock         Income     Total
                                           -----------------------------------------------------------------------------------------

                                           ===========================              ================================================

Balance at December 31, 1999               4,257,597      $43  $21,261                   $3,233      $   0          ($865)  $23,672
Net income                                      --        --      --          $4,013      4,013       --             --       4,013
Purchase of  Treasury Stock                  (20,000)     --      --                                  (320)                    (320)
Cash dividends declared, $.36 per share                                                  (1,527)                             (1,527)
Net change in  unrealized (depreciation)/
  appreciation in securities available for      --        --      --             791       --         --              791       791
   sale, net of tax
                                                                      --------------
Comprehensive Income                            --        --      --          $4,804       --         --              --        --
                                           ---------------------------==============------------------------------------------------
Balance at September 30, 2000              4,237,597      $43  $21,261                   $5,719      ($320)          ($74)  $26,629
                                           =========================================================================================

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows
(In thousands)

Nine months ended September 30,                                                 2000                 1999
---------------------------------------------------------------------------------------------------------
Operating activities:
  Net Income                                                                $  4,013             $  3,424
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                                  105                  315
      Depreciation and amortization                                              589                  570
      Accretion of discounts                                                     (94)                 (78)
      Amortization of premiums                                                   112                  129
      Net securities losses (gains)                                              266                 (116)
      (Increase) in accrued interest receivable                                 (553)                (444)
      Decrease in deferred income taxes                                           69                 --
      Decrease (increase) in other assets                                        463                 (233)
      Increase (decrease) in accrued and other liabilities                       439                 (623)
                                                                            --------             --------
Net cash provided by operating activities                                      5,409                2,944
                                                                            --------             --------
Investing activities:
  Purchases of securities available for sale                                 (49,602)             (52,039)
  Purchases of securities held to maturity                                    (7,880)              (6,848)
  Proceeds from sales of securities available for sale                         4,386                6,836
  Proceeds from maturing securities available for sale                         1,085                  125
  Proceeds from maturing securities held to maturity                          12,048                3,494
  Proceeds from principal payments on mortgage-backed securities               4,350                8,690
  Net  (increase) decrease in loans                                          (19,133)               2,210
  Purchases of banking premises and equipment, net of deletions               (1,401)                (376)
                                                                            --------             --------
Net cash used by investing activities                                        (56,147)             (37,908)
                                                                            --------             --------
Financing activities:
  Net increase in deposits                                                    78,677               59,416
  Purchase of treasury stock                                                    (320)                --
  Net proceeds from exercise of stock options
         issued pursuant to equity incentive plan                               --                    203
  Cash dividends paid                                                         (1,486)              (1,909)
                                                                            --------             --------
Net cash provided by financing activities                                     76,871               57,710
                                                                            --------             --------
Increase in cash and cash equivalents                                         26,133               22,746
Cash and cash equivalents beginning of period                                 20,021               14,282
                                                                            --------             --------
Cash and cash equivalents end of period                                     $ 46,154             $ 37,028
                                                                            ========             ========
Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                                $  6,196             $  5,187
    Income taxes                                                            $  1,395             $  1,802
 Noncash investing and financing activities:
    Dividends declared and unpaid                                           $    509             $    468

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The Bank has one subsidiary that was formed on May 14, 1999, Bridgehampton Community Inc., a passive Real Estate Investment Trust (REIT). The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to current year presentations. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s 1999 Annual Report on Form 10-K.

2. Earnings Per Share

For the nine months ended September 30, 2000 and 1999, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,263,959 and 4,275,902, respectively. For the nine months ended September 30, 2000 and 1999, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,241,904 and 4,248,896, respectively. For the three months ended September 30, 2000 and 1999, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,259,710 and 4,275,911, respectively. For the three months ended September 30, 2000 and 1999, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,237,597 and 4,252,715, respectively. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive stock options.

3. Repurchased Stock

On February 16, 2000 the Company announced that its Board of Directors approved a stock repurchase. The Company purchased 20,000 shares in an open market transaction. The repurchased shares are being held as Treasury Stock.

4. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                                        09/30/00                        12/31/99
------------------------------------------------------------------------------------------------
(In thousands)                                         Estimated                       Estimated
                                         Amortized          Fair         Amortized          Fair
                                              Cost         Value              Cost         Value
                                          ======================================================
Available for sale:
  U.S. Treasury securities                $  7,046      $  7,059          $  8,078      $  8,111
  Oblig. of U.S. Government agencies        11,924        11,891             4,984         4,912
  Oblig. of NY State & pol.subs             34,338        34,297            28,489        28,114
  Mortgage-backed securities                72,252        72,186            44,511        43,459
                                          ========      ========          ========      ========
    Total available for sale              $125,560      $125,433          $ 86,062      $ 84,596
                                          ========      ========          ========      ========
Held to maturity:
  Oblig. of NY State & pol.subs           $  8,122      $  8,125          $ 12,290      $ 12,278

Non marketable Equity securities:
  Federal Reserve Bank Stock              $     36      $     36          $     36      $     36
  Federal Home Loan Bank Stock               1,047         1,047             1,047         1,047
                                          ========      ========          ========      ========
    Total held to maturity                $  9,205      $  9,208          $ 13,373      $ 13,361
                                          ========      ========          ========      ========
Total debt and equity securities          $134,765      $134,641          $ 99,435      $ 97,957
                                          ========      ========          ========      ========

5. Loans

Loans are summarized as follows:
                                                       09/30/00        12/31/99
-------------------------------------------------------------------------------
(In thousands)
Real Estate Loans                                     $ 157,931       $ 141,479
Unsecured business and personal loans                    30,327          27,869
Secured business and personal loans                       1,102           1,086
Installment/consumer loans                                  805             675
                                                      -------------------------
Total loans                                           $ 190,165       $ 171,109
Unearned income                                            (147)           (239)
                                                      -------------------------
                                                      $ 190,018       $ 170,870
Allowance for loan losses                                (2,091)         (1,971)
                                                      -------------------------
Net loans                                             $ 187,927       $ 168,899
                                                      =========================

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

6. Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended September 30, 2000, management believes the allowance for possible loan losses is adequate.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments based on information available to them at the time of their examination.

Changes in the allowance for possible loan losses are summarized as follows:

Period ended,                                    09/30/00        12/31/99        09/30/99
-----------------------------------------------------------------------------------------
(In thousands)
Allowance for loan losses
  balance at beginning of period                  $ 1,971         $ 1,713         $ 1,713

Charge-offs:
Real estate loans                                       9             170            --
Unsecured business & personal loans                    62              39              37
Secured business & personal loans                    --              --              --
Installment/consumer loans                             33              62              51
                                                  ---------------------------------------
   Total                                              104             271              88

Recoveries:
Real estate loans                                      56            --              --
Unsecured business & personal loans                     1               4               4
Secured business & personal loans                    --              --              --
Installment/consumer loans                             62             105              95
                                                  ---------------------------------------
   Total                                              119             109              99
                                                  ---------------------------------------
Net recoveries (charge-offs)                           15            (162)             11
Provision for loan losses
 charged to operations                                105             420             315
                                                  ---------------------------------------
Balance at end of period                          $ 2,091         $ 1,971         $ 2,039
                                                  =======================================
Ratio of net recoveries (charge-offs) during
  period to average loans outstanding                0.01%         -0.10%            0.01%
                                                  =======================================

7. Asset Quality

The following table summarizes non-performing loans:
                                                09/30/00       12/31/99
-----------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due
  and still accruing:
  Other                                             $ 10           $  1
Nonaccrual loans:
Mortgage loans:
    Single-family residential                        311            --
    Commercial real estate                           --             300
    Construction and Land                            --             --
Other                                                130            189
                                                    -------------------
Total nonaccrual loans                               741            189
Restructured loans                                   --             776
Other real estate owned, net                         --             --
                                                    -------------------
Total                                               $751           $966
                                                    ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Bridge Bancorp, Inc. (the Company), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, has minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (the Bank), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Interest income on loans and investments is a function of the average balances outstanding and the average rates earned during a period. Interest expense is a function of the average amount of interest bearing deposits and the average rates paid on such deposits during a period. The Bank also generates other income, such as service charges on deposit accounts and income from fees for other customer services and merchant credit card processing programs. The level of its other expenses, such as employees’ salaries and benefits and occupancy costs, further affects the Bank’s net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s 1999 Form 10-K.

Financial Condition

The assets of the Registrant totaled $382,158,000 at September 30, 2000, an increase of $82,114,000 or 27.4% from the year-end. This increase mainly results from an increase in cash and cash equivalents of $26,133,000 or 130.5%, an increase in available-for-sale securities of $40,837,000 or 48.3%, and an increase in net loans of $19,028,000 or 11.3%. These increases were slightly offset by a decrease in held-to-maturity securities of $4,168,000 or 31.2%. The primary source of funds for the increase in assets was derived from increased deposits of $78,677,000 or 28.7%. Demand deposits increased $22,687,000 or 26.9% over December 31, 1999. Savings, N.O.W. and money market deposits increased $58,120,000 or 45.1%. The increase in deposits is primarily attributed to continued business development efforts targeting high balance relationships.

Total stockholders’ equity was $26,629,000 at September 30, 2000, an increase of 12.5% over December 31, 1999. The increase of $2,957,000 was the result of net income for the nine month period ended September 30, 2000, of $4,013,000; less $320,000 utilized for the purchase of 20,000 shares of treasury stock; less cash dividends declared of $1,527,000; and plus the net decrease in unrealized depreciation in securities available for sale, net of tax, of $791,000. Total capital before unrealized losses on available-for-sale securities increased by $2,166,000 or 8.8%. Securities held as available-for-sale may be sold in response to , or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. During the second quarter of 2000, management sold a portion of the lowest yielding securities in the available for sale investment portfolio and reinvested these funds in securities earning current market rates of return. This partial repositioning of the available for sale securities portfolio and changes in market conditions were the primary reason for the net decrease in unrealized depreciation in securities available for sale.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company’s average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month and nine month periods ended September 30, 2000 and 1999, respectively. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. Loan fee income for the three months ended September 30, 2000 and 1999 totaled $22,000 and $30,000, respectively. For the nine months ended September 30, 2000 and 1999 loan fee income totaled $103,000 and $121,000, respectively. For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

Nine months ended September 30,                                                      2000                                     1999
=====================================================================================================================================
(In thousands)                                                                    Average                                  Average
                                                          Average                  Yield/             Average               Yield/
                                                          Balance    Interest        Cost             Balance    Interest     Cost
=====================================================================================================================================
Interest earning assets:
  Loans (including fee income)                           $182,017     $12,525        9.2%            $168,599     $11,191     8.9%
  Mortgage backed securities                               54,697       2,940        7.2%              39,356       1,971     6.7%
  Tax exempt investment securities                         40,682       1,910        6.3%              28,256       1,390     6.6%
  Taxable investment securities                            16,268         791        6.5%              13,011         627     6.4%
  Federal funds sold                                       17,315         782        6.0%              14,761         539     4.9%
  Other securities                                          1,083          54        6.7%               1,083          54     6.7%
  Deposits with banks                                       3,165         148        6.2%               2,481          91     4.9%
                                                         =========================================================================
Total interest earning assets                            $315,227     $19,150        8.1%            $267,547     $15,863     7.9%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits                                $149,274      $3,697        3.3%            $119,086      $2,119     2.4%
  Certificates of deposit of $100,000
     or more                                               32,084       1,336        5.6%              28,452       1,032     4.8%
  Other time deposits                                      34,062       1,172        4.6%              39,779       1,370     4.6%
  Federal funds purchased                                     286          16        7.5%             -            -        -
                                                         =========================================================================

Total interest bearing liabilities                       $215,706      $6,221        3.8%            $187,317      $4,521     3.2%
                                                         =========================================================================
Net interest income/interest
  rate spread (1)                                                     $12,929        4.3%                         $11,342     4.7%
                                                                      =======      ======                         =======   ======

Net interest earning assets/net interest margin          $ 99,521                    5.5%            $ 80,230                 5.7%
                                                         ========                  =======           ========               ======

Ratio of interest earning assets to
  interest bearing liabilities                                                     146.1%                                   142.8%
                                                                                   ======                                   ======
Less: Tax equivalent adjustment                                       $ (574)                                     $ (464)
                                                                      =======                                     =======
Net interest income                                                   $12,355                                     $10,878
                                                                      =======                                     =======

Three months ended September 30,                                    2000                                        1999
=====================================================================================================================================
(In thousands)                                                                    Average                                  Average
                                                          Average                  Yield/             Average               Yield/
                                                          Balance    Interest        Cost             Balance    Interest     Cost
=====================================================================================================================================
Interest earning assets:
  Loans (including fee income)                           $188,378      $4,410        9.3%            $167,887      $3,704     8.8%
  Mortgage backed securities                               62,560       1,146        7.3%              51,058         867     6.7%
  Tax exempt investment securities                         40,028         649        6.5%              30,563         500     6.5%
  Taxable investment securities                            16,787         275        6.5%              13,800         220     6.3%
  Federal funds sold                                       28,501         428        6.0%              15,505         198     5.1%
  Other securities                                          1,083          18        6.6%               1,083          18     6.6%
  Deposits with banks                                       7,283         115        6.3%               3,652          46     5.0%
                                                         =========================================================================
Total interest earning assets                            $344,620      $7,041        8.1%            $283,548      $5,553     7.8%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits                                $170,619      $1,698        4.0%            $128,239     $   800     2.5%
  Certificates of deposit of $100,000
     or more                                               27,733         404        5.8%              27,458         341     4.9%
  Other time deposits                                      33,557         407        4.8%              36,674         388     4.2%
                                                         =========================================================================

Total interest bearing liabilities                       $231,909      $2,509        4.3%            $192,371      $1,529     3.2%
                                                         =========================================================================
Net interest income/interest
  rate spread (1)                                                      $4,532        3.8%                          $4,024     4.6%
                                                                       ======      ======                          ======   ======

Net interest earning assets/net interest margin          $112,711                    5.2%            $ 91,177                 5.6%
                                                         ========                  =======           ========               ======

Ratio of interest earning assets to
  interest bearing liabilities                                                     148.6%                                   147.4%
                                                                                   ======                                   ======
Less: Tax equivalent adjustment                                        $(195)                                      $(167)
                                                                       ======                                      ======
Net interest income                                                    $4,337                                      $3,857
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

For the Periods Ended September  30,                 Nine months ended                    Three months ended
                                                       2000 Over 1999                       2000 Over 1999
(In thousands)                                  Changes Due To                       Changes Due To
=================================================================================================================
                                                                        Net                                   Net
                                               Volume       Rate     Change          Volume       Rate     Change
Interest income on interest
   earning assets:

Loans (including loan fee income)                 920        414      1,334         $   463    $   243    $   706
Mortgage-backed securities                        818        151        969             205         74        279
Tax exempt investment securities                  625       (105)       520             167        (18)       149
Taxable investment securities                     159          5        164              48          7         55
Federal funds sold                                103        140        243             189         41        230
Other securities                                   --         --         --              --         --         --
Deposits with banks                                19         38         57              41         28         69
                                               ------------------------------------------------------------------
   Total interest earning assets               $2,644       $643    $ 3,287         $ 1,113    $   375    $ 1,488
                                               ------------------------------------------------------------------

Interest expense on interest
   bearing liabilities

Savings, N.O.W.  and money market deposits        621        957      1,578             319        579        898
Certificates of deposit of $100,000 or more       141        163        304               4         59         63
Other time deposits                              (196)        (2)      (198)           (160)       179         19
Federal funds purchased                            16         --         16              --         --         --
                                              -------------------------------------------------------------------
   Total interest bearing liabilities         $   582    $ 1,118    $ 1,700         $   163    $   817    $   980
                                              -------------------------------------------------------------------
Net interest income                           $ 2,062    $  (475)   $ 1,587         $   950    $  (442)   $   508
                                              ===================================================================

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject and is considered well capitalized.

The Bank's actual capital amounts and ratios are presented in the following table:

As of September 30,                                                             2000
==========================================================================================================================
(In thousands)                                                                                             To Be Well
                                                                          For Capital                   Capitalized Under
                                                                           Adequacy                     Prompt Corrective
                                                  Actual                   Purposes                     Action Provisions
==========================================================================================================================
                                            Amount      Ratio           Amount        Ratio             Amount       Ratio
                                            ==============================================================================
Total Capital (to risk weighted assets)     28,794       12.4%          18,507        >8.0%             23,134     > 10.0%
Tier 1 Capital (to risk weighted assets)    26,703       11.5%           9,254        >4.0%             13,881     >  6.0%
Tier 1 Capital (to average assets)          26,703        7.8%          13,612        >4.0%             17,014     >  5.0%

As of December 31,                                                              1999
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

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2000 and 1999

During the nine month period ended September 30, 2000, the Registrant earned net income of $4,013,000 or $ .94 per share as compared with $3,424,000 or $.80 per share for the same period in 1999. During the three month period ended September 30, 2000, the Registrant earned net income of $1,553,000 or $.37 per share as compared with $1,304,000 or $.31 per share for the same period in 1999. Highlights for the nine months ended September 30, 2000 include: (i) a $1,477,000 or 13.6% increase in net interest income; (ii) a $253,000 or 12.1% decrease in total other income; and (iii) a $891,000 or 12.0% increase in total other expenses over the same period in 1999. The effective income tax rate decreased to 30.07% from 34.10% for the same period last year. Highlights for the three months ended September 30, 2000 include: (i) a $480,000 or 12.4% increase in net interest income; (ii) a $1,000 or .2% decrease in total other income; and (iii) a $263,000 or 10.6% increase in total other expenses over the same period in 1999. The effective income tax rate decreased to 31.35% from 32.83% for the same period last year.

Net income for the first nine months of 2000 reflects annualized returns of 21.11% on average total stockholders’ equity and 1.57% on average total assets as compared to the corresponding figures for the preceding calendar year of 21.00% on average total stockholders’ equity and 1.59% on average total assets. For purposes of these calculations, average stockholders’ equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $1,477,000 or 13.6% for the current nine month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $267,547,000 in 1999 to $315,277,000 for the comparable period in 2000, a 17.8% increase. Average interest bearing liabilities increased 15.2% to $215,706,000 in 2000 from $187,317,000 for the same period last year. The yield on average interest earning assets at September 30, 2000 increased to 8.1% from 7.9% during the same period in 1999. The cost of average interest bearing liabilities increased to 3.9% from 3.2% during the same period in 1999. The net yield on average earning assets decreased to 5.5% from 5.7% during the same period last year.

Net interest income increased by $480,000 or 12.4% for the current three month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $283,548,000 in 1999 to $344,620,000 for the comparable period in 2000, a 21.5% increase. Average interest bearing liabilities increased 20.6% to $231,909,000 in 2000 from $192,371,000 for the same period last year. The yield on average interest earning assets for the current three month period increased to 8.1% from 7.8% over the same period last year. The cost of average interest bearing liabilities increased to 4.3% from 3.2% during the same period in 1999. The net yield on average earning assets decreased to 5.2% from 5.6% during the same period last year.

Average loans grew by $13,418,000 or 8.0% when compared to the same nine month period in 1999. Each component of the loan portfolio contributed to the growth; however, real estate loans increased $16,452,000 or 11.6% and unsecured business and personal loans increased $2,458,000 or 8.8%. Growth in real estate loans is partially attributed to a change in holding strategy whereby a portion of originated residential mortgages are held in portfolio instead of being sold on the secondary market. Unsecured business and personal loans increased as a result of business development efforts.

The performance of the loan portfolio continued to be strong through September 30, 2000 with net recoveries of $15,000. Since December 31, 1999 non-performing loans decreased 22.3% from $966,000 to $751,000, representing 0.40% of loans, net, at September 30, 2000. The Company had no foreclosed real estate at quarter’s end. Total non-performing assets represented 0.20% of total assets at the corresponding date.

Based on management’s continuing review of the overall loan portfolio and the current asset quality on the portfolio, no provision for loan losses was recorded in the third quarter of 2000. A $105,000 provision for loan losses was made during the same period in 1999. The provision for loan losses made during the nine month period ended September 30, 2000 totaled $105,000 compared to a $315,000 provision for the same period in 1999. The allowance for loan losses increased to $2,091,000 at September 30, 2000, as compared to $1,971,000 at December 31, 1999. As a percentage of loans, the allowance was 1.10% at September 30, 2000 and 1.15% at December 31, 1999.

Total investment securities increased from $97,969,000 at December 31, 1999 to $134,638,000 at September 30, 2000. The available for sale investment portfolio increased 48.3% to $125,433,000 primarily as a result of increased holdings of mortgage backed securities. Investing in mortgage backed securities generally provides stable cash flows, which may be reinvested at current market rates. The weighted average life of the mortgage backed securities portfolio was 6.63 years at September 30, 2000.

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended September 30, 2000, management believes the allowance for possible loan losses is adequate.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments based on the information available to them at the time of their examination.

Total other income remained relatively constant during the three month period ended September 30, 2000 with a decrease of only $1,000 or .2% over the same period last year. For the nine month period ended September 30, 2000 total other income decreased $253,000 or 12.1% over the same period last year. Service charges on deposit accounts for the three month period ended September 30, 2000 totaled $267,000, an increase of $27,000 or 11.3% over the same period last year. Service charges on deposit accounts for the nine month period ended September 30, 2000 totaled $783,000, an increase of $42,000 or 5.7% over the same period last year. Fees for other customer services for the three month period ended September 30, 2000 totaled $325,000, a decrease of $37,000 or 10.2% over the same period last year. This decrease is mainly attributed to a decrease in fees collected on residential mortgage loans due to a reduction in the number of residential mortgages originated during this period. Fees for other customer services for the nine month period ended September 30, 2000 totaled $758,000, a decrease of $16,000 or 2.1% over the same period last year. Merchant processing income increased during the current year due to an increase in fees resulting from a change in the pricing structure made in the second quarter of 1999 and an increase in the volume of merchant sales during 2000. This increase was partially offset by a decrease in fees collected on residential mortgage loans due to a reduction in the number of residential mortgages originated over the same period. Decreases in other income were partially offset by fees received through the new debit card product introduced during the third quarter of 1999, and fee income recognized as a result of a referral relationship with another institution to provide wealth management services to the Bank’s customers.

Other operating income for the three month period ended September 30, 2000 totaled $83,000, an increase of $9,000 or 12.2% over the same period last year. Other operating income for the nine month period ended September 30, 2000 totaled $292,000, a decrease of $163,000 or 35.8% over the same period last year. The decrease primarily resulted from a decrease in income from the gain on the sale of mortgages for the nine month period ended September 30, 2000, resulting from a change in strategy whereby a portion of originated residential mortgages are held in portfolio instead of being sold on the secondary market. While revenue from mortgage banking operations was down, corresponding expense reductions partially offset such decline.

Total other expenses increased during the three month period ended September 30, 2000 by $263,000 or 10.6% over the same period last year. For the nine month period ended September 30, 2000 total other expenses increased $891,000 or 12.0% over the same period last year. Salary and benefit expense increased $313,000 or 26.8% for the three month period ended September 30, 2000 over the same period last year. For the nine month period ended September 30, 2000 salary and benefit expense increased $532,000 or 15.0% over the same period last year. The increase in salary expense is attributed to increased staffing, primarily in the item processing department that the Bank moved in house in the first quarter of 2000, and salary increases. These salary increases were partially offset by a decrease in expenses paid to a third party provider for item processing services. Net occupancy expenses increased $35,000 or 18.4% during the three month period ended September 30, 2000, and these expenses increased $80,000 or 14.1% for the nine month period ended September 30, 2000, over the same period last year. These increases result from the leasing of space for the new branch offices in Greenport, opened during the second quarter, and Sag Harbor which is scheduled to open in the fourth quarter. Furniture and fixture expense for the three month period ended September 30, 2000 increased $3,000 or 1.5% over the same period last year. For the nine month period ended September 30, 2000 furniture and fixture expense decreased $11,000 or 1.9% over the same period last year. This decrease for the nine month period is partially attributed to the reduction in depreciation expense due to a prior year computer conversion being fully depreciated by the fourth quarter of 1999.

During the second quarter of 2000, management sold a portion of the lowest yielding securities in the available for sale investment portfolio and reinvested these funds in securities earning current market rates of return. The net loss recognized on this sale was $266,000.

Total other operating expenses for the three month period ended September 30, 2000 totaled $838,000, a decrease of $88,000 or 9.5% over the same period last year. For the nine month period ended September 30, 2000 total other operating expenses totaled $2,766,000 an increase of $24,000 or .9% over the same period last year. The increase in both periods is partially due to large one time expenses related to the implementation of in house item processing, statement rendering and check imaging. Decreased item processing expenses paid to the former vendor of these services partially offset these increased costs. Also contributing to this increase is a change in the processing of the merchant credit card program during the first quarter of 2000, as well as increased marketing and business development costs attributed to the opening of two new branches. A new branch office was opened in Greenport in April 2000, and a branch is scheduled to open in Sag Harbor during the fourth quarter. Additionally, during the first half of 1999, the Bank incurred non recurring expenses relative to the development of training programs and other one time expenses due to the formation of a subsidiary. These nonrecurring expenses were not repeated in the current year thereby partially offsetting the current nine month period’s increases in other categories of operating expenses.

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

The Company’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Company’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loans to capital ratios. At September 30, 2000, the Company had aggregate lines of credit of $20,000,000 with correspondent banks to provide short term credit for liquidity requirements. The Company also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. At September 30, 2000, the Company had no such borrowings outstanding.

The Company's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes the Company has sufficient liquidity to meet its operating requirements.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this Management’s discussion and analysis includes certain forward-looking statements, which involve risk and uncertainties, based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects”, “believes”, “should”, “plans”, “will”, “estimates”, and variations of such similar expressions are intended to identify such forward-looking statements. The Bank’s annual results could differ materially from those management expectations contemplated by the forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality and composition of the Bank’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Bank’s operations, markets, products, services and prices. In addition, the Bank assumes no duty to update forward-looking statements.

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

Not applicable

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits

      11.0 Statement re: Computation of Per Share Earnings

      27.0 Financial Data Schedule

    b. Reports on Form 8-K

        On October 17, 2000 the registrant filed a form 8K relative to the purchase of 20,000 shares or .5% of its outstanding common stock to be held as treasury stock.

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.

Date: November  14, 2000   /s/Thomas J. Tobin
                           _________________________________
                           Thomas J. Tobin
                           President and Chief Executive Officer

Date: November 14, 2000    /s/Christopher Becker
                           __________________________________
                           Christopher Becker
                           Executive Vice President and Treasurer