Form 10-K
period 2000-12-31
BRIDGE BANCORP INC
filed 2001-03-22
CIK 846617

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2000
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

The aggregate market value of the voting stock owned by non-affiliates of the Registrant as of February 22, 2001 was $68,981,276.

T  a  b  l  e    o  f     C  o  n  t  e  n  t  s

PART I

     Item 1     Business                                                   1

     Item 2     Properties                                                 3

     Item 3     Legal Proceedings                                          3

     Item 4     Submission of Matters to a Vote of Security Holders        3

PART II

     Item 5     Market for Registrant's Common Equity and Related
                Stockholder Matters                                        4

     Item 6     Selected Financial Data                                    5

     Item 7     Management's Discussion and Analysis of Financial
                Condition and Results of Operation                         6

     Item 8     Financial Statements and Supplementary Data               17

     Item 9     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                    40

PART III

     Item 10    Directors and Executive Officers of the Registrant        40

     Item 11    Executive Compensation                                    40

     Item 12    Security Ownership of Certain Beneficial Owners
                and Management                                            40

     Item 13    Certain Relationships and Related Transactions            41

PART IV

     Item 14    Exibits, Financial Statement Schedules and Reports
                on Form 8K                                                41

SIGNATURES                                                                42

EHIBIT INDEX                                                              43

PART I

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2001, dated March 9, 2001, are incorporated by reference into Part III.

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company, the sole subsidiary of which is The Bridgehampton National Bank (the “Bank”). The Registrant was organized as a New York business corporation and incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization; under the plan the former stockholders of the Bank became the stockholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock.

At present, the Registrant does not own or lease any property and has no paid employees. The Registrant uses the Bank’s space and employees without separate payment.

The Bank was established in 1910 as a national banking association and is under the supervision of the Office of the Comptroller of the Currency (the “O.C.C.”). Its headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932.

The Bank, a community-oriented financial institution, engages in full service commercial and consumer banking and limited trust business, including accepting time and demand deposits from the areas surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in commercial real estate loans, secured and unsecured commercial and consumer loans, including auto, personal, home equity, home improvement, residential mortgage, commercial construction and S.B.A. guaranteed loans. In addition, the Bank offers merchant credit and debit card processing, wealth management services, automated teller machines, cash management services, safe deposit boxes and individual retirement accounts.

The Bank employs 113 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive.

All phases of the Bank’s business are highly competitive. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence, and in some cases, a national presence. Most of these competitors are significantly larger than the Bank, and therefore have greater financial and marketing resources than those of the Bank. The Bank considers its major competition to be local commercial banks as well as other commercial banks with branches in the Bank’s market area. The Bank’s market is primarily the trade areas of the North and South Forks of Eastern Suffolk County, with concentrations in the Bridgehampton, East Hampton, Greenport, Mattituck, Montauk, Sag Harbor, Southampton, and Southold, New York areas.

REGULATION

References in this section to applicable statutes and regulations are brief summaries only, and do not purport to be complete. The reader should consult such statutes and regulations themselves for a full understanding of the details of their operation.

The Registrant is subject to the provisions of the Bank Holding Company Act (the “Act”) of 1956, as amended and to supervision by the Federal Reserve Board. The Act requires the Registrant to secure the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than the Bank, if after such acquisition, it would own or control more than 5 percent of the voting shares of such bank. Federal law also prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators.

As a bank holding company, the Registrant is required to file an annual report with the Federal Reserve Board and any additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Registrant and any or all of its subsidiaries.

Page -1-

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

With the enactment of the Gramm-Leach-Bliley Act (“the Act”) in the Spring of 2000, bank holding companies are permitted to become financial holding companies. Financial holding companies are permitted to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. To become a financial holding company the Company must file a declaration and meet the applicable requirements. To qualify, each of its subsidiary banks must be well capitalized under the FDICIA prompt corrective actions provisions, well managed, and have at least a satisfactory rating under the Community Reinvestment Act.

No prior regulatory approval will be required for a financial holding company to acquire a company other than a bank or savings association engaged in activities permitted under the Act. Activities sited under the Act as being “financial in nature” include securities underwriting and dealing, and insurance underwriting and agency activities. Activities that the Federal Reserve Board determined to be closely related to banking are also deemed to be financial in nature.

A national bank also may engage, subject to limitation on investment, in activities that are financial in nature, other than insurance underwriting, merchant banking, real estate development, and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed, and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national bank with financial subsidiaries must continue to be well capitalized and well managed to continue to engage in such activities without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in such activities unless each of the subsidiary banks of the financial holding company or the bank has at least a satisfactory Community Reinvestment Act rating.

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Bank operations are also subject to regulations of the O.C.C., the Federal Reserve Board, the FDIC, and the New York State Banking Department. The primary supervisory authority of the Bank is the O.C.C., which regularly examines the Bank.

Federal and state banking laws and regulations govern, among other things the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank must pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) expanded the Federal Reserve Board’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties that the Federal Reserve Board can assess for such practices or violations. The penalties can be as high as $1 million per day. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentrations of credit risk and the risks of non-traditional activities, as well as reflect the actual performances and expected risk of loss on multi-family mortgages. Regulations promulgated under this law also required each federal banking agency to specify the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized” and “critically under-capitalized.” Under the regulations adopted by the banking agencies, the Bank is considered “well capitalized.”

FDICIA requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “under-capitalized,” it must submit a capital restoration plan. If an institution becomes “significantly under-capitalized” or “critically under-capitalized,” additional and significant limitations are placed on the

Page -2-

institution. The capital restoration plan of an under-capitalized institution will not be accepted by the regulators unless each company “having control of” the under-capitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.”

Under FDICIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of 5% of the institution’s assets at the time it became under-capitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDICIA grants powers to the bank regulators in situations where an institution becomes “significantly” or “critically under-capitalized” or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a merger or to divest the troubled institution or other affiliates.

Additionally, Federal Reserve Board policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. Failure to meet the capital guidelines may result in implementation by the Federal Reserve Board of appropriate supervisory or enforcement actions.

The prompt corrective action provisions of FDICIA reflect the same concerns which gave rise to a position adopted by the Federal Reserve Board known as the “source of strength doctrine,” which is based on the Federal Reserve Board’s Regulation Y. Regulation Y directs bank holding companies to “serve as a source of financial and managerial strength” to their subsidiary banks, and bars them from engaging in unsafe and unsound practices.

Item 2. Properties

Facilities of the Registrant are located at 2200 Montauk Highway, Bridgehampton, New York in the Bank’s Main Office building. As such, the Registrant itself has no physical properties.

The Bank’s Main Office is owned in fee. The Bank also owns the building which houses its Southold Branch located at 54790 Main Road, Southold, New York. The Bank leases seven additional properties as branch locations at 425 County Road 39, Southampton, New York; 26 Park Place, East Hampton, New York; Main Road, Mattituck, New York; 218 Front Street, Greenport, New York; 94 Main Street, Southampton, New York; 2 Bay Street, Sag Harbor, New York; and 1 The Plaza, Montauk, New York. The Bank leases additional space at 184 Old Country Road, Riverhead, New York formerly used as a residential mortgage center. The Bank is currently subletting this space.

It is the opinion of management of the Company that the current facilities are suitable and adequate at the present time.

Item 3. Legal Proceedings

The Bank, and two present executive officers and one former executive officer, have been named as defendants in a lawsuit that was filed on February 18, 1999 by two former employees in Suffolk County Supreme Court. The plaintiffs assert causes of action in connection with their employment, conduct of loan and banking transactions, and subsequent termination or resignation. The plaintiffs seek compensatory and punitive damages. In the opinion of management at the present time, after consultation with legal counsel, the lawsuit is without merit and the ultimate outcome of this matter is not expected to have a material adverse effect on the Company’s results of operations, business operations or consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None

Page -3-

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK INFORMATION

The Company’s common stock is traded on the NASDAQ over the counter bulletin board market under the symbol “BDGE”. The following table details the quarterly high and low prices of the Company’s common stock and the dividends declared for such periods.

At December 31, 2000 the Company had approximately 723 holders of its common stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

COMMON STOCK INFORMATION

                                         Stock Prices                  Dividends
                                     High             Low               Declared
By Quarter 2000
First                                $20.000         $15.000               $0.12
Second                               $17.000         $15.500               $0.12
Third                                $17.125         $16.000               $0.12
Fourth                               $17.250         $16.000               $0.13

                                         Stock Prices                  Dividends
                                     High             Low               Declared
By Quarter 1999
First                                $23.500         $18.750               $0.10
Second                               $21.500         $18.250               $0.10
Third                                $21.750         $18.500               $0.11
Fourth                               $22.000         $19.000               $0.11

Page -4-

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

December 31,                                                2000          1999             1998          1997             1996
Selected Financial Data:
Securities available for sale                           $114,454      $ 84,596         $ 69,443     $  60,190         $ 57,779
Securities held to maturity/for investment                12,397        13,373            5,052        11,812            6,262
Loans, net                                               198,992       168,899          166,983       137,243          117,643
Total assets                                             354,642       300,044          266,951       233,112          204,614
Total deposits                                           313,379       274,322          241,531       203,697          184,847
Total stockholders' equity  (4)                           28,788        23,672           22,232        19,451           16,926

Year Ended December 31,
Selected Operating Data:
Total interest income (including fee income)            $ 25,458      $ 21,056         $ 19,019      $ 17,224         $ 15,501
Total interest expense                                     8,753         6,135            5,978         5,543            5,072

Net interest income                                       16,705        14,921           13,041        11,681           10,429
Provision for loan losses                                    105           420              425           410              330

Net interest income after provision
      for loan losses                                     16,600        14,501           12,616        11,271           10,099
Total other income                                         2,546         2,669            3,005         4,323(2)         2,422
Total other expenses                                      11,046        10,016            9,637         9,067            7,960

Income before income taxes                                 8,100         7,154            5,984         6,527(2)         4,561
Provision for income taxes                                 2,464         2,387            2,089         2,332            1,555

Net income                                              $  5,636     $   4,767         $  3,895     $   4,195(2)      $  3,006

December 31,
Selected Financial Ratios and Other Data:
Return on average equity  (1)                             21.86%        21.00%           19.19%        23.08%(2)        18.84%
Return on average assets  (1)                              1.62%         1.59%            1.51%         1.86%(2)         1.51%
Equity to assets (1)                                       7.77%         8.15%            8.00%         8.00%            8.07%
Dividend payout ratio                                     36.83%        37.47%           38.05%        47.00%(2)        32.87%
Diluted earnings per share  (3)                            $1.32         $1.11            $0.91         $0.99(2)             -
Basic earnings per share  (3)                              $1.33         $1.12            $0.92         $0.99(2)         $0.70
Cash dividends declared per common share  (3)              $0.49         $0.42            $0.35         $0.47(2)         $0.23

(1) For purposes of these calculations, average stockholders’ equity and average assets exclude the effect of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

(2) On June 17, 1997, the Bank sold its former headquarters building resulting in a gain, net of taxes, of approximately $829,000. Return on average equity excluding this gain, net of taxes, was 18.52%. Return on average assets excluding this gain, net of taxes, was 1.49%. On December 15, 1997 the Bank declared a one time special dividend of approximately $845,000, or $.20 per share, paying out this gain to the shareholders.

(3) On July 20, 1998, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable August 31, 1998, to stockholders of record as of August 19, 1998. As a result, $14,439,990 was transferred from Undivided Profits and Capital Surplus at August 19, 1998 to reflect the issuance. On April 15, 1997, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable on May 30, 1997 to stockholders of record as of May 1, 1997. As a result, $4,801,000 was transferred from Undivided Profits and Capital Surplus at May 1, 1997 to reflect the issuance. All per share amounts have been adjusted to reflect the effects of these splits.

Page -5-

(4) The equity section of the balance sheet also reflects the decrease in the par value of the Company’s Common Stock from a par value of Five Dollars ($5.00) per share to a par value of One Cent ($0.01) per share. This change was authorized by the Board of Directors and adopted by the Shareholders at the Company’s April 19, 1999 annual meeting. The change was effectuated during the second quarter of 1999 by filing an amendment to the Company’s certificate of incorporation. Such reduction in par value permitted the Company to decrease its stated capital by approximately $21,203,000. Capital surplus increased by approximately $21,203,000, thereby providing the Company with the ability to allow payments of dividends from surplus if deemed advisable or necessary by the Board of Directors. Capital surplus has not been restated for prior periods. It should be realized, however, that as a practical matter the Company would only have the ability to pay out a moderate proportion of the aggregate increase in capital surplus as dividends since there are regulatory restrictions on the payment of dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Bridge Bancorp, Inc. (the Company), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, had minimal results of operations for 2000, 1999 and 1998. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly-owned subsidiary, The Bridgehampton National Bank (the Bank), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. Interest income on loans and investments is a function of the average balances outstanding and the average rates earned during a period. Interest expense is a function of the average amount of interest bearing deposits and the average rates paid on such deposits during a period. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs. The Bank’s net income is further affected by the level of its other expenses, such as employees’ salaries and benefits, and occupancy and equipment costs. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the notes thereto and the other financial information included elsewhere in this filing.

FINANCIAL CONDITION

The assets of the Company totaled $354,642,000 at December 31, 2000, an increase of $54,598,000 or 18.2% from the previous year end. This increase mainly results from an increase in gross loans of $30,222,000 or 17.7% and an increase in debt and equity securities of $28,882,000 or 29.5%. These increases were slightly offset by a decrease in cash and cash equivalents of $3,977,000 or 19.9% from the previous year end.

Total loans grew $30,093,000 or 17.6% since fiscal year end 1999. Each component of the loan portfolio contributed to the growth; however, real estate loans increased $24,410,000 or 17.3% and unsecured business and personal loans increased $5,422,000 or 19.5%. Growth in real estate loans is partially attributed to a change in holding strategy whereby a portion of originated residential mortgages are held in portfolio instead of being sold on the secondary market. Unsecured business and personal loans increased as a result of business development efforts.

Total investment securities increased from $97,969,000 at December 31, 1999 to $126,851,000 at December 31, 2000. The available for sale investment portfolio increased 35.2% to $114,454,000 primarily as a result of increased holdings of mortgage backed securities. Investing in mortgage backed securities generally provides stable cash flows, which may be reinvested at current market rates. The weighted average life of the mortgage backed securities portfolio was 6.32 years at December 31, 2000.

The source of funds for the increase in assets was derived from increased deposits of $39,057,000 or 14.2%. Demand deposits increased $15,587,000 or 18.5%. This increase is attributed to growth in deposits associated with business development efforts and merchant processing activity. Savings, N.O.W. and money market deposits increased $29,987,000 or 23.3%. These increases were slightly offset by a decrease in certificates of deposit of $100,000 or more of $4,312,000 or 16.5% and a decrease in other time deposits of $2,205,000 or 6.3% over December 31, 1999. The increase in Savings, N.O.W. and money market deposits is attributed to continued marketing of a money market product targeted to high balance accounts and aggressive business development efforts in new and existing markets.

Total stockholders’ equity was $28,788,000 at December 31, 2000, an increase of 21.6% over December 31, 1999. The increase of $5,116,000 was the result of undistributed net income for the year ended December 31, 2000, of $5,636,000; less cash dividends declared of $2,076,000; less the purchase price of 40,000 shares of common stock which was acquired and is now held as treasury stock at a cost of $653,000; and plus the net increase in unrealized appreciation in securities available for sale, net of tax, of $2,209,000. Securities held as available-for-sale may be sold in response to, or in anticipation of, changes in interest rates and

Page -6-

resulting prepayment risk, or other factors. During the second quarter of 2000, management sold a portion of the lowest yielding securities in the available for sale investment portfolio and reinvested these funds in securities earning then current market rates of return. This partial repositioning of the available for sale securities portfolio and changes in market conditions were the primary reason for the net increase in unrealized appreciation in securities available for sale. Management has determined such appreciation to be temporary, and does not expect future sales of such securities to result in material gains and thus a material impact on results of operations.

STOCK SPLITS

On July 20, 1998, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable August 31, 1998 to stockholders of record as of August 19, 1998. The stock split increased outstanding common shares from 1,411,599 to 4,234,797. Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from undivided profits and capital surplus to common stock the par value of additional shares resulting from the stock split. In addition, all references in the Consolidated Financial Statements and Notes thereto to number of shares, per share amounts, stock option data and market prices of the common stock have been restated giving retroactive recognition to the stock split.

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

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits, and the credit quality of the portfolio. Management’s asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, maintain adequate liquidity, and reduce vulnerability of its operations to changes in interest rates.

The Company’s Asset/Liability Committee, comprised of members of senior management and the Board, meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management which are reviewed and approved by the full Board of Directors.

As measured by the Interest Sensitivity Gap Table, the Company’s estimated one year cumulative interest sensitivity gap (the difference between assets and liabilities that reprice or mature within such period) was a negative $50,432,000, or (14.22)% of total assets. A gap is considered negative when interest rate sensitive liabilities maturing or repricing within a specified time period exceed the amount of interest rate sensitive assets repricing or maturing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a specified time frame exceeds the amount of interest rate sensitive liabilities repricing or maturing within that same time period. In a rising rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yields of its assets and thus a decrease in the institution’s net interest income, whereas an institution with a positive gap would generally be expected to experience the opposite results. Conversely, during a period of falling rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The economic environment continually presents uncertainties as to future interest rate trends. The Asset/Liability Committee regularly monitors the cumulative gap position, in addition to utilizing a model that projects net interest income based on increasing or decreasing interest rates, in order to be able to respond to changes in interest rates by adjusting the gap position. Given the Company’s existing liquidity position and its ability to sell securities from its available for sale portfolio, the Asset/Liability Committee believes that its negative gap position will have no material adverse effect on its liquidity position.

Page -7-

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2000, which are anticipated by the Bank, using certain assumptions based on historical experience and other data available to management, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or contractual maturity of the asset or liability. This table does not necessarily indicate the impact of general interest rate movements on the Bank’s net interest income because actual repricing of various assets and liabilities is subject to customer discretion and competitive and other pressures and, therefore, actual experience may vary from that indicated.

                                                                 Over Three      Over Six        Over One
Year Ended                                            Three          Months        Months            Year
December 31, 2000                                    Months         Through       Through         Through           Over
(In thousands, except financial ratios)             or Less      Six Months      One Year      Five Years     Five Years       Total

Interest earning assets:
   Investment in debt and equity securities (1)   $   4,536      $   10,488    $    7,848        $ 51,081       $ 50,685    $124,638
   Total loans (2)                                   71,514           6,051        12,277          84,494         26,754     201,090

       Total Interest Earning Assets              $  76,050      $   16,539    $   20,125        $135,575       $ 77,439    $325,728

Interest bearing liabilities:
   Savings, N.O.W. and money  market accounts     $ 109,710      $        -    $        -        $      -       $ 49,195    $158,905
   Certificates of deposit                           26,288           9,585         7,863          10,726             33      54,495
   Overnight borrowings                               9,700               -             -               -              -       9,700

       Total Interest Bearing Liabilities         $ 145,698      $    9,585    $    7,863        $ 10,726       $ 49,228    $223,100

Interest Sensitivity Gap Per Period               $(69,648)      $    6,954    $   12,262        $124,849       $ 28,211    $102,628

Cumulative Interest Sensitivity Gap               $(69,648)      $ (62,694)    $ (50,432)        $ 74,417       $102,628

Gap to Total Assets                                (19.64)%        (17.68)%      (14.22)%          20.98%         28.94%

(1) Investment in debt and equity securities is shown excluding the fair value depreciation of $2,251,000, before tax, due to the application of SFAS No. 115. Investment in debt and equity securities includes interest earning deposits with banks of $39,000.

(2) For the purpose of this table, nonaccrual loans of approximately $769,000 have been included.

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

Page -8-

MARKET RISK

Significant increases in the level of market interest rates also may adversely affect the fair value of securities and other interest earning assets. At December 31, 2000, $126,851,000 or 100% of the Company’s securities had fixed interest rates. Generally, the value of fixed rate instruments fluctuates inversely with the changes in interest rates. As a result, increases in interest rates could result in decreases in the market value of interest earning assets which could adversely affect the Company’s results of operations if sold or, in the case of interest earning assets classified as available for sale, the Company’s stockholders’ equity if retained. Increases in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can adversely impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans held by the Company may be shortened to the extent increased prepayment activity occurs during such period which, in turn, may result in the investing of funds from such prepayments in lower yielding assets.

The Company’s interest rate sensitivity is monitored by management through the use of a quarterly interest rate risk analysis model which evaluates the potential change in the net interest income over the succeeding four quarter period which would result from an instantaneous and sustained interest rate change of plus or minus 200 basis points, in 100 basis point increments.

At December 31, 2000, net interest income over the succeeding four quarter periods would be affected as follows, given an instantaneous and sustained interest rate change of:

                    Change in Interest                          Potential Change
                 Rates in Basis Points                                    in Net
                          (RATE SHOCK)                           Interest Income
                                                 $ Change               % Change
                                   200        $    34,000                  0.19%
                                   100        $    47,000                  0.26%
                                Static                  -                      -
                                 (100)        $  (253,000)               (1.41)%
                                 (200)        $  (840,000)               (4.69)%

As in the case of the gap table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling potential changes in the net interest income require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the model presented assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income models provide an indication of the Company’s interest rate exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

Page -9-

ANALYSIS OF NET INTEREST INCOME

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Bank’s average consolidated statements of condition and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include non-performing loans. The yields and costs include fees which are considered adjustments to yields. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115

Twelve months Ended December 31,                                   2000                               1999                                1998
(In thousands)                                                  Average                            Average                             Average
                                         Average                 Yield/     Average                 Yield/      Average                 Yield/
                                         Balance    Interest       Cost     Balance     Interest      Cost      Balance      Interest     Cost
Interest earning assets:
  Loans (including fee income)          $184,758     $17,012       9.2%    $168,807      $15,113      9.0%     $156,268       $14,461     9.3%
  Mortgage backed securities              58,834       4,242       7.2%      43,794        2,936      6.7%       29,822         2,030     6.8%
  Tax exempt investment securities(1)     41,631       2,647       6.4%      31,058        2,009      6.5%       26,055         1,811     6.9%
  Taxable investment securities           16,866       1,099       6.5%      13,351          852      6.4%       14,034           916     6.5%
  Federal funds sold                      14,944         948       6.3%      12,934          641      5.0%        3,721           202     5.4%
  Deposits with banks                      3,751         240       6.4%       1,955           95      4.9%        2,963           155     5.2%
  Other securities                         1,083          75       6.9%       1,083           73      6.7%        1,083            78     7.2%

Total interest earning assets           $321,867     $26,263       8.2%    $272,982      $21,719      8.0%     $233,946       $19,653     8.4%

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits               $155,680     $ 5,449       3.5%    $122,118      $ 2,986      2.4%    $  90,522      $  2,095     2.3%
  Certificates of deposit of $100,000
     or more                              29,779       1,665       5.6%      28,493        1,392      4.9%       29,412         1,574     5.4%
  Other time deposits                     33,832       1,582       4.7%      38,823        1,754      4.5%       43,428         2,242     5.2%
  Federal funds purchased                    859          57       6.6%          44            3      6.8%            -             -        -
  Other borrowings                             -           -          -           -            -         -        1,230            67     5.4%

Total interest bearing liabilities      $220,150     $ 8,753       4.0%    $189,478      $ 6,135      3.2%     $164,592      $  5,978     3.6%

Net interest income/interest
  rate spread                                        $17,510       4.2%                  $15,584      4.7%                    $13,675     4.8%
Net earning assets/net yield on
  average interest earnings assets (1)  $101,717                   5.4%   $  83,504                   5.7%    $  69,354                   5.8%
Ratio of interest earning assets to
  interest bearing liabilities                                   146.2%                             144.1%                              142.1%

Less: Tax equivalent adjustment                      $   805                             $   663                              $   634

Net interest income                                  $16,705                             $14,921                              $13,041

(1) The above table is presented on a tax equivalent basis.

Page -10-

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

Year Ended December 31,                                   2000  Over 1999                            1999 Over 1998
(In thousands)                                       Changes Due To                             Changes Due To
                                                   Volume       Rate    Net Change            Volume        Rate   Net Change
Interest income on interest
   earning assets:
Loans (including loan fee income)                 $ 1,537   $    362       $ 1,899           $ 1,134     $ (482)      $   652
Mortgage-backed securities                          1,073        233         1,306               937        (31)          906
Tax exempt investment securities (1)                  670        (32)          638               312       (114)          198
Taxable investment securities                         233         14           247               (44)       (20)          (64)
Federal funds sold                                    115        192           307               458        (19)          439
Deposits with banks                                   109         36           145               (50)       (10)          (60)
Other securities                                        -          2             2                 -         (5)           (5)
   Total interest earning assets                  $ 3,737   $    807       $ 4,544           $ 2,747     $ (681)      $ 2,066

Interest expense on interest
   bearing liabilities:
Savings, N.O.W. and money market deposits             923      1,540         2,463               767        124           891
Certificates of deposits of $100,000 or more           66        207           273               (48)      (134)         (182)
Other time deposits                                  (244)        72          (172)             (224)      (264)         (488)
Federal funds purchased                                54          -            54                 3          -             3
Other borrowings                                        -          -             -               (67)         -           (67)
   Total interest bearing liabilities             $   799   $  1,819       $ 2,618           $   431     $ (274)      $   157
Net interest income                               $ 2,938   $ (1,012)      $ 1,926           $ 2,316     $ (407)      $ 1,909

(1) The above table is presented on a tax equivalent basis.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

General.
Net income for 2000 totaled $5,636,000, or $1.32 per share, as compared to net income of $4,767,000 or $1.11 per share for the year ended December 31, 1999. Net income for 2000 increased $869,000 or 18.2%, over 1999. Highlights include: (i) a $1,784,000 or 12.0% increase in net interest income; (ii) a reduction in the provision for loan losses of $315,000; (iii) a $123,000 or 4.6% decrease in total other income; and (iv) a $1,030,000 or 10.3% increase in total other expenses over the same period in 1999. The provision for income taxes increased $77,000 or 3.2%.

Net Interest Income.
Net interest income increased from $14,921,000 in 1999 to $16,705,000 in 2000. The increase of 12.0% reflects an increase in average interest earning assets from $272,982,000 in 1999 to $321,867,000 or 17.9% in 2000. Average interest bearing liabilities increased from $189,478,000 in 1999 to $220,150,000 or 16.2% in 2000. The tax adjusted net yield on average earning assets for 2000 decreased to 5.4% from 5.7% for 1999.

Interest Income.
Total interest income increased from $21,056,000 in 1999 to $25,458,000 in 2000, an increase of 20.9%. The tax adjusted yield on average interest earning assets for 2000 increased to 8.2% from 8.0% for 1999.

Page -11-

Interest income on loans (including fee income) increased $1,899,000 during 2000 the result of an increase in average loans of 9.5% from $168,807,000 in 1999 to $184,758,000 in 2000. The yield on average loans for 2000 increased to 9.2% from 9.0% for 1999. Interest on investment in debt and equity securities increased $2,051,000 or 39.4% over 1999. The increase resulted from an increase in average investment in debt and equity securities from $89,286,000 in 1999 to $118,414,000 in 2000. The tax adjusted average yield on debt and equity securities increased from 6.6% in 1999 to 6.8% in 2000.

Interest Expense.
Interest expense increased $2,618,000 to $8,753,000 in 2000 from $6,135,000 in 1999. The increase of 42.7% in interest expense was caused by an increase in average interest bearing liabilities of 16.2% from $189,478,000 in 1999 to $220,150,000 in 2000 and the cost of average interest bearing liabilities increasing to 4.0% during 2000 from 3.2% during 1999.

Provision for Loan Losses.
The Bank’s loan portfolio consists primarily of real estate loans secured by commercial real estate properties and residential properties located in the Bank’s principal lending area. The interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

Total loans grew $30,093,000 or 17.6% since fiscal year end 1999. Each component of the loan portfolio contributed to the growth; however, real estate loans increased $24,410,000 or 17.3% and unsecured business and personal loans increased $5,422,000 or 19.5%. Growth in real estate loans is partially attributed to a change in holding strategy whereby a portion of originated residential mortgages are held in portfolio instead of being sold on the secondary market. Unsecured business and personal loans increased as a result of business development efforts.

The performance of the loan portfolio continued to be strong through December 31, 2000 with net recoveries of $24,000. Since December 31, 1999 non-performing loans decreased $197,000 from $966,000 to $769,000 representing .39% of loans, net, at December 31, 2000. The Company had no foreclosed real estate at year end. Total non-performing assets represented 0.22% of total assets at the corresponding date.

Based on management’s continuing review of the overall loan portfolio and the current asset quality of the portfolio, a provision for loan losses of $105,000 was recorded in 2000. A $420,000 provision for loan losses was made for fiscal year end 1999. The allowance for loan losses increased to $2,100,000 at December 31, 2000, as compared to $1,971,000 at December 31, 1999. As a percentage of loans, the allowance was 1.04% at December 31, 2000 and 1.15% at December 31, 1999.

Loans of approximately $4,726,000 at December 31, 2000 were classified as potential problem loans. These are loans for which management has information which indicated the borrower may not be able to comply with the present payment terms. These loans are subject to constant management attention and their classification is reviewed on at least a quarterly basis.

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended December 31, 2000, management believes the allowance for possible loan losses is adequate.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgements based on the information available to them at the time of their examination.

Other Income.
Other income decreased by $123,000 or 4.6% to $2,546,000 in 2000 compared to $2,669,000 in 1999. Service charges on deposit accounts for the year ended December 31, 2000 totaled $1,057,000, an increase of $77,000 or 7.9% over 1999. This increase primarily resulted from increased deposits and an increase in fees charged on certain deposit accounts during the second quarter of 1999 and the Bank recognizing the effect of a full year of these fees during 2000. Net gains on securities of $1,000 were recognized in 1999. Fees

Page -12-

for other customer services for the year ended December 31, 2000 totaled $1,108,000 an increase of $75,000 or 7.3% over 1999. The increase is due to an increase in merchant processing fees resulting from a change in the pricing structure made in the second quarter of 1999 and an increase in the volume of merchant sales during 2000. The increase was partially offset by a decrease in fees collected on residential mortgage loans of $149,000 or 79.2% to $ 39,000 in 2000 compared to $188,000 in 1999 due to a reduction in the number of residential mortgages originated in the current year for sale into the secondary market. Decreases in other income were partially offset by fees received through the new debit card product introduced during the third quarter of 1999, and fee income recognized as a result of a referral relationship with another institution to provide wealth management services to the Bank’s customers.

Other operating income for the year ended December 31, 2000 totaled $381,000, a decrease of $275,000 or 41.9% over the last year. The decrease primarily resulted from a decrease in income from the gain on the sale of mortgages of $273,000 or 70.6% to $113,000 in 2000 compared to $386,000 in 1999. Increased competition within the Bank’s market has decreased the return on residential mortgages; therefore the Bank decided to focus less attention on these products. A portion of originated residential mortgages are held in portfolio instead of being sold on the secondary market. While revenue from mortgage banking operations was down, corresponding expense reductions offset such decline.

Other Expenses.
Other expenses increased by $1,030,000 or 10.3% to $11,046,000 in 2000 from $10,016,000 in 1999. The components of this change included an increase in salaries and employee benefits of $534,000 or 11.0% reflecting salary and benefit increases and increased staffing primarily for the item processing department that the Bank moved in house in the first quarter of 2000 and for the Greenport branch office opened in the spring of 2000; an increase in net occupancy expense of $136,000 or 18.1%; and net losses on securities of $255,000. Increased net occupancy expense primarily resulted from increased rental expenses relative to the leasing of space for the new branch offices in Greenport and Sag Harbor. Renovation of the Sag Harbor branch office was substantially complete at year end and the office opened during the first quarter of 2001. During the second quarter of 2000, management sold a portion of the lowest yielding securities in the available for sale investment portfolio and reinvested these funds in securities earning then current market rates of return. The net loss recognized on securities sales was $255,000.

Total other operating expenses for the year ended December 31, 2000 totaled $3,693,000 an increase of $76,000 or 2.1% over the prior year. The increase in both periods is partially due to large one time expenses related to the implementation of in house item processing, statement rendering and check imaging. Decreased item processing expenses paid to the former vendor of these services partially offset these increased costs. Also contributing to this increase is a change in the processing of the merchant credit card program during the first quarter of 2000, as well as increased marketing and business development costs attributed to the opening of two new branches. A new branch office was opened in Greenport in April 2000 and the scheduled fourth quarter opening of the Sag Harbor office was postponed to the first quarter of 2001 because of delays in the leasehold improvements. Additionally, during the first half of 1999, the Bank incurred non recurring expenses relative to the development of training programs and other one time expenses due to the formation of a subsidiary. The Bank operates this subsidiary as a Real Estate Investment Trust. These nonrecurring expenses were not repeated in the current year thereby partially offsetting the current year’s increases in other categories of operating expenses.

Provision for Income Taxes.
The provision for income taxes increased to $2,464,000 for 2000 from $2,387,000 for 1999. This increase was due to income before income taxes increasing from $7,154,000 in 1999 to $8,100,000 in 2000. The effective tax rate for the year ended December 31, 2000 was 30% as compared to the prior year rate of 33%. This reduction is primarily due to the implementation of the Bank’s tax planning strategies including holding additional tax exempt securities.

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

Net Interest Income.
Net interest income increased from $13,041,000 in 1998 to $14,921,000 in 1999. The increase of 14.4% reflects an increase in average interest earning assets from $233,946,000 in 1998 to $272,982,000 or 16.7% in 1999. Average interest bearing liabilities increased from $164,592,000 in 1998 to $189,478,000 or 15.1% in 1999. The tax adjusted net yield on average earning assets for 1999 decreased to 5.7% from 5.8% for 1998.

Page -13-

Interest Income.
Total interest income (including loan fee income of $241,000 in 1999 and $322,000 in 1998) increased from $19,019,000 in 1998 to $21,056,000 in 1999, an increase of 10.7%. The tax adjusted yield on average interest earning assets for 1999 decreased to 8.0% from 8.4% for 1998.

Interest income on loans (including fee income) increased $652,000 during 1999 the result of an increase in average loans of 8.0% from $156,268,000 in 1998 to $168,807,000 in 1999. The yield on average loans for 1999 decreased to 9.0% from 9.3% for 1998. The decrease in loan fee income is attributed to a decrease in the volume of residential mortgages sold into the secondary market.

Interest on investment in debt and equity securities increased $1,006,000 or 24.0% over 1998. The increase resulted from an increase in average investment in debt and equity securities from $70,994,000 in 1998 to $89,286,000 in 1999. The tax adjusted average yield on debt and equity securities decreased from 6.8% in 1998 to 6.6% in 1999.

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

Other Income.
Other income decreased by $123,000 or 4.6% to $2,669,000 in 1999 compared to $3,005,000 in 1998. Service charges on deposit accounts for the year ended December 31, 1999 totaled $980,000, an increase of $141,000 or 16.8% over 1998. This increase primarily resulted from the Bank increasing fees charged on certain deposit accounts during the second quarter of 1999. Net gains on securities were $1,000 in 1999 compared to $47,000 in 1998. These gains resulted primarily from sales of securities in accordance with the Bank’s investment strategies. Fees for other customer services for the year ended December 31, 1999 totaled $1,033,000 an increase of $94,000 or 10.0% over 1998. The increase is due to an increase in merchant processing fees resulting from a change in the pricing structure made in the second quarter and an increase in the volume of merchant sales during 1999. The increase was partially offset by a decrease in fees collected on residential mortgage loans of $155,000 or 45.2% to $188,000 in 1999 compared to $343,000 in 1998.

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

Other Expenses.
Other expenses increased by $379,000 or 3.9% to $10,016,000 in 1999 from $9,637,000 in 1998. The components of this change included an increase in furniture and fixture expense of $89,000 or 12.8%; an increase in salaries and employee benefits of $61,000 or 1.3%; and an increase in other operating expenses of $216,000 or 6.4%. Increased furniture and fixture expense primarily resulted from increased depreciation expenses relative to equipment upgrades in preparation for Year 2000 readiness. The increase in other operating expenses is primarily attributed to increased consulting and legal fees relative to the formation of a subsidiary in the second quarter of 1999. It is the Bank’s intention to operate this subsidiary as a Real Estate Investment Trust.

Page -14-

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

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions (see note 1k to the Consolidated Financial Statements), dividends from the Bank to the Company at December 31, 2000 were limited to $8,624,000 which represents the Bank’s 2000 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders. In the event the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Company’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Company’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, the sale of securities from the available for sale portfolio, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loan to capital ratios. At December 31, 2000, the Company had aggregate lines of credit of $20,000,000 with correspondent banks to provide short term credit for liquidity requirements. The Company also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against its unencumbered residential mortgages owned by the Bank. At December 31, 2000 the Company had $9,700,000 outstanding in borrowed funds.

The Company’s liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Excess short-term liquidity is invested in overnight federal funds sold. Management believes the Company has sufficient liquidity to meet its operating requirements.

CAPITAL RESOURCES

As a result of undistributed net income, plus the change in net unrealized appreciation in securities available for sale, net of tax, and the issuance of shares of common stock pursuant to the equity incentive plan, the Company’s stockholders’ equity increased to $28,788,000 at December 31, 2000 from $23,672,000 at December 31, 1999. The ratio of stockholders’ equity to total assets increased to 8.12% at year end 2000 from 7.89% at year end 1999.

The loan commitments outstanding as of December 31, 2000 totaled approximately $64,062,000. The funding of such commitments is derived from the primary sources of liquidity stated previously. See note 9b to the Consolidated Financial Statements for a discussion of loan commitments.

The Company exceeds the risk-based capital adequacy ratio levels required by the regulatory agencies (see note 11 to the Consolidated Financial Statements). Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required levels which will be more than adequate to meet the growth of the Bank or any higher ratios required by the discretionary authority of the regulators. The Company is prepared to issue additional common stock should the need arise.

The Company had return on average equity of 21.86%, 21.00%, and 19.19% and return on average assets of 1.62%, 1.59%, and 1.51% for the years ended December 31, 2000, 1999 and 1998, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require the measurements of financial position and operating results in historical dollars

Page -15-

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

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1q of Notes to Consolidated Financial Statements.

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

Page -16-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)

                                                                                         December 31,       December 31,
                                                                                                 2000               1999
ASSETS
Cash and due from banks                                                                     $  16,005          $  11,604
Interest earning deposits with banks                                                               39                417
Federal funds sold                                                                                  -              8,000
          Total cash and cash equivalents                                                      16,044             20,021

Investment in debt and equity securities, net:
   Securities available for sale, at fair value                                               114,454             84,596
   Securities held to maturity (fair value of $12,414 and $13,361,  respectively)              12,397             13,373
          Total investment in debt and equity securities, net                                 126,851             97,969

Loans                                                                                         201,092            170,870
Less:
   Allowance for loan losses                                                                   (2,100)            (1,971)
Loans, net                                                                                    198,992            168,899

Banking premises and equipment, net                                                             9,210              8,466
Accrued interest receivable                                                                     2,165              1,857
Other assets                                                                                    1,380              2,832
Total Assets                                                                                 $354,642           $300,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                              $ 99,979          $  84,392
Savings, N.O.W. and money market deposits                                                     158,904            128,917
Certificates of deposit of $100,000 or more                                                    21,892             26,204
Other time deposits                                                                            32,604             34,809
         Total deposits                                                                       313,379            274,322

Overnight borrowings                                                                            9,700                  -
Accrued interest on depositors' accounts                                                          786                761
Other liabilities and accrued expenses                                                          1,989              1,289
Total Liabilities                                                                             325,854            276,372

Stockholders' equity:
   Common stock, par value $.01 per share:
     Authorized: 20,000,000 shares; 4,257,597 issued and 4,217,597 outstanding at 12/31/00
     and 4,257,597 shares issued and outstanding at 12/31/99                                       43                 43
   Surplus                                                                                     21,261             21,261
   Undivided profits                                                                            6,793              3,233
    Less:  Treasury Stock at cost, 40,000 shares                                                 (653)                 -
                                                                                               27,444             24,537
   Accumulated other comprehensive income(loss), net of taxes                                   1,344               (865)
Total Stockholders' Equity                                                                     28,788             23,672
Commitments and contingencies (Note 9)
Total Liabilities and Stockholders' Equity                                                   $354,642           $300,044
See the accompanying notes to the Consolidated Financial Statements.

Page -17-

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

Year Ended December 31,                                        2000               1999              1998

Interest income:
   Loans (including fee income)                             $17,012            $15,113          $ 14,461
   Mortgage-backed securities                                 4,242              2,936             2,030
   State and municipal obligations                            1,842              1,346             1,177
   U.S. Treasury and government agency securities             1,099                852               916
   Federal funds sold                                           948                641               202
   Deposits with banks                                          240                 95               155
   Other securities                                              75                 73                78
       Total interest income                                 25,458             21,056            19,019

Interest expense:
   Savings, N.O.W. and money market deposits                  5,449              2,986             2,095
   Certificates of deposit of $100,000 or more                1,665              1,392             1,574
   Other time deposits                                        1,582              1,754             2,242
   Other borrowed money                                          57                  3                67
       Total interest expense                                 8,753              6,135             5,978

Net interest income                                          16,705             14,921            13,041
Provision for loan losses                                       105                420               425

Net interest income after provision for loan losses          16,600             14,501            12,616

Other income:
   Service charges on deposit accounts                        1,057                980               839
   Net securities gains                                           -                  1                47
   Fees for other customer services                           1,108              1,033               939
   Other operating income                                       381                655             1,180
       Total other income                                     2,546              2,669             3,005

Other expenses:
   Salaries and employee benefits                             5,396              4,862             4,801
   Net occupancy expense                                        886                750               737
   Furniture and fixture expense                                816                787               698
   Net securities losses                                        255                  -                 -
   Other operating expenses                                   3,693              3,617             3,401
       Total other expenses                                  11,046             10,016             9,637

Income before provision for income taxes                      8,100              7,154             5,984
Provision for income taxes                                    2,464              2,387             2,089
Net income                                                 $  5,636           $  4,767         $   3,895
Basic earnings per share                                   $   1.33           $   1.12         $    0.92
Diluted earnings per share                                 $   1.32           $   1.11         $    0.91
See accompanying notes to the Consolidated Financial Statements. All per share amounts have been adjusted to reflect the effect of the split.

Page -18-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
                                                                                                                                               Accumulated
                                                                                                                                                      Other
                                                                                                                                              Comprehensive
                                                                              Common Stock               Comprehensive   Undivided   Treasury        Income
                                                                      Shares        Amount     Surplus          Income     profits      Stock        (Loss)    Total

Balance at December 31, 1997                                       1,407,999         7,202         607                      11,509       (621)          754   19,451
Net income                                                                 -             -           -          $3,895       3,895          -             -    3,895
Exercise of stock options                                              3,600            18         142                                                           160
Effect of stock split (in the form of a stock dividend)            2,823,198        14,440        (698)                    (13,742)                                -
Cash dividends declared, $.35 per share                                                                                     (1,482)                           (1,482)
Net change in unrealized appreciation in securities available
  for sale, net of tax                                                     -             -           -             208            -          -          208      208
Comprehensive Income                                                       -             -           -          $4,103           -          -             -

Balance at December 31, 1998                                       4,234,797        21,660          51                         180       (621)          962   22,232
Net income                                                                 -             -           -          $4,767       4,767          -             -    4,767
Exercise of stock options                                             22,800            72         142                          72                               286
Retirement of Treasury Stock                                               -          (486)       (135)                                   621                      -
Reduction in Par Value from $5.00 to $.01                                  -       (21,203)     21,203                                                             -
Cash dividends declared, $.42 per share                                                                                     (1,786)                           (1,786)
Net change in unrealized (depreciation) in securities available
  for sale, net of tax                                                     -             -           -          (1,827)           -          -       (1,827)  (1,827)
Comprehensive Income                                                       -             -           -          $2,940           -          -             -        -

Balance at December 31, 1999                                       4,257,597    $       43     $21,261                    $  3,233    $     0      $  (865) $23,672
Net income                                                                 -             -           -          $5,636       5,636          -             -    5,636
Purchase of Treasury Stock                                                 -             -           -                                   (653)                  (653)
Cash dividends declared, $.49 per share                                                                                     (2,076)                           (2,076)
Net change in unrealized appreciation in securities available
  for sale, net of tax                                                     -             -           -           2,209            -          -        2,209    2,209
Comprehensive Income                                                       -             -           -          $7,845           -          -             -        -

Balance at December 31,  2000                                      4,257,597    $       43     $21,261                     $ 6,793    $  (653)      $ 1,344  $28,788

See accompanying notes to the Consolidated Financial Statements.

Page -19-

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                                     2000                1999                 1998
(In thousands)
Operating activities:
  Net Income                                                             $ 5,636             $ 4,767              $ 3,895
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for possible loan losses                                     105                 420                  425
      Depreciation and amortization                                          838                 756                  698
      Accretion of discounts                                                (134)               (104)                 (85)
      Amortization of premiums                                               152                 170                  143
      Earned or allocated expense of restricted stock awards                  35                   -                    -
      Gain on the sale of assets                                               -                   -                   (1)
      Net securities losses (gains)                                          255                  (1)                 (47)
      (Increase) in accrued interest receivable                             (308)               (332)                 (65)
       Benefit (provision) for deferred income taxes                          76                (135)                (144)
       Decrease (increase) in other assets                                   141                (437)                (233)
       Increase (decrease) in accrued and other liabilities                  338                (456)                 289
Net cash provided by operating activities                                  7,134               4,648                4,875

Investing activities:
  Purchases of securities available for sale                             (49,602)            (54,371)             (21,955)
  Purchases of securities held to maturity                               (11,314)            (12,290)              (3,969)
  Proceeds from sales of securities available for sale                    15,541              25,100                2,052
  Proceeds from maturing securities available for sale                     1,085                 125                2,870
  Proceeds from maturing securities held to maturity                      12,290               3,969               10,729
  Proceeds from principal payments on mortgage-backed securities           6,562              10,833                8,118
  Net (increase) in loans                                                (30,198)             (2,336)             (30,165)
  Purchases of banking premises and equipment, net of retirements         (1,583)               (639)                (553)
Net cash used by investing activities                                    (57,219)            (29,609)             (32,873)

Financing activities:
  Net increase in deposits                                                39,057              32,791               37,834
  Increase(decrease) in other borrowings                                   9,700                   0               (6,500)
  Payment for the purchase of Treasury Stock                                (653)
  Net proceeds from exercise of stock options
         issued pursuant to equity incentive plan                              -                 286                  160
  Cash dividends paid                                                     (1,996)             (2,377)              (2,043)
Net cash provided by financing activities                                 46,108              30,700               29,451

(Decrease)increase in cash and cash equivalents                           (3,977)              5,739                1,453
Cash and cash equivalents beginning of period                             20,021              14,282               12,829
Cash and cash equivalents end of period                                  $16,044             $20,021              $14,282

Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                             $ 8,728             $ 6,813             $  5,783
    Income taxes                                                         $ 2,290             $ 2,606             $  2,149
 Noncash investing and financing activities:
    Dividends declared and unpaid                                        $   548             $   468             $  1,059

See accompanying notes to the Consolidated Financial Statements.

Page -20-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       December 31, 2000, 1999 and 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bridge Bancorp, Inc. (the Company) is chartered by the State of New York as a single bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The accounting and reporting policies of the Bank conform to generally accepted accounting principles and to general practices within the financial institution industry. The following is a description of the more significant accounting policies that the Company follows in preparing its Consolidated Financial Statements.

a) Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements are prepared on the accrual basis of accounting and include the accounts of the Company and its wholly-owned subsidiary, the Bank. All material intercompany transactions and balances have been eliminated.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of each consolidated statement of condition and the related consolidated statement of income for the year then ended. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

b) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold which mature overnight.

c) Investment in Debt and Equity Securities

The Company follows Statement of Financial Accounting Standard (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, the Company is required to report readily-marketable equity and debt securities in one of the following categories: (i) “held-to-maturity” (management has a positive intent and ability to hold to maturity) which are to be reported at amortized cost; (ii) “trading” (held for current resale) which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) “available for sale” (all other debt and marketable equity securities) which are to be reported at fair value, with unrealized gains and losses reported net of tax, as accumulated other comprehensive income, a separate component of stockholders’ equity.

Included in investment securities are mortgage-backed securities that represent participating interests in pools of long term mortgage loans originated and serviced by the issuers of the securities. These securities are carried at fair value.

Premiums and discounts on investment in debt and equity securities are amortized to expense and accreted to income over the estimated life of the respective securities using the interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method.

d) Loans and Loan Interest Income Recognition

Loans are stated at unpaid principal balances, less unearned discounts and net deferred origination and commitment fees. Loan origination and commitment fees and certain direct costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized fee is taken into income. Interest on loans is credited to income based on the principal outstanding during the period. Loans that are 90 days past due are placed on a nonaccrual basis. Exceptions to this policy are loans that are fully and adequately secured and are in the process of collection.

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

Page -21-

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

f) Banking Premises and Equipment

Banking premises and equipment are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (fifty years for buildings and two to ten years for equipment, furniture and fixtures) on a straight-line basis. easehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Expenditures for improvements and major renewals are capitalized, while the cost of ordinary maintenance, repairs and minor improvements is charged to operations.

g) Other Real Estate Owned

Other real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure and is recorded at the lower of the net unpaid principal balance at the foreclosure date plus acquisition costs or fair value. Subsequent valuation adjustments are made if fair value less estimated costs to sell the property falls below the carrying amount. At December 31, 2000 and 1999, the Company carried no other real estate owned.

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

j) Earnings Per Share

For the year ended December 31, 2000, 1999 and 1998, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share calculation were 4,258,709, 4,277,079 and 4,270,991, respectively. For the year ended December 31, 2000, 1999 and 1998, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,236,668, 4,250,823 and 4,229,307, respectively. Diluted earnings per share is calculated using the same method as basic earnings per share, but reflects potential dilution of common stock equivalents.

k) Dividends

Cash available for dividend distribution to shareholders of the Company must initially come from dividends paid by the Bank to the Company. The approval of the Regional Administrator of National Banks is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. The Bank had approximately $8,624,000 available as of December 31, 2000 which may be paid to the Company as a dividend.

Page -22-

l) Stock Splits

On July 20, 1998, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable August 31, 1998 to stockholders of record as of August 19, 1998. The stock split increased outstanding common shares from 1,411,599 to 4,234,797. Stockholders’ equity has been reclassified to give retroactive recognition to the stock split for all periods presented by reclassifying from undivided profits and capital surplus to common stock the par value of additional shares resulting from the stock splits. In addition, all references in the Consolidated Financial Statements and Notes thereto to number of shares, per share amounts, stock option data and market prices of the common stock have been restated giving retroactive recognition to the stock split.

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

n) Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company’s only operating segment for financial reporting purposes under SFAS No. 131.

o) Stock Based Compensation Plans

SFAS No. 123 “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company continues to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.

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

q) New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of a derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 133 is now effective for fiscal quarters of fiscal years beginning after June 2000 and does not require restatement of prior periods . In management’s opinion, the adoption of SFAS No. 133 and 137 will not have a material effect on the Company’s consolidated financial statements.

Page -23-

r) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. INVESTMENT IN DEBT AND EQUITY SECURITIES

A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities is as follows:

December 31,                                                                         2000                                                    1999                                                    1998
(In thousands)
                                                           Gross        Gross   Estimated                         Gross         Gross   Estimated                          Gross       Gross    Estimated
                                         Amortized    Unrealized   Unrealized        Fair        Amortized   Unrealized    Unrealized        Fair         Amortized   Unrealized  Unrealized         Fair
                                              Cost         Gains       Losses       Value             Cost        Gains        Losses       Value              Cost        Gains      Losses        Value
Available for sale:
  U.S. Treasury securities                $  2,017       $    15            -    $  2,032          $ 8,078         $ 33             -     $ 8,111           $12,065       $  484           -      $12,549
  Oblig. of U.S. Government agencies         6,944           106            -       7,050            4,984            -          (72)       4,912                 -            -           -            -
  Oblig. of NY State & pol. subs.           34,318           492         (29)      34,781           28,489           72         (447)      28,114            21,395          627           -       22,022
  Mortgage-backed securities                68,923         1,724         (56)      70,591           44,511           16       (1,068)      43,459            34,354          533        (15)       34,872
    Total available for sale              $112,202        $2,337        $(85)    $114,454          $86,062         $121      $(1,587)     $84,596           $67,814       $1,644       $(15)      $69,443
Held to maturity:
  Oblig. of NY State & pol. subs.         $ 11,314        $   17            -    $ 11,331          $12,290         $  4      $   (16)     $12,278           $ 3,969       $   15           -      $ 3,984
Nonmarketable equity securities:
  Federal Reserve Bank Stock              $     36             -            -    $     36          $    36            -             -     $    36           $    36            -           -      $    36
  Federal Home Loan Bank Stock               1,047             -            -       1,047            1,047            -             -       1,047             1,047            -           -        1,047
    Total held to maturity                $ 12,397        $   17            -    $ 12,414          $13,373         $  4      $   (16)     $13,361           $ 5,052       $   15           -      $ 5,067
Total debt and equity securities          $124,599        $2,354        $(85)    $126,868          $99,435         $125      $(1,603)     $97,957           $72,866       $1,659       $(15)      $74,510

Page -24-

The following table sets forth the book value, maturities and approximated weighted average yield (based on the estimated annual income divided by the average book value) at December 31, 2000. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

                                                                                                   Principal Maturing
(In thousands)                                          Within              After One But            After Five But                  After              No Stated
                                                      One Year          Within Five Years          Within Ten Years              Ten Years               Maturity
                                            Amount       Yield        Amount        Yield       Amount        Yield       Amount     Yield        Amount    Yield        Total
Available for sale:
U.S. Treasury securities                   $ 2,017       6.47%             -            -            -            -            -         -             -        -     $  2,017
U.S. Agency securities                           -           -         6,944        6.98%            -            -            -         -             -        -        6,944
Mortgage-backed securities                       -           -             -            -            -            -       68,923     7.36%             -        -       68,923
Oblig. of state and pol. subs.               1,458       5.17%        18,873        4.51%       13,987        4.69%            -         -             -        -       34,318
Total available for sale                   $ 3,475       5.92%       $25,817        5.17%      $13,987        4.69%      $68,923     7.36%             -        -     $112,202

Held to maturity:
Oblig. of state and pol. subs.             $11,314       4.33%             -            -            -            -            -         -             -        -     $ 11,314
                                            11,314       4.33%             -            -            -            -            -         -             -        -       11,314

Nonmarketable equity securities:
Federal Reserve Bank Stock                       -           -             -            -            -            -            -         -            36    6.00%           36
Federal Home Loan Bank Stock                     -           -             -            -            -            -            -         -         1,047    6.93%        1,047
Total nonmarketable equity securities            -           -             -            -            -            -            -         -         1,083    6.90%        1,083
Total held to maturity                     $11,314       4.33%             -            -            -            -            -         -        $1,083    6.90%     $ 12,397
Total debt and equity securities           $14,789       4.70%       $25,817        5.17%      $13,987        4.69%      $69,923     7.36%        $1,083    6.90%     $124,599

Proceeds from sales of available for sale securities were approximately $15,541,000, $25,100,000 and $2,052,000 in 2000, 1999 and 1998, respectively. Gross gains of approximately $24,000, $184,000 and $47,000 were realized on sales of available for sale securities during 2000, 1999 and 1998, respectively. Gross losses of approximately $279,000 and $183,000 were realized on sales of available for sale securities during 2000 and 1999, respectively. During 1998 there were no gross losses recognized on sales of available for sale securities. There were no sales of held to maturity securities during 2000, 1999 and 1998.

Investment securities having an amortized cost of approximately $49,601,000 and $44,690,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits.

There were no investments in debt and equity securities which exceeded 10% of stockholders’ equity for any one issuer (other than U.S. Government securities) at December 31, 2000.

Page -25-

3. LOANS

The following table sets forth the major classifications of loans:

(In thousands)                                2000          1999           1998          1997         1996

Real estate loans                         $165,889      $141,479       $141,625      $114,357     $ 93,639
Unsecured business and personal loans       33,291        27,869         23,639        17,638       13,211
Secured business and personal loans          1,059         1,086          2,534           725          317
Installment/consumer loans                     963           675          1,182         5,916       11,714

Total loans                               $201,202      $171,109       $168,980      $138,636     $118,881
Unearned income                               (110)         (239)          (284)            -            -
                                          $201,092      $170,870       $168,696      $138,636     $118,881
Allowance for loan losses                   (2,100)       (1,971)        (1,713)       (1,393)      (1,238)
Net loans                                 $198,992      $168,899       $166,983      $137,243     $117,643

At December 31, 2000, there were no loan concentrations as defined by the North American Industry Classification System (NAICS).

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

Allowance for Loan Losses.
The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended December 31, 2000, management believes the allowance for possible loan losses is adequate.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgements based on the information available to them at the time of their examination.

Page -26-

The following table sets forth changes in the allowance for loan losses.

December 31,                                      2000          1999          1998          1997         1996
(In thousands)

Allowance for loan losses
    balance at beginning of period              $1,971        $1,713        $1,393        $1,238       $1,038

Charge-offs:
Real estate loans                                    9           170             -             -            -
Unsecured business & personal loans                 62            39            31            87           11
Installment/consumer loans                          36            62           165           229          264
   Total                                           107           271           196           316          275

Recoveries:
Real estate loans                                   58             -             -             -            -
Unsecured business & personal loans                  1             4            32             6           79
Installment/consumer loans                          72           105            59            55           66
   Total                                           131           109            91            61          145

Net (recoveries) charge-offs                      (24)           162           105           255          130
Provision for loan losses
    charged to operations                          105           420           425           410          330
Balance at end of period                        $2,100        $1,971        $1,713        $1,393       $1,238
Ratio of net charge-offs during period
    to average loans outstanding               ( .01%)         0.10%         0.07%         0.20%        0.11%

Allocation of Allowance for Loan Losses.
The following table sets forth the allocation of the total allowance for loan losses by loan type.

Year Ended December 31,                               2000                    1999                   1998                 1997                   1996
(In thousands)                                  Percentage              Percentage             Percentage            Percentage            Percentage
                                                  of Loans                of Loans               of Loans              of Loans              of Loans
                                                  to Total                to Total               to Total              to Total              to Total
                                         Amount      Loans       Amount      Loans      Amount      Loans     Amount      Loans     Amount      Loans
Real estate loans                        $1,335      82.5%       $1,196      82.7%      $1,122      83.8%    $   868      82.5%    $   685      78.8%
Unsecured business and personal loans       648      16.6%          639      16.3%          38      14.0%        336      12.7%        301      11.1%
Secured business and personal loans          21       0.5%           28       0.6%         507       1.5%          1       0.5%          1       0.3%
Installment/consumer loans                   96       0.4%          108       0.4%          46       0.7%        188       4.3%        251       9.8%
     Total                               $2,100     100.0%       $1,971     100.0%      $1,713     100.0%     $1,393     100.0%     $1,238     100.0%

Page -27-

Selected Loan Maturity Information.
The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of non-commercial real estate mortgages and consumer loans to individuals as of December 31, 2000.

                                                          After One
(In thousands)                           Within One      But Within          After
                                               Year      Five Years     Five Years            Total

Commercial loans                            $ 7,056          $5,326        $77,662         $ 90,044
Construction loans                            8,727           1,504              -           10,231
      Total loans                           $15,783          $6,830        $77,662         $100,275

Rate provisions:
Amounts with fixed interest rates          $  1,009          $1,599      $     510       $    3,118
Amounts with variable interest rates         14,774           5,231         77,152           97,157
      Total                                 $15,783          $6,830        $77,662         $100,275

Past Due, Nonaccrual and Restructured Loans.
The following table sets forth selected information about past due, nonaccrual and restructured loans.

December 31,                                                2000         1999         1998       1997       1996
(In thousands)

Loans 90 days or more past due and still accruing         $    -       $    1    $       4     $    1     $    1
Nonaccrual loans                                             769          189        1,208        975        269
Restructured loans                                             -          776            -          -          -
Other real estate owned, net                                   -            -            -          -          -
Total                                                       $769         $966       $1,212       $976       $270

Year Ended December 31,
Gross interest income that would have been recorded
  during the year under original terms:
Nonaccrual loans                                            $ 97        $  63       $  128       $163      $  50
Restructured loans                                             -            -            -          -          -

Gross interest income recorded during the year:
Nonaccrual loans                                            $ 10       $    4      $    37       $151      $  42
Restructured loans                                             -            -            -          -          -

Commitments for additional funds                               -            -            -          -          -

As of December 31, 2000 and 1999, the Bank did not have any impaired loans as defined in SFAS No. 114 except for the restructured and nonaccrual loans noted above. The valuation allowance at December 31, 2000 was $41,000. No valuation allowance has been recorded at December 31, 1999. The average recorded investment in impaired loans for the years ended December 31, 2000 and 1999 was approximately $648,000 and $705,000, respectively.

Page -28-

4. DEPOSITS

The following table sets forth major classifications of average deposits and average rates paid on these deposits for the periods indicated.

Year Ended December 31,                                                2000                         1999                       1998
(In thousands)
                                                       Average      Average        Average       Average       Average      Average
                                                      Deposits   Rates Paid       Deposits    Rates Paid      Deposits   Rates Paid

Demand deposits                                       $102,525            -      $  87,475             -      $ 70,352            -
Savings, N.O.W. and money market deposits              155,680         3.5%        122,118          2.4%        90,522         2.3%
Certificates of deposit of $100,000 or more             29,779         5.6%         28,493          4.9%        29,412         5.4%
Other time deposits                                     33,832         4.7%         38,823          4.5%        43,428         5.2%
     Total                                            $321,816         2.7%       $276,909          2.2%      $233,714         2.5%

Time Deposits of $100,000 or More.
The following table sets forth the remaining maturities of the Bank’s time certificates of deposit in amounts of $100,000 or more.

(In thousands)
3 months or less                $12,982
Over 3 thru 6 months              2,306
Over 6 thru 12 months             1,502
Over 12 months                    5,102
Total                           $21,892

5.BANKING PREMISES AND EQUIPMENT

Banking premises and equipment consist of:

December 31,                                  2000           1999
(In thousands)
   Land                                     $1,496         $1,496
   Building and improvements                 5,722          5,587
   Furniture and fixtures                    4,424          3,591
   Leasehold improvements                      836            424
                                            12,478         11,098
   Less accumulated
     depreciation and amortization           3,268          2,632
                                            $9,210         $8,466

Page -29-

6. INCOME TAXES

The components of the provision for income taxes are as follows:

Year Ended December 31,     2000           1999            1998
(In thousands)
Current:
    Federal               $2,070         $1,976          $1,606
    State                    422            546             627
                           2,492          2,522           2,233
Deferred:
    Federal                    5           (100)           (106)
    State                    (33)           (35)            (38)
                             (28)          (135)           (144)
    Total                 $2,464         $2,387          $2,089

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Year Ended December 31,                                                2000                      1999                      1998
(In thousands)                                                   Percentage                Percentage                Percentage
                                                                 of Pre-tax                of Pre-tax                of Pre-tax
                                                         Amount    Earnings         Amount   Earnings        Amount    Earnings
Federal income tax expense computed by applying
    the statutory rate to income before income taxes     $2,754         34%         $2,433        34%        $2,034         34%
Tax exempt interest                                        (626)         (8)          (436)        (6)         (381)         (6)
State taxes, net of Federal
 income tax benefit                                         257           3            337          4           388           6
Interest disallowed                                          71           1             43          1            40           1
Other                                                         8           -             10          -             8           -
Provision for income taxes                               $2,464         30%         $2,387        33%        $2,089         35%

Deferred tax assets and liabilities are comprised of the following:

December 31,                           2000              1999              1998
(In thousands)
Deferred tax assets:
Allowance for loan losses            $  754            $  716            $  603
Other                                    83               148               117
Securities available for sale           907               600                 -
  Total                              $1,744            $1,464            $  720

Deferred tax liabilities:
Pension expense                      $ (113)           $  (58)           $  (32)
Depreciation                            (89)              (95)             (112)
Securities available for sale             -                 -              (667)
  Total                              $ (202)           $ (153)           $ (811)
Net deferred tax asset (liability)   $1,542            $1,311            $  (91)

Page -30-

7. EMPLOYEE BENEFITS

a. Pension Plan

The Bank maintains a non-contributory pension plan through the New York State Bankers Association Retirement System covering all eligible employees. The following table sets forth the plan’s funded status projected to September 30, 2000 and 1999 (measurement dates).

Pension Benefits                                        2000             1999
(In thousands)

Change in projected benefit obligation
Projected benefit obligation at beginning of year     $1,644           $1,457
Service cost                                             156              146
Expenses                                                 (29)             (26)
Interest cost                                            113              101
Benefits paid                                            (75)             (46)
Assumption changes and other                              98               12
Projected benefit obligation at end of year           $1,907           $1,644

Change in plan assets
Fair value of plan assets at beginning of year        $2,100           $1,746
Actual return on plan assets                             220              279
Employer contribution                                    214              147
Benefit paid                                             (75)             (46)
Expenses                                                 (29)             (26)
Fair value of plan assets at end of year              $2,430           $2,100

Funded Status                                        $   523          $   456
Unrecognized net actuarial (gain) loss                  (188)            (252)
Unrecognized prior service cost                          (16)             (18)
Unrecognized transition asset                            (47)             (56)
Prepaid benefit cost                                 $   272          $   130

Components of net periodic benefit cost                 2000             1999          1998
Service cost                                            $156             $146          $160
Interest cost                                            113              101            98
Expected return on plan assets                          (184)            (150)         (141)
Amortization of net(gain) loss                             -               (2)           (3)
Amortization of unrecognized prior service cost           (2)              (1)           (1)
Amortization of unrecognized transition asset             (9)              (9)           (9)
Net periodic benefit cost                               $ 74            $  85          $104

At December 31, 2000, 1999, and 1998 a weighted average discount rate of 7.0%, and a rate of increase in future compensation levels of 4.0% were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on assets was 8.5% at September 30, 2000, 1999 and 1998.

Page -31-

b. Equity Incentive Plan

During 1996, the Bridge Bancorp, Inc. Equity Incentive Plan was approved by the stockholders to provide for the grant of options to purchase up to a total of 432,000 shares of common stock of the Company and for the award of shares of common stock as a bonus. During the year ended December 31, 2000, the Company granted restricted stock awards of 5,346 shares. These awards vest over three years on the anniversary date of the awards. Such shares are subject to restrictions based on continued service as employees of the Company or subsidiaries of the Company. Compensation expense attributable to these awards was approximately $35,000 for the year ended December 31, 2000. Options awarded under the plan are determined by the Incentive Compensation Committee of the Board of Directors. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

                                           2000
Net Income:     As Reported:             $5,636
                Pro Forma:                5,575
Diluted EPS:    As Reported:             $ 1.32
                Pro Forma:                 1.31
Basic EPS:      As Reported:             $ 1.33
                Pro Forma:                 1.32

                                           1999
Net Income:     As Reported:             $4,767
                Pro Forma:                4,611
Diluted EPS:    As Reported:             $ 1.11
                Pro Forma:                 1.07
Basic EPS:      As Reported:             $ 1.12
                Pro Forma:                 1.08

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: a risk-free interest rate of 6.68%; an expected dividend yield of 1.27%; expected lives of five years; and expected volatility of 32.0%.

For the Year Ended,                                                    2000                     1999
(In thousands)
                                                                   Weighted                 Weighted
                                                                    Average                  Average
                                                                   Exercise                 Exercise
                                                      Shares          Price      Shares        Price

Outstanding, beginning of the year                    92,100         $15.80      77,400      $ 10.91
Granted                                               14,850         $19.75      37,500       $22.00
Exercised                                                                       (22,800)       $9.38
Forfeited                                                  -              -           -            -
Outstanding and exercisable, end of the year         106,950         $16.35      92,100       $15.80
Weighted average fair value of options granted                       $ 7.04                   $ 7.04

Page -32-

8. OTHER INCOME AND EXPENSES

a) There were no components of other operating income which exceeded one percent of the aggregate of total interest income and other income at December 31, 2000.

b) Components of other operating expenses which exceed one percent of the aggregate of total interest income and other income are as follows:

December 31,                          2000       1999        1998
(In thousands)
Data\Item processing                  $287       $443        $413
Advertising                           $345       $281        $294
Consulting                            $141       $306        $ 92
Merchant credit card processing       $327       $205        $150

9. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

a. Leases

The Company is obligated to make minimum annual rental payments under non-cancellable operating leases on its premises. The projected minimum rentals under existing leases at December 31, 2000 are as follows (in thousands):

                                            2001               $405
                                            2002               $370
                                            2003               $362
                                            2004               $259
                                            2005               $ 22
                                      Thereafter               $  0

Certain leases contain renewal options and rent escalation clauses. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Rental expenses under these leases for the years ended December 31, 2000, 1999 and 1998 approximated $354,000, $296,000 and $286,000, respectively.

b. Loans

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No material losses are anticipated as a result of these transactions.

The following represents commitments outstanding:

December 31,                               2000                  1999
(In thousands)
Standby letters of credit              $  1,883              $  1,618
Loan commitments outstanding             14,044                12,898
Unused equity lines                      18,261                14,252
Unused construction lines                10,722                 5,543
Unused lines of credit                   12,452                11,241
Unused overdraft lines                    6,700                 5,328
Total commitments outstanding           $64,062               $50,880

Page -33-

c. Other

During 2000, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $1,735,000 in 2000.

During 2000, 1999, and 1998, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York. The Bank has the ability to borrow against its unencumbered residential mortgages and investment securities owned by the Bank. There were no amounts outstanding at December 31, 2000 and 1999.

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

The following method and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Due from Banks and Federal Funds Sold: Carrying amounts approximate fair value, since these instruments are either payable on demand or have short-term maturities.

Securities Available for Sale and Held to Maturity: The estimated fair values are based on independent dealer quotations and quoted market prices.

Loans: The estimated fair values of real estate mortgage loans and other loans receivable are based on discounted cash flow calculations that apply interest rates currently being offered by the Bank for loans with similar remaining maturities to a schedule of aggregated expected monthly maturities.

Deposits: The estimated fair values of deposits are based on discounted cash flow calculations that apply interest rates currently being offered by the Bank for deposits with similar remaining maturities to a schedule of aggregated expected monthly maturities.

Borrowings: The estimated fair value of borrowed funds is based on the discounted value of contractual cash flows using interest rates currently in effect for borrowings with similar maturities and collateral requirements.

Accrued Interest Receivable and Payable: For these short term instruments, the carrying amount is a reasonable estimate of the fair value.

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

December 31,                                                     2000                           1999
(In thousands)                                Carrying           Fair         Carrying          Fair
                                                Amount          Value           Amount         Value
Financial Assets:
  Cash and due from banks                     $ 16,005       $ 16,005         $ 11,604      $ 11,604
  Interest bearing deposits with banks              39             39              417           417
  Federal funds sold                                 -              -            8,000         8,000
  Securities available-for-sale                114,454        114,454           84,596        84,596
  Securities held-to-maturity                   12,397         12,414           13,373        13,361
  Loans                                        198,992        188,298          168,899       167,974
  Accrued interest receivable                    2,165          2,165            1,857         1,857

Financial Liabilities:
  Demand and other deposits                    313,379        313,503          274,322       273,997
  Federal funds purchased                        9,700          9,700                -             -
  Accrued interest payable                         786            786              761           761

Page -33-

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

Page -35-

The Company and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated)
As of December 31,                                                2000
(In thousands)
                                                                                          To Be Well
                                                               For Capital            Capitalized Under
                                                                 Adequacy             Prompt Corrective
                                              Actual             Purposes             Action Provisions
                                           Amount   Ratio      Amount    Ratio         Amount        Ratio
Total Capital (to risk weighted assets)   $29,544   12.6%     $18,799    >8.0%        $23,498      > 10.0%
Tier 1 Capital (to risk weighted assets)   27,444   11.7%       9,399    >4.0%         14,099      >  6.0%
Tier 1 Capital (to average assets)         27,444    7.9%      13,911    >4.0%         17,389      >  5.0%

As of December 31,                                                1999
(In thousands)
                                                                                          To Be Well
                                                               For Capital            Capitalized Under
                                                                 Adequacy             Prompt Corrective
                                              Actual             Purposes             Action Provisions
                                           Amount   Ratio      Amount    Ratio         Amount        Ratio
Total Capital (to risk weighted assets)   $26,508   13.2%     $16,090    >8.0%        $20,113      > 10.0%
Tier 1 Capital (to risk weighted assets)   24,537   12.2%       8,045    >4.0%         12,068      >  6.0%
Tier 1 Capital (to average assets)         24,537    8.2%      12,024    >4.0%         15,030      >  5.0%

Bridgehampton National Bank
As of December 31,                                                2000
(In thousands)
                                                                                          To Be Well
                                                               For Capital            Capitalized Under
                                                                 Adequacy             Prompt Corrective
                                              Actual             Purposes             Action Provisions
                                           Amount   Ratio      Amount    Ratio         Amount        Ratio
Total Capital (to risk weighted assets)   $29,407   12.5%     $18,799    >8.0%        $23,498      > 10.0%
Tier 1 Capital (to risk weighted assets)   27,307   11.6%       9,399    >4.0%         14,099      >  6.0%
Tier 1 Capital (to average assets)         27,307    7.9%      13,911    >4.0%         17,389      >  5.0%

As of December 31,                                                1999
(In thousands)
                                                                                          To Be Well
                                                               For Capital            Capitalized Under
                                                                 Adequacy             Prompt Corrective
                                              Actual             Purposes             Action Provisions
                                           Amount   Ratio      Amount    Ratio         Amount        Ratio
Total Capital (to risk weighted assets)   $26,049   13.0%     $16,090    >8.0%        $20,113      > 10.0%
Tier 1 Capital (to risk weighted assets)   24,078   12.0%       8,045    >4.0%         12,068      >  6.0%
Tier 1 Capital (to average assets)         24,078    8.0%      12,062    >4.0%         15,078      >  5.0%

Page -36-

12. BRIDGE BANCORP INC. (PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

December 31,                                          2000           1999
(In thousands)
Assets
Cash and cash equivalents                          $   137        $   329
Dividend receivable                                    551            468
Other assets                                             -            130
Investment in the Bank                              28,651         23,213
     Total Assets                                  $29,339        $24,140
Liabilities
Dividends payable                                      548            468
Other liabilities                                        3              -
     Total Liabilities                             $   551        $   468
Stockholders' Equity
Stockholders' Equity                                29,441         23,672
        Treasury stock at cost, 40,000 shares         (653)             -
    Total Stockholders' Equity                     $28,788        $23,672

    Total Liabilities and Stockholders' Equity     $29,339        $24,140

Condensed Statements of Income

Year Ended December 31,                          2000        1999       1998
(In thousands)
Dividend income from the Bank                  $2,409      $1,786     $1,482
Other operating expenses                            1           1          4
Income before income taxes and equity in
  undistributed earnings of the Bank            2,408       1,785      1,478
Income tax provision                                0           0         (2)
Income before equity in undistributed
  earnings of the Bank                          2,408       1,785      1,480
Equity in undistributed earnings of the Bank    3,228       2,982      2,415
Net income                                     $5,636      $4,767     $3,895

Page -37-

Condensed Statements of Cash Flows

Year Ended December 31,                                                              2000         1999        1998
(In thousands)
Cash flows used by operations:
Other operating expenses                                                           $  129       $   (1)     $   (4)
Net cash used by operating activities                                                 129           (1)         (4)
Cash flows from investing activities:
Payment for the purchase of treasury stock                                         $ (653)           -           -
Dividends received                                                                  2,325        2,377       2,043
Net cash provided by investing activities                                           1,672        2,377       2,043
Cash flows used by financing activities:
Net proceeds from issuance of common stock upon exercise of stock options              -           214         109
Dividends paid                                                                     (1,993)      (2,377)     (2,043)
Net cash used by financing activities                                              (1,993)      (2,163)     (1,934)
Net increase  in cash and cash  equivalents                                          (192)         213         105
Cash and cash equivalents at beginning of  year                                       329          116          11
Cash and cash equivalents at end of year                                           $  137       $  329      $  116
Reconciliation of net income to net cash used by operating activities:
Net income                                                                         $5,636       $4,767      $3,895
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of the Bank                                       (3,228)      (2,982)     (2,415)
Dividend income                                                                    (2,409)      (1,786)     (1,482)
Income tax benefit from exercise of employee stock options                              -           72          51
Increase in other assets                                                              130          (72)        (53)
Net cash used by operating activities                                              $  129       $   (1)     $   (4)

Page -38-

13. QUARTERLY FINANCIAL DATA (Unaudited)

Selected Consolidated Quarterly Financial Data

2000 Quarter Ended,                                       March 31,      June 30,    September 30,     December 31,
(In thousands, except per share amounts)
Interest income                                              $5,621        $6,109           $6,846           $6,882
Interest expense                                              1,735         1,977            2,509            2,532
Net interest income                                           3,886         4,132            4,337            4,350
Provision for loan losses                                       105             -                -                -
Net interest income after provision for loan losses           3,781         4,132            4,337            4,350
Other income                                                    530           628              675              713
Other expenses                                                2,605         2,989            2,750            2,702
Income before income taxes                                    1,706         1,771            2,262            2,361
Provision for income taxes                                      496           521              709              738
Net income                                                   $1,210        $1,250           $1,553           $1,623
Basic earnings per share                                    $  0.29       $  0.29          $  0.37          $  0.38
Diluted earnings per share                                  $  0.28       $  0.29          $  0.37          $  0.38

1999 Quarter Ended,                                       March 31,      June 30,    September 30,     December 31,
(In thousands, except per share amounts)
Interest income                                              $4,856        $5,157           $5,386           $5,657
Interest expense                                              1,489         1,503            1,529            1,614
Net interest income                                           3,367         3,654            3,857            4,043
Provision for loan losses                                       105           105              105              105
Net interest income after provision for loan losses           3,262         3,549            3,752            3,938
Other income                                                    601           809              676              583
Other expenses                                                2,403         2,563            2,487            2,563
Income before income taxes                                    1,460         1,795            1,941            1,958
Provision for income taxes                                      507           628              637              615
Net income                                                  $   953        $1,167           $1,304           $1,343
Basic earnings per share                                    $  0.22       $  0.28          $  0.31          $  0.31
Diluted earnings per share                                  $  0.22       $  0.27          $  0.31          $  0.31

Page -39-

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Bridge Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Bridge Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

New York, New York
January 21, 2001

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

“Nominees for Director and Directors Continuing in Office,” “Shares Beneficially Owned by other Executive Officers and All Directors” and “Compliance with Section 16 (a) of the Exchange Act” set forth on pages 3 through 6 of the Registrant’s Proxy Statement dated March 9, 2001 are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” and “Employment Contracts and Severance Agreements” set forth on pages 8 through 14 of the Registrant’s Proxy Statement dated March 9, 2001 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

“Beneficial Ownership” and “Nominees for Director and Directors Continuing in Office” set forth on pages 2 through 6 of the Registrant’s Proxy Statement dated March 9, 2001 are incorporated herein by reference.

Page -40-

Item 13. Certain Relationships and Related Transactions

“Certain Relationships and Related Transactions” set forth on page 17 of the Registrant’s Proxy Statement dated March 9, 2001 is incorporated herein by reference.

Related Party Loans.

Certain directors and related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2000 and 1999. Such loans were made in the ordinary course of business on substantially the same terms, including interest rate and security, as those prevailing at the time for comparable transactions with other persons, and do not represent more than normal risk of collection or present other unfavorable features. The aggregate amount of these loans was approximately $429,000 and $67,000 at December 31, 2000 and 1999, respectively. During 2000 $410,000 of new loans to such persons were made and repayments totaled $25,000. There were no loans to directors which were nonaccruing at December 31, 2000 or 1999.

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
 10.3             Annual Incentive Plan
 10.4             Service Agreement - Fiserv Boston, Inc.
 10.5             Equity Incentive Plan
 10.6             Change in Control Agreement - Christopher Becker, Dated January 19, 1999

Reports on Form 8-K.

On October 18, 2000 the registrant filed a form 8K relative to the purchase of 20,000 shares or .5% of its outstanding common stock to be held as treasury stock.

Page -41-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         BRIDGE BANCORP, INC.
                                                              Registrant

March 19, 2001                                 By  /s/ Thomas J. Tobin
                                               Thomas J. Tobin,
                                               President/CEO

March 19, 2001                                 By  /s/ Christopher Becker
                                               Christopher Becker,
                                               Executive Vice President/Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 19, 2001                                 /s/ Raymond Wesnofske             Director
                                               Raymond Wesnofske

March 19, 2001                                 /s/ Thomas J. Tobin               Director
                                               Thomas J. Tobin

March 19, 2001                                 /s/ Thomas E. Halsey              Director
                                               Thomas E. Halsey

March 19, 2001                                 /s/ Marcia Z. Hefter              Director
                                               Marcia Z. Hefter

March 19, 2001                                 /s/ R. Timothy Maran              Director
                                               R. Timothy Maran

March 19, 2001                                 /s/ Albert E. McCoy               Director
                                               Albert E. McCoy

March 19, 2001                                 /s/ Walter A. Preische, Jr.       Director
                                               Walter A. Preische, Jr.

March 19, 2001                                 /s/ L.H. Strickland               Director
                                               L.H. Strickland

Page -42-

EXHIBIT INDEX

Exhibit Number                  Description of Exhibit                                                     Exhibit

        3.1           Certificate of Incorporation of the Registrant (incorporated by reference
                      to Registrant's amended Form 10, File No. 0-18546, filed October 15, 1990)                 *

        3.1(i)        Certificate of Amendment of the Certificate of Incorporation of the
                      Registrant  (incorporated by reference to Registrant's Form 10,
                      File No. 0-18546, filed August 13, 1999)                                                   *

        3.2           By-laws of the Registrant (incorporated by reference to Registrant's
                      amended Form 10, File No. 0-18546, filed October 15, 1990)                                 *

        10.1          Employment Contract - Thomas J. Tobin (incorporated by reference to
                      Registrant's Form 10-KSB, File No. 0-18546, filed March 31, 1997)                          *

        10.3          Annual Incentive Plan (incorporated by reference to Registrant's Form 10-KSB,
                      File No. 0-18546, filed March 31, 1994)                                                    *

        10.4          Service Agreement - Fiserv Boston, Inc. (incorporated by reference to Registrant's
                      Form 10-KSB, File No 0-18546, filed March 31, 1994)                                        *

        10.5          Equity Incentive Plan (incorporated by reference to Registrant's Form 14A,
                      File No. 0-18546, filed April 1, 1996)                                                     *

        10.6          Change in Control Agreement - Christopher Becker (incorporated by reference
                      to Registrant's Form 10-K, File No. 0-18546, filed March 31, 1999)                         *

* Denotes incorporated by reference

Page -43-