Form 10-Q
period 2001-03-31
BRIDGE BANCORP INC
filed 2001-05-14
CIK 846617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

There were 4,208,379 shares of common stock outstanding as of May 14, 2001.

BRIDGE BANCORP, INC.

PART I – FINANCIAL INFORMATION

    Item 1.  Financial Statements

                      Unaudited Consolidated Statements of Condition as of March 31, 2001
                      and  December 31, 2000

                      Unaudited  Consolidated  Statements  of Income for the Three Months Ended
                      March  31, 2001 and 2000

                      Unaudited Consolidated Statements of Stockholders' Equity for the Three Months
                      Ended March 31, 2001

                      Unaudited Consolidated Statements of Cash Flows for the Three Months
                      Ended March  31, 2001 and 2000

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

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Condition
(In thousands, except share and per share amounts)
                                                                  March 31,  December 31,
                                                                       2001          2000
=========================================================================================
ASSETS
Cash and due from banks                                           $  14,004      $ 16,005
Interest earning deposits with banks                                     58            39
                                                                -------------------------
       Total cash and cash equivalents                               14,062        16,044

Investment in debt and equity securities, net:
   Securities available for sale, at fair value                     114,133       114,454
   Securities held to maturity (fair value of $12,100
   and $12,414 respectively)                                         12,060        12,397
                                                                -------------------------
       Total investment in debt and equity securities, net          126,193       126,851

Loans                                                               209,062       201,092
Less:
  Allowance for loan losses                                          (2,212)       (2,100)
                                                                -------------------------
       Loans, net                                                   206,850       198,992

Banking premises and equipment, net                                   9,158         9,210
Accrued interest receivable                                           2,339         2,165
Other assets                                                          1,357         1,380
                                                                -------------------------
Total Assets                                                       $359,959      $354,642
                                                                =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                    $ 95,835      $ 99,979
Savings, N.O.W. and money market deposits                           173,102       158,904
Certificates of deposit of $100,000 or more                          23,754        21,892
Other time deposits                                                  33,219        32,604
                                                                -------------------------
        Total deposits                                              325,910       313,379
Overnight borrowings                                                      -         9,700
Accrued interest on depositors' accounts                                763           786
Other liabilities and accrued expenses                                2,557         1,989
                                                                -------------------------
Total Liabilities                                                   329,230       325,854
                                                                -------------------------

Stockholders' equity:
Common stock, par value $.01 per share:
 Authorized: 20,000,000 shares; 4,257,597 issued
 and 4,214,379 outstanding at 3/31/01 and  4,257,597
 issued and 4,217,597 outstanding  at 12/31/00                           43            43
  Surplus                                                            21,261        21,261
  Undivided profits                                                   7,701         6,793
 Less:  Treasury Stock at cost, 43,218 shares at 3/31/01               (703)         (653)
                                                                -------------------------
                                                                     28,302        27,444
  Accumulated other comprehensive (loss)income, net of taxes          2,427         1,344
                                                                -------------------------
        Total Stockholders' Equity                                   30,729        28,788
  Commitments and contingencies
                                                                -------------------------
Total Liabilities and Stockholders' Equity                         $359,959      $354,642
                                                                =========================
See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of  Income
(In  thousands, except  per share amounts)
                                                      Three months ended March 31,
                                                             2001             2000
==================================================================================
Interest income:
  Loans (including fee income)                             $4,640           $3,912
  Mortgage-backed securities                                1,352              812
  State and municipal obligations                             453              438
  U.S. Treasury and government agency securities              153              250
  Federal funds sold                                          108              186
  Other securities                                             19               18
  Deposits with banks                                           1                5
                                                        ---------        ---------
    Total interest income                                   6,726            5,621
Interest expense:
  Savings, N.O.W. and money market deposits                 1,639              895
  Certificates of deposit of $100,000 or more                 329              461
  Other time deposits                                         403              379
  Federal funds purchased                                      10                -
                                                        ---------        ---------
    Total interest expense                                  2,381            1,735
                                                        ---------        ---------
Net interest income                                         4,345            3,886
Provision for loan losses                                      85              105
                                                        ---------        ---------
Net interest income after provision for loan losses         4,260            3,781
                                                        ---------        ---------
Other income:
  Service charges on deposit accounts                         349              245
  Fees for other customer services                            151              143
  Net securities gains                                         78                -
  Other operating income                                        6               54
                                                        ---------        ---------
    Total other income                                        584              442
                                                        ---------        ---------
Other expenses:
  Salaries and employee benefits                            1,539            1,306
  Net occupancy expense                                       256              202
  Furniture and fixture expense                               209              175
  Other operating expenses                                    731              834
                                                        ---------        ---------
    Total other expenses                                    2,735            2,517
                                                        ---------        ---------
Income before provision for income taxes                    2,109            1,706
Provision for income taxes                                    652              496
                                                        ---------        ---------
Net income                                                 $1,457           $1,210
                                                        =========        =========
Basic earnings per share                                  $  0.35          $  0.29
                                                        =========        =========
Diluted earnings per share                                $  0.34          $  0.28
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
                                                  Common Stock        Comprehensive   Undivided Treasury  Comprehensive
                                                Shares  Amount Surplus       Income     Profits    Stock         Income    Total
================================================================================================================================

                                             =========================              ============================================

Balance at December 31, 2000                 4,257,597     $43 $21,261                   $6,793    ($653)        $1,344  $28,788
Net income                                       -       -       -           $1,457       1,457    -           -           1,457
Purchase of  Treasury Stock                      -       -       -                                   (79)                    (79)
Issuance of vested stock awards from
treasury                                                                                              29                      29
Cash dividends declared, $.13 per share                                                    (549)                            (549)
Net change in  unrealized (depreciation)/
  appreciation in securities available for
   sale, net of tax                              -       -       -            1,083      -         -              1,083    1,083
                                                                      -------------
Comprehensive Income                             -       -       -           $2,540      -         -           -           -
                                             -------------------------=============---------------------------------------------

Balance at March 31, 2001                    4,257,597     $43 $21,261                   $7,701    ($703)        $2,427  $30,729
                                             ===================================================================================

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows
(In thousands)
Three months ended March 31,                                                 2001          2000
===============================================================================================
Operating activities:
  Net Income                                                              $ 1,457       $ 1,210
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                                    85           105
  Depreciation and amortization                                               219           173
  Accretion of discounts                                                      (47)          (23)
  Amortization of premiums                                                     32            38
  Earned or allocated expense of restricted stock awards                       16             9
  Net securities losses (gains)                                               (78)            -
  (Increase) in accrued interest receivable                                  (174)         (316)
  Decrease (increase) in other assets                                          23           (78)
  Increase (decrease) in accrued and other liabilities                       (150)          (94)
                                                                      =========================
Net cash provided by operating activities                                   1,383         1,024
                                                                      =========================
Investing activities:
  Purchases of securities available for sale                              (10,815)       (9,933)
  Purchases of securities held to maturity                                 (1,790)       (2,127)
  Proceeds from sales of securities available for sale                      9,746             -
  Proceeds from maturing securities available for sale                        275             -
  Proceeds from maturing securities held to maturity                        2,127         2,000
  Proceeds from principal payments on mortgage-backed securities            2,998         1,144
  Net  (increase) decrease in loans                                        (7,943)       (5,590)
  Purchases of banking premises and equipment, net of deletions              (167)         (838)
                                                                      =========================
Net cash used by investing activities                                      (5,569)      (15,344)
                                                                      =========================
Financing activities:
  Net increase in deposits                                                 12,531        12,001
 Decrease in other borrowings                                              (9,700)         (320)
  Payment for the purchase of treasury stock                                  (79)            -
  Cash dividends paid                                                        (548)         (468)
                                                                      =========================
Net cash provided by financing activities                                   2,204        11,213
                                                                      =========================
(Decrease) increase in cash and cash equivalents                           (1,982)       (3,107)
Cash and cash equivalents beginning of period                              16,044        20,021
                                                                      =========================
Cash and cash equivalents end of period                                   $14,062       $16,914
                                                                      =========================
Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                              $ 2,404       $ 1,760
    Income taxes                                                          $   329       $   215
 Noncash investing and financing activities:
    Dividends declared and unpaid                                         $   549       $   509

See accompanying notes to the Unaudited Consolidated Financial Statements.
BRIDGE BANCORP, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The Bank has one subsidiary that was formed on May 14, 1999, Bridgehampton Community Inc., a passive Real Estate Investment Trust (REIT). The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to current year presentations. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K.

2. Earnings Per Share

For the three months ended March 31, 2001 and 2000, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,239,055 and 4,268,497, respectively. For the three months ended March 31, 2001 and 2000, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,214,269 and 4,250,564, respectively. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive stock options.

3. Repurchased Stock

On January 3, 2001 the Company announced that its Board of Directors approved a stock repurchase of 5,000 shares in an open market transaction at a cost of $79,000. The repurchased shares are being held as Treasury Stock.

On February 22, 2001 the Company announced that its Board of Directors authorized a stock repurchase program for the repurchase of up to 210,630 of the Company’s shares, or approximately 5% of its common shares outstanding, from time to time in the open market or through private purchases, depending on market conditions and subject to compliance with applicable securities laws.

4. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                                    03/31/01               12/31/00
==========================================================================================
(In thousands)                                        Estimated                  Estimated
                                           Amortized       Fair     Amortized         Fair
                                                Cost      Value          Cost        Value
                                         =================================================
Available for sale:
  U.S. Treasury securities                  $  2,012   $  2,040      $  2,017     $  2,032
  Oblig. of U.S. Government agencies           6,951      7,158         6,944        7,050
  Oblig. of NY State & pol.subs.              26,657     27,641        34,318       34,781
  Mortgage-backed securities                  74,471     77,294        68,923       70,591
                                         =================================================
    Total available for sale                $110,091   $114,133      $112,202     $114,454
                                         =================================================
Held to maturity:
  Oblig. of NY State & pol.subs.            $ 10,667   $ 10,707      $ 11,314     $ 11,331

Non marketable Equity securities:
  Federal Reserve Bank Stock                $     36   $     36      $     36     $     36
  Federal Home Loan Bank Stock                 1,357      1,357         1,047        1,047
                                         =================================================
    Total held to maturity                  $ 12,060   $ 12,100      $ 12,397     $ 12,414
                                         =================================================
Total debt and equity securities            $122,151   $126,233      $124,599     $126,868
                                         =================================================

5. Loans

Loans are summarized as follows:

                                          03/31/01          12/31/00
====================================================================
(In thousands)

Real Estate Loans                         $173,718          $165,889
Unsecured business and personal loans       33,778            33,291
Secured business and personal loans          1,000             1,059
Installment/consumer loans                     679               963
                                        ----------------------------
Total loans                               $209,175          $201,202
Unearned income                               (113)             (110)
                                        ----------------------------
                                           209,062          $201,092
                                        ----------------------------
Allowance for loan losses                   (2,212)           (2,100)
                                        ----------------------------
Net loans                                 $206,850          $198,992
                                        ============================

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

6. Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended March 31, 2001, management believes the allowance for possible loan losses is adequate.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments after consideration of the information available to them at the time of their examination.

Changes in the allowance for possible loan losses are summarized as follows:

Period ended,                          03/31/01       12/31/00      03/31/00
============================================================================
(In thousands)

Allowance for loan losses
  balance at beginning of period         $2,100         $1,971        $1,971

Charge-offs:
Real estate loans                             -              9             -
Unsecured business & personal loans           5             62             1
Secured business & personal loans             -              -             -
Installment/consumer loans                    7             36            21
                                        ------------------------------------
   Total                                     12            107            22

Recoveries:
Real estate loans                            29             58            32
Unsecured business & personal loans           1              1             1
Secured business & personal loans             -              -             -
Installment/consumer loans                    9             72            28
                                       -------------------------------------
   Total                                     39            131            61
                                       -------------------------------------

Net recoveries (charge-offs)                 27             24            39
Provision for loan losses
 charged to operations                       85            105           105
                                       -------------------------------------
Balance at end of period                 $2,212         $2,100        $2,115
                                       =====================================
Ratio of net recoveries (charge-offs)
during period to average loans
outstanding                               0.01%          0.01%         0.02%
                                      ======================================

7. Asset Quality

The following table summarizes non-performing loans:

                                      03/31/01       12/31/00
                                      =======================
(In thousands)
Loans 90 days or more past due
  and still accruing:
  Other                                  $  19           $  -
Nonaccrual loans:
Mortgage loans:
    Single-family residential              558            463
    Commercial real estate                 319            300
    Construction and Land                    -              -
Other                                        5              6
                                      =======================
Total nonaccrual loans                     882            769
Restructured loans                           -              -
Other real estate owned, net                 -              -
                                      =======================
Total                                     $901           $769
                                      =======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Bridge Bancorp, Inc. (the Company), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, has minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (the Bank), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Interest income on loans and investments is a function of the average balances outstanding and the average rates earned during a period. Interest expense is a function of the average amount of interest bearing deposits and the average rates paid on such deposits during a period. The Bank also generates other income, such as service charges on deposit accounts and income from fees for other customer services and merchant credit card processing programs. The level of its other expenses, such as employees' salaries and benefits and occupancy costs, further affects the Bank's net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company's 2000 Form 10-K.

Financial Condition

The assets of the Registrant totaled $359,959,000 at March 31, 2001, an increase of $5,317,000 or 1.5% from the year-end. This increase mainly results from an increase in net loans of $7,858,000 or 4.0%. The increase in net loans was offset by a decrease in cash and cash equivalents of $1,982,000 or 12.4%, and a decrease in total investment securities of $658,000 or .5%. The primary source of funds for the increase in assets was derived from increased deposits of $12,531,000 or 4.0%. Demand deposits decreased $4,144,000 or 4.1% over December 31, 2000. Savings, N.O.W. and money market deposits increased $16,675,000 or 7.8%. The decrease in demand deposits is primarily due to a repositioning of consumer and public fund deposits from demand to money market resulting from business development efforts targeting high balance relationships.

Total stockholders' equity was $30,729,000 at March 31, 2001, an increase of 6.7% over December 31, 2000. The increase of $1,941,000 was the result of net income for the three month period ended March 31, 2001, of $1,457,000; less $79,000 utilized for the purchase of 5,000 shares of treasury stock; plus $29,000 obtained from the issuance of vested stock awards from treasury; less cash dividends declared of $549,000; and plus the net increase in unrealized appreciation in securities available for sale, net of tax, of $1,083,000. Total capital before unrealized gains on available-for-sale securities increased by $858,000 or 3.1%. Securities held as available-for-sale may be sold in response to , or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. During the first quarter of 2001, management sold municipal securities in the available for sale investment portfolio and reinvested these funds in mortgage backed securities earning higher market rates of return. Changes in market conditions were the primary reason for the net increase in unrealized appreciation in securities available for sale.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month period ended March 31, 2001 and 2000, respectively. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

Three months ended March  31,                                    2001                             2000
-----------------------------------------------------------------------------------------------------------------------
                                                     Average                 Average     Average                Average
(In thousands)                                       Balance    Interest  Yield/Cost     Balance   Interest  Yield/Cost
-----------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
  Loans, net (including fee income)                 $203,650      $4,640        9.2%    $172,168     $3,912        9.1%
  Mortgage backed securities (1)                      73,681       1,352        7.4%      46,569        812        7.0%
  Tax exempt investment securities (1)                39,384         656        6.8%      40,847        619        6.1%
  Taxable investment securities (1)                    8,962         153        6.9%      15,556        250        6.5%
  Federal funds sold                                   7,885         108        5.6%      12,863        186        5.8%
  Other securities                                     1,103          19        7.0%       1,083         18        6.7%
  Deposits with banks                                     82           1        4.9%         420          5        4.8%
                                                    -------------------------------------------------------------------
Total interest earning assets                        334,747       6,929        8.4%     289,506      5,802        8.1%

Non-interest earning assets:
  Cash and due from banks                             14,189                              14,090
  Other assets                                        12,809                              13,026
                                                    --------                            --------
Total assets                                        $361,745                            $316,622
                                                    ========                            ========
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
    Savings, N.O.W. and money market deposits       $175,306      $1,639        3.8%    $133,483       $895        2.7%
     Certificates of deposit of $100,000 or more      24,038         329        5.6%      35,085        461        5.3%
  Other time deposits                                 32,918         403        5.0%      34,480        379        4.4%
  Federal funds purchased                                699          10        5.8%           -          -           -
                                                    -------------------------------------------------------------------
Total interest bearing liabilities                   232,961       2,381        4.1%     203,048      1,735        3.4%
Non-interest bearing liabilities:
  Demand deposits                                     99,241                              87,348
  Other liabilities                                    1,709                               1,541
                                                    --------                            --------
Total liabilities                                    333,911                             291,937
Stockholders' equity (1)                              27,834                              24,685
                                                    --------                            --------
Total liabilities and stockholders' equity          $361,745                            $316,622
                                                    ========                            ========

Net interest income/interest rate spread (2)                      $4,548        4.3%                 $4,067        4.7%
                                                                  ------------------                 ------------------
Net interest earning assets/net
interest margin(3)                                  $103,909                    5.5%    $ 88,467                   5.6%
                                                    --------                  ------------------                 ------
Ratio of interest earning assets
 to interest bearing liabilities                                              143.7%                             142.6%
                                                                              ------                             ------
Less: Tax equivalent adjustment                                   $ (203)                            $ (181)
                                                                  ------                             ------
Net interest income                                               $4,345                             $3,886
                                                                  ------                             ------

(1) Excludes unrealized depreciation\appreciation in available-for-sale securities.

(2) The above table is presented on a tax equivalent basis. Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),(ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) the net changes. For purposes of this table, changes which are not due solely to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include nonaccrual loans.

For the Periods Ended March  31,                     Three months ended
                                                       2001 Over 2000

(In thousands)                                    Changes Due To
==============================================================================
                                                Volume      Rate    Net Change
Interest income on interest
   earning assets:

Loans (including loan fee income)                    $682       $46       $728
Mortgage-backed securities                            488        52        540
Tax exempt investment securities                     (125)      162         37
Taxable investment securities                        (206)      109        (97)
Federal funds sold                                    (70)       (8)       (78)
Other securities                                        -         1          1
Deposits with banks                                    (5)        1         (4)
                                                   ---------------------------
   Total interest earning assets                     $764      $363     $1,127
                                                   ---------------------------

Interest expense on interest
   bearing liabilities
Savings, N.O.W.  and money market deposits            324       420        744
Certificates of deposit of $100,000 or more          (274)      142       (132)
Other time deposits                                   (95)      119         24
Federal funds purchased                                10         -         10
                                                   ---------------------------
   Total interest bearing liabilities                ($35)     $681       $646
                                                   ---------------------------
Net interest income                                  $729     $(318)      $481
                                                   ===========================

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject and is considered well capitalized.

The Bank’s actual capital amounts and ratios are presented in the following table:

As of March 31,                                                         2001
==================================================================================================================
(In thousands)                                                                                          To Be Well
                                                                     For Capital                 Capitalized Under
                                                                        Adequacy                 Prompt Corrective
                                               Actual                   Purposes                 Action Provisions
==================================================================================================================
                                         Amount       Ratio        Amount       Ratio             Amount     Ratio
                                         =========================================================================
Total Capital (to risk weighted assets)  30,514       12.8%        19,141       >8.0%             23,926    >10.0%
Tier 1 Capital (to risk weighted assets) 28,302       11.8%         9,570       >4.0%             14,356    > 6.0%
Tier 1 Capital (to average assets)       28,302        7.8%        14,470       >4.0%             18,087    > 5.0%

As of December 31,                                                      2000
==================================================================================================================
(In thousands)                                                                                          To Be Well
                                                                     For Capital                 Capitalized Under
                                                                        Adequacy                 Prompt Corrective
                                               Actual                   Purposes                 Action Provisions
==================================================================================================================
                                         Amount       Ratio        Amount       Ratio             Amount     Ratio
                                         =========================================================================
Total Capital (to risk weighted assets)  29,544       12.6%        18,799       >8.0%             23,498    >10.0%
Tier 1 Capital (to risk weighted assets) 27,444       11.7%         9,399       >4.0%             14,099    > 6.0%
Tier 1 Capital (to average assets)       27,444        7.9%        13,911       >4.0%             17,389    > 5.0%

Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of a derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 133 is now effective for fiscal quarters of fiscal years beginning after June 2000 and does not require restatement of prior periods . In management’s opinion, the adoption of SFAS No. 133 and 137 did not have a material effect on the Company’s consolidated financial statements.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000

During the three month period ended March 31, 2001, the Registrant earned net income of $1,457,000 or $ .34 per share as compared with $1,210,000 or $.28 per share for the same period in 2000. Highlights for the three months ended March 31, 2001 include: (i) a $459,000 or 11.8% increase in net interest income; (ii) a $142,000 or 32.1% increase in total other income; and (iii) a $218,000 or 8.7% increase in total other expenses over the same period in 2000. The effective income tax rate increased to 30.90% from 29.20% for the same period last year.

Net income for the first three months of 2001 reflects annualized returns of 21.23% on average total stockholders’ equity and 1.63% on average total assets as compared to the corresponding figures for the preceding calendar year of 21.86% on average total stockholders’ equity and 1.62% on average total assets. For purposes of these calculations, average stockholders’ equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $459,000 or 11.8% for the current three month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $289,506,000 in 2000 to $334,747,000 for the comparable period in 2001, a 15.6% increase. Average interest bearing liabilities increased 14.7% to $232,961,000 in 2001 from $203,048,000 for the same period last year. The yield on average interest earning assets at March 31, 2001 increased to 8.4% from 8.1% during the same period in 2000. The cost of average interest bearing liabilities increased to 4.1% from 3.4% during the same period in 2000. The net yield on average earning assets decreased to 5.5% from 5.6% during the same period last year.

Average mortgage back securities grew by $27,112,000 or 58.2% when compared to the same three month period in 2000. This increase is partially due to deposit growth outpacing loan growth and a repositioning of the investment portfolio.

Average loans grew by $31,482,000 or 18.3% when compared to the same three month period in 2000. Each component of the loan portfolio contributed to the growth; however, real estate loans increased $29,860,000 or 20.8% and unsecured business and personal loans increased $3,058,000 or 10.0%. Growth in real estate loans is partially attributed to a change in holding strategy whereby a portion of originated residential mortgages are held in portfolio instead of being sold on the secondary market. Unsecured business and personal loans increased as a result of business development efforts.

The performance of the loan portfolio continued to be strong through March 31, 2001 with net recoveries of $27,000. Since December 31, 2000 non-performing loans increased 17.2% from $769,000 to $901,000, representing 0.43% of loans, net, at March 31, 2001. The Company had no foreclosed real estate at quarter’s end. Total non-performing assets represented 0.25% of total assets at the corresponding date.

An $85,000 provision for loan losses was recorded during the three month period ended 2001 compared to a $105,000 provision for the same period in 2000. The allowance for loan losses increased to $2,212,000 at March 31, 2001, as compared to $2,100,000 at December 31, 2000. As a percentage of loans, the allowance was 1.06% at March 31, 2001 and 1.04% at December 31, 2000.

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended March 31, 2001, management believes the allowance for possible loan losses is adequate.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments after consideration of the information available to them at the time of their examination.

Total other income increased during the three month period ended March 31, 2001 by $142,000 or 32.1% over the same period last year. Service charges on deposit accounts for the three month period ended March 31, 2001 totaled $349,000, an increase of $104,000 or 42.5% over the same period last year. This increase is attributed to a change, in January of 2001, in the process of charging fees for checks drawn on non-sufficient funds and returned checks. Fees for other customer services for the three month period ended March 31, 2001 totaled $151,000, an increase of $8,000 or 5.6% over the same period last year.

Other operating income for the three month period ended March 31, 2001 totaled $6,000, a decrease of $48,000 or 88.9% over the same period last year. The decrease primarily resulted from a decrease in income from the gain on the sale of mortgages resulting from a change in strategy whereby a portion of originated residential mortgages are held in portfolio instead of being sold on the secondary market. While revenue from mortgage banking operations was down, corresponding expense reductions partially offset such decline.

During the first quarter of 2001, management sold a portion of the lowest yielding securities in the available for sale investment portfolio and reinvested these funds in securities earning current market rates of return. The net gain recognized on this sale was $78,000.

Total other expenses increased during the three month period ended March 31, 2001 by $218,000 or 8.7% over the same period last year. Salary and benefit expense increased $233,000 or 17.8% for the three month period ended March 31, 2001 over the same period last year. The increase in salary expense is attributed to increased staffing, primarily for the new branch office in Sag Harbor that the Bank opened in the first quarter of 2001, and salary increases. Net occupancy expenses increased $54,000 or 26.7% during the three month period ended March 31, 2001. These increases primarily result from the leasing of space for the new branch office in Sag Harbor, opened during the first quarter. Furniture and fixture expense for the three month period ended March 31, 2001 increased $34,000 or 19.4% over the same period last year. The increase in furniture and fixture expense is attributed to the depreciation of item processing assets and fixed assets for the new branch offices in Greenport, opened during the second quarter of 2000, and Sag Harbor opened in the first quarter of this year.

Total other operating expenses for the three month period ended March 31, 2001 totaled $731,000, a decrease of $103,000 or 12.4% over the same period last year. During the first quarter of 2000, the Company incurred nonrecurring set up costs to bring the item processing function in house. Expenses paid to a former vendor of these services remained high during the transition period. With more item processing transactions now being conducted in house, the fees paid to this vendor are steadily declining.

The provision for income taxes increased during the three month period ended March 31, 2001 by $157,000 or 31.5% over the same period last year. The effective tax rate for the three month period ended March 31, 2001 was 30.90% as compared to the prior year rate of 29.20% which was primarily due to the Bank holding less tax exempt securities.

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

The Company’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Company’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loans to capital ratios. At March 31, 2001, the Company had aggregate lines of credit of $30,000,000 with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $10,000,000 is availble on an unsecured basis. The Company also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against investment securities and unencumbered residential mortgages owned by the Bank. At March 31, 2001, the Company had no such borrowings outstanding. During the first quarter of 2001, the Bank executed a master repurchase agreement with the Federal Home Loan Bank. The Bank does not anticipate the need to borrow under this agreement in the near future.

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

Not applicable

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits

11.0 Statement re: Computation of Per Share Earnings

   b. Reports on Form 8-K

        On January 3, 2001 the registrant filed a form 8K relative to the purchase of 5,000 shares or .1% of its outstanding common stock to be held as treasury stock.

        On February 22, 2001 the registrant filed a form 8K relative to the approval of a stock repurchase program authorizing the repurchase of up to 210,630 of the Company’s shares, or approximately 5% of its common shares outstanding from time to time in the open market or through private purchases, depending on market conditions.

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.

Date: May 14, 2001    /s/ Thomas J. Tobin
                      -----------------------------------
                      Thomas J. Tobin
                      President and Chief Executive Officer

Date: May 14, 2001    /s/ Christopher Becker
                      -----------------------------------
                      Christopher Becker
                      Executive Vice President and Treasurer