Form 10-Q
period 2001-06-30
BRIDGE BANCORP INC
filed 2001-08-14
CIK 846617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

There were 4,194,879 shares of common stock outstanding as of August 14, 2001.

BRIDGE BANCORP, INC.

PART I – FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Unaudited Consolidated Statements of Condition as of June 30, 2001
                 and  December 31, 2000

                 Unaudited  Consolidated  Statements  of Income for the Three Months and Six
                 Months Ended June 30, 2001 and 2000

                 Unaudited Consolidated Statements of Stockholders' Equity for the Six Months
                 Ended June 30, 2001

                 Unaudited Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2001 and 2000

                 Notes to Unaudited Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8K
                 11.0 Statement re: Computation of Per Share Earning
         Signatures

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Condition
(In thousands, except share and per share amounts)
                                                                          June 30,  December 31,
                                                                              2001          2000
================================================================================================
ASSETS
Cash and due from banks                                                  $  14,169      $ 16,005
Interest earning deposits with banks                                            70            39
Federal funds sold                                                           8,000             -
                                                                         -----------------------
       Total cash and cash equivalents                                      22,239        16,044

Investment in debt and equity securities, net:
   Securities available for sale, at fair value (securities pledged of $91,003 and $73,977 at June 30, 2001
     and December 31, 2000 respectively)                                   121,322       114,454
   Securities held to maturity (fair value of $8,892
   and $12,414 respectively)                                                 8,870        12,397
                                                                         =======================
       Total investment in debt and equity securities, net                 130,192       126,851

Loans                                                                      219,599       201,092
Less:
  Allowance for loan losses                                                 (2,273)       (2,100)
                                                                         =======================
       Loans, net                                                          217,326       198,992

Banking premises and equipment, net                                          9,012         9,210
Accrued interest receivable                                                  2,055         2,165
Other assets                                                                 1,619         1,380
                                                                         =======================
Total Assets                                                              $382,443      $354,642
                                                                         =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                           $108,473      $ 99,979
Savings, N.O.W. and money market deposits                                  174,333       158,904
Certificates of deposit of $100,000 or more                                 32,732        21,892
Other time deposits                                                         32,950        32,604
                                                                         =======================
        Total deposits                                                     348,488       313,379
Overnight borrowings                                                             -         9,700
Accrued interest on depositors' accounts                                       707           786
Other liabilities and accrued expenses                                       2,006         1,989
                                                                         =======================
Total Liabilities                                                          351,201       325,854
                                                                         =======================

Stockholders' equity:
Common stock, par value $.01 per share:
  Authorized: 20,000,000 shares; 4,257,597 issued;
  4,194,879 and 4,217,597 shares outstanding at
  6/30/01 and 12/31/00 respectively                                             43            43
  Surplus                                                                   21,261        21,261
  Undivided profits                                                          8,831         6,793
 Less:  Treasury Stock at cost, 62,718 and 40,000
        shares at 6/30/01 and 12/31/00 respectively                         (1,045)         (653)
                                                                         =======================
                                                                            29,090        27,444
  Accumulated other comprehensive income, net of taxes                       2,152         1,344
                                                                         =======================
        Total Stockholders' Equity                                          31,242        28,788
  Commitments and contingencies
                                                                         =======================
Total Liabilities and Stockholders' Equity                                $382,443      $354,642
                                                                         =======================
See accompanying notes to the Unaudited Consolidated Financial Statements.
BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of  Income
(In  thousands, except  per share amounts)
                                                Three months ended June 30,        Six months ended June 30,
                                                       2001            2000            2001             2000
============================================================================================================
Interest income:
  Loans (including fee income)                       $4,701          $4,203          $9,341           $8,115
  Mortgage-backed securities                          1,430             982           2,782            1,794
  State and municipal obligations                       434             444             887              882
  U.S. Treasury and government agency securities        155             266             308              516
  Federal funds sold                                    104             175             212              361
  Other securities                                       19              18              38               36
  Deposits with banks                                    29              21              30               26
                                                    --------------------------------------------------------
    Total interest income                             6,872           6,109          13,598           11,730

Interest expense:
  Savings, N.O.W. and money market deposits           1,392           1,104           3,031            1,999
  Certificates of deposit of $100,000 or more           382             471             711              932
  Other time deposits                                   387             386             790              765
  Federal funds purchased                                 9              16              19               16
 Other borrowed money                                     3               -               3                -
                                                    --------------------------------------------------------
    Total interest expense                            2,173           1,977           4,554            3,712
                                                    --------------------------------------------------------

Net interest income                                   4,699           4,132           9,044            8,018
Provision for loan losses                                85               0             170              105
                                                    --------------------------------------------------------

Net interest income after provision for loan losses   4,614           4,132           8,874            7,913
                                                    --------------------------------------------------------

Other income:
  Service charges on deposit accounts                   361             271             710              516
  Fees for other customer services                      188             108             339              248
  Net securities (losses) gains                           -            (266)             78            (266)
  Other operating income                                 77              46              83               99
                                                    --------------------------------------------------------
    Total other income                                  626             159           1,210              597
                                                    --------------------------------------------------------

Other expenses:
  Compensation and employee benefits                  1,524           1,292           3,063            2,598
  Net occupancy expense                                 244             222             500              424
  Furniture and fixture expense                         213             203             422              378
  Other operating expenses                              775             803           1,506            1,633
                                                    --------------------------------------------------------
    Total other expenses                              2,756           2,520           5,491            5,033
                                                    --------------------------------------------------------

Income before provision for income taxes              2,484           1,771           4,593            3,477
Provision for income taxes                              808             521           1,460            1,017
                                                    --------------------------------------------------------
Net income                                           $1,676          $1,250           3,133            2,460
                                                    ========================================================
Basic earnings per share                            $  0.40         $  0.29          $ 0.75           $ 0.58
                                                    ========================================================
Diluted earnings per share                          $  0.40         $  0.29          $ 0.74           $ 0.57
                                                    ========================================================

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
                                                Common Stock        Comprehensive   Undivided Treasury  Comprehensive
                                              Shares  Amount Surplus       Income     Profits    Stock         Income    Total
==============================================================================================================================

                                           =========================              ============================================

Balance at December 31, 2000               4,257,597     $43 $21,261                   $6,793   ($653)         $1,344  $28,788
Net income                                     -       -       -           $3,133       3,133    -           -           3,133
Purchase of  Treasury Stock                    -       -       -                                 (445)                    (445)
Issuance of vested stock awards from
treasury                                                                                           29                       29
Exercise of stock options                      -       -       -                                   24                       24
Cash dividends declared, $.26 per share                                                (1,095)                          (1,095)
Net change in  unrealized (depreciation)/
  appreciation in securities available for
   sale, net of tax                            -       -       -              808      -         -                808      808
                                                                    -------------
Comprehensive Income                           -       -       -           $3,941      -         -           -           -
                                           -------------------------=============---------------------------------------------

Balance at June 30, 2001                   4,257,597     $43 $21,261                   $8,831 ($1,045)         $2,152  $31,242
                                           ===================================================================================

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows
(In thousands)
Six months ended June 30,                                                    2001          2000
===============================================================================================
Operating activities:
  Net Income                                                              $ 3,133       $ 2,460
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                               170           105
      Depreciation and amortization                                           450           382
      Accretion of discounts                                                 (116)          (53)
      Amortization of premiums                                                 69            73

      Earned or allocated expense of restricted stock awards                   29            18
      Loss on the sale of assets                                                4             -
      Net securities losses (gains)                                           (78)          266
      (Increase) in accrued interest receivable                               110          (156)
      Decrease in deferred income taxes                                         -            43
      Decrease (increase) in other assets                                    (239)         (958)
      Increase (decrease) in accrued and other liabilities                   (587)         (552)
                                                                          =====================
Net cash provided by operating activities                                   2,945         1,628
                                                                          =====================
Investing activities:
  Purchases of securities available for sale                              (24,014)      (29,355)
  Purchases of securities held to maturity                                 (6,504)       (3,181)
  Proceeds from sales of securities available for sale                      9,747         4,386
  Proceeds from maturing securities available for sale                        820           785
  Proceeds from maturing securities held to maturity                       10,032        11,183
  Proceeds from principal payments on mortgage-backed securities            8,038         2,584
  Net  (increase) decrease in loans                                       (18,504)      (17,587)
  Purchases of banking premises and equipment, net of deletions              (256)       (1,237)
                                                                          =====================
Net cash used by investing activities                                     (20,641)      (32,422)
                                                                          =====================
Financing activities:
  Net increase in deposits                                                 35,109        50,312
 Decrease in other borrowings                                              (9,700)         (320)
 Payment for the purchase of treasury stock                                  (445)            -
 Net proceeds from exercise of stock options issued pursuant
 to the equity incentive plan                                                  24             -
  Cash dividends paid                                                      (1,097)         (977)
                                                                          =====================
Net cash provided by financing activities                                  23,891        49,015
                                                                          =====================
(Decrease) increase in cash and cash equivalents                            6,195        18,221
Cash and cash equivalents beginning of period                              16,044        20,021
                                                                          =====================
Cash and cash equivalents end of period                                   $22,239       $38,242
                                                                          =====================
Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                               $4,634       $ 3,790
    Income taxes                                                           $1,623        $1,225
 Noncash investing and financing activities:
    Dividends declared and unpaid                                       $     546     $     509

See accompanying notes to the Unaudited Consolidated Financial Statements.
BRIDGE BANCORP, INC. AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The Bank has one subsidiary that was formed on May 14, 1999, Bridgehampton Community Inc., a passive Real Estate Investment Trust (REIT). The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to current year presentations. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K.

2. Earnings Per Share

For the three months ended June 30, 2001 and 2000, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,237,397 and 4,258,370, respectively. For the three months ended June 30, 2001 and 2000, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,208,659 and 4,237,597, respectively. For the six months ended June 30, 2001 and 2000, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,238,210 and 4,266,107, respectively. For the six months ended June 30, 2001 and 2000, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,211,448 and 4,244,081, respectively. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive stock options.

3. Repurchased Stock

On January 3, 2001 the Company announced that its Board of Directors approved a stock repurchase of 5,000 shares in an open market transaction at a cost of $79,000. The repurchased shares are being held as Treasury Stock.

On February 22, 2001 the Company announced that its Board of Directors authorized a stock repurchase program for the repurchase of up to 210,630 of the Company’s shares, or approximately 5% of its common shares outstanding, from time to time in the open market or through private purchases, depending on market conditions and subject to compliance with applicable securities laws. As of June 30, 2001, 21,000 shares had been repurchased by the Company pursuant to the stock repurchase program at an aggregate cost of $366,000.

4. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                                               06/30/01                            12/31/00
===========================================================================================================
(In thousands)                                                Estimated                           Estimated
                                          Amortized                Fair        Amortized               Fair
                                               Cost               Value             Cost              Value
                                          =================================================================
Available for sale:
  U.S. Treasury securities                 $  2,007            $  2,031         $  2,017           $  2,032
  Oblig. of U.S. Government agencies          6,959               7,174            6,944              7,050
  Oblig. of NY State & pol.subs.             26,097              27,081           34,318             34,781
  Mortgage-backed securities                 82,674              85,036           68,923             70,591
                                          =================================================================
    Total available for sale               $117,737            $121,322         $112,202           $114,454
                                          =================================================================
Held to maturity:
  Oblig. of NY State & pol.subs.           $  7,477            $  7,499         $ 11,314           $ 11,331

Non marketable Equity securities:
  Federal Reserve Bank Stock               $     36            $     36         $     36           $     36
  Federal Home Loan Bank Stock                1,357               1,357            1,047              1,047
                                          =================================================================
    Total held to maturity                 $  8,870            $  8,892         $ 12,397           $ 12,414
                                          =================================================================
Total debt and equity securities           $126,607            $130,214         $124,599           $126,868
                                          =================================================================
5. Loans Loans are summarized as follows:
                                                      06/30/01          12/31/00
================================================================================
(In thousands)

Real Estate Loans                                    $183,012          $165,889
Unsecured business and personal loans                  34,811            33,291
Secured business and personal loans                       693             1,059
Installment/consumer loans                              1,189               963
                                                     ==========================
Total loans                                          $219,705          $201,202
Unearned income                                          (106)             (110)
                                                     ==========================
                                                     $219,599          $201,092
Allowance for loan losses                              (2,273)           (2,100)
                                                     ==========================
Net loans                                            $217,326          $198,992
                                                     ==========================

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

6. Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended June 30, 2001, management believes the allowance for possible loan losses is adequate.

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

Changes in the allowance for possible loan losses are summarized as follows:
Period ended,                                    06/30/01       12/31/00        06/30/00
========================================================================================
(In thousands)

Allowance for loan losses
  Balance at beginning of period                   $2,100         $1,971          $1,971

Charge-offs:
Real estate loans                                       -                              9
Unsecured business & personal loans                    38             62              62
Secured business & personal loans                       -              -               -
Installment/consumer loans                              9             36              21
                                                  ======================================
   Total                                               47            107              92

Recoveries:
Real estate loans                                      29             58              55
Unsecured business & personal loans                     5              1               1
Secured business & personal loans                       -              -               -
Installment/consumer loans                             16             72              47
                                                  ======================================
   Total                                               50            131             103
                                                  ======================================

Net recoveries (charge-offs)                            3             24              11
Provision for loan losses
 charged to operations                                170            105             105
                                                  ======================================
Balance at end of period                           $2,273         $2,100          $2,087
                                                  ======================================
Ratio of net recoveries (charge-offs) during
  period to average loans outstanding               0.00%          0.01%           0.02%
                                                  ======================================
7. Asset Quality The following table summarizes non-performing loans:
                                               06/30/01       12/31/00
======================================================================
(In thousands)
Loans 90 days or more past due
  and still accruing:
  Other                                          $    -        $     -
Nonaccrual loans:
Mortgage loans:
    Single-family residential                       316            463
    Commercial real estate                          300              -
    Construction and Land                             -              -
Other                                               122              6
                                                  ====================
Total nonaccrual loans                              438            769
Restructured loans                                    -              -
Other real estate owned, net                          -              -
                                                  ====================
Total                                              $438           $769
                                                  ====================

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

Financial Condition

The assets of the Registrant totaled $382,443,000 at June 30, 2001, an increase of $27,801,000 or 7.8% from the year-end. This increase mainly results from an increase in cash and cash equivalents of $6,195,000 or 38.6%, an increase in debt and equity securities of $3,341,000 or 2.6% , and an increase in net loans of $18,334,000 or 9.2%. The primary source of funds for the increase in assets was derived from increased deposits of $35,109,000 or 11.2% over December 31, 2000. The increase in deposits is offset by a decrease in overnight borrowings of $9,700,000 or 100% from the year-end. Demand deposits increased $8,494,000 or 8.5% over December 31, 2000. This increase is attributed to growth in deposits associated with business development efforts in new and existing markets. Savings, N.O.W. and money market deposits increased $15,429,000 or 9.7%, certificates of deposit over $100,000 increased $10,840,000 or 49.5% and other time deposits increased $346,000 or 1.1% over year end. These increases are primarily attributed to increased public fund deposits.

Total stockholders' equity was $31,242,000 at June 30, 2001, an increase of 8.5% over December 31, 2000. The increase of $2,454,000 was the result of net income for the six month period ended June 30, 2001, of $3,133,000; less $445,000 utilized for the purchase of 26,000 shares of treasury stock; plus $29,000 obtained from the issuance of vested stock awards from treasury; plus the proceeds of $24,000 from the exercise of incentive stock options pursuant to the equity incentive plan; less cash dividends declared of $1,095,000; and plus the net increase in unrealized appreciation in securities available for sale, net of tax, of $808,000. Securities held as available-for-sale may be sold in response to , or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. During the first quarter of 2001, management sold municipal securities in the available for sale investment portfolio and reinvested these funds in mortgage backed securities earning higher market rates of return. Changes in market conditions were the primary reason for the net increase in unrealized appreciation in securities available for sale.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month and six month periods ended June 30, 2001 and 2000, respectively. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

Three months ended June 30,                                      2001                             2000
---------------------------------------------------------------------------------------------------------------------
                                                     Average                 Average     Average              Average
(In thousands)                                       Balance    Interest  Yield/Cost     Balance   InterestYield/Cost
---------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
  Loans, net (including fee income)                 $213,281      $4,701        8.8%    $183,426     $4,203      9.2%
  Mortgage backed securities (1)                      78,284       1,430        7.3%      54,876        982      7.2%
  Tax exempt investment securities (1)                38,005         643        6.8%      41,179        627      6.1%
  Taxable investment securities (1)                    8,965         155        6.9%      16,458        266      6.5%
  Federal funds sold                                  10,646         104        3.9%      10,458        175      6.7%
  Other securities                                     1,393          19        5.5%       1,083         18      6.7%
  Deposits with banks                                  3,014          29        3.9%       1,894         21      4.5%
                                                    -----------------------------------------------------------------
Total interest earning assets                        353,588       7,081        8.0%     309,374      6,292      8.2%
Non-interest earning assets:
  Cash and due from banks                             13,751                              13,944
  Other assets                                        14,749                              13,827
                                                    --------                            --------
Total assets                                        $382,088                            $337,145
                                                    ========                            ========
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
    Savings, N.O.W. and money market deposits       $181,135      $1,392        3.1%    $143,486     $1,104      3.1%
     Certificates of deposit of $100,000 or more      31,718         382        4.8%      33,483        471      5.7%
  Other time deposits                                 33,938         387        4.6%      34,155        386      4.5%
  Federal funds purchased                                921           9        3.9%         862         16      7.5%
  Other Borrowings                                       275           3        4.4%     -           -         -
                                                    -----------------------------------------------------------------
Total interest bearing liabilities                   247,987       2,173        3.5%     211,986      1,977      3.8%
Non-interest bearing liabilities:
  Other assets                                        14,749                              13,827
  Demand deposits                                    105,543                              99,903
  Other liabilities                                    1,254                               1,575
                                                    --------                            --------
Total liabilities                                    354,784                             313,464
Stockholders' equity (1)                              27,304                              23,681
                                                    --------                            --------
Total liabilities and stockholders' equity          $382,088                            $337,145
                                                    ========                            ========
Net interest income/interest rate spread (2)                      $4,908        4.5%                 $4,315      4.4%
                                                                  ------      ------                 ------    ------
Net interest earning assets/net interest margin(3)  $105,601                    5.6%    $ 97,388                 5.6%
                                                    --------                  ------    --------               ------
Ratio of interest earning assets to interest
  bearing liabilities                                                         142.6%                           145.9%
                                                                              ------                           ------
Less: Tax equivalent adjustment                                  $ (209)                            $ (183)
                                                                 -------                            -------
Net interest income                                              $ 4,699                            $ 4,132
                                                                 -------                            -------

Six months ended June 30,                                        2001                             2000
---------------------------------------------------------------------------------------------------------------------
                                                     Average                 Average     Average              Average
(In thousands)                                       Balance    Interest  Yield/Cost     Balance   InterestYield/Cost
---------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
  Loans, net (including fee income)                 $208,492      $9,341        9.0%    $176,733     $8,115      9.2%
  Mortgage backed securities (1)                      75,995       2,782        7.4%      50,723      1,794      7.1%
  Tax exempt investment securities (1)                38,691       1,300        6.8%      41,013      1,246      6.1%
  Taxable investment securities (1)                    8,963         308        6.9%      16,007        516      6.5%
  Federal funds sold                                   9,273         212        4.6%      11,661        361      6.2%
  Other securities                                     1,249          38        6.1%       1,083         36      6.7%
  Deposits with banks                                  1,539          30        3.9%       1,156         26      4.5%
                                                    -----------------------------------------------------------------
Total interest earning assets                        344,202      14,011        8.2%     298,376     12,094      8.2%
Non-interest earning assets:
  Cash and due from banks                             13,986                              14,017
  Other assets                                        13,064                              12,810
                                                    --------                            --------
Total assets                                        $371,252                            $325,203
                                                    ========                            ========
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
    Savings, N.O.W. and money market deposits       $176,897      $3,031        3.5%    $138,484     $1,999      2.9%
     Certificates of deposit of $100,000 or more      27,899         711        5.1%      34,284        932      5.5%
  Other time deposits                                 33,431         790        4.8%      34,318        765      4.5%
  Federal funds purchased                                911          19        4.2%         431         16      7.5%
  Other Borrowings                                       138           3        4.4%     -           -         -
                                                    -----------------------------------------------------------------
Total interest bearing liabilities                   239,276       4,554        3.8%     207,517      3,712      3.6%
Non-interest bearing liabilities:
  Demand deposits                                    101,270                              91,017
  Other liabilities                                    2,436                               1,634
                                                    --------                            --------
Total liabilities                                    342,982                             300,168
Stockholders' equity (1)                              28,270                              25,035
                                                    --------                            --------
Total liabilities and stockholders' equity          $371,252                            $325,203
                                                    ========                            ========
Net interest income/interest rate spread (2)                      $9,457        4.4%                 $8,382      4.6%
                                                                  ------      ------                 ------    ------
Net interest earning assets/net interest margin(3)  $104,926                    5.5%    $ 90,859                 5.6%
                                                    --------                  ------    --------               ------
Ratio of interest earning assets to interest
  bearing liabilities                                                         143.9%                           143.8%
                                                                              ------                           ------
Less: Tax equivalent adjustment                                  $ (413)                            $ (364)
                                                                 -------                            -------
Net interest income                                              $ 9,044                            $ 8,018
                                                                 -------                            -------

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

For the Periods Ended June 30,                    Three months ended                Six months ended
                                                    2001 Over 2000                   2001 Over 2000

(In thousands)                                 Changes Due To                   Changes Due To
============================================================================================================
                                             Volume      Rate    Net Change   Volume     Rate    Net Change
Interest income on interest
   earning assets:

Loans (including loan fee income)               $1,499  $ (1,001)      $498     $1,723     $(497)    $1,226
Mortgage-backed securities                         430        18        448        918        70        988
Tax exempt investment securities                  (222)      238         16       (169)      223         54
Taxable investment securities                     (221)      110       (111)      (304)       96       (208)
Federal funds sold                                  21       (92)       (71)       (66)      (83)      (149)
Other securities                                    17       (16)         1          9        (7)         2
Deposits with banks                                 25       (17)         8         13        (9)         4
   Total interest earning assets                $1,549   $  (760)      $789     $2,124     $(207)    $1,917
                                             ===============================================================

Interest expense on interest
   bearing liabilities

Savings, N.O.W.  and money market deposits         318       (30)       288        612       420      1,032
Certificates of deposit of $100,000 or more        (24)      (65)       (89)      (167)      (54)      (221)
Other time deposits                                 (9)       10          1        (49)       74         25
Federal funds purchased                              7       (14)        (7)        22       (19)         3
                                             ===============================================================
Other Borrowings                                     3        -           3          3          -          3
                                             ===============================================================
   Total interest bearing liabilities           $  295    $ (99)       $196     $  421     $ 421       $842
                                             ===============================================================
Net interest income                             $1,254    $(661)       $593     $1,703     $(628)     $1,075
                                             ===============================================================
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject and is considered well capitalized.

The Bank’s actual capital amounts and ratios are presented in the following table:

As of June  30,                                                           2001
=====================================================================================================================
(In thousands)                                                                              To Be Well
                                                              For Capital                Capitalized Under
                                                               Adequacy                  Prompt Corrective
                                            Actual             Purposes                  Action Provisions
======================================================================================================================
                                         Amount       Ratio          Amount        Ratio             Amount     Ratio
                                         =============================================================================
Total Capital (to risk weighted assets)  31,363       12.5%          20,044        >8.0%             25,055    >10.0%
Tier 1 Capital (to risk weighted assets) 29,090       11.6%          10,022        >4.0%             15,033   >  6.0%
Tier 1 Capital (to average assets)       29,090        7.8%          14,850        >4.0%             18,563   >  5.0%

As of December 31,                                                        2000
=====================================================================================================================
(In thousands)                                                                              To Be Well
                                                              For Capital                Capitalized Under
                                                               Adequacy                  Prompt Corrective
                                            Actual             Purposes                  Action Provisions
=====================================================================================================================
                                         Amount       Ratio          Amount        Ratio             Amount     Ratio
                                         ============================================================================
Total Capital (to risk weighted assets)  29,544       12.6%          18,799        >8.0%             23,498    >10.0%
Tier 1 Capital (to risk weighted assets) 27,444       11.7%           9,399        >4.0%             14,099   >  6.0%
Tier 1 Capital (to average assets)       27,444        7.9%          13,911        >4.0%             17,389   >  5.0%

Recent Accounting Developments

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements will change the accounting for business combinations and goodwill in two ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS No. 142. The adoption of SFAS Nos. 141 and 142 will not materially effect the Company's statements of financial condition and results of operations. SFAS Nos. 141 and 142 will become effective on July 1, 2001 and January 1, 2002, respectively, for the Company.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, which disclosures have been incorporated into our consolidated financial statements. There was no material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 140.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of a derivative and the resulting designation. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"- an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement amends and supersedes certain paragraphs of SFAS No. 133. The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS Nos. 138 and 133 apply to quarterly and annual financial statements. There was no material impact on the Company's financial condition or results of operations upon adoption of SFAS Nos. 138 and 133.

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2001 and 2000

During the three month period ended June 30, 2001, the Registrant earned net income of $1,676,000 or $ .38 per share as compared with $1,250,000 or $.29 per share for the same period in 2000. During the six month period ended June 30, 2001, the Registrant earned net income of $3,133,000 or $ .74 per share as compared with $2,460,000 or $ .57 per share for the same period in 2000. Highlights for the three months ended June 30, 2001 include: (i) a $567,000 or 13.7% increase in net interest income; (ii) a $467,000 or 293.7% increase in total other income; and (iii) a $236,000 or 9.4% increase in total other expenses over the same period in 2000. The effective income tax rate increased to 32.52% from 29.19% for the same period last year. Highlights for the six months ended June 30, 2001 include: (i) a $1,026,000 or 12.8% increase in net interest income; (ii) a $613,000 or 102.7% increase in total other income; and (iii) a $458,000 or 9.1% increase in total other expenses over the same period in 2000. The effective income tax rate increased to 31.78% from 29.21% for the same period last year.

Net income for the first six months of 2001 reflects annualized returns of 22.36% on average total stockholders’ equity and 1.70% on average total assets as compared to the corresponding figures for the preceding calendar year of 21.86% on average total stockholders’ equity and 1.62% on average total assets. For purposes of these calculations, average stockholders’ equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $567,000 or 13.7% for the current three month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $309,374,000 in 2000 to $353,588,000 for the comparable period in 2001, a 14.3% increase. Average interest bearing liabilities increased 17.0% to $247,987,000 in 2001 from $211,986,000 for the same period last year. The yield on average interest earning assets at for the three month period ended June 30, 2001 decreased to 8.0% from 8.2% during the same period in 2000. The cost of average interest bearing liabilities decreased to 3.5% from 3.8% during the same period in 2000. The net yield on average earning assets remained constant at 5.6% for the three month periods ended June 30, 2000 and 2001.

Net interest income increased by $1,026,000 or 12.8% for the current six month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $298,376,000 in 2000 to $344,202,000 for the comparable period in 2001, a 15.4% increase. Average interest bearing liabilities increased 15.3% to $239,276,000 in 2001 from $207,517,000 for the same period last year. The yield on average interest earning assets remained constant at 8.2% for the six month periods ended June 30, 2000 and 2001. The cost of average interest bearing liabilities increased to 3.8% from 3.6% during the same period in 2000. The net yield on average earning assets decreased to 5.5% from 5.6% during the same period last year.

Average mortgage backed securities grew by $25,272,000 or 49.8% when compared to the same six month period in 2000. This increase is partially due to deposit growth outpacing loan growth and a repositioning of the investment portfolio.

Average loans grew by $31,759,000 or 18.0% when compared to the same six month period in 2000. Each component of the loan portfolio contributed to the growth; however, real estate loans increased $17,123,000 or 10.3% since December 31, 2000. Growth in real estate loans is partially attributed to a change in holding strategy whereby a portion of originated residential mortgages are held in portfolio instead of being sold on the secondary market.

The performance of the loan portfolio continued to be strong for the six months ended June 30, 2001. Since December 31, 2000 non-performing loans decreased 43.0% from $769,000 to $438,000, representing 0.20% of loans, net, at June 30, 2001. The Company had no foreclosed real estate at quarter’s end. Total non-performing assets represented 0.11% of total assets at the corresponding date.

The provision for loan losses made during the second quarter of 2001 was $85,000. No provision for loan losses was made for the same period in 2000. A $170,000 provision for loan losses was recorded during the six month period ended June 30, 2001 compared to a $105,000 provision for the same period in 2000. The allowance for loan losses increased to $2,273,000 at June 30, 2001, as compared to $2,100,000 at December 31, 2000. As a percentage of loans, the allowance was 1.04% at June 30, 2001 and December 31, 2000.

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended June 30, 2001, management believes the allowance for possible loan losses is adequate.

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

Total other income increased during the three month period ended June 30, 2001 by $467,000 or 293.7% over the same period last year. For the six month period ended June 30, 2001 total other income increased $613,000 or 102.7% over the same period last year. Service charges on deposit accounts for the three month period ended June 30, 2001 totaled $361,000, an increase of $90,000 or 33.2% over the same period last year. Service charges on deposit accounts for the six month period ended June 30, 2001 totaled $710,000, an increase of $194,000 or 37.6% over the same period last year. This increase is attributed to a change, in January of 2001, in the process of charging fees for checks drawn on non-sufficient funds and returned checks. There were no net losses on securities for the three month period ended June 30, 2001 as compared to a $266,000 net loss for the same period last year. For the six month period ended June 30, 2001 net gains on securities totaled $78,000 compared to net losses of $266,000, an increase of $344,000 or 129.3% over the same period last year. These fluctuations in the net gains and losses in securities sales result from management selling a portion of the lowest yielding securities in the available for sale investment portfolio during the second quarter of 2000 and the first quarter of 2001 and reinvesting the funds in securities earning current market rates of return. Fees for other customer services for the three month period ended June 30, 2001 totaled $188,000, an increase of $80,000 or 74.1% over the same period last year. Fees for other customer services for the six month period ended June 30, 2001 totaled $339,000, and increase of $91,000 or 36.7% over the same period in 2000. This increase is partially attributed to an increase in merchant processing income due to an increase in fees resulting from an increase in the number of merchants processing credit card sales. This increase was partially offset by a decrease in fees collected on residential mortgage loans due to a reduction in the number of residential mortgages originated over the same period. Decreases in other income were partially offset by fees received through a new debit card product introduced during the third quarter of 1999.

Other operating income for the three month period ended June 30, 2001 totaled $77,000, an increase of $31,000 or 67.4% over the same period last year. The increase primarily resulted from an insurance recovery resulting from a prior year loss totaling approximately $51,000 that was recognized during the second quarter 2001. For the six month period ended June 30, 2001 other operating income totaled $83,000, a decrease of $16,000 or 16.2% over the same period last year. This decrease is primarily due to a decrease in income from the gain on the sale of mortgages of $64,000 or 84.1% partially offset by the prior mentioned insurance recovery. During the prior year, the Bank continued to sell mortgages into the secondary market as they converted from the construction phase to a permanent mortgage. As these loans run off, the Bank instituted a change in strategy whereby a portion of originated residential mortgages are held in portfolio instead of being sold on the secondary market.

Total other expenses increased during the three month period ended June 30, 2001 by $236,000 or 9.4% over the same period last year. For the six month period ended June 30, 2001 total other expenses increased by $458,000 or 9.1% over the same period last year. Compensation and benefit expense increased $232,000 or 18.0% for the three month period ended June 30, 2001 over the same period last year. For the six month period ended June 30, 2001 compensation and benefit expense increased $465,000 or 17.9% over the same period last year. The increase in compensation expense is attributed to increased staffing, primarily for the new branch office in Sag Harbor that the Bank opened in the first quarter of 2001, and salary increases. Net occupancy expenses increased $22,000 or 9.9% during the three month period ended June 30, 2001. For the six month period ended June 30, 2001 net occupancy expenses increased $76,000 or 17.9% over the same period last year. These increases primarily result from the leasing of space for the new branch office in Sag Harbor, opened during the first quarter. Furniture and fixture expense for the three month period ended June 30, 2001 increased $10,000 or 4.9% over the same period last year. For the six month period ended June 30, 2001 furniture and fixture expense increased $44,000 or 11.6% over the same period last year. The increase in furniture and fixture expense is attributed to the depreciation of item processing assets and fixed assets for the new branch offices in Greenport, opened during the second quarter of 2000, and Sag Harbor opened in the first quarter of this year.

Total other operating expenses for the three month period ended June 30, 2001 totaled $775,000, a decrease of $28,000 or 3.5% over the same period last year. Total other operating expenses for the six month period ended June 30, 2001 totaled $1,506,000, a decrease of $127,000 or 7.8% over the same period last year. During the first quarter of 2000, the Company incurred nonrecurring set up costs to bring the item processing function in house. Expenses paid to a former vendor of these services remained high during the transition period. With more item processing transactions now being conducted in house, the fees paid to this vendor are steadily declining. A decrease in marketing expenses resulted from a reduction in expenditures made for promotional sponsorships.

The provision for income taxes increased during the three month period ended June 30, 2001 by $287,000 or 55.1% over the same period last year. The effective tax rate for the three month period ended June 30, 2001 was 32.52% as compared to the prior year rate of 29.41%. The provision for income taxes increased during the six month period ended June 30, 2001 by $443,000 or 43.6% over the same period last year. The effective tax rate for the six month period ended June 30, 2001 was 31.78% as compared to a rate of 29.24% for the same period last year. These increases are primarily due to the Bank holding less tax exempt securities.

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

The Company’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Company’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loans to capital ratios. At June 30, 2001, the Company had aggregate lines of credit of $30,000,000 with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $10,000,000 is availble on an unsecured basis. The Company also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against investment securities and unencumbered residential mortgages owned by the Bank. At June 30, 2001, the Company had no such borrowings outstanding. During the first quarter of 2001, the Bank also executed a master repurchase agreement with the Federal Home Loan Bank which increased it’s borrowing capacity. The Bank does not anticipate the need to borrow under this agreement in the near future.

The Company's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes the Company has sufficient liquidity to meet its operating requirements.

Private Securities Litigation Reform Act Safe Harbor Statement

In this report, as well as other written communications made from time to time by the Company or the Bank (including, without limitation, the Company’s 2000 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Company or the Bank, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform act of 1995 (the PSLRA). Such forward looking statements , in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects”, “believes”, “should”, “plans”, “anticipates”, “will”, “potential”, “estimates”, and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth (on both a generally accepted accounting principles (GAAP) and cash basis); revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Bank’s annual results could differ materially from those management expectations contemplated by the forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, prevailing economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality and composition of the Bank’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, regulatory and technological factors affecting the Bank’s operations, markets, products, services and prices. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

BRIDGE BANCORP, INC.

Date: August 14,2001  /s/ Thomas J. Tobin
                      -----------------------------------
                      Thomas J. Tobin
                      President and Chief Executive Officer

Date: August 14, 2001 /s/ Christopher Becker
                      -----------------------------------
                      Christopher Becker
                      Executive Vice President and Treasurer