Form 10-Q
period 2001-09-30
BRIDGE BANCORP INC
filed 2001-11-07
CIK 846617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

There were 4,197,264 shares of common stock outstanding as of November 6, 2001.

BRIDGE BANCORP, INC.

PART I – FINANCIAL INFORMATION

     Item 1. Financial Statements

               Unaudited  Consolidated  Statements  of Condition as of September
               30, 2001 and December 31, 2000

               Unaudited Consolidated  Statements of Income for the Three Months
               and Nine Months Ended September 30, 2001 and 2000

               Unaudited Consolidated Statements of Stockholders' Equity for the
               Nine Months Ended September 30, 2001

               Unaudited  Consolidated  Statements  of Cash  Flows  for the Nine
               Months Ended September 30, 2001 and 2000

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
     Item 6. Exhibits and Reports on Form 8K

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Condition
(In thousands, except share and per share amounts)
                                                                   September 30,  December 31,
                                                                            2001          2000
==============================================================================================
ASSETS
Cash and due from banks                                                 $ 13,438      $ 16,005
Interest earning deposits with banks                                          91            39
Federal funds sold                                                         9,300             -
                                                                        --------      --------
       Total cash and cash equivalents                                    22,829        16,044

Investment in debt and equity securities, net:
   Securities available for sale, at fair value
   (securities pledged of $77,292 and $73,977 at
   September 30, 2001 and December 31, 2000 respectively)                137,653       114,454
   Securities held to maturity (fair value of $14,295
   and $12,414 respectively)                                              14,246        12,397
                                                                        --------      --------
       Total investment in debt and equity securities, net               151,899       126,851

Loans                                                                    217,214       201,092
Less:
  Allowance for loan losses                                               (2,301)       (2,100)
                                                                        --------      --------
       Loans, net                                                        214,913       198,992

Banking premises and equipment, net                                        8,923         9,210
Accrued interest receivable                                                2,451         2,165
Other assets                                                               1,492         1,380
                                                                        --------      --------
Total Assets                                                            $402,507      $354,642
                                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                         $121,256      $ 99,979
Savings, N.O.W. and money market deposits                                188,230       158,904
Certificates of deposit of $100,000 or more                               22,153        21,892
Other time deposits                                                       33,682        32,604
                                                                        --------      --------
        Total deposits                                                   365,321       313,379
Overnight borrowings                                                           -         9,700
Accrued interest on depositors' accounts                                     774           786
Other liabilities and accrued expenses                                     3,125         1,989
                                                                        --------      --------
Total Liabilities                                                        369,220       325,854
                                                                        --------      --------
Stockholders' equity:
Common stock, par value $.01 per share: Authorized:
  20,000,000 shares; 4,257,597 issued; 4,197,264  and
  4,217,597 shares outstanding at 9/30/01 and 12/31/00 respectively           43            43
  Surplus                                                                 21,154        21,261
  Undivided profits                                                       10,035         6,793
 Less:  Treasury Stock at cost, 60,333 and 40,000 shares at 9/30/01
  and 12/31/00 respectively                                               (1,034)         (653)
                                                                        --------      --------
                                                                          30,198        27,444
  Accumulated other comprehensive income, net of taxes                     3,089         1,344
                                                                        --------      --------
        Total Stockholders' Equity                                        33,287        28,788
  Commitments and contingencies
                                                                        --------      --------
Total Liabilities and Stockholders' Equity                              $402,507      $354,642
                                                                        ========      ========
See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of  Income
(In  thousands, except  per share amounts)
                                         Three months ended September 30,  Nine months ended September 30,
                                                     2001            2000            2001             2000
==========================================================================================================
Interest income:
  Loans (including fee income)                     $4,511          $4,410         $13,852          $12,525
  Mortgage-backed securities                        1,488           1,146           4,270            2,940
  State and municipal obligations                     393             454           1,280            1,336
  U.S. Treasury and government agency securities      219             275             527              791
  Federal funds sold                                  163             421             375              782
  Other securities                                     20              18              58               54
  Deposits with banks                                   2             122              32              148
                                                 ---------------------------------------------------------
    Total interest income                           6,796           6,846          20,394           18,576

Interest expense:
  Savings, N.O.W. and money market deposits         1,321           1,698           4,352            3,697
  Certificates of deposit of $100,000 or more         246             404             957            1,336
  Other time deposits                                 350             407           1,140            1,172
  Federal funds purchased                               -               -              19               16
 Other borrowed money                                   -               -               3                -
                                                 ---------------------------------------------------------
    Total interest expense                          1,917           2,509           6,471            6,221
                                                 ---------------------------------------------------------
Net interest income                                 4,879           4,337          13,923           12,355
Provision for loan losses                              60               -             230              105
                                                 ---------------------------------------------------------
Net interest income after provision for
  loan losses                                       4,819           4,337          13,693           12,250
                                                 ---------------------------------------------------------
Other income:
  Service charges on deposit accounts                 307             267           1,017              783
  Fees for other customer services                    315             280             654              528
  Net securities (losses) gains                         -               -              78             (266)
  Other operating income                                9              27              92              126
                                                 ---------------------------------------------------------
    Total other income                                631             574           1,841            1,171
                                                 ---------------------------------------------------------
Other expenses:
  Compensation and employee benefits                1,485           1,480           4,548            4,078
  Net occupancy expense                               272             225             772              649
  Furniture and fixture expense                       234             207             656              585
  Other operating expenses                            750             737           2,256            2,370
                                                 ---------------------------------------------------------
    Total other expenses                            2,741           2,649           8,232            7,682
                                                 ---------------------------------------------------------
Income before provision for income taxes            2,709           2,262           7,302            5,739
Provision for income taxes                            914             709           2,374            1,726
                                                 ---------------------------------------------------------
Net income                                         $1,795          $1,553          $4,928           $4,013
                                                 =========================================================
Basic earnings per share                          $  0.42         $  0.37          $ 1.17           $ 0.95
                                                 =========================================================
Diluted earnings per share                        $  0.42         $  0.37          $ 1.16           $ 0.94
                                                 =========================================================

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
                                        Common Stock        Comprehensive   Undivided   Treasury  Comprehensive
                                      Shares  Amount Surplus       Income     Profits      Stock         Income    Total
-------------------------------------------------------------------------------------------------------------------------

                                   =========================              ===============================================
Balance at December 31, 2000       4,257,597     $43 $21,261                   $6,793      ($653)        $1,344  $28,788
Net income                                 -       -       -       $4,928       4,928          -              -    4,928
Purchase of  Treasury Stock                -       -       -                                (690)                   (690)
Issuance of vested stock awards
 from treasury                                                                                29                      29
Exercise of stock options                  -       -    (107)                                280                     173
Cash dividends declared, $.40 per
 share                                                                         (1,686)                            (1,686)
Net change in  unrealized
 (depreciation)/appreciation in
 securities available for
 sale, net of tax                          -       -       -        1,745           -          -          1,745    1,745
                                                                -------------
Comprehensive Income                       -       -       -       $6,673           -          -              -        -
                                   -----------------------------=============--------------------------------------------
Balance at September 30, 2001      4,257,597     $43 $21,154                  $10,035    ($1,034)        $3,089  $33,287
                                   ======================================================================================

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows
(In thousands)
Nine months ended September 30,                                          2001          2000
===========================================================================================
Operating activities:
  Net Income                                                          $ 4,928       $ 4,013
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                           230           105
      Depreciation and amortization                                       685           589
      Accretion of discounts                                             (188)          (94)
      Amortization of premiums                                            127           112
      Earned or allocated expense of restricted stock awards               44            26
      Loss on the sale of assets                                            6             -
      Net securities losses (gains)                                       (78)          266
      Increase in accrued interest receivable                            (286)         (553)
      Decrease in deferred income taxes                                     -            69
      (Increase) decrease in other assets                                (112)          463
      (Decrease) increase in accrued and other liabilities                (84)          413
                                                                  -------------------------
Net cash provided by operating activities                               5,272         5,409
                                                                  -------------------------
Investing activities:
  Purchases of securities available for sale                          (44,953)      (49,602)
  Purchases of securities held to maturity                            (12,979)       (7,880)
  Proceeds from sales of securities available for sale                  9,747         4,386
  Proceeds from maturing securities available for sale                  1,455         1,085
  Proceeds from maturing securities held to maturity                   11,130        12,048
  Proceeds from principal payments on mortgage-backed securities       13,585         4,350
  Net  (increase) decrease in loans                                   (16,151)      (19,133)
  Purchases of banking premises and equipment, net of deletions          (404)       (1,401)
                                                                  -------------------------
Net cash used by investing activities                                 (38,569)      (56,147)
                                                                  -------------------------
Financing activities:
 Net increase in deposits                                              51,942        78,677
 Decrease in other borrowings                                          (9,700)         (320)
 Payment for the purchase of treasury stock                              (690)            -
 Net proceeds from exercise of stock options issued
  pursuant to the equity incentive plan                                   173             -
 Cash dividends paid                                                   (1,642)       (1,486)
                                                                  -------------------------
Net cash provided by financing activities                              40,082        76,871
                                                                  -------------------------
(Decrease) increase in cash and cash equivalents                        6,785        26,133
Cash and cash equivalents beginning of period                          16,044        20,021
                                                                  -------------------------
Cash and cash equivalents end of period                               $22,829       $46,154
                                                                  =========================
Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                           $6,483       $ 6,196
    Income taxes                                                       $2,430        $1,395
 Noncash investing and financing activities:
    Dividends declared and unpaid                                   $     590     $     509

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). The Bank has one subsidiary that was formed on May 14, 1999, Bridgehampton Community Inc., a passive Real Estate Investment Trust (REIT). The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to current year presentations. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K.

2. Earnings Per Share

For the three months ended September 30, 2001 and 2000, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,224,304 and 4,259,710, respectively. For the three months ended September 30, 2001 and 2000, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,201,901 and 4,237,597, respectively. For the nine months ended September 30, 2001 and 2000, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,233,540 and 4,263,959, respectively. For the nine months ended September 30, 2001 and 2000, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,208,231 and 4,241,904, respectively. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive stock options.

3. Repurchased Stock

On January 3, 2001 the Company announced that its Board of Directors approved a stock repurchase of 5,000 shares in an open market transaction at a cost of $79,000. The repurchased shares are being held as Treasury Stock.

On February 22, 2001 the Company announced that its Board of Directors authorized a stock repurchase program for the repurchase of up to 210,630 of the Company’s shares, or approximately 5% of its common shares outstanding, from time to time in the open market or through private purchases, depending on market conditions and subject to compliance with applicable securities laws. As of September 30, 2001, 34,590 shares had been repurchased by the Company pursuant to the stock repurchase program at an aggregate cost of $611,000.

4. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                                       09/30/01                   12/31/00
==========================================================================================
(In thousands)                                        Estimated                  Estimated
                                         Amortized         Fair     Amortized         Fair
                                              Cost        Value          Cost        Value
                                          ================================================
Available for sale:
  U.S. Treasury securities                $  2,002     $  2,015      $  2,017     $  2,032
  Oblig. of U.S. Government agencies        17,070       17,572         6,944        7,050
  Oblig. of NY State & pol.subs.            25,915       27,213        34,318       34,781
  Mortgage-backed securities                87,521       90,853        68,923       70,591
                                          ------------------------------------------------
    Total available for sale              $132,508     $137,653      $112,202     $114,454
                                          ------------------------------------------------
Held to maturity:
  Oblig. of NY State & pol.subs.          $ 12,853     $ 12,902      $ 11,314     $ 11,331

Non marketable Equity securities:
  Federal Reserve Bank Stock              $     36     $     36      $     36     $     36
  Federal Home Loan Bank Stock               1,357        1,357         1,047        1,047
                                          ------------------------------------------------
    Total held to maturity                $ 14,246     $ 14,295      $ 12,397     $ 12,414
                                          ------------------------------------------------
Total debt and equity securities          $146,754     $151,948      $124,599     $126,868
                                          ================================================
5. Loans Loans are summarized as follows:
                                         09/30/01          12/31/00
===================================================================
(In thousands)

Real Estate Loans                        $182,915          $165,889
Unsecured business and personal loans      33,043            33,291
Secured business and personal loans           687             1,059
Installment/consumer loans                    624               963
                                         --------          --------
Total loans                              $217,269          $201,202
                                         --------          --------
Unearned income                               (55)             (110)
                                         --------          --------
                                         $217,214          $201,092
Allowance for loan losses                  (2,301)           (2,100)
                                         --------          --------
Net loans                                $214,913          $198,992
                                         ========          ========

The principal business of the Bank is lending, primarily in commercial real estate loans, home equity loans, residential mortgages, commercial loans, construction loan mortgages, consumer loans and land loans. The Bank considers its primary lending area as the five East End towns of Suffolk County, New York. Since the primary lending area of the Bank is the two forks of the eastern end of Long Island, the loan portfolio as a whole is dependent on the economic conditions of the geographic market served by the Bank.

6. Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended September 30, 2001, management believes the allowance for possible loan losses is adequate.

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

Changes in the allowance for possible loan losses are summarized as follows:
Period ended,                                 09/30/01       12/31/00      09/30/00
===================================================================================
(In thousands)

Allowance for loan losses
  Balance at beginning of period                $2,100         $1,971        $1,971

Charge-offs:
Real estate loans                                    -              9             9
Unsecured business & personal loans                 66             62            62
Secured business & personal loans                    -              -             -
Installment/consumer loans                          20             36            33
                                                -----------------------------------
   Total                                            86            107           104
Recoveries:
Real estate loans                                   29             58            56
Unsecured business & personal loans                  7              1             1
Secured business & personal loans                    -              -             -
Installment/consumer loans                          21             72            62
                                                -----------------------------------
   Total                                            57            131           119
                                                -----------------------------------
Net recoveries (charge-offs)                       (29)            24            15
Provision for loan losses
 charged to operations                             230            105           105
                                                -----------------------------------
Balance at end of period                        $2,301         $2,100        $2,091
                                                ===================================
Ratio of net recoveries (charge-offs)
 during period to average loans outstanding      (0.01)%         0.01%        0.02%
                                                ===================================
7. Asset Quality The following table summarizes non-performing loans:
                                    09/30/01       12/31/00
                                    =======================
(In thousands)
Loans 90 days or more past due
  and still accruing:
  Other                               $    -        $     -
Nonaccrual loans:
Mortgage loans:
    Single-family residential            334            463
    Commercial real estate                 -            300
    Construction and Land                  -              -
Unsecured business loans                  28              -
Other                                     30              6
                                    -----------------------
Total nonaccrual loans                   392            769
Restructured loans                         -              -
Other real estate owned, net               -              -
                                    -----------------------
Total                                   $392           $769
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

Financial Condition

The assets of the Registrant totaled $402,507,000 at September 30, 2001, an increase of $47,865,000 or 13.5% from the year-end. This increase mainly results from an increase in debt and equity securities of $25,048,000 or 19.8% , an increase in net loans of $15,921,000 or 8.0% and an increase in cash and cash equivalents of $6,785,000 or 42.3%. The primary source of funds for the increase in assets was derived from increased deposits of $51,942,000 or 16.6% over December 31, 2000. The increase in deposits is offset by a decrease in overnight borrowings of $9,700,000 or 100% from the year-end. Demand deposits increased $21,277,000 or 21.3% over December 31, 2000. This increase is attributed to growth in deposits associated with business development efforts in new and existing markets. Savings, N.O.W. and money market deposits increased $29,326,000 or 18.5%. These increases are primarily attributed to increased public fund deposits.

Total stockholders' equity was $33,287,000 at September 30, 2001, an increase of 15.6% over December 31, 2000. The increase of $4,499,000 was the result of net income for the nine month period ended September 30, 2001, of $4,928,000; less $690,000 utilized for the purchase of 39,590 shares of treasury stock; plus, in connection with the equity incentive plan, (i.) $29,000 obtained from the payment of vested stock awards with shares issued from treasury stock, and (ii.) $173,000 being proceeds from the exercise of incentive stock options; less cash dividends declared of $1,686,000; and plus the net increase in unrealized appreciation in securities available for sale, net of tax, of $1,745,000. Securities held as available-for-sale may be sold in response to , or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. During the first quarter of 2001, management sold municipal securities in the available for sale investment portfolio and reinvested these funds in mortgage backed securities earning higher market rates of return. Changes in market conditions were the primary reason for the net increase in unrealized appreciation in securities available for sale.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month and nine month periods ended September 30, 2001 and 2000, respectively. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

Three months ended September 30,                                 2001                             2000
---------------------------------------------------------------------------------------------------------------------
                                                     Average                 Average     Average              Average
(In thousands)                                       Balance    Interest  Yield/Cost     Balance   InterestYield/Cost
---------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
  Loans, net (including fee income)                 $214,082      $4,511        8.4%    $188,378     $4,410      9.3%
  Mortgage backed securities (1)                      82,419       1,488        7.2%      62,560      1,146      7.3%
  Tax exempt investment securities (1)                36,798         593        6.4%      40,028        649      6.5%
  Taxable investment securities (1)                   14,650         219        5.9%      16,787        275      6.5%
  Federal funds sold                                  18,537         163        3.5%      28,501        428      6.0%
  Other securities                                     1,393          20        5.7%       1,083         18      6.6%
  Deposits with banks                                    180           2        4.4%       7,283        115      6.3%
                                                    -----------------------------------------------------------------
Total interest earning assets                        368,059       6,996        7.5%     344,620      7,041      8.1%
Non-interest earning assets:
  Cash and due from banks                             15,128                              12,847
  Other assets                                        14,372                              13,264
                                                    --------                            --------
Total assets                                        $397,559                            $370,731
                                                    ========                            ========
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
    Savings, N.O.W. and money market deposits       $191,749      $1,321        2.7%    $170,619     $1,698      4.0%
     Certificates of deposit of $100,000 or more      25,958         246        3.8%      27,733        404      5.8%
  Other time deposits                                 32,970         350        4.2%      33,557        407      4.8%
                                                    -----------------------------------------------------------------
Total interest bearing liabilities                   250,677       1,917        3.0%     231,909      2,509      4.3%
Non-interest bearing liabilities:
  Demand deposits                                    115,750                             110,914
  Other liabilities                                    1,364                               1,793
                                                    --------                            --------
Total liabilities                                    367,791                             344,616
Stockholders' equity (1)                              29,768                              26,115
                                                    --------                            --------
Total liabilities and stockholders' equity          $397,559                            $370,731
                                                    ========                            ========
Net interest income/interest rate spread (2)                      $5,079        4.5%                 $4,532      3.8%
                                                                  ------------------                 ----------------
Net interest earning assets/net interest margin(3)  $117,382                    5.5%    $112,711                 5.2%
                                                    --------                    ----    --------                 ----
Ratio of interest earning assets to interest
    bearing liabilities                                                       146.8%                           148.6%
                                                                              ------                           ------
Less: Tax equivalent adjustment                                   $ (200)                            $ (195)
                                                                  ------                             ------
Net interest income                                               $4,879                             $4,337
                                                                  ------                             ------

Nine months ended September 30,                                  2001                             2000
---------------------------------------------------------------------------------------------------------------------
                                                     Average                 Average     Average              Average
(In thousands)                                       Balance    Interest  Yield/Cost     Balance   InterestYield/Cost
---------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
  Loans, net (including fee income)                 $210,376     $13,852        8.8%    $182,017    $12,525      9.2%
  Mortgage backed securities (1)                      78,161       4,270        7.3%      54,697      2,940      7.2%
  Tax exempt investment securities (1)                38,053       1,896        6.7%      40,682      1,910      6.3%
  Taxable investment securities (1)                   10,879         527        6.5%      16,268        791      6.5%
  Federal funds sold                                  12,395         375        4.0%      17,315        782      6.0%
  Other securities                                     1,297          58        6.0%       1,083         54      6.7%
  Deposits with banks                                  1,081          32        4.0%       3,165        148      6.2%
                                                    -----------------------------------------------------------------
Total interest earning assets                        352,242      21,010        8.0%     315,227     19,150      8.1%
Non-interest earning assets:
  Cash and due from banks                             14,371                               8,910
  Other assets                                        13,456                              17,076
                                                    --------                            --------
Total assets                                        $380,069                            $341,213
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
    Savings, N.O.W. and money market deposits       $181,903      $4,352        3.2%    $149,274     $3,697      3.3%
     Certificates of deposit of $100,000 or more      25,958         957        4.9%      32,084      1,336      5.6%
  Other time deposits                                 33,276       1,140        4.6%      34,062      1,172      4.6%
  Federal funds purchased                                639          19        4.0%         286         16      7.5%
  Other Borrowings                                        92           3        4.4%     -           -         -
                                                    -----------------------------------------------------------------
Total interest bearing liabilities                   241,868       6,471        3.6%     215,706      6,221      3.9%
Non-interest bearing liabilities:
  Demand deposits                                    108,149                              98,309
  Other liabilities                                    1,310                               1,798
                                                    --------                            --------
Total liabilities                                    351,327                             315,813
Stockholders' equity (1)                              28,742                              25,400
                                                    --------                            --------
Total liabilities and stockholders' equity          $380,069                            $341,213
Net interest income/interest rate spread (2)                     $14,539        4.4%                $12,929      4.3%
                                                                  ------------------                 ----------------
Net interest earning assets/net interest margin(3)  $110,374                    5.5%    $ 99,521                 5.5%
                                                    --------                    ----    --------                 ----
Ratio of interest earning assets to interest
    bearing liabilities                                                       145.6%                           146.1%
                                                                              ------                           ------
Less: Tax equivalent adjustment                                  $  (616)                            $ (574)
                                                                 -------                             -------
Net interest income                                              $13,923                            $12,355
                                                                 -------                            -------

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

For the Periods Ended September 30,                Three months ended               Nine months ended
                                                     2001 Over 2000                   2001 Over 2000
(In thousands)                                  Changes Due To                   Changes Due To
============================================================================================================
                                              Volume      Rate    Net Change   Volume     Rate    Net Change
Interest income on interest
   earning assets:

Loans (including loan fee income)                $2,110  $(2,009)      $101     $2,156     $ (829)    $1,327
Mortgage-backed securities                          473     (131)       342      1,278         52      1,330
Tax exempt investment securities                    (50)      (6)       (56)      (162)       148        (14)
Taxable investment securities                       (33)     (23)       (56)      (262)        (2)      (264)
Federal funds sold                                 (121)    (144)      (265)      (188)      (219)      (407)
Other securities                                     15      (13)         2         12         (8)         4
Deposits with banks                                 (87)     (26)      (113)       (75)       (41)      (116)
   Total interest earning assets                 $2,307  $(2,352)      $(45)    $2,759     $ (899)    $1,860
                                                 --------------------------     ----------------------------

Interest expense on interest
   bearing liabilities

Savings, N.O.W.  and money market deposits        1,088   (1,465)      (377)       852       (197)       655
Certificates of deposit of $100,000 or more         (24)    (134)      (158)      (238)      (141)      (379)
Other time deposits                                  (7)     (50)       (57)       (28)        (4)       (32)
Federal funds purchased                               -        -          -         17        (14)         3
Other Borrowings                                      -        -          -          3          -          3
                                                 --------------------------     ----------------------------
   Total interest bearing liabilities            $1,057  $(1,649)     $(592)    $  606     $ (356)    $  250
                                                 --------------------------     ----------------------------
Net interest income                              $1,250  $  (703)     $ 547     $2,153     $ (543)    $1,610
                                                 ==========================     ============================

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject and is considered well capitalized.

The Bank’s actual capital amounts and ratios are presented in the following table:

As of September 30,                                                         2001
=======================================================================================================================
(In thousands)                                                                                              To Be Well
                                                                         For Capital                  Capitalized Under
                                                                            Adequacy                  Prompt Corrective
                                                 Actual                     Purposes                  Action Provisions
=======================================================================================================================
                                           Amount       Ratio          Amount        Ratio             Amount     Ratio
                                           ============================================================================
Total Capital (to risk weighted assets)    32,499       12.8%          20,261        >8.0%             25,326    >10.0%
Tier 1 Capital (to risk weighted assets)   30,198       11.9%          10,130        >4.0%             15,195    > 6.0%
Tier 1 Capital (to average assets)         30,198        7.9%          15,203        >4.0%             19,003    > 5.0%

As of December 31,                                                          2000
=======================================================================================================================
(In thousands)                                                                                              To Be Well
                                                                         For Capital                  Capitalized Under
                                                                            Adequacy                  Prompt Corrective
                                                 Actual                     Purposes                  Action Provisions
=======================================================================================================================
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

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2001 and 2000

During the three month period ended September 30, 2001, the Registrant earned net income of $1,795,000 or $ .42 per share as compared with $1,553,000 or $.37 per share for the same period in 2000. During the nine month period ended September 30, 2001, the Registrant earned net income of $4,928,000 or $1.16 per share as compared with $4,013,000 or $ .94 per share for the same period in 2000. Highlights for the three months ended September 30, 2001 include: (i) a $542,000 or 12.5% increase in net interest income; (ii) a $57,000 or 9.9% increase in total other income; and (iii) a $92,000 or 3.5% increase in total other expenses over the same period in 2000. The effective income tax rate increased to 33.73% from 31.35% for the same period last year. Highlights for the nine months ended September 30, 2001 include: (i) a $1,568,000 or 12.7% increase in net interest income; (ii) a $670,000 or 57.2% increase in total other income; and (iii) a $550,000 or 7.2% increase in total other expenses over the same period in 2000. The effective income tax rate increased to 32.50% from 30.07% for the same period last year.

Net income for the first nine months of 2001 reflects annualized returns of 22.93% on average total stockholders’ equity and 1.73% on average total assets as compared to the corresponding figures for the preceding calendar year of 21.86% on average total stockholders’ equity and 1.62% on average total assets. For purposes of these calculations, average stockholders’ equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $542,000 or 12.5% for the current three month period over the same period last year. The increase resulted from an increase in average total interest earning assets from $344,620,000 in 2000 to $368,059,000 for the comparable period in 2001, a 6.8% increase. Average interest bearing liabilities increased 8.1% to $250,677,000 in 2001 from $231,909,000 for the same period last year. The yield on average interest earning assets at for the three month period ended September 30, 2001 decreased to 7.5% from 8.1% during the same period in 2000. The cost of average interest bearing liabilities decreased to 3.0% from 4.3% during the same period in 2000. The net yield on average earning assets increased to 5.5% from 5.2% during the same period in 2000.

Net interest income increased by $1,568,000 or 12.7% for the current nine month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $315,227,000 in 2000 to $352,242,000 for the comparable period in 2001, a 11.7% increase. Average interest bearing liabilities increased 12.1% to $241,868,000 in 2001 from $215,706,000 for the same period last year. The yield on average interest earning assets for the nine month period ended September 30, 2001 decreased to 8.0% from 8.1% during the same period in 2000. The cost of average interest bearing liabilities decreased to 3.6% from 3.9% during the same period in 2000. The net yield on average earning assets remained constant at 5.5% for the nine month periods ended September 30, 2000 and 2001.

Average mortgage backed securities grew by $23,464,000 or 42.9% when compared to the same nine month period in 2000. This increase is partially due to deposit growth outpacing loan growth and a repositioning of the investment portfolio.

Average loans grew by $28,359,000 or 15.6% when compared to the same nine month period in 2000. Each component of the loan portfolio contributed to the growth; however, real estate loans increased $17,026,000 or 10.3% since December 31, 2000. Growth in real estate loans is partially attributed to a change in holding strategy whereby originated residential mortgages are held in portfolio instead of being sold on the secondary market and a marketing campaign promoting equity loans.

The performance of the loan portfolio continued to be strong for the nine months ended September 30, 2001. Since December 31, 2000 non-performing loans decreased 49.0% from $769,000 to $392,000, representing 0.18% of loans, net, at September 30, 2001. The Company had no foreclosed real estate at quarter’s end. Total non-performing assets represented 0.10% of total assets at the corresponding date.

The provision for loan losses made during the second quarter of 2001 was $60,000. No provision for loan losses was made for the same period in 2000. A $230,000 provision for loan losses was recorded during the nine month period ended September 30, 2001 compared to a $105,000 provision for the same period in 2000. The allowance for loan losses increased to $2,301,000 at September 30, 2001, as compared to $2,100,000 at December 31, 2000. As a percentage of loans, the allowance was 1.06% at September 30, 2001 as compared to 1.04% at December 31, 2000.

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended September 30, 2001, management believes the allowance for possible loan losses is adequate.

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

The events of September 11th dramatically accelerated a weakening economic environment. The short and long-term impact on the Company from reduced consumer confidence, corporate job reductions and the increased cost of security cannot clearly be assessed today. Possibly it may have a negative effect on the earnings, asset quality and adequacy for possible loan losses.

Total other income increased during the three month period ended September 30, 2001 by $57,000 or 9.9% over the same period last year. For the nine month period ended September 30, 2001 total other income increased $670,000 or 57.2% over the same period last year. Service charges on deposit accounts for the three month period ended September 30, 2001 totaled $307,000, an increase of $40,000 or 15.0% over the same period last year. Service charges on deposit accounts for the nine month period ended September 30, 2001 totaled $1,017,000, an increase of $234,000 or 30.0% over the same period last year. This increase is attributed to a change, in January of 2001, in the process of charging fees for checks drawn on non-sufficient funds and returned checks. There were no net losses on securities for the three month periods ended September 30, 2000 and 2001. For the nine month period ended September 30, 2001 net gains on securities totaled $78,000 compared to net losses of $266,000, an increase of $344,000 or 129.3% over the same period last year. These fluctuations in the net gains and losses in securities sales result from management selling a portion of the lowest yielding securities in the available for sale investment portfolio during the second quarter of 2000 and the first quarter of 2001 and reinvesting the funds in securities earning current market rates of return. Fees for other customer services for the three month period ended September 30, 2001 totaled $315,000, an increase of $35,000 or 12.5% over the same period last year. Fees for other customer services for the nine month period ended September 30, 2001 totaled $654,000, and increase of $126,000 or 23.9% over the same period in 2000. This increase is partially attributed to an increase in merchant processing income due to an increase in the volume of merchant sales during 2001. This increase was partially offset by a decrease in fees collected on residential mortgage loans due to a reduction in the number of residential mortgages originated over the same period. Decreases in other income were partially offset by fees received through a new debit card product introduced during the third quarter of 1999.

Other operating income for the three month period ended September 30, 2001 totaled $ 9,000, a decrease of $18,000 or 66.7% over the same period last year. This decrease is primarily due to a decrease in income from the gain on the sale of mortgages of $16,000. For the nine month period ended September 30, 2001 other operating income totaled $92,000, a decrease of $34,000 or 27.0% over the same period last year. This decrease is primarily due to a decrease in income from the gain on the sale of mortgages of $81,000 or 86.9% partially offset by an insurance recovery resulting from a prior year loss totaling approximately $51,000 that was recognized during the second quarter 2001. During the prior year, the Bank continued to sell mortgages into the secondary market as they converted from the construction phase to a permanent mortgage. As these loans run off, the Bank instituted a change in strategy whereby originated residential mortgages are held in portfolio instead of being sold on the secondary market.

Total other expenses increased during the three month period ended September 30, 2001 by $92,000 or 3.5% over the same period last year. For the nine month period ended September 30, 2001 total other expenses increased by $550,000 or 7.2% over the same period last year. Compensation and benefit expense increased $5,000 or 0.3% for the three month period ended September 30, 2001 over the same period last year. For the nine month period ended September 30, 2001 compensation and benefit expense increased $470,000 or 11.5% over the same period last year. The increase in compensation expense is attributed to increased staffing, primarily for the new branch office in Sag Harbor that the Bank opened in the first quarter of 2001, and salary increases. Net occupancy expenses increased $47,000 or 20.9% during the three month period ended September 30, 2001. For the nine month period ended September 30, 2001 net occupancy expenses increased $123,000 or 19.0% over the same period last year. These increases primarily result from the leasing of space for the new branch office in Sag Harbor, opened during the first quarter. Furniture and fixture expense for the three month period ended September 30, 2001 increased $27,000 or 13.0% over the same period last year. For the nine month period ended September 30, 2001 furniture and fixture expense increased $71,000 or 12.1% over the same period last year. The increase in furniture and fixture expense is attributed to the depreciation of item processing assets and fixed assets for the new branch offices in Greenport, opened during the second quarter of 2000, and Sag Harbor opened in the first quarter of this year.

Total other operating expenses for the three month period ended September 30, 2001 totaled $750,000, an increase of $13,000 or 1.8% over the same period last year. Total other operating expenses for the nine month period ended September 30, 2001 totaled $2,256,000, a decrease of $114,000 or 4.8% over the same period last year. During the first quarter of 2000, the Company had incurred nonrecurring set up costs to bring the item processing function in house. Expenses paid to a former vendor of these services remained high during the transition period. With more item processing transactions now being conducted in house, the fees paid to this vendor are steadily declining. A decrease in marketing expenses resulted from a reduction in expenditures made for promotional sponsorships.

The provision for income taxes increased during the three month period ended September 30, 2001 by $205,000 or 28.9% over the same period last year. The effective tax rate for the three month period ended September 30, 2001 was 33.73% as compared to the prior year rate of 31.35%. The provision for income taxes increased during the nine month period ended September 30, 2001 by $648,000 or 37.5% over the same period last year. The effective tax rate for the nine month period ended September 30, 2001 was 32.50% as compared to a rate of 30.07% for the same period last year. These increases are primarily due to the Bank holding less tax exempt securities.

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

The Company’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Company’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions, the sale of securities from the available for sale portfolio, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loans to capital ratios. At September 30, 2001, the Company had aggregate lines of credit of $37,000,000 with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $17,000,000 is available on an unsecured basis. The Company also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against investment securities and unencumbered residential mortgages owned by the Bank. At September 30, 2001, the Company had no such borrowings outstanding. During the first quarter of 2001, the Bank also executed a master repurchase agreement with the Federal Home Loan Bank which increased its borrowing capacity. The Bank does not anticipate the need to borrow under this agreement in the near future.

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

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

a.Exhibits

         10.1   Employment Contract - Thomas J. Tobin, Dated July 16, 2001
         10.2   Employment Contract - Janet T. Verneuille, Dated July 16, 2001
         10.6   Employment Contract - Christopher Becker, Dated July 16, 2001
         11.0   Statement re: Computation of Per Share Earnings

b.Reports on Form 8-K

         None

                                                    SIGNATURES

In accordance  with the  requirement of the Exchange Act, the registrant  caused this  report to be  signed on its behalf  by the  undersigned,  thereunto duly authorized.

BRIDGE BANCORP, INC.

Date: November 06, 2001              /s/ Thomas J. Tobin
                                         Thomas J. Tobin
                                         President and Chief Executive Officer

Date: November 06, 2001              /s/ Christopher Becker
                                         Christopher Becker
                                         Executive Vice President and Treasurer