Form 10-K
period 2001-12-31
BRIDGE BANCORP INC
filed 2002-03-13
CIK 846617

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2001
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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting stock owned by non-affiliates of the Registrant as of February 19, 2002 was $77,642,886.

                           TABLE OF CONTENTS

PART I

             Item 1       Business                                                                                  1

             Item 2       Properties                                                                                2

             Item 3       Legal Proceedings                                                                         2

             Item 4       Submission of Matters to a Vote of Security Holders                                       2

PART II

             Item 5       Market for Registrant's Common Equity and Related Stockholder Matters                     3

             Item 6       Selected Financial Data                                                                   4

             Item 7       Management's Discussion and Analysis of Financial Condition and Results of Operation      5

             Item 7A      Market Risk                                                                              15

             Item 8       Financial Statements and Supplementary Data                                              16

             Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     37

PART III

             Item 10      Directors and Executive Officers of the Registrant                                       37

             Item 11      Executive Compensation                                                                   37

             Item 12      Security Ownership of Certain Beneficial Owners  and Management                          37

             Item 13      Certain Relationships and Related Transactions                                           38

PART IV

             Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8K                           38

SIGNATURES                                                                                                         39

EXHIBIT INDEX                                                                                                      40

PART I

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2002, dated March 8, 2002, are incorporated by reference into Part III.

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company, the sole subsidiary of which is The Bridgehampton National Bank (the “Bank”). The Registrant was organized as a New York business corporation and incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization; under the plan the former stockholders of the Bank became the stockholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”). The assets transferred to BCI are viewed by the regulators as part of the Bank’s assets in consolidation. The establishment of BCI provides an additional vehicle for access by the Company to the capital markets for future investment purposes.

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

The Bank, a community-oriented financial institution, engages in full service commercial and consumer banking and limited trust business, including accepting time and demand deposits from the areas surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in (1) commercial real estate loans, secured and unsecured commercial loans, and consumer loans such as home equity loans and residential mortgages; (2) mortgage loan surrogates such as mortgage backed securities; (3) obligations of New York State and local political subdivisions; and (4) U.S. government agency and treasury securities. To a lesser extent, the Bank originates certain other loans, such as auto, personal, home improvement, commercial construction and S.B.A. guaranteed loans. In addition, the Bank offers merchant credit and debit card processing, wealth management services, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts.

As part of the Company’s strategy to find ways to best utilize its available capital, during 2001 the Company instituted a stock repurchase program repurchasing 65,590 shares of its common stock under the plan. In January 2001, prior to instituting the stock repurchase plan, the Company repurchased 5,000 shares of its common stock, bringing the total number of treasury shares, at December 31, 2001 to 91,333 and the total number of outstanding common shares to 4,166,264. At December 31, 2001, 145,040 shares remain to be repurchased under the current stock repurchase program.

The Bank employs 118 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive.

All phases of the Bank’s business are highly competitive. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence, and in some cases, a national presence. Most of these competitors are significantly larger than the Bank, and therefore have greater financial and marketing resources than those of the Bank. The Bank considers its major competition to be local commercial banks as well as other commercial banks with branches in the Bank’s market area. The Bank’s market is primarily the trade areas of the North and South Forks of Eastern Suffolk County, with concentrations in the Bridgehampton, East Hampton, Greenport, Mattituck, Montauk, Sag Harbor, Southampton, and Southold, New York areas. In December 2001 the Bank received approval from its regulator to open a branch in Hampton Bays, New York.

The Company is subject to the regulation and supervision of the Federal Reserve Board and the Securities and Exchange Commission. The primary banking agency responsible for regulating the Bank is the Comptroller of the Currency. The Bank is also subject to regulation and supervision by the Federal Reserve Board and the Federal Deposit Insurance Corporation.

Financial Modernization Legislation: In November 1999, financial modernization legislation, entitled the Gramm Leach Bliley Act (“GLBA”), was enacted that eliminated certain legal barriers separating the conduct of various types of financial services businesses, such as commercial banking, investment banking and insurance. In addition, GLBA substantially revamped the regulatory scheme

Page -1-

within which financial institutions such as the Bank operate. While certain provisions of GLBA became effective upon enactment, many major provisions did not become effective until May 2001. As a result, while certain of the provisions of GLBA are expected to affect operations, the overall impact of GLBA on the Bank cannot be predicted at this time.

Under GLBA, subject to certain conditions imposed by the OCC, national banks will be permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting these subsidiaries to engage in certain activities that were previously impermissible. In order to insulate the parent bank from the risk of these new financial activities, GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the Bank’s equity investment in any financial subsidiary must be deducted from the Bank’s assets and tangible equity for purposes of calculating the Bank’s capital adequacy. In addition, GLBA imposes new restrictions on transactions between banks and their financial subsidiaries similar to restrictions currently applicable to transactions between banks and their nonbank affiliates. During 2001, the Bank received regulatory approval to organize a financial subsidiary to be a joint venture partner in a title insurance agency. The Bank’s investment in such financial subsidiary is not expected to be more than $100,000 in 2002.

Item 2. Properties

Facilities of the Registrant are located at 2200 Montauk Highway, Bridgehampton, New York in the Bank's Main Office building. As such, the Registrant itself has no physical properties.

The Bank’s Main Office is owned in fee. The Bank also owns the building which houses its Southold Branch located at 54790 Main Road, Southold, New York. The Bank leases eight additional properties as branch locations at 425 County Road 39A, Southampton, New York; 26 Park Place, East Hampton, New York; Mattituck Plaza, Main Road, Mattituck, New York; 218 Front Street, Greenport, New York; 94 Main Street, Southampton, New York; 2 Bay Street, Sag Harbor, New York; Montauk Highway, Hampton Bays, New York; and 1 The Plaza, Montauk, New York. The Bank leases additional space at 184 Old Country Road, Riverhead, New York formerly used as a residential mortgage center. The Bank is currently subletting this space.

Item 3. Legal Proceedings

The Bank, two present executive officers and one former executive officer, have been named as defendants in a lawsuit that was filed on February 18, 1999 by two former employees in Suffolk County Supreme Court. The plaintiffs assert causes of action in connection with their employment, conduct of loan and banking transactions, and subsequent termination or resignation. The plaintiffs seek compensatory and punitive damages. In the opinion of management at the present time, after consultation with legal counsel, the lawsuit is without merit and the ultimate outcome of this matter is not expected to have a material adverse effect on the Company’s results of operations, business operations or consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year covered by this report.

Page -2-

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK INFORMATION

The Company’s common stock is traded on the NASDAQ over the counter bulletin board market under the symbol “BDGE”. The following table details the quarterly high and low prices of the Company’s common stock and the dividends declared for such periods.

At December 31, 2001 the Company had approximately 713 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various banks and brokers.

COMMON STOCK INFORMATION

                                        Stock Prices       Dividends
                                High             Low        Declared

By Quarter 2001

First                        $17.500         $15.375           $0.13
Second                       $19.000         $17.000           $0.13
Third                        $20.000         $17.500           $0.14
Fourth                       $18.650         $17.500           $0.15

                                        Stock Prices       Dividends
                                High             Low        Declared

By Quarter 2000

First                        $20.000         $15.000           $0.12
Second                       $17.000         $15.500           $0.12
Third                        $17.125         $16.000           $0.12
Fourth                       $17.250         $16.000           $0.13

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

December 31,                                                 2001           2000           1999           1998          1997
Selected Financial Data:

Securities available for sale                            $125,709       $114,454       $ 84,596       $ 69,443     $  60,190
Securities held to maturity/for investment                 17,552         12,397         13,373          5,052        11,812
Loans, net                                                213,014        198,992        168,899        166,983       137,243
Total assets                                              393,424        354,642        300,044        266,951       233,112
Total deposits                                            357,155        313,379        274,322        241,531       203,697
Total stockholders' equity  (4)                            32,861         28,788         23,672         22,232        19,451

Year Ended December 31,
Selected Operating Data:

Total interest income (including fee income)             $ 27,009       $ 25,458       $ 21,056       $ 19,019      $ 17,224
Total interest expense                                      7,868          8,753          6,135          5,978         5,543
Net interest income                                        19,141         16,705         14,921         13,041        11,681
Provision for loan losses                                     323            105            420            425           410

Net interest income after provision
      for loan losses                                      18,818         16,600         14,501         12,616        11,271
Total other income                                          2,419          1,734          2,264          2,671         4,028(2)
Total other expenses                                       11,198         10,234          9,611          9,303         8,772

Income before income taxes                                 10,039          8,100          7,154          5,984         6,527(2)
Provision for income taxes                                  3,292          2,464          2,387          2,089         2,332
Net income                                              $   6,747      $   5,636      $   4,767       $  3,895     $   4,195(2)

December 31,
Selected Financial Ratios and Other Data:

Return on average equity  (1)                              23.13%         21.86%         21.00%         19.19%        23.08%(2)
Return on average assets  (1)                               1.74%          1.62%          1.59%          1.51%         1.86%(2)
Equity to assets  (1)                                       7.88%          7.77%          8.15%          8.00%         8.00%
Dividend payout ratio                                      34.27%         36.83%         37.47%         38.05%        47.00%(2)
Diluted earnings per share  (3)                             $1.60          $1.32          $1.11          $0.91         $0.99(2)
Basic earnings per share  (3)                               $1.61          $1.33          $1.12          $0.92         $0.99(2)
Cash dividends declared per common share  (3)               $0.55          $0.49          $0.42          $0.35         $0.47(2)

(1) For purposes of these calculations, average stockholders' equity and average assets exclude the effect of changes in other comprehensive income, net of taxes.

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

Page -4-

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, had minimal results of operations for 2001, 2000 and 1999. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly-owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. Interest income on loans and investments is a function of the average balances outstanding and the average rates earned during a period. Interest expense is a function of the average amount of interest bearing deposits and the average rates paid on such deposits during a period. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, and net gains and losses on sales of securities and loans. The Bank’s net income is further affected by the level of its other expenses, such as employees’ salaries and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto and the other financial information included elsewhere in this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

FINANCIAL CONDITION

The assets of the Company totaled $393,424,000 at December 31, 2001, an increase of $38,782,000 or 10.9% from the previous year end. This increase mainly results from an increase in cash and cash equivalents of $8,319,000 or 51.9%, an increase in debt and equity securities of $16,410,000 or 12.9%, and an increase in gross loans of $14,270,000 or 7.1%.

Total loans grew $14,270,000 or 7.1% since fiscal year end 2000. Average loans grew by $28,780,000 or 15.8% when compared to the prior year. Each component of the loan portfolio contributed to the growth; however, real estate loans increased $15,106,000 or 9.1% while all other loans decreased $880,000 or 2.5% since December 31, 2000. Growth in real estate loans is partially attributed to a change in holding strategy whereby originated residential mortgages are held in portfolio instead of being sold on the secondary market; a marketing campaign promoting equity loans; and increased business development resulting from branch expansion.

The performance of the loan portfolio continued to be strong for the twelve months ended December 31, 2001. Since December 31, 2000 non-performing loans decreased 44.6% from $769,000 to $532,000, representing 0.25 % of loans, net, at December 31, 2001. The Company had no foreclosed real estate at 12/31/01. Total non-performing assets represented 0.14% of total assets at the corresponding date.

Total investment securities increased from $126,851,000 at December 31, 2000 to $143,261,000 at December 31, 2001. The available for sale investment portfolio increased 9.8% to $125,709,000 primarily as a result of increased holdings of mortgage backed securities. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. During the first quarter of 2001, management sold municipal securities in the available for sale investment portfolio and reinvested these funds in mortgage backed securities earning higher market rates of return. Average mortgage backed securities grew by $20,966,000 or 35.6% when compared to the prior year. This increase is partially due to deposit growth outpacing loan growth and the repositioning of the investment portfolio. Investing in mortgage backed securities generally provides stable cash flows, which may be reinvested at current market rates. The weighted average life of the mortgage backed securities portfolio was 2.97 years at December 31, 2001.

Page -5-

The source of funds for the increase in assets was derived from increased deposits of $43,776,000 or 14.0%. The increase in deposits is offset by a decrease in overnight borrowings of $9,700,000 or 100% from the prior year-end. Demand deposits increased $15,087,000 or 15.1%. This increase is attributed to growth in deposits associated with business development efforts in new and existing markets. Savings, N.O.W. and money market deposits increased $25,357,000 or 16.0%. This increase is primarily attributed to increased money market deposits both in public fund accounts and individual, partnership and corporate accounts. Certificates of deposit of $100,000 or more and other time deposits increased $3,332,000 or 6.1% over December 31, 2000.

Total stockholders’ equity was $32,861,000 at December 31, 2001, an increase of 14.2% over December 31, 2000. The increase of $4,073,000 was the result of net income for the year ended December 31, 2001of $6,747,000; plus the proceeds of $173,000 from the exercise of incentive stock options pursuant to the equity incentive plan; plus the related tax benefit of $12,000 from the disqualifying disposition relating to the sale of incentive stock options issued pursuant to the equity incentive plan; plus $29,000 for the issuance of vested stock awards from treasury; less cash dividends declared of $2,312,000; less the purchase price of 70,590 shares of common stock which was acquired and is now held as treasury stock at a cost of $1,264,000; and plus the net increase in other comprehensive income, net of tax, of $688,000. Changes in market conditions were the primary reason for the net increase in unrealized appreciation in securities available for sale, which increased other comprehensive income.

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits, and the credit quality of earning assets. Management’s asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, maintain adequate liquidity, and reduce vulnerability of its operations to changes in interest rates.

The Company’s Asset/Liability Committee, comprised of members of senior management and the Board, meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management which are reviewed and approved by the full Board of Directors.

As measured by the Interest Sensitivity Gap Table, the Company’s estimated one year cumulative interest sensitivity gap (the difference between assets and liabilities that reprice or mature within such period) was a negative $36,458,000, or (9.27)% of total assets. A gap is considered negative when interest rate sensitive liabilities maturing or repricing within a specified time period exceed the amount of interest rate sensitive assets repricing or maturing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a specified time frame exceeds the amount of interest rate sensitive liabilities repricing or maturing within that same time period. In a rising rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yields of its assets and thus a decrease in the institution’s net interest income, whereas an institution with a positive gap would generally be expected to experience the opposite results. Conversely, during a period of falling rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The economic environment continually presents uncertainties as to future interest rate trends. The Asset/Liability Committee regularly monitors the cumulative gap position, in addition to utilizing a model that projects net interest income based on increasing or decreasing interest rates, in order to be able to respond to changes in interest rates by adjusting the gap position.

Page -6-

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2001, which are anticipated by the Bank, using certain assumptions based on historical experience and other data available to management, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or contractual maturity of the asset or liability. This table does not necessarily indicate the impact of general interest rate movements on the Bank’s net interest income because actual repricing of various assets and liabilities is subject to customer discretion and competitive and other pressures and, therefore, actual experience may vary from that indicated.

                                                                         Over Three         Over Six         Over One
                                                              Three          Months           Months             Year
Year Ended                                                   Months         Through          Through          Through           Over
December 31, 2001                                           or Less      Six Months         One Year       Five Years     Five Years          Total
(In thousands, except financial ratios)
Interest earning assets:
   Investment in debt and equity securities (1)         $     8,864      $   21,070       $   18,384       $   69,477     $   20,677      $ 138,472
   Federal funds sold                                        13,500               -                -                -              -         13,500
   Total loans (2)                                           84,520          14,859           33,104           72,994          8,676        214,153

       Total Interest Earning Assets                    $   106,884      $   35,929       $   51,488       $  142,471     $   29,353      $ 366,125

Interest bearing liabilities:
   Savings, N.O.W.  and money  market accounts          $   184,240      $        -       $        -       $        -     $        -      $ 184,240
   Certificates of deposit                                   26,630           9,319           10,570           11,319              -         57,838

       Total Interest Bearing Liabilities               $   210,870      $    9,319       $   10,570       $   11,319     $        -      $ 242,078

Interest Sensitivity Gap Per Period                     $ (103,986)      $   26,610       $   40,918       $  131,152     $   29,353      $ 124,047

Cumulative Interest Sensitivity Gap                     $ (103,986)      $ (77,376)       $ (36,458)       $   94,694     $  124,047

Gap to Total Assets                                        (29.43)%        (19.67)%          (9.27)%           24.07%         31.53%

(1) Investment in debt and equity securities is shown excluding the fair value appreciation of $3,472,000, before tax, due to the application of SFAS No. 115. Investment in debt and equity securities includes interest earning deposits with banks of $50,000.

(2) For the purpose of this table, nonaccrual loans of approximately $532,000 have been included.

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

Page -7-

The following table sets forth certain information relating to the Bank’s average consolidated statements of financial condition and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include non-performing loans. The yields and costs include fees which are considered adjustments to yields. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

Twelve months Ended December 31,                              2001                                       2000                                    1999
(In thousands)                                                            Average                                    Average                                Average
                                                  Average                  Yield/           Average                   Yield/        Average                  Yield/
                                                  Balance      Interest      Cost           Balance       Interest      Cost        Balance       Interest     Cost
Interest earning assets:
  Loans (including fee income)                   $211,458       $18,188      8.6%          $182,678        $17,012      9.3%       $166,904        $15,113     9.1%
  Mortgage backed securities                       79,800         5,729      7.2%            58,834          4,242      7.2%         43,794          2,936     6.7%
  Tax exempt investment securities (1)             38,672         2,517      6.5%            41,631          2,647      6.4%         31,058          2,009     6.5%
  Taxable investment securities                    12,693           793      6.2%            16,866          1,099      6.5%         13,351            852     6.4%
  Federal funds sold                               15,025           498      3.3%            14,944            948      6.3%         12,934            641     5.0%
  Other securities                                  1,321            77      5.8%             1,083             75      6.9%          1,083             73     6.7%
  Deposits with banks                                 826            32      3.9%             3,751            240      6.4%          1,955             95     4.9%
Total interest earning assets                    $359,795       $27,834      7.7%          $319,787        $26,263      8.2%       $271,079        $21,719     8.0%

Non interest earning assets:
  Cash and due from banks                          14,176                                    13,196                                  13,291
  Other assets                                     13,283                                    14,792                                  15,441
Total assets                                     $387,254                                  $347,775                                $299,811

Interest bearing liabilities:
  Savings, N.O.W.  and
    money market deposits                        $186,011       $ 5,201      2.8%          $155,680        $ 5,449      3.5%       $122,118        $ 2,986     2.4%
  Certificates of deposit of $100,000
     or more                                       25,296         1,181      4.7%            29,779          1,665      5.6%         28,493          1,392     4.9%
  Other time deposits                              33,692         1,464      4.3%            33,832          1,582      4.7%         38,823          1,754     4.5%
  Federal funds purchased                             479            19      4.0%               859             57      6.6%             44              3     6.8%
  Other borrowings                                     68             3      4.4%                 -              -         -              -              -        -
Total interest bearing liabilities               $245,546       $ 7,868      3.2%          $220,150        $ 8,753      4.0%       $189,478        $ 6,135     3.2%

Non interest bearing liabilities:
  Demand deposits                                 111,038                                    99,969                                  85,893
  Other liabilities                                 1,498                                     1,870                                   1,683
Total liabilities                                 358,082                                   321,989                                 277,054
Stockholders' equity                               29,172                                    25,786                                  22,757
Total liabilities and stockholders' equity       $387,254                                  $347,775                                $299,811

Net interest income/interest
  rate spread (1)                                               $19,966      4.5%                          $17,510      4.2%                       $15,584     4.8%

Net earning assets/net yield on
  average interest earnings assets (2)           $114,249                    5.6%          $ 99,637                     5.5%       $ 81,601                    5.7%

Ratio of interest earning assets to
  interest bearing liabilities                                             146.5%                                     145.3%                                 143.1%

Less: Tax equivalent adjustment                                 $  (825)                                   $  (805)                               $  (663)

Net interest income                                             $19,141                                    $16,705                                $14,921

(1) The above table is presented on a tax equivalent basis. Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

Page -8-

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

Year Ended December 31,                                         2001 Over 2000                             2000 Over 1999
                                                       Changes Due To                             Changes Due To
(In thousands)                                       Volume         Rate    Net Change          Volume        Rate    Net Change
Interest income on interest
   earning assets:
Loans (including loan fee income)                   $ 2,527      $(1,351)      $ 1,176         $ 1,537     $   362       $ 1,899
Mortgage-backed securities                            1,487            -         1,487           1,073         233         1,306
Tax exempt investment securities (1)                   (175)          45          (130)            670         (32)          638
Taxable investment securities                          (258)         (48)         (306)            233          14           247
Federal funds sold                                        5         (455)         (450)            115         192           307
Other securities                                         15          (13)            2               -           2             2
Deposits with banks                                    (138)         (70)         (208)            109          36           145
   Total interest earning assets                    $ 3,463      $(1,892)      $ 1,571         $ 3,737     $   807       $ 4,544

Interest expense on interest
   bearing liabilities:
Savings, N.O.W.  and money market deposits              953       (1,201)         (248)            923       1,540         2,463
Certificates of deposits of $100,000 or more           (234)        (250)         (484)             66         207           273
Other time deposits                                     (17)        (101)         (118)           (244)         72          (172)
Federal funds purchased                                 (20)         (18)          (38)             54           -            54
Other borrowings                                          3            -             3               -           -             -
   Total interest bearing liabilities               $   685      $(1,570)      $  (885)        $   799     $ 1,819       $ 2,618
Net interest income                                 $ 2,778      $  (322)      $ 2,456         $ 2,938     $(1,012)      $ 1,926
(1) The above table is presented on a tax equivalent basis.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

General.
Net income for 2001 totaled $6,747,000, or $1.60 per share, as compared to net income of $5,636,000 or $1.32 per share for the year ended December 31, 2000. Net income for 2001 increased $1,111,000 or 19.7%, over 2000. Highlights include: (i) a $2,436,000 or 14.6% increase in net interest income; (ii) an increase in the provision for loan losses of $218,000; (iii) a $685,000 or 39.5% increase in total other income; and (iv) a $964,000 or 9.4% increase in total other expenses over the same period in 2000. The provision for income taxes increased $828,000 or 33.6%.

Net Interest Income.
Net interest income increased from $16,705,000 in 2000 to $19,141,000 in 2001. The increase of 14.6% reflects an increase in average interest earning assets from $319,787,000 in 2000 to $359,795,000 in 2001 or 12.5%. Average interest bearing liabilities increased from $220,150,000 in 2000 to $245,546,000 in 2001or 11.5%. The tax adjusted net yield on average interest earning assets for 2001 increased to 5.6% from 5.5% for 2000.

Interest Income.
Total interest income increased from $25,458,000 in 2000 to $27,009,000 in 2001, an increase of 6.1%. The tax adjusted yield on average interest earning assets for 2001 decreased to 7.7% from 8.2% for 2000.

Page -9-

Interest income on loans (including fee income) increased $1,176,000 during 2001 the result of an increase in average loans of 15.8% from $182,678,000 in 2000 to $211,458,000 in 2001. The yield on average loans for 2001 decreased to 8.6% from 9.3% for 2000. Interest on investment in debt and equity securities increased $1,033,000 or 14.2% over 2000. The increase resulted from an increase in average investment in debt and equity securities of 11.9% from $118,414,000 in 2000 to $132,486,000 in 2001. The tax adjusted average yield on debt and equity securities increased from 6.8% in 2000 to 6.9% in 2001.

Interest Expense.
Interest expense decreased $885,000 to $7,868,000 in 2001 from $8,753,000 in 2000. The decrease of 10.1% in interest expense was caused by the cost of average interest bearing liabilities decreasing to 3.2% during 2001 from 4.0% during 2000.

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

Total loans grew $14,270,000 or 7.1% since fiscal year end 2000. Average loans grew by $28,780,000 or 15.8% when compared to the prior year. Each component of the loan portfolio contributed to the growth, however, real estate loans increased $15,106,000 or 9.1% while all other loans decreased $880,000 or 2.5% over December 31, 2000. Growth in real estate loans is partially attributed to a change in holding strategy whereby originated variable rate residential mortgages are held in portfolio instead of being sold on the secondary market, and a marketing campaign promoting home equity loans.

The performance of the loan portfolio continued to be strong for the twelve months ended December 31, 2001. Since December 31, 2000 non-performing loans decreased 44.6% from $769,000 to $532,000, representing 0.25 % of loans, net, at December 31, 2001. The Company had no foreclosed real estate at 12/31/01. Total non-performing assets represented 0.14% of total assets at the corresponding date.

By adherence to its disciplined underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge offs of $75,000 for the year ended December 31, 2001, as opposed to net recoveries of $24,000 for the year ended December 31, 2000. The Bank has maintained the strength of its loan portfolio, as evidenced by its ratio of allowance for loan losses to nonperforming loans of 441.4% and 273.1% at December 31, 2001and 2000, respectively.

Loans of approximately $4,282,000 at December 31, 2001 were classified as potential problem loans. These are loans for which management has information which indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.

Based on management’s continuing review of the overall loan portfolio and the current asset quality of the portfolio, a provision for loan losses of $323,000 was recorded in 2001. A $105,000 provision for loan losses was made for fiscal year end 2000. The allowance for loan losses increased to $2,348,000 at December 31, 2001, as compared to $2,100,000 at December 31, 2000. As a percentage of loans, the allowance was 1.09% at December 31, 2001 and 1.04% at December 31, 2000.

The Bank seeks to maintain its loans in performing status through, among other things, consistent monitoring of nonperforming assets in an effort to return them to current status. The Bank also monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the year ended December 31, 2001, management believes the allowance for possible loan losses is adequate.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgements of the information available to them at the time of their examination.

Page -10-

Other Income.
Other income increased by $685,000 or 39.5% to $2,419,000 in 2001 compared to $1,734,000 in 2000. Service charges on deposit accounts for the year ended December 31, 2001 totaled $1,362,000, an increase of $305,000 or 28.9% over 2000. This increase is attributed to a change, in January of 2001, in the process of charging fees for checks drawn on non-sufficient funds and returned checks. Net gains on securities of $78,000 were recognized in 2001 compared to net losses of $255,000 in 2000, an increase of $333,000 or 130.6%. These fluctuations in the net gains and losses in securities sales result from management selling a portion of the lowest yielding securities in the available for sale investment portfolio during the second quarter of 2000 and the first quarter of 2001 and reinvesting the funds in securities earning current market rates of return.

Fees for other customer services for the year ended December 31, 2001 totaled $875,000 an increase of $100,000 or 12.9% over 2000. This increase is attributed to an increase in merchant processing income due to an increase in the volume of merchant sales during 2001 and fees received through the continued marketing of a new debit card product introduced during the third quarter of 1999.

Other operating income for the year ended December 31, 2001 totaled $104,000, a decrease of $53,000 or 33.8% over the last year. This decrease is primarily due to a decrease in income from the gain on the sale of mortgages of $106,000 or 89.7% partially offset by an insurance recovery resulting from a prior year loss totaling approximately $51,000 that was recognized during the second quarter of 2001. During the prior year, the Bank continued to sell mortgages into the secondary market as they converted from the construction phase to permanent mortgages. As these loans run off, the Bank instituted a change in strategy whereby originated variable rate residential mortgages are held in portfolio instead of being sold on the secondary market.

Other Expenses.
Other expenses increased by $964,000 or 9.4% to $11,198,000 in 2001 from $10,234,000 in 2000. The components of this change included an increase in salaries and employee benefits of $749,000 or 13.9% reflecting salary and benefit increases and increased staffing, primarily for the new branch office in Sag Harbor that the Bank opened in the first quarter of 2001; an increase in net occupancy expense of $143,000 or 16.1%; and an increase in fixed asset expense of $67,000 or 8.2%. Increased net occupancy expense resulted from the leasing of space for the new branch office in Sag Harbor. The increase in furniture and fixture expense is attributed to the depreciation of item processing assets located at the main office and fixed assets for the new branch offices in Greenport, opened during the second quarter of 2000, and Sag Harbor, opened in the first quarter of 2001.

Total other operating expenses for the year ended December 31, 2001 totaled $3,141,000 an increase of $5,000 or 0.2% over the prior year. During the second half of 2001, the Bank wrote off approximately $160,000 resulting from charge back losses on one merchant processing vendor. At this time, the Bank does not foresee further losses relative to this merchant as materially affecting earnings. During the first quarter of 2000, the Company had incurred nonrecurring set up costs to bring the item processing function in house. Expenses paid to a former vendor of these services remained high during the transition period. With more item processing transactions now being conducted in house, the fees paid to this vendor, as well as the item processing printing costs, are steadily declining. Item processing fees paid to an outside vendor decreased $75,000 or 93.2 % to $6,000 in 2001 from $81,000 in 2000.

Provision for Income Taxes.
The provision for income taxes increased to $3,292,000 for 2001 from $2,464,000 for 2000. This increase was due to income before income taxes increasing from $8,100,000 in 2000 to $10,039,000 in 2001. The effective tax rate for the year ended December 31, 2001 was 33% as compared to the prior year rate of 30%. This increase primarily results from the Bank holding less tax exempt securities, and a reduction in the consolidated subsidiary’s income as a percentage of total income.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

General.
Net income for 2000 totaled $5,636,000 or $1.32 per share, as compared to net income of $4,767,000 or $1.11 per share for the year ended December 31, 1999. Net income for 2000 increased $869,000 or 18.2% over 1999. Highlights include: (i) a $1,784,000 or 12.0% increase in net interest income; (ii) a reduction in the provision for loan losses of $315,000; (iii) a $530,000 or 23.4% decrease in total other income; and (iv) a $623,000 or 6.5% increase in total other expenses over the same period in 1999. The provision for income taxes increased $77,000 or 3.2%.

Net Interest Income.
Net interest income increased from $14,921,000 in 1999 to $16,705,000 in 2000. The increase of 12.0% reflects an increase in average interest earning assets from $271,079,000 in 1999 to $319,787,000 or 18.0% in 2000. Average interest bearing liabilities increased from $189,478,000 in 1999 to $220,150,000 or 16.2% in 2000. The tax adjusted net yield on average earning assets for 2000 decreased to 5.5% from 5.7% for 1999.

Page -11-

Interest Income.
Total interest income increased from $21,056,000 in 1999 to $25,458,000 in 2000, an increase of 20.9%. The tax adjusted yield on average interest earning assets for 2000 increased to 8.2% from 8.0% for 1999.

Interest income on loans (including fee income) increased $1,899,000 during 2000, the result of an increase in average loans of 9.5% from $168,807,000 in 1999 to $184,758,000 in 2000. The yield on average loans for 2000 increased to 9.3% from 9.1% for 1999. Interest on investment in debt and equity securities increased $2,051,000 or 39.4% over 1999. The increase resulted from an increase in average investment in debt and equity securities from $89,286,000 in 1999 to $118,414,000 in 2000. The tax adjusted average yield on debt and equity securities increased from 6.6% in 1999 to 6.8% in 2000.

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

Total loans grew $30,093,000 or 17.8% since fiscal year end 1999. Each component of the loan portfolio contributed to the growth, however, real estate loans increased $24,410,000 or 17.3% and unsecured business and personal loans increased $5,422,000 or 19.5%. Growth in real estate loans is partially attributed to a change in holding strategy whereby a portion of originated residential mortgages are held in portfolio instead of being sold on the secondary market. Unsecured business and personal loans increased as a result of business development efforts.

The performance of the loan portfolio continued to be strong through December 31, 2000 with net recoveries of $24,000. Since December 31, 1999 non-performing loans decreased $197,000 from $966,000 to $769,000, representing 0.39% of loans, net, at December 31, 2000. The Company had no foreclosed real estate at year end. Total non-performing assets represented 0.22% of total assets at the corresponding date.

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

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the year ended December 31, 2000, management believes the allowance for possible loan losses is adequate.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgements of the information available to them at the time of their examination.

Page -12-

Other Income.
Other income decreased by $530,000 or 23.4% to $1,734,000 in 2000 compared to $2,264,000 in 1999. Service charges on deposit accounts for the year ended December 31, 2000 totaled $1,057,000, an increase of $77,000 or 7.9% over 1999. This increase primarily resulted from increased deposits and an increase in fees charged on certain deposit accounts during the second quarter of 1999 and the Bank recognizing the effect of a full year of these fees during 2000. During the second quarter of 2000, management sold a portion of the lowest yielding securities in the available for sale investment portfolio and reinvested these funds in securities earning then current market rates of return. The net loss recognized on securities sales was $255,000 as compared to net gains on securities of $1,000 in 1999. Fees for other customer services for the year ended December 31, 2000 totaled $775,000 a decrease of $53,000 or 6.4% over 1999. The decrease is due to a decrease in fees collected on residential mortgage loans of $149,000 or 79.2% to $39,000 in 2000 compared to $188,000 in 1999 due to a reduction in the number of residential mortgages sold into the secondary market. The decrease was partially offset by an increase in merchant processing fees resulting from a change in the pricing structure made in the second quarter of 1999 and an increase in the volume of merchant sales during 2000. Decreases in other income were partially offset by fees received through the new debit card product introduced during the third quarter of 1999, and fee income recognized as a result of a referral relationship with another institution to provide wealth management services to the Bank’s customers.

Other operating income for the year ended December 31, 2000 totaled $157,000, a decrease of $298,000 or 65.5% over the last year. The decrease primarily resulted from a decrease in income from the gain on the sale of mortgages of $273,000 or 70.6% to $113,000 in 2000 compared to $386,000 in 1999. Increased competition within the Bank’s market has decreased the return on residential mortgages; therefore the Bank decided to focus less attention on these products. A portion of originated residential mortgages are held in portfolio instead of being sold on the secondary market. While revenue from mortgage banking operations was down, corresponding expense reductions offset such decline.

Other Expenses.
Other expenses increased by $623,000 or 6.5% to $10,234,000 in 2000 from $9,611,000 in 1999. The components of this change included an increase in salaries and employee benefits of $534,000 or 11.0% reflecting salary and benefit increases and increased staffing primarily for the item processing department that the Bank moved in house in the first quarter of 2000 and for the Greenport branch office opened in the spring of 2000; and an increase in net occupancy expense of $136,000 or 18.1%. Increased net occupancy expenses primarily resulted from increased rental expenses relative to the leasing of space for the new branch offices in Greenport and Sag Harbor. Renovation of the Sag Harbor branch office was substantially complete at year end and the office opened during the first quarter of 2001.

Total other operating expenses for the year ended December 31, 2000 totaled $3,136,000 a decrease of $76,000 or 2.4% over the prior year. The decrease is partially due to the elimination of item processing fees paid to a former vendor of these services. Large one time expenses related to the implementation of in house item processing, statement rendering and check imaging, partially offset these decreased costs. A change in the processing of the merchant credit card program during the first quarter of 2000, as well as increased marketing and business development costs attributed to the opening of two new branches contributed to increases in this category. A new branch office was opened in Greenport in April 2000 and the scheduled fourth quarter opening of the Sag Harbor office was postponed to the first quarter of 2001 because of delays in the leasehold improvements. Additionally, during the first half of 1999, the Bank incurred non recurring expenses relative to the development of training programs and other one time expenses due to the formation of a subsidiary. The Bank operates this subsidiary as a Real Estate Investment Trust. These nonrecurring expenses were not repeated in the current year, thereby partially offsetting the current year’s increases in other categories of operating expenses.

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

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions (see note 1k to the Consolidated Financial Statements), dividends from the Bank to the Company at December 31, 2001 were limited to $9,704,000 which represents the Bank’s 2001 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders. In the event the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

Page -13-

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loan to capital ratios. Historically, the Bank has relied on its deposit base, drawn from its market area through its nine full service offices, as its principal source of funding. Although the Bank seeks to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to its customers, the Bank also strives to manage the overall cost of the funds needed to finance its strategies. At December 31, 2001, the Bank had aggregate lines of credit of $37,000,000 with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $17,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against its unencumbered residential mortgages owned by the Bank. At December 31, 2001 the Bank had no such borrowings outstanding. During the first quarter of 2001, the Bank also executed a master repurchase agreement with the FHLB which increased its borrowing capacity. The Bank does not anticipate the need to borrow under this agreement in the near future.

The Company’s liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Excess short term liquidity is invested in overnight federal funds sold. Management believes the Company has sufficient liquidity to meet its operating requirements.

CAPITAL RESOURCES

As a result of undistributed net income, plus the change in net unrealized appreciation in securities available for sale, net of tax, and the issuance of shares of common stock pursuant to the equity incentive plan, the Company’s stockholders’ equity increased to $32,861,000 at December 31, 2001 from $28,788,000 at December 31, 2000. The ratio of stockholders’ equity to total assets increased to 8.35% at year end 2001 from 8.12% at year end 2000.

Loan commitments outstanding as of December 31, 2001 totaled approximately $70,953,000. The funding of such commitments is derived from the primary sources of liquidity stated previously. See note 9b to the Consolidated Financial Statements for a discussion of loan commitments.

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

The Company had return on average equity of 23.13%, 21.86%, and 21.00% and return on average assets of 1.74%, 1.62%, and 1.59% for the years ended December 31, 2001, 2000 and 1999, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require the measurements of financial position and operating results in historical dollars, or current value, without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company’s operations. Unlike industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods or services.

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1o of Notes to Consolidated Financial Statements.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This report, as well as other written communications made from time to time by the Company or the Bank and oral communications made from time to time by authorized officers of the Company or the Bank, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward looking statements” as defined in the Private Securities

Page -14-

Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects”, “believes”, “should”, “plans”, “anticipates”, “will”, “potential”, “estimates”, and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth (on both a generally accepted accounting principles (GAAP) and cash basis); revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

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

Item 7A. Market Risk

Significant increases in the level of market interest rates also may adversely affect the fair value of securities and other interest earning assets. At December 31, 2001, $143,261,000 or 100% of the Company’s securities had fixed interest rates. Generally, the value of fixed rate instruments fluctuates inversely with the changes in interest rates. As a result, increases in interest rates could result in decreases in the market value of interest earning assets which could adversely affect the Company’s results of operations if sold or, in the case of interest earning assets classified as available for sale, the Company’s stockholders’ equity if retained. Increases in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can adversely impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investing of funds from such prepayments in lower yielding assets.

The Company’s interest rate sensitivity is monitored by management through the use of a quarterly interest rate risk analysis model which evaluates the potential change in the net interest income over the succeeding four quarter period which would result from an instantaneous and sustained interest rate change of plus or minus 200 basis points, in 100 basis point increments.

At December 31, 2001, net interest income over the succeeding four quarter periods would be affected as follows, given an instantaneous and sustained interest rate change of:

                                                                                          Potential Change in
                    Change in Interest                  Potential Change                Net Economic Value of
                 Rates in Basis Points                            in Net               Equity as a Percentage
                          (RATE SHOCK)                   Interest Income                     of  Total Assets
                                               $ Change         % Change           $ Change          % Change
                                   200      $   197,000            1.05%      $ (2,634,000)           (6.42)%
                                   100      $   110,000            0.59%      $ (1,443,000)           (3.51)%
                                Static                -                -                 -                 -
                                 (100)      $  (442,000)          (2.36)%     $  1,028,000             2.51%
                                 (200)      $(1,312,000)          (6.99)%     $  3,351,000             8.16%

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

Page -15-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)
                                                                                                                       December 31,        December 31,
                                                                                                                               2001                2000
ASSETS
Cash and due from banks                                                                                                   $  10,813           $  16,005
Interest earning deposits with banks                                                                                             50                  39
Federal funds sold                                                                                                           13,500                   -
          Total cash and cash equivalents                                                                                    24,363              16,044

Investment in debt and equity securities, net:
   Securities available for sale, at fair value                                                                             125,709             114,454
   Securities held to maturity (fair value of $17,611 and $12,414, respectively)                                             17,552              12,397
          Total investment in debt and equity securities, net                                                               143,261             126,851

Loans                                                                                                                       215,362             201,092
Less:
   Allowance for loan losses                                                                                                 (2,348)             (2,100)
Loans, net                                                                                                                  213,014             198,992

Banking premises and equipment, net                                                                                           8,781               9,210
Accrued interest receivable                                                                                                   2,153               2,165
Other assets                                                                                                                  1,852               1,380
Total Assets                                                                                                               $393,424            $354,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                                                            $115,066            $ 99,979
Savings, N.O.W.  and money market deposits                                                                                  184,261             158,904
Certificates of deposit of $100,000 or more                                                                                  22,993              21,892
Other time deposits                                                                                                          34,835              32,604
         Total deposits                                                                                                     357,155             313,379

Overnight borrowings                                                                                                              -               9,700
Accrued interest on depositors' accounts                                                                                        625                 786
Other liabilities and accrued expenses                                                                                        2,783               1,989
Total Liabilities                                                                                                           360,563             325,854

Stockholders' equity:
   Common stock, par value $.01 per share:
     Authorized:20,000,000 shares; 4,257,597 issued; 4,166,264 and 4,217,597 shares
     outstanding at 12/31/01 and 12/31/00, respectively                                                                          43                  43
   Surplus                                                                                                                   21,154              21,261
   Undivided profits                                                                                                         11,240               6,793
    Less:  Treasury Stock at cost, 91,333 and 40,000  shares at 12/31/01 and 12/31/00, respectively                          (1,608)               (653)
                                                                                                                             30,829              27,444
Accumulated other comprehensive income(loss):
    Net unrealized gain on securities, net of taxes of $1,387,000 and $907,000 at 12/31/01 and 12/31/00, respectively         2,085               1,344
    Net minimum pension liability, net of taxes of $35,000 at 12/31/01                                                          (53)                  -
Total Stockholders' Equity                                                                                                   32,861              28,788
Commitments and contingencies (Note 9)
Total Liabilities and Stockholders' Equity                                                                                 $393,424            $354,642

       See the accompanying notes to the Consolidated Financial Statements.

Page -16-

CONSOLIDATED STATEMENTS OF INCOME
(In  thousands, except per share amounts)

Year Ended December 31,                                                 2001               2000              1999
Interest income:
   Loans (including fee income)                                      $18,188            $17,012           $15,113
   Mortgage-backed securities                                          5,729              4,242             2,936
   State and municipal obligations                                     1,692              1,842             1,346
   U.S.  Treasury and government agency securities                       793              1,099               852
   Federal funds sold                                                    498                948               641
   Deposits with banks                                                    32                240                95
   Other securities                                                       77                 75                73
       Total interest income                                          27,009             25,458            21,056

Interest expense:
   Savings, N.O.W.  and money market deposits                          5,201              5,449             2,986
   Other time deposits                                                 1,464              1,582             1,754
   Certificates of deposit of $100,000 or more                         1,181              1,665             1,392
   Other borrowed money                                                   22                 57                 3
       Total interest expense                                          7,868              8,753             6,135

Net interest income                                                   19,141             16,705            14,921
Provision for loan losses                                                323                105               420

Net interest income after provision for loan losses                   18,818             16,600            14,501

Other income:
   Service charges on deposit accounts                                 1,362              1,057               980
   Fees for other customer services                                      875                775               828
   Net securities gains/(losses)                                          78               (255)                1
   Other operating income                                                104                157               455
       Total other income                                              2,419              1,734             2,264

Other expenses:
   Salaries and employee benefits                                      6,145              5,396             4,862
   Net occupancy expense                                               1,029                886               750
   Furniture and fixture expense                                         883                816               787
   Other operating expenses                                            3,141              3,136             3,212
       Total other expenses                                           11,198             10,234             9,611

Income before provision for income taxes                              10,039              8,100             7,154
Provision for income taxes                                             3,292              2,464             2,387
Net income                                                           $ 6,747            $ 5,636           $ 4,767
Basic earnings per share                                              $ 1.61             $ 1.33            $ 1.12
Diluted earnings per share                                            $ 1.60             $ 1.32            $ 1.11

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
                                                                                                                                                      Comprehensive
                                                                                     Common Stock           Comprehensive    Undivided    Treasury           Income
                                                                               Shares      Amount   Surplus        Income      Profits       Stock           (Loss)     Total

Balance at December 31, 1998                                                4,234,797    $          $    51                    $   180    $   (621)        $    962   $22,232
                                                                                                2
Net income                                                                          -           -         -        $4,767        4,767           -                -     4,767
Exercise of stock options                                                      22,800          72       142                         72                                    286
Retirement of treasury stock                                                        -        (486)     (135)                                   621                          -
Reduction in par value from $5.00 to $.01                                           -     (21,203)   21,203                                                                 -
Cash dividends declared, $.42 per share                                                                                         (1,786)                                (1,786)
Net change in unrealized (depreciation) in securities available
  for sale, net of tax                                                              -           -         -        (1,827)           -           -           (1,827)   (1,827)
Comprehensive Income                                                                -           -         -        $2,940            -           -                -         -

Balance at December 31, 1999                                                4,257,597          43    21,261                      3,233           0             (865)   23,672
Net income                                                                          -           -         -        $5,636        5,636           -                -     5,636
Purchase of treasury stock                                                          -           -         -                                   (653)                      (653)
Cash dividends declared, $.49 per share                                                                                         (2,076)                                (2,076)
Net change in unrealized appreciation in securities available
  for sale, net of tax                                                              -           -         -         2,209            -           -            2,209     2,209
Comprehensive Income                                                                -           -         -        $7,845            -           -                -         -

Balance at December 31,  2000                                               4,257,597          43    21,261                      6,793        (653)           1,344    28,788
Net income                                                                          -           -         -        $6,747        6,747           -                -     6,747
Purchase of treasury stock                                                          -           -         -                                 (1,264)                    (1,264)
Issuance of vested stock awards from treasury                                                                                                   29                         29
Exercise of stock options, and related tax benefit                                                     (107)                        12         280                        185
Cash dividends declared, $.55 per share                                                                                         (2,312)                                (2,312)
Other comprehensive income, net of tax
    Net change in unrealized appreciation in securities available for sale          -           -         -           741            -           -              741       741
    Minimum pension liability adjustment                                            -           -         -           (53)           -           -              (53)      (53)
Comprehensive Income                                                                -           -         -        $7,435            -           -                -         -

Balance at December 31,  2001                                               4,257,597    $     43   $21,154                    $11,240    $ (1,608)        $  2,032   $32,861

(1) Disclosure of reclassification amount:
December 31,                                                                      2001        2000        1999
Comprehensive Income Items
Unrealized gain/(loss) arising during the period                                   788       2,057     (1,826)
    Less: reclassification adjustment for gains/(losses) included in income        (47)        152         (1)
                                                                                   741       2,209     (1,827)

See accompanying notes to the Consolidated Financial Statements.

Page -18-

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,                                                        2001                2000                1999

Operating activities:
  Net Income                                                                $ 6,747             $ 5,636             $ 4,767
  Adjustments to reconcile net income to net cash
      Provided by operating activities:
      Provision for possible loan losses                                        323                 105                 420
      Depreciation and amortization                                             923                 838                 756
      Accretion of discounts                                                   (275)               (134)               (104)
      Amortization of premiums                                                  239                 152                 170
      Earned or allocated expense of restricted stock awards                     58                  35                   -
      SERP funding                                                               97                   -                   -
      Loss on the sale of assets                                                  6                   -                   -
      Net securities (gains) losses                                             (78)                255                  (1)
      Decrease (increase) in accrued interest receivable                         12                (308)               (332)
      (Provision) Benefit for deferred income taxes                            (133)                 76                (135)
      (Increase) decrease in other assets                                      (460)                141                (437)
      Increase (decrease) in accrued and other liabilities                       26                 338                (456)
Net cash provided by operating activities                                     7,485               7,134               4,648

Investing activities:
  Purchases of securities available for sale                                (44,952)            (49,602)            (54,371)
  Purchases of securities held to maturity                                  (16,469)            (11,314)            (12,290)
  Proceeds from sales of securities available for sale                        9,747              15,541              25,100
  Proceeds from maturing securities available for sale                        3,455               1,085                 125
  Proceeds from maturing securities held to maturity                         11,314              12,290               3,969
  Proceeds from principal payments on mortgage-backed securities             21,831               6,562              10,833
  Net (increase) in loans                                                   (14,345)            (30,198)             (2,336)
  Purchases of banking premises and equipment, net of retirements              (500)             (1,583)               (639)
Net cash used by investing activities                                       (29,919)            (57,219)            (29,609)

Financing activities:
  Net increase in deposits                                                   43,776              39,057              32,791
  Increase (decrease) in other borrowings                                    (9,700)              9,700                   0
  Payment for the purchase of treasury stock                                 (1,264)               (653)
  Net proceeds from exercise of stock options
       issued pursuant to equity incentive plan                                 173                   -                 286
  Cash dividends paid                                                        (2,232)             (1,996)             (2,377)
Net cash provided by financing activities                                    30,753              46,108              30,700

Increase (decrease) in cash and cash equivalents                              8,319              (3,977)              5,739
Cash and cash equivalents beginning of period                                16,044              20,021              14,282
Cash and cash equivalents end of period                                     $24,363             $16,044             $20,021

Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                                $ 8,029             $ 8,728             $ 6,813
    Income taxes                                                            $ 3,425             $ 2,290             $ 2,606
 Noncash investing and financing activities:
    Dividends declared and unpaid                                           $   631             $   548             $   468

See accompanying notes to the Consolidated Financial Statements.

Page -19-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bridge Bancorp, Inc. (the "Company") is chartered by the State of New York as a single bank holding company. The Company's business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the "Bank"). The accounting andreporting policies of the Bank conform to generally accepted accounting principles and to general practices within the financial institutionindustry. The following is a description of the more significant accounting policies that the Company follows in preparing its Consolidated Financial Statements.

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

c) Investment in Debt and Equity Securities

The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, the Company is required to report readily-marketable equity and debt securities in one of the following categories: (i) “held-to-maturity” (management has a positive intent and ability to hold to maturity) which are to be reported at amortized cost; (ii) “trading” (held for current resale) which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) “available for sale” (all other debt and marketable equity securities) which are to be reported at fair value, with unrealized gains and losses reported net of tax, as accumulated other comprehensive income, a separate component of stockholders’ equity.

Included in investment securities are mortgage-backed securities that have been categorized as available for sale and as such represent participating interests in pools of long term mortgage loans originated and serviced by the issuers of the securities. These securities are carried at fair value.

Premiums and discounts on investment in debt and equity securities are amortized to expense and accreted to income over the estimated life of the respective securities using the interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method. Unrealized gains and losses on securities available for sale are excluded from earnings and reported as accumulated other comprehensive income, net of taxes.

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

Page -20-

e) Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to the detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit, input from the Bank's outside loan review consultants, and other pertinent factors. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management's and the loan classification committee's determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee's review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the year ended December 31, 2001, management believes the allowance for possible loan losses is adequate.

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

f) Banking Premises and Equipment

Banking premises and equipment are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (fifty years for buildings and two to ten years for equipment, furniture and fixtures) on a straight-line basis. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Expenditures for improvements and major renewals are capitalized, while the cost of ordinary maintenance, repairs and minor improvements is charged to operations.

g) Other Real Estate Owned

Other real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure and is recorded at the lower of the net unpaid principal balance at the foreclosure date plus acquisition costs or fair value. Subsequent valuation adjustments are made if fair value less estimated costs to sell the property falls below the carrying amount. At December 31, 2001 and 2000, the Company carried no other real estate owned.

h) Income Taxes

The Company follows SFAS No. 109, which requires an asset and liability approach for accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Under SFAS No. 109, deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management's position, as currently supported by the facts and circumstances, that no valuation allowance is necessary against any of the Company's deferred tax assets.

i) Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. Treasury stock is reissued using the first in, first out method.

j) Earnings Per Share

For the years ended December 31, 2001, 2000 and 1999, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share calculation were 4,222,669, 4,258,709 and 4,277,079, respectively. For the years ended December 31, 2001, 2000 and 1999, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,201,305, 4,236,668 and 4,250,823, respectively. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.

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

Page -21-

The Bank had approximately $9,704,000 available as of December 31, 2001 which may be paid to the Company as a dividend.

l) Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public companies to report certain financial information about significant revenue producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes under SFAS No. 131.

m) Stock Based Compensation Plans

SFAS No. 123 "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

n) Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities. Such gains or losses are net of reclassification adjustments for realized gains (losses) on sales of available for sale securities.

o) New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of a derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 133 is now effective for fiscal quarters of fiscal years beginning after June 2000 and does not require restatement of prior periods. The adoption of SFAS No. 133 and 137 did not have any effect on the Company's Consolidated Financial Statements.

The FASB issued SFAS No. 141 "Business Combinations" ("SFAS No. 141"). This statement addresses the accounting and reporting for business combinations and supersedes APB Opinion No. 16. This statement changes the accounting for business combinations in the following respects: by requiring that all business combinations be accounted for by a single method - the purchase accounting method, by requiring that intangible assets be recognized as assets apart from goodwill if specific criteria is met, and by requiring additional disclosure of the primary reasons for a business combination and the allocation of the purchase price to assets acquired and liabilities assumed. The FASB issued SFAS No. 142 which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17. This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Specifically it requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. In management's opinion the adoption of SFAS No. 141 and 142 will not have a material effect on the Company's Consolidated Financial Statements.

In June 2001, the FASB issued SFAS No. 143 "Accounting For Asset Retirement Obligations" ("SFAS No. 143") and in August 2001 issued SFAS No. 144 "Accounting For The Impairment and Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which supercedes and amends certain existing accounting and reporting pronouncements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years

Page -22-

beginning after June 15, 2002 and SFAS No. 144 is effective for the financial statements issued for fiscal years beginning after December 15, 2001. Neither of these pronouncements is currently applicable to the Company.

p) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. INVESTMENT IN DEBT AND EQUITY SECURITIES

The Bank did not hold any trading securities during the years ended December 31, 2001 and 2000. A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities is as follows:

December 31,                                                                     2001                                             2000                                            1999
(In thousands)
                                                          Gross       Gross  Estimated                    Gross       Gross  Estimated                    Gross       Gross  Estimated
                                          Amortized  Unrealized  Unrealized       Fair    Amortized  Unrealized  Unrealized       Fair    Amortized  Unrealized  Unrealized       Fair
                                               Cost       Gains      Losses      Value         Cost       Gains      Losses      Value         Cost       Gains      Losses      Value
Available for sale:
  U.S.  Treasury securities                $      -      $    -       $   -   $      -     $  2,017      $   15      $    -   $  2,032      $ 8,078        $ 33     $     -    $ 8,111
  Oblig.  of U.S.  Government agencies       17,073         235          (8)    17,300        6,944         106           -      7,050        4,984           -         (72)     4,912
  Oblig.  of NY State & pol.  subs.          25,900         884          (9)    26,775       34,318         492         (29)    34,781       28,489          72        (447)    28,114
  Mortgage-backed securities                 79,264       2,370           -     81,634       68,923       1,724         (56)    70,591       44,511          16      (1,068)    43,459
    Total available for sale               $122,237      $3,489       $ (17)  $125,709     $112,202      $2,337      $  (85)  $114,454      $86,062        $121     $(1,587)   $84,596
Held to maturity:
  Oblig.  of NY State & pol.  subs.        $ 16,159      $   59       $   -   $ 16,218     $ 11,314      $   17      $    -   $ 11,331      $12,290        $  4     $   (16)   $12,278
Nonmarketable equity securities:
  Federal Reserve Bank Stock                     36           -           -         36           36           -           -         36           36           -           -         36
  Federal Home Loan Bank Stock                1,357           -           -      1,357        1,047           -           -      1,047        1,047           -           -      1,047
    Total held to maturity                 $ 17,552      $   59           -   $ 17,611     $ 12,397      $   17           -   $ 12,414      $13,373        $  4     $   (16)   $13,361
Total debt and equity securities           $139,789      $3,548       $ (17)  $143,320     $124,599      $2,354      $  (85)  $126,868      $99,435        $125     $(1,603)   $97,957

The following table sets forth the amortized cost, maturities and approximated weighted average yield (based on the estimated annual income divided by the average book value) at December 31, 2001. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

                                                                                                     Principal Maturing
(In thousands)                                             Within              After One But          After Five But                  After            No Stated
                                                         One Year          Within Five Years        Within Ten Years              Ten Years             Maturity
                                               Amount       Yield       Amount         Yield      Amount       Yield       Amount     Yield     Amount     Yield        Total
Available for sale:
U.S.  Agency securities                       $ 3,975       6.96%      $13,098         5.51%           -           -            -         -          -         -     $ 17,073
Mortgage-backed securities                          -           -            -             -           -           -       79,264     6.81%          -         -       79,264
Oblig.  of state and pol.  subs.                3,391       7.12%       15,072         6.87%       7,437       7.23%            -         -          -         -       25,900
Total available for sale                      $ 7,366       7.03%      $28,170         6.24%      $7,437       7.23%      $79,264     6.81%          -         -     $122,237

Held to maturity:
Oblig.  of state and pol.  subs.              $16,159       4.24%            -             -           -           -            -         -          -         -     $ 16,159
                                               16,159       4.24%            -             -           -           -            -         -          -         -       16,159

Nonmarketable equity securities:
Federal Reserve Bank Stock                          -           -            -             -           -           -            -         -         36     6.00%           36
Federal Home Loan Bank Stock                        -           -            -             -           -           -            -         -      1,357     5.50%        1,357
Total nonmarketable equity securities               -           -            -             -           -           -            -         -      1,393     5.51%        1,393
Total held to maturity                        $16,159       4.24%            -             -           -           -            -         -     $1,393     5.51%     $ 17,552
Total debt and equity securities              $23,525       5.11%      $28,170         6.24%      $7,437       7.23%      $79,264     6.81%     $1,393     5.51%     $139,789

Page -23-

Proceeds from sales of available for sale securities were approximately $9,747,000, $15,541,000 and $25,100,000 in 2001, 2000 and 1999, respectively. Gross gains of approximately $81,000, $24,000 and $184,000 were realized on sales of available for sale securities during 2001, 2000 and 1999, respectively. Gross losses of approximately $3,000, 279,000 and $183,000 were realized on sales of available for sale securities during 2001, 2000 and 1999, respectively. There were no sales of held to maturity securities during 2001, 2000 and 1999.

Investment securities having an amortized cost of approximately $86,078,000 and $49,601,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits.

Investments in debt and equity securities which exceeded 10% of stockholders' equity for any one issuer (other than U.S. Government securities) are as follows:

December 31,                                                    2001
(In thousands)                       Amortized             Estimated
                                          Cost            Fair Value
FHLMC Pool C90474                      $ 6,786               $ 6,795

3. LOANS

The following table sets forth the major classifications of loans:

December 31,                                   2001           2000            1999            1998            1997
(In thousands)
Real estate loans                          $180,995       $165,889        $141,479        $141,625        $114,357
Unsecured business and personal loans        33,018         33,291          27,869          23,639          17,638
Secured business and personal loans             693          1,059           1,086           2,534             725
Installment/consumer loans                      722            963             675           1,182           5,916

Total loans                                $215,428       $201,202        $171,109        $168,980        $138,636
Unearned income                                 (66)          (110)           (239)           (284)              -
                                           $215,362       $201,092        $170,870        $168,696        $138,636
Allowance for loan losses                    (2,348)        (2,100)         (1,971)         (1,713)         (1,393)
Net loans                                  $213,014       $198,992        $168,899        $166,983        $137,243

Lending Risk.
The principal business of the Bank is lending, primarily in commercial real estate loans, construction loan mortgages, home equity loans, land loans, consumer loans, home advantage loans, residential mortgages and commercial loans. The Bank considers its primary lending area as the two forks of the eastern end of Long Island in Suffolk County, New York, therefore, the loan portfolio as a whole is dependent on the economic conditions of the geographic market served by the Bank.

Allowance for Loan Losses.
The Bank monitors its portfolio on a regular basis, with consideration given to the detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit, input from the Bank's outside loan review consultants, and other pertinent factors. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management's and the loan classification committee's determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee's review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the year ended December 31, 2001, management believes the allowance for possible loan losses is adequate.

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

Page -24-

The following table sets forth changes in the allowance for loan losses.

December 31,                                  2001           2000          1999         1998       1997
(In thousands)

Allowance for loan losses
    balance at beginning of period          $2,100         $1,971        $1,713       $1,393     $1,238

Charge-offs:
Real estate loans                                -              9           170            -          -
Unsecured business & personal loans            108             62            39           31         87
Installment/consumer loans                      59             36            62          165        229
   Total                                       167            107           271          196        316

Recoveries:
Real estate loans                               29             58             -            -          -
Unsecured business & personal loans             12              1             4           32          6
Installment/consumer loans                      51             72           105           59         55
   Total                                        92            131           109           91         61

Net charge-offs (recoveries)                    75            (24)          162          105        255
Provision for loan losses
    charged to operations                      323            105           420          425        410
Balance at end of period                    $2,348         $2,100        $1,971       $1,713     $1,393
Ratio of net charge-offs during period
    to average loans outstanding              .03%        ( .01%)         0.10%        0.07%      0.20%

Allocation of Allowance for Loan Losses.
The following table sets forth the allocation of the total allowance for loan losses by loan type.

Year Ended December 31,                                    2001                   2000                    1999                    1998                     1997
(In thousands)                                       Percentage             Percentage              Percentage              Percentage               Percentage
                                                       of Loans               of Loans                of Loans                of Loans                 of Loans
                                                       to Total               to Total                to Total                to Total                 to Total
                                             Amount       Loans     Amount       Loans      Amount       Loans      Amount       Loans       Amount       Loans
Real estate loans                            $1,563       87.4%     $1,335       82.5%      $1,196       82.7%      $1,122       83.8%      $   868       82.5%
Unsecured business and personal loans           587        9.1%        648       16.6%         639       16.3%          38       14.0%          336       12.7%
Secured business and personal loans              53        1.0%         21        0.5%          28        0.6%         507        1.5%            1        0.5%
Installment/consumer loans                      145        2.5%         96        0.4%         108        0.4%          46        0.7%          188        4.3%
     Total                                   $2,348      100.0%     $2,100      100.0%      $1,971      100.0%      $1,713      100.0%       $1,393      100.0%

Page -25-

Selected Loan Maturity Information.
The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of non-commercial real estate mortgages and consumer loans to individuals as of December 31, 2001.

                                                         After One
                                         Within One     But Within            After
                                               Year     Five Years       Five Years         Total
(In thousands)

Commercial loans                            $ 5,781         $6,183          $84,362      $ 96,326
Construction loans                            5,683              -              270         5,953
      Total loans                           $11,464         $6,183          $84,632      $102,279

Rate provisions:
Amounts with fixed interest rates           $    30         $2,055          $     -      $  2,085
Amounts with variable interest rates         11,434          4,128           84,632       100,194
      Total                                 $11,464         $6,183          $84,632      $102,279

Past Due, Nonaccrual and Restructured Loans.
The following table sets forth selected information about past due, nonaccrual and restructured loans.

December 31,                                                 2001      2000     1999      1998      1997
(In thousands)

Loans 90 days or more past due and still accruing            $  -      $  -     $  1    $    4      $  1
Nonaccrual loans                                              532       769      189     1,208       975
Restructured loans                                              -         -      776         -         -
Other real estate owned, net                                    -         -        -         -         -
Total                                                        $532      $769     $966    $1,212      $976

Year Ended December 31,
Gross interest income that would have been recorded
  during the year under original terms:
Nonaccrual loans                                             $ 66      $ 97     $ 63    $  128      $163
Restructured loans                                              -         -        -         -         -

Gross interest income recorded during the year:
Nonaccrual loans                                             $ 17      $ 10     $  4    $   37      $151
Restructured loans                                              -         -        -         -         -

Commitments for additional funds                                -         -        -         -         -

As of December 31, 2001 and 2000, the Bank did not have any impaired loans as defined in SFAS No. 114 except for the restructured and nonaccrual loans noted above. The valuation allowance was $30,000 and $41,000 at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2001 and 2000 was approximately $576,000 and $648,000, respectively.

Page -26-

4. DEPOSITS

The following table sets forth major classifications of average deposits and average rates paid on these deposits for the periods indicated.

Year Ended December 31,                                            2001                         2000                         1999
(In thousands)
                                                  Average       Average        Average       Average        Average       Average
                                                 Deposits    Rates Paid       Deposits    Rates Paid       Deposits    Rates Paid
Demand deposits                                  $111,038             -       $ 99,969             -       $ 87,475             -
Savings, N.O.W.  and money market deposits        186,011          2.8%        155,680          3.5%        122,118          2.4%
Certificates of deposit of $100,000 or more        25,296          4.7%         29,779          5.6%         28,493          4.9%
Other time deposits                                33,692          4.3%         33,832          4.7%         38,823          4.5%
     Total                                       $356,037          2.2%       $319,260          2.7%       $276,909          2.2%

Time Deposits of $100,000 or More.
The following table sets forth the remaining maturities of the Bank’s time certificates of deposit in amounts of $100,000 or more.

December 31,                       2001
(In thousands)
3 months or less                $12,992
Over 3 thru 6 months              2,054
Over 6 thru 12 months             2,713
Over 12 months                    5,234
Total                           $22,993

5. BANKING PREMISES AND EQUIPMENT

Banking premises and equipment consist of:

December 31,                                 2001       2000
(In thousands)
   Land                                    $1,496     $1,496
   Building and improvements                5,735      5,722
   Furniture and fixtures                   4,759      4,424
   Leasehold improvements                     955        836
                                           12,945     12,478
   Less accumulated
     depreciation and amortization         (4,164)    (3,268)
                                           $8,781     $9,210

Page -27-

6. INCOME TAXES

The components of the provision for income taxes are as follows:

Year Ended December 31,      2001        2000      1999
(In thousands)
Current:
    Federal                $2,803      $2,070    $1,976
    State                     622         422       546
                            3,425       2,492     2,522
Deferred:
    Federal                  (107)          5      (100)
    State                     (26)        (33)      (35)
                             (133)        (28)     (135)
    Total                  $3,292      $2,464    $2,387

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Year Ended December 31,                                                   2001                      2000                      1999
(In thousands)                                                      Percentage                Percentage                Percentage
                                                                    of Pre-tax                of Pre-tax                of Pre-tax
                                                           Amount     Earnings        Amount    Earnings       Amount     Earnings
Federal income tax expense computed by applying
    the statutory rate to income before income taxes       $3,414           34%       $2,754          34%      $2,433           34%
Tax exempt interest                                          (574)          (6)         (626)         (8)        (436)          (6)
State taxes, net of Federal
 income tax benefit                                           393            4           257           3          337            4
Interest disallowed                                            52            1            71           1           43            1
Other                                                           7            -             8           -           10            -
Provision for income taxes                                 $3,292          33%        $2,464         30%       $2,387          33%

Deferred tax assets and liabilities are comprised of the following:

December 31,                                   2001          2000         1999
(In thousands)
Deferred tax assets:
Allowance for loan losses                  $    849        $  754       $  716
Other                                            47            83          148
Securities available for sale                     -           907          600
  Total                                    $    896        $1,744       $1,464

Deferred tax liabilities:
Pension expense                            $    (79)       $ (113)      $  (58)
Depreciation                                    (50)          (89)         (95)
Securities available for sale                (1,387)            -            -
  Total                                    $ (1,516)       $ (202)      $ (153)
Net deferred tax asset (liability)         $   (620)       $1,542       $1,311

Page -28-

7. EMPLOYEE BENEFITS

a. Pension Plan and Supplemental Executive Retirement Plan

The Bank maintains a non-contributory pension plan through the New York State Bankers Association Retirement System covering all eligible employees.

During 2001the Bank adopted the Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”). The SERP provides benefits to certain employees, designated by the Personnel Committee of the Board of Directors, whose benefits under the Pension Plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan in the absence of such Internal Revenue Code limitations. The effective date of the SERP was January 1, 2001. SERP expense was $97,000 in 2001.

The following table sets forth the plan’s funded status projected to September 30, 2001 and 2000 (measurement dates).

                                                                            At December 31,
                                                             Pension Benefits               SERP Benefits
                                                            2001         2000            2001        2000
(In thousands)

Change in projected benefit obligation
Projected benefit obligation at beginning of year         $1,907       $1,644           $(184)          -
Service cost                                                 185          156               -           -
Expenses                                                     (27)         (29)              -           -
Interest cost                                                132          113               -           -
Benefits paid                                                (56)         (75)              -           -
Additional prior service cost                                188            -               -           -
Assumption changes and other                                 (77)          98            (416)          -
Projected benefit obligation at end of year               $2,252       $1,907           $(600)          -

Change in plan assets
Fair value of plan assets at beginning of year            $2,430       $2,100               -           -
Actual return on plan assets                                (200)         220               -           -
Employer contribution                                        113          214               -           -
Benefit paid                                                 (56)         (75)              -           -
Expenses                                                     (27)         (29)              -           -
Fair value of plan assets at end of year                  $2,260       $2,430               -           -

Funded Status
Plan assets in excess of benefit obligations              $    8       $  523               -           -
Unrecognized net actuarial loss (gain)                       141         (188)             (6)          -
Unrecognized prior service cost                              173          (16)              -           -
Unrecognized transition asset                                (38)         (47)            509           -
Prepaid benefit cost                                      $  284       $  272          $  503           -

                                                                         At December 31,
                                                           Pension Benefits                 SERP Benefits
Components of net periodic benefit cost                2001      2000      1999       2001     2000     1999
Service cost                                           $185      $156      $146          -        -        -
Interest cost                                           132       113       101          -        -        -
Expected return on plan assets                         (206)     (184)     (150)         -        -        -
Amortization of net (gain) loss                           -         -        (2)         -        -        -
Amortization of unrecognized prior service cost          (2)       (2)       (1)        97        -        -
Amortization of unrecognized transition asset            (9)       (9)       (9)         -        -        -
Net periodic benefit cost                              $100      $ 74     $  85        $97        -        -

Page -29-

At December 31, 2001, 2000, and 1999 a rate of increase in future compensation levels of 4.0%, and a weighted average discount rate of 6.5%,7.0%, and 7.0% respectively, were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on assets was 8.5% at September 30, 2001, 2000 and 1999.

b. Equity Incentive Plan

During 1996, the Bridge Bancorp, Inc. Equity Incentive Plan was approved by the stockholders to provide for the grant of options to purchase up to a total of 432,000 shares of common stock of the Company and for the award of shares of common stock as a bonus. During 2001 a plan amendment to cover non-employee directors was adopted by the shareholders. During the years ended December 31, 2001 and 2000, the Company granted restricted stock awards of 5,553 and 5,346 shares, respectively. These awards vest over three years on the anniversary date of the awards. Such shares are subject to restrictions based on continued service as employees of the Company or subsidiaries of the Company. Compensation expense attributable to these awards was approximately $51,000 and $35,000 for the years ended December 31, 2001 and 2000, respectively. Options awarded under the plan are determined by the Incentive Compensation Committee of the Board of Directors. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No.123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

                                           2001
Net Income:         As Reported:         $6,747
                    Pro Forma:            6,711
Diluted EPS:        As Reported:         $ 1.60
                    Pro Forma:             1.59
Basic EPS:          As Reported:         $ 1.61
                    Pro Forma:             1.60

                                           2000
Net Income:         As Reported:         $5,636
                    Pro Forma:            5,575
Diluted EPS:        As Reported:         $ 1.32
                    Pro Forma:             1.31
Basic EPS:          As Reported:         $ 1.33
                    Pro Forma:             1.32

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001: a risk-free interest rate of 4.18%; an expected dividend yield of 3.71%; expected lives of five years; and expected volatility of 33.3%.

For the Year Ended,                                                      2001                        2000
(In thousands)
                                                                     Weighted                    Weighted
                                                                      Average                     Average
                                                                     Exercise                    Exercise
                                                          Shares        Price        Shares         Price

Outstanding, beginning of the year                       106,950       $16.35        92,100        $15.80
Granted                                                   15,425       $16.50        14,850        $19.75
Exercised                                                (17,475)           -             -             -
Forfeited                                                 (7,250)           -             -             -
Outstanding and exercisable, end of the year              97,650       $17.21       106,950        $16.35
Weighted average fair value of options granted                        $  4.09                     $  7.04

Page -30-

8. OTHER INCOME AND EXPENSES

a) There were no components of other operating income which exceeded one percent of the aggregate of total interest income and other income at December 31, 2001.

b) Components of other operating expenses which exceed one percent of the aggregate of total interest income and other income are as follows:

December 31,                       2001      2000      1999
(In thousands)
Data\Item processing               $227      $287      $443
Advertising                        $343      $345      $281
Consulting                         $165      $141      $306

9. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

a) Leases

The Company is obligated to make minimum annual rental payments under non-cancellable operating leases on its premises. The projected minimum rentals under existing leases at December 31, 2001 are as follows (in thousands):

                                            2002           $447
                                            2003           $434
                                            2004           $331
                                            2005           $118
                                            2006           $ 72
                                      Thereafter           $410

Certain leases contain renewal options and rent escalation clauses. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Rental expenses under these leases for the years ended December 31, 2001, 2000 and 1999 approximated $376,000, $354,000 and $296,000, respectively.

b) Loans

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No material losses are anticipated as a result of these transactions.

The following represents commitments outstanding:

December 31,                               2001           2000
(In thousands)
Standby letters of credit               $ 1,235        $ 1,883
Loan commitments outstanding             20,371         14,044
Unused equity lines                      21,302         18,261
Unused construction lines                 3,946         10,722
Unused lines of credit                   15,761         12,452
Unused overdraft lines                    8,338          6,700
Total commitments outstanding           $70,953        $64,062

c) Other

During 2001, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $1,357,000 in 2001.

Page -31-

During 2001, 2000, and 1999, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential mortgages and investment securities owned by the Bank. There were no amounts outstanding at December 31, 2001 and 2000.

In March 2001 the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank's request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date.Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the US Government or any government sponsored enterprise, and non-Agency AA and AAA rated mortgage-backed securities (including consolidated mortgage obligations (“CMO’s”) that have readily ascertainable value). At December 31, 2001, there was $19,122,000 available for transactions under this agreement. There were no balances outstanding at year end.

10. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time and are based on existing on and off balance sheet financial instruments. Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

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

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

December 31,                                                       2001                           2000
(In thousands)                                    Carrying         Fair         Carrying          Fair
                                                    Amount        Value           Amount         Value
Financial Assets:
  Cash and due from banks                         $ 10,813     $ 10,813         $ 16,005      $ 16,005
  Interest bearing deposits with banks                  50           50               39            39
  Federal funds sold                                13,500       13,500                -             -
  Securities available for sale                    125,709      125,709          114,454       114,454
  Securities held to maturity                       17,552       17,433           12,397        12,414
  Loans                                            213,014      207,530          198,992       188,298
  Accrued interest receivable                        2,153        2,153            2,165         2,165

Financial Liabilities:
  Demand and other deposits                        357,155      358,227          313,379       313,503
  Federal funds purchased                                -            -            9,700         9,700
  Accrued interest payable                             678          678              786           786

Page -32-

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc.  (Consolidated)
As of December 31,                                                    2001
(In thousands)                                                                              To Be Well
                                                                   For Capital          Capitalized Under
                                                                     Adequacy           Prompt Corrective
                                               Actual                Purposes           Action Provisions
                                            Amount   Ratio       Amount     Ratio      Amount        Ratio
Total Capital (to risk weighted assets)    $33,177   13.2%      $20,064     >8.0%     $25,080       >10.0%
Tier 1 Capital (to risk weighted assets)    30,829   12.3%       10,032     >4.0%      15,048       > 6.0%
Tier 1 Capital (to average assets)          30,829    8.0%       15,490     >4.0%      19,363       > 5.0%

As of December 31,                                                    2000
(In thousands)                                                                              To Be Well
                                                                   For Capital          Capitalized Under
                                                                     Adequacy           Prompt Corrective
                                               Actual                Purposes           Action Provisions
                                            Amount   Ratio       Amount     Ratio      Amount        Ratio
Total Capital (to risk weighted assets)    $29,544   12.6%      $18,799     >8.0%     $23,498       >10.0%
Tier 1 Capital (to risk weighted assets)    27,444   11.7%        9,399     >4.0%      14,099       > 6.0%
Tier 1 Capital (to average assets)          27,444    7.9%       13,911     >4.0%      17,389       > 5.0%

Page -33-

Bridgehampton National Bank
As of December 31,                                                    2001
(In thousands)                                                                               To Be Well
                                                                   For Capital           Capitalized Under
                                                                     Adequacy            Prompt Corrective
                                               Actual                Purposes            Action Provisions
                                            Amount   Ratio       Amount     Ratio       Amount        Ratio
Total Capital (to risk weighted assets)     $33,152   13.2%      $20,064     >8.0%     $25,080       >10.0%
Tier 1 Capital (to risk weighted assets)     30,804   12.3%       10,032     >4.0%      15,048       > 6.0%
Tier 1 Capital (to average assets)           30,804    8.0%       15,490     >4.0%      19,363       > 5.0%

As of December 31,                                                    2000
(In thousands)                                                                              To Be Well
                                                                   For Capital          Capitalized Under
                                                                     Adequacy           Prompt Corrective
                                               Actual                Purposes           Action Provisions
                                            Amount   Ratio       Amount     Ratio      Amount        Ratio
Total Capital (to risk weighted assets)    $29,407   12.5%      $18,799     >8.0%     $23,498       >10.0%
Tier 1 Capital (to risk weighted assets)    27,307   11.6%        9,399     >4.0%      14,099       > 6.0%
Tier 1 Capital (to average assets)          27,307    7.9%       13,911     >4.0%      17,389       > 5.0%

12. BRIDGE BANCORP INC. (PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

December 31,                                                     2001            2000
(In thousands)
Assets
Cash and cash equivalents                                     $    13         $   137
Dividend receivable                                               631             551
Other assets                                                       12               -
Investment in the Bank                                         32,836          28,651
     Total Assets                                             $33,492         $29,339
Liabilities
Dividends payable                                                 625             548
Other liabilities                                                   6               3
     Total Liabilities                                        $   631         $   551
Stockholders' Equity
Stockholders' Equity                                           34,469          29,441
Treasury stock at cost, 91,333 and
 40,000 shares at 12/31/01 and 12/30/00, respectively          (1,608)           (653)
    Total Stockholders' Equity                                $32,861         $28,788

    Total Liabilities and Stockholders' Equity                $33,492         $29,339

Page -34-

Condensed Statements of Income

Year Ended December 31,                               2001         2000         1999
(In thousands)
Dividend income from the Bank                       $3,251       $2,409       $1,786
Other operating expenses                                 2            1            1
Income before income taxes and equity in
  undistributed earnings of the Bank                 3,249        2,408        1,785
Income tax provision                                     0            0            0
Income before equity in undistributed
  earnings of the Bank                               3,249        2,408        1,785
Equity in undistributed earnings of the Bank         3,498        3,228        2,982
Net income                                          $6,747       $5,636       $4,767

Condensed Statements of Cash Flows

Year Ended December 31,                                                               2001               2000             1999
(In thousands)
Cash flows used by operations:
Other operating expenses                                                           $     (2)          $    129          $    (1)
Net cash used by operating activities                                                    (2)               129               (1)

Cash flows from investing activities:
Payment for the purchase of treasury stock                                           (1,264)              (653)               -
Dividends received                                                                    3,172              2,325            2,377
Net cash provided by investing activities                                             1,908              1,672            2,377

Cash flows used by financing activities:
Net proceeds from issuance of common stock  upon exercise of stock options              202                  -              214
Dividends paid                                                                       (2,232)            (1,993)          (2,377)
Net cash used by financing activities                                                (2,030)            (1,993)          (2,163)
Net increase  in cash and cash  equivalents                                            (124)              (192)             213
Cash and cash equivalents at beginning of  year                                         137                329              116
Cash and cash equivalents at end of year                                           $     13           $    137          $   329

Reconciliation of net income to net cash used by operating activities:

Net income                                                                         $  6,747           $  5,636          $ 4,767
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of the Bank                                         (3,498)            (3,228)          (2,982)
Dividend income                                                                      (3,251)            (2,409)          (1,786)
Income tax benefit from exercise of employee stock options                               12                  -               72
Increase in other assets                                                                (12)               130              (72)
Net cash used by operating activities                                              $     (2)          $    129          $    (1)

Page -35-

13. QUARTERLY FINANCIAL DATA (Unaudited)

Selected Consolidated Quarterly Financial Data

2001 Quarter Ended,                                 March 31,    June 30,    September 30,   December 31,
(In thousands, except per share amounts)
Interest income                                        $6,726      $6,872           $6,796         $6,615
Interest expense                                        2,381       2,173            1,917          1,397
Net interest income                                     4,345       4,699            4,879          5,218
Provision for loan losses                                  85          85               60             93
Net interest income after provision for loan losses     4,260       4,614            4,819          5,125
Other income                                              584         626              631            578
Other expenses                                          2,735       2,756            2,741          2,966
Income before income taxes                              2,109       2,484            2,709          2,737
Provision for income taxes                                652         808              914            918
Net income                                             $1,457      $1,676           $1,795         $1,819
Basic earnings per share                              $  0.35     $  0.40          $  0.42        $  0.44
Diluted earnings per share                            $  0.34     $  0.40          $  0.42        $  0.44

2000 Quarter Ended,                                 March 31,    June 30,    September 30,   December 31,
(In thousands, except per share amounts)
Interest income                                        $5,621      $6,109           $6,846         $6,882
Interest expense                                        1,735       1,977            2,509          2,532
Net interest income                                     3,886       4,132            4,337          4,350
Provision for loan losses                                 105           -                -              -
Net interest income after provision for loan losses     3,781       4,132            4,337          4,350
Other income                                              438         159              574            563
Other expenses                                          2,513       2,520            2,649          2,552
Income before income taxes                              1,706       1,771            2,262          2,361
Provision for income taxes                                496         521              709            738
Net income                                             $1,210      $1,250           $1,553         $1,623
Basic earnings per share                              $  0.29     $  0.29          $  0.37        $  0.38
Diluted earnings per share                            $  0.28     $  0.29          $  0.37        $  0.38

Page -36-

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders Bridge Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Bridge Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen

New York, New York
January 18, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

“Nominees for Director and Directors Continuing in Office,” “Shares Beneficially Owned by other Executive Officers and All Directors” and “Compliance with Section 16 (a) of the Exchange Act” set forth in the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

"Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" set forth in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated herein by reference.

Page -37-

Item 13. Certain Relationships and Related Transactions

"Certain Relationships and Related Transactions" set forth in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Related Party Loans.

Certain directors and related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2001 and 2000. Such loans were made in the ordinary course of business on substantially the same terms, including interest rate and security, as those prevailing at the time for comparable transactions with other persons, and do not represent more than normal risk of collection or present other unfavorable features. The aggregate amount of these loans was approximately $402,000 and $429,000 at December 31, 2001 and 2000, respectively. During 2001 no new loans to such persons were made and repayments totaled $27,000. There were no loans to directors which were nonaccruing at December 31, 2001 or 2000.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following Consolidated Financial Statements, including notes thereto, and financial schedules of the Company, required in response to this item are included in Part II, Item 8.

       1.  Financial Statements                                                     Page No.

                 Consolidated Statements of Condition                                16
                 Consolidated Statements of Income                                   17
                 Consolidated Statements of Stockholders' Equity                     18
                 Consolidated Statements of Cash Flows                               19
                 Notes to Consolidated Financial Statements                          20
                 Report of Independent Public Accountants                            37

       2.  Financial Statement Schedules

                 Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, "Financial Statements and Supplementary
                 Data."

       3.  Exhibits.

                 See Index of Exhibits on page 40.

(b) Reports on Form 8-K.

None

Page -38-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BRIDGE BANCORP, INC.
                                   Registrant

March 13, 2002                            By  /s/ Thomas J.  Tobin
                                              Thomas J.  Tobin,
                                              President/CEO

March 13, 2002                            By  /s/ Christopher Becker
                                              Christopher Becker,
                                              Executive Vice President/Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2002                               /s/ Raymond Wesnofske           Director
                                             Raymond Wesnofske

March 13, 2002                               /s/ Thomas J.  Tobin            Director
                                             Thomas J.  Tobin

March 13, 2002                               /s/ Thomas E.  Halsey           Director
                                             Thomas E.  Halsey

March 13, 2002                               /s/ Marcia Z.  Hefter           Director
                                             Marcia Z.  Hefter

March 13, 2002                               /s/ R.  Timothy Maran           Director
                                             R.  Timothy Maran

March 13, 2002                               /s/ Walter A.  Preische, Jr.    Director
                                             Walter A.  Preische, Jr.

March 13, 2002                               /s/ L.H.  Strickland            Director
                                             L.H.  Strickland

Page -39-

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

      10.1                     Employment Contract - Thomas J.  Tobin (incorporated by reference to
                               Registrant's Form 10-Q, File No.  0-18546, filed November 7, 2001)                          *

      10.2                     Employment Contract - Janet T. Verneuille  (incorporated by reference to
                               Registrant's Form 10-Q, File No.  0-18546, filed November 7, 2001)                          *

      10.5                     Equity Incentive Plan (incorporated by reference to Registrant's Form 14A,
                               File No.  0-18546, filed March 9, 2001)                                                     *

      10.6                     Employment Contract  - Christopher Becker (incorporated by reference
                               to Registrant's Form 10-Q, File No.  0-18546, filed November 7, 2001)                       *

* Denotes incorporated by reference

Page -40-