Form 10-Q
period 2002-03-31
BRIDGE BANCORP INC
filed 2002-05-14
CIK 846617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

There were 4,120,486 shares of common stock outstanding as of May 14, 2002.

BRIDGE BANCORP, INC.

PART I – FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Unaudited Consolidated Statements of Condition as of March 31, 2002
                  and December 31, 2001

                  Unaudited Consolidated Statements of Income for the Three Months Ended
                  March 31, 2002 and 2001

                  Unaudited Consolidated Statements of Stockholders' Equity for the Three Months
                  Ended March 31, 2002

                  Unaudited Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2002 and 2001

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)                             March 31,  December 31,
                                                                                    2002          2001
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $10,844       $10,813
Interest earning deposits with banks                                                  55            50
Federal funds sold                                                                 7,500        13,500
                                                                               ------------------------
       Total cash and cash equivalents                                            18,399        24,363

Investment in debt and equity securities, net:
Securities available for sale, at fair value (securities pledged of $119,447
and $77,292 at  March 31, 2002 and December 31, 2001 respectively)               144,036       125,709
Securities held to maturity (fair value of $18,404 and $17,611 respectively)      18,369        17,552
                                                                               ------------------------
       Total investment in debt and equity securities, net                       162,405       143,261

Loans                                                                            222,156       215,362
Less:
  Allowance for loan losses                                                       (2,299)       (2,249)
                                                                               ------------------------
       Loans, net                                                                219,857       213,113

Banking premises and equipment, net                                                8,671         8,781
Accrued interest receivable                                                        2,594         2,153
Other assets                                                                       1,523         1,852
                                                                               ------------------------
Total Assets                                                                    $413,449      $393,523
                                                                               ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                 $109,068      $115,066
Savings, N.O.W. and money market deposits                                        210,503       184,261
Certificates of deposit of $100,000 or more                                       22,876        22,993
Other time deposits                                                               33,311        34,835
                                                                               ------------------------
        Total deposits                                                           375,758       357,155

Overnight borrowings                                                               2,090             -
Accrued interest on depositors' accounts                                             574           625
Other liabilities and accrued expenses                                             2,087        2, 882
                                                                               ------------------------
Total Liabilities                                                                380,509       360,662
                                                                               ------------------------
Stockholders' equity:
  Common stock, par value $.01 per share:
  Authorized: 20,000,000 shares; 4,257,597 issued;  4,118,986
and 4,166,264 shares outstanding at 3/31/02 and 12/31/01 respectively                 43            43
  Surplus                                                                         21,158        21,154
  Undivided profits                                                               12,628        11,240
 Less:  Treasury Stock at cost, 138,611 and 91,333 shares at 3/31/02 and
12/31/01 respectively                                                             (2,472)       (1,608)
                                                                               ------------------------
                                                                                  31,357        30,829
  Accumulated other comprehensive income(loss):
    Net unrealized gain on securities, net of taxes of $2,709,000 and
$1,387,000 at 3/31/02 and 12/31/01 respectively                                    1,636         2,085
    Net minimum pension liability, net of taxes of $35,000 at 3/31/02 and
12/31/01                                                                             (53)          (53)
                                                                               ------------------------
        Total Stockholders' Equity                                                32,940        32,861
                                                                               ------------------------
  Commitments and contingencies
                                                                               ------------------------
Total Liabilities and Stockholders' Equity                                      $413,449      $393,523
                                                                               ========================
See accompanying notes to the Unaudited Consolidated Financial Statements.
BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of  Income
(In  thousands, except share and per share amounts)

Three months ended March 31,                                 2002           2001
--------------------------------------------------------------------------------
Interest income:
  Loans (including fee income)                             $4,188         $4,640
  Mortgage-backed securities                                1,399          1,352
  State and municipal obligations                             415            453
  U.S. Treasury and government agency securities              301            153
  Federal funds sold                                          106            108
  Other securities                                             15             19
  Deposits with banks                                           -              1
                                                       -------------------------
    Total interest income                                   6,424          6,726

Interest expense:
  Savings, N.O.W. and money market deposits                   745          1,639
  Certificates of deposit of $100,000 or more                 184            329
  Other time deposits                                         251            403
  Federal funds purchased and securities sold under
agreement to repurchase                                         1             10
  Other borrowed money                                          -              -
                                                       -------------------------
    Total interest expense                                  1,181          2,381
                                                       -------------------------
Net interest income                                         5,243          4,345
Provision for loan losses                                      60             85
                                                       -------------------------
Net interest income after provision for loan losses         5,183          4,260
                                                       -------------------------
Other income:
  Service charges on deposit accounts                         423            349
  Net securities (losses)/gains                                 -             78
  Fees for other customer services                            236            151
  Other operating income                                       26              6
                                                       -------------------------
    Total other income                                        685            584
                                                       -------------------------
Other expenses:
  Salaries and employee benefits                            1,626          1,539
  Net occupancy expense                                       260            256
  Furniture and fixture expense                               231            209
  Other operating expenses                                    715            731
                                                       -------------------------
    Total other expenses                                    2,832          2,735
                                                       -------------------------
Income before provision for income taxes                    3,036          2,109
Provision for income taxes                                  1,029            652
                                                       -------------------------
Net income                                                 $2,007         $1,457
                                                       =========================
Basic earnings per share                                    $0.49          $0.35
                                                       =========================
Diluted earnings per share                                  $0.48          $0.34
                                                       =========================
See accompanying notes to the Unaudited Consolidated Financial Statements.
BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Stockholders'Equity
(In thousands, except share and per share amounts)
                                                                                                                 Accumulated
                                                Common                                                              Other
                                                 Stock                    Comprehensive  Undivided  Treasury    Comprehensive
                                                Shares   Amount  Surplus         Income   profits     Stock         Income    Total
                                             ---------------------------------------------------------------------------------------

                                             =============================               ===========================================

Balance at December 31, 2001                 4,257,597      $43  $21,154                  $11,240   ($1,608)        $2,032  $32,861
Net income                                          -         -        -         $2,007     2,007         -              -    2,007
Purchase of  Treasury Stock                         -         -        -                               (942)                   (942)
Issuance of vested stock awards from
treasury                                                               7                                 53                      60
Exercise of stock options, and related tax
benefit                                                               (3)                      -         25                      22
Cash dividends declared, $.15 per share             -         -        -                    (619)                              (619)
Other comprehensive income, net of tax
   Unrealized gains in securities
available for sale, net of tax                      -         -        -           (449)       -          -           (449)    (449)
   Minimum pension liability adjustment,
net of tax                                          -         -        -              -        -          -              -        -
                                                                          --------------
Comprehensive Income                                -         -        -         $1,558        -          -              -        -
                                             -----------------------------==============--------------------------------------------
Balance at March 31, 2002                    4,257,597      $43  $21,158                  $12,628(  $2,472)         $1,583  $32,940
                                             =======================================================================================
See accompanying notes to the Unaudited Consolidated Financial Statements.
BRIDGE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Three months ended March 31,                                            2002           2001
--------------------------------------------------------------------------------------------
Operating activities:
  Net Income                                                           2,007          1,457
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for possible loan losses                                  60             85
      Depreciation and amortization                                      235            219
      Accretion of discounts                                             (89)           (47)
      Amortization of premiums                                           164             32
      Earned or allocated expense of restricted stock awards              22             16
      Serp Funding                                                        27              -
      Net securities losses (gains)                                        -           (78)
      (Increase) in accrued interest receivable                         (441)          (174)
      Decrease in other assets                                           329             23
     (Decrease) in accrued and other liabilities                        (517)          (150)
                                                                   -------------------------
Net cash provided by operating activities                              1,797          1,383
                                                                   -------------------------
Investing activities:
  Purchases of securities available for sale                         (31,256)       (10,815)
  Purchases of securities held to maturity                            (2,323)        (1,790)
  Proceeds from sales of securities available for sale                     -          9,746
  Proceeds from maturing securities available for sale                 3,000            275
  Proceeds from maturing securities held to maturity                   1,506          2,127
  Proceeds from principal payments on mortgage-backed securities       9,092          2,998
  Net (increase) in loans                                             (6,801)        (7,943)
  Purchases of banking premises and equipment, net of deletions         (125)          (167)
                                                                   -------------------------
Net cash used by investing activities                                (26,907)        (5,569)
                                                                   -------------------------
Financing activities:
  Net increase in deposits                                            18,603         12,531
  Increase (decrease) in other borrowings                              2,090         (9,700)
  Payment for the purchase of treasury stock                            (942)           (79)
  Net proceeds from excercise of stock options
         issued pursuant to equity incentive plan                         22              -
  Cash dividends paid                                                   (627)          (548)
                                                                   -------------------------
Net cash provided by financing activities                             19,146          2,204
                                                                   -------------------------
(Decrease) increase in cash and cash equivalents                      (5,964)        (1,982)
Cash and cash equivalents beginning of period                         24,363         16,044
                                                                   -------------------------
Cash and cash equivalents end of period                               18,399         14,062
                                                                   =========================
Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                           1,285          2,404
    Income taxes                                                       1,029            329
 Noncash investing and financing activities:
    Dividends declared and unpaid                                        624            549
See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the Registrant or Company) and its wholly-owned subsidiary, The Bridgehampton National Bank (the Bank). In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”). The assets transferred to BCI are viewed by the regulators as part of the Bank’s assets in consolidation. The establishment of BCI provides an additional vehicle for access by the Company to the capital markets for future investment purposes. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to current year presentations. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

2. Earnings Per Share

For the three months ended March 31, 2002 and 2001, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,160,466 and 4,239,055, respectively. For the three months ended March 31, 2002 and 2001, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,137,646 and 4,214,269, respectively. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.

3. Repurchased Stock

As part of the Company’s strategy to find ways to best utilize its available capital, during 2001 the Company instituted a stock repurchase program repurchasing 117,590 shares of its common stock under the plan. In February 2002 the Company reapproved its stock repurchase plan allowing the repurchase of up to 5% of its current outstanding shares. The total number of treasury shares at March 31, 2002 was 138,611, or 3.4% of the total number of outstanding common shares of 4,118,986. At March 31, 2002, 205,875 shares remain to be repurchased under the current approved stock repurchase program.

4. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                                         03/31/02                     12/31/01
-----------------------------------------------------------------------------------------------
(In thousands)                                          Estimated                    Estimated
                                           Amortized         Fair        Amortized        Fair
                                                Cost        Value             Cost       Value
                                          -----------------------------------------------------
Available for sale:
  Oblig. of U.S. Government agencies          31,205       31,030           17,073      17,300
  Oblig. of NY State & pol.subs.              29,573       30,531           25,900      26,776
  Mortgage-backed securities                  80,549       82,475           79,264      81,633
                                          -----------------------------------------------------
    Total available for sale                $141,327     $144,036         $122,237    $125,709
                                          -----------------------------------------------------
Held to maturity:
  Oblig. of NY State & pol.subs.             $16,753      $16,788          $16,159     $16,218

Non marketable Equity securities:
  Federal Reserve Bank Stock                     $36          $36              $36         $36
  Federal Home Loan Bank Stock                 1,580       $1,580            1,357       1,357
                                          -----------------------------------------------------
    Total held to maturity                   $18,369      $18,404          $17,552     $17,611
                                          -----------------------------------------------------
Total debt and equity securities            $159,696     $162,440         $139,789    $143,320
                                          =====================================================
5. Loans

Loans are summarized as follows:
                                               03/31/02        12/31/01
------------------------------------------------------------------------
(In thousands)

Real Estate Loans                              $185,777        $180,995
Unsecured business and personal loans            34,973          33,018
Secured business and personal loans                 588             693
Installment/consumer loans                          802             722
                                             ---------------------------
Total loans                                    $222,140        $215,428
Unearned income                                      16            (66)
                                             ---------------------------
                                               $222,156        $215,362
Allowance for loan losses                       (2,299)         (2,249)
                                             ---------------------------
Net loans                                      $219,857        $213,113
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

6. Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit, input from the Bank’s outside loan review consultants and other pertinent factors. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended March 31, 2002, management believes the allowance for possible loan losses is adequate.

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

Changes in the allowance for possible loan losses are summarized as follows:
Period ended,                                    03/31/02       12/31/01     03/31/01
--------------------------------------------------------------------------------------
(In thousands)

Allowance for loan losses
  balance at beginning of period                   $2,348         $2,100       $2,100
Charge-offs:
Real estate loans                                       -              -            -
Unsecured business & personal loans                    16            108            5
Secured business & personal loans                       -              -            -
Installment/consumer loans                              1             59            7
                                                 -------------------------------------
   Total                                               17            167           12
Recoveries:
Real estate loans                                       1             29           29
Unsecured business & personal loans                     1             12            1
Secured business & personal loans                       -              -            -
Installment/consumer loans                              8             51            9
                                                 -------------------------------------
   Total                                               10             92           39
                                                 -------------------------------------
Net recoveries (charge-offs)                           (7)           (75)          27
Provision for loan losses
 charged to operations                                 60            323           85
Reclass to other liabilities portion allocated
 to off balance sheet items                          (102)           (99)         (81)
                                                 -------------------------------------
Balance at end of period                           $2,299         $2,249       $2,131
                                                 =====================================
Ratio of net recoveries (charge-offs) during
  period to average loans outstanding                   -         -0.04%        0.01%
                                                 =====================================
7. Asset Quality

The following table summarizes non-performing loans:
                                         03/31/02      12/31/01
----------------------------------------------------------------
(In thousands)
Loans 90 days or more past due
  and still accruing:
  Other                                         -             -
Nonaccrual loans:
Mortgage loans:
    Single-family residential                 438           513
    Commercial real estate                      -            17
    Construction and Land                       -             -
Unsecured business loans                        -             -
Other                                           1             2
                                        ------------------------
Total nonaccrual loans                        439           532
Restructured loans                              -             -
Other real estate owned, net                    -             -
                                        ------------------------
Total                                        $439          $532
                                        ========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, had minimal results of operations for 2001, 2000 and 1999. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. Interest income on loans and investments is a function of the average balances outstanding and the average rates earned during a period. Interest expense is a function of the average amount of interest bearing deposits and the average rates paid on such deposits during a period. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, and net gains and losses on sales of securities and loans. The Bank’s net income is further affected by the level of its other expenses, such as employees’ salaries and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto, and other financial information included in the Company’s 2001 Form 10-K and this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

Financial Condition

The assets of the Registrant totaled $413,449,000 at March 31, 2002, an increase of $19,926,000 or 5.1% from the year-end. This increase mainly results from an increase in debt and equity securities of $19,144,000 or 13.4% and an increase in net loans of $6,744,000 or 3.2%. These increases were offset by a decrease in cash and cash equivalents of $5,964,000 or 24.5%. The primary source of funds for the increase in assets was derived from increased deposits of $18,603,000 or 5.2%. Demand deposits decreased $5,998,000 or 5.2% over December 31, 2001. Savings N.O.W. and money market deposits increased $26,242,000 or 14.2%. This increase is primarily attributed to increased money market deposits both in public fund accounts and individual, partnership and corporate accounts.

Total stockholders’ equity was $32,940,000 at March 31, 2002, an increase of 0.2% over December 31, 2001. The increase of $79,000 was the result of net income for the three month period ended March 31, 2002, of $2,007,000; plus the proceeds of $22,000 from the exercise of incentive stock options pursuant to the equity incentive plan; plus $60,000 for the issuance of vested stock awards from treasury; less cash dividends declared of $619,000; less the purchase price of 52,000 shares of common stock which was acquired and is now held as treasury stock at a cost of $942,000; and less the net decrease in other comprehensive income, net of tax, of $449,000. Total capital before the decrease in accumulated other comprehensive income increased by $528,000 or 1.7%.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company’s average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three month period ended March 31, 2002 and 2001, respectively. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-performing loans. The yields and costs include fees which are considered adjustments to yields. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

Three months ended March 31,                                 2002                                 2001
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                           Average                            Average
                                                    Average               Yield/         Average             Yield/
                                                    Balance  Interest       Cost         Balance Interest      Cost
--------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
  Loans, net (including fee income)                $216,873    $4,188       7.7%        $203,650   $4,640      9.2%
  Mortgage backed securities                         83,671     1,399       6.6%          73,681    1,352      7.4%
  Tax exempt investment securities (1)               42,046       629       5.9%          39,384      656      6.8%
  Taxable investment securities                      22,116       301       5.4%           8,962      153      6.9%
  Federal funds sold                                 24,528       106       1.7%           7,885      108      5.6%
  Other securities                                    1,410        15       4.2%           1,103       19      7.0%
  Deposits with banks                                    83         -       0.0%              82        1      4.9%
                                                  -----------------------------------------------------------------
         Total interest earning assets             $390,727    $6,638       6.7%        $334,747   $6,929      8.4%
                                                  ------------------------------------------------------------------
Non interest earning assets:
  Cash and due from banks                            15,331                               14,189
  Other assets                                       12,395                               12,809
                                                  ----------                           ----------
Total assets                                       $418,453                             $361,745
                                                  ==========                           ==========
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits                          $214,873      $745       1.4%        $175,306   $1,639      3.8%
  Certificates of deposit of $100,000
     or more                                         23,342       184       3.1%          24,038      329      5.6%
  Other time deposits                                33,978       251       2.9%          32,918      403      5.0%
  Federal funds purchased                                 -         -          -             699       10      5.8%
  Other borrowings                                      163         1       2.4%               -        -         -
                                                  ------------------------------------------------------------------
        Total interest bearing liabilities         $272,356    $1,181       1.7%        $232,961   $2,381      4.1%
Non interest bearing liabilities:
  Demand deposits                                   114,039                               99,241
  Other liabilities                                   1,239                                1,709
                                                  ----------                           ----------
Total liabilities                                   387,634                              333,911
Stockholders' equity                                 30,819                               27,834
                                                  ----------                           ----------
Total liabilities and stockholders' equity         $418,453                             $361,745
                                                  ==========                           ==========

Net interest income/interest rate spread                       $5,457       5.0%                   $4,548      4.2%
                                                           ----------------------               --------------------

Net interest earning assets/net interest margin(2) $118,371                 5.5%        $101,786               5.5%
                                                  ----------         ------------      ----------        -----------

Ratio of interest earning assets to
  interest bearing liabilities                                            143.5%                             143.7%
                                                                     ------------                        -----------
Less: Tax equivalent adjustment                                ($214)                              ($203)
                                                           -----------                          ----------
Net interest income                                            $5,243                              $4,345
                                                           -----------                          ----------

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

For the Period Ended March 31,                         Three months ended
                                                         2002 Over 2001
(In thousands)                                  Changes Due To
-------------------------------------------------------------------------------------
                                              Volume          Rate      Net Change
Interest income on interest
   earning assets:
Loans (including loan fee income)              1,647         (2,099)          (452)
Mortgage-backed securities                       687           (640)            47
Tax exempt investment securities (1)             221           (248)           (27)
Taxable investment securities                    367           (219)           148
Federal funds sold                               455           (457)            (2)
Other securities                                  23            (27)            (4)
Deposits with banks                                -             (1)            (1)
                                              -------------------------------------
   Total interest earning assets               3,400         (3,691)          (291)
                                              -------------------------------------
Interest expense on interest
   bearing liabilities
Savings, N.O.W.  and money market deposits     1,982         (2,876)          (894)
Certificates of deposit of $100,000 or more       (9)          (136)          (145)
Other time deposits                               87           (239)          (152)
Federal funds purchased                          (10)             -            (10)
Other borrowings                                   1              -              1
                                              -------------------------------------
   Total interest bearing liabilities          2,051         (3,251)        (1,200)
                                              -------------------------------------
Net interest income                            1,349           (440)           909
                                              =====================================
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios are presented in the following table:
Bridge Bancorp, Inc. (Consolidated)
As of March 31,                                                        2002
-----------------------------------------------------------------------------------------------------------
(In thousands)                                                                       To Be Well
                                                                                    Capitalized
                                                                                       Under
                                                                                       Prompt
                                                             For Capital             Corrective
                                                              Adequacy                 Action
                                               Actual         Purposes               Provisions
-----------------------------------------------------------------------------------------------------------
                                          Amount     Ratio     Amount      Ratio       Amount      Ratio
                                         ------------------------------------------------------------------
Total Capital (to risk weighted assets)   33,603    12.9%       20,785      >8.0%       25,982    >10.0%
Tier 1 Capital (to risk weighted assets)  31,304    12.0%       10,393      >4.0        15,589     >6.0
Tier 1 Capital (to average assets)        31,304     7.5%       16,738      >4.0        20,923     >5.0

As of December 31,                                                     2001
-----------------------------------------------------------------------------------------------------------
(In thousands)                                                                       To Be Well
                                                                                    Capitalized
                                                                                       Under
                                                             For Capital               Prompt
                                                              Adequacy               Corrective
                                               Actual         Purposes                 Action
                                                                                     Provisions
-----------------------------------------------------------------------------------------------------------
                                          Amount     Ratio     Amount      Ratio       Amount      Ratio
                                         ------------------------------------------------------------------
Total Capital (to risk weighted assets)   33,124    13.2%       20,064      >8.0%      25,080     >10.0%
Tier 1 Capital (to risk weighted assets)  30,776    12.3%       10,032      >4.0       15,048      >6.0
Tier 1 Capital (to average assets)        30,776     7.9%       15,490      >4.0       19,363      >5.0

Recent Accounting Developments

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This pronouncement is not currently applicable to the Company.

In June 2001, the FASB issued SFAS No. 143 "Accounting For Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This pronouncement is not currently applicable to the Company.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 also requires that other intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. Amortizing intangible assets must also be reviewed for impairment. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the entities fiscal year. This pronouncement is not currently applicable to the Company.

The FASB issued SFAS No. 141 “Business Combinations” (“SFAS No. 141”). This statement addresses the accounting and reporting for business combinations and supersedes APB Opinion No. 16. This statement changes the accounting for business combinations in the following respects: by requiring that all business combinations be accounted for by a single method – the purchase accounting method, by requiring that intangible assets be recognized as assets apart from goodwill if specific criteria is met, and by requiring additional disclosure of the primary reasons for a business combination and the allocation of the purchase price to assets acquired and liabilities assumed. SFAS No. 141 is effective for financial statements issued for fiscal years beginning after June 15, 2001. This pronouncement is not currently applicable to the Company.

Comparison of Operating Results for the Three Months March 31, 2002 and 2001

During the three month period ended March 31, 2002, the Registrant earned net income of $2,007,000 or $.48 per share as compared with $1,457,000 or $.34 per share for the same period in 2001. Highlights for the three months ended March 31, 2002 include: (i) a $898,000 or 20.7% increase in net interest income; (ii) a $101,000 or 17.3% increase in total other income; and (iii) a $97,000 or 3.6% increase in total other expenses over the same period in 2001. The effective income tax rate increased to 33.90% from 30.90% for the same period last year.

Net income for the first three months of 2002 reflects annualized returns of 26.41% on average total stockholders’ equity and 1.95% on average total assets as compared to the corresponding figures for the preceding calendar year of 23.13% on average total stockholders’ equity and 1.74% on average total assets. For purposes of these calculations, average stockholders’ equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $898,000 or 20.7% for the current three month period over the same period last year. The increase resulted from an increase in average total interest earning assets from $334,747,000 in 2001 to $390,727,000 for the comparable period in 2002, a 16.7% increase. Average interest bearing liabilities increased 16.9% to $272,356,000 in 2002 from $232,961,000 for the same period last year. The yield on average interest earning assets for the three-month period ended March 31, 2002 decreased to 6.7% from 8.4% during the same period in 2001. The cost of average interest bearing liabilities decreased to 1.7% from 4.1% during the same period in 2001. The net yield on average earning assets remained unchanged at 5.5% from the same period in 2001.

Average mortgage backed securities grew by $9,990,000 or 13.6% when compared to the same three month period in 2001. Average taxable investment securities grew 146.8% from $8,962,000 to $22,116,000. This increase is partially due to deposit growth outpacing loan growth. Excess funds from increased deposits, and increases in principal repayments on loans and securities, were deployed into mortgage backed securities, as well as bullet agency securities.

Average deposits grew by $54,729,000 or 16.5% over the same three-month period last year. Components of this growth include an increase in average demand deposits of $14,798,000 or 14.9% and an increase in average savings, NOW and money market deposits of $39,567,000 or 22.6%. Average public fund deposits were 23.1% of total average deposits at March 31, 2002 and 28.6% of total average deposits at March 31, 2001.

The increase in total deposits reflects the Bank’s continued emphasis on attracting individual, partnership and corporate deposits as well as expanding public fund relationships in our marketplace. Over the past two years, the Bank opened branches in both Greenport and Sag Harbor, NY. The Bank’s added presence in these markets coupled with business development efforts support deposit growth.

Average loans grew by $13,223,000 or 6.5% when compared to the same three-month period in 2001. Each component of the loan portfolio contributed to the growth; however, real estate loans at March 31, 2002 increased $12,059,000 or 6.9% over March 31, 2001. Growth in real estate loans is attributed to growth in adjustable rate residential mortgages that are held in portfolio instead of being sold on the secondary market, a marketing campaign promoting equity loans and growth in commercial mortgages. Growth in commercial mortgages is primarily due to increased business development efforts attributed to the hiring of a Senior Banking Officer in our East Hampton\Montauk market area. Fixed rate loans represented 13.7% of total loans at March 31, 2002 and 15.6% of total loans at March 31, 2001.

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

The performance of the loan portfolio continued to be strong for the quarter ended March 31, 2002. Since December 31, 2001 non-performing loans decreased 17.5% from $532,000 to $439,000, representing 0.20 % of loans, net, at March 31, 2002. The Bank had no foreclosed real estate at March 31, 2002. Total non-performing assets represented 0.11% of total assets at the corresponding date.

By adherence to its disciplined underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge offs of $7,000 for the quarter ended March 31, 2002 as opposed to net recoveries of $24,000 for the year ended December 31, 2001. The Bank has maintained the strength of its loan portfolio, as evidenced by its ratio of allowance for loan losses to nonperforming loans of 523.7% and 422.7% at March 31, 2002 and December 31, 2001, respectively.

Based on management’s continuing review of the overall loan portfolio and the current asset quality of the portfolio, a provision for loan losses of $60,000 was recorded during the first quarter of 2002. A $93,000 provision for loan losses was made during the fourth quarter of 2001. The allowance for loan losses increased to $2,299,000 at March 31, 2002, as compared to $2,249,000 at December 31, 2001. In the first quarter of 2002 the Bank reclassified a portion of the allowance for loan losses, attributed to off balance sheet credit exposures, into other liabilities. As a percentage of loans, the allowance was 1.03% at March 31, 2002 and 1.04% at December 31, 2001.

Loans of approximately $8,965,000 at March 31, 2002 were classified as potential problem loans. These are loans for which management has information that indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. During the first quarter of 2002, based on our internal loan review, the balances on two additional borrowing relationships were added to potential problem loans. Due to the structure and nature of the credits, management is confident that the likelihood of sustaining a loss on either relationship is remote. Additionally, the loans have strong secondary and tertiary repayment sources.

The Bank seeks to maintain its loans in performing status through, among other things, consistent monitoring of nonperforming assets in an effort to return them to current status. The Bank also monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, loan growth, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended March 31, 2002, management believes the allowance for possible loan losses is adequate.

The allowance for loan losses has been determined in accordance with the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Bank’s formalized process for assessing the adequacy of the allowance for loan losses, and the resultant needed, if any, for periodic provisions to the allowance charged to expense entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary, and encompass commercial real estate, consumer real estate, commercial and industrial, and construction and land development loans. The result of these analyses is the allocation of the overall allowance to specific allowances for individual loans considered impaired and non-impaired.

The loan pool analyses are performed on the balance of the Bank’s loan portfolio, primarily consisting of real estate loans as well as secured and unsecured commercial and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Bank for this purpose are home equity lines of credit, residential mortgages, commercial mortgages, consumer and commercial construction loans, commercial lines of credit and commercial installment loans. For each such defined pool there is a set of sub-pools based upon delinquency status, including: current, 30-59 days, 60-89 days, over 90 days and loans deemed classified by the Classification Committee. For each sub-pool, the Bank has developed a range of allowances necessary to adequately provided for probable losses inherent in that pool of loans. These ranges are based upon a number of factors, including the risk characteristics of the pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions and industry norms. The ranges of allowance developed by the Bank are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made.

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

Total other income increased during the three-month period ended March 31, 2002 by $101,000 or 17.3% over the same period last year. Service charges on deposit accounts for the three-month period ended March 31, 2002 totaled $423,000, an increase of $74,000 or 21.2% over the same period last year. This increase is partially attributed to an increase in service charges implemented in February 2002 and a decrease in the volume of waived fees during the first quarter of 2002. There were no net gains on securities for the three-month period ended March 31, 2002. For the three month period ended March 31, 2001 net gains on securities totaled $78,000. In the first quarter of 2001 management sold a portion of the lowest yielding securities in the available for sale investment portfolio and reinvested the funds in securities earning current market rates of return. Fees for other customer services for the three-month period ended March 31, 2002 totaled $236,000, an increase of $85,000 or 56.3% over the same period last year. This increase is partially attributed to an increase in merchant processing income due to an increase in the volume of merchant sales during 2002.

Other operating income for the three-month period ended March 31, 2002 totaled $26,000, an increase of $20,000 or 333.3% over the same period last year. This increase is primarily due to the receipt of a recovery check relating to the settlement of a contract dispute.

Total other expenses increased during the three-month period ended March 31, 2002 by $97,000 or 3.6% over the same period last year. Compensation and benefit expense increased $87,000 or 5.7% for the three-month period ended March 31, 2002 over the same period last year. The increase in compensation expense is attributed to increased staffing, primarily for the new branch office in Hampton Bays that the Bank will open this year, and salary increases. Net occupancy expenses increased $4,000 or 1.6% during the three month period ended March 31, 2002. Furniture and fixture expense for the three-month period ended March 31, 2002 increased $22,000 or 10.5% over the same period last year. The increase in furniture and fixture expense is partially attributed to the depreciation of fixed assets for the new branch office in Sag Harbor opened in the first quarter of 2001. This increase is also attributed to management information systems purchased during 2001and in the first quarter of 2002 partially due to the introduction of consumer Internet banking.

Total other operating expenses for the three-month period ended March 31, 2002 totaled $715,000, a decrease of $16,000 or 2.2% over the same period last year. The decrease is primarily attributed to decreased one time consulting expenses and a write off of a fee paid to a vendor in the first quarter of 2001 that was subsequently recovered this year.

The provision for income taxes increased during the three month period ended March 31, 2002 by $377,000 or 57.8% over the same period last year. The effective tax rate for the three month period ended March 31, 2002 increased to 33.9% as compared to 30.9% for the same period last year. This increase primarily results from the Bank holding less tax exempt securities, and a reduction in the consolidated subsidiary’s income as a percentage of total income.

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

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loan to capital ratios. Historically, the Bank has relied on its deposit base, drawn from its market area through its nine full service offices, as its principal source of funding. Although the Bank seeks to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to its customers, the Bank also strives to manage the overall cost of the funds needed to finance its strategies. At March 31, 2002, the Bank had aggregate lines of credit of $37,000,000 with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $17,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against its unencumbered residential mortgages owned by the Bank. During the first quarter of 2001, the Bank also executed a master repurchase agreement with the FHLB which increased its borrowing capacity. At March 31, 2002, the Bank had $2,090,000 outstanding at the FHLB under this agreement.

The Company’s liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Excess short term liquidity is invested in overnight federal funds sold. Management believes the Company has sufficient liquidity to meet its operating requirements.

Private Securities Litigation Reform Act Safe Harbor Statement

This report, as well as other written communications made from time to time by the Company or the Bank and oral communications made from time to time by authorized officers of the Company or the Bank, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects”, “believes”, “should”, “plans”, “anticipates”, “will”, “potential”, “estimates”, and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth (on both a generally accepted accounting principles (GAAP) and cash basis); revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

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

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

a.Exhibits
         11.      Computation of Earnings Per Share
         99.      Letter Regarding Arthur Andersen LLP

b.Reports on Form 8-K

         None

                                                              SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.

Date: May 14, 2002                   /s/ Thomas J. Tobin

                                    Thomas J. Tobin
                                    President and Chief Executive Officer

Date: May 14, 2002                  /s/ Christopher Becker

                                    Christopher Becker
                                    Executive Vice President and Treasurer