Form 10-Q
period 2002-06-30
BRIDGE BANCORP INC
filed 2002-08-14
CIK 846617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Issuer’s telephone number, including area code (631) 537-1000

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

There were 4,115,486 shares of common stock outstanding as of August 14, 2002.

BRIDGE BANCORP, INC.

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Unaudited Consolidated Statements of Condition as of June 30, 2002
                  and December 31, 2001

                  Unaudited Consolidated Statements of Income and Comprehensive income for the Three Months and Six Months Ended June
                  30, 2002 and 2001

                  Unaudited Consolidated Statements of Stockholders' Equity for the Six Months
                  Ended June 30, 2002

                  Unaudited Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2002 and 2001

                  Notes to Unaudited Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults Upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                 99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
                 99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Condition
(In thousands, except share and per share amounts)                                June 30,  December 31,
                                                                                      2002          2001
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                            $20,157       $10,813
Interest earning deposits with banks                                                    67            50
Federal funds sold                                                                  15,000        13,500
                                                                                -------------------------
       Total cash and cash equivalents                                              35,224        24,363

Investment in debt and equity securities, net:
Securities available for sale, at fair value (securities pledged of $122,499
  and $77,292 at June 30, 2002 and December 31, 2001 respectively)                 150,048       125,709
Securities held to maturity (fair value of $11,389 and $17,611 at June 30, 2002
  and December 31, 2001 respectively)                                               11,375        17,552
                                                                                -------------------------
       Total investment in debt and equity securities, net                         161,423       143,261

Loans                                                                              232,784       215,362
Less:
  Allowance for loan losses                                                         (2,364)       (2,249)
                                                                                -------------------------
       Loans, net                                                                  230,420       213,113

Banking premises and equipment, net                                                  8,691         8,781
Accrued interest receivable                                                          2,409         2,153
Other assets                                                                         1,608         1,852
                                                                                -------------------------
Total Assets                                                                      $439,775      $393,523
                                                                                =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                   $126,454      $115,066
Savings, N.O.W. and money market deposits                                          218,993       184,261
Certificates of deposit of $100,000 or more                                         22,464        22,993
Other time deposits                                                                 32,233        34,835
                                                                                -------------------------
        Total deposits                                                             400,144       357,155

Accrued interest on depositors' accounts                                               544           625
Other liabilities and accrued expenses                                               3,301        2, 882
                                                                                -------------------------
Total Liabilities                                                                  403,989       360,662
                                                                                -------------------------

Stockholders' equity:
  Common stock, par value $.01 per share:
  Authorized: 20,000,000 shares; 4,257,597 issued;  4,120,486
    and 4,166,264 shares outstanding at 6/30/02 and 12/31/01 respectively               43            43
  Surplus                                                                           21,150        21,154
  Undivided profits                                                                 14,122        11,240
 Less:  Treasury Stock at cost, 137,111 and 91,333 shares at 6/30/02 and
  12/31/01 respectively                                                             (2,441)       (1,608)
                                                                                -------------------------
                                                                                    32,874        30,829
  Accumulated other comprehensive income(loss):
    Net unrealized gain on securities, net of taxes of 1,946,000 and $1,387,000
     at 6/30/02 and 12/31/01 respectively                                            2,965         2,085
    Net minimum pension liability, net of taxes of $35,000 at 6/30/02 and
     12/31/01                                                                          (53)          (53)
                                                                                -------------------------
        Total Stockholders' Equity                                                  35,786        32,861
                                                                                -------------------------
Total Liabilities and Stockholders' Equity                                        $439,775      $393,523
                                                                                =========================
See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)
                                                     Three months ended June 30,    Six months ended June 30,
                                                             2002           2001         2002            2001
--------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (including fee income)                             $4,215         $4,701       $8,403          $9,341
  Mortgage-backed securities                                1,277          1,430        2,676           2,782
  State and municipal obligations                             453            434          868             887
  U.S. Treasury and government agency securities              400            155          701             308
  Federal funds sold                                           52            104          158             212
  Other securities                                             15             19           30              38
  Deposits with banks                                           1             29            1              30
                                                    ----------------------------------------------------------
    Total interest income                                   6,413          6,872       12,837          13,598

Interest expense:
  Savings, N.O.W. and money market deposits                   754          1,392        1,499           3,031
  Certificates of deposit of $100,000 or more                 166            382          350             711
  Other  time deposits                                        217            387          468             790
  Federal funds purchased and securities sold under
   agreement to repurchase                                      2              9            3              19
  Other borrowed money                                          4              3            4               3
                                                    ----------------------------------------------------------
    Total interest expense                                  1,143          2,173        2,324           4,554
                                                    ----------------------------------------------------------
Net interest income                                         5,270          4,699       10,513           9,044
Provision for loan losses                                      60             85          120             170
                                                    ----------------------------------------------------------
Net interest income after provision for loan losses         5,210          4,614       10,393           8,874
                                                    ----------------------------------------------------------
Other income:
  Service charges on deposit accounts                         557            361          980             710
  Net securities gains                                          -              -            -              78
  Fees for other customer services                            265            188          501             339
  Other operating income                                       17             77           43              83
                                                    ----------------------------------------------------------
    Total other income                                        839            626        1,524           1,210
                                                    ----------------------------------------------------------
Other expenses:
  Salaries and employee benefits                            1,558          1,524        3,184           3,063
  Net occupancy expense                                       260            244          520             500
  Furniture and fixture expense                               237            213          468             422
  Other operating expenses                                    792            775        1,507           1,506
                                                    ----------------------------------------------------------
    Total other expenses                                    2,847          2,756        5,679           5,491
                                                    ----------------------------------------------------------
Income before provision for income taxes                    3,202          2,484        6,238           4,593
Provision for income taxes                                  1,088            808        2,117           1,460
                                                    ----------------------------------------------------------
Net income                                                 $2,114         $1,676       $4,121          $3,133
                                                    ==========================================================
Basic earnings per share                                    $0.51          $0.40        $1.00           $0.75
                                                    ==========================================================
Diluted earnings per share                                  $0.50          $0.40        $0.98           $0.74
                                                    ==========================================================
Comprehensive Income                                       $3,443         $1,401       $5,001          $3,941
                                                    ==========================================================

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
(In thousands, except share and per share amounts)
                                                                                                               Accumulated
                                                                                                                     Other
                                                     Common Stock           Comprehensive Undivided Treasury Comprehensive
                                                    Shares  Amount  Surplus        Income   Profits    Stock        Income   Total
                                                 -----------------------------------------------------------------------------------

                                                 ============================             ==========================================

Balance at December 31, 2001                     4,257,597     $43  $21,154                 $11,240  ($1,608)       $2,032   $32,861
Net income                                           -          -       -          $4,121     4,121      -             -       4,121
Purchase of  Treasury Stock                          -          -       -                               (942)                   (942)
Issuance of vested stock awards from
treasury                                                                  7                               53                      60
Exercise of stock options, and related tax
benefit                                                                 (11)                    -         56                      45
Cash dividends declared, $.30 per share              -          -       -                    (1,239)                          (1,239)
Other comprehensive income, net of tax
   Unrealized gains in securities available
   for sale, net of tax                              -          -       -             880       -        -             880       880
   Minimum pension liability adjustment,
   net of tax                                        -          -       -           -           -        -             -         -
                                                                            -------------
Comprehensive Income                                 -          -       -         $5,001        -        -             -         -
                                                 ---------------------------=============-------------------------------------------

Balance at June 30, 2002                         4,257,597     $43  $21,150                 $14,122  ($2,441)       $2,912   $35,786
                                                 ==========================               ==========================================

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

Six months ended June 30,                                                2002        2001
------------------------------------------------------------------------------------------
Operating activities:
  Net Income                                                            4,121       3,133
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                               120         170
  Depreciation and amortization                                           470         450
  Accretion of discounts                                                 (162)       (116)
  Amortization of premiums                                                349          69
  Earned or allocated expense of restricted stock awards                   45          29
  Gain on sale of assets                                                    -           4
  Net securities gains                                                      -         (78)
 (Increase) Decrease in accrued interest receivable                      (256)        110
  Decrease (Increase) in other assets                                     244        (239)
 (Decrease) in accrued interest payable and other liabilities            (188)       (587)
                                                                   -----------------------
Net cash provided by operating activities                               4,743       2,945
                                                                   -----------------------
Investing activities:
  Purchases of securities available for sale                          (44,471)    (24,014)
  Purchases of securities held to maturity                             (7,493)     (6,504)
  Proceeds from sales of securities available for sale                      -       9,747
  Proceeds from maturing securities available for sale                  5,410         820
  Proceeds from maturing securities held to maturity                   13,670      10,032
  Proceeds from principal payments on mortgage-backed securities       15,972       8,038
  Net (increase) in loans                                             (17,437)    (18,504)
  Purchases of banking premises and equipment, net of disposals          (380)       (256)
                                                                   -----------------------
Net cash used by investing activities                                 (34,729)    (20,641)
                                                                   -----------------------
Financing activities:
  Net increase in deposits                                             42,989      35,109
 (Decrease) in other borrowings                                             -      (9,700)
  Payment for the purchase of  treasury stock                            (942)       (445)
  Net proceeds from exercise of stock options
         issued pursuant to equity incentive plan                          45          24
  Cash dividends paid                                                  (1,245)     (1,097)
                                                                   -----------------------
Net cash provided by financing activities                              40,847      23,891
                                                                   -----------------------
Increase in cash and cash equivalents                                  10,861       6,195
Cash and cash equivalents beginning of period                          24,363      16,044
                                                                   -----------------------
Cash and cash equivalents end of period                                35,224      22,239
                                                                   =======================
Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                            2,458       4,634
    Income taxes                                                        2,117       1,623

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the "Registrant" or "Company") and its wholly-owned subsidiary, The Bridgehampton National Bank (the "Bank"). In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. ("BCI"). The assets transferred to BCI are viewed by the regulators as part of the Bank's assets in consolidation. The establishment of BCI provides an additional vehicle for access by the Company to the capital markets for future investment purposes. In April 2002 the Bank capitalized a financial subsidary, The Bridgehampton Abstract Holding, LLC. This subsidary, through its majority investment in Bridge Abstract, LLC, provides an oportunity for the Bank to include title insurance as a product offering. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to current year presentations. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

2. Earnings Per Share

For the three months ended June 30, 2002 and 2001, diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,148,681 and 4,237,397, respectively. For the three months ended June 30, 2002 and 2001, the total weighted average number of shares of common stock outstanding for the basic earnings per share calculation were 4,119,959 and 4,208,659, respectively. For the six months ended June 30, 2002 and 2001,diluted weighted average common stock and common stock equivalent shares outstanding for the diluted earnings per share were 4,154,486 and 4,238,210, respectively. For the six months ended June 30, 2002 and 2001, the total weighted average shares of common stock outstanding for the basic earnings per share calculation were 4,128,753 and 4,211,448, respectively. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.

BRIDGE  BANCORP,  INC.  AND SUBSIDIARY
Unaudited Computation of Per Share Income                       Three months ended                  Six months ended
                                                          June 30,         June 30,         June 30,         June 30,
                                                              2002             2001             2002             2001
----------------------------------------------------------------------------------------------------------------------
Net Income                                              $2,114,000       $1,676,000       $4,121,000       $3,133,000
Common Equivalent Shares:
Weighted Average Common Shares Outstanding               4,119,959        4,208,659        4,128,753        4,211,448
Weighted Average Common Equivalent Shares                   36,455           28,738           29,599           26,762
                                                       ---------------------------------------------------------------
Weighted Average Common and Common Equivalent Shares     4,156,414        4,237,397        4,158,352        4,238,210
                                                       ---------------------------------------------------------------
3. Repurchased Stock

As part of the Company’s strategy to find ways to best utilize its available capital, during 2001 the Company instituted a stock repurchase program repurchasing 117,590 shares of its common stock under the plan. In February 2002 the Company reapproved its stock repurchase plan allowing the repurchase of up to 5% of its current outstanding shares. The total number of treasury shares at June 30, 2002 was 137,111, or 3.3% of the total number of outstanding common shares of 4,120,486. At June 30, 2002, 205,875 shares remain to be repurchased under the current approved stock repurchase program.

4. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:
                                                                6/30/02                          12/31/01
----------------------------------------------------------------------------------------------------------
(In thousands)                                                Estimated                         Estimated
                                             Amortized             Fair        Amortized             Fair
                                                  Cost            Value             Cost            Value
                                           ---------------------------------------------------------------
Available for sale:
  Obligation of U.S. Government agencies       $43,290          $43,930          $17,073          $17,300
  Obligation of NY State & political subs.      28,237           29,569           25,900           26,776
  Mortgage-backed securities                    73,610           76,549           79,264           81,633
                                           ---------------------------------------------------------------
    Total available for sale                  $145,137         $150,048         $122,237         $125,709
                                           ---------------------------------------------------------------
Held to maturity:
  Obligation of NY State & political subs.      $9,759           $9,773          $16,159          $16,218

Non marketable equity securities:
  Federal Reserve Bank Stock                       $36              $36              $36              $36
  Federal Home Loan Bank Stock                   1,580           $1,580            1,357            1,357
                                           ---------------------------------------------------------------
    Total held to maturity                     $11,375          $11,389          $17,552          $17,611
                                           ---------------------------------------------------------------
Total debt and equity securities              $156,512         $161,437         $139,789         $143,320
                                           ===============================================================
5. Loans

Loans are summarized as follows:
                                                 06/30/02        12/31/01
--------------------------------------------------------------------------
(In thousands)

Real estate mortgage loans                       $178,262        $172,214
Commercial, financial and agricultural loans       46,202          28,281
Installment/consumer loans                          5,734           6,149
Real estate construction loans                      2,584           8,874
                                               ---------------------------
Total loans                                      $232,782        $215,428
Unearned income                                         2             (66)
                                               ---------------------------
                                                 $232,784        $215,362
Allowance for loan losses                          (2,364)         (2,249)
                                               ---------------------------
Net loans                                        $230,420        $213,113
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

6. Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable incurred losses, past loss experience, current economic conditions, concentrations of credit, input from the Bank’s outside loan review consultants and other pertinent factors. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended June 30, 2002, management believes the allowance for loan losses is adequate.

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

7. Asset Quality

The following table summarizes non-performing loans:
                                                     06/30/02      12/31/01
----------------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due
  and still accruing:
  Other                                                   $ -           $ -
Nonaccrual loans:
Mortgage loans:
  Single-family residential                               437           513
  Commercial real estate                                  573            17
  Construction and land                                     -             -
Unsecured business loans                                    1             -
Other                                                       -             2
                                              ------------------------------
Total nonaccrual loans                                  1,011           532
Restructured loans                                          -             -
Other real estate owned, net                                -             -
                                              ------------------------------
Total                                                  $1,011          $532
                                              ==============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, had minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. Interest income on loans and investments is a function of the average balances outstanding and the average rates earned during a period. Interest expense is a function of the average amount of interest bearing deposits and the average rates paid on such deposits during a period. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, and net gains and losses on sales of securities and loans. The Bank’s net income is further affected by the level of its other expenses, such as employees’ salaries and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto, and other financial information included in the Company’s 2001 Form 10-K and this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

Financial Condition

The assets of the Registrant totaled $439,775,000 at June 30, 2002, an increase of $46,252,000 or 11.8% from the year-end. This increase mainly results from an increase in debt and equity securities of $18,162,000 or 12.7%; an increase in net loans of $17,307,000 or 8.1%; and an increase in cash and cash equivalents of $10,861,000 or 44.6%. The primary source of funds for the increase in assets was derived from increased deposits of $42,989,000 or 12%. Demand deposits increased $11,388,000 or 9.9% over December 31, 2001. Savings N.O.W. and money market deposits increased $34,732,000 or 18.9%. This increase is partially attributed to increased money market deposits in public funds of 11,859,000 or 28%, over December 31, 2001. Individual, partnership, and corporate savings accounts increased $6,677,000 or 12.8% over December 31, 2001. Money market fund accounts for individuals, partnerships, and corporations increased 13,135,000 or 16.8%.

Total stockholders’ equity was $35,786,000 at June 30, 2002, an increase of 8.9% over December 31, 2001. The increase of $2,925,000 was the result of net income for the six month period ended June 30, 2002, of $4,121,000; plus the proceeds of $45,000 from the exercise of incentive stock options pursuant to the equity incentive plan; plus $60,000 for the issuance of vested stock awards from treasury; less cash dividends declared of $1,239,000; less the purchase price of 52,000 shares of common stock which was acquired and is now held as treasury stock at a cost of $942,000; and plus the increase in other comprehensive income, net of taxes, of $880,000. Total capital before the increase in accumulated other comprehensive income increased by $2,045,000 or 6.6%.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company’s average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three and six month periods ended June 30, 2002 and 2001, respectively. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-performing loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

Three months ended June 30,                                       2002                            2001
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                Average                       Average
                                                         Average               Yield/    Average             Yield/
                                                         Balance  Interest       Cost    Balance Interest      Cost
--------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
  Loans, net (including fee income)                     $226,013    $4,215       7.5%   $213,281   $4,701      8.8%
  Mortgage backed securities                              77,174     1,277       6.6%     78,284    1,430      7.3%
  Tax exempt investment securities (1)                    46,724       685       5.9%     38,005      643      6.8%
  Taxable investment securities                           32,923       400       4.9%      8,965      155      6.9%
  Federal funds sold                                      12,081        52       1.7%     10,646      104      3.9%
  Other securities                                         1,616        15       3.7%      1,393       19      5.5%
  Deposits with banks                                         63         1       6.4%      3,014       29      3.9%
                                                    ----------------------------------------------------------------
         Total interest earning assets                  $396,594    $6,651       6.7%   $353,588   $7,081      8.0%
                                                    ----------------------------------------------------------------
Non interest earning assets:
  Cash and due from banks                                 16,592                          13,751
  Other assets                                            13,202                          14,749
                                                    -------------                    ------------
Total assets                                            $426,388                        $382,088
                                                    =============                    ============
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits                               $216,077      $754       1.4%   $181,135   $1,392      3.1%
  Certificates of deposit of $100,000
     or more                                              21,924       166       3.0%     31,718      382      4.8%
  Other time deposits                                     32,671       217       2.7%     33,938      387      4.6%
  Federal funds purchased                                    346         2       2.3%        921        9      3.9%
  Other borrowings                                           934         4       1.7%        275        3      4.4%
                                                    ----------------------------------------------------------------
        Total interest bearing liabilities              $271,952    $1,143       1.7%   $247,987   $2,173      3.5%
Non interest bearing liabilities:
  Demand deposits                                        120,722                         105,543
  Other liabilities                                        1,767                           1,254
                                                    -------------                    ------------
Total liabilities                                        394,441                         354,784
Stockholders' equity                                      31,947                          27,304
                                                    -------------                    ------------
        Total liabilities and stockholders' equity      $426,388                        $382,088
                                                    =============                    ============

Net interest income/interest rate spread                            $5,508       5.0%              $4,908      4.5%
                                                                ----------------------          --------------------

Net interest earning assets/net interest margin(2)      $124,642                 5.6%   $105,601               5.6%
                                                    -------------         -----------------------        -----------

Ratio of interest earning assets to
  interest bearing liabilities                                                 145.8%                        142.6%
                                                                          ------------                   -----------

Less: Tax equivalent adjustment                                      ($232)                         ($209)
                                                                -----------                     ----------

Net interest income                                                 $5,270                         $4,699
                                                                -----------                     ----------

(1) The above table is presented on a tax equivalent basis. Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

Six months ended June 30,                                         2002                            2001
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                Average                       Average
                                                         Average               Yield/    Average             Yield/
                                                         Balance  Interest       Cost    Balance Interest      Cost
--------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
  Loans, net (including fee income)                     $221,469    $8,403       7.7%   $208,492   $9,341      9.0%
  Mortgage backed securities                              80,404     2,676       6.7%     75,995    2,782      7.4%
  Tax exempt investment securities (1)                    44,398     1,314       6.0%     38,691    1,300      6.8%
  Taxable investment securities                           27,550       701       5.1%      8,963      308      6.9%
  Federal funds sold                                      18,270       158       1.7%      9,273      212      4.6%
  Other securities                                         1,513        30       4.0%      1,249       38      6.1%
  Deposits with banks                                         73         1       2.8%      1,539       30      3.9%
                                                    -------------------------------------------------------------------
         Total interest earning assets                  $393,677   $13,283       6.8%   $344,202  $14,011      8.2%
                                                    -------------------------------------------------------------------
Non interest earning assets:
  Cash and due from banks                                 15,965                          13,986
  Other assets                                            12,800                          13,064
                                                    -------------                    ------------
Total assets                                            $422,442                        $371,252
                                                    =============                    ============
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits                               $215,478    $1,499       1.4%   $176,897   $3,031      3.4%
  Certificates of deposit of $100,000
     or more                                              22,629       350       3.1%     27,899      711      5.1%
  Other time deposits                                     33,321       468       2.8%     33,431      790      4.8%
  Federal funds purchased                                    174         3       3.5%        911       19      4.2%
  Other borrowings                                           550         4       1.5%        138        3      4.4%
                                                    ----------------------------------------------------------------
        Total interest bearing liabilities              $272,152    $2,324       1.7%   $239,276   $4,554      3.8%
Non interest bearing liabilities:
  Demand deposits                                        117,399                         101,270
  Other liabilities                                        1,464                           2,436
                                                    -------------                    ------------
Total liabilities                                        391,015                         342,982
Stockholders' equity                                      31,427                          28,270
                                                    -------------                    ------------
        Total liabilities and stockholders' equity      $422,442                        $371,252
                                                    =============                    ============

Net interest income/interest rate spread                           $10,959       5.1%              $9,457      4.4%
                                                                ----------------------          --------------------

Net interest earning assets/net interest margin(2)      $121,525                 5.6%   $104,926               5.5%
                                                    -------------         -----------------------        -----------

Ratio of interest earning assets to
  interest bearing liabilities                                                 144.7%                        143.9%
                                                                          ------------                   -----------

Less: Tax equivalent adjustment                                      ($446)                         ($413)
                                                                -----------                     ----------

Net interest income                                                $10,513                         $9,044
                                                                -----------                     ----------

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

For the Period Ended June 30,                     Three months ended                 Six months ended
                                                    2002 Over 2001                    2002 Over 2001

(In thousands)                          Changes Due To                      Changes Due To
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Volume      Rate    Net Change      Volume      Rate      Net Change
Interest income on interest
   earning assets:

Loans (including loan fee income)      1,487     (1,973)         (486)      1,381     (2,319)          (938)
Mortgage-backed securities               (20)      (133)         (153)        350       (456)          (106)
Tax exempt investment securities(1)      451       (403)           48         349       (335)            14
Taxable investment securities            553       (308)          245         633       (240)           393
Federal funds sold                        81       (133)          (52)        290       (344)           (54)
Other securities                          15        (19)           (4)         17        (25)            (8)
Deposits with banks                     (108)        80           (28)        (23)        (6)           (29)
                                     -----------------------------------------------------------------------
   Total interest earning assets       2,459     (2,889)         (430)      2,997     (3,725)          (728)
                                     -----------------------------------------------------------------------

Interest expense on interest
   bearing liabilities:

Savings, N.O.W.  and money
   market deposits                     1,431     (2,069)         (638)      1,532     (3,064)        (1,532)
Certificates of deposit of
   $100,000 or more                     (108)      (108)         (216)       (117)      (244)          (361)
Other time deposits                      (14)      (156)         (170)         (2)      (320)          (322)
Federal funds purchased                   (4)        (3)           (7)        (13)        (3)           (16)
Other borrowings                          12        (11)            1           7         (6)             1
                                     -----------------------------------------------------------------------
   Total interest bearing liabilities  1,317     (2,347)       (1,030)      1,407     (3,637)        (2,230)
                                     -----------------------------------------------------------------------
Net interest income                    1,142       (542)          600       1,590        (88)         1,502
                                     =======================================================================
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

The Company’s only activity is ownership of the Bank, and, therefore, its capital, capital ratios, and minimum required levels of capital are materially the same as the Bank’s. At June 30, actual capital levels and minimum required levels for the Bank were:

As of June 30,                                                                  2002
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                             To Be Well
                                                                                           Capitalized
                                                                                              Under
                                                                        For Capital          Prompt
                                                                         Adequacy          Corrective
                                                        Actual           Purposes            Action
                                                                                           Provisions
--------------------------------------------------------------------------------------------------------------------
                                                   Amount   Ratio     Amount   Ratio     Amount   Ratio
                                                 -------------------------------------------------------------------
Total Capital (to risk weighted assets)            35,056    12.6%    22,222   >8.0%     27,777   >10.0%
Tier 1 Capital (to risk weighted assets)           32,692    11.8%    11,111   >4.0      16,666   >6.0
Tier 1 Capital (to average assets)                 32,692     7.7%    16,898   >4.0      21,122   >5.0

As of December 31,                                                              2001
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                             To Be Well
                                                                                           Capitalized
                                                                                              Under
                                                                        For Capital          Prompt
                                                                         Adequacy          Corrective
                                                        Actual           Purposes            Action
                                                                                           Provisions
--------------------------------------------------------------------------------------------------------------------
                                                   Amount   Ratio     Amount   Ratio     Amount   Ratio
                                                 -------------------------------------------------------------------
Total Capital (to risk weighted assets)            33,099    13.2%    20,064   >8.0%     25,080   >10.0%
Tier 1 Capital (to risk weighted assets)           30,751    12.3%    10,032   >4.0      15,048   >6.0
Tier 1 Capital (to average assets)                 30,751     7.9%    15,490   >4.0      19,363   >5.0
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

The FASB recently issued SFAS No. 145 and No. 146. SFAS No. 145 applies for years beginning after May 14, 2002 and may be adopted sooner. SFAS No. 145 covers extinguishments of debt and leases, and includes some minor technical corrections. Under previous accounting guidance, gains or losses from extinguishments of debt were always treated as extraordinary items. Under SFAS No. 145 they will no longer be considered extraordinary, except under very limited conditions. Upon adoption of SFAS No. 145, any prior gains and losses from extinguishments of debt must be reclassified as ordinary gains and losses. Under SFAS No. 145, if a capital lease is modified to become an operating lease, it will be accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a new lease. SFAS No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and may be adopted sooner. A Company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the future adoptions of SFAS No. 145 and SFAS No. 146 to be material to the Company’s consolidated financial position or results of operations.

Comparison of Operating Results for the Three Months And Six Months ended June 30, 2002 and 2001

During the three month period ended June 30, 2002, the Registrant earned net income of $2,114,000 or $.50 per diluted share as compared with $1,676,000 or $.40 per diluted share for the same period in 2001. During the six month period ended June 30, 2002, the Registrant earned net income of $4,121,000 or $.98 per diluted share as compared with $3,133,000 or $.74 per diluted share for the same period in 2001. Highlights for the three months ended June 30, 2002 include: (i) a $571,000 or 12.2% increase in net interest income; (ii) a $213,000 or 34% increase in total other income; and (iii) a $91,000 or 3.3% increase in total other expenses over the same period in 2001. The effective income tax rate increased to 33.96% from 32.52% for the same period last year. Highlights for the six months ended June 30, 2002 include: (i) a $1,469,000 or 16.2% increase in net interest income; (ii) a $314,000 or 26% increase in total other income; and (iii) a $188,000 or 3.4% increase in total other expenses over the same period in 2001. The effective income tax rate increased to 33.93% from 31.78% for the same period last year.

Net income for the first six months of 2002 reflects annualized returns of 26.44% on average total stockholders’ equity and 1.97% on average total assets as compared to the corresponding figures for December 31, 2001 of 23.13% on average total stockholders’ equity and 1.74% on average total assets. For purposes of these calculations, average stockholders’ equity excludes the effects of changes in the unrealized appreciation (depreciation) on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $571,000 or 12.2% for the current three month period over the same period last year. The increase resulted from an increase in average total interest earning assets from $353,588,000 in 2001 to $396,594,000 for the comparable period in 2002, a 12.2% increase. Average interest bearing liabilities increased 9.7% to $271,952,000 in 2002 from $247,987,000 for the same period last year. The yield on average interest earning assets for the three-month period ended June 30, 2002 decreased to 6.7% from 8.0% during the same period in 2001. The cost of average interest bearing liabilities decreased to 1.7% from 3.5% during the same period in 2001. The net yield on average earning assets remained unchanged at 5.6% from the same period in 2001. The ratio of interest earning assets to interest bearing liabilities for the three-month period increased to 145.8% from 142.6% the prior quarter.

Net interest income increased by $1,469,000 or 16.2% for the current six-month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $344,202,000 in 2001 to $393,677,000 for the comparable period in 2002, a 14.4% increase. Average interest bearing liabilities increased 13.7% to $272,152,000 in 2002 from $239,276,000 for the same period last year. The yield on average interest earning assets for the six-month period ended June 30, 2002 decreased to 6.8% from 8.2% during the same period in 2001. The cost of average interest bearing liabilities decreased to 1.7% from 3.8% during the same period in 2001. The net yield on average earning assets increased to 5.6% from 5.5% during the same period.

Average taxable investment securities grew 207.4% from $8,963,000 to $27,550,000. This increase is partially due to deposit growth outpacing loan growth. Excess funds from increased deposits, and increases in principal repayments on loans and securities, were deployed primarily into bullet agency securities and motgage backed securities as the bank filled out its liquidity ladder while maintaining shorter maturities in this historically low rate environment.

Average deposits grew by $49,330,000 or 14.5% over the same six-month period last year. Components of this growth include an increase in average demand deposits of $16,129,000 or 15.9% and an increase in average savings, NOW and money market deposits of $33,201,000 or 13.9%. Average public fund deposits were 21.3% of total average deposits at June 30, 2002 and 21.2% of total average deposits at June 30, 2001.

The increase in total deposits in part reflects the Bank’s continued emphasis on attracting individual, partnership and corporate deposits, as well as expanding public fund relationships in our marketplace. Over the past two years, the Bank opened branches in both Greenport and Sag Harbor, NY. The Bank’s added presence in these markets coupled with business development efforts support deposit growth. Additionally, recent volatility in financial markets has likely contributed to growth in deposits.

Average loans grew by $12,732,000 or 6.0% when compared to the same three-month period in 2001. Commercial loans were the main contributor to the increase in the loan portfolio. They increased $15,691,000 or 51.4% over June 30, 2001. Real estate mortgage loans increased $4,568,000 over the June 30, 2001. Installment consumer loans decreased $286,000 or 4.8% over June 30, 2001. Growth in real estate loans is partially attributed to an increase in commercial mortgages and a marketing campaign promoting home equity loans. Fixed rate loans represented 12.4% of total loans at June 30, 2002 and 12.4% of total loans at June 30, 2001.

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial real estate properties and residential properties located in the Bank’s principal lending area. The interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes, the risk profile of the specific credit and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

The performance of the loan portfolio continued to be strong for the six months ended June 30, 2002. Since December 31, 2001 non-performing loans increased $479,000 from $532,000 to $1,011,000, representing 0.44 % of loans, net, at June 30, 2002. This increase is attributed to one loan relationship that, subsequent to quarter end, has been fully collected. Typically these non performing loans have adequate collateral protection of secondary and tertiary repayment sources. The Bank had no foreclosed real estate at June 30, 2002. Total non-performing assets represented 0.23% of total assets at the corresponding date.

By adherence to its disciplined underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $15,000 for the six months ended June 30, 2002 as opposed to net charge-offs of $75,000 for the year ended December 31, 2001. The Bank’s ratio of allowance for loan losses to nonperforming loans was 233.8% and 422.7% at June 30, 2002 and December 31, 2001, respectively.

Based on management’s continuing review of the overall loan portfolio and the current asset quality of the portfolio, a provision for loan losses of $60,000 was recorded during the second quarter of 2002, as compared to a $85,000 provision for the same period in 2001. A $120,000 provision for loan losses was recorded during the six month period ended June 30, 2002 as compared to a $170,000 provision for the same period in 2001. The allowance for loan losses increased to $2,364,000 at June 30, 2002, as compared to $2,249,000 at December 31, 2001. In the first quarter of 2002 the Bank reclassified a portion of the allowance for loan losses, attributed to off balance sheet credit exposures, into other liabilities. As a percentage of loans, the allowance was 1.02% at June 30, 2002 and 1.04% at December 31, 2001.

Loans of approximately $8,134,000 at June 30, 2002 were classified as potential problem loans. These are loans for which management has information that indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management is confident that the likelihood of sustaining a loss on these relationships is remote.

The Bank seeks to maintain its loans in performing status through, among other things, consistent monitoring of delinquent loans in an effort to return them to current status. The Bank also monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable incurred losses, loan growth, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

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

The loan pool analyses are performed on the balance of the Bank’s loan portfolio, primarily consisting of real estate loans as well as secured and unsecured commercial and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Bank for this purpose are home equity lines of credit, residential mortgages, commercial mortgages, consumer and commercial construction loans, commercial lines of credit and commercial installment loans. For each such defined pool there is a set of sub-pools based upon delinquency status, including: current, 30-59 days, 60-89 days, over 90 days and loans deemed classified by the Classification Committee. For each sub-pool, the Bank has developed a range of allowances necessary to adequately provide for probable incurred losses inherent in that pool of loans. These ranges are based upon a number of factors, including the risk characteristics of the pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions and industry norms. The ranges of allowance developed by the Bank are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further general allocations of the overall allowance are made.

The adequacy of the reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended June 30, 2002, management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgements of the information available to them at the time of their examination.

Total other income increased during the three-month period ended June 30, 2002 by $213,000 or 34.0% over the same period last year. For the six-month period ended June 30, 2001 total other income increased $314,000 or 26.0% over the same period last year. Service charges on deposit accounts for the three-month period ended June 30, 2002 totaled $557,000, an increase of $196,000 or 54.3% over the same period last year. Service charges on deposit accounts for the six-month period ended June 30, 2002 totaled $980,000, an increase of $270,000 or 38.0% over the same period last year. This increase is primarily attributed to an increase in service charge fees implemented in February 2002; and a decrease in the volume of waived fees during the first two quarters of 2002. There were no net gains on securities for the three or six-month periods ended June 30, 2002. For the six month period ended June 30, 2001 net gains on securities totaled $78,000. In the first quarter of 2001 management sold a portion of the lowest yielding securities in the available for sale investment portfolio and reinvested the funds in securities earning current market rates of return. Fees for other customer services for the three-month period ended June 30,2002 totaled $265,000, an increase of $77,000 or 41.0% over the same period last year. Fees for other customer services for the six-month period ended June 30, 2002 totaled $501,000, an increase of $162,000 or 47.8% over the same period in 2001. This increase is primarily attributed to an increase in merchant processing income due to an increase in the volume of merchant sales during 2002.

Other operating income for the three-month period ended June 30, 2002 totaled $17,000, a decrease of $60,000 or 77.9% over the same period last year. For the six-month period ended June 30, 2002 other operating income totaled $43,000 a decrease of $40,000 or 48.2% over the same period last year. This decrease is primarily due to the receipt of an insurance recovery resulting from a prior year loss totaling approximately $51,000 that was recognized during the second quarter of 2001.

Total other expenses increased during the three-month period ended June 30, 2002 by $91,000 or 3.3% over the same period last year. For the six-month period ended June 30, 2001 total other expenses increased by $188,000 or 3.4% over the same period last year. Compensation and benefit expense increased $34,000 or 2.2% for the three-month period ended June 30, 2002 over the same period last year. For the six-month period ended June 30, 2002 compensation and benefits expense increased $121,000 or 4.0% over the same period last year. The increase in compensation expense is attributed to increased staffing, primarily for the new branch office in Hampton Bays that was staffed during the second quarter and opened in July of this year, and salary increases. Net occupancy expenses increased $16,000 or 6.6% during the three-month period ended June 30, 2002. For the six-month period ended June 30, 2002 net occupancy expenses increased $20,000 or 4.0% over the same period last year. Furniture and fixture expense for the three-month period ended June 30, 2002 increased $24,000 or 11.3% over the same period last year. For the six month period ended June 30, 2002 furniture and fixture expense increased $46,000 or 10.9% over the same period last year. Increases in net occupancy, as well as furniture and fixture expense, are partially attributed to the cost associated with the new branch offices. This increase is also attributed to management information systems purchased during 2001 and in the first quarter of 2002 partially due to the introduction of consumer Internet banking.

Total other operating expenses for the three-month period ended June 30, 2002 totaled $792,000, an increase of $17,000 or 2.2% over the same period last year. Total other operating expense for the six-month period ended June 30, 2002 totaled $1,507,000, an increase of $1,000 or .1% over the same period last year.

The provision for income taxes increased during the three-month period ended June 30, 2002 by $280,000 or 34.7% over the same period last year. The effective tax rate for the three-month period ended June 30, 2002 increased to 34.4% as compared to 32.52% for the same period last year. The provision for income tax increased during the six- month period ended June 30, 2002 by $657,000 or 45.0% over the same period last year. The effective tax rate for the six-month period ended June 30, 2002 increased to 33.93% as compared to 31.78% for the same period last year. This increase primarily results from the Bank holding less tax exempt securities, and a reduction in the consolidated subsidiary’s income as a percentage of total income.

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

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loan to capital ratios. Historically, the Bank has relied on its deposit base, drawn from its market area through its nine full service offices, as its principal source of funding. Although the Bank seeks to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to its customers, the Bank also strives to manage the overall cost of the funds needed to finance its strategies. At June 30, 2002, the Bank had aggregate lines of credit of $37,000,000 with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $17,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against its unencumbered residential mortgages owned by the Bank. During the first quarter of 2001, the Bank also executed a master repurchase agreement with the FHLB which increased its borrowing capacity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2002, there has been no material change in market risk from December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held at The Bridgehampton National Bank, 2200 Montauk Highway, Bridgehampton, New York 11932 on April 15, 2002. A proposal to approve the amendment of the Bylaws to increase the authorized classes of directors from two to three and to redesignate the current Class 1 directors as Class A directors was approved. Additionally, two Class B directors were elected for a term of two years and two Class C directors were elected for a term of three years. The shareholder proposal regarding mandatory retirement of Directors was not properly presented and therefore was not voted on. The following table details the vote:

                                                               Against or                         Broker
Amendment to Bylaws                                   For        Withheld         Abstain      Non-Votes
---------------------------------------------------------------------------------------------------------
Change in Director Classification               3,333,190         310,887          23,638              0
---------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------
Nominees for Director                                 For      Against or
                                                                 Withheld
--------------------------------------------------------------------------
Class B (two year term):
Thomas Halsey                                   3,414,647         152,538
Marcia Z. Hefter                                3,414,611         152,574

Class C (three year term):
Raymond Wesnofske                               3,411,495         155,690
Thomas J. Tobin                                 3,410,996         156,189

Directors Continuing in Office
--------------------------------------------------------------------------
Class A (one year term):
R. Timothy Maran
Walter A. Preische, Jr.
L.H. Strickland
--------------------------------------------------------------------------

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibit

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (attached as an exhibit and incorporated herein by reference.
     99.2 Certification Pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 from the Company's Executive Vice President (attached as an exhibit and incorporated herein by reference.

b. Reports on Form 8-K

         On June 7, 2002 the registrant filed a form 8K relative to the approval by the Board of Directors of a change in auditors.

                                                              SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.

Date: August 14, 2002                /s/ Thomas J. Tobin

                                    Thomas J. Tobin
                                    President and Chief Executive Officer

Date: August 14, 2002               /s/ Janet T. Verneuille

                                    Janet T. Verneuille
                                    Senior Vice President and Treasurer