Form 10-Q/A
period 2002-03-31
BRIDGE BANCORP INC
filed 2002-08-16
CIK 846617

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

Item 6. Exhibits and Reports on Form 8-K

a.Exhibits
         11.      Computation of Earnings Per Share
         99.      Letter Regarding Arthur Andersen LLP

b.Reports on Form 8-K

        On February 27, 2002 the registrant filed a form 8K relative to the approval by the Board of Directors to reaffirm the Company's
Stock Repurchase Program (the "Program") and to approve the repurchase of approximately 5% of its common shares outstanding from time to time in the open market or through private purchases, depending on market conditions.

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