Form 10-Q
period 2002-09-30
BRIDGE BANCORP INC
filed 2002-11-14
CIK 846617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

There were 4,115,486 shares of common stock outstanding as of November 13, 2002.

BRIDGE BANCORP, INC.

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Unaudited Consolidated Statements of Condition as of September 30, 2002
                  and December 31, 2001

                  Unaudited Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended
                  September 30, 2002 and 2001

                  Unaudited Consolidated Statements of Stockholders' Equity for the Nine Months
                  Ended September 30, 2002

                  Unaudited Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2002 and 2001

                  Notes to Unaudited Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Item 4. Controls and Procedures

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
         Item 6. Exhibits and Reports on Form 8-K
                 99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
                 99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Condition
(In thousands, except share and per share amounts)                             September 30,      December 31,
                                                                                        2002              2001
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $18,310           $10,813
Interest earning deposits with banks                                                   81                50
Federal funds sold                                                                  8,700            13,500
                                                                           ------------------------------------
       Total cash and cash equivalents                                             27,091            24,363

Investments:
Securities available for sale, at fair value                                      186,630           125,709
Securities held to maturity (fair value of $11,215 and $17,611
 at September 30,2002 and December 31, 2001 respectively)                          11,200            17,552
                                                                           ------------------------------------
       Total investments                                                          197,830           143,261

Loans                                                                             237,807           215,362
Less:
  Allowance for loan losses                                                        (2,413)           (2,249)
                                                                           ------------------------------------
       Loans, net                                                                 235,394           213,113

Banking premises and equipment, net                                                 8,654             8,781
Accrued interest receivable                                                         2,749             2,153
Other assets                                                                        2,146             1,852
                                                                           ------------------------------------
Total Assets                                                                     $473,864          $393,523
                                                                           ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                  $131,135          $115,066
Savings, N.O.W. and money market deposits                                         241,096           184,261
Certificates of deposit of $100,000 or more                                        25,102            22,993
Other time deposits                                                                32,697            34,835
                                                                           ------------------------------------
        Total deposits                                                            430,030           357,155

Accrued interest on depositors' accounts                                              457               625
Other liabilities and accrued expenses                                              4,457            2, 882
                                                                           ------------------------------------
Total Liabilities                                                                 434,944           360,662
                                                                           ------------------------------------

Stockholders' equity:
  Common stock, par value $.01 per share:
  Authorized: 20,000,000 shares; 4,257,597 issued; 4,115,486
    and 4,166,264 shares outstanding at 9/30/02 and 12/31/01 respectively              43                43
  Surplus                                                                          21,150            21,154
  Undivided profits                                                                15,758            11,240
 Less:  Treasury Stock at cost, 142,111 and 91,333 shares at
        9/30/02 and 12/31/01 respectively                                          (2,566)           (1,608)
                                                                           ------------------------------------
                                                                                   34,385            30,829
 Accumulated other comprehensive income:
   Net unrealized gain on securities, net of taxes of $3,012 and $1,387
    at 9/30/02 and 12/31/01 respectively                                            4,588             2,085
   Net minimum pension liability, net of taxes of $35 at 9/30/02 and
    12/31/01                                                                          (53)              (53)
                                                                           ------------------------------------
        Total Stockholders' Equity                                                 38,920            32,861
                                                                           ------------------------------------
Total Liabilities and Stockholders' Equity                                       $473,864          $393,523
                                                                           ====================================
                              See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)
                                                    Three months ended September 30,  Nine months ended September 30,
                                                                 2002           2001             2002            2001
---------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (including fee income)                                 $4,602         $4,511          $13,005         $13,852
  Mortgage-backed securities                                    1,249          1,488            3,925           4,270
  State and municipal obligations                                 391            393            1,259           1,280
  U.S. Treasury and government agency securities                  557            219            1,258             527
  Federal funds sold                                              116            163              274             375
  Other securities                                                 16             20               46              58
  Deposits with banks                                               -              2                1              32
                                                     -----------------------------------------------------------------
    Total interest income                                       6,931          6,796           19,768          20,394

Interest expense:
  Savings, N.O.W. and money market deposits                       850          1,321            2,349           4,352
  Certificates of deposit of $100,000 or more                     172            246              522             957
  Other time deposits                                             208            350              676           1,140
  Federal funds purchased and securities sold under
    agreement to repurchase                                         -              -                3              19
  Other borrowed money                                              -              -                4               3
                                                     -----------------------------------------------------------------
    Total interest expense                                      1,230          1,917            3,554           6,471
                                                     -----------------------------------------------------------------
Net interest income                                             5,701          4,879           16,214          13,923
Provision for loan losses                                          60             60              180             230
                                                     -----------------------------------------------------------------
Net interest income after provision for loan losses             5,641          4,819           16,034          13,693
                                                     -----------------------------------------------------------------
Other income:
  Service charges on deposit accounts                             512            307            1,492           1,017
  Net securities gains                                              -              -                -              78
  Fees for other customer services                                465            315              966             654
  Other operating income                                           34              9               77              92
                                                     -----------------------------------------------------------------
    Total other income                                          1,011            631            2,535           1,841
                                                     -----------------------------------------------------------------
Other expenses:
  Salaries and employee benefits                                1,589          1,485            4,773           4,548
  Net occupancy expense                                           325            272              845             772
  Furniture and fixture expense                                   248            234              716             656
  Other operating expenses                                        884            750            2,391           2,256
                                                     -----------------------------------------------------------------
    Total other expenses                                        3,046          2,741            8,725           8,232
                                                     -----------------------------------------------------------------
Income before provision for income taxes                        3,606          2,709            9,844           7,302
Provision for income taxes                                      1,351            914            3,468           2,374
                                                     -----------------------------------------------------------------
Net income                                                     $2,255         $1,795           $6,376          $4,928
                                                     =================================================================
Basic earnings per share                                        $0.55          $0.42            $1.55           $1.17
                                                     =================================================================
Diluted earnings per share                                      $0.54          $0.42            $1.54           $1.16
                                                     =================================================================
Comprehensive Income                                           $3,878         $2,732           $8,879          $6,673
                                                     =================================================================

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
(In thousands, except share and per share amounts)
                                                                                                           Accumulated
                                                    Common                                                       Other
                                                     Stock               Comprehensive Undivided Treasury Comprehensive
                                                    Shares Amount Surplus       Income   Profits    Stock        Income   Total
                                                 ------------------------------------------------------------------------------

                                                 ========================             ========================================

Balance at December 31, 2001                     4,257,597    $43 $21,154               $11,240   ($1,608)       $2,032 $32,861
Net income                                           -         -      -         $6,376    6,376      -             -      6,376
Purchase of Treasury Stock                           -         -      -                            (1,067)               (1,067)
Issuance of vested stock awards from treasury                           7                              53                    60
Exercise of stock options, and related tax
  benefit                                                             (11)                  -          56                    45
Cash dividends declared, $.45 per share              -         -      -                  (1,858)                         (1,858)
Other comprehensive income, net of tax
   Unrealized gains in securities available for
     sale, net of tax                                -         -      -          2,503      -       -             2,503   2,503
   Minimum pension liability adjustment, net of
     tax                                             -         -      -             -       -       -              -       -
                                                                          --------------
Comprehensive Income                                 -         -      -         $8,879      -       -              -       -
                                                 -------------------------==============---------------------------------------

Balance at September 30, 2002                    4,257,597    $43 $21,150               $15,758   ($2,566)       $4,535 $38,920
                                                 ========================               =======================================

                              See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

Nine months ended September 30,                                              2002               2001
---------------------------------------------------------------------------------------------------------
Operating activities:
  Net Income                                                                6,376              4,928
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                               180                230
      Depreciation and amortization                                           726                685
      Accretion of discounts                                                 (230)              (188)
      Amortization of premiums                                                608                127
      Earned or allocated expense of restricted stock awards                   67                 44
      Gain on sale of assets                                                    -                  6
      Net securities gains                                                      -               (78)
      (Increase) in accrued interest receivable                              (596)              (286)
      (Increase) in other assets                                             (294)              (112)
      (Decrease) in accrued interest payable and other liabilities           (225)               (84)
                                                                   --------------------------------------
Net cash provided by operating activities                                   6,612              5,272
                                                                   --------------------------------------
Investing activities:
  Purchases of securities available for sale                              (88,922)           (44,953)
  Purchases of securities held to maturity                                 (9,793)           (12,979)
  Proceeds from sales of securities available for sale                          -              9,747
  Proceeds from maturing securities available for sale                      8,385              1,455
  Proceeds from maturing securities held to maturity                       16,145             11,130
  Proceeds from principal payments on mortgage-backed securities           23,366             13,585
  Net (increase) in loans                                                 (22,455)           (16,151)
  Purchases of banking premises and equipment, net of disposals              (600)              (404)
                                                                   --------------------------------------
Net cash used by investing activities                                     (73,874)           (38,570)
                                                                   --------------------------------------
Financing activities:
  Net increase in deposits                                                 72,875             51,942
  (Decrease) in other borrowings                                                -             (9,700)
  Payment for the purchase of treasury stock                               (1,067)              (690)
  Net proceeds from exercise of stock options
         issued pursuant to equity incentive plan                              45                173
  Cash dividends paid                                                      (1,863)            (1,642)
                                                                   --------------------------------------
Net cash provided by financing activities                                  69,990             40,083
                                                                   --------------------------------------
Increase in cash and cash equivalents                                       2,728              6,785
Cash and cash equivalents beginning of period                              24,363             16,044
                                                                   --------------------------------------
Cash and cash equivalents end of period                                    27,091             22,829
                                                                   ======================================

Supplemental information-Cash Flows:
  Cash paid for:
    Interest                                                                3,775              6,483
    Income taxes                                                            3,526              2,430

                              See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the “Registrant” or “Company”) and its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”). The assets transferred to BCI are viewed by the regulators as part of the Bank’s assets in consolidation. The establishment of BCI provides an additional vehicle for access by the Company to the capital markets for future investment purposes. In April 2002 the Bank capitalized a financial subsidiary, Bridgehampton Abstract Holding LLC. This subsidiary, through its majority investment in Bridge Abstract LLC, provides an opportunity for the Bank to include title insurance as a product offering. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain reclassifications have been made to prior year amounts to conform to current year presentations. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

2. Earnings Per Share

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested thereby resulting in the issuance of common stock entitled to share in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.

BRIDGE  BANCORP,  INC.  AND SUBSIDIARY
Unaudited Computation of Per Share Income                Three months ended                Nine months ended
                                                     September 30,    September 30,    September 30,    September 30,
                                                              2002             2001             2002             2001
----------------------------------------------------------------------------------------------------------------------
Net Income                                              $2,255,000       $1,795,000       $6,376,000       $4,928,000
Common Equivalent Shares:
Weighted Average Common Shares Outstanding               4,116,682        4,201,901        4,124,684        4,208,231
Weighted Average Common Equivalent Shares                   35,684           22,403           29,050           25,309
                                                  --------------------------------------------------------------------
Weighted Average Common and Common Equivalent
 Shares                                                  4,152,366        4,224,304        4,153,734        4,233,540
                                                  --------------------------------------------------------------------
Basic earnings per share                                     $0.55            $0.42            $1.55            $1.17
                                                  --------------------------------------------------------------------
Diluted earnings per share                                   $0.54            $0.42            $1.54            $1.16
                                                  --------------------------------------------------------------------
3. Repurchased Stock

As part of the Company’s strategy to find ways to best utilize its available capital, during 2001 the Company instituted a stock repurchase plan repurchasing 117,590 shares of its common stock under the plan. In February 2002 the Company reapproved its stock repurchase plan allowing the repurchase of up to 5% of its current outstanding shares. The total number of treasury shares at September 30, 2002 was 142,111, or 3.5% of the total number of outstanding common shares of 4,115,486. At September 30, 2002, 200,875 shares remain to be repurchased under the current approved stock repurchase plan.

4. Investments

A summary of the amortized cost and fair value of investment securities is as follows:
                                                                       9/30/02                          12/31/01
--------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                       Amortized             Fair        Amortized             Fair
                                                            Cost            Value             Cost            Value
                                                --------------------------------------------------------------------
Available for sale:
  U.S. Treasury and government agency securities         $57,471          $59,669          $17,073          $17,300
  State and municipal obligations                         31,910           33,835           25,900           26,776
  Mortgage-backed securities                              89,650           93,126           79,264           81,633
                                                --------------------------------------------------------------------
    Total available for sale                            $179,031         $186,630         $122,237         $125,709
                                                --------------------------------------------------------------------
Held to maturity:
  Obligation of NY State and political subs.              $9,584           $9,599          $16,159          $16,218

Non marketable equity securities:
  Federal Reserve Bank Stock                                 $36              $36              $36              $36
  Federal Home Loan Bank Stock                             1,580           $1,580            1,357            1,357
                                                --------------------------------------------------------------------
    Total held to maturity                               $11,200          $11,215          $17,552          $17,611
                                                --------------------------------------------------------------------
Total                                                   $190,231         $197,845         $139,789         $143,320
                                                ====================================================================

Securities of $101,318 and $77,292 were pledged at September 30, 2002 and December 31, 2001 respectively.

5. Loans

Loans are summarized as follows:
                                                                    09/30/02        12/31/01
--------------------------------------------------------------------------------------------
(In thousands)

Real estate mortgage loans                                          $184,712        $172,214
Commercial, financial and agricultural loans                          33,907          28,281
Installment/consumer loans                                             7,174           6,149
Real estate construction loans                                        12,017           8,784
                                                        ------------------------------------
Total loans                                                         $237,810        $215,428
Unearned income                                                          (3)            (66)
                                                        ------------------------------------
                                                                    $237,807        $215,362
Allowance for loan losses                                            (2,413)         (2,249)
                                                        ------------------------------------
Net loans                                                           $235,394        $213,113
                                                        ====================================

The principal business of the Bank is lending, primarily in commercial real estate loans, commercial loans, home equity loans, residential mortgages, construction loan mortgages, consumer loans, land loans and home advantage loans. The Bank considers its primary lending area as the two forks of the eastern end of Long Island in Suffolk County, New York, therefore, the loan portfolio as a whole is dependent on the economic conditions of the geographic market served by the Bank.

6. Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of probable incurred losses, classified loans, delinquency trends, past loss experience, current economic conditions, concentrations of credit, input from the Bank’s outside loan review consultants and other pertinent factors. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended September 30, 2002, management believes the allowance for loan losses is adequate.

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
                                                     09/30/02      12/31/01
----------------------------------------------------------------------------
(In thousands)
Loans 90 days or more past due
  and still accruing:
  Other                                                   $ -           $ -
Nonaccrual loans:
Mortgage loans:
  Single-family residential                               126           513
  Commercial real estate                                    -            17
  Construction and land                                     -             -
Unsecured business loans                                  106             -
Other                                                       -             2
                                              ------------------------------
Total nonaccrual loans                                    232           532
Restructured loans                                          -             -
Other real estate owned, net                                -             -
                                              ------------------------------
Total                                                    $232          $532
                                              ==============================
8. Recent Regulatory Developments

On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules.

The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation includes:

      -  the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

      -  auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

      -  additional corporate governance and responsibility measures, including (i) requiring the chief executive officer and chief financial officer to certify financial statements; (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and (iv) protecting whistleblowers and informants;

      -  expansion of the power of the audit committee, including the requirements that the audit committee (i) have direct control of the outside auditor, (ii) be able to hire and fire the auditor, and (iii) approve all non-audit services;

      -  expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions;

      -  mandatory disclosure by analysts of potential conflicts of interest; and

      -  a range of enhanced penalties for fraud and other violations.

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

Financial Condition

The assets of the Registrant totaled $473,864,000 at September 30, 2002, an increase of $80,341,000 or 20.4% from the year-end. This increase mainly results from an increase in debt and equity securities of $54,569,000 or 38.1%; an increase in net loans of $22,281,000 or 10.5%; and an increase in cash and cash equivalents of $2,728,000 or 11.2%. The primary source of funds for the increase in assets was derived from increased deposits of $72,875,000 or 20.4%. Demand deposits increased $16,069,000 or 14.0% over December 31, 2001. Savings N.O.W. and money market deposits increased $56,835,000 or 30.8%. This increase is partially attributed to increased money market deposits of public funds of $21,395,000 or 50.6%, over December 31, 2001. Individual, partnership, and corporate savings accounts increased $15,488,000 or 29.6% over December 31, 2001. Money market fund accounts for individuals, partnerships, and corporations increased $19,040,000 or 24.4%.

Total stockholders’ equity was $38,920,000 at September 30, 2002, an increase of 18.4% over December 31, 2001. The increase of $6,059,000 was the result of net income for the nine month period ended September 30, 2002 of $6,376,000; plus the proceeds of $45,000 from the exercise of incentive stock options pursuant to the equity incentive plan; plus $60,000 for the issuance of vested stock awards from treasury; less cash dividends declared of $1,858,000; less the purchase price of 57,000 shares of common stock which were acquired and are now held as treasury stock at a cost of $1,067,000; and plus the increase in other comprehensive income, net of taxes, of $2,503,000. Total capital before the increase in accumulated other comprehensive income increased by $3,556,000 or 11.5%.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.

The following table sets forth certain information relating to the Company’s average consolidated statements of financial condition and reflects the average yields on assets and average costs of liabilities for the three and nine month periods ended September 30, 2002 and 2001, respectively. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-performing loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccruing loans has been included only to the extent reflected in the consolidated statements of income. However, the loan balances are included in the average amounts outstanding. For purposes of this table the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

Three months ended September 30,                                  2002                            2001
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                Average                       Average
                                                         Average               Yield/    Average             Yield/
                                                         Balance  Interest       Cost    Balance Interest      Cost
--------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
  Loans, net (including fee income)                     $232,383    $4,602       7.9%   $214,082   $4,511      8.5%
  Mortgage backed securities                              76,825     1,249       6.5%     82,419    1,488      7.2%
  State and municipal obligations (1)                     40,224       625       6.2%     36,798      593      6.5%
  U.S. Treasury and government agency securities          55,643       557       4.0%     14,650      219      6.0%
  Federal funds sold                                      26,308       116       1.8%     18,537      163      3.5%
  Other securities                                         1,616        16       4.0%      1,393       20      5.8%
  Deposits with banks                                         76         0       0.0%        180        2      4.5%
                                                    ----------------------------------------------------------------
         Total interest earning assets                  $433,075    $7,165       6.6%   $368,059   $6,996      7.6%
                                                    ----------------------------------------------------------------
Non interest earning assets:
  Cash and due from banks                                 16,475                          15,128
  Other assets                                            13,227                          14,372
                                                    -------------                    ------------
Total assets                                            $462,777                        $397,559
                                                    =============                    ============
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits                               $238,444      $850       1.4%   $191,749   $1,321      2.8%
  Certificates of deposit of $100,00 or more              23,425       172       2.9%     25,958      246      3.8%
  Other time deposits                                     32,438       208       2.6%     32,970      350      4.3%
  Federal funds purchased & securities sold under
    agreement to repurchase                                    -         -         -           -        -        -
  Other borrowings                                             -         -         -           -        -        -
                                                    ----------------------------------------------------------------
        Total interest bearing liabilities              $294,307    $1,230       1.7%   $250,677   $1,917      3.1%
Non interest bearing liabilities:
  Demand deposits                                        133,007                         115,750
  Other liabilities                                        2,071                           1,364
                                                    -------------                    ------------
Total liabilities                                        429,385                         367,791
Stockholders' equity                                      33,392                          29,768
                                                    -------------                    ------------
        Total liabilities and stockholders' equity      $462,777                        $397,559
                                                    =============                    ============
Net interest income & interest rate spread(2)                       $5,935       4.9%              $5,079      4.5%
                                                                ----------------------          --------------------
Net interest earning assets & net interest margin(3)    $138,768                 5.5%   $117,382               5.6%
                                                    -------------         -----------------------        -----------
Ratio of interest earning assets to
  interest bearing liabilities                                                 147.2%                        146.8%
                                                                          ------------                   -----------
Less: Tax equivalent adjustment                                      ($234)                         ($200)
                                                                -----------                     ----------
Net interest income                                                 $5,701                         $4,879
                                                                -----------                     ----------

(1)      The above table is presented on a tax equivalent basis.
(2)      Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)      Net interest margin represents net interest income divided by average interest-earning assets.

Nine months ended September 30,                                   2002                            2001
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                Average                       Average
                                                         Average               Yield/    Average             Yield/
                                                         Balance  Interest       Cost    Balance Interest      Cost
--------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
  Loans, net (including fee income)                     $225,147   $13,005       7.7%   $210,376  $13,852      8.8%
  Mortgage backed securities                              79,198     3,925       6.6%     78,161    4,270      7.3%
  State and municipal obligations (1)                     42,991     1,944       6.0%     38,053    1,896      6.7%
  U.S. Treasury and government agency securities          37,017     1,258       4.5%     10,879      527      6.5%
  Federal funds sold                                      20,979       274       1.7%     12,395      375      4.1%
  Other securities                                         1,548        46       4.0%      1,297       58      6.0%
  Deposits with banks                                         74         1       1.8%      1,081       32      4.0%
                                                    ------------------------------------------------------
                                                                                                         -----------
         Total interest earning assets                  $406,954   $20,453       6.7%   $352,242  $21,010      8.0%
                                                    ----------------------------------------------------------------
Non interest earning assets:
  Cash and due from banks                                 16,136                          14,371
  Other assets                                            12,945                          13,456
                                                    -------------                    ------------
Total assets                                            $436,035                        $380,069
                                                    =============                    ============
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits                               $223,218    $2,349       1.4%   $181,903   $4,352      3.2%
  Certificates of deposit of $100,000 or more             22,897       522       3.0%     25,958      957      4.9%
  Other time deposits                                     33,023       676       2.7%     33,276    1,140      4.6%
  Federal funds purchased & securities sold under
    agreements to repurchase                                 169         3       2.4%        639       19      4.0%
  Other borrowings                                           311         4       1.7%         92        3      4.4%
                                                    ----------------------------------------------------------------
        Total interest bearing liabilities              $279,618    $3,554       1.7%   $241,868   $6,471      3.6%
Non interest bearing liabilities:
  Demand deposits                                        122,659                         108,149
  Other liabilities                                        1,666                           1,310
                                                    -------------                    ------------
Total liabilities                                        403,943                         351,327
Stockholders' equity                                      32,092                          28,742
                                                    -------------                    ------------
        Total liabilities and stockholders' equity      $436,035                        $380,069
                                                    =============                    ============
Net interest income & interest rate spread(2)                      $16,899       5.0%             $14,539      4.4%
                                                                ----------------------          --------------------
Net interest earning assets & net interest margin(3)    $127,336                 5.6%   $110,374               5.5%
                                                    -------------         -----------------------        -----------
Ratio of interest earning assets to
  interest bearing liabilities                                                 145.5%                        145.6%
                                                                          ------------                   -----------
Less: Tax equivalent adjustment                                      ($685)                         ($616)
                                                                -----------                     ----------
Net interest income                                                $16,214                        $13,923
                                                                -----------                     ----------

(1)      The above table is presented on a tax equivalent basis.
(2)      Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
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

For the Period Ended September 30,                Three months ended                                    Nine months ended
                                                  2002 Over 2001                                        2002 Over 2001

(In thousands)                                    Changes Due To                                        Changes Due To
--------------------------------------------------------------------------------------------------------------------------------------------
                                              Volume            Rate         Net Change            Volume            Rate         Net Change
Interest income on interest
   earning assets:

Loans (including loan fee income)            $1,332          $(1,241)             $  91            $1,366         $(2,213)            $(847)
Mortgage-backed securities                      (97)            (142)              (239)               91            (436)             (345)
Tax exempt investment securities (1)            145             (113)                32               177            (129)               48
Taxable investment securities                   821             (483)               338             1,027            (296)              731
Federal funds sold                              276             (323)               (47)              259            (360)             (101)
Other securities                                 16              (20)                (4)               15             (27)              (12)
Deposits with banks                              (1)              (1)                (2)              (20)            (11)              (31)
                                 -----------------------------------------------------------------------------------------------------------
   Total interest earning assets             $2,492          $(2,323)             $ 169            $2,915         $(3,472)            $(557)
                                 -----------------------------------------------------------------------------------------------------------

Interest expense on interest
   bearing liabilities:

Savings, N.O.W. and money                    $1,564          $(2,035)             $(471)           $1,310         $(3,313)          $(2,003)
market deposits
Certificates of deposit of                      (23)             (51)               (74)             (102)           (333)             (435)
$100,000 or more
Other time deposits                              (6)            (136)              (142)               (9)           (455)             (464)
Federal funds purchased                           -                -                 -                (11)             (5)              (16)
Other borrowings                                  -                -                 -                  4              (3)                1
                                 -----------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities        $1,535          $(2,222)             $(687)           $1,192         $(4,109)          $(2,917)
                                 -----------------------------------------------------------------------------------------------------------
Net interest income                          $  957          $  (101)             $ 856            $1,723         $   637           $ 2,360
                                 ===========================================================================================================

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

The Company's only activity is ownership of the Bank, and, therefore, its capital, capital ratios, and minimum required levels of capital are materially the same as the Bank's. At September 30, actual capital levels and minimum required levels for the Bank were:

As of September 30,                                                             2002
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                To Be Well
                                                                                             Capitalized
                                                                                                Under
                                                                          For Capital           Prompt
                                                                           Adequacy           Corrective
                                                        Actual             Purposes             Action
                                                                                              Provisions
--------------------------------------------------------------------------------------------------------------------
                                                     Amount     Ratio      Amount    Ratio       Amount     Ratio
                                                 -------------------------------------------------------------------
Total Capital (to risk weighted assets)              $36,616    12.5%      $23,506   >8.0%       $29,383   >10.0%
Tier 1 Capital (to risk weighted assets)              34,203    11.6%       11,753   >4.0         17,630    >6.0
Tier 1 Capital (to average assets)                    34,203     7.8%       17,441   >4.0         21,802    >5.0

As of December 31,                                                              2001
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                To Be Well
                                                                                             Capitalized
                                                                                                Under
                                                                          For Capital           Prompt
                                                                           Adequacy           Corrective
                                                        Actual             Purposes             Action
                                                                                              Provisions
--------------------------------------------------------------------------------------------------------------------
                                                     Amount     Ratio     Amount     Ratio       Amount      Ratio
                                                 -------------------------------------------------------------------
Total Capital (to risk weighted assets)              $33,099    13.2%      $20,064   >8.0%       $25,080    >10.0%
Tier 1 Capital (to risk weighted assets)              30,751    12.3%       10,032   >4.0         15,048     >6.0
Tier 1 Capital (to average assets)                    30,751     7.9%       15,490   >4.0         19,363     >5.0
Recent Accounting Developments

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS)" No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be applied early. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have any effect on the Company's consolidated financial portion of results of operations.

Comparison of Operating Results for the Three Months And Nine Months ended September 30, 2002 and 2001

During the three month period ended September 30, 2002, the Registrant earned net income of $2,255,000 or $.54 per diluted share as compared with $1,795,000 or $.42 per diluted share for the same period in 2001. During the nine month period ended September 30, 2002, the Registrant earned net income of $6,376,000 or $1.54 per diluted share as compared with $4,928,000 or $1.16 per diluted share for the same period in 2001. Highlights for the three months ended September 30, 2002 include: (i) a $822,000 or 16.9% increase in net interest income; (ii) a $380,000 or 60.2% increase in total other income; and (iii) a $305,000 or 11.1% increase in total other expenses over the same period in 2001. The effective income tax rate increased to 37.5% from 33.7% for the same period last year. Highlights for the nine months ended September 30, 2002 include: (i) a $2,291,000 or 16.5% increase in net interest income; (ii) a $694,000 or 37.7% increase in total other income; and (iii) a $493,000 or 6.0% increase in total other expenses over the same period in 2001. The effective income tax rate increased to 35.2% from 32.5% for the same period last year.

Net income for the first nine months of 2002 reflects annualized returns of 26.6% on average total stockholders’ equity and 1.96% on average total assets as compared to the corresponding figures for December 31, 2001 of 23.13% on average total stockholders’ equity and 1.74% on average total assets. For purposes of these calculations, average stockholders’ equity excludes the effects of changes in the unrealized appreciation on securities available for sale, net of taxes.

Net interest income, the primary source of income, increased by $822,000 or 16.9% for the current three month period over the same period last year. The increase resulted from an increase in average total interest earning assets from $368,059,000 in 2001 to $433,075,000 for the comparable period in 2002, a 17.7% increase. Average interest bearing liabilities increased 17.4% to $294,307,000 in 2002 from $250,677,000 for the same period last year. The yield on average interest earning assets for the three-month period ended September 30, 2002 decreased to 6.6% from 7.6% during the same period in 2001. The cost of average interest bearing liabilities decreased to 1.7% from 3.1% during the same period in 2001. The net interest margin on average earning assets decreased to 5.5% from 5.6% for the same period in 2001.

Net interest income increased by $2,291,000 or 16.5% for the current nine month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets from $352,242,000 in 2001 to $406,954,000 for the comparable period in 2002, a 15.5% increase. This increase in average balance was partially offset by a decrease in average yield on total interest earning assets from 8.0 % for the quarter ended September 30, 2001 to 6.7% for the comparable 2002 quarter. Average interest bearing liabilities increased 15.6% to $279,618,000 in 2002 from $241,868,000 for the same period last year. The yield on average interest earning assets for the nine-month period ended September 30, 2002 decreased to 6.7% from 8.0% during the same period in 2001. The cost of average interest bearing liabilities decreased to 1.7% from 3.6% during the same period in 2001. The net interest margin on average earning assets increased to 5.6% from 5.5% during the same period.

Average taxable investment securities for the first nine months of 2002 grew 30.4% from $90,337,000 to $117,763,000, as compared to the first nine months of 2001. This increase is partially due to deposit growth outpacing loan growth. Excess funds from increased deposits, and increases in principal repayments on loans and securities, were deployed primarily into bullet agency securities and mortgage backed securities as the bank filled out its liquidity ladder while maintaining shorter maturities in this historically low rate environment.

Average deposits grew by $52,511,000 or 15.0% over the same nine-month period last year. Components of this growth include an increase in average demand deposits of $14,510,000 or 13.4% and an increase in average savings, NOW and money market deposits of $41,315,000 or 22.7%.

The increase in total deposits in part reflects the Bank’s continued emphasis on attracting individual, partnership and corporate deposits, as well as expanding public fund relationships in our marketplace. Over the past two years, the Bank opened branches in Greenport, Sag Harbor, and Hampton Bays, NY. The Bank’s added presence in these markets coupled with its business development efforts support deposit growth. Additionally, recent volatility in financial markets has likely contributed to growth in deposits.

Average loans grew by $18,301,000 or 8.6% when compared to the same three-month period in 2001. Real-estate mortgage loans were the main contributor to the increase in the loan portfolio. They increased $8,302,000 or 4.8% over September 30, 2001. Commercial loans increased $5,641,000 or 20.0% over the September 30, 2001. Installment consumer loans increased $1,138,000 or 18.9% over September 30, 2001. Growth in real estate loans is partially attributed to an increase in commercial mortgages and a marketing campaign promoting home equity loans. Fixed rate loans represented 15.9% of total loans at September 30, 2002 and 12.4% of total loans at September 30, 2001.

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

The performance of the loan portfolio continued to be strong for the nine months ended September 30, 2002. Since December 31, 2001 non-performing loans decreased $300,000 from $532,000 to $232,000, representing 0.10% of loans, net, at September 30, 2002. This decrease is attributed to one loan relationship that has been fully collected. Typically these non performing loans have adequate collateral protection of secondary and tertiary repayment sources. The Bank had no foreclosed real estate at September 30, 2002. Total non-performing assets represented 0.05% of total assets at the corresponding date.

By adherence to its disciplined underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $9,000 for the nine months ended September 30, 2002 as opposed to net charge-offs of $75,000 for the year ended December 31, 2001. The Bank’s ratio of allowance for loan losses to nonperforming loans was 1040.1% and 422.7% at September 30, 2002 and December 31, 2001, respectively.

Based on management’s continuing review of the overall loan portfolio and the current asset quality of the portfolio, a provision for loan losses of $60,000 was recorded during the third quarters of 2002 and 2001. A $180,000 provision for loan losses was recorded during the nine month period ended September 30, 2002 as compared to a $230,000 provision for the same period in 2001. The allowance for loan losses increased to $2,413,000 at September 30, 2002, as compared to $2,249,000 at December 31, 2001. In the first quarter of 2002 the Bank reclassified a portion of the allowance for loan losses, attributed to off balance sheet credit exposures, into other liabilities. As a percentage of loans, the allowance was 1.02% at September 30, 2002 and 1.04% at December 31, 2001.

Loans of approximately $7,622,000 at September 30, 2002 were classified as potential problem loans. These are loans for which management has information that indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management is confident that the likelihood of sustaining a loss on these relationships is remote.

The Bank seeks to maintain its loans in performing status through, among other things, consistent monitoring of delinquent loans in an effort to return them to current status. The Bank also monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of probable incurred losses, classified loans, delinquency trends, loan growth, past loss experience, current economic conditions, concentrations of credit and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

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

The adequacy of the reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended September 30, 2002, management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgements of the information available to them at the time of their examination.

Total other income increased during the three-month period ended September 30, 2002 by $380,000 or 60.2% over the same period last year. For the nine-month period ended September 30, 2002 total other income increased $694,000 or 37.7% over the same period last year. Service charges on deposit accounts for the three-month period ended September 30, 2002 totaled $512,000, an increase of $205,000 or 66.8% over the same period last year. Service charges on deposit accounts for the nine-month period ended September 30, 2002 totaled $1,492,000, an increase of $475,000 or 46.7% over the same period last year. This increase is primarily attributed to an increase in service charge fees implemented in February 2002; and a decrease in the volume of waived fees during the first three quarters of 2002. There were no net gains on securities for the three or nine-month periods ended September 30, 2002. For the nine month period ended September 30, 2001 net gains on securities totaled $78,000. In the first quarter of 2001 management sold a portion of the lowest yielding securities in the available for sale investment portfolio and reinvested the funds in securities earning current market rates of return. Fees for other customer services for the three-month period ended September 30,2002 totaled $465,000, an increase of $150,000 or 47.6% over the same period last year. Fees for other customer services for the nine-month period ended September 30, 2002 totaled $966,000, an increase of $312,000 or 47.7% over the same period in 2001. This increase is partially attributed to an increase in merchant processing income due to an increase in the volume of merchant sales during 2002.

Other operating income for the three-month period ended September 30, 2002 totaled $34,000, a increase of $25,000 over the same period last year. For the nine-month period ended September 30, 2002 other operating income totaled $77,000 a decrease of $15,000 or 16.3% over the same period last year. This decrease is primarily due to the receipt of an insurance recovery resulting from a prior year loss totaling approximately $51,000 that was recognized during the second quarter of 2001.

Total other expenses increased during the three-month period ended September 30, 2002 by $305,000 or 11.1% over the same period last year. For the nine-month period ended September 30, 2001 total other expenses increased by $493,000 or 6.0% over the same period last year. Compensation and benefit expense increased $104,000 or 7.0% for the three-month period ended September 30, 2002 over the same period last year. For the nine-month period ended September 30, 2002 compensation and benefits expense increased $225,000 or 5.0% over the same period last year. The increase in compensation expense is attributed to increased staffing, primarily for the new branch office in Hampton Bays that was staffed during the second quarter and opened in July of this year, and salary increases. Net occupancy expenses increased $53,000 or 19.5% during the three-month period ended September 30, 2002. For the nine-month period ended September 30, 2002 net occupancy expenses increased $73,000 or 9.5% over the same period last year. Furniture and fixture expense for the three-month period ended September 30, 2002 increased $14,000 or 6.0% over the same period last year. For the nine month period ended September 30, 2002 furniture and fixture expense increased $60,000 or 9.2% over the same period last year. Increases in net occupancy, as well as furniture and fixture expense, are partially attributed to the cost associated with the new branch offices. This increase is also attributed to depreciation expense of management information systems that were purchased during 2001 and the first quarter of 2002. They were purchased, partially, due to the introduction of consumer internet banking.

Total other operating expenses for the three-month period ended September 30, 2002 totaled $884,000, an increase of $134,000 or 17.9% over the same period last year. Total other operating expense for the nine-month period ended September 30, 2002 totaled $2,391,000, an increase of $135,000 or 6.0% over the same period last year. Increased marketing and business development costs partially attributed to this change as the Company expands its branch network and product offerings.

The provision for income taxes increased during the three-month period ended September 30, 2002 by $437,000 or 47.8% over the same period last year. The effective tax rate for the three-month period ended September 30, 2002 increased to 37.48% as compared to 33.73% for the same period last year. The provision for income tax increased during the nine-month period ended September 30, 2002 by $1,094,000 or 46.1% over the same period last year. The effective tax rate for the nine-month period ended September 30, 2002 increased to 35.23% as compared to 32.50% for the same period last year. This increase is attributable to the increase in income before the provision for income taxes, the decrease in tax exempt securities revenue a percentage of income before provision for taxes, and a reduction in the consolidated subsidiary’s income as a percentage of total income.

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

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loan to capital ratios. Historically, the Bank has relied on its deposit base, drawn from its market area through its ten full service offices, as its principal source of funding. Although the Bank seeks to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to its customers, the Bank also strives to manage the overall cost of the funds needed to finance its strategies. At September 30, 2002, the Bank had aggregate lines of credit of $37,000,000 with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $17,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against its unencumbered residential mortgages owned by the Bank. During the first quarter of 2001, the Bank also executed a master repurchase agreement with the FHLB which increased its borrowing capacity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2002, there has been no material change in market risk from December 31, 2001.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports that the Company is required to file and submit to the SEC under the Exchange Act.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item4. Submission of Matters to a Vote of Security Holders

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

b. Reports on Form 8-K

         On July 23, 2002 the Registrant filed a Form 8-K relative to the election of two new directors to the Board.

                                                              SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.

Date: November  13, 2002            /s/Thomas J. Tobin

                                    Thomas J. Tobin
                                    President and Chief Executive Officer

Date: November 13, 2002              /s/Janet T. Verneuille

                                    Janet T. Verneuille
                                    Senior Vice President and Treasurer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Thomas J. Tobin, President and Chief Executive Officer, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of Bridge Bancorp, Inc.;

2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Thomas J. Tobin
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Janet T. Verneuille, Senior Vice President and Treasurer, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of Bridge Bancorp, Inc.;

2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Janet T. Verneuille
Senior Vice President and Treasurer