Form 10-K
period 2002-12-31
BRIDGE BANCORP INC
filed 2003-03-24
CIK 846617

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2002
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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No[  ]

The approximate market value of the voting stock helf by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2002, was $97,678,299.

                               TABLE OF CONTENTS

PART I

         Item 1       Business                                                                                1

         Item 2       Properties                                                                              3

         Item 3       Legal Proceedings                                                                       3

         Item 4       Submission of Matters to a Vote of Security Holders                                     3

PART II

         Item 5       Market for Registrant's Common Equity and Related Stockholder Matters                   4

         Item 6       Selected Financial Data                                                                 5

         Item 7       Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                           6

         Item 7A      Market Risk                                                                             19

         Item 8       Financial Statements and Supplementary Data                                             20

         Item 9       Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure                                                                              41

PART III

         Item 10      Directors and Executive Officers of the Registrant                                      41

         Item 11      Executive Compensation                                                                  41

         Item 12      Security Ownership of Certain Beneficial Owners and Management                          41

         Item 13      Certain Relationships and Related Transactions                                          41

PART IV

         Item 14      Controls and Procedures                                                                 42

         Item 15      Exhibits, Financial Statement Schedules and Reports on Form 8K                          42

SIGNATURES                                                                                                    43

EXHIBIT INDEX                                                                                                 44

PART I

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2003, dated March 13, 2003, are incorporated by reference into Part III.

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company, the sole subsidiary of which is The Bridgehampton National Bank (the “Bank”). The Registrant was organized as a New York business corporation and incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization; under the plan the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”). The assets transferred to BCI are viewed by the regulators as part of the Bank’s assets in consolidation. The establishment of BCI provides an additional vehicle for access by the Company to the capital markets for future investment purposes. In April 2002, the Bank capitalized a financial subsidiary, Bridgehampton Abstract Holding, LLC. This subsidiary, through its majority investment in Bridge Abstract, LLC, provides an opportunity for the Bank to offer title insurance. This financial subsidiary is not significant in terms of either assets or contributions to the Registrant’s results of operations for the year ended 2002.

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

The Bank, a community-oriented financial institution, engages in full service commercial and consumer banking and limited trust business, including accepting time and demand deposits from the areas surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in (1) mortgages, secured and unsecured commercial and consumer loans; (2) mortgage backed securities; (3) obligations of New York State and local political subdivisions; and (4) U.S. government agency and treasury securities. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts.

The mission of the Company is to achieve excellence in financial performance and build long-term shareholder value through a steadfast commitment to our people, our customer relationships, and the community.

The business strategies, which are integral to the Company’s blueprint for growth, incorporate the following principles:

  Commitment to excellence in financial performance,
  Building market share on eastern Long Island through the provision of core bankingproducts that stimulate deposits and meet the credit requirements of the community,
  Expansion of lines of business with products that complement our market niche,
  Dedication to outstanding levels of service to our customers,
  Selection and retention of the highest quality employees, and
  Effective management of capital.

Building long-term relationships with our customers remains the cornerstone of the Bank’s brand. Key to the Bank’s ability to attract and retain customer relationships is the responsiveness of our senior management team, and a dedication to providing more for our customers in the way of products and services that keep pace. The development of lines of business that complement the Bank’s market niche is essential to the Bank’s success and overall business strategy. Outstanding customer service and an unwavering commitment to community involvement continue to be key to the Company’s corporate culture. We anticipate that this dedication will serve us well in the future.

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment, that are associated with each type of loan that the Company markets. Risks associated with real estate loans include concentrations of loans in a loan type such as commercial real estate and fluctuating values of land and improved properties. The primary risks associated with commercial loans are the experience and quality of the borrower’s management, the business climate, the cash flow of the business and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Company must take possession of the collateral. Consumer loans also have risks associated with concentrations of loans in a single type of loan.

The Company’s strategy in addressing and managing these types of risks is to follow its loan policies and underwriting practices, which include (i) granting loans on a sound and collectible basis; (ii) investing funds profitably for the benefit of the shareholders and the protection of depositors; (iii) understanding the needs of the business and the community and the Company’s general market area while maintaining a balance between maximum yield and minimum risk; (iv) ensuring that primary, secondary and tertiary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; (vi) ensuring that each loan is properly documented; and (vii) developing and applying adequate collection procedures.

The Company introduced a new corporate logo in June 2002. Its design reflects the synergy of a group of financial service companies, led by and including the Bank. The logo communicates the strength and stability of the Bank as a traditional banking provider and also the wider range of services provided by the companies that comprise The Bridge Group. The Bridge Group derives its name from the name of the holding company, Bridge Bancorp, Inc.

As part of the Company’s strategy to find ways to best utilize its available capital, during 2001 the Company instituted a stock repurchase plan repurchasing 117,590 shares of its common stock under the plan. In February 2002, the Company reapproved its stock repurchase plan allowing the repurchase of up to 5% of its current outstanding shares. The total number of treasury shares at December 31, 2002 was 139,611, or 3.3% of the total number of outstanding common shares of 4,117,986. At December 31, 2002, 61,264 shares remain to be repurchased under the current approved stock repurchase plan. In February 2003, the Company reaffirmed its stock repurchase program.

The Bank employs 113 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive.

All phases of the Bank’s business are highly competitive. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence. Most of these competitors are significantly larger than the Bank, and therefore have greater financial and marketing resources than those of the Bank. The Bank considers its major competition to be local commercial banks as well as other commercial banks with branches in the Bank’s market area. The Bank’s market area is located on eastern Long Island, which is comprised of five towns: Riverhead, Southampton, East Hampton, Shelter Island and Southold. Although the Bank does maintain some customer relationships in Riverhead and Shelter Island towns, the majority of its customer base, and all of its branches are located in the towns of Southampton, East Hampton, and Southold. Population of the five towns in 2002 totaled 128,707. Excluding Riverhead and Shelter Island, the population was comprised of 56,254 residents in Southampton, 20,275 in East Hampton, and 21,015 in Southold. Population in these towns grew 1.35%, 1.76% and 0.86%, respectively, from 2001 to 2002. Median age of residents in 2002 was 40.4 in Southampton, 41.6 in East Hampton, and 44.7 in Southold. Median family income in 2002 was $65,144 in Southampton, $52,201 in East Hampton, and $61,108 in Southold.

Eastern Long Island is semi-rural. In recent years, the wine industry has matured, and currently there are approximately 25 vineyards located in the region. Surrounded by water and including the Hamptons, the region is a recreational destination for the New York metropolitan and surrounding areas. Retail establishments; construction and trades; restaurants, bars, lodging and recreation; and professional entities predominate among industries represented in this marketplace. Other industries that have grown significantly over the past five years include real estate, health services, wholesale distributors, and agricultural and related businesses. The vast majority of businesses are considered small businesses employing fewer than ten full-time employees, with most employing fewer than five. Key employers in the region include the municipalities, school districts, hospitals, and financial institutions.

The Registrant is subject to the regulation and supervision of the Federal Reserve Board and the Securities and Exchange Commission. The primary banking agency responsible for regulating the Bank is the Comptroller of the Currency. The Bank also is subject to regulation and supervision by the Federal Reserve Board and the Federal Deposit Insurance Corporation. Additional information on regulatory requirements is set forth in Note 11 to the Consolidated Financial Statements.

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

The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate finance and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation includes:

  o the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

  o auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

  o additional corporate governance and responsibility measures, including

     (i) requiring the chief executive officer and chief financial officer to certify financial statements;

     (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading;

     (iii) requiring a company's chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and

     (iv) protecting whistleblowers and informants;

  o expansion of the power of the audit committee, including the requirements that the audit committee

     (i) have direct control of the engagement of the outside auditor,

     (ii) be able to hire and fire the auditor, and

     (iii) approve all non-audit services;

  o expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions;

  o mandatory disclosure by analysts of potential conflicts of interest; and

  o a range of enhanced penalties for fraud and other violations.

Item 2. Properties

Facilities of the Registrant are located at 2200 Montauk Highway, Bridgehampton, New York in the Bank’s Main Office building. As such, the Registrant itself has no physical properties.

The Bank’s Main Office is owned in fee. The Bank also owns the building which houses its Southold Branch located at 54790 Main Road, Southold, New York. The Bank leases eight additional properties as branch locations at 425 County Road 39A, Southampton, New York; 26 Park Place, East Hampton, New York; 48 East Montauk Highway, Hampton Bays, New York; Mattituck Plaza, Main Road, Mattituck, New York; 218 Front Street, Greenport, New York; 94 Main Street, Southampton, New York; 2 Bay Street, Sag Harbor, New York; and 1 The Plaza, Montauk, New York. The Bank leases additional space at 184 Old Country Road, Riverhead, New York formerly used as a residential mortgage center. The Bank is currently subletting this space. In 2002, the Bank purchased property in the Village of Southampton, which it plans to construct a new branch office. Additionally, the Bank is currently in contract to buy fee title to two properties of which it intends to relocate a number of its leased branches.

Item 3. Legal Proceedings

The Registrant and its subsidiary are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management at the present time, the resolution of any pending or threatened litigation will not have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK INFORMATION

The Company’s common stock is traded on the NASDAQ® over the counter bulletin board market under the symbol, “BDGE”. The following table details the quarterly high and low prices of the Company’s common stock and the dividends declared for such periods.

At December 31, 2002, the Company had approximately 710 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various banks and brokers.

      COMMON STOCK INFORMATION

                                                                        Stock  Prices  Dividends
                                                                         High     Low   Declared
                                      By Quarter 2002
                                      First                           $20.700  $17.500     $0.15
                                      Second                          $25.750  $19.450     $0.15
                                      Third                           $26.000  $23.500     $0.15
                                      Fourth                          $24.500  $22.000     $0.16

                                                                        Stock  Prices  Dividends
                                                                         High     Low   Declared
                                      By Quarter 2001
                                      First                           $17.500  $15.375     $0.13
                                      Second                          $19.000  $17.000     $0.13
                                      Third                           $20.000  $17.500     $0.14
                                      Fourth                          $18.650  $17.500     $0.15

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

December 31,                                       2002        2001         2000     1999      1998

Selected Financial Data:
Securities available for sale  (4)             $182,416    $127,102     $115,537 $ 85,679  $ 70,526
Securities held to maturity  (4)                 11,023      16,159       11,314   12,290     3,969
Loans, net (4)                                  246,094     213,113      198,992  168,899   166,983
Total assets  (4)                               463,986     393,523      354,642  300,044   266,951
Total deposits                                  406,409     357,155      313,379  274,322   241,531
Total stockholders' equity  (3)                  39,971      32,861       28,788   23,672    22,232

Year Ended December 31,

Selected Operating Data:
Total interest income (including fee income)   $ 26,486    $ 27,009     $ 25,458 $ 21,056  $ 19,019
Total interest expense                            4,490       7,868        8,753    6,135     5,978

Net interest income                              21,996      19,141       16,705   14,921    13,041
Provision for loan losses                           220         323          105      420       425

Net interest income after provision
      for loan losses                            21,776      18,818       16,600   14,501    12,616
Total other income                                3,405       2,419        1,734    2,264     2,671
Total other expenses                             11,942      11,198       10,234    9,611     9,303

Income before income taxes                       13,239      10,039        8,100    7,154     5,984
Provision for income taxes                        4,722       3,292        2,464    2,387     2,089

Net income                                      $ 8,517     $ 6,747      $ 5,636  $ 4,767    $3,895

December 31,
Selected Financial Ratios and Other Data:
Return on average equity  (1)                     25.93%      23.13%       21.86%   21.00%    19.19%
Return on average assets  (1)                      1.93%       1.74%        1.62%    1.59%     1.51%
Equity to assets  (1) (4)                          7.80%       7.87%        7.77%    8.15%     8.00%
Dividend payout ratio                             29.57%      34.27%       36.83%   37.47%    38.05%
Diluted earnings per share  (2)                    $2.05       $1.60        $1.32    $1.11     $0.91
Basic earnings per share  (2)                      $2.07       $1.61        $1.33    $1.12     $0.92
Cash  dividends  declared  per common  share       $0.61       $0.55        $0.49    $0.42     $0.35

(1) For purposes of these calculations, average stockholders' equity and average assets exclude the effect of changes in other comprehensive income, net of taxes.

(2) On July 20, 1998, the Board of Directors declared a three-for-one stock split in the form of a stock dividend payable August 31, 1998, to shareholders of record as of August 19, 1998. As a result, $14,439,990 was transferred from Undivided Profits and Capital Surplus at August 19, 1998 to reflect the issuance. All per share amounts have been adjusted to reflect the effects of this split.

(3) The equity section of the balance sheet also reflects the decrease in the par value of the Company's Common Stock from a par value of Five Dollars ($5.00) per share to a par value of One Cent ($0.01) per share. This change was authorized by the Board of Directors and adopted by the Shareholders at the Company's April 19, 1999 annual meeting. The change was effectuated during the second quarter of 1999 by filing an amendment to the Company's certificate of incorporation. Such reduction in par value permitted the Company to decrease its stated capital by approximately $21,203,000. Capital surplus increased by approximately $21,203,000, thereby providing the Company with the ability to allow payments of dividends from surplus if deemed advisable or necessary by the Board of Directors. Capital surplus has not been restated for prior periods. It should be realized, however, that as a practical matter the Company would only have the ability to pay out a moderate proportion of the aggregate increase in capital surplus as dividends since there are regulatory restrictions on the payment of dividends.

(4) Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This report, as well as other written communications made from time to time by the Company or the Bank and oral communications made from time to time by authorized officers of the Company or the Bank, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as "expects," "believes," "should," "plans," "anticipates," "will," "potential," "could," "intend," "may," "outlook," "predict," "project," "would," "estimates," and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth [on both accounting principles generally accepted in the United States of America ("GAAP") and cash basis]; revenue growth in retail banking, lending and other areas; origination volume in the Company`s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Bank's annual results could differ materially from those management expectations contemplated by the forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, prevailing economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality and composition of the Bank's loan and investment portfolios, changes in management's business strategies, changes in accounting principles, policies or guidelines, changes in real estate values and other economic, competitive, governmental, regulatory and technological factors affecting the Bank's operations, markets, products, services and prices. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2002 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

Following is a description of our critical accounting policy and an explanation of the methods and assumptions underlying its application.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in our loan portfolio. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances. The allowance for loan losses has been determined in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies."

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable incurred losses, past loss experience, current economic conditions, and concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114." Such evaluation, which includes a review of loans for which full collectibility is not reasonably assured, considers the estimated fair value of the underlying collateral, if any, current economic and regulatory conditions, current and historical loss experience of similar loans and other factors that determine risk exposure to arrive at an adequate loan loss allowance for a specific loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured; the estimates of the fair value of the underlying collateral; and the assessments of economic and regulatory conditions. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on commercial or secured consumer loans. The result of these analyses is the allocation of the overall allowance to individual valuation allowances for specific loans considered impaired.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. Loan pool analyses are performed on the balance of the Bank's loan portfolio, primarily consisting of real estate loans as well as secured and unsecured commercial and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Bank for this purpose are: home equity lines of credit, residential mortgages, commercial mortgages, consumer and commercial construction loans, commercial lines of credit and commercial installment loans and unsecured consumer loans. For each such defined pool there is a set of sub-pools based upon delinquency status, including: current, 30-59 days past due, 60-89 days past due, over 90 days past due and loans deemed classified by the Classification Committee of the Board of Directors. For each sub-pool, the Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in that pool of loans. These ranges are based upon a number of factors, including the risk characteristics of the pool, as well as probable and incurred loss and migration experience considering current economic conditions and industry norms. We also consider the growth in the portfolio as well as our credit administration and asset management philosophies and procedures. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. The ranges of loan pool valuation allowances developed by the Bank are applied to the outstanding principal balance of the loans in each pool and sub-pool; as a result, further allocations of the valuation allowance are made. These evaluations are inherently subjective because, even though they are based on objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance.

The adequacy of the reserves are adjusted quarterly, to a level deemed appropriate by management, based on their risk assessment of the entire portfolio. Based on the Classification Committee's review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at December 31, 2002, management believes the allowance for loan losses has been established and maintained at levels adequate to reflect the probable losses incurred in our loan portfolio. While management uses available information to recognize losses on loans, future additions or reductions to the allowance may be necessary based on changes in economic or market conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding our allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

GENERAL

Bridge Bancorp, Inc. ("the Company"), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent-only basis, had minimal results of operations for 2002, 2001 and 2000. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly-owned subsidiary, The Bridgehampton National Bank ("the Bank"), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. Interest income on loans and investments is a function of the average balances outstanding and the average rates earned during a period. Interest expense is a function of the average amount of interest bearing deposits and the average rates paid on such deposits during a period. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, and net gains and losses on sales of securities and loans. The Bank's net income is further affected by the level of its other expenses, such as employees' salaries and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the notes thereto and the other financial information included elsewhere in this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

OVERVIEW

The record earnings performance in 2002 reflects multiple factors including: (a) the continued branch expansion program resulting in deposit growth to $406,409,000, a 13.8% increase over 2001, (b) maintenance of a strong net interest margin, (c) interest earning asset growth, (d) control over operating expenses, (e) continued strong credit quality, and (f) increased fee income. Each of these elements is discussed in the following sections. The Company continues to be dedicated to maintaining this performance through strategic planning and effective action to continue its goals. The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. Management seeks to maintain the Company's asset quality for loans and other investments, and use appropriate portfolio and asset and liability management techniques in an effort to manage the effects of interest rate volatility on profitability and capital.

FINANCIAL CONDITION

The assets of the Company totaled $463,986,000 at December 31, 2002, an increase of $70,463,000 or 17.9% from the previous year-end. This increase mainly results from an increase in debt and equity securities of $50,178,000 or 35.0%, and an increase in total loans of $33,026,000 or 15.3%.

The Bank's loan portfolio consists primarily of real estate loans secured by commercial and residential properties located in the Bank's principal lending area. Interest rates charged by the Bank on loans are affected principally by market indices, competition, relationship and risk. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

Total loans grew $33,026,000 or 15.3% since year end 2001. Average loans grew by $17,262,000 or 8.2% when compared to the prior year. Each component of the loan portfolio contributed to the growth; real estate mortgage loans increased $17,012,000 or 9.9%, real estate construction loans increased $3,736,000 or 42.5%, installment/consumer loans increased $1,862,000 or 30.3% and commercial and financial loans increased $10,411,000 or 36.8% since December 31, 2001. Growth in real estate loans is partially attributed to an increase in commercial mortgages and a marketing campaign promoting home equity loans.

The following table sets forth the major classifications of loans:

December 31,                                   2002        2001        2000        1999        1998
(In thousands)
Real estate mortgage loans                 $189,226    $172,214    $151,598    $128,643    $114,170
Commercial, financial, and
agricultural loans                           38,692      28,281      28,475      24,918      20,381
Installment/consumer loans                    8,011       6,149       6,838       4,714       6,973
Real estate construction loans               12,520       8,784      14,291      12,834      27,456

Total loans                                 248,449     215,428     201,202     171,109     168,980
Unearned income                                (61)        (66)       (110)       (239)       (284)

                                            248,388     215,362     201,092     170,870     168,696
Allowance for loan losses                    (2,294)     (2,249)     (2,100)     (1,971)     (1,713)

Net loans                                  $246,094    $213,113    $198,992    $168,899    $166,983

Selected Loan Maturity Information

The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of non-commercial real estate mortgages and consumer loans to individuals as of December 31, 2002.

                                                   After One
                                     Within One   But Within        After
                                           Year   Five Years   Five Years      Total
(In thousands)

Commercial loans                         $4,086      $ 9,235     $101,407   $114,728
Construction loans (1)                    1,025        1,715        7,248      9,988

      Total loans                        $5,111      $10,950     $108,655   $124,716

Rate provisions:
Amounts with fixed interest rates        $    -      $ 5,399     $    219   $  5,618
Amounts  with  variable   interest
rates                                  5,111        5,551      108,436    119,098

      Total                              $5,111      $10,950     $108,655   $124,716

(1) included in the "After Five Years" column,  are one-step construction loans that contain a preliminary construction period
(interest only) that automatically convert to amortization at the end of the construction phase.

Past Due, Nonaccrual and Restructured Loans

The following table sets forth selected information about past due, nonaccrual and restructured loans.

December 31,                                        2002     2001   2000    1999    1998
(In thousands)
Loans  90  days  or more  past  due and  still
accruing                                            $  -      $ -    $ -     $ 1    $  4
Nonaccrual loans                                     200      532    769     189   1,208
Restructured loans                                     -        -      -     776       -
Other real estate owned, net                           -        -      -       -       -

Total                                               $200     $532   $769    $966  $1,212

Year Ended December 31,
Gross  interest  income  that  would have been
recorded
  during the year under original terms:
Nonaccrual loans                                     $13     $ 66   $ 97     $63   $ 128
Restructured loans                                     -        -      -       -       -

Gross  interest  income  recorded  during  the
year:
Nonaccrual loans                                     $ 4     $ 17   $ 10     $ 4    $ 37
Restructured loans                                     -        -      -       -       -

Commitments for additional funds                       -        -      -       -       -

Total securities increased to $193,439,000 at December 31, 2002 from $143,261,000 at December 31, 2001. The available for sale portfolio increased 43.5% to $182,416,000 primarily as a result of increased holdings due to excess funds from increased deposits, and increases in principal repayments on loans and securities. Funds were deployed primarily into bullet agency securities and mortgage-backed securities, as the Bank filled out its liquidity ladder while maintaining shorter maturities in this historically low rate environment. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. Obligations of U.S. Government Agencies increased to $57,965,000 at December 31, 2002 from $17,300,000 at December 31, 2001. The Bank continued to maintain its levels of mortgaged-backed securities, which represented approximately 48.2% of the available for sale balance at December 31, 2002.

A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:

December 31,                                                                     2002                                             2001                                            2000
(In thousands)
                                                          Gross       Gross  Estimated                    Gross       Gross  Estimated                    Gross       Gross  Estimated
                                          Amortized  Unrealized  Unrealized       Fair    Amortized  Unrealized  Unrealized       Fair    Amortized  Unrealized  Unrealized       Fair
                                               Cost       Gains      Losses      Value         Cost       Gains      Losses      Value         Cost       Gains      Losses      Value
Available for sale:
  U.S.  Treasury securities                $      -     $    -         $  -    $     -     $     -       $   -      $     -   $      -     $  2,017      $   15     $     -    $ 2,032
  Oblig.  of U.S.  Government agencies       55,683       2,282           -     57,965       17,073         235          (8)    17,300        6,944         106           -      7,050
  Oblig.  of NY State & pol.  subs.          33,235       1,751          (3)    34,983       25,900         884          (9)    26,775       34,318         492         (29)    34,781
  Mortgage-backed securities                 84,716       3,136           -     87,852       79,264       2,370         (56)    81,634       68,923       1,724         (56)    70,591
Nonmarketable equity securities:
  Federal Reserve Bank Stock                     36           -           -         36           36           -           -         36           36           -           -         36
  Federal Home Loan Bank Stock                1,580           -           -      1,580        1,357           -           -      1,357        1,047           -           -      1,047

    Total available for sale            175,250       7,169          (3)   182,416      126,630       3,489         (17)   127,102      113,285       2,337         (85)  $115,537
Held to maturity:
  Oblig.  of NY State & pol.  subs.          11,023           9           -     11,032       16,159          59           -     16,218       11,314          17           -     11,331
Total held to maturity                       11,023           9           -     11,032       16,159          59           -     16,218       11,314          17           -     11,331
Total debt and equity securities           $186,273      $7,178        $ (3)  $193,448     $139,789      $3,548      $  (17)  $143,320     $124,599      $2,357        $(85)  $126,868

The source of funds for the increase in assets was derived from increased deposits of $49,254,000 or 13.8%. There also was an increase in overnight borrowings of $12,300,000 from the prior year-end. Demand deposits increased $10,494,000 or 9.1%. This increase is attributed to growth in deposits partially associated with business development efforts in new and existing markets. Savings, N.O.W. and money market deposits increased $33,755,000 or 18.3%. This increase is primarily attributed to increased money market deposits both in public fund accounts and individual, partnership and corporate accounts. Certificates of deposit of $100,000 or more and other time deposits increased $5,005,000 or 8.7% over December 31, 2001.

Total stockholders’ equity was $39,971,000 at December 31, 2002, an increase of 21.6% over December 31, 2001. The increase of $7,110,000 was the result of net income for the year ended December 31, 2002 of $8,517,000; plus the proceeds of $62,000 from the exercise of incentive stock options pursuant to the equity incentive plan; plus $60,000 for the issuance of vested stock awards from treasury; less cash dividends declared of $2,518,000; less the purchase price of 57,000 shares of common stock which was acquired and is now held as treasury stock at a cost of $1,067,000; and plus the net increase in other comprehensive income, net of tax, of $2,056,000. Changes in market conditions were the primary reason for the net increase in unrealized appreciation in securities available for sale, which increased other comprehensive income.

ASSET AND LIABILITY MANAGEMENT

The Company’s primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits, and the credit quality of earning assets. Management’s asset and liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of its operations to changes in interest rates.

The Company’s Asset and Liability Committee, comprised of members of senior management and the Board, meets quarterly to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management which are reviewed and approved by the full Board of Directors. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be able to respond to changes in interest rates.

ANALYSIS OF NET INTEREST INCOME

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Bank’s average consolidated statements of financial condition and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include non-performing loans. The yields and costs include fees, which are considered adjustments to yields. Interest on non-accruing loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No.115.

    Year Ended December 31,                                   2002                           2001                           2000
    (In thousands)                                          Average                        Average                       Average
                                         Average             Yield/    Average              Yield/    Average             Yield/
                                         Balance Interest      Cost    Balance  Interest      Cost    Balance  Interest     Cost

    Interest earning assets:
      Loans (including fee income)      $228,720  $17,485      7.6%   $211,458   $18,188      8.6%   $182,678   $17,012     9.3%
      Mortgage backed securities          81,516    5,179       6.4     79,800     5,729       7.2     58,834     4,242      7.2
      Tax exempt securities  (1)          42,930    2,580       6.0     38,672     2,517       6.5     41,631     2,647      6.4
      Taxable securities                  41,913    1,798       4.3     12,693       793       6.2     16,866     1,099      6.5
      Federal funds sold                  16,909      295       1.7     15,025       498       3.3     14,944       948      6.3
      Other securities                     1,565       68       4.3      1,321        77       5.8      1,083        75      6.9
      Deposits with banks                     79        1       1.3        826        32       3.9      3,751       240      6.4

    Total interest earning assets        413,632   27,406      6.6%    359,795    27,834      7.7%    319,787    26,263     8.2%

    Non interest earning assets:
      Cash and due from banks             15,685                        14,176                         13,196
      Other assets                        12,953                        13,283                         14,792

    Total assets                        $442,270                      $387,254                       $347,775

    Interest bearing liabilities:
      Savings, N.O.W. and
        money market deposits           $225,278   $2,889      1.3%   $186,011   $ 5,201      2.8%   $155,680   $ 5,449     3.5%
      Certificates   of   deposit
      of $100,000 or more                 24,038      706       2.9     25,296     1,181       4.7     29,779     1,665      5.6
      Other time deposits                 33,042      871       2.6     33,692     1,464       4.3     33,832     1,582      4.7
      Federal funds purchased                965       17       1.8        479        19       4.0        859        57      6.6
      Other borrowings                       470        7       1.5         68         3       4.4          -         -        -

    Total      interest       bearing
    liabilities                          283,793    4,490      1.6%    245,546     7,868      3.2%    220,150     8,753     4.0%

    Non interest bearing liabilities:
      Demand deposits                    123,915                       111,038                         99,969
      Other liabilities                    1,712                         1,498                          1,870

    Total liabilities                    409,420                       358,082                        321,989
    Stockholders' equity                  32,850                        29,172                         25,786

    Total liabilities and
    stockholders' equity                $442,270                      $387,254                       $347,775

    Net interest income/interest
      rate spread  (1)                             22,916      5.0%               19,966      4.5%               17,510     4.2%

    Net earning assets/net yield on
      average    interest    earnings
    assets  (2)                         $129,839               5.5%   $114,249                5.6%   $ 99,637               5.5%

    Ratio of interest  earning assets
    to
      Interest bearing liabilities                           145.8%                         146.5%                        145.3%

    Less: Tax equivalent adjustment                 (920)                          (825)                          (805)

    Net interest income                           $21,996                        $19,141                        $16,705

(1) The above table is presented on a tax equivalent basis.  Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

Net interest income also can be analyzed in terms of the impact of changing rates and changing volumes. The following table illustrates the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) net changes. For purposes of this table, changes which are not due solely to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include nonaccrual loans.

            Year Ended December 31,                                2002 Over 2001               2001 Over 2000
                                                                   Changes Due To               Changes Due To
            (In thousands)                                    Volume        Rate Net Change   Volume     Rate  Net Change
            Interest income on interest
               earning assets:
            Loans (including loan fee income)                 $1,455     $(2,158)    $(703)   $2,527  $(1,351)     $1,176
            Mortgage-backed securities                           118        (668)     (550)    1,487        -       1,487
            Tax exempt securities  (1)                           265        (202)       63      (175)      45        (130)
            Taxable securities                                 1,312        (307)     1,005     (258)     (48)       (306)
            Federal funds sold                                    57        (260)     (203)        5     (455)       (450)
            Other securities                                      13         (22)       (9)       15      (13)          2
            Deposits with banks                                  (18)        (13)      (31)     (138)     (70)       (208)

               Total interest earning assets                  $3,202     $(3,630)    $(428)   $3,463  $(1,892)     $1,571

            Interest expense on interest
               bearing liabilities:
            Savings, N.O.W. and money market deposits          $ 924     $(3,235)  $(2,311)    $ 953  $(1,201)     $(248)
            Certificates of deposits of $100,000 or more         (55)       (420)     (475)     (234)    (250)      (484)
            Other time deposits                                  (28)       (566)     (594)      (17)    (101)      (118)
            Federal funds purchased                               13         (15)       (2)      (20)     (18)       (38)
            Other borrowings                                       7          (3)        4         3        -          3

               Total interest bearing liabilities              $ 861     $(4,239)  $(3,378)    $ 685  $(1,570)     $(885)

            Net interest income                               $2,341       $ 609    $2,950    $2,778   $ (322)     $2,456

(1) The above table is presented on a tax equivalent basis.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

General.

Net income for 2002 totaled $8,517,000, or $2.05 per share, as compared to net income of $6,747,000 or $1.60 per share for the year ended December 31, 2001. Net income for 2002 increased $1,770,000 or 26.2%, over 2001. Highlights include: (i) a $2,855,000 or 14.9% increase in net interest income; (ii) a $986,000 or 40.8% increase in total other income; and (iii) a $744,000 or 6.6% increase in total other expenses over the same period in 2001. The provision for income taxes increased $1,430,000 or 43.4%. In addition, net income reflects returns of 25.93% on average total stockholders' equity and 1.93% on average total assets as compared to the corresponding figures for December 31, 2001 of 23.13% on average total stockholders' equity and 1.74% on average total assets. For purposes of these calculations, average stockholders' equity excludes the effects of changes in other comprehensive income, net of taxes.

Net Interest Income.

Net interest income, the primary source of income, increased to $21,996,000 in 2002 from $19,141,000 in 2001. The increase of 14.9% reflects an increase in average interest earning assets to $413,632,000 in 2002 from $359,795,000 in 2001 or 15.0%. Average interest bearing liabilities increased to $283,793,000 in 2002 from $245,546,000 in 2001or 15.6%. The tax adjusted net yield on average interest earning assets decreased to 5.5% in 2002 from 5.6% in 2001.

Interest Income.

Total interest income decreased to $26,486,000 in 2002 from $27,009,000 in 2001, a decrease of 1.9%. The average yield on total interest earning assets for 2002 decreased to 6.6% from 7.7% for 2001.

Interest income on loans (including fee income) decreased $703,000 during 2002, as a result of a decrease in interest rates, offset by an increase in average loans of 8.2% to $228,720,000 in 2002 from $211,458,000 in 2001. The yield on average loans for 2002 decreased to 7.6% from 8.6% for 2001. Interest on investment in debt and equity securities increased $414,000 or 5.0% over 2001. The increase resulted from an increase in average investment in debt and equity securities of 26.7% to $167,924,000 in 2002 from $132,486,000 in 2001. The tax adjusted average yield on debt and equity securities decreased to 5.7% in 2002 from 6.9% in 2001.

Interest Expense.

Interest expense decreased $3,378,000 to $4,490,000 in 2002 from $7,868,000 in 2001. The decrease of 42.9% in interest expense was caused by the cost of average interest bearing liabilities decreasing to 1.6% during 2002 from 3.2% during 2001.

Provision for Loan Losses.

Total loans grew $33,026,000 or 15.3% since year end 2001. Average loans grew by $17,262,000 or 8.2% when compared to the prior year. Each component of the loan portfolio contributed to the growth, however, real estate mortgage loans were the primary contributor and increased $17,012,000 or 9.9%. Commercial loans increased $10,411,000 or 36.8% over December 31, 2001. Growth in real estate loans is partially attributed to an increase in commercial mortgages and a marketing campaign promoting home equity loans. Fixed rate loans represented 17.0% of total loans at December 31, 2002 and 22.5% of total loans at December 31, 2001.

The performance of the loan portfolio continued to be strong for the year ended December 31, 2002. Since December 31, 2001 non-performing loans decreased 62.4% from $532,000 to $200,000, representing 0.08% of loans, net, at December 31, 2002. The Company had no foreclosed real estate at December 31, 2002. Total non-performing assets represented 0.04% of total assets at the corresponding date.

By adherence to disciplined underwriting standards the Bank has minimized net losses from loans with net charge-offs of $155,000 for the year ended December 31, 2002. Net charge-offs for the year ended December 31, 2001 totaled $75,000. The Bank has maintained the strength of its loan portfolio, as evidenced by its ratio of allowance for loan losses to non-performing loans of 1147.0% and 422.7% at December 31, 2002 and 2001, respectively.

Loans of approximately $8,417,000 at December 31, 2002 were classified as potential problem loans, which represent 3.4% of total loans. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. This was an increase from 2001 of $4,135,000, which represented 1.9% of total loans. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Management implemented an enhanced loan review analysis process during 2002, which assists in the early identification of problem loans. Due to the structure and nature of the credits, management is confident that the likelihood of sustaining a significant loss on these relationships is remote.

Based on management's continuing review of the overall loan portfolio and the current asset quality of the portfolio, a provision for loan losses of $220,000 was recorded in 2002. A $323,000 provision for loan losses was made for fiscal year end 2001. The allowance for loan losses increased to $2,294,000 at December 31, 2002, as compared to $2,249,000 at December 31, 2001. As a percentage of loans, the allowance was 0.92% at December 31, 2002 and 1.04% at December 31, 2001.

The following table sets forth changes in the allowance for loan losses.

December 31,                                     2002        2001        2000        1999       1998
(In thousands)

Allowance for loan losses
    balance at beginning of period             $2,249      $2,100      $1,971      $1,713     $1,393

Charge-offs:
Real estate mortgage loans                          4           -           9         170          -
Commercial,  financial and  agricultural
loans                                     212         108          62          39         31
Installment/consumer loans                         22          59          36          62        165

   Total                                          238         167         107         271        196

Recoveries:
Real estate mortgage loans                          8          29          58           -          -
Commercial,  financial and  agricultural
loans                                      44          12           1           4         32
Installment/consumer loans                         31          51          72         105         59

   Total                                           83          92         131         109         91

Net charge-offs (recoveries)                      155          75        (24)         162        105
Provision for loan losses
    charged to operations                         220         323         105         420        425

Balance    before   reclass   to   other
liabilities                                     2,314       2,348       2,100       1,971      1,713

Net change in other liabilities  portion
allocated to off balance sheet items         (20)        (99)           -           -          -

Balance at end of period                       $2,294      $2,249      $2,100      $1,971     $1,713

Ratio of net charge-offs during period
    to average loans outstanding                0.07%       0.04%     (0.01%)       0.10%      0.07%

Allocation of Allowance for Loan Losses.

The following table sets forth the allocation of the total allowance for loan losses by loan type.

Year Ended December 31,                           2002                2001                2000              1999               1998
(In thousands)                              Percentage          Percentage          Percentage        Percentage         Percentage
                                              of Loans            of Loans            of Loans          of Loans           of Loans
                                              to Total            to Total            to Total          to Total           to Total
                                     Amount      Loans   Amount      Loans   Amount      Loans   Amount    Loans   Amount     Loans

Commercial, financial and
agricultural loans                     $591      15.6%     $505      13.1%     $560      14.2%     $565    14.6%     $421     12.0%
Real estate construction loans          227       5.0%      337       4.1%      305       7.1%      287     7.5%      430     16.3%
Real estate mortgage loans            1,160      76.2%    1,160      79.9%    1,031      75.3%      910    75.1%      659     67.6%
Installment/consumer loans              316       3.2%      247       2.9%      204       3.4%      209     2.8%      203      4.1%

     Total                           $2,294     100.0%   $2,249     100.0%   $2,100     100.0%   $1,971   100.0%   $1,713    100.0%

Other Income.

Other income increased by $986,000 or 40.8% to $3,405,000 in 2002 compared to $2,419,000 in 2001. Service charges on deposit accounts for the year ended December 31, 2002 totaled $2,024,000, an increase of $662,000 or 48.6% over 2001. This increase is primarily attributed to an increase in service charge fees implemented in February 2002 and a decrease in the volume of waived fees during 2002. There were no net gains on securities during 2002 while net gains on securities of $78,000 were recognized in 2001. Fees for other customer services for the year ended December 31, 2002 totaled $1,280,000, an increase of $405,000 or 46.3% over 2001. This increase is partially attributed to merchant processing income due to an increase in the volume of merchant sales. Additionally during 2002, all ATM cards were converted to ATM/debit cards producing higher fee income.

Other operating income for the year ended December 31, 2002 totaled $101,000, a decrease of $3,000 or 2.9% over the last year. This decrease is due to the receipt of an insurance recovery resulting from a prior year loss totaling approximately $51,000 that was recognized during the second quarter of 2001.

Other Expenses. Other expenses increased by $744,000 or 6.6% to $11,942,000 in 2002 from $11,198,000 in 2001. The components of this change included an increase in salaries and employee benefits of $220,000 or 3.6%, reflecting salary and benefit increases and increased staffing, primarily for the new branch office in Hampton Bays that was staffed in the second quarter of 2002 and opened in July 2002; an increase in net occupancy expense of $107,000 or 10.4%; and an increase in furniture and fixture expense of $91,000 or 10.3%. Increases in net occupancy, as well as furniture and fixture expense, were partially attributed to the cost associated with the new branch offices. This increase also is attributed to depreciation expense of management information systems that were purchased during 2001 and the first quarter of 2002. Systems were purchased partially due to the introduction of consumer Internet banking. Increased advertising also attributed to this change as the Bank actively marketed its new branch network and product offerings.

Included in employee benefits is the expense of $155,000 and $100,000 for December 31, 2002 and 2001, respectively, related to a non-contributory pension plan covering all of the Bank’s eligible employees. See Note 7.a to the Consolidated Financial Statements. The pension expense is based upon a standard set of assumptions: discount rate, salary scale and the expected return on assets. The Bank continually reviews these assumptions to ensure the appropriate expense is recorded and a correct level of funding is maintained. Various factors were reviewed including, but not limited to Moody’s ratings, U.S. Treasury rates, and other trends.

Other operating expenses for the year ended December 31, 2002 totaled $2,863,000, an increase of $292,000 or 11.4% over the prior year. Increases were attributable to stationery costs as a result of the new logo as well as increases in consulting expenses.

Provision for Income Taxes.

The provision for income taxes increased to $4,722,000 for 2002 from $3,292,000 for 2001. This increase was due to income before income taxes increasing to $13,239,000 in 2002 from $10,039,000 in 2001. The effective tax rate for the year ended December 31, 2002 was 36% as compared to the prior year rate of 33%. This increase primarily results from the Bank holding less tax-exempt securities, and a reduction in the consolidated subsidiary’s income as a percentage of total income.

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

The performance of the loan portfolio continued to be strong for the twelve months ended December 31, 2001. Since December 31, 2000 non-performing loans decreased 44.6% from $769,000 to $532,000, representing 0.25 % of loans, net, at December 31, 2001. The Company had no foreclosed real estate at December 31, 2001. Total non-performing assets represented 0.14% of total assets at the corresponding date.

By adherence to its disciplined underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge offs of $75,000 for the year ended December 31, 2001, as opposed to net recoveries of $24,000 for the year ended December 31, 2000. The Bank has maintained the strength of its loan portfolio, as evidenced by its ratio of allowance for loan losses to non-performing loans of 422.7% and 273.1% at December 31, 2001 and 2000, respectively.

Loans of approximately $4,282,000 at December 31, 2001 were classified as potential problem loans. These are loans for which management has information, which indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.

Based on management’s continuing review of the overall loan portfolio and the current asset quality of the portfolio, a provision for loan losses of $323,000 was recorded in 2001. A $105,000 provision for loan losses was made for fiscal year end 2000. The allowance for loan losses increased to $2,249,000 at December 31, 2001, as compared to $2,100,000 at December 31, 2000. As a percentage of loans, the allowance was 1.04% at December 31, 2001 and 2000.

The Bank seeks to maintain its loans in performing status through, among other things, consistent monitoring of non-performing assets in an effort to return them to current status. The Bank also monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, delinquency trends, probable losses, past loss experience, current economic conditions, concentrations of credit. and other pertinent factors. Weight is also given to input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the year ended December 31, 2001, management believes the allowance for possible loan losses is adequate.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of the information available to them at the time of their examination.

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

Fees for other customer services for the year ended December 31, 2001 totaled $875,000, an increase of $100,000 or 12.9% over 2000. This increase is attributed to an increase in merchant processing income due to an increase in the volume of merchant sales during 2001 and fees received through the continued marketing of a new debit card product introduced during the third quarter of 1999.

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

Total other operating expenses for the year ended December 31, 2001 totaled $2,571,000, an increase of $67,000 or 2.7% over the prior year. During the second half of 2001, the Bank wrote off approximately $160,000 resulting from charge back losses on one merchant processing vendor. At this time, the Bank does not foresee further losses relative to this merchant as materially affecting earnings. During the first quarter of 2000, the Company had incurred nonrecurring set up costs to bring the item processing function in house. Expenses paid to a former vendor of these services remained high during the transition period. With more item processing transactions now being conducted in house, the fees paid to this vendor, as well as the item processing printing costs, are steadily declining. Item processing fees paid to an outside vendor decreased $75,000 or 93.2 % to $6,000 in 2001 from $81,000 in 2000.

Provision for Income Taxes.

The provision for income taxes increased to $3,292,000 for 2001 from $2,464,000 for 2000. This increase was due to income before income taxes increasing from $8,100,000 in 2000 to $10,039,000 in 2001. The effective tax rate for the year ended December 31, 2001 was 33% as compared to the prior year rate of 30%. This increase primarily results from the Bank holding less tax-exempt securities, and a reduction in the consolidated subsidiary’s income as a percentage of total income.

LIQUIDITY

The objective of liquidity management is to ensure the availability of sufficient resources to meet all financial commitments. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions (see Note 1.k to the Consolidated Financial Statements), dividends from the Bank to the Company at December 31, 2002 were limited to $11,656,000, which represents the Bank’s 2002 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders. In the event the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, growth in the core deposit base, and lines of credit with other financial institutions including the Federal Home Loan Bank. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and asset prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset and liability objectives and suggested O.C.C. measurements such as loan to capital ratios. Historically, the Bank has relied on its deposit base, drawn from its market area through its branch offices, as its principal source of funding. Although the Bank seeks to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to its customers, the Bank also strives to manage the overall cost of the funds needed to finance its strategies. At December 31, 2002, the Bank had aggregate lines of credit of $37,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $17,000,000 is available on an unsecured basis; as of December 31, 2002, the Bank had $4,300,000 in such borrowings outstanding. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against its unencumbered residential mortgages owned by the Bank. At December 31, 2002, the Bank was borrowing $8,000,000 from the FHLB. The Bank also has a master repurchase agreement with the FHLB, which further increased its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit under its contingency funding plan. The Bank does not anticipate the need to borrow under the master repurchase agreement or brokered certificates of deposit in the near future.

The Company’s liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Excess short-term liquidity is invested in overnight federal funds sold. Management believes the Company has sufficient liquidity to meet its operating requirements.

CAPITAL RESOURCES

As a result of undistributed net income, plus the change in net unrealized appreciation in securities available for sale, net of tax, and the issuance of shares of common stock pursuant to the equity incentive plan, the Company’s stockholders’ equity increased to $39,971,000 at December 31, 2002 from $32,861,000 at December 31, 2001. The ratio of stockholders’ equity to total assets increased to 8.61% at year end 2002 from 8.35% at year end 2001.

Loan commitments outstanding as of December 31, 2002 totaled approximately $62,407,000. The funding of such commitments is derived from the primary sources of liquidity stated previously. See Note 9.c to the Consolidated Financial Statements for a discussion of loan commitments.

The following represents commitments outstanding at December 31, 2002:

                                Total
                 Amounts   Less than      One to    Four to  Over Five
                                Committed  One Year Three Years Five Years      Years
(In thousands)
Operating Leases                   $1,653    $    -      $1,080      $ 245       $328
Standby letters of credit           2,817     2,141         676          -          -
Loan commitments outstanding        4,720     4,720           -          -          -
Unused equity lines                27,312     2,508       6,338     18,306        160
Unused construction lines           4,211        75       1,389          -      2,747
Unused lines of credit             18,105    12,760       3,302        533      1,510
Unused overdraft lines              8,059     5,452       2,454        153          -

Total commitments outstanding     $66,877   $27,656     $15,239    $19,237     $4,745

The Company exceeds the risk-based capital adequacy ratio levels required by the regulatory agencies (see Note 11 to the Consolidated Financial Statements). Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required levels more than adequate to meet the growth of the Bank or any higher ratios required by the discretionary authority of the regulators. The Company has the ability to issue additional common stock should the need arise.

The Company had return on average equity of 25.93%, 23.13%, and 21.86%, and return on average assets of 1.93%, 1.74%, and 1.62% for the years ended December 31, 2002, 2001, and 2000, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and notes thereto presented herein have been prepared in accordance with GAAP, which require the measurements of financial position and operating results in historical dollars, or current value, without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company’s operations. Unlike industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods or services.

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1.o of Notes to Consolidated Financial Statements.

Item 7A. Market Risk

Significant increases in the level of market interest rates may adversely affect the fair value of securities and other interest earning assets. At December 31, 2002, $190,383,000 or 98.0% of the Company’s securities had fixed interest rates. Generally, the value of fixed rate instruments fluctuates inversely with the changes in interest rates. As a result, increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold or, in the case of interest earning assets classified as available for sale, the Company’s stockholders’ equity if retained. Increases in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one year horizon given both a 200 basis point upward and downward shift in interest rates. Because of the current historically low rate environment, the simulation modeled was a 100 basis point shift downward at December 31, 2002. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at December 31, 2002 and 2001:

 Change in Interest                     2002                      2001
     Rates in Basis         Potential Change          Potential Change
             Points                   in Net                    in Net
       (RATE SHOCK)          Interest Income           Interest Income

                      $ Change      % Change       $ Change   % Change
                200  $(921,000)       (4.04)%   $   197,000      1.05%
             Static          -            -               -         -
              (100)  $ 421,000         1.85%    $  (442,000)    (2.36)%
              (200)          -            -     $(1,312,000)    (6.99)%

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, but not limited to, the nature and timing of interest rate levels and yield curve shapes, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment and replacement of asset and liability cash flows. While assumptions are developed based upon perceived current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences may change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)

                                                                                                     December 31,   December 31,
                                                                                                             2002           2001

   ASSETS
   Cash and due from banks                                                                                $10,706        $10,813
   Interest earning deposits with banks                                                                       101             50
   Federal funds sold                                                                                           -         13,500
             Total cash and cash equivalents                                                               10,807         24,363

   Investment in debt and equity securities, net:
      Securities available for sale, at fair value                                                        182,416        127,102
      Securities held to maturity (fair value of $11,032 and $16,218, respectively)                        11,023         16,159
             Total investment in debt and equity securities, net                                          193,439        143,261

   Loans                                                                                                  248,388        215,362
   Less:
      Allowance for loan losses                                                                           (2,294)        (2,249)
   Loans, net                                                                                             246,094        213,113

   Banking premises and equipment, net                                                                      9,827          8,781
   Accrued interest receivable                                                                              2,608          2,153
   Other assets                                                                                             1,211          1,852
   Total Assets                                                                                          $463,986       $393,523

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Demand deposits                                                                                       $125,560       $115,066
   Savings, N.O.W. and money market deposits                                                              218,016        184,261
   Certificates of deposit of $100,000 or more                                                             29,806         22,993
   Other time deposits                                                                                     33,027         34,835
            Total deposits                                                                                406,409        357,155

   Overnight borrowings                                                                                    12,300              -
   Accrued interest on depositors' accounts                                                                 1,142            625
   Other liabilities and accrued expenses                                                                   4,164          2,882
   Total Liabilities                                                                                      424,015        360,662

   Stockholders' equity:
      Common stock, par value $.01 per share:
       Authorized: 20,000,000 shares; 4,257,597 issued; 4,117,986 and 4,166,264 shares outstanding at December 31, 2002
         and 2001, respectively                                                                                43             43
      Surplus                                                                                              21,125         21,154
      Undivided profits                                                                                    17,239         11,240
       Less:  Treasury  Stock at cost,  139,611 and 91,333  shares at December  31, 2002 and 2001,
   respectively                                                                                            (2,524)        (1,608)
                                                                                                           35,883         30,829
   Accumulated other comprehensive income (loss):
       Net unrealized  gain on  securities,  net of taxes of $2,834,000 and $1,387,000 at December
   31, 2002 and 2001,                                                                                       4,333          2,085
         respectively
       Net minimum  pension  liability,  net of taxes of $160,000 and $35,000 at December 31, 2002
   and 2001, respectively                                                                                (245)           (53)
   Total Stockholders' Equity                                                                              39,971         32,861
   Total Liabilities and Stockholders' Equity                                                            $463,986       $393,523

       See the accompanying notes to the Consolidated Financial Statements.

          CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except per share amounts)

          Year Ended December 31,                                2002          2001          2000

          Interest income:
             Loans (including fee income)                     $17,485       $18,188       $17,012
             Mortgage-backed securities                         5,179         5,729         4,242
             U.S.   Treasury  and  government   agency
          securities                                         1,798           793         1,099
             State  and  municipal  obligations,   tax
          exempt                                             1,660         1,692         1,842
             Federal funds sold                                   295           498           948
             Other securities                                      68            77            75
             Deposits with banks                                    1            32           240
                 Total interest income                         26,486        27,009        25,458

          Interest expense:
             Savings, N.O.W. and money market deposits          2,889         5,201         5,449
             Other time deposits                                  871         1,464         1,582
             Certificates  of deposit of  $100,000  or
          more                                                 706         1,181         1,665
             Federal funds purchased                               17            19            57
             Other borrowed money                                   7             3             -
                 Total interest expense                         4,490         7,868         8,753

          Net interest income                                  21,996        19,141        16,705
          Provision for loan losses                               220           323           105

          Net  interest  income  after  provision  for
          loan losses                                       21,776        18,818        16,600

          Other income:
             Service charges on deposit accounts                2,024         1,362         1,057
             Fees for other customer services                   1,280           875           775
             Net securities gains/(losses)                          -            78         (255)
             Other operating income                               101           104           157
                 Total other income                             3,405         2,419         1,734

          Other expenses:
             Salaries and employee benefits                     6,365         6,145         5,396
             Net occupancy expense                              1,136         1,029           886
             Furniture and fixture expense                        974           883           816
             Data/Item processing                                 249           227           287
             Advertising                                          355           343           345
             Other operating expenses                           2,863         2,571         2,504
                 Total other expenses                          11,942        11,198        10,234

          Income before provision for income taxes             13,239        10,039         8,100
          Provision for income taxes                            4,722         3,292         2,464
          Net income                                          $ 8,517       $ 6,747        $5,636

          Basic earnings per share                             $ 2.07        $ 1.61        $ 1.33

          Diluted earnings per share                           $ 2.05        $ 1.60        $ 1.32

          See accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
                                                                                                                 Accumulated
                                                                                                                       Other
                                                             Common Stock                                      Comprehensive
                                                              Shares             Comprehensive  Undivided Treasury    Income
                                                        Outstanding Amount  Surplus  Income(1)    Profits   Stock     (Loss)   Total

Balance at December 31, 1999                            4,257,597    $  43  $21,261               $3,233    $   -   $  (865) $23,672
Net income                                                      -        -        -     $5,636     5,636        -         -    5,636
Purchase of treasury stock                                (40,000)                                           (653)              (653)
Cash dividends declared, $0.49 per share                        -        -        -               (2,076)       -             (2,076)
Net  change in  unrealized  appreciation  in  securities
available
  for sale, net of tax                                          -        -        -      2,209         -       -      2,209    2,209
Comprehensive Income                                            -        -        -     $7,845         -       -          -        -

Balance at December 31, 2000                            4,217,597       43   21,261                6,793    (653)     1,344   28,788
Net income                                                      -        -        -     $6,747     6,747       -          -    6,747
Purchase of treasury stock                                (70,590)       -        -                       (1,264)             (1,264)
Issuance of vested stock awards from treasury               1,782                                             29                  29
Exercise of stock options, and related tax benefit         17,475              (107)                  12     280                 185
Cash dividends declared, $0.55 per share                                                          (2,312)                     (2,312)
Other comprehensive income, net of tax
    Net change in unrealized  appreciation in securities
available for sale                                       -       -         -        741         -       -        741      741
    Minimum pension liability adjustment                        -        -        -        (53)        -       -        (53)     (53)
Comprehensive Income                                            -        -        -     $7,435         -       -          -        -

Balance at December 31, 2001                            4,166,264       43   21,154               11,240  (1,608)     2,032   32,861
Net income                                                      -        -        -     $8,517     8,517       -          -    8,517
Purchase of treasury stock                                (57,000)       -        -                       (1,067)             (1,067)
Issuance of vested stock awards from treasury               3,222                 7                           53                  60
Exercise of stock options, and related tax benefit          5,500              (36)                           98                  62
Cash dividends declared, $0.61 per share                                                          (2,518)                     (2,518)
Other comprehensive income, net of tax
    Net change in unrealized  appreciation in securities
available for sale                                       -       -        -       2,248         -       -      2,248    2,248
    Minimum pension liability adjustment                        -       -        -        (192)        -       -       (192)    (192)
Comprehensive Income                                            -       -        -     $10,573         -       -          -        -

Balance at December 31, 2002                            4,117,986   $  43  $21,125               $17,239 $(2,524)   $ 4,088  $39,971

(1) Disclosure of reclassification amount:
December 31,                                                 2002    2001     2000
Comprehensive Income Items
Unrealized  gain/(loss)  arising during the period,  net   $2,248    $788   $2,057
of tax
    Less: reclassification adjustment, net of taxes,
              For losses/(gains) included in income             -     (47)     152
                                                           $2,248    $741   $2,209

See accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                Year Ended December 31,                                             2002           2001           2000

                Operating activities:
                  Net Income                                                      $8,517        $ 6,747        $ 5,636
                  Adjustments to reconcile net income to net cash
                      provided by operating activities:
                      Provision for loan losses                                      220            323            105
                      Depreciation and amortization                                  982            923            838
                      Accretion of discounts                                        (418)          (275)          (134)
                      Amortization of premiums                                     2,036            239            152
                      Earned or allocated  expense of  restricted  stock
                      awards                                                          60             58             35
                      SERP funding                                                   107             97              -
                      Loss on the sale of assets                                       -              6              -
                      Net securities (gains) losses                                    -            (78)           255
                      (Increase) decrease in accrued interest receivable            (455)            12           (308)
                      Benefit (provision) for deferred income taxes                   21           (133)            76
                      Decrease (increase) in other assets                            629           (460)           141
                      Increase   in   accrued    interest    and   other
                      liabilities and accrued                                          3             26            338
                Net cash provided by operating activities                         11,702          7,485          7,134

                Investing activities:
                  Purchases of securities available for sale                     (99,930)       (44,952)       (49,602)
                  Purchases of securities held to maturity                       (12,946)       (16,469)       (11,314)
                  Proceeds from sales of securities available for sale                 -          9,747         15,541
                  Proceeds from maturing securities available for sale            10,385          3,455          1,085
                  Proceeds from maturing securities held to maturity              17,859         11,314         12,290
                  Proceeds from  principal  payments on  mortgage-backed
                  securities                                                      36,534         21,831          6,562
                  Net increase in loans                                          (33,201)       (14,345)       (30,198)
                  Purchases of banking  premises and  equipment,  net of
                  retirements                                                     (2,028)          (500)        (1,583)
                Net cash used by investing activities                            (83,327)       (29,919)       (57,219)

                Financing activities:
                  Net increase in deposits                                        49,254         43,776         39,057
                  Increase (decrease) in other borrowings                         12,300         (9,700)         9,700
                  Payment for the purchase of treasury stock                      (1,067)        (1,264)          (653)
                  Net proceeds from exercise of stock options
                  issued pursuant to equity incentive plan                            62            173              -
                  Cash dividends paid                                             (2,480)        (2,232)        (1,996)

                Net cash provided by financing activities                         58,069         30,753         46,108

                (Decrease) increase in cash and cash equivalents                 (13,556)         8,319         (3,977)
                Cash and cash equivalents beginning of period                     24,363         16,044         20,021
                Cash and cash equivalents end of period                          $10,807        $24,363        $16,044

                Supplemental Information-Cash Flows:
                  Cash paid for:
                    Interest                                                     $ 3,973        $ 8,029        $ 8,728
                    Income taxes                                                 $ 3,526        $ 3,425        $ 2,290
                 Noncash investing and financing activities:
                    Dividends declared and unpaid                                  $ 659          $ 631          $ 548

                See  accompanying  notes to the  Consolidated  Financial
                Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        December 31, 2002, 2001 and 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bridge Bancorp, Inc. (the “Company”) is chartered by the State of New York as a single bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank includes its real estate investment trust subsidiary, Bridgehampton Community, Inc. and a financial subsidiary, Bridgehampton Abstract Holding, LLC, which has a majority investment in Bridge Abstract, LLC. The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the financial institution industry. The following is a description of the significant accounting policies that the Company follows in preparing its Consolidated Financial Statements.

a) Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements are prepared on the accrual basis of accounting and include the accounts of the Company and its wholly-owned subsidiary, the Bank. All material intercompany transactions and balances have been eliminated.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of each consolidated statement of condition and the related consolidated statement of income for the years then ended. Future results could differ from those estimates. The allowance for loan losses, fair values of financial instruments, and stock options are particularly subject to change.

b) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold, which mature overnight.

c) Investment in Debt and Equity Securities

The Company is required to report readily-marketable equity and debt securities in one of the following categories: (i) “held-to-maturity” (management has a positive intent and ability to hold to maturity) which are to be reported at amortized cost; (ii) “trading” (held for current resale) which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) “available for sale” (all other debt and marketable equity securities), which are to be reported at fair value, with unrealized gains and losses reported net of tax, as accumulated other comprehensive income, a separate component of stockholders’ equity.

Premiums and discounts on investment in debt and equity securities are amortized to expense and accreted to income over the estimated life of the respective securities using the interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method.

d) Loans and Loan Interest Income Recognition

Loans are stated at unpaid principal balances, less net deferred origination and commitment fees. Loan origination and commitment fees and certain direct costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized fee is taken into income. Interest on loans is credited to income based on the principal outstanding during the period. Loans that are 90 days past due are placed on a nonaccrual basis. Exceptions to this policy are loans that are fully and adequately secured and are in the process of collection.

e) Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to the detailed analysis of classified loans, delinquency trends, probable incurred losses, past loss experience, current economic conditions, concentrations of credit, and input from the Bank’s outside loan review consultants. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the Loan Classification Committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves are adjusted quarterly, to a level deemed appropriate by management based on their risk assessment of the entire portfolio. Based on the Loan Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the year ended December 31, 2002, management believes the allowance for loan losses is adequate.

A valuation allowance is established on impaired loans to reflect the difference, if any, between face amount of the loan and the present value of expected future cash flow discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral.

While management uses available information to recognize losses on loans, future adjustments to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments pertaining to information available to them at the time of their examination.

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

Improvements and major repairs are capitalized, while the cost of ordinary maintenance, repairs and minor improvements is charged to operations.

g) Other Real Estate Owned

Other real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure and is recorded at the lower of the net unpaid principal balance at the foreclosure date plus acquisition costs or fair value. Subsequent valuation adjustments are made if fair value less estimated costs to sell the property falls below the carrying amount. At December 31, 2002 and 2001, the Company carried no other real estate owned.

h) Income Taxes

The Company follows the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, computed using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. It is management’s position, as currently supported by the facts and circumstances, that no valuation allowance is necessary against any of the Company’s deferred tax assets.

i) Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. Treasury stock is reissued using the first in, first out method.

j) Earnings Per Share

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and if stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.

k) Dividends

Cash available for dividend distribution to shareholders of the Company must initially come from dividends paid by the Bank to the Company. The approval of the Regional Administrator of National Banks is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. The Bank had approximately $11,656,000 available as of December 31, 2002, which may be paid to the Company as a dividend.

l) Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires public companies to report certain financial information about significant revenue producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company’s only operating segment for financial reporting purposes under SFAS No. 131.

m) Stock Based Compensation Plans

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

For   the    Year Ended              2002     2001      2000
(In thousands)

Net Income:      As Reported:      $8,517   $6,747    $5,636
                 Pro Forma:         8,441    6,711     5,575
Diluted EPS:     As Reported:       $2.05    $1.60     $1.32
                 Pro Forma:          2.03     1.59      1.31
Basic EPS:       As Reported:       $2.07    $1.61     $1.33
                 Pro Forma:          2.05     1.60      1.32

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the following years:

For the Year Ended                2002      2001      2000

Risk free interest rate          4.85%     4.18%     6.68%
Expected dividend yield          3.24%     3.71%     1.27%
Expected volatility              45.6%     33.3%     32.0%

n) Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities and the minimum pension liability. Such gains or losses are net of reclassification adjustments for realized gains (losses) on sales of available for sale securities.

o) New Accounting Pronouncements

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the October 31, 2003 financial statements. The interim reporting disclosure requirements will be effective for the Company’s March 31, 2003 Form 10-Q. The Company is currently reviewing the transitional guidance of SFAS No. 148 to determine the effect on the financial statements.

p) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.     INVESTMENT IN DEBT AND EQUITY SECURITIES

The Bank did not hold any trading securities during the years ended December 31, 2002 and 2001. A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:

December 31,                                                                     2002                                             2001
(In thousands)
                                                          Gross       Gross  Estimated                    Gross       Gross  Estimated
                                          Amortized  Unrealized  Unrealized       Fair    Amortized  Unrealized  Unrealized       Fair
                                               Cost       Gains      Losses      Value         Cost       Gains      Losses      Value
Available for sale:
  U.S.  Treasury securities                $      -      $    -        $  -    $     -      $     -      $    -      $    -    $     -
  Oblig.  of U.S.  Government agencies       55,683       2,282           -     57,965       17,073         235          (8)    17,300
  Oblig.  of NY State & pol.  subs.          33,235       1,751          (3)    34,983       25,900         884          (9)    26,775
  Mortgage-backed securities                 84,716       3,136           -     87,852       79,264       2,370         (56)    81,634
Nonmarketable equity securities:
  Federal Reserve Bank Stock                     36           -           -         36           36           -           -         36
  Federal Home Loan Bank Stock                1,580           -           -      1,580        1,357           -           -      1,357

    Total available for sale            175,250       7,169          (3)   182,416      126,630       3,489         (17)   127,102
Held to maturity:
  Oblig.  of NY State & pol.  subs.          11,023           9           -     11,032       16,159          59           -     16,218
Total held to maturity                       11,023           9           -     11,032       16,159          59           -     16,218
Total debt and equity securities           $186,273      $7,178        $ (3)  $193,448     $139,789      $3,548      $  (17)  $143,320

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield (based on the estimated annual income divided by the average book value) at December 31, 2002. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

                                                                                                     Principal Maturing
(In thousands)                              Within           After One But          After Five But                 After                     No
                                          One Year       Within Five Years        Within Ten Years             Ten Years               Maturity
                                                                                                                                                   Total       Total
                              Fair Amortized          Fair Amortized         Fair Amortized         Fair Amortized        Fair  Amortized           Fair   Amortized
                             Value      Cost         Value      Cost        Value      Cost        Value      Cost        Value      Cost          Value        Cost
                            Amount    Amount Yield  Amount    Amount Yield Amount    Amount Yield Amount    Amount Yield Amount    Amount Yield   Amount      Amount
        Available for sale:
        U.S.  Agency
        securities         $ 8,113   $ 8,080  2.21% $49,852   $47,603 4.03%  $  -       $ -    - $     -     $   -     -   $  -      $  -     -   $57,965    $55,683
        Mortgage-backed
        securities                -        -      -       -         -     -     -         -    -  87,852    84,716 5.62%      -         -     -    87,852     84,716
        Oblig. of state and
        pol. subs.           4,844     4,754  7.40%  21,389    19,911 6.82%  3,869    3,823 5.03%  4,881     4,747 6.85%      -         -     -    34,983     33,235
        Nonmarketable
        equity securities:
        Federal Reserve
        Bank Stock               -         -      -       -         -     -      -        -    -       -         -     -     36        36 3.00%        36         36
        Federal Home Loan
        Bank Stock               -         -      -       -         -     -      -        -    -       -         -     -  1,580     1,580 4.21%     1,580      1,580
        Total available for
        sale                12,957    12,834  4.13%  71,241    67,514 4.85%  3,869    3,823 5.03% 92,733    89,463 5.69%  1,616     1,616 4.18%   182,416    175,250

        Held to maturity:
        Oblig. of state and
        pol. subs.          11,032    11,023  2.70%       -         -    -       -       -     -        -        -     -      -         -     -    11,032     11,023
        Total held to
        maturity            11,032    11,023  2.70%       -         -    -       -       -     -        -        -     -      -         -     -    11,032     11,023
        Total debt and
        equity securities  $23,989   $23,857  3.47% $71,241   $67,514 4.85% $3,869  $3,823  5.03% $92,733  $89,463 5.69% $1,616    $1,616 4.18%  $193,448   $186,273

There were no sales of available for sale securities in 2002. Proceeds from sales of available for sale securities were approximately $9,747,000 and $15,541,000 in 2001 and 2000, respectively. Gross gains of approximately $81,000 and $24,000 were realized on sales of available for sale securities during 2001 and 2000, respectively. Gross losses of approximately $3,000 and $279,000 were realized on sales of available for sale securities during 2001 and 2000, respectively. There were no sales of held to maturity securities during 2002, 2001 and 2000.

Securities having an amortized cost of approximately $88,682,000, $86,078,000 and $49,601,000 at December 31, 2002, 2001 and 2000, respectively, were pledged to secure public deposits.

There were no investments in debt and equity securities, which exceeded 10% of stockholders’ equity for any one issuer.

3. LOANS

The following table sets forth the major classifications of loans:

December 31,                                   2002        2001
(In thousands)
Real estate mortgage loans                 $189,226    $172,214
Commercial, financial, and
agricultural loans                           38,692      28,281
Installment/consumer loans                    8,011       6,149
Real estate construction loans               12,520       8,784

Total loans                                 248,449     215,428
Unearned income                                 (61)        (66)
                                            248,388     215,362
Allowance for loan losses                    (2,294)     (2,249)
Net loans                                  $246,094    $213,113

Lending Risk.

The principal business of the Bank is lending, primarily in commercial real estate loans, construction loans, home equity loans, land loans, consumer loans, residential mortgages and commercial loans. The Bank considers its primary lending area as the eastern end of Long Island in Suffolk County, New York; therefore, the loan portfolio as a whole is dependent on the economic conditions of the geographic region.

Allowance for Loan Losses.

The following table sets forth changes in the allowance for loan losses.

December 31,                                     2002        2001        2000
(In thousands)

Allowance for loan losses
    balance at beginning of period             $2,249      $2,100      $1,971

Total Charge-offs                                 238         167         107
Total Recoveries                                   83          92         131

Net charge-offs (recoveries)                      155          75        (24)
Provision for loan losses
    charged to operations                         220         323         105
Balance    before   reclass   to   other
liabilities                                     2,314       2,348       2,100

Net change in other liabilities  portion
allocated to off balance sheet items              (20)        (99)          -

Balance at end of period                       $2,294      $2,249      $2,100

Past Due, Nonaccrual and Restructured Loans.

Nonaccrual loans at December 31, 2002 and 2001 were $200,000 and $532,000, respectively. There were no loans 90 days or more past due that were still accruing or any restructured loans at December 31, 2002 and 2001. Gross interest income on nonaccrual loans that would have been recorded under original terms during the year ended December 31, 2002 and 2001 were $13,000 and $66,000, respectively. Gross interest income recorded during the year ended December 31, 2002 and 2001 were $4,000 and $17,000, respectively.

As of December 31, 2002 and 2001, the Bank did not have any impaired loans as defined in SFAS No. 114.

Related Party Loans.

Certain directors and related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2002 and 2001.

The following table sets forth selected information about related party loans at December 31, 2002.

                             Commitment     Balance Available
                                 Amount Outstanding    Credit
(In thousands)
Balance at December 31, 2001       $500      $  470      $265
New loans                             -           -         -
Effective  change in related      3,928       3,575       355
parties
Advances                              -          50        50
Repayments                            -         (14)       (4)
Balance at December 31, 2002     $4,428      $4,081      $666

4. DEPOSITS

Time Deposits.

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2002.

                             Less than     $100,000
                               $100,000  or Greater     Total
(In thousands)
3 months or less                $12,918     $14,972   $27,890
Over 3 thru 6 months              6,651       5,079    11,730
Over 6 thru 12 months             8,086       3,769    11,855
Over 12 months                    3,050         724     3,774
Over 24 months                    1,247       3,857     5,104
Over 36 months                      937       1,305     2,242
Over 48 months                      138         100       238
Over 60 months                        -           -         -
Total                           $33,027     $29,806   $62,833

5.     BANKING PREMISES AND EQUIPMENT

Banking premises and equipment consist of:

December 31,                          2002       2001
(In thousands)
   Land                             $2,707     $1,496
   Building and improvements         5,741      5,735
   Furniture and fixtures            5,168      4,759
   Leasehold improvements            1,165        955
                                    14,781     12,945
   Less:  accumulated
     depreciation and
     amortization                   (4,954)    (4,164)
                                    $9,827     $8,781

6.     INCOME TAXES

The components of the provision for income taxes are as follows:

Year Ended December 31,          2002     2001      2000
(In thousands)
Current:
    Federal                    $3,778   $2,803    $2,070
    State                         923      622       422
                                4,701    3,425     2,492
Deferred:
    Federal                         7     (107)        5
    State                          14      (26)      (33)
                                   21     (133)      (28)
    Total                      $4,722   $3,292    $2,464

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

    Year Ended December 31,                                      2002                    2001                   2000
    (In thousands)                                         Percentage              Percentage             Percentage
                                                           of Pre-tax              of Pre-tax             of Pre-tax
                                                  Amount     Earnings      Amount    Earnings     Amount    Earnings
    Federal  income tax expense  computed by
    applyingthe statutory  rate to income
    before income taxes                           $4,502          34%      $3,414         34%     $2,754         34%

    Tax exempt interest                             (563)         (4)        (574)        (6)       (626)        (8)
    State taxes,  net of Federal  income tax
    benefit                                          655           5          393          4         257          3
    Interest disallowed                               30           -           52          1          71          1
    Other                                             98           1            7          -           8          -
    Provision for income taxes                    $4,722          36%      $3,292         33%     $2,464         30%

Deferred tax assets and liabilities are comprised of the following:

December 31,                       2002     2001
(In thousands)
Deferred tax assets:
Allowance for loan losses        $  890   $  849
Other                                 -       47
  Total                             890      896

Deferred tax liabilities:
Pension expense                     (30)     (79)
Other                               (16)       -
Depreciation                        (97)     (50)
Securities available for sale    (2,835)  (1,387)
  Total                          (2,978)  (1,516)
Net deferred  tax  (liability)
asset                          $ (2,088)  $ (620)

7.     EMPLOYEE BENEFITS

a) Pension Plan and Supplemental Executive Retirement Plan

The Bank maintains a non-contributory pension plan through the New York State Bankers Association Retirement System covering all eligible employees.

During 2001, the Bank adopted the Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”). The SERP provides benefits to certain employees, designated by the Compensation Committee of the Board of Directors, whose benefits under the Pension Plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan in the absence of such Internal Revenue Code limitations. The effective date of the SERP was January 1, 2001. SERP expense was $107,000 in 2002 and $97,000 in 2001.

The following table sets forth the plan’s funded status projected to September 30, 2002 and 2001 (measurement dates).

                                                                         At December 31,
                                                                Pension  Benefits    SERP Benefits
                                                                    2002     2001    2002     2001
                 (In thousands)
                 Change in projected benefit obligation
                 Projected  benefit  obligation at beginning of
                 year                                             $2,252   $1,907    $600      $ -
                 Service cost                                        201      185      45       38
                 Expenses                                            (28)     (27)      -        -
                 Interest cost                                       150      132      35       31
                 Benefits paid                                       (75)     (56)      -        -
                 Additional prior service cost                         -      188       -        -
                 Assumption changes and other                        347     (77)     256      531
                 Projected benefit obligation at end of year      $2,847   $2,252    $936     $600

                 Change in plan assets
                 Fair value of plan assets at beginning of year   $2,260   $2,430       -        -
                 Actual return on plan assets                       (136)    (200)      -        -
                 Employer contribution                               145      113       -        -
                 Benefit paid                                        (75)     (56)      -        -
                 Expenses                                            (28)     (27)      -        -
                 Fair value of plan assets at end of year         $2,166   $2,260       -        -

                 Funded status                                    $ (681)     $ 8   $(936)   $(600)
                 Unrecognized net actuarial loss (gain)              819      141     251       (6)
                 Unrecognized prior service cost                     164      173       -        -
                 Unrecognized transition asset                       (29)     (38)    481      509
                 Minimum additional pension liability               (282)       -    (124)     (87)
                 Prepaid (accrued) benefit cost                   $   (9)    $284   $(328)   $(184)

                                                                                   At December 31,
                                                                     Pension Benefits             SERP Benefits
                 Components of net periodic benefit cost            2002     2001    2000     2002     2001     2000
                 Service cost                                       $201     $185    $156     $ 45      $38      $ -
                 Interest cost                                       150      132     113       35       31        -
                 Expected return on plan assets                     (196)    (206)   (184)       -        -        -
                 Amortization of net (gain) loss                       -        -       -       27       28        -
                 Amortization  of  unrecognized  prior  service
                 cost                                                  9       (2)     (2)       -        -        -
                 Amortization of unrecognized transition asset        (9)      (9)     (9)       -        -        -
                 Net periodic benefit cost                          $155     $100    $ 74     $107      $97      $ -

At December 31, 2002, 2001, and 2000, a rate of increase in future compensation levels of 4.0%, and a weighted average discount rate of 6.25%, 6.75%, and 7.00%, respectively, were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on assets was 8.5% at December 31, 2002, 2001 and 2000.

b) Equity Incentive Plan

During 1996, the Bridge Bancorp, Inc. Equity Incentive Plan was approved by the shareholders to provide for the grant of options to purchase up to a total of 432,000 shares of common stock of the Company and for the award of shares of common stock as a bonus. During 2001, a plan amendment to cover non-employee directors was adopted by the shareholders. During the years ended December 31, 2002 and 2001, the Company granted restricted stock awards of 4,950 and 5,553 shares, respectively. These awards vest over three years on the anniversary date of the awards. Such shares are subject to restrictions based on continued service as employees of the Company or subsidiaries of the Company. Compensation expense attributable to these awards was approximately $89,000, $51,000 and $35,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Compensation Committee of the Board of Directors determines options awarded under the plan. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted. Stock options are immediately exercisable.

                For the Year Ended December 31,                          2002                  2001                 2000
                (In thousands)
                                                                     Weighted              Weighted             Weighted
                                                                      Average               Average              Average
                                                                     Exercise              Exercise             Exercise
                                                            Shares      Price     Shares      Price    Shares      Price

                Outstanding, beginning of the year          97,650     $17.21    106,950     $16.35    92,100     $15.80
                Granted                                     16,900     $18.80     15,425     $16.50    14,850     $19.75
                Exercised                                   (5,500)         -    (17,475)         -         -          -
                Forfeited                                        -          -     (7,250)         -         -          -
                Outstanding  and  exercisable,  end  of
                the year                                   109,050     $17.73     97,650     $17.21   106,950     $16.35
                Weighted  average fair value of options
                granted                                                 $7.68                 $4.09                $7.04
                Weighted average remaining  contractual
                life                                               7 1/2years

                Range of Exercise Prices                 Number of      Price
                                                            Shares
                                                            8,300      $6.78
                                                            24,000     $14.67
                                                            45,500  $16.50 to
                                                                       $19.75
                                                            31,250     $22.00

8.     EARNINGS PER SHARE

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested thereby resulting in the issuance of common stock entitled to share in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.

           For the Year Ended December 31,                               2002             2001             2000
           (In thousands, except per share data)

           Net Income                                                  $8,517           $6,747           $5,636

           Common Equivalent Shares:

           Weighted Average Common Shares Outstanding                   4,122            4,201            4,237
           Weighted Average Common Equivalent Shares                       29               22               22
           Weighted Average Common and Common Equivalent
           Shares                                                       4,151            4,223            4,259
           Basic earnings per share                                     $2.07            $1.61            $1.33
           Diluted earnings per share                                   $2.05            $1.60            $1.32

9.     COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

a) Leases

The Company is obligated to make minimum annual rental payments under non-cancelable operating leases on its premises. Projected minimum rentals under existing leases are as follows:

December 31, 2002
(In thousands)
                    2003           $500
                    2004            395
                    2005            185
                    2006            143
                    2007            102
              Thereafter            328
   Total minimum rentals         $1,653

Certain leases contain renewal options and rent escalation clauses. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Rental expenses under these leases for the years ended December 31, 2002, 2001 and 2000 approximated $434,000, $376,000, and $354,000, respectively.

b)     In the normal course of business, there are various outstanding commitments and contingent liabilities, such as minimum annual rental payments under non-cancelable operating leases, guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No material losses are anticipated as a result of these transactions.

The following represents commitments outstanding:

December 31,                         2002       2001
(In thousands)
Standby letters of credit         $ 2,817     $1,235
Loan commitments outstanding        4,720     20,371
Unused equity lines                27,312     21,302
Unused construction lines           4,211      3,946
Unused lines of credit             18,105     15,761
Unused overdraft lines              8,059      8,338
Total commitments outstanding     $65,224    $70,953

c) Other

During 2002, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $1,314,000 in 2002.

During 2002, 2001 and 2000, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential mortgages and investment securities owned by the Bank. At December 31, 2002, there was $8,000,000 outstanding, while there were no amounts outstanding at December 31, 2001. At December 31, 2002, the Bank had aggregate lines of credit of $37,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $17,000,000 is available on an unsecured basis; as of December 31, 2002, the Bank had $4,300,000 in such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the US Government or any government sponsored enterprise, and non-Agency AA and AAA rated mortgage-backed securities. At December 31, 2002, there was $21,988,000 available for transactions under this agreement. There were no balances outstanding at year-end.

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

The Company used the following method and assumptions in estimating the fair value of its financial instruments:

Cash and Due from Banks and Federal Funds Sold: Carrying amounts approximate fair value, since these instruments are either payable on demand or have short-term maturities.

Securities Available for Sale and Held to Maturity: The estimated fair values are based on independent dealer quotations and quoted market prices.

Loans: The estimated fair values of real estate mortgage loans and other loans receivable are based on discounted cash flow calculations that apply available market benchmarks when establishing discount factors for the types of loans. All nonaccrual loans are carried at their current fair value.

Deposits: The estimated fair value of deposits are based on discounted cash flow calculations that apply interest rates currently being offered by the Bank for deposits with similar remaining maturities to a schedule of aggregated expected monthly maturities.

Borrowings: The estimated fair value of borrowed funds is based on the discounted value of contractual cash flows using interest rates currently in effect for borrowings with similar maturities and collateral requirements.

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

The estimated fair values and recorded carrying values of the Bank's financial instruments are as follows:
December 31,                                                        2002                         2001
(In thousands)                                   Carrying           Fair       Carrying          Fair
                                                   Amount          Value         Amount         Value

Financial Assets:

  Cash and due from banks                        $ 10,706       $ 10,706       $ 10,813      $ 10,813
  Interest bearing deposits with banks                101            101             50            50
  Federal funds sold                                    -              -         13,500        13,500
  Securities available for sale                   182,416        182,416        127,102       127,102
  Securities held to maturity                      11,023         11,032         16,159        16,218
  Loans                                           246,094        251,716        213,113       207,530
  Accrued interest receivable                       2,608          2,608          2,153         2,153

Financial Liabilities:

  Demand and other deposits                       406,409        407,499        357,155       358,227
  Overnight borrowings                             12,300         12,300              -             -
  Accrued interest payable                          1,142          1,142            625           625

11.     REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Bank’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it must comply.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are presented in the following table:

                     Bridge Bancorp, Inc.
                     (Consolidated)
                     As of December 31,                                             2002
                     (In thousands)                                                                          To Be Well
                                                                                   For Capital        Capitalized Under
                                                                                   Adequacy           Prompt Corrective
                                                             Actual                Purposes           Action Provisions
                                                          Amount      Ratio     Amount      Ratio     Amount      Ratio
                     Total  Capital (to risk weighted
                     assets)                             $38,227      12.7%    $24,042      >8.0%    $30,052     >10.0%
                     Tier   1   Capital    (to   risk
                     weighted assets)                     35,933      12.0%     12,021      >4.0%     18,031    >  6.0%
                     Tier  1  Capital   (to   average
                     assets)                              35,933       7.7%     18,697      >4.0%     23,372    >  5.0%

                     As of December 31,                                             2001
                     (In thousands)                                                                          To Be Well
                                                                                   For Capital        Capitalized Under
                                                                                   Adequacy           Prompt Corrective
                                                             Actual                Purposes           Action Provisions
                                                          Amount      Ratio     Amount      Ratio     Amount      Ratio
                     Total  Capital (to risk weighted
                     assets)                             $33,177      13.2%    $20,064      >8.0%    $25,080     >10.0%
                     Tier   1   Capital    (to   risk
                     weighted assets)                     30,829      12.3%     10,032      >4.0%     15,048    >  6.0%
                     Tier  1  Capital   (to   average
                     assets)                              30,829       8.0%     15,490      >4.0%     19,363    >  5.0%

                     Bridgehampton National Bank
                     as of December 31,                                             2002
                     (In thousands)                                                                          To Be Well
                                                                                   For Capital        Capitalized Under
                                                                                   Adequacy           Prompt Corrective
                                                             Actual                Purposes           Action Provisions
                                                          Amount      Ratio     Amount      Ratio     Amount      Ratio
                     Total  Capital (to risk weighted
                     assets)                             $37,786      12.6%    $24,057      >8.0%    $30,072     >10.0%
                     Tier   1   Capital    (to   risk
                     weighted assets)                     35,492      11.8%     12,029      >4.0%     18,043    >  6.0%
                     Tier  1  Capital   (to   average
                     assets)                              35,492       7.6%     18,697      >4.0%     23,372    >  5.0%

                     As of December 31,                                             2001
                     (In thousands)                                                                          To Be Well
                                                                                   For Capital        Capitalized Under
                                                                                   Adequacy           Prompt Corrective
                                                             Actual                Purposes           Action Provisions
                                                          Amount      Ratio     Amount      Ratio     Amount      Ratio
                     Total  Capital (to risk weighted
                     assets)                             $33,152      13.2%    $20,064      >8.0%    $25,080     >10.0%
                     Tier   1   Capital    (to   risk
                     weighted assets)                     30,804      12.3%     10,032      >4.0%     15,048    >  6.0%
                     Tier  1  Capital   (to   average
                     assets)                              30,804       8.0%     15,490      >4.0%     19,363    >  5.0%

12.     BRIDGE BANCORP, INC. (PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

                 December 31,                                                                2002      2001
                 (In thousands)
                 Assets
                 Cash and cash equivalents                                                  $ 134     $  13
                 Dividend receivable                                                          669       631
                 Other assets                                                                  12        12
                 Investment in the Bank                                                    39,825    32,836
                      Total Assets                                                        $40,640   $33,492
                 Liabilities and Stockholders' Equity
                 Liabilities
                 Dividends payable                                                          $ 658     $ 625
                 Other liabilities                                                             11         6
                      Total Liabilities                                                       669       631

                 Stockholders' Equity                                                      42,495    34,469
                 Treasury  stock at cost,  139,611 and 91,333  shares at 12/31/02  and
                 12/31/01, respectively                                                    (2,524)   (1,608)
                     Total Stockholders' Equity                                            39,971    32,861

                     Total Liabilities and Stockholders' Equity                           $40,640   $33,492

Condensed Statements of Income

Year Ended December 31,                                            2002       2001       2000
(In thousands)
Dividend income from the Bank                                    $3,585     $3,251     $2,409
Other operating expenses                                              1          2          1
Income before income taxes and equity in
  undistributed earnings of the Bank                              3,584      3,249      2,408
Income tax provision                                                  -          -          -
Income before equity in undistributed
  earnings of the Bank                                            3,584      3,249      2,408
Equity in undistributed earnings of the Bank                      4,933      3,498      3,228
Net income                                                       $8,517     $6,747     $5,636

Condensed Statements of Cash Flows

       Year Ended December 31,                                                         2002       2001       2000
       (In thousands)

       Operating Activities:
         Net income                                                                  $8,517     $6,747     $5,636
       Adjustments  to  reconcile  net  income  to net  cash  used  by  operating activities:
       Equity in undistributed earnings of the Bank                                  (4,933)    (3,498)    (3,228)
       Income tax benefit from exercise of employee stock options                         -         12          -
       (Increase) decrease in other assets                                                -        (12)       130
       Decrease in other liabilities                                                    (38)       (80)       (84)
       Net cash provided by operating activities                                      3,546      3,169      2,454

       Cash flows used by financing activities:
       Net proceeds from issuance of common stock upon exercise of stock options        122        202          -
       Payment for the purchase of treasury stock                                    (1,067)    (1,264)      (653)
       Dividends paid                                                                (2,480)    (2,231)    (1,993)
       Net cash used by financing activities                                         (3,425)    (3,293)    (2,646)

       Net increase (decrease) in cash and cash equivalents                             121       (124)      (192)
       Cash and cash equivalents at beginning of year                                    13        137        329
       Cash and cash equivalents at end of year                                       $ 134       $ 13      $ 137

13.     QUARTERLY FINANCIAL DATA (Unaudited)

Selected Consolidated Quarterly Financial Data

2002 Quarter Ended,                             March 31,        June 30,  September 30,   December 31,
(In thousands, except per share amounts)
Interest income                                    $6,424          $6,413         $6,931         $6,718
Interest expense                                    1,181           1,143          1,230            936
Net interest income                                 5,243           5,270          5,701          5,782
Provision for loan losses                              60              60             60             40
Net interest  income after  provision for
loan losses                                         5,183           5,210          5,641          5,742
Other income                                          685             839          1,011            870
Other expenses                                      2,832           2,847          3,046          3,217
Income before income taxes                          3,036           3,202          3,606          3,395
Provision for income taxes                          1,029           1,088          1,351          1,254
Net income                                         $2,007          $2,114         $2,255         $2,141
Basic earnings per share                            $0.49           $0.51          $0.55          $0.52
Diluted earnings per share                          $0.48           $0.51          $0.54          $0.52

2001 Quarter Ended,                             March 31,        June 30,  September 30,   December 31,
(In thousands, except per share amounts)
Interest income                                    $6,726          $6,872         $6,796         $6,615
Interest expense                                    2,381           2,173          1,917          1,397
Net interest income                                 4,345           4,699          4,879          5,218
Provision for loan losses                              85              85             60             93
Net interest  income after  provision for           4,260           4,614          4,819          5,125
loan losses
Other income                                          584             626            631            578
Other expenses                                      2,735           2,756          2,741          2,966
Income before income taxes                          2,109           2,484          2,709          2,737
Provision for income taxes                            652             808            914            918
Net income                                         $1,457          $1,676         $1,795         $1,819
Basic earnings per share                            $0.35           $0.40          $0.42          $0.44
Diluted earnings per share                          $0.34           $0.40          $0.42          $0.44

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and StockholdersBridge
Bancorp, Inc.:

We have audited the accompanying consolidated statement of condition of Bridge Bancorp, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statement of condition of Bridge Bancorp, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Crowe, Chizek and Company LLP

Oak Brook, IllinoisJanuary
14, 2003

The following Report of Independent Public Accountants dated January 18, 2002 is a copy of the previously issued report. Arthur Andersen, LLP has not reissued the report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and StockholdersBridge
Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Bridge Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Anderson LLP

New York, New YorkJanuary
18, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Form 8K filed on June 7, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

“Nominees for Director and Directors Continuing in Office,” “Shares Beneficially Owned by other Executive Officers and All Directors” and “Compliance with Section 16 (a) of the Exchange Act” set forth in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

“Beneficial Ownership” and “Nominees for Director and Directors Continuing in Office” set forth in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

“Certain Relationships and Related Transactions” set forth in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management, as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports that the Company is required to file and submit to the SEC under the Exchange Act.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following Consolidated Financial Statements, including notes thereto, and financial schedules of the Company, required in response to this item are included in Part II, Item 8.

       1.  Financial Statements                                                     Page No.

                 Consolidated Statements of Condition                                20
                 Consolidated Statements of Income                                   21
                 Consolidated Statements of Stockholders' Equity                     22
                 Consolidated Statements of Cash Flows                               23
                 Notes to Consolidated Financial Statements                          24
                 Report of Independent Public Accountants                            40

       2.  Financial Statement Schedules

                 Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, "Financial Statements and Supplementary
                 Data."

       3.  Exhibits.

                 See Index of Exhibits on page 44.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BRIDGE BANCORP, INC.
                                   Registrant

March 17, 2003                      /s/ Thomas J. Tobin
                                    Thomas J. Tobin
                                    President and Chief Executive Officer

March 17, 2003                      /s/ Janet T. Verneuille
                                    Janet T. Verneuille,
                                    Senior Vice President, Chief Financial Officer
                                    and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 17, 2003                      /s/ Raymond Wesnofske             ,Director
                                            Raymond Wesnofske

March 17, 2003                      /s/ Thomas J. Tobin               ,Director
                                            Thomas J. Tobin

March 17, 2003                      /s/ Thomas E. Halsey              ,Director
                                            Thomas E. Halsey

March 17, 2003                      /s/ Marcia Z. Hefter              ,Director
                                            Marcia Z. Hefter

March 17, 2003                      /s/ R. Timothy Maran              ,Director
                                            R. Timothy Maran

March 17, 2003                      /s/ Charles I. Massoud            ,Director
                                            Charles I. Massoud

March 17, 2003                      /s/ Walter A. Preische, Jr.       ,Director
                                            Walter A. Preische, Jr.

March 17, 2003                      /s/ L.H. Strickland               ,Director
                                            L.H. Strickland

March 17, 2003                      /s/ Dennis A. Suskind             ,Director
                                            Dennis A. Suskind

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

         99.1              Certification Pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (attached as an exhibit and incorporated herein by reference.)

         99.2              Certification Pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002 from the Company's Executive Vice President (attached as an exhibit and incorporated herein by reference.)

* Denotes incorporated by reference

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Thomas J. Tobin, President and Chief Executive Officer, certify that:

1)	I have reviewed this annual report on Form 10-K of Bridge Bancorp, Inc.;

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Thomas J. Tobin
Thomas J. Tobin

President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Janet T. Verneuille, Senior Vice President, Chief Financial Officer and Treasurer, certify that:

1)	I have reviewed this annual report on Form 10-K of Bridge Bancorp, Inc.;

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Janet T. Verneuille
Janet T. Verneuille

Senior Vice President , Chief Financial Officer and
Treasurer