Form 10-Q
period 2003-03-31
BRIDGE BANCORP INC
filed 2003-05-14
CIK 846617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2003

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
Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as definded in Exchange Act Rule 12b-2).
Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 4,122,858 shares of common stock outstanding as of May 14, 2003.

BRIDGE BANCORP, INC.

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Unaudited Consolidated Statements of Condition as of March 31, 2003
                  and December 31, 2002

                  Unaudited Consolidated Statements of Income for the Three Months Ended
                  March 31, 2003 and 2002

                  Unaudited Consolidated Statements of Stockholders' Equity for the Three Months
                  Ended March 31, 2003

                  Unaudited Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2003 and 2002

                  Notes to Unaudited Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Item 4. Controls and Procedures

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings
         Item 2. Changes in Securities and Use of Proceeds
         Item 3. Defaults Upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                        99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
                        99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         Signatures

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Condition
(In thousands, except share and per share amounts)                                      March 31,      December 31,
                                                                                             2003              2002
--------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                   $14,825           $10,706
Interest earning deposits with banks                                                          118               101
Federal funds sold                                                                          6,800                 -
                                                                                ------------------------------------
       Total cash and cash equivalents                                                     21,743            10,807

Investment in debt and equity securities, net:
Securities available for sale                                                             183,068           182,416
Securities held to maturity (fair value of $7,740 and $11,032 at March 31, 2003
and December 31, 2002, respectively)                                                        7,738            11,023
                                                                                ------------------------------------
       Total investment in debt and equity securities, net                                190,806           193,439

Loans                                                                                     253,879           248,388
Less:  Allowance for loan losses                                                           (2,231)           (2,294)
                                                                                ------------------------------------
       Loans, net                                                                         251,648           246,094

Banking premises and equipment, net                                                         9,684             9,827
Accrued interest receivable                                                                 2,628             2,608
Other assets                                                                                1,639             1,211
                                                                                ------------------------------------
Total Assets                                                                             $478,148          $463,986
                                                                                ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                          $123,218          $125,560
Savings, N.O.W. and money market deposits                                                 248,013           218,016
Certificates of deposit of $100,000 or more                                                28,134            29,806
Other time deposits                                                                        32,954            33,027
                                                                                ------------------------------------
        Total deposits                                                                    432,319           406,409

Overnight borrowings                                                                            -            12,300
Accrued interest on depositors' accounts                                                      315             1,142
Other liabilities and accrued expenses                                                      4,304             4,164
                                                                                ------------------------------------
Total Liabilities                                                                         436,938           424,015
                                                                                ------------------------------------
Stockholders' equity:
  Common stock, par value $.01 per share:
  Authorized: 20,000,000 shares; 4,257,597 issued; 4,122,858 and 4,117,986 shares outstanding at March 31, 2003 and December 31, 2002,
    respectively                                                                               43                43
  Surplus                                                                                  21,201            21,125
  Undivided profits                                                                        19,075            17,239
 Less:  Treasury Stock at cost, 134,739 and 139,611 shares at March 31, 2003
   and December 31, 2002, respectively                                                     (2,356)           (2,524)
Unearned stock awards                                                                        (121)                -
                                                                                ------------------------------------
                                                                                           37,842            35,883
  Accumulated other comprehensive income:
    Net unrealized gain on securities, net of taxes of $2,365,000 and
     $2,834,000 at March 31, 2003 and December 31, 2002, respectively                       3,613             4,333
    Net minimum pension liability, net of taxes of $160,000 at March 31, 2003
     and December 31, 2002                                                                   (245)             (245)                                                                                          -------------------
                                                                                ------------------------------------
        Total Stockholders' Equity                                                         41,210            39,971
                                                                                ------------------------------------
Total Liabilities and Stockholders' Equity                                               $478,148          $463,986
                                                                                ====================================
See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

Three months ended March 31,                                             2003                2002
--------------------------------------------------------------------------------------------------
Interest income:
  Loans (including fee income)                                         $4,529              $4,188
  Mortgage-backed securities                                            1,071               1,399
  State and municipal obligations                                         405                 415
  U.S. Treasury and government agency securities                          499                 301
  Federal funds sold                                                       40                 106
  Other securities                                                         23                  15
  Deposits with banks                                                       1                   -
                                                       -------------------------------------------
    Total interest income                                               6,568               6,424

Interest expense:
  Savings, N.O.W. and money market deposits                               447                 745
  Certificates of deposit of $100,000 or more                             143                 184
  Other time deposits                                                     171                 251
  Federal funds purchased                                                   4                   1
  Other borrowed money                                                      4                   -
                                                       -------------------------------------------
    Total interest expense                                                769               1,181
                                                       -------------------------------------------
Net interest income                                                     5,799               5,243
Provision for loan losses                                                   -                  60
                                                       -------------------------------------------

Net interest income after provision for loan losses                     5,799               5,183
                                                       -------------------------------------------
Other income:
  Service charges on deposit accounts                                     550                 423
  Net securities gains                                                    634                   -
  Fees for other customer services                                        202                 236
  Other operating income                                                   96                  26
                                                       -------------------------------------------
    Total other income                                                  1,482                 685
                                                       -------------------------------------------
Other expenses:
  Salaries and employee benefits                                        1,814               1,626
  Net occupancy expense                                                   329                 260
  Furniture and fixture expense                                           264                 231
  Other operating expenses                                                882                 715
                                                       -------------------------------------------
    Total other expenses                                                3,289               2,832
                                                       -------------------------------------------
Income before provision for income taxes                                3,992               3,036
Provision for income taxes                                              1,454               1,029
                                                       -------------------------------------------
Net income                                                             $2,538              $2,007
                                                       ===========================================
Basic earnings per share                                                $0.62               $0.49
                                                       ===========================================
Diluted earnings per share                                              $0.61               $0.48
                                                       ===========================================
Comprehensive income                                                   $1,818              $1,558
                                                       ===========================================
See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Stockholders'
Equity
(In thousands, except share and per share amounts)
                                                                                                               Accumulated
                                              Common  Stock                                          Unearned        Other
                                              Shares                Comprehensive Undivided Treasury   Stock Comprehensive
                                          Outstanding Amount Surplus        Income  Profits    Stock   Awards       Income     Total
                                          ------------------------------------------------------------------------------------------

Balance at December 31, 2002               4,117,986     $43 $21,125               $17,239  ($2,524)                $4,088   $39,971
Net income                                         -       -       -        $2,538   2,538        -                      -     2,538
Stock awards vested                            4,872       -      42             -       -       81                      -       123
Stock awards granted                               -       -      34             -       -       87    ($121)            -         -
Cash dividends declared, $.17 per share            -       -       -             -    (702)       -        -             -      (702)
Other comprehensive income, net of tax
   Unrealized gains in securities
available for sale,
       net of tax                                  -       -       -          (720)      -        -        -          (720)     (720)
                                                                      ------------
Comprehensive Income                               -       -       -        $1,818       -        -        -             -         -
                                          ----------------------------============--------------------------------------------------

Balance at March 31, 2003                  4,122,858     $43 $21,201               $19,075  ($2,356)   ($121)       $3,368   $41,210
                                          ==========================               =================================================
See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows
(In thousands)

Three months ended March 31,                                                     2003               2002
---------------------------------------------------------------------------------------------------------
Operating activities:
  Net Income                                                                   $2,538             $2,007
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for possible loan losses                                            -                 60
      Depreciation and amortization                                               244                235
      Accretion of discounts                                                      (80)               (89)
      Amortization of premiums                                                    457                164
      Earned or allocated expense of restricted stock awards                       35                 22
      SERP Funding                                                                  -                 27
      Net securities (gains)                                                     (634)                  -
      (Increase) in accrued interest receivable                                   (20)              (441)
      (Increase) decrease in other assets                                        (428)               329
      (Decrease) in accrued and other liabilities                                 (94)              (517)
                                                                   --------------------------------------
Net cash provided by operating activities                                       2,018              1,797
                                                                   --------------------------------------
Investing activities:
  Purchases of securities available for sale                                  (36,274)           (31,256)
  Purchases of securities held to maturity                                       (400)            (2,323)
  Proceeds from sales of securities available for sale                         20,444                  -
  Proceeds from maturing securities available for sale                          1,242              3,000
  Proceeds from maturing securities held to maturity                            3,685              1,506
  Proceeds from principal payments on mortgage-backed securities               12,925              9,092
  Net (increase) in loans                                                      (5,554)            (6,801)
  Purchases of banking premises and equipment, net of deletions                  (101)              (125)
                                                                   --------------------------------------
Net cash used by investing activities                                          (4,033)           (26,907)
                                                                   --------------------------------------
Financing activities:
  Net increase in deposits                                                     25,910             18,603
  (Decrease) increase in other borrowings                                     (12,300)             2,090
 Payment for the purchase of treasury stock                                         -               (942)
  Net proceeds from exercise of stock options
         issued pursuant to equity incentive plan                                   -                 22
  Cash dividends paid                                                            (659)              (627)
                                                                   --------------------------------------
Net cash provided by financing activities                                      12,951             19,146
                                                                   --------------------------------------

Increase (decrease) in cash and cash equivalents                               10,936             (5,964)
Cash and cash equivalents beginning of period                                  10,807             24,363
                                                                   --------------------------------------
Cash and cash equivalents end of period                                       $21,743            $18,399
                                                                   ======================================

Supplemental Information-Cash Flows:
  Cash paid for:
    Interest                                                                   $1,596             $1,285
    Income taxes                                                               $1,606             $1,029
 Noncash investing and financing activities:
    Dividends declared and unpaid                                                $702               $624
See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”). The assets transferred to BCI are viewed by the regulators as part of the Bank’s assets in consolidation. The establishment of BCI provides an additional vehicle for access by the Company to the capital markets for future investment purposes. In April 2002 the Bank capitalized a financial subsidiary, Bridgehampton Abstract Holding LLC. This subsidiary, through its majority investment in Bridge Abstract LLC, provides an opportunity for the Bank to include title insurance as a product offering. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

2. Earnings Per Share

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.

                  Unaudited Computation of Per Share Income                 Three months ended
                                                                           March 31,   March 31,
                                                                                2003        2002
                  -------------------------------------------------------------------------------

                  Net Income                                              $2,538,000  $2,007,000

                  Common Equivalent Shares:

                  Weighted Average Common Shares Outstanding               4,122,045   4,137,646
                  Weighted Average Common Equivalent Shares                   26,700      22,820
                                                                      ---------------------------
                  Weighted Average Common and Common Equivalent Shares     4,148,745   4,160,466
                                                                      ===========================
                  Basic earnings per share                                     $0.62       $0.49
                                                                      ===========================
                  Diluted earnings per share                                   $0.61       $0.48
                                                                      ===========================

3. Repurchased Stock

In February 2002, the Company reapproved its stock repurchase plan allowing the repurchase of up to 5% of its current outstanding shares. In February 2003, the Company reaffirmed its stock repurchase program. The total number of shares purchased and held as treasury shares at March 31, 2003 was 134,739, or 3.3% of the total number of outstanding common shares of 4,122,858. No shares were repurchased during 2003 and at March 31, 2003, 71,160 shares remain to be repurchased under the current approved stock repurchase program.

4. Stock Based Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires pro forma disclosures for companies not adopting its fair value method. The transitional guidance and annual disclosure provisions of this SFAS is effective for the December 31, 2003 financial statements. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company is currently reviewing the transitional guidance of SFAS No. 148 to determine its effect on the financial statements.

Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(In thousands, except
per share data)                      Three Months Ended
                                    March 31,  March 31,
                                         2003       2002
---------------------------------------------------------
Net Income:       As Reported:         $2,538     $2,007
                  Pro Forma:           $2,429     $1,877
Basic EPS:        As Reported:          $0.62      $0.49
                  Pro Forma:            $0.59      $0.45
Diluted EPS:      As Reported:          $0.61      $0.48
                  Pro Forma:            $0.59      $0.45

5. Investment in Debt and Equity Securities

A summary of the amortized cost and estimated fair value of investment securities is as follows:

                                                         March 31, 2003                  December 31, 2002
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                          Estimated                         Estimated
                                                       Amortized             Fair        Amortized             Fair
                                                            Cost            Value             Cost            Value
                                                --------------------------------------------------------------------
Available for sale:
  Oblig. of U.S. Government agencies                    $ 49,758         $ 51,930         $ 55,683         $ 57,965
  Oblig. of NY State & pol. subs.                         33,468           35,081           33,235           34,983
  Mortgage-backed securities                              92,211           94,441           84,716           87,852
Nonmarketable equity securities:
  Federal Reserve Bank Stock                                  36               36               36               36
  Federal Home Loan Bank Stock                             1,580           $1,580            1,580            1,580
                                                --------------------------------------------------------------------
    Total available for sale                             177,053          183,068          175,250          182,416
                                                --------------------------------------------------------------------
Held to maturity:
  Oblig. of NY State & pol. subs.                          7,738            7,740           11,023           11,032
                                                --------------------------------------------------------------------
    Total held to maturity                                 7,738            7,740           11,023           11,032
                                                --------------------------------------------------------------------
Total debt and equity securities                        $184,791         $190,808         $186,273         $193,448
                                                ====================================================================

Securities having an amortized cost of approximately $136,672,000 and $88,682,000 at March 31, 2003 and December 31, 2002, respectively, were pledged to secure public deposits.

6. Loans

Loans are summarized as follows:

                                                                  March 31,     December 31,
                                                                      2003             2002
--------------------------------------------------------------------------------------------
(In thousands)

Real estate mortgage loans                                         $195,828        $189,226
Commercial, financial, and agricultural loans                        38,905          38,692
Installment/consumer loans                                            5,875           8,011
Real estate construction loans                                       13,309          12,520
                                                        ------------------------------------
Total loans                                                         253,917         248,449
Unearned income                                                         (38)            (61)
                                                        ------------------------------------
                                                                    253,879         248,388
Allowance for loan losses                                            (2,231)         (2,294)
                                                        ------------------------------------
Net loans                                                          $251,648        $246,094
                                                        ====================================

The principal business of the Bank is lending, primarily in commercial real estate loans, construction loans, home equity loans, land loans, consumer loans, residential mortgages and commercial loans. The Bank considers its primary lending area as the eastern end of Long Island in Suffolk County, New York; therefore, the loan portfolio as a whole is dependent on the economic conditions of this geographic region.

Nonaccrual loans at March 31, 2003 and December 31, 2002 were $62,000 and $200,000, respectively. There were no loans 90 days or more past due that were still accruing or any restructured loans at March 31, 2003 and December 31, 2002.

7. Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of probable incurred losses, classified loans, delinquency trends, past loss experience, current economic conditions, concentrations of credit, input from the Bank’s outside loan review consultants and regulatory agencies, and other pertinent factors. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves is adjusted quarterly, to a level deemed appropriate by management based on its assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended March 31, 2003, management believes the allowance for loan losses is adequate.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to or charge offs against the allowance based on their judgment about information available to them at the time of their examination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, had minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, net losses on sales of securities and loans and income tax expense, further affects the Bank’s net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto, and other financial information included in the Company’s 2002 Form 10-K and this filing.

Financial Condition

The assets of the Company totaled $478,148,000 at March 31, 2003, an increase of $14,162,000 or 3.1% from year-end. This mainly results from increased cash and cash equivalents of $10,936,000 or 101.2% due to an increase in federal funds sold of $6,800,000, and an increase in net loans of $5,554,000 or 2.3%. These increases were offset by a decrease in investment in debt and equity securities of $2,633,000 or 1.4%. The primary source of funds for the increase in assets was derived from increased savings, N.O.W. and money market deposits of $29,997,000 or 13.8% while demand deposits, other time deposits and certificates of deposit of $100,000 or more decreased by $4,087,000 or 2.2%. This net increase is primarily attributed to increases in public fund accounts and individual, partnership and corporate accounts. The secondary source of funds was due to increases in principal repayments on loans and mortgage-backed securities primarily due to the historically low current interest rate environment.

Total stockholders’ equity was $41,210,000 at March 31, 2003, an increase of 3.1% over December 31, 2002. The increase of $1,239,000 was the result of: net income for the three month period ended March 31, 2003 of $2,538,000; plus $113,000 for the issuance of vested stock awards from treasury; less cash dividends declared of $702,000; and less the net decrease in other comprehensive income, net of tax, of $720,000. Total capital, before the decrease in accumulated other comprehensive income, increased by $1,959,000 or 5.5%.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Bank’s average Unaudited Consolidated Statements of Financial Condition and its Unaudited Consolidated Statements of Income for the three month periods ended March 31, 2003 and 2002, respectively, and reflects the average yields on assets and average costs of liabilities for the three month periods ended March 31, 2003 and 2002, respectively. Dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown derives such yields and costs. Average balances are derived from daily average balances and include non-performing loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccruing loans has been included only to the extent reflected in the Unaudited Consolidated Statements of Income. For purposes of this table, the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

Three months ended March 31,                                      2003                            2002
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                Average                       Average
                                                         Average               Yield/    Average             Yield/
                                                         Balance  Interest       Cost    Balance Interest      Cost
--------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
  Loans, net (including fee income)                     $247,696    $4,529        7.4%  $216,873   $4,188       7.7%
  Mortgage backed securities                              83,193     1,071        5.2     83,671    1,399       6.6
  Tax exempt securities (1)                               43,799       637        5.9     42,046      629       5.9
  Taxable securities                                      49,757       499        4.1     22,116      301       5.4
  Federal funds sold                                      14,187        40        1.1     24,528      106       1.7
  Other securities                                         1,616        23        5.8      1,410       15       4.2
  Deposits with banks                                        108         1        3.8         83        -       0.0
                                                    -----------------------------------------------------------------
         Total interest earning assets                   440,356     6,800        6.3    390,727    6,638       6.7
                                                    ----------------------------------------------------------------
Non interest earning assets:
  Cash and due from banks                                 15,779                          15,331
  Other assets                                            13,320                          12,395
                                                    -------------                    ------------
Total assets                                            $469,455                        $418,453
                                                    =============                    ============
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits                               $244,409      $447        0.7%  $214,873     $745       1.4%
  Certificates of deposit of $100,000
     or more                                              28,398       143        2.0     23,342      184       3.1
  Other time deposits                                     33,315       171        2.1     33,978      251       2.9
  Federal funds purchased                                  1,135         4        1.4          -        -         -
  Other borrowings                                         1,220         4        1.3        163        1       2.4
                                                    ----------------------------------------------------------------
        Total interest bearing liabilities               308,477       769        1.0    272,356    1,181       1.7
Non interest bearing liabilities:
  Demand deposits                                        122,682                         114,039
  Other liabilities                                        1,078                           1,239
                                                    -------------                    ------------
Total liabilities                                        432,237                         387,634
Stockholders' equity                                      37,218                          30,819
                                                    -------------                    ------------
        Total liabilities and stockholders' equity      $469,455                        $418,453
                                                    =============                    ============
Net interest income/interest rate spread (2)                         6,031        5.3               5,457       4.2
                                                                ----------------------          --------------------
Net interest earning assets/net interest margin (3)     $131,879                  5.6%   118,371                5.5%
                                                    -------------         -----------------------        -----------
Ratio of interest earning assets to
  interest bearing liabilities                                                  142.8%                        143.5%
                                                                          ------------                   -----------
Less: Tax equivalent adjustment                                     ($232)                         ($214)
                                                                -----------                     ----------
Net interest income                                                 $5,799                         $5,243
                                                                ===========                     ==========

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
                                                            Three months ended
                                                              2003 Over 2002
                                              -----------------------------------------------
                                                              Changes Due To
---------------------------------------------------------------------------------------------
(In thousands)                                          Volume          Rate      Net Change
Interest income on interest
   earning assets:

Loans (including loan fee income)                       $1,149          $(808)         $ 341
Mortgage-backed securities                                  (9)          (319)          (328)
Tax exempt securities (1)                                    3              5              8
Taxable securities                                         658           (460)           198
Federal funds sold                                         (37)           (29)           (66)
Other securities                                             2              6              8
Deposits with banks                                          -              1              1
                                              -----------------------------------------------
   Total interest earning assets                         1,766         (1,604)           162
                                              -----------------------------------------------
Interest expense on interest
   bearing liabilities

Savings, N.O.W. and money market deposits                  557           (855)          (298)
Certificates of deposit of $100,000 or more                179           (220)           (41)
Other time deposits                                         (5)           (75)           (80)
Federal funds purchased                                      5              -              5
Other borrowings                                             6             (3)             3
                                              -----------------------------------------------
   Total interest bearing liabilities                      742         (1,153)          (411)
                                              -----------------------------------------------
Net interest income                                     $1,024          $(451)         $ 573
                                              ===============================================

(1)     The above table is presented on a tax equivalent basis.

Capital

The Bank is subject to various regulatory capital requirements mandated by the federal banking agencies. Failure to meet minimum capital requirements can cause initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about classification, components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of March 31, 2003, that the Bank meets all regulatory capital adequacy requirements.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At March 31, 2003 and December 31, 2002, actual capital levels and minimum required levels for the Bank were:

As of March 31,                                                                 2003
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                    To Be Well
                                                                           For Capital         Capitalized Under
                                                                            Adequacy           Prompt Corrective
                                                        Actual              Purposes           Action Provisions
--------------------------------------------------------------------------------------------------------------------
                                                   Amount     Ratio     Amount      Ratio           Amount  Ratio
                                                 -------------------------------------------------------------------
Total Capital (to risk weighted assets)              $40,073   13.0%       $24,711   >8.0%         $30,889  >10.0%
Tier 1 Capital (to risk weighted assets)              37,842   12.3         12,356   >4.0           18,533   >6.0
Tier 1 Capital (to average assets)                    37,842    8.1         18,778   >4.0           23,473   >5.0

As of December 31,                                                              2002
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                    To Be Well
                                                                           For Capital         Capitalized Under
                                                                            Adequacy           Prompt Corrective
                                                        Actual              Purposes           Action Provisions
--------------------------------------------------------------------------------------------------------------------
                                                   Amount     Ratio     Amount      Ratio       Amount      Ratio
                                                 -------------------------------------------------------------------
Total Capital (to risk weighted assets)              $37,786   12.6%       $24,057   >8.0%         $30,072  >10.0%
Tier 1 Capital (to risk weighted assets)              35,492   11.8         12,029   >4.0           18,043   >6.0
Tier 1 Capital (to average assets)                    35,492    7.6         18,697   >4.0           23,372   >5.0

Comparison of Operating Results for the Three Months March 31, 2003 and 2002

Net income for the three-month period ended March 31, 2003 totaled $2,538,000 or $.61 per diluted share as compared to $2,007,000 or $.48 per diluted share for the same period in 2002. Highlights for the three months ended March 31, 2003 include: (i) $556,000 or 10.6% increase in net interest income; (ii) $797,000 or 116.4% increase in total other income; and (iii) $457,000 or 16.1% increase in total other expenses, over the same period in 2002. The effective income tax rate increased to 36.43% from 33.89% for the same period last year.

Net income for the first three months of 2003 reflects annualized returns of 27.66% on average total stockholders’ equity and 2.19% on average total assets as compared to 25.93% on average total stockholders’ equity and 1.93% on average total assets for the preceding calendar year. For purposes of these calculations, average stockholders’ equity excludes the effects of changes in other comprehensive income, net of taxes.

The increase in net interest income, the primary source of income, of $556,000 or 10.6% for the current three month period over the same period last year resulted from a 12.7% increase in average total interest earning assets to $440,356,000 from $390,727,000 for the comparable period in 2002. Average interest bearing liabilities increased 13.3% to $308,477,000 in 2003 from $272,356,000 for the same period last year. The yield on average interest earning assets for the three-month period ended March 31, 2003 decreased to 6.3% from 6.7% during the same period in 2002. The cost of average interest bearing liabilities decreased to 1.0% from 1.7% during the same period in 2002. The tax adjusted net yield on average earning assets increased to 5.6% from 5.5% from the same period in 2002.

Average loans grew by $30,823,000 or 14.2% when compared to the same three-month period in 2002. Each component of the loan portfolio contributed to the growth; however, real estate loans at March 31, 2003 increased $23,259,000 or 12.5% over March 31, 2002.

Growth in real estate loans is partially attributed to an increase in commercial mortgages. Fixed rate loans represented 15.5% of total loans at March 31, 2003 and 13.7% of total loans at March 31, 2002.

Average investments increased $29,122,000 or 19.5% as compared to the same three-month period in 2002. Average mortgage-backed securities decreased slightly when compared to the same three-month period in 2002, while average taxable securities grew 125.0% to $49,757,000 from $22,116,000. Average federal funds sold decreased $10,341,000 or 42.2% over the prior year. This net increase is partially due to deposit growth outpacing loan growth. Excess funds from increased deposits and increased cash flows from principal repayments on loans and securities, were deployed primarily into U.S. Government bullet agency securities and mortgage-backed securities.

Average deposits grew by $42,572,000 or 11.0% over the same three-month period last year. Components of this growth include an increase in average demand deposits of $8,643,000 or 7.6% and an increase in average savings, NOW and money market deposits of $29,536,000 or 13.7%. Average public fund deposits were 22.6% of total average deposits at March 31, 2003 and 23.1% of total average deposits at March 31, 2002.

The increase in total deposits reflects the Bank’s continued emphasis on attracting individual, partnership and corporate deposits as well as expanding public fund relationships in our marketplace. Over the past two years, the Bank opened branches in Hampton Bays, NY and at Peconic Landing in Greenport, NY. The Bank’s branch expansion strategy coupled with business development efforts continue to support deposit growth.

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the relationship of the customer and related risks. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

The performance of the loan portfolio continued to be strong for the quarter ended March 31, 2003. Since December 31, 2002, nonaccrual loans decreased 85.9% to $62,000 from $439,000, representing 0.02 % of loans, net, at March 31, 2003. Total nonaccrual loans represented 0.20% of total assets at the corresponding date. The Bank had no foreclosed real estate at March 31, 2003 and March 31, 2002. Through adherence to consistently disciplined underwriting standards, the Bank continues to minimize net losses from impaired loans with net charge-offs of $63,000 for the quarter ended March 31, 2003 as compared to $7,000 for the same period last year.

Based on management’s continuing review of the overall loan portfolio and of the current asset quality of the portfolio, no provision for loan losses was recorded during the first quarter of 2003. A $40,000 provision for loan losses was made during the fourth quarter of 2002. The allowance for loan losses decreased to $2,231,000 at March 31, 2003, as compared to $2,294,000 at December 31, 2002. As a percentage of loans, the allowance was 0.88% at March 31, 2003 and 0.92% at December 31, 2002.

Loans of approximately $12,085,000 or 4.8% of total loans at March 31, 2003 were classified as potential problem loans. These are loans for which management has information that indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management is confident that the likelihood of sustaining a loss on these relationships is remote.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in our loan portfolio. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, an Amendment of FASB Statement No. 114.” Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. Assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral and the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Our pool evaluations are broken down as follows. First, loans with homogenous characteristics are pooled by loan type and include home equities, residential mortgages, land loans and consumer loans. Then all remaining loans are segregated into pools based upon the risk rating of each credit. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider the growth in the portfolio as well as our credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. The ranges of loan pool valuation allowances developed by the Bank are applied to the outstanding principal balance of the loans in each pool; as a result, further allocations of the valuation allowance are made. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.

The adequacy of the reserves is adjusted quarterly, to a level deemed appropriate by management, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at March 31, 2003, management believes the allowance for loan losses has been established and maintained at levels adequate to reflect the probable incurred losses in our loan portfolio. While management uses available information to recognize losses on loans, future additions or reductions to the allowance may be necessary based on changes in economic or market conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Total other income increased during the three-month period ended March 31, 2003 by $797,000 or 116.4% over the same period last year. The significant increase was primarily due to net gains on sales of securities for the three-month period ended March 31, 2003 of $634,000, while there were no net securities gains for the same period last year. Service charges on deposit accounts for the three-month period ended March 31, 2003 totaled $550,000, an increase of $127,000 or 30.0% over the same period last year. Fees for other customer services for the three-month period ended March 31, 2003 totaled $202,000, a decrease of $34,000 or 14.4% over the same period last year.

Other operating income for the three-month period ended March 31, 2003 totaled $96,000, an increase of $70,000 or 269.2% over the same period last year. This increase is primarily due to revenue generated through the Bank’s majority investment in its title insurance subsidiary, Bridge Abstract Holding LLC.

Total other expenses increased during the three-month period ended March 31, 2003 by $457,000 or 16.1% over the same period last year. Compensation and benefit expense increased $188,000 or 11.6% for the three-month period ended March 31, 2003 over the same period last year. The increase in compensation expense is attributed to increased costs of employee benefits and salaries as well as the additional employees for the new branches opened subsequent to the first quarter of 2002. Net occupancy expenses increased $69,000 or 26.5% during the three-month period ended March 31, 2003. Furniture and fixture expense for the three-month period ended March 31, 2003 increased $33,000 or 14.3% over the same period last year. These increases are partially attributed to the two additional branch offices opened subsequent to March 31, 2002.

Total other operating expenses for the three-month period ended March 31, 2003 totaled $882,000, an increase of $167,000 or 23.4% over the same period last year. The increase was due primarily the expenses of the Bank’s title insurance subsidiary.

The provision for income taxes increased during the three-month period ended March 31, 2003 by $425,000 or 41.3% over the same period last year. The effective tax rate for the three-month period ended March 31, 2003 increased to 36.4% as compared to 33.9% for the same period last year. This increase primarily results from lower yields on tax-exempt securities, a reduction in the consolidated real estate investment trust subsidiary’s income as a percentage of total income, and a portion of the Company’s projected taxable income being taxed at a higher incremental rate.

Asset/Liability Management

The Company’s primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits, and the credit quality of earning assets. Management’s asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, maintain adequate liquidity, and manage the vulnerability of its operations to changes in interest rates.

The Company’s Asset/Liability Committee, comprised of members of senior management and the Board of Directors, meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits are established by senior management that are reviewed and approved by the full Board of Directors.

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

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in the core deposit base. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds; deposit flows and early loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loan to capital ratios. Historically, the Bank has relied on its deposit base, drawn from its market area through its eleven full service offices, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of the funds needed to finance its strategies. At March 31, 2003, the Bank had aggregate lines of credit of $37,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $17,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against its unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit under its contingency funding plan. The Bank does not anticipate the need to borrow under the master repurchase agreement or brokered certificates of deposit in the near future.

The Company’s liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Excess short-term liquidity is invested in overnight federal funds sold. Management believes the Company has sufficient liquidity to meet its operating requirements.

Private Securities Litigation Reform Act Safe Harbor Statement

This report, as well as other written communications made from time to time by the Company or the Bank and oral communications made from time to time by authorized officers of the Company or the Bank, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth [on both accounting principles generally accepted in the United States of America (“GAAP”) and cash basis]; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Bank’s annual results could differ materially from those management expectations contemplated by the forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, prevailing economic conditions, worldwide political and social occurrences, including acts of war, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality and composition of the Bank’s loan and investment portfolios, changes in management’s business strategies, changes in accounting principles, policies or guidelines, changes in real estate values and other economic, competitive, governmental, regulatory and technological factors affecting the Bank’s operations, markets, products, services and prices. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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
     Rates in Basis         Potential Change          Potential Change
             Points                   in Net                    in Net
       (RATE SHOCK)          Interest Income           Interest Income
-----------------------------------------------------------------------
                   ----------------------------------------------------
                      $ Change      % Change    $ Change      % Change
                   ----------------------------------------------------
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

At March 31, 2003, management believes that there has been no material change in market risk from December 31, 2002.

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

                                                      PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
a.       Exhibits

     99.1     Certification Pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (attached as an exhibit and incorporated herein by reference.)
     99.2     Certification Pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer (attached as an exhibit and incorporated herein by reference.)

b.       Reports on Form 8-K

(i)      Current Report on Form 8-K (Item 5), filed on February 12, 2003;
(ii)     Current Report on Form 8-K (Item 5), filed on February 13, 2003;
(iii)    Current Report on Form 8-K (Item 5), filed on April 10, 2003; and
(iv)     Current Report on Form 8-K (Item 5), filed on April 18, 2003.

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
                                    President and Chief Executive Officer

March 17, 2003                      /s/ Janet T. Verneuille
                                    Janet T. Verneuille,
                                    Senior Vice President, Chief Financial Officer
                                    and Treasurer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Thomas J. Tobin, President and Chief Executive Officer of Bancorp, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bridge Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Thomas J. Tobin
Thomas J. Tobin

President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Janet T. Verneuille, Senior Vice President, Chief Financial Officer and Treasurer of Bancorp, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bridge Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Janet T. Verneuille
Janet T. Verneuille

Senior Vice President , Chief Financial Officer and
Treasurer