Form 10-Q
period 2003-06-30
BRIDGE BANCORP INC
filed 2003-08-12
CIK 846617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2003

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

There were 4,135,858 shares of common stock outstanding as of August 11, 2003.

BRIDGE BANCORP, INC.

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

              Unaudited Consolidated Statements of Condition as of June 30, 2003
              and December 31, 2002

              Unaudited Consolidated Statements of Income for the Three Months and Six
              Months Ended June 30, 2003 and 2002

              Unaudited Consolidated Statements of Stockholders' Equity for the Six Months
              Ended June 30, 2003

              Unaudited Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2003 and 2002

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
         Item 6. Exhibits and Reports on Form 8-K
             31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
             31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
             32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
             32.2 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
         Signatures

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Unaudited Consolidated Statements of Condition
 (In thousands, except share and per share amounts)                       June 30,     December 31,
                                                                              2003             2002
 --------------------------------------------------------------------------------------------------
 ASSETS
 Cash and due from banks                                                   $20,690          $10,706
 Interest earning deposits with banks                                          113              101
        Total cash and cash equivalents                                     20,803           10,807

 Securities available for sale                                             205,029          182,416
 Securities held to maturity (fair value of $6,728 and $11,032
   at June 30, 2003 and December 31, 2002, respectively)                     6,713           11,023
                                                                -----------------------------------
        Total securities, net                                              211,742          193,439

 Loans                                                                     262,724          248,388

 Allowance for loan losses                                                  (2,175)          (2,294)
                                                                -----------------------------------
        Loans, net                                                         260,549          246,094

 Banking premises and equipment, net                                         9,519            9,827
 Accrued interest receivable                                                 2,521            2,608
 Other assets                                                                2,570            1,211
                                                                -----------------------------------
 Total Assets                                                             $507,704         $463,986
                                                                ===================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Demand deposits                                                          $146,090         $125,560
 Savings, N.O.W. and money market deposits                                 242,931          218,016
 Certificates of deposit of $100,000 or more                                28,057           29,806
 Other time deposits                                                        32,733           33,027
                                                                -----------------------------------
         Total deposits                                                    449,811          406,409

 Overnight borrowings                                                       10,500           12,300
 Accrued interest on depositors' accounts                                      321            1,142
 Other liabilities and accrued expenses                                      3,563            4,164
                                                                -----------------------------------
   Total Liabilities                                                       464,195          424,015
                                                                -----------------------------------

 Stockholders' equity:
   Common stock, par value $.01 per share:
   Authorized: 20,000,000 shares; 4,257,597 issued; 4,133,608 and 4,117,986 shares outstanding at June 30, 2003
     and December 31, 2002, respectively                                        43               43
   Surplus                                                                  21,171           21,125
   Undivided profits                                                        20,803           17,239
   Less:  Treasury Stock at cost, 123,989 and 139,611 shares at
     June 30, 2003 and December 31, 2002, respectively                      (2,187)          (2,524)
   Unearned stock awards                                                      (101)               -
                                                                -----------------------------------
                                                                            39,729           35,883
   Accumulated other comprehensive income:
     Net unrealized gain on securities, net of taxes of
      $2,633,000 and $2,834,000 at June 30, 2003
         and December 31, 2002, respectively                                 4,025            4,333

     Net minimum pension liability, net of taxes of $160,000 at
        June 30, 2003 and December 31,2002                                    (245)            (245)
                                                                -----------------------------------
         Total Stockholders' Equity                                         43,509           39,971
                                                                -----------------------------------
 Total Liabilities and Stockholders' Equity                               $507,704         $463,986
                                                                ===================================
See accompanying notes to the Unaudited Consolidated Financial Statements.

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Unaudited Consolidated Statements of Income
 (In thousands, except per share amounts)
                                                  Three months ended June 30,         Six months ended June 30,
                                                        2003             2002              2003            2002
 --------------------------------------------------------------------------------------------------------------
 Interest income:
   Loans (including fee income)                       $4,421           $4,215            $8,950          $8,403
   Mortgage-backed securities                            854            1,277             1,925           2,676
   State and municipal obligations                       390              453               795             868
   U.S. Treasury and government agency
     securities                                          519              400             1,018             701
   Federal funds sold                                     16               52                56             158
   Other securities                                       22               15                45              30
   Deposits with banks                                     -                1                 1               1
                                          ---------------------------------------------------------------------
     Total interest income                             6,222            6,413            12,790          12,837

 Interest expense:
   Savings, N.O.W. and money market
     deposits                                            427              754               874           1,499
   Certificates of deposit of $100,000 or
     more                                                121              166               264             350
   Other time deposits                                   156              217               327             468
   Federal funds purchased                                11                2                15               3
   Other borrowed money                                    -                4                 4               4
                                          ---------------------------------------------------------------------
     Total interest expense                              715            1,143             1,484           2,324
                                          ---------------------------------------------------------------------

 Net interest income                                   5,507            5,270            11,306          10,513
 Provision for loan losses                                 -               60                 -             120
                                          ---------------------------------------------------------------------
 Net interest income after provision for
  loan losses                                          5,507            5,210            11,306          10,393
                                          ---------------------------------------------------------------------
 Other income:
   Service charges on deposit accounts                   614              557             1,164             980
   Net securities gains                                  566                -             1,200               -
   Fees for other customer services                      255              265               457             501
   Other operating income                                102               17               198              43
                                          ---------------------------------------------------------------------
     Total other income                                1,537              839             3,019           1,524
                                          ---------------------------------------------------------------------

 Other expenses:
   Salaries and employee benefits                      1,712            1,558             3,526           3,184
   Net occupancy expense                                 304              260               633             520
   Furniture and fixture expense                         250              237               514             468
   Other operating expenses                              881              792             1,763           1,507
                                          ---------------------------------------------------------------------
     Total other expenses                              3,147            2,847             6,436           5,679
                                          ---------------------------------------------------------------------

 Income before provision for income taxes              3,897            3,202             7,889           6,238
 Provision for income taxes                            1,422            1,088             2,876           2,117
                                          ---------------------------------------------------------------------
 Net income                                           $2,475           $2,114            $5,013          $4,121
                                          =====================================================================
 Basic earnings per share                              $0.60            $0.51             $1.22           $1.00
                                          =====================================================================
 Diluted earnings per share                            $0.60            $0.50             $1.21           $0.98
                                          =====================================================================
 Comprehensive income                                 $2,887           $3,443            $4,705          $5,001
                                          =====================================================================
See accompanying notes to the Unaudited Consolidated Financial Statements.

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Unaudited Consolidated Statements of Stockholders' Equity
 (In thousands, except share and per share amounts)
                                                                                                                Accumulated
                                              Common Stock                                           Unearned         Other
                                              Shares                Comprehensive Undivided Treasury    Stock Comprehensive
                                          Outstanding Amount Surplus       Income   Profits    Stock   Awards        Income     Total
                                          ----------------------------------------------------------------------------------------
 Balance at December 31, 2002              4,117,986     $43 $21,125                $17,239  ($2,524)                $4,088   $39,971
 Net income                                                                $5,013     5,013                                     5,013
 Stock awards vested                           4,872              42                              81                              123
 Stock awards granted                                             34                              87    ($101)                     20
 Exercise of stock options                    10,750             (30)                            169                              139
 Cash dividends declared, $0.35 per share                                            (1,449)                                   (1,449)
 Other comprehensive income, net of tax
    Unrealized gains in securities
      available for sale, net                                                (308)                                     (308)     (308)
                                                                    -------------
 Comprehensive Income                                                      $4,705
                                          --------------------------=============----------------------------------------------------
 Balance at June 30, 2003                  4,133,608     $43 $21,171                $20,803  ($2,187)   ($101)       $3,780   $43,509
                                          ===========================            ====================================================
See accompanying notes to the Unaudited Consolidated Financial Statements.

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Unaudited Consolidated Statements of Cash Flows
 (In thousands)

 Six months ended June 30,                                         2003             2002
 ---------------------------------------------------------------------------------------
 Operating activities:
   Net Income                                                    $5,013          $ 4,121
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Provision for loan losses                                      -              120
       Depreciation and amortization                                477              470
       Accretion of discounts                                      (135)            (162)
       Amortization of premiums                                   1,170              349
       Earned or allocated expense of restricted
        stock awards                                                 50               45
       Net securities gains                                      (1,200)               -
       Decrease (increase) in accrued interest
        receivable                                                   87             (256)
       (Increase) decrease in other assets                       (1,359)             244
       Decrease in accrued and other liabilities                 (1,727)            (188)
                                                     -----------------------------------
 Net cash provided by operating activities                        2,376            4,743
                                                     -----------------------------------
 Investing activities:
   Purchases of securities available for sale                   (97,401)         (44,471)
   Purchases of securities held to maturity                      (2,845)          (7,493)
   Proceeds from sales of securities available for
     sale                                                        42,614                -
   Proceeds from maturing securities available for
     sale                                                         3,535            5,410
   Proceeds from maturing securities held to maturity             7,155           13,670
   Proceeds from principal payments on
     mortgage-backed securities                                  28,804           15,972
   Net increase in loans                                        (14,455)         (17,437)
   Purchases of banking premises and equipment, net
     of disposals                                                  (169)            (380)
                                                     -----------------------------------
 Net cash used by investing activities                          (32,762)         (34,729)
                                                     -----------------------------------
 Financing activities:
   Net increase in deposits                                      43,402           42,989
   Decrease in other borrowings                                  (1,800)               -
   Payment for the purchase of treasury stock                         -             (942)
   Net proceeds from exercise of stock options
     issued pursuant to equity incentive plan                       139               45
   Cash dividends paid                                           (1,359)          (1,245)
                                                     -----------------------------------
 Net cash provided by financing activities                       40,382           40,847
                                                     -----------------------------------
 Increase (decrease) in cash and cash equivalents                 9,996           10,861
 Cash and cash equivalents beginning of period                   10,807           24,363
                                                     -----------------------------------
 Cash and cash equivalents end of period                        $20,803          $35,224
                                                     ===================================

 Supplemental Information-Cash Flows:
   Cash paid for:
     Interest                                                    $2,305           $2,458
                                                     ===================================
     Income taxes                                                $3,181           $1,896
                                                     ===================================
  Noncash investing and financing activities:
     Dividends declared and unpaid                                 $744             $618
                                                     ===================================
See accompanying notes to the Unaudited Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, The Bridgehampton National Bank (the "Bank") and the Bank's two subsidiaries, a wholly-owned real estate investment trust subsidiary, Bridgehampton Community, Inc. ("BCI") and a majority owned financial subsidiary, Bridgehanpton Abstract Holding LLC. The establishment of BCI provides an additional vehicle for access by the Company to the capital markets for future investment purposes. In April 2002, the Bank capitalized a financial subsidiary, Bridgehampton Abstract Holding LLC. This subsidiary, through its majority investment in Bridge Abstract LLC, provides an opportunity for the Bank to include title insurance as a product offering. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K. 2. Earnings Per Share Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.
Unaudited Computation of Per Share Income                Three months ended         Six months ended
                                                        June 30,     June 30,     June 30,     June 30,
                                                            2003         2002         2003         2002
-------------------------------------------------------------------------------------------------------

Net Income                                            $2,475,000   $2,114,000   $5,013,000   $4,121,000

Common Equivalent Shares:

Weighted Average Common Shares Outstanding             4,124,227    4,119,959    4,123,136    4,128,753
Weighted Average Common Equivalent Shares                 31,675       36,455       29,187       29,599
                                                   ----------------------------------------------------
Weighted Average Common and Common Equivalent
  Shares                                               4,155,902    4,156,414    4,152,323    4,158,352
                                                   ----------------------------------------------------
Basic earnings per share                                   $0.60        $0.51        $1.22        $1.00
                                                   ----------------------------------------------------
Diluted earnings per share                                 $0.60        $0.50        $1.21        $0.98
                                                   ----------------------------------------------------

3. Repurchased Stock

In February 2002, the Company reapproved its stock repurchase plan allowing the repurchase of up to 5% of its current outstanding shares. In February 2003, the Company reaffirmed its stock repurchase program. The total number of shares purchased and held as treasury shares at June 30, 2003 was 123,989, or 3.0% of the total number of outstanding common shares of 4,133,608. No shares were repurchased during 2003 and at June 30, 2003, 82,691 shares remain to be repurchased under the current approved stock repurchase program.

4. Stock Based Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires pro forma disclosures for companies not adopting the fair value method. The transitional guidance and annual disclosure provisions of this SFAS was effective for the December 31, 2002 financial statements. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(In thousands, except per share data)
                                      Three months ended       Six months ended
                                     June 30,   June 30,    June 30,    June 30,
                                         2003       2002        2003        2002
--------------------------------------------------------------------------------
Net Income:       As Reported:         $2,475     $2,114      $5,013      $4,121
                  Pro Forma:           $2,406     $2,028      $4,944      $4,035
Basic EPS:        As Reported:          $0.60      $0.51       $1.22       $1.00
                  Pro Forma:            $0.58      $0.49       $1.20       $0.98
Diluted EPS:      As Reported:          $0.60      $0.50       $1.21       $0.98
                  Pro Forma:            $0.58      $0.49       $1.19       $0.96

5. Securities

A summary of the amortized cost and estimated fair value of securities is as follows:

                                              June 30, 2003                  December 31, 2002
 -------------------------------------------------------------------------------------------------
 (In thousands)                                         Estimated                        Estimated
                                         Amortized           Fair        Amortized            Fair
                                              Cost          Value             Cost           Value
                                 -----------------------------------------------------------------
 Available for sale:
   U.S. Treasury securities                $11,167        $11,064            $   -           $   -
   Oblig. of  U.S. Government
     agencies                               49,676         52,546           55,683          57,965
   State and municipal
     obligations                            33,021         35,272           33,235          34,983
   Mortgage-backed securities              102,865        104,505           84,716          87,852
 Nonmarketable equity securities:
   Federal Reserve Bank Stock                   36             36               36              36
   Federal Home Loan Bank Stock              1,606          1,606            1,580           1,580
                                 -----------------------------------------------------------------
     Total available for sale              198,371        205,029          175,250         182,416
                                 -----------------------------------------------------------------
 Held to maturity:
   State and municipal
    obligations                              6,713          6,728           11,023          11,032
                                 -----------------------------------------------------------------
     Total held to maturity                  6,713          6,728           11,023          11,032
                                 -----------------------------------------------------------------
 Total debt and equity securities         $205,084       $211,757         $186,273        $193,448
                                 =================================================================

Securities having an amortized cost of approximately $150,746,000 and $88,682,000 at June 30, 2003 and December 31, 2002, respectively, were pledged to secure public deposits.

6. Loans

Loans are summarized as follows:

                                                              June 30, 2003    December 31,
                                                                                       2002
 ------------------------------------------------------------------------------------------
 (In thousands)

 Real estate mortgage loans                                        $202,146        $189,226
 Commercial, financial, and agricultural loans                       39,556          38,692
 Installment/consumer loans                                           6,093           8,011
 Real estate construction loans                                      14,984          12,520
                                                        -----------------------------------
 Total loans                                                        262,779         248,449
 Unearned income                                                        (55)            (61)
                                                        -----------------------------------
                                                                    262,724         248,388
 Allowance for loan losses                                           (2,175)         (2,294)
                                                        -----------------------------------
 Net loans                                                         $260,549        $246,094
                                                        ===================================

The Bank’s loans primarily consist of commercial real estate loans, construction loans, home equity loans, land loans, consumer loans, residential mortgages and commercial loans. The Bank considers its primary lending area as the eastern end of Long Island in Suffolk County, New York; therefore, the loan portfolio as a whole is dependent on the economic conditions of this geographic region.

Nonaccrual loans at June 30, 2003 and December 31, 2002 were $948,000 and $200,000, respectively. There were no loans 90 days or more past due that were still accruing or any restructured loans at June 30, 2003 and December 31, 2002.

7. Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of probable incurred losses, classified loans, delinquency trends, past loss experience, current economic conditions, concentrations of credit, input from the Bank’s outside loan review consultants and regulatory agencies, and other pertinent factors. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on management’s and the loan classification committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves is adjusted quarterly, to a level deemed appropriate by management based on its assessment of the entire portfolio. Based on the loan classification committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended June 30, 2003, management believes the allowance for loan losses is adequate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, had minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates other income, such as fee income on deposit accounts and merchant credit card services, debit card processing programs, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, and income tax expense, further affects the Bank’s net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto, and other financial information included in the Company’s 2002 Form 10-K and this filing.

During the second quarter of 2003, the net interest margin compression affected earnings as operations continued in a historically low interest rate environment. The net interest margin declined to 5.3% for the six-month period ended June 30, 2003 from 5.5 (PER ARS-5.5)% doesn’t agree to table for the year ended December 31, 2002. Accelerated prepayments on the mortgage-backed securities and loans predominately contributed to the net interest margin compression as these cash flows were reinvested at current lower market yields. Cash flows resulting from sales of securities during the first half of 2003 were primarily reinvested in mortgage-backed securities and US Government treasuries. Sales of these available for sale securities afforded the opportunity to dispose of some of the higher coupon mortgage-backed securities in our investment portfolio that were rapidly repaying principal. Since the Bank’s balance sheet tends to be slightly asset sensitive, it is expected that earnings pressure will persist in the near term. The Bank continues to experience strong growth in its core business with increases in total loans and deposits of 12.9% and 12.4%, respectively, over June 30, 2002. However, management remains cognizant of growth levels and the long-term effects of adding assets to the balance sheet in the current rate environment. Management’s intent is to remain focused on strategies without taking undue risks by extending asset maturities to chase yield, or by compromising credit quality to record higher yielding assets. Maintaining efficiency remains a priority while continuing to grow markets and product offerings.

Financial Condition

The assets of the Company totaled $507,704,000 at June 30, 2003, an increase of $43,718,000 or 9.42% from year-end. This results from increased cash and cash equivalents of $9,996,000 or 92.5% and an increase in net loans of $14,455,000 or 5.9%. Investment in securities increased 9.5% to $211,742,000 as compared to December 31, 2002. The primary source of funds for the increase in assets derived from increased demand, savings, N.O.W. and money market deposits of $45,445,000 or 13.2% while other time deposits and certificates of deposit of $100,000 or more decreased by $2,043,000 or 3.3%. This net increase is primarily attributed to increases in public fund accounts and individual, partnership and corporate accounts. The secondary source of funds was an increase in principal repayments on loans and mortgage-backed securities primarily due to the historically low current interest rate environment. The sales of securities were a tertiary source of funds.

Total stockholders’ equity was $43,509,000 at June 30, 2003, an increase of 8.9% over December 31, 2002. The increase of $3,538,000 was primarily the result of: net income for the six month period ended June 30, 2003 of $5,013,000; plus stock award vesting and stock option exercises of $282,000; less cash dividends declared of $1,449,000; and less the net decrease in other comprehensive income, net of tax, of $308,000. Total capital, before the decrease in accumulated other comprehensive income, increased by $3,846,000 or 10.7%.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Bank’s average Unaudited Consolidated Statements of Financial Condition and its Unaudited Consolidated Statements of Income for the six and three month periods ended June 30, 2003 and 2002, respectively, and reflects the average yields on assets and average costs of liabilities for the six and three month periods ended June 30, 2003 and 2002, respectively. Dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown derives such yields and costs. Average balances are derived from daily average balances and include non-performing loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccruing loans has been included only to the extent reflected in the Unaudited Consolidated Statements of Income. For purposes of this table, the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

 Three months ended June 30,                        2003                                 2002
 -------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                   Average                             Average
                                          Average                  Yield/     Average                  Yield/
                                          Balance    Interest        Cost     Balance    Interest        Cost
 -------------------------------------------------------------------------------------------------------------------
 Assets:
 Interest earning assets:
   Loans, net (including fee income)     $256,237      $4,421        6.8%    $226,013      $4,215        7.5%
   Mortgage-backed securities              93,869         854         3.6      77,174       1,277         6.6
   Tax exempt securities (1)               40,960         614         6.0      46,724         685         5.9
   Taxable securities                      51.924         519         4.0      32,923         400         4.9
   Federal funds sold                       5,227          16         1.2      12,081          52         1.7
   Other securities                         1,641          22         5.4       1,616          15         3.7
   Deposits with banks                        105           -           -          63           1         6.4
                                    -------------------------------------------------------------------------------
          Total interest earning
            assets                        449,963       6,446         5.7     396,594       6,645         6.7
                                    --------------------------------------------------------------------------------
 Non interest earning assets:
   Cash and due from banks                 16,137                              16,592
   Other assets                            13,847                              13,202
                                    -------------                         -----------
 Total assets                            $479,947                            $426,388
                                    =============                         ===========
 Liabilities and Stockholders'
 Equity:
 Interest bearing liabilities:
   Savings, N.O.W. and
     money market deposits               $244,251        $427        0.7%    $216,077        $754        1.4%
   Certificates of deposit of
     $100,000 or more                      28,263         121         1.7      21,924         166         3.0
   Other time deposits                     33,047         156         1.9      32,671         217         2.7
   Federal funds purchased                  2,691          11         1.6         346           2         2.3
   Other borrowings                             -           -           -         934           4         1.7
                                    -------------------------------------------------------------------------
         Total interest bearing
           liabilities                    308,252         715         0.9     271,952       1,143         1.7
 Non interest bearing liabilities:
   Demand deposits                        132,082                             120,722
   Other liabilities                          922                               1,767
                                    -------------                         -----------
   Total liabilities                      441,256                             394,441
 Stockholders' equity                      38,691                              31,947
                                    -------------                         -----------
 Total liabilities and
 stockholders' equity                    $479,947                            $426,388
                                    =============                         ===========

 Net interest income/interest rate                      5,731        4.8                    5,502         5.0
 spread (2)                                             -----------------                  ------------------

 Net interest earning assets/net
 interest margin (3)                     $141,711                    5.1%    $124,642                     5.6%
                                    -------------               --------- -----------                ---------
 Ratio of interest earning assets to
   interest bearing liabilities                                    146.0%                               145.8%
                                                                ---------                            ---------
 Less: Tax equivalent adjustment                         (224)                               (232)
                                                 ------------                         -----------
 Net interest income                                   $5,507                              $5,270
                                                 ============                         ===========
(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

 Six months ended June 30,                          2003                               2002
 ---------------------------------------------------------------------------------------------------------
 (In thousands)                                                   Average                          Average
                                          Average                  Yield/    Average                Yield/
                                          Balance   Interest         Cost    Balance   Interest       Cost
 ----------------------------------------------------------------------------------------------------------
 Assets:
 Interest earning assets:
   Loans, net (including fee income)     $252,086     $8,950         7.0%   $221,469     $8,403       7.7%
   Mortgage-backed securities              88,561      1,925          4.4     80,404      2,676        6.7
   Tax exempt securities (1)               42,371      1,251          5.9     44,398      1,314        6.0
   Taxable securities                      50,846      1,018          4.0     27,550        701        5.1
   Federal funds sold                      14,187         56          1.2     18,270        158        1.7
   Other securities                         1,628         45          5.5      1,513         30        4.0
   Deposits with banks                        106          1          1.9         73          1        2.8
                                    ----------------------------------------------------------------------
          Total interest earning
            assets                        449,785     13,246          5.9    393,677     13,283        6.8
                                    ----------------------------------------------------------------------
 Non interest earning assets:
   Cash and due from banks                 15,959                             15,965
   Other assets                            13,717                             12,800
                                    -------------                      -------------
 Total assets                            $479,461                           $422,442
                                    =============                      =============
 Liabilities and Stockholders'
 Equity:
 Interest bearing liabilities:
   Savings, N.O.W. and
     money market deposits               $244,330       $874         0.7%   $215,478     $1,499       1.4%
   Certificates of deposit of
     $100,000 or more                      28,330        264          1.9     22,629        350        3.1

   Other time deposits                     33,180        327          2.0     33,321        468        2.8
   Federal funds purchased                  1,917         15          1.6        174          3        3.5
   Other borrowings                           606          4          1.3        550          4        1.5
                                    -----------------------------------------------------------------------
         Total interest bearing
           liabilities                    308,363      1,484          1.0    272,152      2,324        1.7
 Non interest bearing liabilities:
   Demand deposits                        127,603                            117,399
   Other liabilities                        5,646                              1,464
                                    --------------                     -------------
   Total liabilities                      441.612                            391,015
 Stockholders' equity                      37,849                             31,427
                                    -------------                      -------------
 Total liabilities and
 stockholders' equity                    $479,461                           $422,442
                                    =============                      =============
 Net interest income/interest rate
 spread (2)                                           11,762         5.0                 10,959       5.1
                                                 ------------------------           ----------------------
 Net interest earning assets/net
 interest margin (3)                     $141,422                    5.3%   $121,525                  5.6%
                                    --------------          ------------- ----------          ------------
 Ratio of interest earning assets to
   interest bearing liabilities                                    144.4%                           144.7%
                                                            -------------                      -----------
 Less: Tax equivalent adjustment                        (456)                              (413)
                                                 -----------                        -----------
 Net interest income                                 $11,306                            $10,546
                                                 ============                       ============
(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

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

                                             Three months ended                Six months ended
                                               2003 Over 2002                   2003 Over 2002
                                     ------------------------------------------------------------------
                                               Changes Due To                   Changes Due To
 ------------------------------------------------------------------------------------------------------
 (In thousands)                         Volume      Rate    Net Change    Volume      Rate   Net Change
 Interest income on interest
    earning assets:
 Loans (including loan fee income)       $1,906    ($1,700)      $206     $2,031   ($1,484)       $547
 Mortgage-backed securities               1,361     (1,784)      (423)       682    (1,433)       (751)
 Tax exempt securities (1)                 (132)        61        (71)       (52)      (11)        (63)
 Taxable securities                         526       (407)       119        734      (417)        317
 Federal funds sold                         (24)       (12)       (36)       (59)      (43)       (102)
 Other securities                             -          7          7          3        12          15
 Deposits with banks                          3         (4)        (1)         1        (1)          -
                                     ------------------------------------------------------------------
    Total interest earning assets         3,641      (3,840)      (199)    3,339    (3,376)        (37)
                                     ------------------------------------------------------------------

 Interest expense on interest
    bearing liabilities
 Savings, N.O.W. and money market
    deposits                                558       (885)       (327)      500    (1,125)       (625)
 Certificates of deposit of $100,000
    or more                                 252       (297)        (45)      184      (270)        (86)
 Other time deposits                         17        (78)        (61)       (2)     (139)       (141)
 Federal funds purchased                     13         (4)          9        17        (5)         12
 Other borrowings                            (2)        (2)         (4)        1        (1)          -
                                     -----------------------------------------------------------------
    Total interest bearing
       liabilities                          838     (1,266)       (428)      700    (1,540)       (840)
                                     -----------------------------------------------------------------
 Net interest income                       $2,803  ($2,574)       $229    $2,639    (1,836)       $803
                                     =================================================================

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of June 30, 2003, that the Bank met all regulatory capital adequacy requirements.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At June 30, 2003 and December 31, 2002, actual capital levels and minimum required levels for the Bank were:

 As of June 30,                                                     2003
 -----------------------------------------------------------------------------------------------------
 (In thousands)                                                                         To Be Well
                                                                  For Capital        Capitalized Under
                                                                   Adequacy          Prompt Corrective
                                             Actual                Purposes          Action Provisions
 -----------------------------------------------------------------------------------------------------
                                       Amount      Ratio       Amount      Ratio       Amount   Ratio
                                    ------------------------------------------------------------------
 Total Capital (to risk weighted         $41,350   12.9%         $25,585   >8.0%      $31,981  >10.0%
 assets)
 Tier 1 Capital (to risk weighted         39,056   12.2           12,792   >4.0        19,188   >6.0
 assets)
 Tier 1 Capital (to average assets)       39,056    8.0           19,468   >4.0        24,335   >5.0

 As of December 31,                                                 2002
 -----------------------------------------------------------------------------------------------------
 (In thousands)                                                                         To Be Well
                                                                  For Capital        Capitalized Under
                                                                   Adequacy          Prompt Corrective
                                             Actual                Purposes          Action Provisions
 -----------------------------------------------------------------------------------------------------
                                       Amount       Ratio      Amount      Ratio     Amount     Ratio
                                    ------------------------------------------------------------------
 Total Capital (to risk weighted          $37,786   12.6%        $24,057   >8.0%      $30,072  >10.0%
 assets)
 Tier 1 Capital (to risk weighted          35,492   11.8          12,029   >4.0        18,043   >6.0
 assets)
 Tier 1 Capital (to average assets)        35,492    7.6          18,697   >4.0        23,372   >5.0

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2003 and 2002

Net income for the three-month period ended June 30, 2003 totaled $2,475,000 or $0.60 per diluted share as compared to $2,114,000 or $0.50 per diluted share for the same period in 2002. During the six month period ended June 30, 2003, the Company earned net income of $5,013,000 or $1.21 per diluted share as compared with $4,121,000 or $0.98 per diluted share for the same period in 2002. Highlights for the three months ended June 30, 2003 include: (i) $237,000 or 4.5% increase in net interest income; (ii) $698,000 or 83.2% increase in total other income; and (iii) $300,000 or 10.5% increase in total other expenses, over the same period in 2002. The effective income tax rate increased to 36.49% from 33.96% for the same period last year. Highlights for the six months ended June 30, 2003 include: (i) a $793,000 or 7.5% increase in net interest income; (ii) a $1,495,000 or 98.1% increase in total other income; and (iii) a $757,000 or 13.3% increase in total other expenses over the same period in 2002. The effective income tax rate increased to 36.46% from 33.93% for the same period last year.

Net income for the first six months of 2003 reflects annualized returns of 26.71% on average total stockholders’ equity and 2.11% on average total assets as compared to 25.93% on average total stockholders’ equity and 1.93% on average total assets for the preceding calendar year. For purposes of these calculations, average stockholders’ equity excludes the effects of changes in other comprehensive income, net of taxes.

The increase in net interest income of $237,000 or 4.5% for the current three month period over the same period last year resulted from a 13.5% increase in average total interest earning assets to $449,963,000 from $396,594,000 for the comparable period in 2002. Average interest bearing liabilities increased 13.3% to $308,252,000 in 2003 from $271,952,000 for the same period last year. The yield on average interest earning assets for the three-month period ended June 30, 2003 decreased to 5.7% from 6.7% during the same period in 2002. The cost of average interest bearing liabilities decreased to 0.9% from 1.7% during the same period in 2002. The tax adjusted net yield on average earning assets decreased to 5.1% from 5.6% from the same period in 2002.

Net interest income increased by $793,000 or 7.5% for the current six-month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets to $449,785,000 in 2003 from $393,677,000 for the comparable period in 2002, a 14.3% increase. Average interest bearing liabilities increased 13.3% to $308,363,000 in 2003 from $272,152,000 for the same period last year. The yield on average interest earning assets for the six-month period ended June 30, 2003 decreased to 5.9% from 6.8% during the same period in 2002. The cost of average interest bearing liabilities decreased to 1.0% from 1.7% during the same period in 2002. The net yield on average earning assets decreased to 5.3% from 5.6% during the same period.

The decrease in the net interest margin is principally an outcome of the continued low interest rate environment, resulting in interest earning assets repricing at historically low yields. Additionally, yields and income were impacted by prepayment activity, which has shortened the anticipated life of loans and mortgage-backed securities and accelerated premium amortization on the mortgage-backed securities. The yield on the average interest earning assets has decreased at a faster rate than the decrease in the cost of average interest bearing liabilities resulting in a negative impact on the net interest margin.

Average loans grew by $30,617,000 or 13.8% when compared to the same six-month period in 2002. Each component of the loan portfolio contributed to the growth; however, real estate loans at June 30, 2003 increased $36,284,000 or 20.1% over June 30, 2002. Growth in real estate loans is partially attributed to an increase in commercial mortgages. Fixed rate loans represented 16.7% of total loans at June 30, 2003 and 12.4% of total loans at June 30, 2002. While the Bank has been successful in growing the loan portfolio, while maintaining prudent underwriting standards, the sustained low interest rate environment has mitigated the benefit to the net interest income and margin.

Average investments increased $29,426,000 or 19.3% compared to the same six-month period in 2002. Average mortgage-backed securities increased when compared to the same six-month period in 2002, while average taxable securities grew 84.6% to $50,846,000 from $27,550,000. Average federal funds sold decreased $4,083,000 or 22.3% over the prior year. The net increase is partially due to deposit growth outpacing loan growth. Excess funds from increased deposits and increased cash flows from principal repayments on loans and securities, were deployed primarily into U.S. Treasury and U.S. Government bullet agency securities and mortgage-backed securities.

Average deposits grew by $44,616,000 or 11.5% over the same six-month period last year. Components of this growth include an increase in average demand deposits of $10,204,000 or 8.7% and an increase in average savings, NOW and money market deposits of $28,852,000 or 13.4%. Average public fund deposits were 20.9% of total average deposits at June 30, 2003 and 21.3% of total average deposits at June 30, 2002.

The increase in total deposits reflects the Bank’s continued emphasis on attracting individual, partnership and corporate deposits as well as expanding public fund relationships in the marketplace. Over the past two years, the Bank opened branches in Hampton Bays, NY and at Peconic Landing in Greenport, NY. The Bank’s branch expansion strategy coupled with business development efforts continue to support deposit growth.

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer and related risks. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

The credit-worthiness of the loan portfolio continued to be strong for the quarter ended June 30, 2003. Since December 31, 2002, nonaccrual loans increased by $748,000 to $948,000 from $200,000, representing 0.3 % of loans, net, at June 30, 2003. Total nonaccrual loans represented 0.08% of net loans at December 31, 2002. The Bank had no foreclosed real estate at June 30, 2003 and June 30, 2002. Through adherence to consistently disciplined underwriting standards, the Bank incurred net losses from impaired loans with net charge-offs of $148,000 for the six months ended June 30, 2003 as compared to $15,000 for the same period last year.

Based on management’s continuing review of the overall loan portfolio and of the current asset quality of the portfolio, no provision for loan losses was recorded during the first six months of 2003. The allowance for loan losses decreased to $2,175,000 at June 30, 2003, as compared to $2,294,000 at December 31, 2002. As a percentage of loans, the allowance was 0.83% at June 30, 2003 and 0.92% at December 31, 2002.

Loans of approximately $11,883,000 or 4.5% of total loans at June 30, 2003 were classified as potential problem loans. This was an increase of $3,466,000 from $8,400,000 at December 31, 2002, but a decrease of $2,017,000 from $13,900,000 at March 31, 2003. These are loans for which management has information that indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in our loan portfolio. Management evaluates the adequacy of our allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

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

The adequacy of the reserves is adjusted quarterly, to a level deemed appropriate by management, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at June 30, 2003, management believes the allowance for loan losses has been established and maintained at levels adequate to reflect the probable incurred losses in our loan portfolio. While management uses available information to recognize losses on loans, future additions or reductions to the allowance may be necessary based on changes in economic or market conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Total other income increased during the three-month period ended June 30, 2003 by $698,000 or 83.2% over the same period last year. For the six-month period ended June 30, 2003 total other income increased $1,495,000 or 98.1% over the same period last year. The significant increase was primarily due to net gains on sales of securities during both the first and second quarters of 2003 for a total of $1,200,000. There were no net securities gains for the three or six-month periods ended June 30, 2002. Service charges on deposit accounts for the three-month period ended June 30, 2003 totaled $614,000, an increase of $57,000 or 10.2% over the same period last year. Service charges on deposit accounts for the six-month period ended June 30, 2003 totaled $1,164,000, an increase of $184,000 or 18.8% over the same period last year. Fees for other customer services for the three-month period ended June 30, 2003 totaled $255,000, a decrease of $10,000 or 3.8% over the same period last year. Fees for other customer services for the six-month period ended June 30, 2003 totaled $457,000, a decrease of $44,000 or 8.8% over the same period in 2002.

Other operating income for the three-month period ended June 30, 2003 totaled $102,000, an increase of $85,000 or 500% over the same period last year. For the six-month period ended June 30, 2003 other operating income totaled $198,000, an increase of $155,000 or 360.0% over the same period last year. This increase is primarily due to revenue generated through the Bank’s majority investment in its title insurance subsidiary, Bridge Abstract Holding LLC.

Total other expenses increased during the three-month period ended June 30, 2003 by $300,000 or 10.5% over the same period last year. For the six-month period ended June 30, 2003 total other expenses increased by $757,000 or 13.3% over the same period last year. Compensation and benefit expense increased $154,000 or 9.9% for the three-month period ended June 30, 2003 over the same period last year. For the six-month period ended June 30, 2003, compensation and benefits expense increased $342,000 or 10.7% over the same period last year. The increase in compensation expense is attributed to increased costs of employee benefits and salaries as well as the additional employees for the new branches opened subsequent to the first quarter of 2002. Net occupancy expenses increased $44,000 or 16.9% during the three-month period ended June 30, 2003. For the six-month period ended June 30, 2003, net occupancy expenses increased $113,000 or 21.7% over the same period last year. Furniture and fixture expense for the three-month period ended June 30, 2003 increased $13,000 or 5.5% over the same period last year. For the six month period ended June 30, 2003, furniture and fixture expense increased $46,000 or 9.8% over the same period last year. These increases are partially attributed to the two additional branch offices opened subsequent to March 31, 2002.

Total other operating expenses for the three-month period ended June 30, 2003 totaled $881,000, an increase of $89,000 or 11.2% over the same period last year. Total other operating expense for the six-month period ended June 30, 2003 totaled $1,763,000, an increase of $256,000 or 17.0% over the same period last year. The increase was due primarily to the expenses of the Bank’s title insurance subsidiary.

The provision for income taxes increased during the three-month period ended June 30, 2003 by $334,000 or 30.7% over the same period last year. The effective tax rate for the three-month period ended June 30, 2003 increased to 36.48% as compared to 34.4% for the same period last year. The provision for income tax increased during the six-month period ended June 30, 2003 by $759,000 or 35.9% over the same period last year. The effective tax rate for the six-month period ended June 30, 2003 increased to 36.46% as compared to 33.93% for the same period last year. This increase primarily results from lower yields on tax-exempt securities, a reduction in the consolidated real estate investment trust subsidiary’s income as a percentage of total income, and a portion of the Company’s projected taxable income being taxed at a higher incremental rate.

Asset/Liability Management

The Company’s net interest income is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits, and the credit quality of earning assets. Management’s asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, maintain adequate liquidity, and manage the vulnerability of its operations to changes in interest rates.

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

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in the core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds; deposit flows and early loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loan to capital ratios. Historically, the Bank has relied on its deposit base, drawn from its market area through its eleven full service offices, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of the funds needed to finance its strategies. At June 30, 2003, the Bank had aggregate lines of credit of $42,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $22,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against its unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit under its contingency funding plan. The Bank does not anticipate the need to borrow under the master repurchase agreement or brokered certificates of deposit in the near future.

The Company’s liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Excess short-term liquidity is invested in overnight federal funds sold. Management believes the Company has sufficient liquidity to meet its operating requirements.

Impact of Inflation, Changing Prices, and Monetary Policies

The financial statements and related financial data concerning the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the FRB.

Recent Regulatory and Accounting Developments

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

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, and Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, Management determined that, upon adopting the new standards the new accounting standards will not materially effect the Company’s operating results or financial condition.

Private Securities Litigation Reform Act Safe Harbor Statement

This report, as well as other written communications made from time to time by the Company or the Bank and oral communications made from time to time by authorized officers of the Company or the Bank, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth [on both accounting principles generally accepted in the United States of America (“GAAP”) and cash basis]; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of safe harbor for forward-looking statements contained in the PSLRA.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one year horizon given both a 200 basis point upward and downward shift in interest rates. Because of the current historically low rate environment, the simulation modeled was a 100 basis point shift downward at April 30, 2003. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at April 30, 2003 and December 31, 2002:

 Change in Interest                     2003                      2002
     Rates in Basis         Potential Change          Potential Change
             Points                   in Net                    in Net
       (RATE SHOCK)          Interest Income           Interest Income
-----------------------------------------------------------------------
                   ----------------------------------------------------
                      $ Change      % Change    $ Change      % Change
                   ----------------------------------------------------
                200 $(369,000)       (1.69)%  $(921,000)       (4.04)%
             Static         -            -            -             -
              (100) $ 103,000         0.47%   $ 421,000         1.85%
              (200)          -             -           -             -

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

At June 30, 2003, management believes that there has been no material change in market risk from April 30, 2003.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1034, as amended) as of June 30, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held at The Bridgehampton National Bank, 2200 Montauk Highway, Bridgehampton, New York 11932 on April 21, 2003. Three Class A directors were elected for a term of three years and one Class C director was elected for a term of two years.

                                                               Against or
Nominees for Director                                 For        Withheld
----------------------------------------- ---------------- --------------
Class A (three year term):
R. Timothy Maran                                2,923,518          23,577
Walter A. Preische, Jr.                         2,923,518          23,577
Dennis A. Suskind                               2,911,867          35,228

Class C (two year term):
Charles I. Massoud                              2,886,564          60,531

          Directors Continuing in Office
Class B (one year term):
Thomas E. Halsey
Marcia Z. Hefter

Class C (two year term):
Raymond Wesnofske
Thomas J. Tobin

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

         31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
         31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
         32.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(b)
               and 18 U.S.C. Section 1350
         32.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(b)
               and 18 U.S.C. Section 1350

b. Reports on Form 8-K

(i)      Current Report on Form 8-K (Item 5), filed on May 21, 2003;
(ii)     Current Report on Form 8-K (Item 5), filed on June 17, 2003; and
(iii)    Current Report on Form 8-K (Item 7), filed on July 16, 2003.

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

August 12, 2003                     /s/ Thomas J. Tobin
                                    Thomas J. Tobin
                                    President and Chief Executive Officer

August 12, 2003                     /s/ Janet T. Verneuille
                                    Janet T. Verneuille,
                                    Senior Vice President, Chief Financial Officer
                                    and Treasurer