Form 10-Q
period 2003-09-30
BRIDGE BANCORP INC
filed 2003-10-31
CIK 846617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-18546
BRIDGE BANCORP, INC.

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

There were 4,138,708 shares of common stock outstanding as of October 27, 2003.

BRIDGE BANCORP, INC.

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

              Unaudited Consolidated Statements of Condition as of September 30, 2003
              and December 31, 2002

              Unaudited Consolidated Statements of Income for the Three Months and Nine
              Months Ended September 30, 2003 and 2002

              Unaudited Consolidated Statements of Stockholders' Equity for the Nine Months
              Ended September 30, 2003

              Unaudited Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2003 and 2002

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

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Unaudited Consolidated Statements of Condition
 (In thousands, except share and per share amounts)                                 September 30,      December 31,
                                                                                             2003              2002
 -------------------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and due from banks                                                                 $ 17,247           $10,706
 Interest earning deposits with banks                                                         134               101
                                                                                ------------------------------------
        Total cash and cash equivalents                                                    17,381            10,807

 Securities available for sale                                                            226,525           182,416
 Securities held to maturity (fair value of $9,840 and $11,032 at September 30,
   2003 and December 31, 2002, respectively)                                                9,843            11,023
                                                                                ------------------------------------
        Total securities, net                                                             236,368           193,439

 Loans                                                                                    263,805           248,388

 Allowance for loan losses                                                                 (2,089)           (2,294)
                                                                                ------------------------------------
        Loans, net                                                                        261,716           246,094

 Banking premises and equipment, net                                                       10,405             9,827
 Accrued interest receivable                                                                2,898             2,608
 Other assets                                                                               1,225             1,211
                                                                                ------------------------------------
 Total Assets                                                                            $529,993          $463,986
                                                                                ====================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Demand deposits                                                                         $149,883          $125,560
 Savings, N.O.W. and money market deposits                                                262,596           218,016
 Certificates of deposit of $100,000 or more                                               30,830            29,806
 Other time deposits                                                                       32,723            33,027
                                                                                ------------------------------------
         Total deposits                                                                   476,032           406,409

 Overnight borrowings                                                                       8,700            12,300
 Accrued interest on depositors' accounts                                                     290             1,142
 Other liabilities and accrued expenses                                                     2,423             4,164
                                                                                ------------------------------------
   Total Liabilities                                                                      487,445           424,015
                                                                                ------------------------------------
 Stockholders' equity:
   Common stock, par value $.01 per share:
   Authorized: 20,000,000 shares; 4,257,597 issued; 4,138,708 and 4,117,986 shares outstanding at September 30, 2003 and December 31,
     2002, respectively                                                                        43                43
   Surplus                                                                                 21,174            21,125
   Undivided profits                                                                       22,331            17,239
  Less:  Treasury Stock at cost, 118,889 and 139,611 shares at September 30,
   2003 and December 31, 2002, respectively                                                (2,101)           (2,524)
   Unearned stock awards                                                                      (91)                -
                                                                                ------------------------------------
                                                                                           41,356            35,883
   Accumulated other comprehensive income:
     Net unrealized gain on securities, net of taxes of $940,000 and $2,834,000
       at September 30, 2003 and December 31, 2002, respectively                            1,437             4,333
     Net minimum pension liability, net of taxes of $160,000 at September 30,
       2003 and December 31, 2002                                                            (245)             (245)

                                                                                ------------------------------------
         Total Stockholders' Equity                                                        42,548            39,971
                                                                                ------------------------------------
 Total Liabilities and Stockholders' Equity                                              $529,993          $463,986
                                                                                ====================================
See accompanying notes to the Unaudited Consolidated Financial Statements.

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Unaudited Consolidated Statements of Income
 (In thousands, except per share amounts)
                                                   Three months ended September 30,    Nine months ended September 30,
                                                              2003             2002              2003             2002
 ----------------------------------------------------------------------------------------------------------------------
 Interest income:
   Loans (including fee income)                             $4,467           $4,602           $13,417          $13,005
   Mortgage-backed securities                                  949            1,249             2,874            3,925
   State and municipal obligations                             379              391             1,174            1,259
   U.S. Treasury and government agency
     securities                                                658              557             1,676            1,258
   Federal funds sold                                           15              116                71              274
   Other securities                                             20               16                65               46
   Deposits with banks                                           -                -                 1                1
                                               ------------------------------------------------------------------------
     Total interest income                                   6,488            6,931            19,278           19,768

 Interest expense:
   Savings, N.O.W. and money market deposits                   313              850             1,187            2,349
   Certificates of deposit of $100,000 or more                 101              172               365              522
   Other time deposits                                         144              208               471              676
   Federal funds purchased                                       1                -                16                3
   Other borrowed money                                          1                -                 5                4
                                               ------------------------------------------------------------------------
     Total interest expense                                    560            1,230             2,044            3,554
                                               ------------------------------------------------------------------------

 Net interest income                                         5,928            5,701            17,234           16,214
 Provision for loan losses                                       -               60                 -              180
                                               ------------------------------------------------------------------------

 Net interest income after provision for loan
 losses                                                      5,928            5,641            17,234           16,034
                                               ------------------------------------------------------------------------

 Other income:
   Service charges on deposit accounts                         558              512             1,722            1,492
   Net securities gains                                          -                -             1,200                -
   Fees for other customer services                            431              465               888              966
   Other operating income                                       96               34               294               77
                                               ------------------------------------------------------------------------
     Total other income                                      1,085            1,011             4,104            2,535
                                               ------------------------------------------------------------------------

 Other expenses:
   Salaries and employee benefits                            1,775            1,589             5,301            4,773
   Net occupancy expense                                       296              325               929              845
   Furniture and fixture expense                               247              248               761              716
   Other operating expenses                                    981              884             2,744            2,391
                                               ------------------------------------------------------------------------
     Total other expenses                                    3,299            3,046             9,735            8,725
                                               ------------------------------------------------------------------------

 Income before provision for income taxes                    3,714            3,606            11,603            9,844
 Provision for income taxes                                  1,356            1,351             4,232            3,468
                                               ------------------------------------------------------------------------
 Net income                                                 $2,358           $2,255            $7,371           $6,376
                                               ========================================================================
 Basic earnings per share                                    $0.57            $0.55             $1.79            $1.55
                                               ========================================================================
 Diluted earnings per share                                  $0.56            $0.54             $1.77            $1.54
                                               ========================================================================
 Comprehensive income                                       $2,588           $3,878            $4,475           $8,879
                                               ========================================================================
See accompanying notes to the Unaudited Consolidated Financial Statements.

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Unaudited Consolidated Statements of Stockholders' Equity
 (In thousands, except share and per share amounts)
                                                                                                               Accumulated
                                              Common Stock                                           Unearned         Other
                                              Shares                Comprehensive Undivided Treasury    Stock Comprehensive
                                          Outstanding Amount Surplus       Income   Profits    Stock   Awards        Income   Total
                                          ------------------------------------------------------------------------------------------
 Balance at December 31, 2002              4,117,986     $43 $21,125                $17,239  ($2,524)                $4,088 $39,971
 Net income                                                                $7,371     7,371                                   7,371
 Stock awards vested                           4,872              42                              81      $30                   153
 Stock awards granted                                             34                              87     (121)                    -
 Exercise of stock options                    15,850            (27)                             255                            228
 Cash dividends declared, $0.35 per share                                            (2,279)                                 (2,279)
 Other comprehensive income, net of tax
    Unrealized gains in securities
     available for sale, net of tax                                        (2,896)                                   (2,896) (2,896)
                                                                    --------------
 Comprehensive Income                                                      $4,475
                                          --------------------------=============---------------------------------------------------
 Balance at September 30, 2003             4,138,708     $43 $21,174                $22,331  ($2,101)    ($91)       $1,192 $42,548
                                          ===========================            ===================================================
See accompanying notes to the Unaudited Consolidated Financial Statements.

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Unaudited Consolidated Statements of Cash Flows
 (In thousands)

 Nine months ended September 30,                                                 2003               2002
 --------------------------------------------------------------------------------------------------------
 Operating activities:
   Net Income                                                                 $ 7,371            $ 6,376
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Provision for loan losses                                                    -                180
       Depreciation and amortization                                              712                726
       Amortization and accretion, net                                          1,634                378
       Earned or allocated expense of restricted stock awards                      30                 67
       Net securities gains                                                    (1,200)                 -
       (Increase) in accrued interest receivable                                 (290)              (596)
       (Increase) in other assets                                                 (14)              (294)
       Decrease in accrued and other liabilities                                 (747)              (225)
                                                                   --------------------------------------
 Net cash provided by operating activities                                      7,496              6,612
                                                                   --------------------------------------

 Investing activities:
   Purchases of securities available for sale                                (141,558)           (88,922)
   Purchases of securities held to maturity                                    (8,301)            (9,793)
   Proceeds from sales of securities available for sale                        43,814                 -
   Proceeds from maturing securities available for sale                         4,550              8,385
   Proceeds from maturing securities held to maturity                           9,455             16,145
   Proceeds from principal payments on mortgage-backed securities              43,887             23,366
   Net increase in loans                                                      (15,622)           (22,455)
   Purchases of banking premises and equipment, net of disposals               (1,290)              (600)
                                                                   --------------------------------------
 Net cash used by investing activities                                        (65,065)           (73,874)
                                                                   --------------------------------------

 Financing activities:
   Net increase in deposits                                                    69,623             72,875
   Decrease in other borrowings                                                (3,600)                 -
   Payment for the purchase of treasury stock                                       -             (1,067)
   Net proceeds from exercise of stock options
          issued pursuant to equity incentive plan                                228                 45
   Cash dividends paid                                                         (2,108)            (1,863)
                                                                   --------------------------------------
 Net cash provided by financing activities                                     64,143             69,990
                                                                   --------------------------------------

 Increase in cash and cash equivalents                                          6,574              2,728
 Cash and cash equivalents beginning of period                                 10,807             24,363
                                                                   --------------------------------------
 Cash and cash equivalents end of period                                      $17,381            $27,091
                                                                   ======================================

 Supplemental Information-Cash Flows:
   Cash paid for:
     Interest                                                                  $3,094             $3,775
                                                                   ======================================
     Income taxes                                                              $4,356             $3,526
                                                                   ======================================
  Noncash investing and financing activities:
     Dividends declared and unpaid                                               $829               $618
                                                                   ======================================
See accompanying notes to the Unaudited Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, The Bridgehampton National Bank (the "Bank") and the Bank's two subsidiaries, a wholly-owned real estate investment trust subsidiary, Bridgehampton Community, Inc. ("BCI") and a majority owned financial subsidiary, Bridgehampton Abstract Holding LLC. The establishment of BCI provides an additional vehicle for access by the Company to the capital markets for future investment purposes. In April 2002, the Bank capitalized a financial subsidiary, Bridgehampton Abstract Holding LLC. This subsidiary, through its majority investment in Bridge Abstract LLC, provides an opportunity for the Bank to include title insurance as a product offering. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K. 2. Earnings Per Share Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.
         Unaudited Computation of Per Share Income               Three months ended            Nine months ended
                                                            September 30, September 30,  September 30, September 30,
                                                                     2003          2002           2003          2002
         -----------------------------------------------------------------------------------------------------------

         Net Income                                            $2,358,000    $2,255,000     $7,371,000    $6,376,000

         Common Equivalent Shares:

         Weighted Average Common Shares Outstanding             4,135,958     4,116,682      4,127,410     4,124,684
         Weighted Average Common Equivalent Shares                 45,070        35,684         34,481        29,050
                                                            --------------------------------------------------------
         Weighted Average Common and Common Equivalent
          Shares                                                4,181,028     4,152,366      4,161,891     4,153,734
                                                            --------------------------------------------------------
         Basic earnings per share                                   $0.57         $0.55          $1.79         $1.55
                                                            --------------------------------------------------------
         Diluted earnings per share                                 $0.56         $0.54          $1.77         $1.54
                                                            --------------------------------------------------------

3. Repurchased Stock

In February 2002, the Company reapproved its stock repurchase plan allowing the repurchase of up to 5% of its current outstanding shares. In February 2003, the Company reaffirmed its stock repurchase program. No shares were repurchased during 2003 and at September 30, 2003, 87,010 shares remain to be repurchased under the current approved stock repurchase program.

4. Stock Based Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires pro forma disclosures for companies not adopting the fair value method. The transitional guidance and annual disclosure provisions of this SFAS were effective for the December 31, 2002 financial statements. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

         (In thousands,                       Three months ended                 Nine months ended
          except per share data)         September 30,   September 30,    September 30,    September 30,
                                                  2003            2002             2003             2002
          ----------------------------------------------------------------------------------------------
          Net Income:      As Reported:         $2,358          $2,255           $7,371           $6,376
                           Pro Forma:           $2,289          $2,169           $7,302           $6,290
          Basic EPS:       As Reported:          $0.57           $0.55            $1.79            $1.55
                           Pro Forma:            $0.55           $0.53            $1.77            $1.53
          Diluted EPS:     As Reported:          $0.56           $0.54            $1.77            $1.54
                           Pro Forma:            $0.55           $0.52            $1.75            $1.51

5. Securities

A summary of the amortized cost and estimated fair value of securities is as follows:

                                                               September 30, 2003                 December 31, 2002
 -------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                         Estimated                         Estimated
                                                        Amortized            Fair        Amortized             Fair
                                                             Cost           Value             Cost            Value
                                                --------------------------------------------------------------------
 Available for sale:
   U.S. Treasury and government agency
     securities                                          $ 75,687        $ 76,890          $55,683          $57,965
   State and municipal obligations                         35,265          36,799           33,235           34,983
   Mortgage-backed securities                             111,555         111,194           84,716           87,852
 Nonmarketable equity securities:
   Federal Reserve Bank Stock                                  36              36               36               36
   Federal Home Loan Bank Stock                             1,606           1,606            1,580            1,580
                                                --------------------------------------------------------------------
     Total available for sale                             224,149         226,525          175,250          182,416
                                                --------------------------------------------------------------------
 Held to maturity:
   State and municipal obligations                          9,843           9,840           11,023           11,032
                                                --------------------------------------------------------------------
     Total held to maturity                                 9,843           9,840           11,023           11,032
                                                --------------------------------------------------------------------
 Total debt and equity securities                        $233,992        $236,365         $186,273         $193,448
                                                ====================================================================

Securities having an estimated fair value of approximately $143,514,000 and $92,378,000 at September 30, 2003 and December 31, 2002, respectively, were pledged to secure public deposits.

6. Loans

Loans are summarized as follows:

                                                         September 30, 2003  December 31, 2002
 ---------------------------------------------------------------------------------------------
 (In thousands)

 Real estate mortgage loans                                        $204,386           $189,226
 Commercial, financial, and agricultural loans                       33,104             38,692
 Installment/consumer loans                                           6,024              8,011
 Real estate construction loans                                      20,297             12,520
                                                        --------------------------------------
 Total loans                                                        263,811            248,449
 Unearned income                                                         (6)               (61)
                                                        --------------------------------------
                                                                    263,805            248,388
 Allowance for loan losses                                           (2,089)            (2,294)
                                                        --------------------------------------
 Net loans                                                         $261,716           $246,094
                                                        ======================================

The Bank’s loans primarily consist of commercial real estate loans, construction loans, home equity loans, land loans, consumer loans, residential mortgages and commercial loans. The Bank considers its primary lending area as the eastern end of Long Island in Suffolk County, New York; therefore, the loan portfolio as a whole is dependent on the economic conditions of this geographic region.

Nonaccrual loans at September 30, 2003 and December 31, 2002 were $302,000 and $200,000, respectively. There were no loans 90 days or more past due that were still accruing, or any restructured loans at September 30, 2003 and December 31, 2002.

7. Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of probable incurred losses, classified loans, delinquency trends, past loss experience, current economic conditions, concentrations of credit, risk rating analyses; input from the Bank’s outside loan review consultants and regulatory agencies, and other pertinent factors. Increases to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management’s and the Classification Committee’s determination of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. At a minimum, the adequacy of these reserves is adjusted quarterly, to a level deemed appropriate by management based on its assessment. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended September 30, 2003, management believes the allowance for loan losses is adequate.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to, or charge-offs against, the allowance based on their judgment about information available to them at the time of their examination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent only basis, had minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates other income, such as fee income on deposit accounts and merchant credit card services, debit card processing programs, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto, and other financial information included in the Company’s 2002 Form 10-K and this filing.

During the third quarter of 2003, net interest margin compression continued to affect earnings as operations continued in a historically low interest rate environment. The net interest margin declined to 5.2% for the nine-month period ended September 30, 2003 from 5.5% for the year ended December 31, 2002. Prepayments on the mortgage-backed securities and loans contributed to net interest margin compression as these cash flows were reinvested at current lower market yields. Cash flows resulting from sales of securities during the year were primarily reinvested in mortgage-backed securities and US Government treasuries and agencies. Sales of these available for sale securities afforded the opportunity to dispose of some of the higher coupon mortgage-backed securities in our investment portfolio that were rapidly prepaying principal.

Structurally, the Bank’s balance sheet remains asset sensitive. However, the benefits of asset sensitivity in a rising rate environment are likely to be delayed over the near term. Going into the last quarter of 2003 and next year, it is anticipated that the Bank will be operating with a lower interest spread than historically, putting pressure on earnings growth. While fully recognizing the challenges inherent in this environment, management is confident that our commitment to well-defined business principles, including planned and sustainable growth, will result in continued long-term value to shareholders.

The Bank continues to experience strong growth in its core business with increases in average net loans and deposits of 13.1% and 11.4%, respectively, over September 30, 2002. Even though there was an increase in average earning asset growth, the increased volume was more than offset by a decrease in yields for average interest-earning assets. However, management remains cognizant of growth levels and the long-term effects of adding assets to the balance sheet in this rate environment. Management continues its strategy not to take undue risks by extending asset maturities to chase yield, or to compromise credit quality to record higher yielding assets. Maintaining efficiency remains a priority while continuing to grow markets and product offerings. Results were achieved while maintaining an efficiency ratio of 44.2% for the first nine months of 2003.

Financial Condition

Assets of the Company totaled $529,993,000 at September 30, 2003, an increase of $66,007,000 or 14.2% from year-end. This results from increased cash and cash equivalents of $6,574,000, or 60.8% and an increase in net loans of $15,622,000, or 6.4%. Investment in securities increased 22.2% to $236,368,000 as compared to December 31, 2002. The primary source of funds for the increase in assets derived from increased inflows in demand, savings, N.O.W. and money market deposits, and certificates of deposit of $100,000 or more of $69,927,000, or 18.7%, while other time deposits decreased by $304,000 or 0.9%. This net increase is primarily attributed to increases in all account types: individual, partnership, corporate and public fund accounts. The secondary source of funds was an increase in principal repayments on loans and mortgage-backed securities primarily due to the historically low current interest rate environment. The sales of securities were a tertiary source of funds.

Total stockholders’ equity was $42,548,000 at September 30, 2003, an increase of 6.5% over December 31, 2002. The increase of $2,577,000 was primarily the result of: net income for the nine month period ended September 30, 2003 of $7,371,000, plus stock award vesting and stock option exercises of $381,000, less cash dividends declared of $2,279,000, and less the net decrease in other comprehensive income, net of tax, of $2,896,000. Total capital, before the decrease in accumulated other comprehensive income, increased by $5,473,000 or 15.3%.

Analysis of Net Interest Income

Net interest income, the largest contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Bank’s average Unaudited Consolidated Statements of Financial Condition and its Unaudited Consolidated Statements of Income for the three and nine-month periods ended September 30, 2003 and 2002, respectively, and reflects the average yields on assets and average costs of liabilities for the respective periods. Average balances are derived from daily average balances and include non-performing loans. For purposes of this table, the average balances for investment in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115. Dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown derives such yields and costs. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccruing loans has been included only to the extent reflected in the Unaudited Consolidated Statements of Income.

 Three months ended September 30,                                 2003                            2002
 ------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                               Average                       Average
                                                         Average               Yield/    Average             Yield/
                                                         Balance  Interest       Cost    Balance  Interest     Cost
 ------------------------------------------------------------------------------------------------------------------
 Assets:
 Interest earning assets:
   Loans, net (including fee income)                    $259,467    $4,467        6.7%  $232,383    $4,602     7.9%
   Mortgage-backed securities                            104,850       949        3.6     76,825     1,249     6.5
   U.S. Treasury and government agency securities         72,354       658        3.6     55,643       557     4.0
   State and municipal obligations (1)                    42,731       597        5.6     40,224       625     6.2
   Federal funds sold                                      5,752        15        1.0     26,308       116     1.8
   Other securities                                        1,642        20        4.8      1,616        16     4.0
   Deposits with banks                                       125         -          -         76         -       -
                                                    ---------------------------------------------------------------
          Total interest earning assets                  486,921     6,706        5.4    433,075     7,165     6.6
                                                    ---------------------------------------------------------------
 Non interest earning assets:
   Cash and due from banks                                17,567                          16,475
   Other assets                                           17,863                          13,227
                                                    -------------                    ------------
 Total assets                                           $522,351                        $462,777
                                                    =============                    ============
 Liabilities and Stockholders' Equity:
 Interest bearing liabilities:
   Savings, N.O.W. and
     money market deposits                              $261,680      $313        0.5%  $238,444     $ 850      1.4%
   Certificates of deposit of $100,000
      or more                                             27,944       101        1.4     23,425       172      2.9
   Other time deposits                                    32,961       144        1.7     32,438       208      2.6
   Federal funds purchased                                   658         2        1.8          -         -        -
   Other borrowings                                            -         -          -          -         -        -
                                                    ----------------------------------------------------------------
         Total interest bearing liabilities              323,243       560        0.7    294,307     1,230      1.7
 Non interest bearing liabilities:
   Demand deposits                                       154,001                         133,007
   Other liabilities                                       2,647                           2,071
                                                    -------------                    ------------
   Total liabilities                                     479,891                         429,385
 Stockholders' equity                                     42,460                          33,392
                                                    -------------                    ------------
 Total liabilities and stockholders' equity             $522,351                        $462,777
                                                    =============                    ============
 Net interest income/interest rate spread (2)                        6,146        4.8                5,935      4.9
                                                                ----------------------          --------------------
 Net interest earning assets/net interest margin (3)    $163,678                  5.1%   $138,768               5.5%
                                                    -------------         -----------------------        -----------
 Ratio of interest earning assets to
   interest bearing liabilities                                                 150.6%                        147.2%
                                                                          ------------                   -----------
 Less: Tax equivalent adjustment                                      (218)                           (234)
                                                                -----------                     ----------

 Net interest income                                                $5,928                          $5,701
                                                                ===========                     ===========
(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest earning assets.

 Nine months ended September 30,                                  2003                            2002
 -------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                               Average                        Average
                                                         Average               Yield/    Average              Yield/
                                                         Balance  Interest       Cost    Balance  Interest      Cost
 -------------------------------------------------------------------------------------------------------------------
 Assets:
 Interest earning assets:
   Loans, net (including fee income)                    $254,526   $13,417        7.0%  $225,147   $13,005      7.7%
   Mortgage-backed securities                             94,050     2,874        4.0     79,198     3,925      6.6
   U.S. Treasury and government agency securities         58,094     1,676        3.8     37,017     1,258      4.5
   State and municipal obligations (1)                    42.493     1,848        5.7     42,991     1,944      6.0
   Federal funds sold                                      8,358        71        1.1     20,979       274      1.7
   Other securities                                        1,633        65        5.3      1,548        46      4.0
   Deposits with banks                                       113         1        1.2         74         1      1.8
                                                    ----------------------------------------------------------------
          Total interest earning assets                  459,267    19,952        5.7    406,954    20,453      6.7
                                                    ----------------------------------------------------------------
 Non interest earning assets:
   Cash and due from banks                                16,501                          16,136
   Other assets                                           19,502                          12,945
                                                    -------------                    ------------
 Total assets                                           $495,270                        $436,035
                                                    =============                    ============
 Liabilities and Stockholders' Equity:
 Interest bearing liabilities:
   Savings, N.O.W. and
     money market deposits                              $250,176    $1,187        0.6%  $223,218    $2,349      1.4%
   Certificates of deposit of $100,000
      or more                                             28,200       365        1.7     22,897       522      3.0
   Other time deposits                                    33,106       471        1.9     33,023       676      2.7
   Federal funds purchased                                 1,451        16        1.5        169         3      2.4
   Other borrowings                                          444         5        1.5        311         4      1.7
                                                    ----------------------------------------------------------------
         Total interest bearing liabilities              313,377     2,044        0.9    279,618     3,554      1.7
 Non interest bearing liabilities:
   Demand deposits                                       135,925                         122,659
   Other liabilities                                       3,910                           1,666
                                                    -------------                    ------------
   Total liabilities                                     453,212                         403,943
 Stockholders' equity                                     42,058                          32,092
                                                    -------------                    ------------
 Total liabilities and stockholders' equity             $495,270                        $436,035
                                                    =============                    ============
 Net interest income/interest rate spread (2)                       17,908        4.8               16,899      5.0
                                                                ----------------------          --------------------
 Net interest earning assets/net interest margin (3)    $145,890                  5.2%  $127,336                5.6%
                                                    -------------         -----------------------        -----------
 Ratio of interest earning assets to
   interest bearing liabilities                                                 146.6%                        145.5%
                                                                          ------------                   -----------
 Less: Tax equivalent adjustment                                      (674)                          (685)
                                                                -----------                     ----------
 Net interest income                                               $17,234                        $16,214
                                                                ===========                     ===========
(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in volume of average interest earning assets and interest bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) the net changes. For purposes of this table, changes, which are not due solely to volume or rate changes, have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include nonaccrual loans.

                                                   Three months ended                     Nine months ended
                                                     2003 Over 2002                         2003 Over 2002
                                         ------------------------------------------------------------------------------
                                                     Changes Due To                         Changes Due To
 ----------------------------------------------------------------------------------------------------------------------
 (In thousands)                                Average       Average                   Average     Average
                                                Volume          Rate   Net Change       Volume        Rate   Net Change
                                         ------------------------------------------------------------------------------
                                         ------------------------------------------------------------------------------
 Interest income on interest
    earning assets:
 Loans (including loan fee income)              $2,369       ($2,504)      ($135)       $2,199    ($1,787)        $412
 Mortgage-backed securities                      1,873        (2,173)       (300)          992     (2,043)      (1,051)
 Tax exempt securities (1)                         184          (212)        (28)          (17)       (79)         (96)
 Taxable securities                                416          (315)        101           751       (333)         418
 Federal funds sold                                (65)          (36)       (101)         (127)       (76)        (203)
 Other securities                                    -             4           4             2         17           19
 Deposits with banks                                 -             -           -             1         (1)           -
                                         ------------------------------------------------------------------------------
    Total interest earning assets                4,777        (5,236)       (459)        3,801     (4,302)        (501)
                                         ------------------------------------------------------------------------------

 Interest expense on interest
    bearing liabilities:
 Savings, N.O.W. and money market deposits         512        (1,049)       (537)          416     (1,578)      (1,162)
 Certificates of deposit of $100,000 or more       175          (247)        (72)          158       (315)        (157)
 Other time deposits                                22           (86)        (64)            3       (208)        (205)
 Federal funds purchased                             3             -           3            16         (3)          13
 Other borrowings                                    -             -           -             2         (1)           1
                                         ------------------------------------------------------------------------------
    Total interest bearing liabilities             712        (1,382)       (670)          595     (2,105)      (1,510)
                                         ------------------------------------------------------------------------------
 Net interest income                            $4,065       ($3,854)       $211        $3,206     (2,197)      $1,009
                                         ==============================================================================

(1)     The above table is presented on a tax equivalent basis.

Capital

The Bank is subject to various regulatory capital requirements mandated by the federal banking agencies. Failure to meet minimum capital requirements can cause initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Bank’s capital amounts and classification also are subject to qualitative judgments by the regulators about classification, components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of September 30, 2003, that the Bank met all regulatory capital adequacy requirements.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At September 30, 2003 and December 31, 2002, actual capital levels and minimum required levels for the Bank were:

 As of September 30,                                                            2003
 -------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                                        To Be Well
                                                                            For Capital          Capitalized Under
                                                                              Adequacy           Prompt Corrective
                                                        Actual                Purposes           Action Provisions
 -------------------------------------------------------------------------------------------------------------------
                                                      Amount  Ratio         Amount  Ratio           Amount  Ratio
                                                 -------------------------------------------------------------------
 Total Capital (to risk weighted assets)             $42,791   12.9%       $26,594   >8.0%         $33,242  >10.0%
 Tier 1 Capital (to risk weighted assets)             40,583   12.2         13,297   >4.0           19,945   >6.0
 Tier 1 Capital (to average assets)                   40,583    8.2         19,810   >4.0           24,762   >5.0

 As of December 31,                                                             2002
 -------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                                        To Be Well
                                                                           For Capital          Capitalized Under
                                                                             Adequacy           Prompt Corrective
                                                        Actual               Purposes           Action Provisions
 -------------------------------------------------------------------------------------------------------------------
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

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2003 and 2002

Net income for the three-month period ended September 30, 2003 totaled $2,358,000 or $0.56 per diluted share as compared to $2,255,000 or $0.54 per diluted share for the same period in 2002. During the nine month period ended September 30, 2003, the Company earned net income of $7,371,000 or $1.77 per diluted share as compared with $6,376,000 or $1.54 per diluted share for the same period in 2002. Highlights for the three months ended September 30, 2003 include: (i) $227,000 or 4.0% increase in net interest income; (ii) $74,000 or 7.3% increase in total other income; and (iii) $253,000 or 8.3% increase in total other expenses, over the same period in 2002. The effective income tax rate decreased to 36.51% from 37.48% for the same period last year. Highlights for the nine months ended September 30, 2003 include: (i) a $1,020,000 or 6.3% increase in net interest income; (ii) a $1,569,000 or 61.9% increase in total other income; and (iii) a $1,010,000 or 11.6% increase in total other expenses over the same period in 2002. The effective income tax rate increased to 36.47% from 35.23% for the same period last year.

Net income for the first nine months of 2003 reflects annualized returns of 23.43% on average total stockholders’ equity and 1.99% on average total assets as compared to 25.93% on average total stockholders’ equity and 1.93% on average total assets for the preceding calendar year. For purposes of these calculations, average stockholders’ equity excludes the effects of changes in other comprehensive income, net of taxes.

The increase in net interest income of $227,000 or 4.0% for the current three month period over the same period last year resulted from a 12.9% increase in average total interest earning assets to $486,921,000 from $433,075,000 for the comparable period in 2002. Average interest bearing liabilities increased 9.8% to $323,243,000 in 2003 from $294,307,000 for the same period last year. The yield on average interest earning assets for the three-month period ended September 30, 2003 decreased to 5.4% from 6.6% during the same period in 2002. The cost of average interest bearing liabilities decreased to 0.7% from 1.7% during the same period in 2002. The tax adjusted net yield on average earning assets decreased to 5.1% from 5.5% from the same period in 2002.

Net interest income increased $1,020,000 or 6.3% for the current nine-month period over the same period last year. The increase primarily resulted from an increase in average total interest earning assets to $459,267,000 in 2003 from $406,954,000 for the comparable period in 2002, a 12.9% increase. Average interest bearing liabilities increased 12.1% to $313,377,000 in 2003 from $279,618,000 for the same period last year. The yield on average interest earning assets for the nine-month period ended September 30, 2003 decreased to 5.7% from 6.7% during the same period in 2002. The cost of average interest bearing liabilities decreased to 0.9% from 1.7% during the same period in 2002. The net yield on average earning assets decreased to 5.2% from 5.6% during the same period.

Spread compression continued into the third quarter of 2003. The decrease in the net interest margin is principally an outcome of the continued low interest rate environment, resulting in interest earning assets repricing at historically low yields. Additionally, yields and income were impacted by prepayment activity, which has shortened the anticipated life of loans and mortgage-backed securities, and accelerated premium amortization on the mortgage-backed securities. The yield on the average interest earning assets has decreased at a faster rate than the decrease in the cost of average interest bearing liabilities resulting in a negative impact on the net interest margin. Low levels of deposit costs have not fully offset lower asset yields. Reinvestment of cash flows from prepayments on mortgage-backed securities and loans at current market rates added to the shrinking net interest margin.

Average loans grew by $29,379,000 or 13.1% when compared to the same nine-month period in 2002. Each component of the loan portfolio contributed to the growth; however, real estate loans at September 30, 2003 increased $27,954,000 or 14.2% over September 30, 2002. Growth in real estate loans is partially attributed to an increase in commercial mortgages. Fixed rate loans represented 17.4% of total loans at September 30, 2003 and 15.9% of total loans at September 30, 2002. While the Bank has been successful in growing the loan portfolio, at the same time maintaining prudent underwriting standards, the sustained low interest rate environment has mitigated the benefit to the net interest income and margin.

Total average investments increased $35,516,000 or 22.1% compared to the same nine-month period in 2002. Average mortgage-backed securities increased 18.8% to $94,050,000 when compared to the same nine-month period in 2002, while average taxable securities grew 56.9% to $58,094,000 from $37,017,000. Average federal funds sold decreased $12,621,000 or 60.2% over the prior year. The net increase is partially due to deposit growth outpacing loan growth. Excess funds from increased deposits and increased cash flows from principal repayments on loans and securities were deployed primarily into all categories of investment in debt and equity securities.

Average deposits grew by $45,610,000, or 11.4%, over the same nine-month period last year. Components of this growth include an increase in average demand deposits of $13,266,000 or 10.8% and an increase in average savings, NOW and money market deposits of $26,958,000 or 12.1%. Average public fund deposits were 21.5% of total average deposits at September 30, 2003 and 21.3% of total average deposits at September 30, 2002.

The increase in total deposits is a result of the Bank’s continued business development efforts in attracting new accounts through the mature branches as well as the Bank’s more recently opened branches. The Bank continues to review branch expansion possibilities in new and existing markets.

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer and the related credit risks of the transaction. These factors are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

The creditworthiness of the loan portfolio continued to be strong for the quarter ended September 30, 2003. Since December 31, 2002, nonaccrual loans increased $102,000 to $302,000 from $200,000, representing 0.1 % of loans, net, at September 30, 2003. Total nonaccrual loans represented 0.08% of net loans at December 31, 2002. The Bank had no foreclosed real estate at September 30, 2003 and 2002. Through adherence to consistently disciplined underwriting standards, the Bank incurred net losses from charge offs in the amount of $205,000, representing 0.1% of total loans, for the nine months ended September 30, 2003 as compared to $9,000, or 0.01% of total loans for the same period last year.

Based on management’s continuing review of the overall loan portfolio and of the current asset quality of the portfolio, no provision for loan losses was recorded during the first nine months of 2003. The allowance for loan losses decreased to $2,089,000 at September 30, 2003, as compared to $2,294,000 at December 31, 2002. As a percentage of total loans, the allowance was 0.79% at September 30, 2003 and 0.92% at December 31, 2002.

Loans of approximately $9,864,000 or 3.7% of total loans at September 30, 2003 were classified as potential problem loans. This was an increase of $1,464,000 from $8,400,000 at December 31, 2002, but a decrease of $2,019,000 from $11,883,000 at June 30, 2003. These are loans for which management has information that indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank’s loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, an Amendment of FASB Statement No. 114.” Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. Assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down as follows. First, loans with homogenous characteristics are pooled by loan type and include home equity loans, residential mortgages, land loans and consumer loans. Then all remaining loans are segregated into pools based upon the risk rating of each credit. Key factors in determining a credit’s risk rating include management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, and management. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. The ranges of loan pool valuation allowances developed by the Bank are applied to the outstanding principal balance of the loans in each pool. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.

The adequacy of the reserves is adjusted quarterly, to a level deemed appropriate by management, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at September 30, 2003, management believes the allowance for loan losses has been established and maintained at levels adequate to reflect the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Total other income increased during the three-month period ended September 30, 2003 by $74,000 or 7.3% over the same period last year. For the nine-month period ended September 30, 2003 total other income increased $1,569,000 or 61.9% over the same period last year. The significant increase was primarily due to net gains on sales of securities during both the first and second quarters of 2003 for a total of $1,200,000. There were no net securities gains for the three or nine-month periods ended September 30, 2002. Service charges on deposit accounts for the three-month period ended September 30, 2003 totaled $558,000, an increase of $46,000 or 9.0% over the same period last year. Service charges on deposit accounts for the nine-month period ended September 30, 2003 totaled $1,722,000, an increase of $230,000 or 15.4% over the same period last year. Fees for other customer services for the three-month period ended September 30, 2003 totaled $431,000, a decrease of $34,000 or 7.3% over the same period last year. Fees for other customer services for the nine-month period ended September 30, 2003 totaled $888,000, a decrease of $78,000 or 8.1% over the same period in 2002.

Other operating income for the three-month period ended September 30, 2003 totaled $96,000, an increase of $62,000 or 182.4% over the same period last year. For the nine-month period ended September 30, 2003, other operating income totaled $294,000, an increase of $217,000 or 281.8% over the same period last year. This increase is primarily due to revenue generated through the Bank’s majority investment in its title insurance subsidiary, Bridge Abstract LLC, which began operations in the second quarter of 2002. Gross revenues of Bridge Abstract LLC are included in other operating income.

Total other expenses increased during the three-month period ended September 30, 2003 by $253,000 or 8.3% over the same period last year. For the nine-month period ended September 30, 2003 total other expenses increased by $1,010,000 or 11.6% over the same period last year. Compensation and benefit expense increased $186,000 or 11.7% for the three-month period ended September 30, 2003 over the same period last year. For the nine-month period ended September 30, 2003, compensation and benefits expense increased $528,000 or 11.1% over the same period last year. Net occupancy expenses decreased $29,000 or 8.9% during the three-month period ended September 30, 2003. For the nine-month period ended September 30, 2003, net occupancy expenses increased $84,000 or 9.9% over the same period last year. Furniture and fixture expense for the three-month period ended September 30, 2003 decreased $1,000 or 0.4% over the same period last year. For the nine month period ended September 30, 2003, furniture and fixture expense increased $45,000 or 6.3% over the same period last year.

Total other operating expenses for the three-month period ended September 30, 2003 totaled $981,000; an increase of $97,000 or 10.9% over the same period last year. Total other operating expense was $2,744,000 for the nine-month period ended September 30, 2003, an increase of $353,000 or 14.7% over the same period last year. The increase was due primarily to the expenses of Bridge Abstract. Although immaterial to the total consolidated income statements, Bridge Abstract has run at a net operating profit for the first nine months of 2003.

The provision for income taxes increased during the three-month period ended September 30, 2003 by $5,000 or 0.4% over the same period last year. The effective tax rate for the three-month period ended September 30, 2003 decreased to 36.51% as compared to 37.48% for the same period last year. The provision for income tax increased during the nine- month period ended September 30, 2003 by $764,000 or 22.0% over the same period last year. The effective tax rate for the nine-month period ended September 30, 2003 increased to 36.47% as compared to 35.23% for the same period last year. This increase primarily results from lower yields on tax-exempt securities, a reduction in the consolidated real estate investment trust subsidiary’s income as a percentage of total income, and a portion of the Company’s projected taxable income being taxed at a higher incremental rate.

Asset/Liability Management

The Company’s net interest income is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits, and the credit quality of earning assets. The primary objective of the Company’s asset/liability process is to maximize earnings and return on capital within acceptable levels of risk. Management strives to manage and control the Company’s interest rate risk and to provide adequate earnings in all plausible future interest rate environments.

Management also recognizes the importance of liquidity/funds management in effectively managing its balance sheet and related earnings stream.

The Company’s Asset/Liability Committee, comprised of members of senior management and the Board of Directors, meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits are established by senior management that are reviewed and approved by the Board of Directors.

The economic environment continually presents uncertainties as to future interest rate trends. The Asset/Liability Committee regularly monitors interest rate risk measurement reports. Net interest income simulations are used to assess the expected impact of increasing or decreasing interest rates on net interest rates. Alternative strategies are developed that take into account changes in interest rate levels and trends; deposit and loan products, and related markets; banking regulations; and monetary fiscal policy.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to access unanticipated earnings enhancement opportunities. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in the core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds; deposit flows and early loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as deposit outflows, loans, asset/liability objectives and suggested O.C.C. measurements such as loan to capital ratios. Historically, the Bank has relied on its deposit base, drawn from its market area through its eleven full service offices, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. At September 30, 2003, the Bank had aggregate lines of credit of $42,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $22,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against its unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit under its contingency funding plan. The Bank does not anticipate the need to borrow under the master repurchase agreement or brokered certificates of deposit in the near future.

The Company’s liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Excess short-term liquidity is invested in overnight federal funds sold. Management believes the Company has sufficient liquidity to meet its operating requirements.

Impact of Inflation, Changing Prices, and Monetary Policies

The financial statements and related financial data concerning the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

Recent Regulatory and Accounting Developments

The Financial Accounting Standards Board (“FASB”) recently issued two new accounting standards, Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”, and Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities,” both of which generally become effective in the quarter beginning July 1, 2003. The Company is only nominally involved in these instruments, management determined that, upon adopting the new standards the Company’s operating results or financial condition was not be materially affected.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of SFAS No. 5, 57, and 107 and Rescission of FIN 34. This Interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements in interim or annual reports for periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end. The application of this Interpretation did not have a material impact on the Company’s consolidated statement of financial condition or consolidated statement of income.

In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after September 15, 2003. The implementation of FIN 46 did not have an impact on the Company’s consolidated statement of financial condition or consolidated statement of income.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates. Because of the current historically low rate environment, the simulation modeled was a 100 basis point shift downward at July 31, 2003. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at July 31, 2003 and December 31, 2002:

                                        2003                       2002
Change in Interest          Potential Change           Potential Change
Rates in Basis Points                 in Net                     in Net
(RATE SHOCK)                 Interest Income            Interest Income
-----------------------------------------------------------------------
                   ----------------------------------------------------
                      $ Change      % Change        $ Change   % Change
                   ----------------------------------------------------
                200  $(914,000)      (3.73)%       $(921,000)   (4.04)%
             Static          -           -                 -        -
              (100)  $ 404,000        1.65%        $ 421,000     1.85%
              (200)          -           -                 -        -

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

At September 30, 2003, management believes that there has been no material change in market risk from July 31, 2003.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

b. Reports on Form 8-K

        (i)  Current Report on Form 8-K (Item 7), filed on July 16, 2003;
       (ii)  Current Report on Form 8-K (Item 5), filed on September 15, 2003; and
      (iii)  Current Report on Form 8-K (Item 5), filed on September 22, 2003.

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

October 31, 2003                    /s/ Thomas J. Tobin
                                    Thomas J. Tobin
                                    President and Chief Executive Officer

October 31, 2003                    /s/ Janet T. Verneuille
                                    Janet T. Verneuille,
                                    Senior Vice President, Chief Financial Officer
                                    and Treasurer