Form 10-Q/A
period 2003-09-30
BRIDGE BANCORP INC
filed 2003-11-06
CIK 846617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This amendment to the Form 10-Q originally filed on October 31, 2003, for the quarterly period ended September 30, 2003, amends the Unaudited Consolidated Statements of Income, to correct a typographical error in comprehensive (loss) income for the three month period ended September 30, 2003. The entire page of the Unaudited Consolidated Statements of Income follows:

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Unaudited Consolidated Statements of Income
 (In thousands, except per share amounts)
                                                   Three months ended September 30,    Nine months ended September 30,
                                                              2003             2002              2003             2002
 ----------------------------------------------------------------------------------------------------------------------
 Interest income:
   Loans (including fee income)                             $4,467           $4,602           $13,417          $13,005
   Mortgage-backed securities                                  949            1,249             2,874            3,925
   State and municipal obligations                             379              391             1,174            1,259
   U.S. Treasury and government agency
     securities                                                658              557             1,676            1,258
   Federal funds sold                                           15              116                71              274
   Other securities                                             20               16                65               46
   Deposits with banks                                           -                -                 1                1
                                               ------------------------------------------------------------------------
     Total interest income                                   6,488            6,931            19,278           19,768

 Interest expense:
   Savings, N.O.W. and money market deposits                   313              850             1,187            2,349
   Certificates of deposit of $100,000 or more                 101              172               365              522
   Other time deposits                                         144              208               471              676
   Federal funds purchased                                       1                -                16                3
   Other borrowed money                                          1                -                 5                4
                                               ------------------------------------------------------------------------
     Total interest expense                                    560            1,230             2,044            3,554
                                               ------------------------------------------------------------------------

 Net interest income                                         5,928            5,701            17,234           16,214
 Provision for loan losses                                       -               60                 -              180
                                               ------------------------------------------------------------------------

 Net interest income after provision for loan
 losses                                                      5,928            5,641            17,234           16,034
                                               ------------------------------------------------------------------------

 Other income:
   Service charges on deposit accounts                         558              512             1,722            1,492
   Net securities gains                                          -                -             1,200                -
   Fees for other customer services                            431              465               888              966
   Other operating income                                       96               34               294               77
                                               ------------------------------------------------------------------------
     Total other income                                      1,085            1,011             4,104            2,535
                                               ------------------------------------------------------------------------

 Other expenses:
   Salaries and employee benefits                            1,775            1,589             5,301            4,773
   Net occupancy expense                                       296              325               929              845
   Furniture and fixture expense                               247              248               761              716
   Other operating expenses                                    981              884             2,744            2,391
                                               ------------------------------------------------------------------------
     Total other expenses                                    3,299            3,046             9,735            8,725
                                               ------------------------------------------------------------------------

 Income before provision for income taxes                    3,714            3,606            11,603            9,844
 Provision for income taxes                                  1,356            1,351             4,232            3,468
                                               ------------------------------------------------------------------------
 Net income                                                 $2,358           $2,255            $7,371           $6,376
                                               ========================================================================
 Basic earnings per share                                    $0.57            $0.55             $1.79            $1.55
                                               ========================================================================
 Diluted earnings per share                                  $0.56            $0.54             $1.77            $1.54
                                               ========================================================================
 Comprehensive (loss) income                                $ (230)           $3,878            $4,475           $8,879
                                               ========================================================================
See accompanying notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

November 6, 2003                    /s/ Thomas J. Tobin
                                    Thomas J. Tobin
                                    President and Chief Executive Officer

November 6, 2003                    /s/ Janet T. Verneuille
                                    Janet T. Verneuille,
                                    Senior Vice President, Chief Financial Officer
                                    and Treasurer