Form 10-K
period 2003-12-31
BRIDGE BANCORP INC
filed 2004-03-12
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant's telephone number, including area code (631) 537-1000

Securities registered under Section 12 (b) of the Exchange Act:

                   Title of each class                           Name of each exchange on which registered
None                                                                     None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, Par Value of $0.01 Per Share,
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2003, was $105,965,233.

The number of shares of the Registrant’s Common Stock outstanding on February 29, 2004 was 4,161,635.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2004 Annual Meeting to be filed pursuant to Regulation 14A filed on or before April 30, 2004 (Part III).

Table Of Contents

PART I

         Item 1       Business                                                                                1

         Item 2       Properties                                                                              3

         Item 3       Legal Proceedings                                                                       3

         Item 4       Submission of Matters to a Vote of Security Holders                                     3

PART II

         Item 5       Market for Registrant’s Common Equity and Related Stockholder Matters                   4

         Item 6       Selected Financial Data                                                                 5

         Item 7       Management’s Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                           6

         Item 7A      Quantitative and Qualitative Disclosures About Market Risk                             20

         Item 8       Financial Statements and Supplementary Data                                            21

         Item 9       Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure                                                                             45

         Item 9A      Controls and Procedures                                                                45

PART III

         Item 10      Directors and Executive Officers of the Registrant                                     45

         Item 11      Executive Compensation                                                                 45

         Item 12      Security Ownership of Certain Beneficial Owners and Management
                      And Related Stockholder Matters                                                        45

         Item 13      Certain Relationships and Related Transactions                                         45

         Item 14      Principal Accounting Fees and Services                                                 45

PART IV

         Item 15      Exhibits, Financial Statement Schedules and Reports on Form 8-K                        46

SIGNATURES                                                                                                   47

EXHIBIT INDEX                                                                                                48

PART I

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2004, dated March 19, 2004, are incorporated by reference into Part III.

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company, the sole subsidiary of which is The Bridgehampton National Bank (the “Bank”). The Registrant was organized as a New York business corporation and incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization; under the plan the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”). The assets transferred to BCI are viewed by the regulators as part of the Bank’s assets in consolidation. The establishment of BCI provides an additional vehicle for access by the Company to the capital markets for future investment purposes. In April 2002, the Bank capitalized a financial subsidiary, Bridgehampton Abstract Holding, LLC. This subsidiary, through its majority investment in Bridge Abstract, LLC, provides title insurance for the Bank.

At present, the Registrant does not own or lease any property and has no paid employees. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, PO Box 3005, Bridgehampton, New York 11932. The Bank’s Internet address is www.bridgenb.com.

The Registrant is subject to the regulation and supervision of the Federal Reserve Board and the Securities and Exchange Commission. The Bank was established in 1910 as a national banking association. The primary banking agency responsible for regulating the Bank is the Comptroller of the Currency (the “O.C.C.”). The Bank also is subject to regulation and supervision by the Federal Reserve Board and the Federal Deposit Insurance Corporation. Additional information on regulatory requirements is set forth in Note 11 to the Consolidated Financial Statements.

The Bank engages in full service commercial and consumer banking and limited trust business, including accepting time and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in (1) mortgages, secured and unsecured commercial and consumer loans; (2) FHLB, FNMA, and FHLMC mortgage-backed securities; (3) obligations of New York State and local municipal obligations; and (4) U.S. treasury and government agency securities. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts. Through its title insurance subsidiary the Bank acts as a broker for title insurance services.

The Bank employs 119 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive.

All phases of the Bank’s business are highly competitive. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence. Most of these competitors are significantly larger than the Bank, and therefore have greater financial and marketing resources than those of the Bank. The Bank considers its major competition to be local commercial banks as well as other commercial banks with branches in the Bank’s market area. Other competitors include mortgage brokers and financial services firms other than financial institutions such as investment and insurance companies.

The Bank’s market area is located on eastern Long Island. Although the Bank does maintain some customer relationships in Riverhead, Brookhaven and Shelter Island towns at this time, the majority of its customer base and all of its existing branches are located in the towns of Southampton, East Hampton, and Southold. Recently the Bank purchased real estate in the Village of Westhampton Beach with the intent to open a branch office. Geographically this location moves the Bank westward and demonstrates the commitment to traditional growth through branch expansion. The Bank also purchased property to construct a new branch facility in the Village of Southampton, and entered into a contract for the purchase of property in the Town of East Hampton, conditioned on getting necessary approvals, and in the Town of Southold. Obtaining approval through the local municipal planning authorities is a lengthy process, but the Bank remains optimistic that the municipality will approve its plans for construction in the Village of Southampton. In the Town of East Hampton, the Bank is less certain of obtaining the municipality’s approval because of building moratoriums.

Eastern Long Island is semi-rural. Surrounded by water and including the Hamptons, the region is a recreational destination for the New York metropolitan and surrounding areas. Over the years the area’s economy benefited from the influx of tourists and second homeowners during the summer months. In recent years, the local economy’s fluctuations have become less seasonal with a larger year round population during the winter months. Industries represented in the marketplace are retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; and agricultural and related businesses. During the last decade, the Long Island wine industry has matured and currently there are approximately 27 vineyards located in the region. The vast majority of businesses are considered small businesses employing fewer than ten full-time employees. Key employers in the region include the municipalities, hospitals, and financial institutions.

The Company, the Bank and its subsidiaries, report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxation. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale of available for sale securities are generally treated as ordinary, rather than capital, gains or losses. Additionally, the Company can exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group. The Bank is subject to the New York State Franchise Tax on Banking Corporations based on certain criteria. The taxation of net income is similar to federal taxable income subject to certain modifications.

REGULATION AND SUPERVISION

The Bridgehampton National Bank is chartered by and is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (the “O.C.C.”). The Bank is a member of the Federal Home Loan Bank of New York and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also is a member of the Federal Reserve System. The Bank must file reports with the OCC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to test the compliance with various regulatory requirements.

The Bank is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the OCC and to a lesser extent the FDIC. These statutes, rules and regulations relate to insurance of deposits, minimum capital requirements, allowable investments, lending authority, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of our business.

This regulation and supervision establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves.

Bridge Bancorp, Inc., as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA applicable to bank holding companies. Bridge Bancorp is required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board. Bridge Bancorp also files certain reports with the Securities and Exchange Commission under the federal securities laws.

Any change in such laws and regulations, whether by the OCC, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on the Bank and the Company and their operations and stockholders.

EXECUTIVE OFFICERS

                Name                              Positions Held with the Company
                -----------------------------     --------------------------------------------------------

                Thomas J. Tobin                   President and Chief Executive Officer

                Christopher Becker                Executive Vice President and Chief Operating Officer
                                                    and Secretary

                Janet T. Verneuille               Senior Vice President and Chief Financial Officer
                                                    and Treasurer

Biographical information of executive officers of the Company who are not directors is as follows:

Christopher Becker, age 38, has served as Executive Vice President and Chief Operating Officer of the Company since February 2003 and as Secretary of the Company since March 2003. He served as Executive Vice President from 1999 to 2003 as well as being appointed Secretary of the Board of Directors in 2001. Mr. Becker served as the Chief Financial Officer from 1997 to 2001.

Janet T. Verneuille, age 43, has served as the Company’s Senior Vice President and Chief Financial Officer since January 2001 and as Treasurer of the Company since March 2003. Ms. Verneuille served as Vice President and Controller of the Company from 1999 to 2001.

OTHER INFORMATION

Through a link on the Investor Relations section of the Bank’s website of www.bridgenb.com, copies of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) for 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Copies of such reports and other information also are available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to Bridge Bancorp, Inc., Investor Relations, 2200 Montauk Highway, PO Box 3005, Bridgehampton, NY 11932, (631) 537-1000.

CORPORATE GOVERNANCE

The Company has adopted a code of ethics, which applies to all directors, officers, and employees. The code of ethics has been posted on the Bank’s website at www.bridgenb.com. A copy of the code of ethics is filed as Exhibit 14.1 to this Form 10-K.

Through a link on the Investor Relations section of the Bank’s website of www.bridgenb.com, copies of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) for 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Copies of such reports and other information also are available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to Bridge Bancorp, Inc., Investor Relations, 2200 Montauk Highway, PO Box 3005, Bridgehampton, NY 11932, (631) 537-1000.

Item 2. Properties

Facilities of the Registrant are located at 2200 Montauk Highway, Bridgehampton, New York in the Bank’s Main Office building. As such, the Registrant itself has no physical properties.

The Bank’s Main Office is owned. The Bank also owns buildings, which houses its Southold Branch located at 54790 Main Road, Southold, New York and its Montauk Branch located at 1 The Plaza, Montauk, New York. The Bank currently sublets a portion of the Montauk building. The Bank leases seven additional properties as branch locations at 425 County Road 39A, Southampton, New York; 26 Park Place, East Hampton, New York; 48 East Montauk Highway, Hampton Bays, New York; Mattituck Plaza, Main Road, Mattituck, New York; 218 Front Street, Greenport, New York; 94 Main Street, Southampton, New York; and 2 Bay Street, Sag Harbor, New York. The Bank leases additional space at 184 Old Country Road, Riverhead, New York, which it is currently subletting. Additionally, the Bank utilizes space for a branch in Peconic Landing, 1500 Brecknock Road, Greenport, New York.

In 2002, the Bank purchased property in the Village of Southampton. In 2003, the Bank purchased property in the Village of Westhampton Beach, where it plans to construct a new branch office, and the Bank entered into contracts for the purchase of real estate in the Town of East Hampton and in the Town of Southold.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK INFORMATION

The Company’s common stock is traded on the NASDAQ® over the counter bulletin board market under the symbol, “BDGE.” The following table details the quarterly high and low bid prices of the Company’s common stock and the dividends declared for such periods.

At December 31, 2003, the Company had approximately 683 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

COMMON STOCK INFORMATION

                                                                         Stock Prices
                                                                     -----------------  Dividends
                                                                         High      Low  Declared
                                      -----------------------------------------------------------
                                      By Quarter 2003
                                      -----------------------------------------------------------
                                      First                            $23.65   $22.30     $0.16
                                      Second                           $26.90   $23.65     $0.17
                                      Third                            $32.30   $27.50     $0.18
                                      Fourth (1)                       $36.00   $31.00     $0.63

                                                                         Stock Prices
                                                                     ----------------- Dividends
                                                                         High      Low  Declared
                                      -----------------------------------------------------------
                                      By Quarter 2002
                                      -----------------------------------------------------------
                                      First                            $23.20   $18.05     $0.15
                                      Second                           $24.50   $19.40     $0.15
                                      Third                            $25.15   $23.50     $0.15
                                      Fourth                           $23.75   $22.10     $0.16

                                                                                                    (1)     On December 15, 2003, the Company declared a special dividend of approximately
                                                                                                              $1,660,000 or $0.40 per share.

Item 6. Selected Financial Data

Five-Year Summary of Operations
(In thousands, except per share data and financial ratios)

Set forth below are selected consolidated financial and other data of the Company. The Company’s business is primarily the business of the Bank. This financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company.

December 31,                                         2003        2002        2001      2000      1999
------------------------------------------------------------------------------------------------------
Selected Financial Data:
Securities available for sale                    $195,341    $182,416    $127,102  $115,537  $ 85,679
Securities held to maturity                        14,396      11,023      16,159    11,314    12,290
Total loans                                       273,188     248,388     215,362   201,092   170,870
Total assets                                      511,613     463,986     393,523   354,642   300,044
Total deposits                                    457,159     406,409     357,155   313,379   274,322
Total stockholders' equity                         42,794      39,971      32,861    28,788    23,672

Year Ended December 31,
------------------------------------------------------------------------------------------------------
Selected Operating Data:
Total interest income                            $ 25,968    $ 26,486    $ 27,009  $ 25,458  $ 21,056
Total interest expense                              2,601       4,490       7,868     8,753     6,135
                                              --------------------------------------------------------
Net interest income                                23,367      21,996      19,141    16,705    14,921
Provision for loan losses                               -         220         323       105       420
                                              --------------------------------------------------------

Net interest  income after  provision for
 loan losses                                       23,367      21,776      18,818    16,600    14,501
Total other income                                  4,716       3,405       2,419     1,734     2,264
Total other expenses                               12,997      11,942      11,198    10,234     9,611
                                              --------------------------------------------------------

Income before income taxes                         15,086      13,239      10,039     8,100     7,154
Provision for income taxes                          5,488       4,722       3,292     2,464     2,387
                                              --------------------------------------------------------
Net income                                       $  9,598     $ 8,517     $ 6,747   $ 5,636   $ 4,767
                                              ========================================================

December 31,
------------------------------------------------------------------------------------------------------
Selected Financial Ratios and Other Data:
Return on average equity                           22.58%      23.93%      21.41%    22.41%    20.75%
Return on average assets                            1.91%       1.90%       1.73%     1.62%     1.60%
Average equity to average assets                    8.46%       7.96%       8.06%     7.23%     7.70%
Dividend payout ratio  (1)                         50.98%      29.57%      34.27%    36.83%    37.47%
Diluted earnings per share                         $2.30       $2.05       $1.60     $1.32     $1.11
Basic earnings per share                           $2.32       $2.07       $1.61     $1.33     $1.12
Cash dividends declared per common share  (1)      $1.18       $0.61       $0.55     $0.49     $0.42
(1)	On December 15, 2003, the Company declared a special dividend of approximately $1,660,000, or $0.40 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This presentation may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to, prevailing economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality and composition of the Bank’s loan and investment portfolios, changes in management’s business strategies, changes in accounting principles, policies or guidelines, changes in real estate values and other economic, competitive, governmental, regulatory and technological factors affecting the Bank’s operations, markets, products, services and prices. The forward-looking statements are made as of the date of this presentation, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

OVERVIEW

Bridge Bancorp, Inc. is a one-bank holding company engaged in commercial banking through its wholly owned subsidiary, The Bridgehampton National Bank. The Bank is headquartered in Bridgehampton, New York and operates eleven branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For nearly a century, the Bank has maintained its focus on building customer relationships on eastern Long Island, New York. The Bank offers a broad range of deposit and loan products and services through its branch network and alternative delivery channels. The mission of the Company is to achieve excellence in financial performance and build long-term shareholder value through a steadfast commitment to its employees, its customer relationships, and the community.

Building long-term relationships with our customers remains the cornerstone of the Bank’s brand. Key to the Bank’s ability to attract and retain customer relationships is the accessibility and responsiveness of our officers and staff. Expanding our branch network and developing lines of business that complement the Bank’s core products are fundamental objectives of the Bank’s overall business strategy. Commitment to community involvement continues to be essential to the Company’s culture.

The Company’s results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates; government policies; changes in accounting standards; and actions of regulatory agencies.

Success in our performance in 2003 reflects multiple factors:

• A strong, net interest margin
• Exceptional credit quality and loan growth
• Continued asset and deposit growth
• Maintenance of a low efficiency ratio
• Prudent investment portfolio management
• Active capital management

During 2003, although the net interest margin was strong, net interest margin compression affected earnings growth as operations continued in a historically low interest rate environment. The net interest margin declined to 5.2% for the year ended December 31, 2003 from 5.5% for the year ended December 31, 2002. Prepayments on mortgage-backed securities and loans contributed to net interest margin compression as these cash flows were reinvested at then current lower market yields.

Structurally, the Bank’s balance sheet exhibits an asset sensitive bias over the long term. As a result, the Bank’s greatest exposure is to a sustained lower rate environment since asset yields would be expected to decline further while deposit costs would stabilize. Should rates begin to rise, margin compression is expected in the near term; however, management anticipates that the balance sheet will benefit over time from a prolonged rising rate environment. Going into 2004, it is anticipated that the Bank will be operating with a lower net interest margin than prior years, putting continued pressure on earnings growth.

Management maintained the asset quality on of its loan portfolio. To accomplish this objective the Company follows its loan policies and underwriting practices, which include (i) granting loans on a sound and collectible basis; (ii) understanding needs of the businesses and the community in the Company’s general market area while maintaining a balance between yield and risk; (iii) ensuring that primary, secondary and tertiary sources of repayment are adequate in relation to the amount of the loan; (iv) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; (v) ensuring that each loan is properly documented; and (vi) developing and applying adequate collection procedures.

The Bank experienced strong growth in its core business with increases in average net loans and deposits of 12.5% and 11.5%, respectively, over December 31, 2002. Even though there was an increase in average interest earning asset growth, the increased volume was more than offset by a decrease in yields. Management is mindful of growth levels and the long-term effects of adding assets to the balance sheet in this low rate environment. Loans are priced sensibly, and as the rate environment shifts management is cognizant of potentially repositioning assets. Management continues its strategy not to take undue risks by extending asset maturities or to compromise credit quality to record higher yielding assets. Maintaining efficiency remains a priority while continuing to grow markets and product offerings. Results were achieved while maintaining an efficiency ratio of 46.28% for 2003.

For the year ended December 31, 2003, net gains from sales of securities available for sale totaled $826,000. Management sold investment securities that were susceptible to increased prepayment risk in a continued low rate environment. Additional securities were sold as part of ongoing investment portfolio strategies. Mortgage-backed securities are sometimes sold when they pay down to a certain level to mitigate increased price risk. Government securities are sometimes sold to take advantage of changes in the yield curve. Cash flows from the investment and loan portfolios, as well as deposit growth, were deployed into all categories of investment in debt and equity securities.

Earnings growth has outpaced asset growth over recent years adding to the importance of active capital management. During 2003, the Company re-approved its stock repurchase plan allowing the repurchase of up to 5% of its current outstanding shares. However, opportunities to buy back shares were not available in 2003. As a result, despite steady increases in quarterly dividends, our capital levels remained higher than projected. In addition to declaration of the regular dividend in December 2003, the Company declared a special dividend of $0.40 per share. Despite the payment of this special dividend, capital remains at a level sufficient to support planned expansion and growth.

Each of these elements is discussed in an in-depth analysis of our financial results and the accompanying financial statements and footnotes.

CRITICAL ACCOUNTING POLICIES

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2003 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Statement of Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, an Amendment of FASB Statement No. 114.” Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. Assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down as follows: First, loans with homogenous characteristics are pooled by loan type and include home equity loans, residential mortgages, land loans and consumer loans. Then all remaining loans are segregated into pools based upon the risk rating of each credit. Key factors in determining a credit’s risk rating include management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, and management. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. The ranges of loan pool valuation allowances developed by the Bank are applied to the outstanding principal balance of the loans in each pool. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at December 31, 2003, management believes the allowance for loan losses has been established and maintained at levels adequate to reflect the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding our allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

GENERAL

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a one-bank holding company formed effective March 31, 1989, and on a parent-only basis, had minimal results of operations for 2003, 2002 and 2001. In the event the Company subsequently expands its current operations, it sources of funds will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised and borrowings. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the notes thereto and the other financial information included elsewhere in this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

ANALYSIS OF NET INTEREST INCOME

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Bank’s average consolidated statements of financial condition and its consolidated statements of income for the years indicated and reflect the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include non-performing loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

    Year Ended December 31,                        2003                          2002                           2001
    ------------------------------------------------------------------------------------------------------------------------------
    (In thousands)                                          Average                        Average                        Average
                                         Average             Yield/    Average              Yield/    Average              Yield/
                                         Balance  Interest     Cost    Balance  Interest      Cost    Balance  Interest      Cost
                                     ---------------------------------------------------------------------------------------------
    Interest earning assets:
      Loans, net                        $257,301   $17,971      7.0%  $228,720   $17,485      7.6%   $211,458   $18,188      8.6%
      Mortgage-backed securities          98,278     4,012      4.1     81,516     5,179      6.4      79,800     5,729      7.2
      Taxable securities                  59,942     2,285      3.8     41,913     1,798      4.3      12,693       793      6.2
      Tax exempt securities (1)           43,357     2,449      5.7     42,930     2,580      6.0      38,672     2,517      6.5
      Federal funds sold                   6,581        74      1.1     16,909       295      1.7      15,025       498      3.3
      Other securities                     1,635        66      4.0      1,565        68      4.3       1,321        77      5.8
      Deposits with banks                    118         1      0.9         79         1      1.3         826        32      3.9
                                     ---------------------------------------------------------------------------------------------
    Total interest earning assets        467,212    26,858      5.7    413,632    27,406      6.6     359,795    27,834      7.7

    Non interest earning assets:
      Cash and due from banks             16,279                        15,685                         14,176
      Other assets                        18,972                        17,908                         17,097
                                     ------------                  ------------                   ------------
    Total assets                        $502,463                      $447,225                       $391,068
                                     ============                  ============                   ============

    Interest bearing liabilities:
      Savings, N.O.W. and
         money market deposits          $248,520    $1,478      0.6%  $225,278    $2,889      1.3%   $186,011   $ 5,201      2.8%
      Certificates   of   deposit  of
         $100,000 or more                 29,284       477      1.6     24,038       706      2.9      25,296     1,181      4.7
      Other time deposits                 33,010       597      1.8     33,042       871      2.6      33,692     1,464      4.3
      Federal funds purchased              2,931        44      1.5        965        17      1.8         479        19      4.0
      Other borrowings                       332         5      1.5        470         7      1.5          68         3      4.4
                                     ---------------------------------------------------------------------------------------------
    Total      interest       bearing
    liabilities                          314,077     2,601      0.8    283,793     4,490      1.6%    245,546     7,868      3.2%

    Non interest bearing liabilities:
      Demand deposits                    142,269                       123,915                        111,038
      Other liabilities                    3,608                         3,925                          2,976
                                     ------------                  ------------                   ------------
    Total liabilities                    459,954                       411,633                        359,560
    Stockholders' equity                  42,509                        35,592                         31,508
                                     ------------                  ------------                   ------------
    Total liabilities and
    stockholders' equity                $502,463                      $447,225                       $391,068
                                     ============                  ============                   ============

    Net interest income/interest
      rate spread  (2)                             24,257       4.9%              22,916      5.0%               19,966      4.5%
                                                --------------------          ---------------------          ---------------------

    Net earning  assets/net  interest
      margin (3)                        $153,135     5.2%             $129,839     5.5%              $114,249      5.6%
                                     ----------------------        ----------------------         ----------------------
    Ratio of interest  earning assets
      to interest bearing liabilities     148.8%                        145.8%                         146.5%
                                     ------------                  ------------                   ------------

    Less: Tax equivalent adjustment                   (890)                         (920)                          (825)
                                                -----------                   -----------                    -----------

    Net interest income                            $23,367                       $21,996                        $19,141
                                                ===========                   ===========                    ===========
(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

RATE/VOLUME ANALYSIS

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in volume of average interest earning assets and interest bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of this table, changes, which are not due solely to volume or rate changes, have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include nonaccrual loans.

             Year Ended December 31,                               2003 Over 2002               2002 Over 2001
             --------------------------------------------------------------------------------------------------------------
                                                                   Changes Due To               Changes Due To
             --------------------------------------------------------------------------------------------------------------
             (In thousands)                                   Volume         Rate Net Change  Volume      Rate Net Change
             Interest income on interest earning assets:
             Loans                                            $2,073      $(1,587)  $    486   $1,455  $(2,158)    $  (703)
             Mortgage-backed securities                          926       (2,093)    (1,167)     118     (668)       (550)
             Tax exempt securities (1)                            26         (157)      (131)     265     (202)         63
             Taxable securities                                  705         (218)       487    1,312     (307)      1,005
             Federal funds sold                                 (140)         (81)      (221)      57     (260)       (203)
             Other securities                                      3           (5)        (2)      13      (22)         (9)
             Deposits with banks                                   -            -          -      (18)     (13)        (31)
                                                          -----------------------------------------------------------------
                Total interest income on interest  earning
                  assets                                      $3,593      $(4,141)  $   (548)  $3,202  $(3,630)    $  (428)
                                                          -----------------------------------------------------------------

             Interest    expense   on   interest   bearing
             liabilities:
             Savings, N.O.W. and money market deposits        $  272      $(1,683)   $(1,411)  $  924  $(3,235)    $(2,311)
             Certificates of deposits of $100,000 or more        131         (360)      (229)     (55)    (420)       (475)
             Other time deposits                                  (1)        (273)      (274)     (28)    (566)       (594)
             Federal funds purchased                              30           (3)        27       13      (15)         (2)
             Other borrowings                                     (2)           -         (2)       7       (3)          4
                                                          -----------------------------------------------------------------
                Total   interest   expense   on   interest
                  bearing liabilities                         $  430      $(2,319)   $(1,889)  $  861  $(4,239)    $(3,378)
                                                          -----------------------------------------------------------------
             Net interest income                              $3,163      $(1,822)   $ 1,341   $2,341  $   609     $ 2,950
                                                          =================================================================

                                  (1)        The above table is presented on a tax equivalent basis.

FINANCIAL CONDITION

The assets of the Company totaled $511,613,000 at December 31, 2003, an increase of $47,627,000 or 10.3% from the previous year-end. This increase mainly results from an increase in total loans of $24,800,000 or 10.0% and an increase in total securities of $16,298,000 or 8.4%.

Loans
The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area on eastern Long Island. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer and the related credit risks of the transaction. These factors are affected by general and economic conditions, including but not limited to monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Company markets. Risks associated with real estate loans include concentrations of loans in a certain loan type such as commercial real estate and fluctuating values of land and improved properties. The primary risks associated with commercial loans are the experience and quality of the borrower’s management, the business climate, the cash flow of the business and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Company must take possession of the collateral. Consumer loans also have risks associated with concentrations of loans in a single type of loan.

The Company’s policy for charging off loans is a multi-step process. A loan is considered a potential charge-off when it is in default of either principal or interest for a period of 90, 120 or 180 days, depending upon the loan type, as of the end of the prior month. In addition to date criteria, other triggering events may include, but are not limited to, notice of bankruptcy, death of the borrower, and deficiency balance from the sale of collateral. These loans identified are presented for evaluation at the regular meeting of the Credit Committee. The recovery of charged-off balances is actively pursued until the potential for recovery has been exhausted or until the expense of collection does not justify the recovery efforts.

Total loans grew $24,800,000 or 10.0% since year end 2002. Average loans grew by $28,581,000 or 12.5% when compared to the prior year. Certain components of the loan portfolio contributed to the growth: real estate mortgage loans increased $24,030,000 or 12.7% and real estate construction loans increased $7,517,000 or 60.0%, while commercial loans decreased $4,882,000 or 12.6% and installment/consumer loans decreased $1,906,000 or 23.8% since December 31, 2002.

The following table sets forth the major classifications of loans:

December 31,                                   2003        2002        2001        2000        1999
----------------------------------------------------------------------------------------------------
(In thousands)
Real estate mortgage loans                 $213,256    $189,226    $172,214    $151,598    $128,643
Commercial, financial, and
  agricultural loans                         33,810      38,692      28,281      28,475      24,918
Installment/consumer loans                    6,105       8,011       6,149       6,838       4,714
Real estate construction loans               20,037      12,520       8,784      14,291      12,834
                                       -------------------------------------------------------------

Total loans                                 273,208     248,449     215,428     201,202     171,109
Unearned income                                 (20)        (61)        (66)       (110)       (239)
                                       -------------------------------------------------------------
                                            273,188     248,388     215,362     201,092     170,870
Allowance for loan losses                    (2,144)     (2,294)     (2,249)     (2,100)     (1,971)
                                       -------------------------------------------------------------
Net loans                                  $271,044    $246,094    $213,113    $198,992    $168,899
                                       =============================================================

Selected Loan Maturity Information
The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgages and consumer loans to individuals as of December 31, 2003:

                                                   After One
                                     Within One   But Within        After
                                           Year   Five Years   Five Years      Total
-------------------------------------------------------------------------------------
(In thousands)

Commercial loans                        $11,600      $16,302      $ 5,908    $33,810
Construction loans (1)                    6,041          166       13,830     20,037
                                  ---------------------------------------------------
      Total                             $17,641      $16,468      $19,738    $53,847
                                  ===================================================

Rate provisions:
Amounts with fixed interest rates       $ 3,423      $ 8,705      $ 6,149    $18,277
Amounts  with  variable   interest       14,218        7,763       13,589     35,570
rates
                                  ---------------------------------------------------
      Total                             $17,641      $16,468      $19,738    $53,847
                                  ===================================================
(1)

Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically convert to amortization at the end of the construction phase.

Past Due, Nonaccrual and Restructured Loans
The following table sets forth selected information about past due, nonaccrual and restructured loans.

December 31,                                        2003     2002   2001    2000    1999
-----------------------------------------------------------------------------------------
(In thousands)

Loans  90  days  or more  past  due and  still      $  -     $  -   $  -    $  -    $  1
accruing
Nonaccrual loans                                     152      200    532     769     189
Restructured loans                                     -        -      -       -     776
Other real estate owned, net                           -        -      -       -       -
                                              -------------------------------------------
Total                                               $152     $200   $532    $769    $966
                                              ===========================================

Year Ended December 31,
-----------------------------------------------------------------------------------------
Gross  interest  income  that  would have been
recorded during the year under original terms:
Nonaccrual loans                                     $ 9     $ 13   $ 66    $ 97     $63
Restructured loans                                     -        -      -       -       -

Gross  interest  income  recorded  during  the
year:
Nonaccrual loans                                     $ 6     $  4   $ 17    $ 10     $ 4
Restructured loans                                     -        -      -       -       -

Commitments for additional funds                       -        -      -       -       -

Securities
Total securities increased to $209,737,000 at December 31, 2003 from $193,439,000 at December 31, 2002. The available for sale portfolio increased 7.1% to $195,341,000 primarily as a result of increased holdings due to excess funds from increased deposits. Excess funds were deployed into all categories of investment in debt and equity securities. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. U.S. Treasury and government agency securities decreased to $54,169,000 at December 31, 2003 from $57,965,000 at December 31, 2002. The Bank continued to maintain its levels of mortgaged-backed securities, which represented approximately 52.5% of the available for sale balance at December 31, 2003.

A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:

December 31,                                               2003                             2002                              2001
--------------------------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                          Gross      Gross Estimated                Gross      Gross Estimated                Gross      Gross Estimated
                           Amortized Unrealized Unrealized      Fair Amortized Unrealized Unrealized      Fair Amortized Unrealized Unrealized      Fair
                                Cost      Gains     Losses     Value      Cost      Gains     Losses     Value      Cost      Gains     Losses     Value
                           -----------------------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury and
    government
    agency securities       $ 52,855     $1,479    $  (165) $ 54,169  $ 55,683     $2,282        $ -  $ 57,965  $ 17,073     $  235      $  (8)  $17,300
  State and municipal
    obligations               35,495      1,619        (70)   37,044    33,235      1,751         (3)   34,983    25,900        884         (9)   26,775
  Mortgage-backed
    securities               102,463      1,124     (1,101)  102,486    84,716      3,136          -    87,852    79,264      2,370          -    81,634
  Federal Reserve Bank Stock      36          -          -        36        36          -          -        36        36          -          -        36
  Federal  Home  Loan  Bank
    Stock                      1,606          -          -     1,606     1,580          -          -     1,580     1,357          -          -     1,357
                           -----------------------------------------------------------------------------------------------------------------------------
Total available for sale     192,455      4,222     (1,336)  195,341   175,250      7,169         (3)  182,416   123,630      3,489        (17)  127,102
                           -----------------------------------------------------------------------------------------------------------------------------
Held to maturity:
  State and municipal
    obligations               14,396          -        (17)   14,379    11,023          9          -    11,032    16,159         59         -     16,218
                           -----------------------------------------------------------------------------------------------------------------------------
Total held to maturity        14,396          -        (17)   14,379    11,023          9          -    11,032    16,159         59         -     16,218
                           -----------------------------------------------------------------------------------------------------------------------------
Total   debt   and   equity
  securities                $206,851     $4,222    $(1,353) $209,720  $186,273     $7,178        $(3) $193,448  $139,789     $3,548      $(17)  $143,320
                           =============================================================================================================================

Deposits and Borrowings
Overnight borrowings decreased $6,400,000 to $5,900,000 from the prior year-end. The source of funds for the increase in assets was derived primarily from increased deposits of $50,750,000 or 12.5%. The increase in total deposits is a result of the Bank’s continued business development efforts to attract new accounts through the mature branches as well as the Bank’s more recently opened branches. Demand deposits increased $33,845,000 or 27.0%. Savings, N.O.W. and money market deposits increased $11,831,000 or 5.4%. This increase is primarily attributed to increased money market deposits both in public fund accounts and individual, partnership and corporate accounts. Certificates of deposit of $100,000 or more increased $6,035,000 or 20.3% over December 31, 2002, while other time deposits decreased $961,000 or 2.9% over the prior year.

Total stockholders’ equity was $42,794,000 at December 31, 2003, an increase of 7.1% over December 31, 2002. The increase of $2,823,000 was the result of net income for the year ended December 31, 2003 of $9,598,000; plus the proceeds, net of taxes, of $478,000 from the exercise of incentive stock options pursuant to the equity incentive plan; plus $163,000 for the issuance of vested stock awards from treasury; less cash dividends declared of $4,893,000; and plus the net decrease in other comprehensive income, net of tax, of $2,523,000. Changes in market conditions were the primary reason for the net decrease in unrealized depreciation in securities available for sale, which decreased other comprehensive income.

LIQUIDITY

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to access unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions (see Note 1.l to the Consolidated Financial Statements), dividends from the Bank to the Company at December 31, 2003 were limited to $13,136,000, which represents the Bank’s 2003 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 15% of total assets. At December 31, 2003, the Bank had aggregate lines of credit of $42,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $22,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit.

The Company’s liquidity positions are monitored daily to ensure the maintenance of an optimum level, and efficient use, of available funds. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short-term and wholesale borrowings. The Asset and Liability Committee is comprised of members of senior management and the Board. Excess short-term liquidity is invested in overnight federal funds sold. Management believes the Company has sufficient liquidity to meet its operating requirements.

CAPITAL RESOURCES

As a result of undistributed net income, less the change in net unrealized appreciation in securities available for sale, net of tax, and the issuance of shares of common stock pursuant to the equity incentive plan, the Company’s stockholders’ equity increased to $42,794,000 at December 31, 2003 from $39,971,000 at December 31, 2002. The ratio of average stockholders’ equity to average total assets increased to 8.46% at year end 2003 from 7.96% at year end 2002.

The Company exceeds the risk-based capital adequacy ratio levels required by the regulatory agencies (see Note 11 to the Consolidated Financial Statements). Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required levels and be more than adequate to meet the growth of the Company. The Company has the ability to issue additional common stock and/or trust preferred securities should the need arise.

The Company had returns on average equity of 22.58%, 23.93%, and 21.41%, and returns on average assets of 1.91%, 1.90%, and 1.73% for the years ended December 31, 2003, 2002, and 2001, respectively.

CONTRACTUAL OBLIGATIONS

The following represents commitments outstanding at December 31, 2003:

                                    Total
                                  Amounts Less than      One to    Four to Over Five
                                Committed  One Year Three Years Five Years     Years
                               -----------------------------------------------------
(In thousands)
Operating leases                   $3,306      $ 491      $ 847      $ 497   $ 1,471
Purchase obligation                 1,750          -      1,750          -         -
Standby letters of credit           1,970      1,808        162          -         -
Loan  commitments   outstanding     8,798      8,798          -          -         -
(1)
Unused equity lines                33,121      2,032      7,667     23,258       164
Unused construction lines           4,138        161          -          -     3,977
Unused lines of credit             21,061     11,466      4,069        710     4,816
Unused overdraft lines             10,973      7,381      2,748        844         -
                               -----------------------------------------------------
Total commitments outstanding     $85,117    $32,137    $17,243    $25,309   $10,428
                               =====================================================

                                                                   (1)        Of the $8,798 of loan commitments outstanding, $7,648 are variable rate commitments.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1.p of Notes to Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

General.
Net income for 2003 totaled $9,598,000, or $2.30 per diluted share, as compared to net income of $8,517,000 or $2.05 per diluted share for the year ended December 31, 2002. Net income for 2003 increased $1,081,000 or 12.7% over 2002. Highlights include: (i) a $1,371,000 or 6.2% increase in net interest income; (ii) a $1,311,000 or 38.5% increase in total other income; and (iii) a $1,055,000 or 8.8% increase in total other expenses over the same period in 2002. The provision for income taxes increased $766,000 or 16.2%.

Net Interest Income.
Net interest income, the primary source of income, increased to $23,367,000 in 2003 from $21,996,000 in 2002. The increase of 6.2% reflects an increase in average interest earning assets to $467,212,000 in 2003 from $413,632,000 in 2002 or 13.0%. Average interest bearing liabilities increased to $314,077,000 in 2003 from $283,793,000 in 2002 or 10.7%. The tax adjusted net yield on average interest earning assets decreased to 5.2% in 2003 from 5.5% in 2002.

Net interest margin compression continued throughout 2003. The decrease in the net interest margin is principally an outcome of the continued low interest rate environment, resulting in interest earning assets repricing at historically low yields. Prepayment speeds on mortgage-backed securities accelerated in 2003 causing a substantial increase in the amortization of premiums and adversely affecting the yield. Amortization of premiums on mortgage-backed securities totaled approximately $1,647,000, $668,000 and $150,000 in 2003, 2002 and 2001, respectively. The yield on the average interest earning assets had decreased at a faster rate than the decrease in the cost of average interest bearing liabilities resulting in a negative impact on the net interest margin. Low levels of deposit costs had not fully offset lower asset yields. Reinvestment of cash flows from prepayments on mortgage-backed securities and loans at current market rates added to the shrinking net interest margin.

Interest Income.
Total interest income decreased to $25,968,000 in 2003 from $26,486,000 in 2002, a decrease of 2.0%. The average yield on total interest earning assets for 2003 decreased to 5.7% from 6.6% for 2002. Interest income on loans slightly increased by $486,000 during 2003, due to a flat interest rate environment, while average loans increased 12.5% to $257,301,000 in 2003 from $228,720,000 in 2002. The yield on average loans for 2003 decreased to 7.0% from 7.6% for 2002. While the Bank has been successful in growing the loan portfolio, at the same time maintaining prudent underwriting standards, the sustained low interest rate environment has mitigated the benefit to the net interest income and margin.

Interest on investment in debt and equity securities decreased $783,000 or 9.0% from 2002. This decrease in interest income was offset by an increase in average total securities of 21.0% to $203,212,000 in 2003 from $167,924,000 in 2002. The tax adjusted average yield on total securities decreased to 4.3% in 2003 from 5.7% in 2002. Average federal funds sold decreased $10,328,000 or 61.1% from the prior year. Throughout 2003, the Company strived to keep overnight investments to a minimum.

Interest Expense.
Interest expense decreased $1,889,000 to $2,601,000 in 2003 from $4,490,000 in 2002. The decrease of 42.1% in interest expense was caused by the cost of average interest bearing liabilities decreasing to 0.8% during 2003 from 1.6% during 2002. Average federal funds purchased and overnight borrowings totaled $3,263,000 in 2003.

Provision for Loan Losses.
Total loans grew $24,800,000 or 10.0% since year end 2002. Average loans grew by $28,581,000 or 12.5% when compared to the prior year. Real estate mortgage loans were the largest contributor and increased $24,030,000 or 12.7%. Real estate construction loans were the next largest and increased $7,517,000 or 60.0% from December 31, 2002. Commercial loans decreased $4,882,000 or 12.6% from December 31, 2002. Growth in real estate loans is primarily attributed to an increase in commercial mortgages and secondarily increases in the home equity loan portfolio. Fixed rate loans represented 16.5% of total loans at December 31, 2003 and 17.0% of total loans at December 31, 2002.

The performance of the loan portfolio continued to be strong for the year ended December 31, 2003. Since December 31, 2002, nonaccrual loans decreased 24.0% to $152,000 from $200,000, representing 0.06% of net loans at December 31, 2003. The Company had no foreclosed real estate at December 31, 2003.

Through adherence to disciplined underwriting standards, the Bank has minimized net losses from loans with net charge-offs of $150,000 for the year ended December 31, 2003. Net charge-offs for the year ended December 31, 2002 totaled $155,000. The Bank has maintained the strength of its loan portfolio, as evidenced by its ratio of allowance for loan losses to nonaccrual loans of 1410.5% and 1147.0% at December 31, 2003 and 2002, respectively.

Loans of approximately $8,706,000 at December 31, 2003 were classified as potential problem loans, which represent 3.2% of total loans. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. This increased from December 31, 2002 when potential problem loans totaled $8,417,000 or 3.4% of total loans. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Management implemented an enhanced loan review analysis process during 2002 and continued to improve this process throughout 2003 assisting in the early identification of problem loans. Management does not believe that the Bank will sustain a material loss on these relationships.

Based on management’s continuing review of the overall loan portfolio and the current asset quality of the portfolio, no provision for loan losses was recorded in 2003, while a provision for loan losses of $220,000 was made for fiscal year end 2002. The allowance for loan losses decreased to $2,144,000 at December 31, 2003, as compared to $2,294,000 at December 31, 2002. As a percentage of loans, the allowance was 0.78% at December 31, 2003 and 0.92% at December 31, 2002.

The following table sets forth changes in the allowance for loan losses.

December 31,                                     2003        2002        2001        2000       1999
-----------------------------------------------------------------------------------------------------
(In thousands)

Allowance for loan losses
    balance at beginning of period             $2,294      $2,249      $2,100      $1,971     $1,713

Charge-offs:
Real estate mortgage loans                         38           4           -           9        170
Real estate construction loans                      -           -           -           -          -
Commercial,  financial and  agricultural          163         212         108          62         39
loans
Installment/consumer loans                        148          22          59          36         62
                                        -------------------------------------------------------------
   Total                                          349         238         167         107        271

Recoveries:
Real estate mortgage loans                         13           8          29          58          -
Real estate construction loans                      -           -           -           -          -
Commercial,  financial and  agricultural
  loans                                            90          44          12           1          4
Installment/consumer loans                         96          31          51          72        105
                                        -------------------------------------------------------------
   Total                                          199          83          92         131        109

Net charge-offs (recoveries)                      150         155          75        (24)        162
Provision for loan losses
  charged to operations                             -         220         323         105        420
                                        -------------------------------------------------------------
Balance    before   reclass   to   other
  liabilities                                   2,144       2,314       2,348       2,100      1,971

Net change in other liabilities  portion
allocated to off balance sheet items                -        (20)        (99)           -          -
                                        -------------------------------------------------------------

Balance at end of period                       $2,144      $2,294      $2,249      $2,100     $1,971
                                        =============================================================
Ratio of net charge-offs during period
    to average loans outstanding                 0.06%       0.07%       0.04%      (0.01%)     0.10%
                                        =============================================================

Allocation of Allowance for Loan Losses
The following table sets forth the allocation of the total allowance for loan losses by loan type.

Year Ended December 31,                           2003                2002                2001              2000               1999
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                              Percentage          Percentage          Percentage         Percentage        Percentage
                                              of Loans            of Loans            of Loans          of Loans           of Loans
                                              to Total            to Total            to Total          to Total           to Total
                                     Amount      Loans   Amount      Loans   Amount      Loans   Amount    Loans   Amount     Loans
                                  --------------------------------------------------------------------------------------------------
Commercial, financial and
  agricultural loans                 $  272      12.4%   $  591      15.6%   $  505      13.1%   $  560    14.2%   $  565     14.6%
    loans
Real estate construction loans          148       7.3       227       5.0       337       4.1       305     7.1       287      7.5
Real estate mortgage loans            1,663      78.1     1,160      76.2     1,160      79.9     1,031    75.3       910     75.1
Installment/consumer loans               61       2.2       316       3.2       247       2.9       204     3.4       209      2.8
                                  --------------------------------------------------------------------------------------------------
    Total                            $2,144     100.0%   $2,294     100.0%   $2,249     100.0%   $2,100   100.0%   $1,971    100.0%
                                  ==================================================================================================

Other Income.
Other income increased by $1,311,000 or 38.5% to $4,716,000 in 2003 compared to $3,405,000 in 2002. The significant increase was primarily due to net gains on sales of securities. As previously discussed, net gains on securities of $826,000 were recognized in 2003, while there were no sales of securities during 2002. Service charges on deposit accounts for the year ended December 31, 2003 totaled $2,278,000, an increase of $254,000 or 12.5% from 2002 due in part to the number of accounts increasing for each branch.

Other operating income for the year ended December 31, 2003 totaled $427,000, an increase of $326,000 or 322.8% over the prior year. This increase is primarily due to revenue generated through the Bank’s majority investment in its title insurance subsidiary, Bridge Abstract, LLC, which began operations in the second quarter of 2002. Gross revenues of Bridge Abstract, LLC are included in other operating income.

Other Expenses.
Other expenses increased by $1,055,000 or 8.8% to $12,997,000 in 2003 from $11,942,000 in 2002. Increases occurred in all of the components of other expenses due to an increase in costs as well as an increase in overall growth due to continued branch expansion. The primary component of this change included an increase in salaries and employee benefits of $535,000 or 8.4%.

Included in employee benefits is the expense of $179,000 and $155,000 for December 31, 2003 and 2002, respectively, related to a non-contributory pension plan, which covers all of the Bank’s eligible employees. See Note 7.a to the Consolidated Financial Statements. The pension expense is based upon a standard set of assumptions: discount rate, salary scale and the expected return on assets. The Bank continually reviews these assumptions to ensure the appropriate expense is recorded and a correct level of funding is maintained. Various factors were reviewed to determine these assumptions including, but not limited to Moody’s ratings, U.S. Treasury rates, and other trends.

Other operating expenses for the year ended December 31, 2003 totaled $3,158,000, an increase of $295,000 or 10.3% over the prior year. Increases were primarily attributable to increases in consulting expenses and expenses of Bridge Abstract, LLC.

Provision for Income Taxes.
The provision for income taxes increased to $5,488,000 for 2003 from $4,722,000 for 2002. This increase was due to income before income taxes increasing to $15,086,000 in 2003 from $13,239,000 in 2002. The effective tax rate for the years ended December 31, 2003 and 2002 was 36%.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

General.
Net income for 2002 totaled $8,517,000, or $2.05 per diluted share, as compared to net income of $6,747,000 or $1.60 per diluted share for the year ended December 31, 2001. Net income for 2002 increased $1,770,000 or 26.2%, over 2001. Highlights include: (i) a $2,855,000 or 14.9% increase in net interest income; (ii) a $986,000 or 40.8% increase in total other income; and (iii) a $744,000 or 6.6% increase in total other expenses over the same period in 2001. The provision for income taxes increased $1,430,000 or 43.4%. In addition, net income reflects returns of 23.93% on average total stockholders’ equity and 1.90% on average total assets as compared to the corresponding figures for December 31, 2001 of 21.41% on average total stockholders’ equity and 1.73% on average total assets.

Net Interest Income.
Net interest income, the primary source of income, increased to $21,996,000 in 2002 from $19,141,000 in 2001. The increase of 14.9% reflects an increase in average interest earning assets to $413,632,000 in 2002 from $359,795,000 in 2001 or 15.0%. Average interest bearing liabilities increased to $283,793,000 in 2002 from $245,546,000 in 2001 or 15.6%. The tax adjusted net yield on average interest earning assets decreased to 5.5% in 2002 from 5.6% in 2001.

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

Provision for Loan Losses.
Total loans grew $33,026,000 or 15.3% since year-end 2001. Average loans grew by $17,262,000 or 8.2% when compared to the prior year. Each component of the loan portfolio contributed to the growth, however, real estate mortgage loans were the primary contributor and increased $17,012,000 or 9.9%. Commercial loans increased $10,411,000 or 36.8% over December 31, 2001. Growth in real estate loans is partially attributed to an increase in commercial mortgages and a marketing campaign promoting home equity loans. Fixed rate loans represented 17.0% of total loans at December 31, 2002 and 22.5% of total loans at December 31, 2001.

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

Included in employee benefits is the expense of $155,000 and $100,000 for December 31, 2002 and 2001, respectively, related to a non-contributory pension plan, which covers all of the Bank’s eligible employees. See Note 7.a to the Consolidated Financial Statements. The pension expense is based upon a standard set of assumptions: discount rate, salary scale and the expected return on assets. The Bank continually reviews these assumptions to ensure the appropriate expense is recorded and a correct level of funding is maintained. Various factors were reviewed including, but not limited to Moody’s ratings, U.S. Treasury rates, and other trends.

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

ASSET AND LIABILITY MANAGEMENT

The Company’s primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits and liabilities, and the credit quality of earning assets. The Company’s objectives in its asset and liability management are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of its operations to changes in interest rates.

The Company’s Asset and Liability Committee meets periodically, but at least four times a year, to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the full Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be able to respond to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Significant increases in the level of market interest rates may adversely affect the fair value of securities and other interest earning assets. At December 31, 2003, $207,569,000 or 99.0% of the Company’s securities had fixed interest rates. Generally, the value of fixed rate instruments fluctuates inversely with the changes in interest rates. As a result, increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold or, in the case of interest earning assets classified as available for sale, the Company’s stockholders’ equity if retained. Increases in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates. Because of the current historically low rate environment, the simulation modeled was a 100 basis point shift downward at December 31, 2003. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at December 31, 2003 and December 31, 2002:

 Change in Interest                     2003                      2002
     Rates in Basis         Potential Change          Potential Change
             Points                   in Net                    in Net
       (RATE SHOCK)          Interest Income           Interest Income
-----------------------------------------------------------------------

                   ----------------------------------------------------
                      $ Change      % Change    $ Change      % Change
                   ----------------------------------------------------
                200   $126,000         0.55%   $(921,000)        (4.04)%
             Static          -             -           -             -
              (100)   $306,000         1.35%   $ 421,000          1.85%

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

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates and market conditions.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)
                                                                                                      December 31,   December 31,
                                                                                                              2003           2002
   -------------------------------------------------------------------------------------------------------------------------------
   ASSETS
   Cash and due from banks                                                                                $ 12,906       $ 10,706
   Interest earning deposits with banks                                                                        133            101
                                                                                                  --------------------------------
             Total cash and cash equivalents                                                                13,039         10,807

   Securities available for sale, at fair value                                                            195,341        182,416
   Securities held to maturity (fair value of $14,379 and $11,032, respectively)                            14,396         11,023
                                                                                                  --------------------------------
             Total securities, net                                                                         209,737        193,439

   Loans                                                                                                   273,188        248,388
   Less:
      Allowance for loan losses                                                                             (2,144)        (2,294)
                                                                                                  --------------------------------
   Loans, net                                                                                              271,044        246,094

   Banking premises and equipment, net                                                                      11,623          9,827
   Accrued interest receivable                                                                               2,359          2,608
   Other assets                                                                                              3,811          1,211
                                                                                                  --------------------------------
   Total Assets                                                                                           $511,613       $463,986
                                                                                                  ================================

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Demand deposits                                                                                        $159,405       $125,560
   Savings, N.O.W. and money market deposits                                                               229,847        218,016
   Certificates of deposit of $100,000 or more                                                              35,841         29,806
   Other time deposits                                                                                      32,066         33,027
                                                                                                  --------------------------------
            Total deposits                                                                                 457,159        406,409

   Overnight borrowings                                                                                      5,900         12,300
   Accrued interest on depositors' accounts                                                                    266            391
   Other liabilities and accrued expenses                                                                    5,494          4,915
                                                                                                  --------------------------------
   Total Liabilities                                                                                       468,819        424,015

   Stockholders' equity:
      Common stock, par value $.01 per share:
        Authorized: 20,000,000 shares; 4,257,597 issued; 4,155,595 and 4,117,986 shares
          outstanding at December 31, 2003 and 2002, respectively                                               43             43
      Surplus                                                                                               21,194         21,125
      Undivided profits                                                                                     21,982         17,239
      Less:  Treasury  Stock at cost, 102,002 and 139,611 shares at December 31, 2003 and 2002,             (1,909)        (2,524)
          respectively
      Unearned stock awards                                                                                    (81)             -
                                                                                                  --------------------------------
                                                                                                            41,229         35,883
   Accumulated other comprehensive income (loss):
       Net unrealized  gain on  securities,  net of taxes of $1,151,000 and $2,835,000 at
          December 31, 2003 and 2002, respectively                                                           1,736          4,333
       Net minimum pension  liability, net of taxes of $113,000 and $160,000 at
          December 31, 2003 and 2002, respectively                                                            (171)          (245)
                                                                                                  --------------------------------
   Total Stockholders' Equity                                                                               42,794         39,971
                                                                                                  --------------------------------
   Total Liabilities and Stockholders' Equity                                                             $511,613       $463,986
                                                                                                  ================================

        See accompanying notes to Consolidated Financial Statements.

          CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except per share amounts)

          Year Ended December 31,                                2003          2002          2001
          ----------------------------------------------------------------------------------------

          Interest income:
             Loans                                            $17,971       $17,485       $18,188
             Mortgage-backed securities                         4,012         5,179         5,729
             U.S. Treasury and government agency
               securities                                       2,285         1,798           793
             State and municipal obligations                    1,559         1,660         1,692
             Federal funds sold                                    74           295           498
             Other securities                                      66            68            77
             Deposits with banks                                    1             1            32
                                                      --------------------------------------------
                 Total interest income                         25,968        26,486        27,009

          Interest expense:
             Savings, N.O.W. and money market deposits          1,478         2,889         5,201
             Other time deposits                                  597           871         1,464
             Certificates of deposit of $100,000 or
               more                                               477           706         1,181
             Federal funds purchased                               44            17            19
             Other borrowed money                                   5             7             3
                                                      --------------------------------------------
                 Total interest expense                         2,601         4,490         7,868
                                                      --------------------------------------------
          Net interest income                                  23,367        21,996        19,141
          Provision for loan losses                                 -           220           323
                                                      --------------------------------------------
          Net  interest  income  after  provision  for
            loan losses                                        23,367        21,776        18,818
                                                      --------------------------------------------
          Other income:
             Service charges on deposit accounts                2,278         2,024         1,362
             Fees for other customer services                   1,185         1,280           875
             Net securities gains                                 826             -            78
             Other operating income                               427           101           104
                                                      --------------------------------------------
                 Total other income                             4,716         3,405         2,419

          Other expenses:
             Salaries and employee benefits                     6,900         6,365         6,145
             Net occupancy expense                              1,226         1,136         1,029
             Furniture and fixture expense                      1,013           974           883
             Advertising                                          378           355           343
             Data/Item processing                                 322           249           227
             Other operating expenses                           3,158         2,863         2,571
                                                      --------------------------------------------
                 Total other expenses                          12,997        11,942        11,198
                                                      --------------------------------------------

          Income before provision for income taxes             15,086        13,239        10,039
          Provision for income taxes                            5,488         4,722         3,292
                                                      --------------------------------------------
          Net income                                          $ 9,598       $ 8,517       $ 6,747
                                                      ============================================
          Basic earnings per share                            $  2.32       $  2.07       $  1.61
                                                      ============================================
          Diluted earnings per share                          $  2.30       $  2.05       $  1.60
                                                      ============================================

        See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In  thousands,  except  share and per share amounts)

                                                                                                               Accumulated
                                              Common Stock                                           Unearned         Other
                                              Shares                Comprehensive Undivided Treasury    Stock Comprehensive
                                          Outstanding Amount Surplus       Income   Profits    Stock   Awards        Income   Total
                                            -------------------------------------------------------------------------------------------

Balance at December 31, 2000                  4,217,597  $43 $21,261                $ 6,793    $(653)                $1,344 $28,788
Net income                                                                $ 6,747     6,747                                   6,747
Purchase of treasury stock                      (70,590)                                      (1,264)                        (1,264)
Stock awards vested                               1,782                                           29                             29
Exercise of stock options                        17,475         (107)                    12      280                            185
Cash dividends declared, $0.55 per share                                             (2,312)                                 (2,312)
Other comprehensive income, net of tax
    Unrealized net gains in securities
      available for sale                                                      741                                       741     741
    Minimum pension liability adjustment                                      (53)                                      (53)    (53)
                                                                       -----------
Comprehensive Income                                                      $ 7,435
                                            -------------------------------------------------------------------------------------------
Balance at December 31, 2001                  4,166,264   43  21,154                 11,240   (1,608)                 2,032  32,861
                                            -------------------------------------------------------------------------------------------
Net income                                                                $ 8,517     8,517                                   8,517
Purchase of treasury stock                      (57,000)                                      (1,067)                        (1,067)
Stock awards vested                               3,222            7                              53                             60
Exercise of stock options                         5,500          (36)                             98                             62
Cash dividends declared, $0.61 per share                                             (2,518)                                 (2,518)
Other comprehensive income, net of tax
    Unrealized net gains in securities
      available for sale                                                    2,248                                     2,248   2,248
    Minimum pension liability adjustment                                     (192)                                     (192)   (192)
                                                                       -----------
Comprehensive Income                                                      $10,573
                                            -------------------------------------------------------------------------------------------
Balance at December 31, 2002                  4,117,986   43  21,125                 17,239   (2,524)                 4,088  39,971
                                            -------------------------------------------------------------------------------------------
Net income                                                                $ 9,598     9,598                                   9,598
Stock awards vested                               4,872           42                              81     $ 40                   163
Stock awards granted                                              34                              87     (121)                    -
Exercise of stock options                        32,737           (7)                    38      447                            478
Cash dividends declared, $1.18 per share                                             (4,893)                                 (4,893)
Other comprehensive income, net of tax
    Unrealized net losses in securities
      available for sale                                                   (2,597)                                   (2,597) (2,597)
    Minimum pension liability adjustment                                       74                                        74      74
                                                                       -----------
Comprehensive Income                                                      $ 7,075
                                            -------------------------------------------------------------------------------------------
Balance at December 31, 2003                  4,155,595  $43 $21,194                $21,982  $(1,909)   $ (81)       $1,565 $42,794
                                            ============================           ====================================================

(1) Disclosure of reclassification amount:
December 31,                                       2003    2002    2001
------------------------------------------------------------------------
Comprehensive Income Items:
Unrealized   loss/gain  arising  during  the   $(2,098)  $2,248    $788
period, net of tax
    Less:  reclassification adjustment, net
      of taxes, for losses/(gains) included in
      income                                       499        -     (47)
                                            ----------------------------
                                               $(2,597)  $2,248    $741
                                            ============================

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                Year Ended December 31,                                             2003           2002           2001
                -------------------------------------------------------------------------------------------------------

                Operating activities:
                  Net Income                                                     $ 9,598        $ 8,517        $ 6,747
                  Adjustments to reconcile net income to net cash
                      provided by operating activities:
                      Provision for loan losses                                        -            220            323
                      Depreciation and amortization                                  956            982            923
                      Amortization and accretion, net                              2,059          1,618            (36)
                      Earned or allocated  expense of  restricted  stock
                        awards                                                        40             60             58
                      SERP expense                                                   142            107             97
                      Loss on the sale of assets                                       -              -              6
                      Net securities gains                                          (826)             -            (78)
                      Decrease (increase) in accrued interest receivable             249           (455)            12
                      (Provision) benefit for deferred income taxes                  (37)            21           (133)
                      (Increase) decrease in other assets                         (2,526)           629           (460)
                      Increase in accrued and other liabilities                      243              3             26
                                                                        -----------------------------------------------
                Net cash provided by operating activities                          9,898         11,702          7,485
                                                                        -----------------------------------------------

                Investing activities:
                  Purchases of securities available for sale                    (146,393)       (99,930)       (44,952)
                  Purchases of securities held to maturity                       (14,421)       (12,946)       (16,469)
                  Proceeds from sales of securities available for sale            71,637              -          9,747
                  Proceeds from maturing securities available for sale             4,752         10,385          3,455
                  Proceeds from maturing securities held to maturity              11,022         17,859         11,314
                  Proceeds from  principal  payments on  mortgage-backed
                    securities                                                    51,592         36,534         21,831
                  Net increase in loans                                          (24,950)       (33,201)       (14,345)
                  Purchases of banking  premises and  equipment,  net of
                    retirements                                                   (2,752)        (2,028)          (500)
                                                                        -----------------------------------------------
                Net cash used by investing activities                            (49,513)       (83,327)       (29,919)
                                                                        -----------------------------------------------

                Financing activities:
                  Net increase in deposits                                        50,750         49,254         43,776
                  (Decrease) increase in other borrowings                         (6,400)        12,300         (9,700)
                  Payment for the purchase of treasury stock                           -         (1,067)        (1,264)
                  Net proceeds from exercise of stock options
                       issued pursuant to equity incentive plan                      440             62            173
                  Cash dividends paid                                             (2,943)        (2,480)        (2,232)
                                                                        -----------------------------------------------
                Net cash provided by financing activities                         41,847         58,069         30,753
                                                                        -----------------------------------------------

                Increase (decrease) in cash and cash equivalents                   2,232       (13,556)          8,319
                Cash and cash equivalents - beginning of year                     10,807         24,363         16,044
                                                                        -----------------------------------------------
                Cash and cash equivalents - end of year                          $13,039        $10,807        $24,363
                                                                        ===============================================

          Supplemental Information-Cash Flows:
                  Cash paid for:
                    Interest                                                     $ 2,726        $ 3,973        $ 8,029
                    Income taxes                                                 $ 5,501        $ 3,526        $ 3,425
                  Noncash investing and financing activities:
                    Dividends declared and unpaid                                $ 2,609        $   659        $   631

        See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2003, 2002 and 2001

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

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of each consolidated statement of condition and the related consolidated statement of income for the years then ended. Future results could differ from those estimates. The allowance for loan losses, fair values of financial instruments, stock options, deferred taxes, and pension are particularly subject to change.

b) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold, which mature overnight.

c) Securities

The Company is required to report readily-marketable equity and debt securities in one of the following categories: (i) “held-to-maturity” (management has a positive intent and ability to hold to maturity), which are to be reported at amortized cost; (ii) “trading” (held for current resale), which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) “available for sale” (all other debt and marketable equity securities), which are to be reported at fair value, with unrealized gains and losses reported net of tax, as accumulated other comprehensive income, a separate component of stockholders’ equity.

Premiums and discounts on investment in debt and equity securities are amortized to expense and accreted to income over the estimated life of the respective securities using the interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method.

d) Loans and Loan Interest Income Recognition

Loans are stated at the principal amount outstanding, less net deferred origination and commitment fees. Loan origination and commitment fees and certain direct costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized balance is recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. Loans that are 90 days past due are placed on nonaccrual.

e) Allowance for Loan Losses

The Bank monitors its portfolio on a regular basis, with consideration given to detailed analysis of probable incurred losses, classified loans, delinquency trends, past loss experience, current economic conditions, concentrations of credit, risk rating analyses; input from the Bank’s outside loan review consultants and regulatory agencies, and other pertinent factors. Increases to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee of the condition of the portfolio, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by management, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended December 31, 2003, management believes the allowance for loan losses is adequate.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90-days delinquent, unless the loan is well secured and in the process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

f) Banking Premises and Equipment

Buildings, furniture and fixtures and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method using a useful life of fifty years for buildings and a range of two to ten years for equipment, furniture and fixtures. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements whichever is shorter. Land is recorded at cost.

Improvements and major repairs are capitalized, while the cost of ordinary maintenance, repairs and minor improvements is charged to operations.

g) Other Real Estate Owned

Other real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure and is recorded at the lower of the net unpaid principal balance at the foreclosure date plus acquisition costs or fair value. Subsequent valuation adjustments are made if fair value less estimated costs to sell the property falls below the carrying amount. At December 31, 2003 and 2002, the Company carried no other real estate owned.

h) Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

i) Income Taxes

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

j) Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. Treasury stock is reissued using the first in, first out method.

k) Earnings Per Share

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and if stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.

l) Dividends

Cash available for dividend distribution to shareholders of the Company must initially come from dividends paid by the Bank to the Company. The approval of the Regional Administrator of National Banks is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. The Bank had approximately $13,136,000 available as of December 31, 2003, which may be paid to the Company as a dividend.

m) Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

n) Stock Based Compensation Plans

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all the options granted had an exercise price equal to the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

For the Year Ended                   2003     2002      2001
-------------------------------------------------------------
(In thousands)

Net Income:      As Reported:      $9,598   $8,517    $6,747
                 Pro Forma:         9,514    8,441     6,711
Diluted EPS:     As Reported:      $ 2.30   $ 2.05    $ 1.60
                 Pro Forma:          2.28     2.03      1.59
Basic EPS:       As Reported:      $ 2.32   $ 2.07    $ 1.61
                 Pro Forma:          2.30     2.05      1.60

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the following years:

For the Year Ended                2003      2002      2001
-----------------------------------------------------------

Risk free interest rate          3.10%     4.85%     4.18%
Expected dividend yield          3.19%     3.24%     3.71%
Expected volatility              44.4%     45.6%     33.3%

o) Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities and the minimum pension liability. Such gains or losses are net of reclassification adjustments for realized gains (losses) on sales of available for sale securities.

p) New Accounting Standards

During 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities,” SFAS No. 132 (revised 2003), “Employers Disclosures about Pensions and Other Postretirement Benefits,” and FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Adoption of these new standards did not materially affect the Company’s operating results or financial condition. FIN No. 46, “Consolidation of Variable Interest Entities” currently is not applicable to the Company.

SFAS No. 149 indicates that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

SFAS No. 150 requires reporting mandatorial redeemable shares as liabilities, as well as obligations not in the form of shares to repurchase shares that may require cash payment and some obligations that may be settled by issuing a variable number of equity shares.

SFAS No. 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans.

FIN No. 45 requires recognizing the fair value of guarantees made and information about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. FIN No. 45 covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding.

FIN No. 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportionate to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights.

q) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. SECURITIES

The Bank did not hold any trading securities during the years ended December 31, 2003 and 2002. A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:

                   December 31,                                              2003                             2002
                   ------------------------------------------------------------------------------------------------------------
                   (In thousands)
                                                            Gross      Gross Estimated               Gross      Gross Estimated
                                             Amortized Unrealized Unrealized      Fair Amortized Unrealizd Unrealized      Fair
                                                  Cost      Gains     Losses     Value      Cost     Gains     Losses     Value
                                             ----------------------------------------------------------------------------------
                   Available for sale:
                     U.S. Treasury and
                       government
                       agency securities      $ 52,855    $1,479      $ (165) $ 54,169  $ 55,683    $2,282        $ -  $ 57,965
                     State and municipal
                       obligations              35,495     1,619         (70)   37,044    33,235     1,751         (3)   34,983
                     Mortgage-backed
                       securities              102,463     1,124      (1,101)  102,486    84,716     3,136          -    87,852
                     Federal   Reserve   Bank
                       Stock                        36         -           -        36        36         -          -        36
                     Federal  Home  Loan Bank
                       Stock                     1,606         -           -     1,606     1,580         -          -     1,580
                                             ----------------------------------------------------------------------------------
                       Total   available  for
                         sale                  192,455     4,222      (1,336)  195,341   175,250     7,169         (3)  182,416
                                             ----------------------------------------------------------------------------------
                   Held to maturity:
                     State   and    municipal
                       obligations              14,396        -          (17)   14,379    11,023         9          -    11,032
                                             ----------------------------------------------------------------------------------
                       Total held to maturity   14,396        -          (17)   14,379    11,023         9          -    11,032
                                             ----------------------------------------------------------------------------------
                   Total   debt  and   equity
                     securities               $206,851   $4,222      $(1,353) $209,720  $186,273    $7,178        $(3) $193,448
                                             ==================================================================================

Securities with unrealized losses at year-end 2003 not recognized in income are as follows:

                   December 31, 2003
                   -------------------------------------------------------
                   (In thousands)
                                                      Less than 12 months
                                                      --------------------
                                                           Fair Unrealized
                                                          Value     Losses
                                                      --------------------
                     U.S. Treasury and government
                       agency securities                $17,778     $  165
                     State and municipal obligations     12,308         87
                     Mortgage-backed securities          55,885      1,101
                                                      --------------------
                       Total temporarily impaired
                         securities                     $85,971     $1,353
                                                      ====================

There were no unrealized losses for the twelve months or greater category. Unrealized losses on securities have not been recognized into income, as the losses on these securities would be expected to dissipate as they approach their maturity dates.

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield (based on the estimated annual income divided by the average book value) at December 31, 2003. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

                                                                    Principal Maturing
                    ----------------------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                               Within          After One But          After Five But                   After                                                                                                                     No
                                             One Year      Within Five Years        Within Ten Years               Ten Years             No Maturity
                    ----------------------------------------------------------------------------------------------------------------------------------------------------
                               Fair  Amortized  Yield   Fair Amortized Yield    Fair Amortized Yield    Fair Amortized Yield   Fair  Amortized Yield    Total      Total
                              Value       Cost         Value      Cost         Value      Cost         Value      Cost        Value       Cost           Fair  Amortized
                             Amount     Amount        Amount    Amount        Amount    Amount        Amount    Amount       Amount     Amount          Value       Cost
                                                                                                                                                       Amount     Amount
        Available for sale:
        U.S. Treasury and
        government agency
        securities          $     -   $     -    -%  $49,577   $48,188   4.10%$ 4,592  $ 4,667  3.42%$     -   $     -    -% $    -    $     -    -%  $ 54,169  $  52,855
        Mortgage-backed
        securities                -         -    -         -         -     -   15,278   15,496  4.56  87,208    86,967 5.00       -          -    -    102,486    102,463
        State and municipal
        obligations           4,825     4,755  7.07   18,111    16,914    6.77  9,127    9,080  4.72   4,981     4,746 7.00       -          -    -     37,044     35,495
        Nonmarketable
        equity securities:
        Federal Reserve
        Bank Stock                -         -    -         -          -     -        -        -    -       -         -    -      36         36  9.00        36         36
        Federal Home Loan
        Bank Stock                -         -    -         -          -     -        -        -    -       -         -    -   1,606      1,606  3.94     1,606      1,606
                            ---------------------------------------------------------------------------------------------------------------------------------------------
        Total available for
        sale                  4,825     4,755  7.07   67,688     65,102  4.80   28,997   29,243 4.43   92,189   91,713 5.10   1,642      1,642  4.05   195,341    192,455
                            ---------------------------------------------------------------------------------------------------------------------------------------------
        Held to maturity:
        State and municipal
        obligations          14,379    14,396  1.70        -          -     -        -        -    -        -        -    -       -          -    -     14,379     14,396
                            ---------------------------------------------------------------------------------------------------------------------------------------------
        Total held to
        maturity             14,379    14,396  1.70        -          -     -        -        -    -        -        -    -       -          -    -     14,379     14,396
                            ---------------------------------------------------------------------------------------------------------------------------------------------
        Total debt and
        equity securities   $19,204   $19,151  3.03% $67,688    $65,102  4.80% $28,997  $29,243 4.43% $92,189  $91,713 5.10% $1,642     $1,642 4.05%  $209,720   $206,851
                            =============================================================================================================================================

There were $71,637,000 and $9,747,000 in sales of available for sale securities in 2003 and 2001, respectively. There were no sales in 2002. Gross gains of approximately $1,461,000 and $81,000 were realized on sales of available for sale securities during 2003 and 2001, respectively. Gross losses of approximately $635,000 and $3,000 were realized on sales of available for sale securities during 2003 and 2001, respectively. There were no sales of held to maturity securities during 2003, 2002 and 2001.

Securities having an amortized cost of approximately $118,164,000, and $88,682,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits.

There was one investment, a local municipality, in the amount of $4,590,980 at December 31, 2003 that exceeded 10% of stockholders’ equity.

3. LOANS

The following table sets forth the major classifications of loans:

December 31,                                   2003        2002
----------------------------------------------------------------
(In thousands)
Real estate mortgage loans                 $213,256    $189,226
Commercial, financial, and
  agricultural loans                         33,810      38,692
Installment/consumer loans                    6,105       8,011
Real estate construction loans               20,037      12,520
                                       -------------------------

Total loans                                 273,208     248,449
Unearned income                                 (20)        (61)
                                       -------------------------
                                            273,188     248,388
Allowance for loan losses                    (2,144)     (2,294)
                                       -------------------------
Net loans                                  $271,044    $246,094
                                       =========================

Lending Risk.
The principal business of the Bank is lending, primarily in commercial real estate loans, construction loans, home equity loans, land loans, consumer loans, residential mortgages and commercial loans. The Bank considers its primary lending area to be eastern Long Island in Suffolk County, New York; and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

Allowance for Loan Losses.
The following table sets forth changes in the allowance for loan losses.

December 31,                                      2003        2002        2001
-------------------------------------------------------------------------------
(In thousands)

Allowance for loan losses
    balance at beginning of period              $2,294      $2,249      $2,100

Charge-offs:
Real estate mortgage loans                          38           4           -
Commercial,   financial  and  agricultural         163         212         108
loans
Installment/consumer loans                         148          22          59
                                          -------------------------------------
   Total                                           349         238         167

Recoveries:
Real estate mortgage loans                          13           8          29
Commercial,   financial  and  agricultural          90          44          12
loans
Installment/consumer loans                          96          31          51
                                          -------------------------------------
   Total                                           199          83          92

Net charge-offs (recoveries)                       150         155          75
Provision for loan losses
    charged to operations                            -         220         323
                                          -------------------------------------
Balance    before    reclass    to   other
liabilities                                      2,144       2,314       2,348

Net  change in other  liabilities  portion
allocated to off balance sheet items                 -         (20)        (99)
                                          -------------------------------------

Balance at end of period                        $2,144      $2,294      $2,249
                                          =====================================

Past Due, Nonaccrual and Restructured Loans.
Nonaccrual loans at December 31, 2003 and 2002 were $152,000 and $200,000, respectively. There were no loans 90 days or more past due that were still accruing or any restructured loans at December 31, 2003 and 2002. Gross interest income on nonaccrual loans that would have been recorded under original terms during the year ended December 31, 2003 and 2002 were $9,000 and $13,000, respectively. Gross interest income recorded during the year ended December 31, 2003 and 2002 were $6,000 and $4,000, respectively.

As of December 31, 2003 and 2002, the Bank did not have any impaired loans as defined in SFAS No. 114.

Related Party Loans.
Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2003 and 2002.

The following table sets forth selected information about related party loans at December 31, 2003.

                                                                   Balance
                                                                Outstanding
                                    ---------------------------------------
                                    (In thousands)
                                    ---------------------------------------
                                    Balance  at  December   31,
                                      2002                          $4,081
                                    New loans                          600
                                    Advances                            25
                                    Repayments                       3,818
                                                                -----------
                                    Balance  at  December   31,
                                      2003                          $  888
                                                                ===========

4. DEPOSITS

Time Deposits.
The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2003.

                             Less than     $100,000     Total
                               $100,000  or Greater
--------------------------------------------------------------
(In thousands)
3 months or less                $12,292     $24,465   $36,757
Over 3 thru 6 months              6,130       4,298    10,428
Over 6 thru 12 months             6,713       3,446    10,159
Over 12 months                    4,048       1,041     5,089
Over 24 months                    1,215         918     2,133
Over 36 months                      537       1,214     1,751
Over 48 months                    1,131         459     1,590
Over 60 months                        -           -         -
                             ---------------------------------
Total                           $32,066     $35,841   $67,907
                             =================================

Deposits from principal officers, directors and their affiliates at year-end 2003 and 2002 were approximately $2,731,000 and $4,521,000, respectively.

5.     BANKING PREMISES AND EQUIPMENT

Banking premises and equipment consist of:

December 31,                          2003       2002
------------------------------------------------------
(In thousands)
   Land                            $ 3,846     $2,707
   Building and improvements         6,871      5,741
   Furniture and fixtures            5,562      5,168
   Leasehold improvements            1,226      1,165
                               -----------------------
                                    17,505     14,781
   Less:  accumulated
     depreciation and
     amortization                   (5,882)    (4,954)
                               -----------------------
                                   $11,623     $9,827
                               =======================

The Company has purchase commitments outstanding at December 31, 2003 for purchase of real estate in the Town of East Hampton for $1,500,000 and the Town of Southold for $250,000.

6.     INCOME TAXES

The components of the provision for income taxes are as follows:

Year Ended December 31,          2003     2002      2001
---------------------------------------------------------
(In thousands)
Current:
    Federal                    $4,361   $3,778    $2,803
    State                       1,090      923       622
                         --------------------------------
                                5,451    4,701     3,425
                         --------------------------------
Deferred:
    Federal                        30        7      (107)
    State                           7       14       (26)
                         --------------------------------
                                   37       21      (133)
                         --------------------------------
    Total                      $5,488   $4,722    $3,292
                         ================================

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

    Year Ended December 31,                                      2003                    2002                   2001
    -----------------------------------------------------------------------------------------------------------------
    (In thousands)                                         Percentage              Percentage             Percentage
                                                           of Pre-tax              of Pre-tax             of Pre-tax
                                                  Amount     Earnings      Amount    Earnings     Amount    Earnings
                                            -------------------------------------------------------------------------
    Federal  income tax expense  computed by
    applying the statutory  rate to income
       before income taxes                        $5,280          35%      $4,502         34%     $3,414         34%
    Tax exempt interest                             (544)         (4)        (563)        (4)       (574)        (6)
    State taxes,  net of Federal  income tax
      benefit                                        721           5          655          5         393          4
    Other                                             31           -          128          1          59          1
                                            -------------------------------------------------------------------------
    Provision for income taxes                    $5,488          36%      $4,722         36%     $3,292         33%
                                            =========================================================================

Deferred tax assets and liabilities are comprised of the following:

December 31,                       2003     2002
-------------------------------------------------
(In thousands)
Deferred tax assets:
Allowance for loan losses       $   900   $  890
Pension expense                     110        -
Minimum pension liability           113        -
                              -------------------
  Total                           1,123      890

Deferred tax liabilities:
Pension expense                       -      (30)
Other                              (181)     (16)
Depreciation                        (45)     (97)
Securities available for sale    (1,151)  (2,835)
                              -------------------
  Total                          (1,377)  (2,978)
                              -------------------
Net deferred tax liability      $  (254) $(2,088)
                              ===================

Since the Bank has exceeded the threshold of $500,000,000 in average assets, the tax basis in the bad debt reserve prior to January 1, 2003 is to be recaptured for federal tax purposes. The Bank intends to recapture this using the deferral method and has previously provided for the taxes relating to this recapture. Subsequent to January 1, 2003, the Bank is on a specific charge-off method for federal tax purposes.

7.     EMPLOYEE BENEFITS

a) Pension Plan and Supplemental Executive Retirement Plan

The Bank maintains a noncontributory pension plan through the New York State Bankers Association Retirement System covering all eligible employees. The Bank uses a September 30 measurement date for this plan.

During 2001, the Bank adopted the Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”). The SERP provides benefits to certain employees, designated by the Compensation Committee of the Board of Directors, whose benefits under the Pension Plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan in the absence of such Internal Revenue Code limitations.The assets of the SERP are held in a rabbi trust in order to maintain the tax-deferred status of the individuals in the plan.As a result, the assets of the trust are reflected on the Consolidated Statements of Condition of the Company. The effective date of the SERP was January 1, 2001. SERP expense was $142,000, $107,000, and $97,000 in 2003, 2002 and 2001, respectively.

The following table sets forth the plans’ changes in obligations and funded status projected to September 30, 2003 and 2002 (measurement dates).

                                                                         At December 31,
                                                               ------------------------------------
                                                                 Pension Benefits    SERP Benefits
                                                                    2003     2002    2003     2002
                 ----------------------------------------------------------------------------------
                 (In thousands)
                 Change in benefit obligation
                 Benefit obligation at beginning of year          $2,847   $2,252    $936     $600
                 Service cost                                        265      201      59       45
                 Expenses                                            (27)     (28)      -        -
                 Interest cost                                       175      150      46       35
                 Benefits paid                                      (131)     (75)      -        -
                 Additional prior service cost                         -        -       -        -
                 Assumption changes and other                        253      347       -      256
                                                               ------------------------------------
                 Benefit obligation at end of year                $3,382   $2,847  $1,041     $936
                                                               ====================================

                 Change in plan assets, at fair value
                 Plan assets at beginning of year                 $2,166   $2,260       -        -
                 Actual return on plan assets                        391     (136)      -        -
                 Employer contribution                               109      145       -        -
                 Benefit paid                                       (131)     (75)      -        -
                 Expenses                                            (27)     (28)      -        -
                                                               ------------------------------------
                 Plan assets at end of year                       $2,508   $2,166       -        -
                                                               ====================================

                 Funded   status   (plan  assets  less  benefit
                   obligations)                                   $ (873)  $ (681)$(1,016)    $(936)
                 Unrecognized net actuarial loss                     836      819     216       251
                 Unrecognized prior service cost                     155      164       -         -
                 Unrecognized transition asset                       (20)     (29)    454       481
                 Minimum additional pension liabilit                (166)    (282)   (108)     (124)
                                                               ------------------------------------
                 Accrued benefit cost                             $  (68)  $   (9) $ (454)    $(328)
                                                               ====================================

Amounts recognized in the statement of condition consist of:

                                                                         At December 31,
                                                               ------------------------------------
                                                                 Pension Benefits    SERP Benefits
                                                                    2003     2002    2003     2002
                 ----------------------------------------------------------------------------------
                 (In thousands)
                 Prepaid benefit cost                               $ 98     $273   $   -    $   -
                 Accrued benefit cost                                  -        -    (346)    (204)
                 Intangible assets                                  (166)    (282)   (108)    (124)
                 Other                                                 -        -       -        -
                                                               ------------------------------------
                 Net amount recognized                              $(68)    $(9)  $(454)   $(328)
                                                               ====================================

                                                                                  At December 31,
                                                               ------------------------------------------------------
                                                                    Pension Benefits            SERP Benefits
                                                               ------------------------------------------------------
                 Components of net periodic benefit cost            2003     2002    2001     2003     2002     2001
                                                               ------------------------------------------------------
                 Service cost                                       $265     $201    $185      $59     $ 45      $38
                 Interest cost                                       175      150     132       46       35       31
                 Expected return on plan assets                     (185)    (196)   (206)       -        -        -
                 Amortization of net loss                             29        -       -        7       27       28
                 Amortization  of  unrecognized  prior  service
                 cost                                                  9        9      (2)       -        -        -
                 Amortization   of   unrecognized    transition
                 obligation                                           (8)      (9)     (9)     (28)       -        -
                                                               ------------------------------------------------------
                 Net periodic benefit cost                          $285     $155    $100      $84     $107      $97
                                                               ======================================================

The net minimum pension liability included in other comprehensive income for the pension for 2003 and 2002 was $106,000 and $171,000, respectively. The net minimum liability included in other comprehensive income for the SERP for 2003 and 2002 was $65,000 and $74,000, respectively. The accumulated benefit obligation for the pension plan for 2003 and 2002 was $2,577,000 and $2,175,000, respectively. The accumulated benefit obligation for the SERP for both 2003 and 2002 was $458,000. The Company expects to contribute approximately $269,000 for the pension plan and approximately $179,000 for the SERP in 2004.

The Company’s pension plan weighted-average asset allocation at September 30, 2003 and 2002 by asset category are as follows:

                  Asset Category                      Plan Assets at September 30,
                                                     --------------------------------
                                                                 2003           2002
                                                     ----------------- --------------

                  Equity Securities                             59.7%          55.3%
                  Debt Securities                               34.5%          36.3%
                  Other                                          5.8%           8.4%
                                                     ----------------- --------------
                    Total                                      100.0%         100.0%
                                                     ================= ==============

Investment Policies

The New York State Bankers Retirement System (the “System”) was established in 1938 to provide for the payment of benefits to employees of participating banks. The System is overseen by a Board of Trustees (“Trustees”), who meet quarterly, and set the investment policy guidelines.

The System utilizes two investment management firms, (“Firm I” and “Firm II”) each investing approximately 50% of the total portfolio. The System’s investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Trustees and designed to achieve an allocation approximating 60% invested in Equity Securities and 40% invested in Debt Securities.

Each Firm reports at least quarterly to the investment committee of the System and semi-annually to the Trustees.

Equities: The target allocation percentage for equity securities is 60% but may vary from 50%-70% at the investment manager’s discretion.

Firm I is employed for its expertise as a Value Manager. It is allowed to invest a certain amount of the equity portfolio under its management in international securities and to hedge said international securities so as to protect against currency devaluations.

The equities managed by Firm II are in a commingled Large Cap Equity Fund. The Fund is invested in a diversified portfolio of common or capital stocks, or bonds, debentures, notes, or preferred stocks convertible into common or capital stocks, or in other types of equity investments whether foreign or domestic. Short-term obligations of the U.S. Government or other short-term investments may be purchased and held pending the selection and purchase of suitable investments, which meet the guidelines above. Investments may include units of participation in any other Fund established within this Fund, which consists of assets of the nature described in the preceding paragraph.

Fixed Income: For both investment portfolios, the target allocation percentage for debt securities is 40% but may vary from 30% to 50% at the investment manager’s discretion.

The Fixed Income Portfolio managed by Firm I operates with guidelines relating to types of debt securities, quality ratings, maturities, and maximums single and sector allocations.

The portfolio may trade foreign currencies in both spot and forward markets to effect securities transactions and to hedge underlying asset positions. The purchase and sale of futures and options on futures on foreign currencies and on foreign and domestic bonds, bond indices and short-term securities is permitted, however purchases may not be used to leverage the portfolio. Currency transactions may only be used to hedge 0-100% of currency exposure of foreign securities.

The Fixed Income managed by Firm II is in a commingled Fixed Income Fund. This style of fixed income management focuses on high quality securities drawn from various market sectors, including U.S. treasuries and government sponsored agencies, sovereigns, supranationals, residential Mortgage Backed Securities (MBS), corporates, Commercial Mortgage Backed Securities (CMBS), Asset Backed Securities (ABS), and municipals as set forth in its guidelines and the System’s investment policy.

Expected Long-Term Rate-of-Return

The expected long-term rate-of-return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Average rates of return over the past 1, 3, 5 and 10-year periods were determined and subsequently adjusted to reflect current capital market assumptions and changes in investment allocations.

At December 31, 2003, 2002, and 2001, a rate of increase in future compensation levels of 4.0%, and a weighted average discount rate of 6.00%, 6.25%, and 6.75%, respectively, were used in determining the actuarial present value of the projected benefit obligation for the pension plan. For the SERP, the rate of increase in future compensation levels of 4.0% for 2003, 2002, and 2001 and a weighted average discount rate of 5.14% was used for 2003, and 2002, while a rate of 4.96% was used for 2001. The expected long-term rate of return on assets for the pension plan was 8.0% at December 31, 2003 and 8.5% at December 31, 2002 and 2001.

For the years ended December 31, 2003, 2002, and 2001, a rate of increase in future compensation levels of 4%, a weighted average discount rate of 6.25%, 6.75%, and 7.0%, respectively, were used in determining the pension cost.

b) 401(k) Plan

A savings plan is maintained under Section 401(k) of the Internal Revenue Code and covers substantially all current employees. Newly hired employees can elect to participate in the savings plan after completing six months of service. Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives. The savings plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2003, 2002 and 2001 the Bank made cash contributions of $108,000, $89,000, $71,000, respectively.

c) Equity Incentive Plan

During 1996, the Bridge Bancorp, Inc. Equity Incentive Plan (the “Plan”) was approved by the shareholders to provide for the grant of options to purchase up to a total of 432,000 shares of common stock of the Company and for the award of shares of common stock as a bonus. During 2001, a plan amendment to cover non-employee directors was adopted by the shareholders. Of the total 432,000 shares of common stock approved for issuance under the Plan, at December 31, 2003, 219,956 shares remain available for issuance.

The Compensation Committee of the Board of Directors determines options awarded under the plan. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted. Stock options are immediately exercisable.

                 For the Year Ended December 31,                         2003                  2002                 2001
                 --------------------------------------------------------------------------------------------------------
                 (In thousands)
                                                                     Weighted              Weighted             Weighted
                                                            Number    Average     Number    Average    Number    Average
                                                                of   Exercise         of   Exercise        of   Exercise
                                                           Options      Price    Options      Price   Options      Price
                 --------------------------------------------------------------------------------------------------------

                 Outstanding, beginning of the year        109,050     $17.77     97,650     $17.21   106,950     $16.35
                 Granted                                    17,700     $23.20     16,900     $18.80    15,425     $16.50
                 Exercised                                 (35,600)    $15.17     (5,500)    $11.08   (17,475)    $ 9.86
                 Forfeited                                       -          -          -          -    (7,250)    $20.70
                                                       ------------          ------------          -----------
                 Outstanding  and  exercisable,  end of
                   the year                                 91,150     $19.84    109,050     $17.73    97,650     $17.21
                                                       ============          ============          ===========
                 Weighted   average   fair   value   of
                   options granted                                      $7.50                 $7.68                $4.09
                 Weighted       average       remaining
                   contractual life                                6.33 years

                                                       -----------------------
                 Range of Exercise Prices                Number of
                                                            Shares      Price
                                                       -----------------------
                                                             1,800      $6.78
                                                            11,000     $14.67
                                                            31,400  $16.50 to
                                                                       $19.75
                                                            46,950  $22.00 to
                                                                       $23.20

The Company’s Equity Incentive Plan also provides for issuance of restricted stock awards. During the years ended December 31, 2003 and 2002, the Company granted restricted stock awards of 5,220 and 4,950 shares, respectively. These awards vest over three years on the anniversary date of the awards. Such shares are subject to restrictions based on continued service as employees of the Company or employees of subsidiaries of the Company. Compensation expense attributable to these awards was approximately $40,000, $89,000 and $51,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Unearned compensation is recorded as a reduction of stockholders’ equity until earned.

8.     EARNINGS PER SHARE

The following is a reconciliation of earnings per share for December 31, 2003, 2002 and 2001:

           For the Year Ended December 31,                               2003             2002             2001
           -----------------------------------------------------------------------------------------------------
           (In thousands, except per share data)

           Net Income                                                  $9,598           $8,517           $6,747
                                                            ====================================================
           Common Equivalent Shares:

           Weighted Average Common Shares Outstanding                   4,131            4,122            4,201
           Weighted Average Common Equivalent Shares                       38               29               22
                                                            ----------------------------------------------------
           Weighted Average Common and Common Equivalent
           Shares                                                       4,169            4,151            4,223
                                                            ====================================================
           Basic earnings per share                                    $ 2.32           $ 2.07           $ 1.61
                                                            ====================================================
           Diluted earnings per share                                  $ 2.30           $ 2.05           $ 1.60
                                                            ====================================================

9.     COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as claims and legal actions, minimum annual rental payments under non-cancelable operating leases, guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No material losses are anticipated as a result of these actions or claims.

a) Leases

The Company is obligated to make minimum annual rental payments under non-cancelable operating leases on its premises. Projected minimum rentals under existing leases are as follows:

                                          December 31, 2003
                                          ---------------------------------------
                                          (In thousands)
                                                             2004         $  491
                                                             2005            434
                                                             2006            413
                                                             2007            292
                                                             2008            205
                                                       Thereafter          1,471
                                                                 ----------------
                                            Total minimum rentals         $3,306
                                                                 ================

Certain leases contain renewal options and rent escalation clauses. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Rental expenses under these leases for the years ended December 31, 2003, 2002 and 2001 approximated $492,000, $434,000, and $376,000, respectively.

b) Loan commitments

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer-financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated.

The following represents commitments outstanding:

December 31,                         2003       2002
-----------------------------------------------------
(In thousands)
Standby letters of credit        $  1,970   $  2,817
Loan  commitments outstanding (1)   8,798      4,720
Unused equity lines                33,121     27,312
Unused construction lines           4,138      4,211
Unused lines of credit             21,061     18,105
Unused overdraft lines             10,973      8,059
                               ----------------------
Total commitments outstanding     $80,061    $65,224
                               ======================

(1)     Of the $8,798 of loan commitments outstanding, $1,150 is a fixed rate commitment at 5.75%.

c) Other

During 2003, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $1,679,000 in 2003.

During 2003, 2002 and 2001, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential mortgages and investment securities owned by the Bank. There were no amounts outstanding at December 31, 2003 and $8,000,000 in FHLB loans and $4,300,000 in federal funds purchased were outstanding as overnight borrowings at December 31, 2002. At December 31, 2003, the Bank had aggregate lines of credit of $42,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $22,000,000 is available on an unsecured basis; as of December 31, 2003, the Bank had $5,900,000 in such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-Agency AA and AAA rated mortgage-backed securities. At December 31, 2003, there was $25,446,000 available for transactions under this agreement. There were no balances outstanding at year-end.

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

Deposits: The estimated fair value of certificates of deposits are based on discounted cash flow calculations that apply interest rates currently being offered by the Bank for deposits with similar remaining maturities to a schedule of aggregated expected monthly maturities. Stated value is fair value for all other deposits.

Borrowings: The estimated fair value of borrowed funds is based on the discounted value of contractual cash flows using interest rates currently in effect for borrowings with similar maturities and collateral requirements.

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

December 31,                                                        2003                         2002
------------------------------------------------------------------------------------------------------
(In thousands)                                   Carrying           Fair       Carrying          Fair
                                                   Amount          Value         Amount         Value
                                           -----------------------------------------------------------
Financial Assets:
  Cash and due from banks                       $  12,906       $ 12,906      $  10,706     $  10,706
  Interest bearing deposits with banks                133            133            101           101
  Securities available for sale                   195,341        195,341        182,416       182,416
  Securities held to maturity                      14,396         14,379         11,023        11,032
  Loans                                           271,044        271,349        246,094       251,716
  Accrued interest receivable                       2,359          2,359          2,608         2,608

Financial Liabilities:
  Demand and other deposits                       457,159        457,493        406,409       407,499
  Overnight borrowings                              5,900          5,900         12,300        12,300
  Accrued interest payable                            266            266            391           391

11.     REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which it must comply.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are presented in the following table:

                     Bridge Bancorp, Inc.
                     (Consolidated)
                     ---------------------------------------------------------------------------------------------------
                     As of December 31,                                             2003
                     ---------------------------------------------------------------------------------------------------
                     (In thousands)
                                                                                                         To Be Well
                                                                                 For Capital         Capitalized Under
                                                                                   Adequacy          Prompt Corrective
                                                              Actual               Purposes          Action Provisions
                     ---------------------------------------------------------------------------------------------------
                                                          Amount     Ratio      Amount     Ratio      Amount     Ratio
                                                     -------------------------------------------------------------------
                     Total Capital (to risk weighted
                       assets)                           $43,373      13.0%    $26,708      >8.0%    $33,386     >10.0%
                     Tier 1 Capital (to risk
                       weighted assets)                   41,229      12.4%     13,354      >4.0%     20,031    >  6.0%
                     Tier 1 Capital (to average
                       assets)                            41,229       7.9%     20,953      >4.0%     26,191    >  5.0%

                     As of December 31,                                             2002
                     ---------------------------------------------------------------------------------------------------
                     (In thousands)
                                                                                                         To Be Well
                                                                                 For Capital         Capitalized Under
                                                                                   Adequacy          Prompt Corrective
                                                              Actual               Purposes          Action Provisions
                     ---------------------------------------------------------------------------------------------------
                                                          Amount     Ratio      Amount     Ratio      Amount     Ratio
                                                     -------------------------------------------------------------------
                     Total Capital (to risk weighted
                       assets)                           $38,227      12.7%    $24,042      >8.0%    $30,052     >10.0%
                     Tier 1 Capital (to risk
                       weighted assets)                   35,883      11.9%     12,021      >4.0%     18,031    >  6.0%
                     Tier 1 Capital (to average
                       assets)                            35,883       7.7%     18,697      >4.0%     23,372    >  5.0%

                     Bridgehampton National Bank
                     ---------------------------------------------------------------------------------------------------
                     As of December 31,                                             2003
                     ---------------------------------------------------------------------------------------------------
                     (In thousands)
                                                                                                         To Be Well
                                                                                 For Capital         Capitalized Under
                                                                                   Adequacy          Prompt Corrective
                                                              Actual               Purposes          Action Provisions
                     ---------------------------------------------------------------------------------------------------
                                                          Amount     Ratio      Amount     Ratio      Amount     Ratio
                                                     -------------------------------------------------------------------
                     Total Capital (to risk weighted
                       assets)                           $42,415      12.7%    $26,700      >8.0%    $33,376     >10.0%
                     Tier 1 Capital (to risk
                       weighted assets)                   40,271      12.1%     13,350      >4.0%     20,025    >  6.0%
                     Tier  1  Capital (to average
                       assets)                            40,271       7.7%     20,971      >4.0%     26,214    >  5.0%

                     As of December 31,                                             2002
                     ---------------------------------------------------------------------------------------------------
                     (In thousands)
                                                                                                         To Be Well
                                                                                 For Capital         Capitalized Under
                                                                                   Adequacy          Prompt Corrective
                                                              Actual               Purposes          Action Provisions
                     ---------------------------------------------------------------------------------------------------
                                                          Amount     Ratio      Amount     Ratio      Amount     Ratio
                                                     -------------------------------------------------------------------
                     Total  Capital (to risk weighted
                       assets)                           $37,786      12.6%    $24,057      >8.0%    $30,072     >10.0%
                     Tier   1   Capital (to risk
                       weighted assets)                   35,492      11.8%     12,029      >4.0%     18,043    >  6.0%
                     Tier  1  Capital (to average
                       assets)                            35,492       7.6%     18,697      >4.0%     23,372    >  5.0%

12.     BRIDGE BANCORP, INC. (PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

                     December 31,                                                                2003      2002
                     -------------------------------------------------------------------------------------------
                     (In thousands)
                     ASSETS
                     Cash and cash equivalents                                                $   684   $   134
                     Dividend receivable                                                        2,626       669
                     Other assets                                                                  99        12
                     Investment in the Bank                                                    42,007    39,825
                                                                                           ---------------------
                          Total Assets                                                        $45,416   $40,640
                                                                                           =====================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     Liabilities
                     Dividends payable                                                        $ 2,608     $ 658
                     Other liabilities                                                             14        11
                                                                                           ---------------------
                          Total Liabilities                                                     2,622       669
                                                                                           ---------------------

                     Stockholders' Equity                                                      44,703    42,495
                     Treasury stock at cost, 102,002 and 139,611 shares at
                         December 31, 2003 and 2002, respectively                              (1,909)   (2,524)
                                                                                           ---------------------
                         Total Stockholders' Equity                                            42,794    39,971
                                                                                           ---------------------
                         Total Liabilities and Stockholders' Equity                           $45,416   $40,640
                                                                                           =====================

Condensed Statements of Income

Year Ended December 31,                                            2003       2002       2001
----------------------------------------------------------------------------------------------
(In thousands)
Dividend income from the Bank                                    $4,893     $3,585     $3,251
Other operating expenses                                              1          1          2
                                                             ---------------------------------
Income before income taxes and equity in
  undistributed earnings of the Bank                              4,892      3,584      3,249
Income tax provision                                                  -          -          -
                                                             ---------------------------------
Income before equity in undistributed
  earnings of the Bank                                            4,892      3,584      3,249
Equity in undistributed earnings of the Bank                      4,706      4,933      3,498
                                                             ---------------------------------
Net income                                                       $9,598     $8,517     $6,747
                                                             =================================

Condensed Statements of Cash Flows

       Year Ended December 31,                                                          2003      2002       2001
       -----------------------------------------------------------------------------------------------------------
       (In thousands)

       Operating Activities:
         Net income                                                                   $9,598    $8,517     $6,747
       Adjustments  to  reconcile  net  income  to net  cash  used  by  operating activities:
       Equity in undistributed earnings of the Bank                                   (4,706)   (4,933)    (3,498)
       Income tax benefit from exercise of employee stock options                         38         -         12
       Increase in other assets                                                       (2,043)        -        (12)
       Increase (decrease) in other liabilities                                          166       (38)       (80)
                                                                                 ---------------------------------
       Net cash provided by operating activities                                       3,053     3,546      3,169
                                                                                 ---------------------------------

       Cash flows used by financing activities:
       Net proceeds from issuance of common stock upon exercise of stock options         440       122        202
       Payment for the purchase of treasury stock                                          -    (1,067)    (1,264)
       Dividends paid                                                                 (2,943)   (2,480)    (2,231)
                                                                                 ---------------------------------
       Net cash used by financing activities                                          (2,503)   (3,425)    (3,293)
                                                                                 ---------------------------------

       Net increase (decrease) in cash and cash equivalents                              550       121       (124)
       Cash and cash equivalents at beginning of year                                    134        13        137
                                                                                 ---------------------------------
       Cash and cash equivalents at end of year                                      $   684     $ 134       $ 13
                                                                                 =================================

13.     QUARTERLY FINANCIAL DATA (Unaudited)

Selected Consolidated Quarterly Financial Data

2003 Quarter Ended,                             March 31,        June 30,  September 30,   December 31,
--------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Interest income                                    $6,568         $ 6,222        $ 6,488        $ 6,690
Interest expense                                      769             715            560            557
                                         ---------------------------------------------------------------
Net interest income                                 5,799           5,507          5,928          6,133
Provision for loan losses                               -               -              -              -
                                         ---------------------------------------------------------------
Net interest income after provision for
  loan losses                                       5,799           5,507          5,928          6,133
Other income (1)                                    1,482           1,537          1,085            612
Other expenses                                      3,289           3,147          3,299          3,262
                                         ---------------------------------------------------------------
Income before income taxes                          3,992           3,897          3,714          3,483
Provision for income taxes                          1,454           1,422          1,356          1,256
                                         ---------------------------------------------------------------
Net income                                         $2,538          $2,475         $2,358         $2,227
                                         ===============================================================
Basic earnings per share                          $  0.62           $0.60         $ 0.57          $0.53
                                         ===============================================================
Diluted earnings per share                        $  0.61           $0.60         $ 0.56          $0.53
                                         ===============================================================

2002 Quarter Ended,                             March 31,        June 30,  September 30,   December 31,
--------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Interest income                                    $6,424          $6,413         $6,931         $6,718
Interest expense                                    1,181           1,143          1,230            936
                                         ---------------------------------------------------------------
Net interest income                                 5,243           5,270          5,701          5,782
Provision for loan losses                              60              60             60             40
                                         ---------------------------------------------------------------
Net interest income after provision for
  loan losses                                       5,183           5,210          5,641          5,742
Other income                                          685             839          1,011            870
Other expenses                                      2,832           2,847          3,046          3,217
                                         ---------------------------------------------------------------
Income before income taxes                          3,036           3,202          3,606          3,395
Provision for income taxes                          1,029           1,088          1,351          1,254
                                         ---------------------------------------------------------------
Net income                                         $2,007          $2,114         $2,255         $2,141
                                         ===============================================================
Basic earnings per share                            $0.49           $0.51          $0.55          $0.52
                                         ===============================================================
Diluted earnings per share                          $0.48           $0.51          $0.54          $0.52
(1)	During the fourth quarter of 2003, the Company had net realized losses of $374,000 on sales of available for sale securities.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Bridge Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Bridge Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statement of condition of Bridge Bancorp, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                                                                     /s/ Crowe Chizek and Company LLC

Morristown, New Jersey
January 16, 2004

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

                                                                                                                                                                     /s/ Arthur Andersen LLP

New York, New York
January 18, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

"Nominees for Director and Directors Continuing in Office," "Shares Beneficially Owned by other Executive Officers and All Directors" and "Compliance with Section 16 (a) of the Exchange Act" set forth in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated herein by reference.

Item 11. Executive Compensation

"Compensation of Directors," "Compensation of Executive Officers," and "Employment Contracts and Severance Agreements" set forth in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

"Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" set forth in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

"Certain Relationships and Related Transactions" set forth in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

"Principal Accounting Fees and Services" set forth in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following Consolidated Financial Statements, including notes thereto, and financial schedules of the Company, required in response to this item are included in Part II, Item 8.

         1.  Financial Statements                                                  Page No.

                  Consolidated Statements of Condition                                  21
                  Consolidated Statements of Income                                     22
                  Consolidated Statements of Stockholders' Equity                       23
                  Consolidated Statements of Cash Flows                                 24
                  Notes to Consolidated Financial Statements                            25
                  Report of Independent Public Accountants                              44

         2.  Financial Statement Schedules

                  Financial Statement Schedules have been omitted because they are not applicable or the required  information is shown in the  Consolidated  Financial  Statements or Notes thereto under Item 8,  "Financial  Statements and  Supplementary
                  Data."

         3.  Exhibits.

                  See Index of Exhibits on page 48.

(b) Reports on Form 8-K.

(i)      Current Report on Form 8-K (Item 7), filed on October 15, 2003; and
(ii)     Current Report on Form 8-K (Item 5), filed on December 15, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 12, 2004                      /s/ Thomas J. Tobin
                                    Thomas J. Tobin
                                    President and Chief Executive Officer

March 12, 2004                      /s/ Janet T. Verneuille
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

March 12, 2004                     /s/ Raymond Wesnofske                ,Director
                                            Raymond Wesnofske

March 12, 2004                     /s/ Thomas J. Tobin                  ,Director
                                            Thomas J. Tobin

March 12, 2004                     /s/ Thomas E. Halsey                 ,Director
                                            Thomas E. Halsey

March 12, 2004                     /s/ Marcia Z. Hefter                 ,Director
                                            Marcia Z. Hefter

March 12, 2004                     /s/ R. Timothy Maran                 ,Director
                                            R. Timothy Maran

March 12, 2004                     /s/ Charles I. Massoud               ,Director
                                            Charles I. Massoud

March 12, 2004                     /s/ Howard H. Nolan                  ,Director
                                            Howard H. Nolan

March 12, 2004                     /s/ Dennis A. Suskind                ,Director
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

         10.5              Equity Incentive Plan (incorporated by reference to Registrant's Form 14A, File
                           No. 0-18546, filed March 9, 2001)                                                            *

         10.6              Employment Contract - Christopher Becker (incorporated by reference to
                           Registrant's Form 10-Q, File No. 0-18546, filed November 7, 2001)                            *

         14.1              Bridge Bancorp, Inc. and The Bridgehampton National Bank Code of Ethics

         31.1              Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

         31.2              Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

         32.1              Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and U.S.C.
                           Section 1350

         32.2              Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C.
                           Section 1350

* Denotes incorporated by reference.