Form 10-Q
period 2004-03-31
BRIDGE BANCORP INC
filed 2004-05-07
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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
Yes [x] No [ ]

There were 4,163,435 shares of common stock outstanding as of May 03, 2004.

BRIDGE BANCORP, INC.

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated Statements of Condition as of March 31, 2004
                  and December 31, 2003

                  Consolidated Statements of Income for the Three Months Ended
                  March 31, 2004 and 2003

                  Consolidated Statements of Stockholders' Equity for the Three Months
                  Ended March 31, 2004

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2004 and 2003

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

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K
                  31.1  Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
                  31.2  Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
                  32.1  Certification of Chief Executive Officer and Chief Financial Officer
                        pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
         Signatures

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
(In thousands, except share and per share amounts)                                      March 31,        December 31,
                                                                                             2004                2003
--------------------------------------------------------------------------------------------------  ------------------
ASSETS
Cash and due from banks                                                                   $13,518             $12,906
Interest earning deposits with banks                                                          139                 133
                                                                                ------------------  ------------------
       Total cash and cash equivalents                                                     13,657              13,039

Securities available for sale                                                             195,982             195,341
Securities held to maturity (fair value of $12,645 and $14,379 at March 31,                12,655              14,396
2004 and December 31, 2003, respectively)
                                                                                ------------------  ------------------
       Total securities, net                                                              208,637             209,737

Loans                                                                                     288,827             273,188
Less:
  Allowance for loan losses                                                                (2,143)             (2,144)
                                                                                ------------------  ------------------
       Loans, net                                                                         286,684             271,044

Banking premises and equipment, net                                                        11,571              11,623
Accrued interest receivable                                                                 2,809               2,359
Other assets                                                                                1,738               3,811
                                                                                ------------------  ------------------
Total Assets                                                                             $525,096            $511,613
                                                                                ------------------  ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                          $142,035            $159,405
Savings, N.O.W. and money market deposits                                                 256,727             229,847
Certificates of deposit of $100,000 or more                                                39,977              35,841
Other time deposits                                                                        31,829              32,066
                                                                                ------------------  ------------------
        Total deposits                                                                    470,568             457,159

Overnight borrowings                                                                        4,500               5,900
Accrued interest on depositors' accounts                                                      272                 266
Other liabilities and accrued expenses                                                      4,474               5,494
                                                                                ------------------  ------------------
  Total Liabilities                                                                       479,814             468,819
                                                                                ------------------  ------------------

Stockholders' equity:
  Common stock, par value $.01 per share:
  Authorized: 20,000,000 shares; 4,257,597 issued; 4,163,435
    and 4,155,595 shares outstanding at March 31, 2004 and December 31, 2003,                  43                  43
    respectively
  Surplus                                                                                  21,283              21,194
  Undivided profits                                                                        23,596              21,982
 Less:  Treasury Stock at cost, 94,162 and 102,002 shares at March 31, 2004 and
    December 31, 2003, respectively                                                        (1,736)             (1,909)
Unearned stock awards                                                                        (174)                (81)
                                                                                ------------------  ------------------
                                                                                           43,012              41,229
  Accumulated other comprehensive income:
    Net unrealized gain on securities, net of taxes of $1,618,005 and
      $1,151,000 at March 31, 2004 and December 31, 2003, respectively                      2,441               1,736
    Net minimum pension liability, net of taxes of $113,000 at March 31, 2004
      and December 31, 2003                                                                  (171)               (171)
                                                                                ------------------  ------------------
      Total Stockholders' Equity                                                           45,282              42,794
                                                                                ------------------  ------------------
Total Liabilities and Stockholders' Equity                                               $525,096            $511,613
                                                                                ------------------  ------------------
See accompanying notes to the Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income  (unaudited)
(In thousands, except per share amounts)

Three months ended March 31,                                             2004                   2003
------------------------------------------------------------------------------   --------------------
Interest income:
  Loans (including fee income)                                         $4,613                 $4,529
  Mortgage-backed securities                                              888                  1,071
  U.S. Treasury and government agency securities                          523                    499
  State and municipal obligations                                         388                    405
  Federal funds sold                                                       24                     40
  Other securities                                                          7                     23
  Deposits with banks                                                       -                      1
                                                       -----------------------   --------------------
    Total interest income                                               6,443                  6,568

Interest expense:
  Savings, N.O.W. and money market deposits                               294                    447
  Certificates of deposit of $100,000 or more                             119                    143
  Other time deposits                                                     117                    171
  Federal funds purchased                                                   9                      4
  Other borrowed money                                                      -                      4
                                                       -----------------------   --------------------
    Total interest expense                                                539                    769
                                                       -----------------------   --------------------

Net interest income                                                     5,904                  5,799
Provision for loan losses                                                   -                      -
                                                       -----------------------   --------------------

Net interest income after provision for loan losses                     5,904                  5,799
                                                       -----------------------   --------------------

Other income:
  Service charges on deposit accounts                                     582                    550
  Net securities gains                                                    621                    634
  Fees for other customer services                                        253                    202
  Other operating income                                                  135                     96
                                                       -----------------------   --------------------
    Total other income                                                  1,591                  1,482
                                                       -----------------------   --------------------

Other expenses:
  Salaries and employee benefits                                        1,915                  1,814
  Net occupancy expense                                                   331                    329
  Furniture and fixture expense                                           243                    264
  Other operating expenses                                                914                    882
                                                       -----------------------   --------------------
    Total other expenses                                                3,403                  3,289
                                                       -----------------------   --------------------

Income before provision for income taxes                                4,092                  3,992
Provision for income taxes                                              1,467                  1,454
                                                       -----------------------   --------------------
Net income                                                             $2,625                 $2,538
                                                       -----------------------   --------------------
Basic earnings per share                                                $0.63                  $0.62
                                                       -----------------------   --------------------
Diluted earnings per share                                              $0.62                  $0.61
                                                       -----------------------   --------------------
Comprehensive income                                                   $3,330                 $1,818
                                                       -----------------------   --------------------

See accompanying notes to the Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (unaudited)
(In thousands, except share and per share amounts)
                                                                                                                      Accumulated
                                               Common Stock                                                Unearned         Other
                                              Shares                Comprehensive   Undivided    Treasury     Stock Comprehensive
                                         Outstanding  Amount Surplus    Income        Profits       Stock    Awards        Income     Total
                                          -------------------------------------------------------------------------------------------------
Balance at December 31, 2003               4,155,595     $43 $21,194                  $21,982    $(1,909)     $(81)        $1,565   $42,794
Net income                                                                 $2,625       2,625                                         2,625
Stock awards vested                            5,040              30                                   66       20                      116
Stock awards granted                                              58                                   55    (113)                       -
Exercise of stock options                      2,800               1                                   52                                53
Cash dividends declared, $0.24 per share                                               (1,011)                                       (1,011)
Other comprehensive income, net of tax
 Unrealized gains in securities available
  for sale, net of tax                                                        705                                            705       705
                                                                   ---------------
Comprehensive Income                                                       $3,330
                                          ------------------------------------------------------------------------------------------------

Balance at March 31, 2004                  4,163,435     $43 $21,283                  $23,596    $(1,736)   $(174)        $2,270   $45,282
                                          --------------------------             ---------------------------------------------------------

See accompanying notes to the Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Three months ended March 31,                                                     2004                  2003
--------------------------------------------------------------------------------------  --------------------
Operating activities:
  Net Income                                                                   $2,625                $2,538
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                               239                   244
      Amortization and accretion, net                                             329                   377
      Earned or allocated expense of restricted stock awards                       20                    35
      Net securities gains                                                       (621)                 (634)
      Increase in accrued interest receivable                                    (450)                  (20)
      Decrease (increase) in other assets                                       2,073                  (428)
      Increase (decrease) in accrued and other liabilities                        212                   (94)
                                                                   -------------------  --------------------
Net cash provided by operating activities                                       4,427                 2,018
                                                                   -------------------  --------------------

Investing activities:
  Purchases of securities available for sale                                  (27,109)              (36,274)
  Purchases of securities held to maturity                                     (3,250)                 (400)
  Proceeds from sales of securities available for sale                         22,783                20,444
  Proceeds from maturing securities available for sale                            650                 1,242
  Proceeds from maturing securities held to maturity                            4,991                 3,685
  Proceeds from principal payments on mortgage-backed securities                4,500                12,925
  Net increase in loans                                                       (15,640)               (5,554)
  Purchases of banking premises and equipment, net of disposals                  (187)                 (101)
                                                                   -------------------  --------------------
Net cash used by investing activities                                         (13,262)               (4,033)
                                                                   -------------------  --------------------

Financing activities:
  Net increase in deposits                                                     13,409                25,910
  Decrease in other borrowings                                                 (1,400)              (12,300)
  Net proceeds from exercise of stock options
         issued pursuant to equity incentive plan                                  53                     -
  Cash dividends paid                                                          (2,609)                 (659)
                                                                   -------------------  --------------------
Net cash provided by financing activities                                       9,453                12,951
                                                                   -------------------  --------------------

Increase in cash and cash equivalents                                             618                10,936
Cash and cash equivalents beginning of period                                  13,039                10,807
                                                                   -------------------  --------------------
Cash and cash equivalents end of period                                       $13,657               $21,743
                                                                   -------------------  --------------------

Supplemental Information-Cash Flows:
  Cash paid for:
    Interest                                                                    $ 533               $   845
                                                                   -------------------  --------------------
    Income taxes                                                                $ 481               $ 1,606
                                                                   -------------------  --------------------
 Noncash investing and financing activities:
    Dividends declared and unpaid                                             $ 1,011                 $ 702
                                                                   -------------------  --------------------

See accompanying notes to the Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

2. Earnings Per Share

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.

                  Unaudited Computation of Per Share Income               Three months ended,
                                                                      -----------------------------
                  (in thousands, except per share data)                    March 31,     March 31,
                                                                                2004          2003
                  ------------------------------------------------------------------- -------------

                  Net Income                                                  $2,625        $2,538

                  Common Equivalent Shares:

                  Weighted Average Common Shares Outstanding                   4,161         4,122
                  Weighted Average Common Equivalent Shares                       43            27
                                                                      --------------- -------------
                  Weighted Average Common and Common Equivalent Shares         4,204         4,149
                                                                      --------------- -------------
                  Basic earnings per share                                     $0.63         $0.62
                                                                      --------------- -------------
                  Diluted earnings per share                                   $0.62         $0.61
                                                                      --------------- -------------

3. Repurchased Stock

During 2003, the Company reapproved its stock repurchase plan allowing the repurchase of up to 5% of its current outstanding shares. No shares were repurchased during the first quarter of 2004 and the year ended December 31, 2003, respectively.

4. Stock Based Compensation Plans

Employee compensation expense under stock options is reported using the intrinsic value method. No stock based compensation cost is reflected in net income, as all the options granted had an exercise price equal to the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We have used the Black-Scholes option pricing model to estimate the grant date fair value of our option grants.

                             (In thousands, except
                             per share data)                       Three months ended,
                                                             -------------------------------
                                                                  March 31,       March 31,
                                                                       2004            2003
                             ---------------------------------------------------------------
                             Net Income:       As Reported:          $2,625          $2,538
                                               Pro Forma:            $2,579          $2,429
                             Basic EPS:        As Reported:           $0.63           $0.62
                                               Pro Forma:             $0.62           $0.59
                             Diluted EPS:      As Reported:           $0.62           $0.61
                                               Pro Forma:             $0.61           $0.59

5. Securities

A summary of the amortized cost and estimated fair value of securities is as follows:

                                                               March 31, 2004                 December 31, 2003
 -------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                         Estimated                         Estimated
                                                        Amortized            Fair        Amortized             Fair
                                                             Cost           Value             Cost            Value
                                                --------------------------------------------------------------------
 Available for sale:
   U.S. Treasury and government agency
     securities                                          $ 54,951        $ 56,899          $52,855          $54,169
   State and municipal obligations                         36,223          38,108           35,495           37,044
   Mortgage-backed securities                              99,107          99,333          102,463          102,486
   Federal Reserve Bank Stock                                  36              36               36               36
   Federal Home Loan Bank Stock                             1,606           1,606            1,606            1,606
                                                --------------------------------------------------------------------
     Total available for sale                             191,923         195,982          192,455          195,341
                                                --------------------------------------------------------------------
 Held to maturity:
   State and municipal obligations                         12,655          12,645           14,396           14,379
                                                --------------------------------------------------------------------
     Total held to maturity                                12,655          12,645           14,396           14,379
                                                --------------------------------------------------------------------
 Total debt and equity securities                        $204,578        $208,627         $206,851         $209,720
                                                ====================================================================

Securities having a carrying value of approximately $132,511,000 and $122,219,000 at March 31, 2004 and December 31, 2003, respectively, were pledged to secure public deposits. The Bank did not hold any trading securities during the quarter ended March 31, 2004 or the year ended December 31, 2003.

6. Loans

The following table sets forth the major classifications of loans:

                                                             March 31, 2004  December 31, 2003
 ---------------------------------------------------------------------------------------------
 (In thousands)

 Real estate mortgage loans                                        $226,156           $213,256
 Commercial, financial, and agricultural loans                       38,682             33,810
 Installment/consumer loans                                           5,678              6,105
 Real estate construction loans                                      18,360             20,037
                                                        --------------------------------------
 Total loans                                                        288,876            273,208
 Unearned income                                                        (49)               (20)
                                                        --------------------------------------
                                                                    288,827            273,188
 Allowance for loan losses                                           (2,143)            (2,144)
                                                        --------------------------------------
 Net loans                                                         $286,684           $271,044
                                                        ======================================

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

Nonaccrual loans at March 31, 2004 and December 31, 2003 were $265,000 and $152,000, respectively. There were no loans 90 days or more past due that were still accruing, or any restructured loans at March 31, 2004 and December 31, 2003.

As of March 31, 2004 and December 31, 2003, the Bank did not have any impaired loans as defined in SFAS No. 114.

7. Allowance for Loan Losses

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at the quarter ended March 31, 2004, management believes the allowance for loan losses is adequate. The following table sets forth changes in the allowance for loan losses.

                                                                                     Quarter Ended
                                                                ---------------------------------------------------------
                                                                 March 31, 2004    December 31, 2003     March 31, 2003
                                                                ----------------    ------------------    ---------------
Beginning Balance                                                        $2,144                $2,089             $2,294
Provision for Loan Loss                                                       -                     -                  -
Net (Charge-offs)/Recoveries                                                 (1)                   55                (63)
                                                                ----------------    ------------------    ---------------
Ending Balance                                                           $2,143                $2,144             $2,231
                                                                ----------------    ------------------    ---------------

8. Employee Benefits

The Bank maintains a noncontributory pension plan through the New York State Bankers Association Retirement System covering all eligible employees.

The Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”) provides benefits to certain employees, as recommended by the Compensation Committee of the Board of Directors and approved by the full Board of Directors, whose benefits under the Pension Plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan in the absence of such Internal Revenue Code limitations. The assets of the SERP are held in a rabbi trust in order to maintain the tax-deferred status for the individuals in the plan. As a result, the assets of the trust are reflected on the Consolidated Statements of Condition of the Company.

The Company contributed approximately $269,000 to the pension plan in the first quarter of 2004. Contributions to the SERP were approximately $400,000 for 2004.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

                                                               ------------------------------------
                 (In thousands)                                             At March 31,
                                                               ------------------------------------
                                                                Pension Benefits   SERP Benefits
                                                               ------------------------------------
                 Components of net periodic benefit cost            2004     2003    2004     2003
                                                               ------------------------------------
                 Service cost                                        $69      $65     $16      $15
                 Interest cost                                        50       43      13       11
                 Expected return on plan assets                      (52)     (46)      -        -
                 Amortization of net loss                              7        7       2        2
                 Amortization  of  unrecognized  prior  service
                 cost                                              2        2       -        -
                 Amortization   of   unrecognized    transition
                 obligation                                       (2)      (2)      7       (7)
                                                               ------------------------------------
                 Net periodic benefit cost                           $74      $69     $38      $21
                                                               ====================================

9. Subsequent Event

Effective April 1, 2004, Bridgehampton Abstract Holding LLC acquired 100% ownership of its title insurance subsidiary, Bridge Abstract LLC. The effect of this purchase is not material to the March 31, 2004 financial statements as a whole.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,” “believes,” “should,”“plans,”“anticipates,” “will,” “potential,” “could,” “intend,” “may,”“outlook,” “predict,” “project,” “would,” “estimates,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth and cash basis]; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For this presentation, the Company claims the protection of safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality and composition of the Bank’s loan and investment portfolios, changes in management’s business strategies, changes in accounting principles, policies or guidelines, changes in real estate values and other economic, competitive, governmental, regulatory and technological factors affecting the Bank’s operations, markets, products, services and prices. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a one-bank holding company formed effective March 31, 1989. On a parent-only basis, the Company has had minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates other income, such as fee income on deposit accounts and merchant credit card services, debit card processing programs, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto, and other financial information included in the Company’s 2003 Form 10-K and this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

Although our net interest margin continued its decline to 5.1% for the first quarter of 2004 as compared to 5.6% in the first quarter of 2003, our financial performance remained steady. The net interest margin was 5.2% for the year ended December 31, 2003. During the quarter, incoming cash flows were reinvested into lower yielding assets as compared to the assets migrating off the balance sheet. Growth in our balance sheet was the primary contributor to an increase in our net interest income of 1.8% or $105,000. The increase in the net interest income was modest compared to the prior year’s first quarter. We anticipate that our balance sheet will benefit in a rising rate environment due to its asset sensitivity in the long term. However, further reductions in the net interest margin in the near term are anticipated. We anticipate a historically low net interest margin for 2004. During the first quarter of 2004, net gains recognized on sales of securities were $621,000 as compared to net gains recognized on sales of securities of $634,000 in the first quarter of 2003.

Loan and deposit growth contributed to our ability to grow net income. Total loans increased 13.8% and total deposits increased 8.8%, including growth of 15.3% in demand deposits, at March 31, 2004 as compared to March 31, 2003. At March 31, 2004 total assets increased 9.8% over March 31, 2003 to $525,096,000, including 9.3% growth in investment securities. Credit quality in both the loan and investment portfolios remains strong.

Critical Accounting Policies

In accordance with Securities and Exchange Commission guidance, management believes the accounting policy on loans and the related allowance for loan loss is the most critical and requires complex management judgment as discussed below. Further discussion of the application of this critical accounting policy can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank’s loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Statement of Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15,” and SFAS No. 118,“Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114.” Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. Assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

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

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at March 31, 2004, management believes the allowance for loan losses has been established and maintained at levels adequate to reflect the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Financial Condition

Assets totaled $525,096,000 at March 31, 2004, an increase of $13,483,000 or 2.6% from year-end. This change is a result of increased cash and cash equivalents of $618,000, or 4.7%, and an increase in net loans of $15,640,000, or 5.8%. The primary source of funds for the increase in assets came from increased inflows in savings, N.O.W. and money market deposits, and certificates of deposit of $100,000 or more of $31,016,000, or 11.7%, while demand and other time deposits decreased by $17,607,000 or 9.2%. This net increase of $13,409,000 or 2.9% is primarily attributed to an increase in money market deposits by municipalities. The sales of securities were a secondary source of funds.

Total stockholders’ equity was $45,282,000 at March 31, 2004, an increase of 5.8% over December 31, 2003. The increase of $2,488,000 was primarily the result of: net income for the three-month period ended March 31, 2004 of $2,625,000, plus stock award vesting and stock option exercises of $169,000, less cash dividends declared of $1,011,000, and plus the net increase in other comprehensive income, net of tax, of $705,000.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated statements of financial condition and its consolidated statements of income for the period indicated and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the period shown. Average balances are derived from daily average balances and include non-performing loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

Three months ended March 31,                                      2004                             2003
--------------------------------------------------------------------------------------  -------------------------------
(In thousands)                                                                Average                          Average
                                                         Average               Yield/       Average             Yield/
                                                         Balance  Interest       Cost       Balance Interest      Cost
--------------------------------------------------------------------------------------  -------------------------------

Interest earning assets:
  Loans, net (including fee income)                     $279,078    $4,613       6.7%      $247,696   $4,529      7.4%
  Mortgage-backed securities                              90,039       888       4.0         83,193    1,071      5.2
  Taxable securities                                      53,657       523       5.0         43,799      637      5.9
  Tax exempt securities (1)                               48,812       613       3.9         49,757      499      4.1
  Federal funds sold                                       9,711        24       1.0         14,187       40      1.1
  Other securities                                         1,642         7       1.7          1,616       23      5.8
  Deposits with banks                                        137         -       -              108        1      3.8
                                                    ----------------------------------  -------------------------------
         Total interest earning assets                   483,076     6,668       5.5        440,356    6,800      6.3
                                                    ----------------------------------  -------------------------------
Non interest earning assets:
  Cash and due from banks                                 16,729                             15,779
  Other assets                                            18,483                             20,696
                                                    -------------                       ------------
Total assets                                            $518,288                           $476,831
                                                    -------------                       ------------

Interest bearing liabilities:
  Savings, N.O.W. and
    money market deposits                               $251,020      $294       0.5%      $244,409     $447      0.7%
  Certificates of deposit of $100,000
     or more                                              36,590       119       1.3         28,398      143      2.0
  Other time deposits                                     31,888       117       1.5         33,315      171      2.1
  Federal funds purchased                                  2,655         9       1.4          1,135        4      1.4
  Other borrowings                                             -         -       -            1,220        4      1.3
                                                    ----------------------------------  -------------------------------
        Total interest bearing liabilities               322,153       539       0.7        308,477      769      1.0
                                                    ----------------------------------  -------------------------------
Non interest bearing liabilities:
  Demand deposits                                        147,994                            122,682
  Other liabilities                                        3,962                              4,503
                                                    -------------                       ------------
  Total liabilities                                      474,109                            435,662
Stockholders' equity                                      44,179                             41,169
                                                    -------------                       ------------
Total liabilities and stockholders' equity              $518,288                           $476,831
                                                    -------------                       ------------

Net interest income/interest rate spread (2)                         6,129       4.8                   6,031      5.3
                                                                ----------------------             --------------------

Net interest earning assets/net interest margin (3)     $160,923                 5.1%      $131,879               5.6%
                                                    -------------         ------------  ------------        -----------

Ratio of interest earning assets to
  interest bearing liabilities                                                 150.0%                           142.8%
                                                                          ------------                      -----------

Less: Tax equivalent adjustment                                     $(225)                            $(232)
                                                                -----------                        ----------

Net interest income                                                 $5,904                            $5,799
                                                                -----------                        ----------

(1)      The above table is presented on a tax equivalent basis.
(2)      Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)      Net interest margin represents net interest income divided by average interest earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in volume of average interest earning assets and interest bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of this table, changes, which are not due solely to volume or rate changes, have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include nonaccrual loans.

                                                            Three months ended
                                                              2004 Over 2003
                                              -----------------------------------------------
                                                              Changes Due To
---------------------------------------------------------------------------------------------
(In thousands)                                     Volume          Rate      Net Change
Interest income on interest
   earning assets:

Loans (including loan fee income)                       $2,139       $(2,055)           $ 84
Mortgage-backed securities                                 488          (671)          (183)
Tax exempt securities (1)                                  323          (347)           (24)
Taxable securities                                         125          (101)             24
Federal funds sold                                        (11)            (5)           (16)
Other securities                                             3           (19)           (16)
Deposits with banks                                          3            (4)            (1)
                                              -----------------------------------------------
   Total interest earning assets                         3,070        (3,202)          (132)
                                              -----------------------------------------------

Interest expense on interest
   bearing liabilities

Savings, N.O.W. and money market deposits                   81          (234)          (153)
Certificates of deposit of $100,000 or more                175          (199)           (24)
Other time deposits                                        (7)           (47)           (54)
Federal funds purchased                                      7            (2)              5
Other borrowings                                           (2)            (2)            (4)
                                              -----------------------------------------------
   Total interest bearing liabilities                      254          (484)          (230)
                                              -----------------------------------------------
Net interest income                                     $2,816       $(2,718)           $ 98
                                              -----------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2003, the Company and the Bank satisfied all applicable capital adequacy requirements.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At March 31, 2004 and December 31, 2003, actual capital levels and minimum required levels for the Bank were as follows:

As of March 31,                                                                 2004
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                    To Be Well
                                                                           For Capital         Capitalized Under
                                                                            Adequacy           Prompt Corrective
                                                        Actual              Purposes           Action Provisions
--------------------------------------------------------------------------------------------------------------------
                                                      Amount  Ratio         Amount  Ratio           Amount  Ratio
                                                 -------------------------------------------------------------------
Total Capital (to risk weighted assets)              $44,148   12.7        $27,723   >8.0%         $34,654  >10.0%
Tier 1 Capital (to risk weighted assets)              41,886   12.1         13,862   >4.0           20,792   >6.0
Tier 1 Capital (to average assets)                    41,886    8.1         20,746   >4.0           25,933   >5.0

As of December 31,                                                              2003
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                    To Be Well
                                                                           For Capital         Capitalized Under
                                                                            Adequacy           Prompt Corrective
                                                        Actual              Purposes           Action Provisions
--------------------------------------------------------------------------------------------------------------------
                                                      Amount  Ratio         Amount  Ratio           Amount  Ratio
                                                 -------------------------------------------------------------------
Total Capital (to risk weighted assets)              $42,415   12.7%       $26,700   >8.0%         $33,376  >10.0%
Tier 1 Capital (to risk weighted assets)              40,271   12.1         13,350   >4.0           20,025   >6.0
Tier 1 Capital (to average assets)                    40,271    7.7         20,971   >4.0           26,214   >5.0

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

Net income for the three-month period ended March 31, 2004 totaled $2,625,000 or $0.62 per diluted share as compared to $2,538,000 or $0.61 per diluted share for the same period in 2003. Highlights for the three months ended March 31, 2004 include: (i) $105,000 or 1.8% increase in net interest income; (ii) $109,000 or 7.4% increase in total other income; and (iii) $114,000 or 3.5% increase in total other expenses, over the same period in 2003. The effective income tax rate decreased to 35.85% from 36.42% for the same period last year.

Net income for the first three months of 2004 reflects annualized returns of 23.89% on average total stockholders’ equity and 2.04% on average total assets as compared to 25.00% on average total stockholders’ equity and 2.16% on average total assets for the preceding calendar year.

The increase in net interest income of $105,000 or 1.8% for the current three month period over the same period last year resulted from a 9.7% increase in average total interest earning assets to $483,076,000 from $440,356,000 for the comparable period in 2003. The increase in average total interest earning assets was more than offset by the decrease in yields due to the continuing low interest rates being earned. Average interest bearing liabilities increased 4.4% to $322,153,000 in 2004 from $308,477,000 for the same period last year. The yield on average interest earning assets for the three-month period ended March 31, 2004 decreased to 5.5% from 6.3% during the same period in 2003. The cost of average interest bearing liabilities decreased to 0.7% from 1.0% during the same period in 2003. The net interest margin decreased to 5.1% from 5.6% from the same period in 2003.

The decrease in the net interest margin is primarily due to the continuing low interest rate environment, resulting in interest earning assets repricing at historically low yields. Despite the current conditions, there was an increase in the net average interest earning assets due to the growth of our balance sheet that was able to partially offset the reduction in the interest rates. The yield on the average interest earning assets has decreased at a faster pace than the decrease in the cost of average interest bearing liabilities, resulting in a negative impact on the net interest margin. Incoming cash flows were reinvested into lower yielding assets than those assets prepaying and maturing. We anticipate that our balance sheet will benefit from asset sensitivity in the long term, however; further reductions in the net interest margin are projected which will continue to pressure current earnings.

Average loans grew by $31,382,000 or 12.7% when compared to the same three-month period in 2003. Real estate construction and mortgage loans contributed to the growth, while commercial, financial, and agricultural loans and installment/consumer loans were predominately unchanged. Real estate mortgage loans at March 31, 2004 increased $30,328,000 or 15.5% over March 31, 2003. Growth in real estate loans is partially attributed to an increase in both commercial real estate mortgages and home equity loans. While the Bank is committed to grow loans with prudent underwriting, reasonable pricing and limiting credit risk, the sustained low interest rate environment has mitigated the benefit to the net interest income and margin.

Total average investments increased $15,759,000 or 8.9% compared to the same three-month period in 2003. Average mortgage-backed securities increased 8.2% to $90,039,000 when compared to the same three-month period in 2003, while average taxable securities grew 7.8% to $53,657,000 from $49,757,000. Average federal funds sold decreased $4,476,000 or 31.6% over the same period in the prior year. Incoming cash flows were deployed primarily into a diversified mix of investment in debt and equity securities.

Average deposits grew by $38,688,000, or 9.0%, over the same three-month period last year. Components of this growth include an increase in average demand deposits of $25,312,000 or 20.6% and an increase in average savings, NOW and money market deposits of $6,611,000 or 2.7%. Average public fund deposits were 20.4% of total average deposits at March 31, 2004 and 22.6% of total average deposits at March 31, 2003.

The increase in total deposits is a result of the Bank’s continued business development efforts in attracting new accounts through the mature branches as well as the Bank’s more recently opened branches. The Bank continues to review branch expansion possibilities in new and existing markets, which is evidenced by our recent real estate purchases in 2003 in the Villages of both Westhampton Beach and East Hampton.

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area on eastern Long Island. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer and the related credit risks of the transaction. These factors are affected by general and economic conditions, including but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

The credit quality of the loan portfolio remained strong for the quarter ended March 31, 2004. Since December 31, 2003, nonaccrual loans increased $113,000 to $265,000 from $152,000, representing 0.09% of net loans at March 31, 2004. Total nonaccrual loans represented 0.1% of net loans at December 31, 2003. The Bank had no foreclosed real estate at March 31, 2004 and 2003. The Bank incurred net losses from charge offs in the amount of $1,000 for the three months ended March 31, 2004 as compared to $63,000, or 0.2% of total loans for the same period last year.

Loans of approximately $10,540,000 or 3.6% of total loans at March 31, 2004 were classified as potential problem loans. This was an increase of $1,834,000 from $8,706,000 or 3.2% of total loans at December 31, 2003. These are loans for which management has information that indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

Based on management’s continuing review of the overall loan portfolio and of the current asset quality of the portfolio, no provision for loan losses was recorded during the first three months of 2004. The allowance for loan losses decreased to $2,143,000 at March 31, 2004, as compared to $2,144,000 at December 31, 2003. As a percentage of total loans, the allowance was 0.7% at March 31, 2004 and 0.8% at December 31, 2003.

Total other income increased during the three-month period ended March 31, 2004 by $109,000 or 7.4% over the same period last year. Service charges on deposit accounts for the three-month period ended March 31, 2004 totaled $582,000, an increase of $32,000 or 5.8% over the same period last year. Fees for other customer services for the three-month period ended March 31, 2004 totaled $253,000, an increase of $51,000 or 25.2% over the same period last year. Net gains on sales of securities during the first quarter of 2004 totaled of $621,000, while there were net securities gains of $634,000 for the three-month period ended March 31, 2003.

Other operating income for the three-month period ended March 31, 2004 was the primary contributor to total other income and was $135,000, an increase of $39,000 or 40.6% over the same period last year. This increase is primarily due to revenue generated through the Bank’s majority investment in its title insurance subsidiary, Bridge Abstract LLC. Gross revenues of Bridge Abstract LLC are included in other operating income. Increases were due to increased volume of transactions and several large closings versus the same period in 2003.

Total other expenses increased during the three-month period ended March 31, 2004 by $114,000 or 3.5% over the same period last year. The primary component of this increase was compensation and benefit expense increasing $101,000 or 5.6% for the three-month period ended March 31, 2004 over the same period last year. This is due to an increase in staff, salary increases and increased employee related insurance costs.

Total other operating expenses for the three-month period ended March 31, 2004 totaled $914,000; an increase of $32,000 or 3.6% over the same period last year. The increase was due primarily to the expenses of Bridge Abstract for increased costs in operating expenses, primarily the costs of clearing titles and for an increase in staff.

The provision for income taxes increased during the three-month period ended March 31, 2004 by $13,000 or 0.9% over the same period last year. The effective tax rate for the three-month period ended March 31, 2004 decreased to 35.8% as compared to 36.4% for the same period last year.

Asset/Liability Management

The Company’s primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between interest rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits and liabilities, and the credit quality of earning assets. The Company’s objectives in its asset and liability management are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of its operations to changes in interest rates.

The Company’s Asset and Liability Committee meets periodically, but at a minimum four times a year, to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the full Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be able to respond to changes in interest rates.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to access earnings enhancement opportunities for Company growth. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 15% of total assets. At March 31, 2004, the Bank had aggregate lines of credit of $42,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $22,000,000 is available on an unsecured basis. On March 31, 2004 the Bank had $4,500,000 of these lines outstanding .The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has approved broker relationships for the purpose of issuing brokered certificates of deposit.

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

Recent Regulatory and Accounting Developments

Mortgage Loan Commitments

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. According to the release, the fair value of the loan commitment is determined without considering the value of future cash flows related to servicing the loan, and thus the fair value represents the value of having to make a loan at what may become a below-market rate. This guidance is applicable for mortgage loan commitments where the loans are to be sold entered into April 1, 2004 or later. In management’s opinion, the adoption of Staff Accounting Bulletin No. 105 will not have a material effect on the Company’s consolidated financial statements.

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

At March 31, 2004, management believes that there has been no material change in market risk from December 31, 2003.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

                                                      PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Subsequent to March 31, 2004, Bridgehampton Abstract Holding LLC acquired 100% ownership of its title insurance subsidiary, Bridge
Abstract LLC.  The effect of this purchase is not material to the March 31, 2004 financial statements as a whole.

Item 6. Exhibits and Reports on Form 8-K
a.       Exhibits

                  31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
                  31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
                  32.1  Certification of Chief Executive Officer and Chief Financial Officer
                        pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

b.       Reports on Form 8-K

(i)      Current Report on Form 8-K (Items 7 and 12), filed on January 20, 2004; and
(ii)     Current Report on Form 8-K (Item 5), filed on March 15, 2004.

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

May 07, 2004                        /s/ Thomas J. Tobin
                                    Thomas J. Tobin
                                    President and Chief Executive Officer

May 07, 2004                        /s/ Janet T. Verneuille
                                    Janet T. Verneuille
                                    Senior Vice President, Chief Financial Officer
                                    and Treasurer