Form 10-Q
period 2004-06-30
BRIDGE BANCORP INC
filed 2004-08-05
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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
Yes [x] No [ ]

There were 6,268,489 shares of common stock outstanding as of August 3, 2004.

BRIDGE BANCORP, INC.

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated Statements of Condition as of June 30, 2004 and
                  December 31, 2003

                  Consolidated Statements of Income for the Three and Six Months Ended
                  June 30, 2004 and 2003

                  Consolidated Statements of Stockholders' Equity for the Six Months
                  Ended June 30, 2004

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2004 and 2003

                  Notes to Consolidated Financial Statements

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
                        Section 1350
         Signatures

Item 1. Financial Statements

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Consolidated Statements of Condition (unaudited)
 (In thousands, except share and per share amounts)                                      June 30,         December 31,
                                                                                             2004                 2003
 -------------------------------------------------------------------------------------------------  -------------------
 ASSETS
 Cash and due from banks                                                                 $ 15,838              $12,906
 Interest earning deposits with banks                                                         150                  133
                                                                                ------------------  -------------------
      Total cash and cash equivalents                                                      15,988               13,039

 Securities available for sale                                                            224,148              195,341
 Securities held to maturity (fair value of $11,226 and $14,379 at June 30,
   2004 and December 31, 2003, respectively)                                               11,279               14,396
                                                                                ------------------  -------------------
      Total securities, net                                                               235,427              209,737

 Loans                                                                                    287,932              273,188
 Less:
    Allowance for loan losses                                                              (2,172)              (2,144)
                                                                                ------------------  -------------------
      Loans, net                                                                          285,760              271,044

 Banking premises and equipment, net                                                       13,788               11,623
 Accrued interest receivable                                                                2,482                2,359
 Other assets                                                                               2,507                3,811
                                                                                ------------------  -------------------
 Total Assets                                                                            $555,952             $511,613
                                                                                ------------------  -------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Demand deposits                                                                         $174,189             $159,405
 Savings, N.O.W. and money market deposits                                                267,200              229,847
 Certificates of deposit of $100,000 or more                                               35,530               35,841
 Other time deposits                                                                       31,352               32,066
                                                                                ------------------  -------------------
      Total deposits                                                                      508,271              457,159

 Overnight borrowings                                                                       3,100                5,900
 Accrued interest on depositors' accounts                                                     274                  266
 Other liabilities and accrued expenses                                                     1,367                5,494
                                                                                ------------------  -------------------
   Total Liabilities                                                                      513,012              468,819
                                                                                ------------------  -------------------

Stockholders' equity:
    Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares; 6,386,395 issued; 6,268,578 and 4,155,595 shares outstanding at June 30, 2004 and December 31, 2003,
     respectively                                                                              64                   43
    Surplus                                                                                21,440               21,194
    Undivided profits                                                                      25,092               21,982
    Less:  Treasury Stock at cost, 117,817 and 102,002 shares at June 30, 2004
     and December 31, 2003, respectively                                                   (1,878)              (1,909)
    Unearned stock awards                                                                    (155)                 (81)
                                                                                ------------------  -------------------
                                                                                           44,563               41,229
    Accumulated other comprehensive income:
     Net unrealized (loss) gain on securities, net of taxes of $962 and $1,151
       at June 30, 2004 and December 31, 2003, respectively                                (1,452)               1,736
     Net minimum pension liability, net of taxes of $113 at June 30, 2004 and
       December 31, 2003                                                                     (171)                (171)
                                                                                -------------------  ------------------
      Total Stockholders' Equity                                                           42,940               42,794
                                                                                ------------------  -------------------
 Total Liabilities and Stockholders' Equity                                              $555,952             $511,613
                                                                                ------------------  -------------------

See accompanying notes to the Consolidated Financial Statements. All share amounts have been adjusted to reflect the stock split.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income  (unaudited)
(In thousands, except per share amounts)
                                                     For the three months ended June 30,     For the six months ended June 30,
                                                     ------------------------------------  ------------------------------------
                                                                   2004             2003                 2004             2003
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans (including fee income)                                  $4,776           $4,421               $9,389           $8,950
   Mortgage-backed securities                                       940              854                1,828            1,925
   U.S. Treasury and government agency securities                   517              519                1,040            1,018
   State and municipal obligations                                  395              390                  783              795
   Federal funds sold                                                18               16                   42               56
   Other securities                                                   5               22                   12               45
   Deposits with banks                                                -                -                    -                1
                                                     ------------------------------------  ------------------------------------
    Total interest income                                         6,651            6,222               13,094           12,790

Interest expense:
   Savings, N.O.W. and money market deposits                        308              427                  602              874
   Certificates of deposit of $100,000 or more                      121              121                  240              264
   Other time deposits                                              111              156                  228              327
   Federal funds purchased                                           15               11                   24               15
   Other borrowed money                                               8                -                    8                4
                                                     ------------------------------------  ------------------------------------
    Total interest expense                                          563              715                1,102            1,484
                                                     ------------------------------------  ------------------------------------

Net interest income                                               6,088            5,507               11,992           11,306
Provision for loan losses                                            50                -                   50                -
                                                     ------------------------------------  ------------------------------------

Net interest income after provision for loan losses               6,038            5,507               11,942           11,306
                                                     ------------------------------------  ------------------------------------

Other income:
   Service charges on deposit accounts                              657              614                1,239            1,164
   Net securities gains                                               5              566                  626            1,200
   Fees for other customer services                                 313              255                  566              457
   Other operating income                                           240              102                  375              198
                                                     ------------------------------------  ------------------------------------
    Total other income                                            1,215            1,537                2,806            3,019
                                                     ------------------------------------  ------------------------------------

Other expenses:
  Salaries and employee benefits                                  1,782            1,712                3,697            3,526
  Net occupancy expense                                             310              304                  641              633
  Furniture and fixture expense                                     242              250                  485              514
  Other operating expenses                                          962              881                1,876            1,763
                                                     ------------------------------------  ------------------------------------
    Total other expenses                                          3,296            3,147                6,699            6,436
                                                     ------------------------------------  ------------------------------------

Income before provision for income taxes                          3,957            3,897                8,049            7,889
Provision for income taxes                                        1,415            1,422                2,882            2,876
                                                     ------------------------------------  ------------------------------------
Net income                                                       $2,542           $2,475               $5,167           $5,013
                                                     ------------------------------------  ------------------------------------
Basic earnings per share                                          $0.41            $0.40                $0.83            $0.81
                                                     ------------------------------------  ------------------------------------
Diluted earnings per share                                        $0.40            $0.40                $0.82            $0.81
                                                     ------------------------------------  ------------------------------------
Comprehensive income (loss)                                     $(1,351)          $2,887               $1,979           $4,705
                                                     ------------------------------------  ------------------------------------

See accompanying notes to the Consolidated Financial Statements. All per share amounts have been adjusted for the stock split.

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Consolidated Statements of Stockholders' Equity (unaudited)
 (In thousands, except share and per share amounts)

                                                                                                                      Accumulated
                                               Common Stock                                                Unearned         Other
                                              Shares                Comprehensive   Undivided    Treasury     Stock Comprehensive
                                         Outstanding  Amount Surplus       Income     Profits       Stock    Awards        Income      Total
                                          --------------------------------------------------------------------------------------------------
Balance at December 31, 2003               4,155,595     $43 $21,194                  $21,982     $(1,909)     $(81)       $1,565    $42,794
Net income                                                                 $5,167       5,167                                          5,167
Stock awards vested                            5,040              30                                   66        39                      135
Stock awards granted                                              58                                   55      (113)                       -
Exercise of stock options,
  net of tax benefit                          21,417             179                                   32                                211
Cash dividends declared, $0.49 per share                                               (2,057)                                        (2,057)
Purchase of Treasury Stock                    (3,000)                                                (122)                              (122)
Effect of three-for-two stock split (in
  the form of a stock dividend)            2,089,526      21     (21)
Other comprehensive income, net of tax
 Unrealized gains in securities available
  for sale, net of tax                                                     (3,188)                                         (3,188)    (3,188)
                                                                       ----------
Comprehensive Income                                                       $1,979
                                          --------------------------------------------------------------------------------------------------
Balance at June 30, 2004                   6,268,578     $64 $21,440                  $25,092     $(1,878)    $(155)      $(1,623)   $42,940
                                          --------------------------             -----------------------------------------------------------

See accompanying notes to the Consolidated Financial Statements.

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Consolidated Statements of Cash Flows (unaudited)
 (In thousands)

 Six months ended June 30,                                                       2004                  2003
 -------------------------------------------------------------------------------------  --------------------
 Operating activities:
    Net Income                                                                $ 5,167               $ 5,013
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                                     50                     -
     Depreciation and amortization                                                475                   477
     Amortization and accretion, net                                              724                 1,035
     Earned or allocated expense of restricted stock awards                        39                    50
     Net securities gains                                                        (626)               (1,200)
     (Increase) decrease in accrued interest receivable                          (123)                   87
     Decrease (increase) in other assets                                        1,326                (1,359)
     Decrease in accrued and other liabilities                                   (329)               (1,727)
                                                                   -------------------  --------------------
 Net cash provided by operating activities                                      6,703                 2,376
                                                                   -------------------  --------------------

 Investing activities:
    Purchases of securities available for sale                                (88,542)              (97,401)
    Purchases of securities held to maturity                                   (8,656)               (2,845)
    Proceeds from sales of securities available for sale                       38,758                42,614
    Proceeds from maturing securities available for sale                        3,175                 3,535
    Proceeds from maturing securities held to maturity                         11,436                 7,155
    Proceeds from principal payments on mortgage-backed securities             12,741                28,804
    Net increase in loans                                                     (14,766)              (14,455)
    Purchases of banking premises and equipment, net of disposals              (2,640)                 (169)
                                                                   -------------------  --------------------
 Net cash used by investing activities                                        (48,494)              (32,762)
                                                                   -------------------  --------------------

 Financing activities:
    Net increase in deposits                                                   51,112                43,402
    Decrease in other borrowings                                               (2,800)               (1,800)
    Net proceeds from exercise of stock options
      issued pursuant to equity incentive plan                                    172                   139
    Purchases of Treasury Stock                                                  (122)                    -
    Cash dividends paid                                                        (3,622)               (1,359)
                                                                   -------------------  --------------------
 Net cash provided by financing activities                                     44,740                40,382
                                                                   -------------------  --------------------

 Increase in cash and cash equivalents                                          2,949                 9,996
 Cash and cash equivalents beginning of period                                 13,039                10,807
                                                                   -------------------  --------------------
 Cash and cash equivalents end of period                                      $15,988               $20,803
                                                                   -------------------  --------------------

 Supplemental Information-Cash Flows:
    Cash paid for:
     Interest                                                                  $1,094                $1,554
                                                                   -------------------  --------------------
     Income taxes                                                              $3,176                $3,181
                                                                   -------------------  --------------------
    Noncash investing and financing activities:
     Dividends declared and unpaid                                             $1,046                 $ 744
                                                                   -------------------  --------------------

See accompanying notes to the Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements include the accounts of Bridge Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”) and the Bank’s two subsidiaries, a wholly-owned real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) and a wholly-owned financial subsidiary, Bridgehampton Abstract Holding LLC. The assets transferred to BCI are considered to be as part of the Bank’s assets in consolidation by the regulators. In April 2002, the Bank capitalized a financial subsidiary, Bridgehampton Abstract Holding LLC. This subsidiary, through its wholly-owned investment in Bridge Abstract LLC (“Bridge Abstract”), provides an opportunity for the Bank to include title insurance as a product offering. Effective April 1, 2004, Bridgehampton Abstract Holding LLC acquired 100% ownership of Bridge Abstract.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

2. Earnings Per Share

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and dilutive stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents. All share and per share amounts have been adjusted for the three-for-two stock split.

Unaudited Computation of Per Share Income                Three months ended            Six months ended
                                                    ------------------------------ --------------------------
(in thousands, except per share data)                      June 30,      June 30,      June 30,     June 30,
                                                               2004          2003          2004         2003
                                                    ---------------- ------------- ------------- ------------

Net Income                                                   $2,542        $2,475        $5,167       $5,013

Common Equivalent Shares:

Weighted Average Common Shares Outstanding                    6,251         6,186         6,246        6,185
Weighted Average Common Equivalent Shares                        80            48            84           43
                                                    ---------------- ------------- ------------- ------------
Weighted Average Common and Common Equivalent Shares          6,331         6,234         6,330        6,228
                                                    ---------------- ------------- ------------- ------------
Basic earnings per share                                    $  0.41       $  0.40       $  0.83      $  0.81
                                                    ---------------- ------------- ------------- ------------
Diluted earnings per share                                  $  0.40       $  0.40       $  0.82      $  0.81
                                                    ---------------- ------------- ------------- ------------

3. Stock Split

On June 21, 2004, the Board of Directors declared a three-for-two stock split, in the form of a stock dividend, payable July 23, 2004 to stockholders of record as of July 9, 2004. The stock split increased outstanding common shares from 4,257,597 to 6,386,395. All references in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis to per share amounts, and market prices of the common stock have been restated giving retroactive recognition to the stock split.

The effect of the stock split on the shares of common stock issued, issued and outstanding and treasury stock is reflected in the table below:

                                                         Common Stock
                                           -----------------------------------------
                                                 Shares Issued    Shares Issued and       Treasury Stock
                                                                        Outstanding
                                           -------------------- -------------------- --------------------
       Balance at December 31, 2003                  4,257,597            4,155,595              102,002

       Stock awards vested                                                    5,040               (5,040)
       Exercise of stock options                                             21,417              (21,417)
       Purchase of Treasury Stock                                            (3,000)               3,000
       Effect of three for two stock
       split                                         2,128,798            2,089,526               39,272
                                           -------------------- -------------------- --------------------
       Balance at June 30, 2004                      6,386,395            6,268,578              117,817
                                           -------------------- -------------------- --------------------

4. Repurchased Stock

During May 2004 the Company reapproved its stock repurchase plan allowing the repurchase of up to 5% of its outstanding shares or 312,258 shares. During the second quarter of 2004, 4,500 shares were repurchased while there were no share repurchases during 2003. Repurchased shares are held in the Company’s Treasury account, and may be utilized for general corporate purposes.

5. Stock Based Compensation Plans

Employee compensation expense under stock options is reported using the intrinsic value method. No stock based compensation cost is reflected in net income, as all the options granted had an exercise price equal to the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We have used the Black-Scholes option pricing model to estimate the grant date fair value of our option grants. All per share amounts have been adjusted for the three-for-two stock split.

                                                 Three months ended,              Six months ended,
                                           -------------------------------- -------------------------------
            (In thousands,                       June 30,         June 30,         June 30,       June 30,
            except per share data)                   2004             2003             2004           2003
            ------------------             ---------------  --------------- ---------------- --------------
            Net Income:      As Reported:          $2,542           $2,475           $5,167         $5,013
                             Pro Forma:            $2,496           $2,406           $5,071         $4,944
            Basic EPS:       As Reported:           $0.41            $0.40            $0.83          $0.81
                             Pro Forma:             $0.40            $0.39            $0.81          $0.80
            Diluted EPS:     As Reported:           $0.40            $0.40            $0.82          $0.81
                             Pro Forma:             $0.40            $0.39            $0.81          $0.79

6. Securities

A summary of the amortized cost and estimated fair value of securities is as follows:

                                                          June 30, 2004                     December 31, 2003
                                                ---------------------------------- ----------------------------------
 (In thousands)                                                         Estimated                           Estimated
                                                        Amortized            Fair         Amortized              Fair
                                                             Cost           Value              Cost             Value
                                                ----------------------------------  ----------------------------------
 Available for sale:
    U.S. Treasury and government agency
      securities                                         $ 66,856        $ 66,724          $ 52,855          $ 54,169
    State and municipal obligations                        39,074          39,601            35,495            37,044
    Mortgage-backed securities                            118,654         115,844           102,463           102,486
    Federal Reserve Bank Stock                                 36              36                36                36
    Federal Home Loan Bank Stock                            1,943           1,943             1,606             1,606
                                                ----------------------------------  ----------------------------------
    Total available for sale                              226,563         224,148           192,455           195,341
                                                ----------------------------------  ----------------------------------
 Held to maturity:
    State and municipal obligations                        11,279          11,226            14,396            14,379
                                                ----------------------------------  ----------------------------------
     Total held to maturity                                11,279          11,226            14,396            14,379
                                                ----------------------------------  ----------------------------------
 Total debt and equity securities                        $237,842        $235,374          $206,851          $209,720
                                                ----------------------------------  ----------------------------------

Securities having a carrying value of approximately $202,799,000 and $122,219,000 at June 30, 2004 and December 31, 2003, respectively, were pledged to secure public deposits. The Bank did not hold any trading securities during the six months ended June 30, 2004 or the year ended December 31, 2003.

7. Loans

The following table sets forth the major classifications of loans:

                                                              June 30, 2004   December 31, 2003
                                                        -------------------- -------------------
 (In thousands)

 Real estate mortgage loans                                        $227,955            $213,256
 Commercial, financial, and agricultural loans                       39,208              33,810
 Installment/consumer loans                                           6,826               6,105
 Real estate construction loans                                      14,083              20,037
                                                        -------------------- -------------------
 Total loans                                                        288,072             273,208
 Unearned income                                                       (140)                (20)
                                                        -------------------- -------------------
                                                                    287,932             273,188
 Allowance for loan losses                                           (2,172)             (2,144)
                                                        -------------------- -------------------
 Net loans                                                         $285,760            $271,044
                                                        -------------------- -------------------

The principal business of the Bank is lending, primarily in commercial mortgages, home equity loans, residential mortgages, commercial loans, construction and consumer land loans. The Bank considers its primary lending area to be eastern Long Island in Suffolk County, New York; and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

Nonaccrual loans at June 30, 2004 and December 31, 2003 were $530,000 and $152,000, respectively. There were no loans 90 days or more past due that were still accruing, or any restructured loans at June 30, 2004 and December 31, 2003.

As of June 30, 2004 and December 31, 2003, the Bank did not have any impaired loans as defined in SFAS No. 114.

8. Allowance for Loan Losses

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at June 30, 2004, we believe the allowance for loan losses is adequate. The following table sets forth changes in the allowance for loan losses.

(In thousands)                                                           Quarter Ended
                                                  ------------------------------------------------------------
                                                     June 30, 2004      December 31, 2003        June 30, 2003
                                                  -----------------     -----------------     ----------------
Beginning balance                                           $2,144                $2,089               $2,294
Provision for loan loss                                         50                     -                    -
Net (charge-offs)/recoveries                                   (22)                   55                 (119)
                                                  -----------------     -----------------     ----------------
Ending balance                                              $2,172                $2,144               $2,175
                                                  -----------------     -----------------     ----------------

9. Employee Benefits

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

The Company contributed approximately $1,114,000 to the pension plan in the six months ended June 30, 2004. Contributions to the SERP were approximately $400,000 for 2004. We do not expect to make any additional contributions through the end of the year.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

                 (In thousands)                                            At June 30,
                                                               ------------------------------------
                                                                 Pension Benefits    SERP Benefits
                                                               ------------------------------------
                 Components of net periodic benefit cost            2004     2003    2004     2003
                                                               ------------------------------------
                 Service cost                                       $138     $132     $31      $29
                 Interest cost                                        99       87      26       23
                 Expected return on plan assets                     (104)     (92)
                 Amortization of net loss                             14       14       3        3
                 Amortization  of  unrecognized  prior  service
                   cost                                                4        4
                 Amortization   of   unrecognized    transition
                  (asset) obligation                                  (4)      (4)     14      (14)
                                                               ------------------------------------
                 Net periodic benefit cost                          $147     $141     $74      $41
                                                               ------------------------------------

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation

Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality and composition of the Bank’s loan and investment portfolios, changes in management’s business strategies, changes in accounting principles, policies or guidelines, changes in real estate values and other factors discussed elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Critical Accounting Policies

In accordance with Securities and Exchange Commission guidance, management believes the accounting policy on loans and the related allowance for loan losses is the most critical and requires complex management judgment as discussed below. Further discussion of the application of this critical accounting policy can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank’s loan portfolio. We evaluate the adequacy of the allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to a particular problem asset. Pool evaluations are broken down as follows: first, loans with homogenous characteristics are pooled by loan type and include home equity loans, residential mortgages, land loans and consumer loans. Then all remaining loans are segregated into pools based upon the risk rating of each credit. Key factors in determining a credit’s risk rating include management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, and management. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. The ranges of loan pool valuation allowances developed by the Bank are applied to the outstanding principal balance of the loans in each pool. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at June 30, 2004, we believe the allowance for loan losses has been established and maintained at levels adequate to reflect the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Overview

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a one-bank holding company formed effective March 31, 1989. On a parent-only basis, the Company has had minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates other income, such as fee income on deposit accounts and merchant credit card services, debit card processing programs, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto, and other financial information included in the Company’s 2003 Form 10-K and this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

The net interest margin for the first six months of 2004 was 5.0% compared to 5.3% for the first six months of 2003. Although the net interest margin is expected to narrow in the early stages of a rising rate environment causing further pressure on short-term earnings, the Bank continues to anticipate that its balance sheet will benefit from asset sensitivity over the long term. Over the first six months of 2004, interest earning assets continued to reprice primarily at lower yields than the assets migrating off the balance sheet. While increased deposit inflows were deployed into both loans and securities, the increased volume was insufficient to fully offset the decreasing yield on total interest earning assets.

The Bank’s branch expansion plan is expected to contribute to balance sheet growth. The Bank is in the process of developing a new branch location in the Village of Westhampton Beach, as well as expanded and improved properties in both Southampton and East Hampton. Building moratoriums in East Hampton restricted development of the original piece of land the Bank contracted on with intention to build a new facility. Subsequently, another suitable location in East Hampton was purchased prior to June 30, 2004. Obtaining approval through the local municipal planning authorities is a lengthy process, but the Bank remains optimistic that the municipalities will approve its plans for construction in Southampton and East Hampton. The Bank also is considering improved facilities in its Mattituck market. In July 2004, the Bank entered into a conditional contract to purchase a building in Center Moriches with the intent of opening our first branch in the Town of Brookhaven. As the Bank expands into new markets, we expect increased competition for deposits and loans from banks not operating in our current markets as well as existing competitors.

Bridge Abstract continues to demonstrate excellent potential for generation of non-interest revenues. In the second quarter of 2004, the Bank acquired 100% ownership of this subsidiary.

Net income for the first six months of 2004 reflects annualized returns of 23.41% on average total stockholders’ equity and 1.96% on average total assets as compared to 24.12% on average total stockholders’ equity and 2.10% on average total assets for the preceding calendar year. Continuing trends of steady growth, total assets were up 8.7% to $555,952,000 at June 30, 2004, approximately $44,339,000 over total assets at December 31, 2003. Total deposits grew 11.2%, or $51,112,000 to $508,271,000, with growth in demand deposits of 9.3%. Demand deposits represented 34.3% of total deposits at June 30, 2004, providing a primary source of low cost funding for asset growth. Stockholders’ equity totaled $42,940,000 at June 30, 2004 as compared to $43,509,000 at June 30, 2003. Offsetting retained earnings over the 12 month period was the reduction in value of the securities available for sale portfolio, net of tax, from unrealized gains of $1,151,000 at December 31, 2003 to unrealized losses, net of tax, of $1,452,000 at June 30, 2004. Net gains on the sales of securities were reduced for both the three and six months ended June 30, 2004 from the same periods last year as sales resulting from the ongoing management of the portfolio were impacted by the reduction in market values. With a Tier 1 Capital to Average Assets ratio of 8.0%, the Company remains well positioned for future growth.

The Bank continues to proactively manage its balance sheet in light of the changing economic environment and its effect on interest rate, credit and capital risks. Total loans grew by 5.4% or $14,744,000 at June 30, 2004 as compared to December 31, 2003. We provided $50,000 to the allowance for loan losses in the second quarter of 2004. Credit quality of both the loan and investment portfolios remains strong through the first half of 2004.

The Company continued to provide returns to shareholders through dividends and stock repurchases. In June 2004, 4,500 shares were repurchased. On June 21, 2004, the Company declared a quarterly cash dividend and a three-for-two stock split. The cash dividend represents an increase of 38.9% for the first six months of 2004 over the same period last year. The stock split was payable in the form of a stock dividend to shareholders of record as of July 9, 2004. The stock split increased outstanding common shares from 4,257,597 to 6,386,396.

Net Income

Net income for the three-month period ended June 30, 2004 totaled $2,542,000 or $0.40 per diluted share as compared to $2,475,000 or $0.40 per diluted share for the same period in 2003. Highlights for the three months ended June 30, 2004 include: (i) $581,000 or 10.6% increase in net interest income; (ii) $239,000 or 24.6% increase in total other income, excluding net securities gains of $5,000; and (iii) $149,000 or 4.7% increase in total other expenses, over the same period in 2003. The effective income tax rate decreased to 35.76% from 36.49% for the same period last year.

Net income for the six-month period ended June 30, 2004 totaled $5,167,000 or $0.82 per diluted share as compared to $5,013,000 or $0.81 per diluted share for the same period in 2003. Highlights for the six months ended June 30, 2004 include: (i) $686,000 or 6.1% increase in net interest income; (ii) $361,000 or 19.8% increase in total other income, excluding net securities gains of $626,000; and (iii) $263,000 or 4.1% increase in total other expenses, over the same period in 2003. The effective income tax rate decreased to 35.81% from 36.46% for the same period last year.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated statements of financial condition and its consolidated statements of income for the period indicated and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the period shown. Average balances are derived from daily average balances and include non-performing loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, unrealized appreciation/depreciation due to the application of SFAS No. 115 is included in other assets.

 Three months ended June 30,                                      2004                             2003
 -------------------------------------------------------------------------------------  -------------------------------
 (In thousands)                                                               Average                          Average
                                                         Average             Yield/       Average             Yield/
                                                         Balance  Interest       Cost       Balance Interest      Cost
 -------------------------------------------------------------------------------------  -------------------------------

 Interest earning assets:
    Loans, net (including fee income)                   $287,347    $4,776       6.7%      $256,237   $4,421      6.8%
    Mortgage-backed securities                           106,230       940       3.5         93,869      854      3.6
    Taxable securities                                    53,701       517       3.8         51,924      519      4.0
    Tax exempt securities (1)                             51,433       607       4.7         40,960      614      6.0
    Federal funds sold                                     7,275        18       1.0          5,227       16      1.2
    Other securities                                       1,979         5       1.3          1,641       22      5.4
    Deposits with banks                                      216         -         -            105        -        -
                                                    ----------------------------------  -------------------------------
      Total interest earning assets                      508,181     6,863       5.4        449,963    6,446      5.7
                                                    ----------------------------------  -------------------------------
 Non interest earning assets:
    Cash and due from banks                               17,194                             16,137
    Other assets                                          17,391                             20,278
                                                    -------------                       ------------
 Total assets                                           $542,766                           $486,378
                                                    -------------                       ------------

 Interest bearing liabilities:
    Savings, N.O.W. and
     money market deposits                              $256,230      $308       0.5%      $244,251     $427      0.7%
    Certificates of deposit of $100,000
     or more                                              38,330       121       1.3         28,263      121      1.7
    Other time deposits                                   31,420       111       1.4         33,047      156      1.9
    Federal funds purchased                                4,382        15       1.4          2,691       11      1.6
    Other borrowings                                       2,802         8       0.3              -        -        -
                                                    ----------------------------------  -------------------------------
      Total interest bearing liabilities                 333,164       563       0.7        308,252      715      0.9
                                                    ----------------------------------  -------------------------------
 Non interest bearing liabilities:
    Demand deposits                                      162,715                            132,082
    Other liabilities                                      2,290                              2,786
                                                    -------------                       ------------
    Total liabilities                                    498,169                            443,120
 Stockholders' equity                                     44,597                             43,258
                                                    -------------                       ------------
 Total liabilities and stockholders' equity             $542,766                            486,378
                                                    -------------                       ------------

 Net interest income/interest rate spread (2)                        6,300       4.7                   5,731      4.8
                                                                ----------------------             --------------------

 Net interest earning assets/net interest margin (3)    $175,017                 5.0%      $141,711               5.1%
                                                    -------------         ------------  ------------        -----------

 Ratio of interest earning assets to
    interest bearing liabilities                                               152.5%                           146.0%
                                                                          ------------                      -----------

 Less: Tax equivalent adjustment                                      (212)                             (224)
                                                                -----------                        ----------

 Net interest income                                                $6,088                            $5,507
                                                                -----------                        ----------

(1)      The above table is presented on a tax equivalent basis.
(2)      Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)      Net interest margin represents net interest income divided by average interest earning assets.

 Six months ended June 30,                                        2004                             2003
 ------------------------------------------------------------------------------------- -------------------------------
 (In thousands)                                                               Average                          Average
                                                         Average               Yield/       Average             Yield/
                                                         Balance  Interest       Cost       Balance Interest      Cost
 -------------------------------------------------------------------------------------  -------------------------------

 Interest earning assets:
    Loans, net (including fee income)                   $283,213    $9,389       6.7%      $252,086   $8,950      7.0%
    Mortgage-backed securities                            98,135     1,828       4.0         88,561    1,925      4.4
    Taxable securities                                    53,679     1,040       3.8         50,846    1,018      4.0
    Tax exempt securities (1)                             50,123     1,220       4.8         42,371    1,251      5.9
    Federal funds sold                                     8,493        42       1.0          9,682       56      1.2
    Other securities                                       1,810        12       1.4          1,628       45      5.5
    Deposits with banks                                      177         -         -            106        1      1.9
                                                    ----------------------------------  -------------------------------
      Total interest earning assets                      495,630    13,531       5.5        445,280   13,246      5.9
                                                    ----------------------------------  -------------------------------
 Non interest earning assets:
    Cash and due from banks                               16,961                             15,959
    Other assets                                          17,937                             20,385
                                                    -------------                       ------------
 Total assets                                           $530,528                           $481,624
                                                    -------------                       ------------

 Interest bearing liabilities:
    Savings, N.O.W. and
     money market deposits                              $253,625      $602       0.5%      $244,330     $874      0.7%
    Certificates of deposit of $100,000
     or more                                              37,460       240       1.3         28,330      264      1.9
    Other time deposits                                   31,654       228       1.5         33,180      327      2.0
    Federal funds purchased                                3,519        24       1.3          1,917       15      1.6
    Other borrowings                                       1,401         8       0.5            606        4      1.3
                                                    ----------------------------------  -------------------------------
      Total interest bearing liabilities                 327,659     1,102       0.7        308,363    1,484      0.9
                                                    ----------------------------------  -------------------------------
 Non interest bearing liabilities:
    Demand deposits                                      155,355                            127,603
    Other liabilities                                      3,126                              3,640
                                                    -------------                       ------------
    Total liabilities                                    486,140                            439,606
 Stockholders' equity                                     44,388                             42,018
                                                    -------------                       ------------
 Total liabilities and stockholders' equity             $530,528                           $481,624
                                                    -------------                       ------------

 Net interest income/interest rate spread (2)                       12,429       4.8                  11,762      5.0
                                                                ----------------------             --------------------

 Net interest earning assets/net interest margin (3)    $167,971                 5.0%      $136,917               5.3%
                                                    -------------         ------------  ------------        -----------

 Ratio of interest earning assets to
    interest bearing liabilities                                              151.26%                           144.4%
                                                                          ------------                      -----------

 Less: Tax equivalent adjustment                                      (437)                             (456)
                                                                -----------                        ----------

 Net interest income                                               $11,992                           $11,306
                                                                -----------                        ----------

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

                                             Three months ended June 30             Six months ended June 30
                                                   2004 Over 2003                        2004 Over 2003
 (In thousands)                                    Changes Due To                        Changes Due To
                                        ----------------------------------------------------------------------------
                                             Volume       Rate     Net Change      Volume       Rate     Net Change
 Interest income on interest
    earning assets:

 Loans (including loan fee income)           $  919    $  (564)         $ 355      $1,672    $(1,233)       $   439
 Mortgage-backed securities                     268       (182)            86         447       (544)           (97)
 Taxable securities                              85        (87)            (2)        128       (106)            22
 Tax exempt securities (1)                      579       (586)            (7)        445       (476)           (31)
 Federal funds sold                              18        (16)             2          (6)        (8)           (14)
 Other securities                                25        (41)           (16)         13        (46)           (33)
 Deposits with banks                              -          -              -           1         (2)            (1)
                                        ----------------------------------------------------------------------------
    Total interest earning assets             1,894     (1,476)           418       2,700     (2,415)           285
                                        ----------------------------------------------------------------------------

 Interest expense on interest
    bearing liabilities:

 Savings, N.O.W. and money market
  deposits                                      129       (248)         (119)          93       (365)          (272)
 Certificates of deposit of $100,000 or
  more                                          145       (144)            1          157       (181)           (24)
 Other time deposits                             (8)       (37)          (45)         (14)       (85)           (99)
 Federal funds purchased                         14        (10)            4           15         (6)             9
 Other borrowings                                 8          -             8           10         (6)             4
                                        ----------------------------------------------------------------------------
    Total interest bearing liabilities          288       (439)         (151)         261       (643)          (382)
                                        ----------------------------------------------------------------------------
 Net interest income                         $1,606    $(1,037)        $ 569       $2,439    $(1,772)          $667
                                        ----------------------------------------------------------------------------

(1)     The above table is presented on a tax equivalent basis.

The increase in net interest income of $581,000 or 10.6% for the current three-month period over the same period last year primarily resulted from a 12.9% increase in average total interest earning assets to $508,181,000 from $449,963,000 for the comparable period in 2003. The increase in the volume of total interest earning assets was greater than the decrease in the rate of total interest earning assets. Interest bearing liabilities increased 8.1% to $333,164,000 in 2004 from $308,252,000 for the same period last year. The yield on average interest earning assets for the three-month period ended June 30, 2004 decreased to 5.4% from 5.7% during the same period in 2003. The cost of average interest bearing liabilities decreased to 0.7% from 0.9% during the same period in 2003. The net interest margin decreased to 5.0% from 5.1% from the same period in 2003.

Net interest income increased by $686,000 or 6.1% for the current six- month period over the same period last year. The increase primarily resulted from an increase in total interest earning assets to $495,630,000 in 2004 from $445,280,000 for the comparable period in 2003, an 11.3% increase. Interest bearing liabilities increased 6.3% to $327,659,000 in 2004 from $308,363,000 for the same period last year. The yield on average interest earning assets for the six-month period ended June 30, 2004 decreased to 5.5% from 5.9% during the same period in 2003. The cost of average interest bearing liabilities decreased to 0.7% from 0.9% during the same period in 2003. The net interest margin decreased to 5.0% from 5.3% during the same period.

Through the second quarter we continued operating in a historically low interest rate environment. Growth of the balance sheet partially offset declining interest rates. The yield on average interest earning assets decreased at a faster pace than the decrease in the cost of average interest bearing liabilities, resulting in a negative impact on the net interest margin. Incoming cash from deposits and prepayments and maturities on the loan and investment portfolios were principally reinvested into lower yielding assets than those assets migrating off the balance sheet.

Average loans grew by $31,127,000 or 12.4% when compared to the same six-month period in 2003. Real estate mortgage loans contributed to the growth, while real estate construction; commercial, financial, and agricultural loans; and installment/consumer loans were predominately unchanged. Real estate mortgage loans at June 30, 2004 increased $25,809,000 or 12.8% over June 30, 2003. Growth in real estate loans is partially attributed to an increase in both commercial real estate mortgages and home equity loans. The Bank is committed to grow loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Total average investments increased $20,341,000 or 11.1% compared to the same six-month period in 2003. Average mortgage-backed securities increased 10.8% to $98,135,000 when compared to the same six-month period in 2003, while average tax exempt securities grew 18.3% to $50,123,000 from $42,371,000. Average federal funds sold decreased $1,189,000 or 12.3% over the same period in the prior year. Incoming cash flows were deployed primarily into a diversified mix of investment securities.

Average deposits grew by $44,651,000, or 10.3%, over the same six-month period last year. Components of this growth include an increase in average demand deposits of $27,752,000 or 21.8% and an increase in average savings, NOW and money market deposits of $9,295,000 or 3.8%. Increases in the certificates of deposit of $100,000 or more were offset by the decrease in other time deposits. Federal funds purchased and other borrowings increased $2,397,000 from the same six-month period in 2003. Average public fund deposits were 19.4% of total average deposits at June 30, 2004 and 20.9% of total average deposits at June 30, 2003.

The increase in total deposits is a result of the Bank’s continued business development efforts in both mature markets and the Bank’s newer branch locations including Sag Harbor, Hampton Bays and Peconic Landing in Greenport. The Bank continues to review branch expansion possibilities in new and existing markets, which is evidenced by our recent real estate purchases in the Village of Westhampton Beach, Southampton, and East Hampton.

Provision and Allowance for Loan Losses

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area on eastern Long Island. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer and the related credit risks of the transaction. These factors are affected by general and economic conditions, including but not limited to, monetary policies of the federal government, including the Federal Open Market Committee, legislative policies and governmental budgetary matters.

The credit quality of the loan portfolio remained strong for the quarter ended June 30, 2004. Since December 31, 2003, nonaccrual loans increased $378,000 to $530,000 from $152,000, representing 0.2% of net loans at June 30, 2004. Total nonaccrual loans represented 0.1% of net loans at December 31, 2003. The increase from December 31, 2003, relates primarily to one loan that went on nonaccrual status on June 30, 2004, which was brought current subsequent to June 30, 2004. The Bank had no foreclosed real estate at June 30, 2004 and 2003. The Bank incurred net losses from charge-offs in the amount of $22,000 for the six months ended June 30, 2004 as compared to $119,000.

Loans of approximately $10,213,000 or 3.5% of total loans at June 30, 2004 were classified as potential problem loans. This was an increase of $1,507,000 from $8,706,000 or 3.2% of total loans at December 31, 2003. These are loans for which management has information that indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio and of the current asset quality of the portfolio, a provision of $50,000 for loan losses was recorded during the first six months of 2004. The allowance for loan losses increased to $2,172,000 at June 30, 2004, as compared to $2,144,000 at December 31, 2003. As a percentage of total loans, the allowance was 0.75% at June 30, 2004 and December 31, 2003.

Non-Interest Income

Total other income decreased during the three-month period ended June 30, 2004 by $322,000 or 21.0% over the same period last year. Excluding net securities gains, total other income increased $239,000 or 24.6% for the three months ended June 30, 2004. Service charges on deposit accounts for the three-month period ended June 30, 2004 totaled $657,000, an increase of $43,000 or 7.0% over the same period last year. Fees for other customer services for the three-month period ended June 30, 2004 totaled $313,000, an increase of $58,000 or 22.7% over the same period last year. Net gains on sales of securities during the three months ended June 30, 2004 totaled $5,000, while there were net securities gains of $566,000 for the three-month period ended June 30, 2003.

Total other income decreased during the six-month period ended June 30, 2004 by $213,000 or 7.1% over the same period last year. Total other income, excluding net securities gains, increased $361,000 or 19.8% over the same six month period. Service charges on deposit accounts for the six-month period ended June 30, 2004 totaled $1,239,000, an increase of $75,000 or 6.4% over the same period last year. Fees for other customer services for the six-month period ended June 30, 2004 totaled $566,000, an increase of $109,000 or 23.9% over the same period last year. Net gains on sales of securities during the six months ended June 30, 2004 totaled $626,000, while there were net securities gains of $1,200,000 for the six-month period ended June 30, 2003.

Other operating income for the three-month period ended June 30, 2004 was the primary contributor to total other income and was $240,000, an increase of $138,000 or 135.3% over the same period last year. For the six months ended June 30, 2004, revenues generated by Bridge Abstract primarily increased other operating income to $375,000, an increase of $177,000 or 89.4% over the same period last year. This increase is primarily due to revenue generated through Bridge Abstract. Increases were due to increased volume of transactions versus the same period in 2003 due to the continuing growth of Bridge Abstract since its formation in April of 2002.

Non-Interest Expense

Total other expenses increased during the three-month period ended June 30, 2004 by $149,000 or 4.7% over the same period last year. The primary component of this increase was compensation and benefit expense increasing $70,000 or 4.1% for the three-month period ended June 30, 2004 over the same period last year. This is primarily due to an increase in staff, salary increases and increased employee related health insurance costs.

Total other expenses increased during the six-month period ended June 30, 2004 by $263,000 or 4.1% over the same period last year. The primary component of this increase was compensation and benefit expense increasing $171,000 or 4.9% for the six-month period ended June 30, 2004 over the same period last year. This is primarily due to an increase in staff, salary increases and increased employee related health insurance costs.

Total other operating expenses for the three-month period ended June 30, 2004 totaled $962,000, an increase of $81,000 or 9.2% over the same period last year. Total other operating expenses for the six-month period ended June 30, 2004 totaled $1,876,000, an increase of $113,000 or 6.4% over the same period last year. The increase for both the three and the six-month period was due largely to increased costs of Bridge Abstract primarily relating to the costs of clearing titles.

Income Taxes

The provision for income taxes decreased during the three-month period ended June 30, 2004 by $7,000 or 0.5% over the same period last year. The effective tax rate for the three-month period ended June 30, 2004 decreased to 35.8% as compared to 36.5% for the same period last year. The provision for income taxes increased during the six-month period ended June 30, 2004 by $6,000 or 0.2% over the same period last year. The effective tax rate for the six-month period ended June 30, 2004 decreased to 35.8% as compared to 36.5% for the same period last year.

Financial Condition

Assets totaled $555,952,000 at June 30, 2004, an increase of $44,339,000 or 8.7% from December 31, 2003. This change is primarily a result of increases in the investment portfolio of $25,690,000, or 12.3%, and an increase in net loans of $14,716,000, or 5.4%. The primary source of funds for the increase in assets came from increased inflows in demand, savings, N.O.W. and money market deposits of $52,137,000, or 13.4%, while certificates of deposit of $100,000 or more and other time deposits decreased by $1,025,000 or 1.5%. This net increase of $51,112,000 or 11.2% is primarily attributed to an increase in demand deposits and money market deposits by individuals and businesses. The sales of securities were a secondary source of funds.

Total stockholders’ equity was $42,940,000 at June 30, 2004, an increase of 0.3% over December 31, 2003. The increase of $146,000 was primarily the result of: net income for the six-month period ended June 30, 2004 of $5,167,000, less cash dividends declared of $2,057,000, and unrealized losses in securities available for sale, net of tax, of $3,188,000.

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

The Company’s Asset and Liability Committee meets periodically, but at a minimum four times a year, to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the full Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates and varying shapes of the yield curve, to respond to potential changes in interest rates.

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

The Bank’s most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through full-service branches serving its market area, for its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 15% of total assets. At June 30, 2004, the Bank had aggregate lines of credit of $42,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $22,000,000 is available on an unsecured basis. There were no outstanding balances on the lines at June 30, 2004. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank outside of its real estate investment trust subsidiary. On June 30, 2004, the Bank had $3,100,000 of the FHLB line outstanding. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. To date the Bank has not used brokered deposits as a funding source, although approved under the Bank’s Asset/Liability and Funds Management Policy.

The Company’s liquidity positions are monitored daily by management to ensure the maintenance of an optimum level and efficient use of available funds. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short-term and wholesale borrowings. The Asset and Liability Committee is comprised of members of senior management and the Board. Excess short-term liquidity is invested in overnight federal funds sold. Management believes the Company has sufficient liquidity to meet its operating requirements.

Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material and adverse effect on the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At June 30, 2004 and December 31, 2003, actual capital levels and minimum required levels for the Bank were as follows:

                                                                                                  To Be Well
                                                                           For Capital         Capitalized Under
                                                                             Adequacy          Prompt Corrective
 (In thousands)                                         Actual               Purposes          Action Provisions
 -------------------------------------------------------------------------------------------------------------------
                                                      Amount  Ratio         Amount  Ratio          Amount  Ratio
                                                --------------------------------------------------------------------
 As of June 30, 2004
 ------------------------------------------------
 Total Capital (to risk weighted assets)             $45,552   12.7%       $28,603   >8.0%        $35,754  >10.0%
 Tier 1 Capital (to risk weighted assets)             43,261   12.1         14,302   >4.0          21,453   >6.0
 Tier 1 Capital (to average assets)                   43,261    8.0         21,732   >4.0          27,165   >5.0

 As of December 31, 2003
 ------------------------------------------------
 Total Capital (to risk weighted assets)             $42,415   12.7%       $26,700   >8.0%        $33,376  >10.0%
 Tier 1 Capital (to risk weighted assets)             40,271   12.1         13,350   >4.0          20,025   >6.0
 Tier 1 Capital (to average assets)                   40,271    7.7         20,971   >4.0          26,214   >5.0

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

Recent Regulatory and Accounting Developments

Mortgage Loan Commitments

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments.” According to the release, the fair value of the loan commitment is determined without considering the value of future cash flows related to servicing the loan, and thus the fair value represents the value of having to make a loan at what may become a below-market rate. This guidance is applicable for mortgage loan commitments for loans held-for-sale entered into April 1, 2004 or later. In management’s opinion, the adoption of SAB 105 will not have a material effect on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates. Because of the current historically low rate environment, the simulation modeled was a 100 basis point shift downward at April 30, 2004. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at April 30, 2004 and 2003:

                                        2004                      2003
 Change in Interest         Potential Change          Potential Change
 Rates in Basis Points                in Net                    in Net
       (RATE SHOCK)          Interest Income           Interest Income
-----------------------------------------------------------------------
                      $ Change      % Change    $ Change      % Change
                   ----------------------------------------------------
                200 $(278,000)        (1.15)%  $(369,000)        (1.69)%
             Static         -             -            -             -
               (100) $421,000          1.74%   $ 103,000          0.47%

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

At June 30, 2004, management believes that there has been no material change in market risk from April 30, 2004.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

------------------------- ----------------- -------------------- ----------------------- ----------------------
                                                                                         Maximum Number (or
                                                                 Total Number of         Approximate Dollar
                                                                 Shares Purchased as     Value) of Shares
                                                                 Part of Publicly        that May Yet Be
                          Total Number of   Average Price Paid   Announced Plans or      Purchased Under the
Period                    Shares Purchased  per Share            Programs (1)            Plans or Programs
------------------------- ----------------- -------------------- ----------------------- ----------------------
5/27/04                   4,500             $27.00               4,500                   234,884
------------------------- ----------------- -------------------- ----------------------- ----------------------

Share and per share amounts have been adjusted for a three-for-two stock split, in the form of a stock dividend, effective July 9, 2004.

(1)     The Board of Directors reaffirmed the stock repurchase program on May 17, 2004.
(2)     The Board of Directors approved repurchase of shares up to 180,810 shares.
(3)     There is no expiration date for the share repurchase.
(4)     There is no plan that has expired nor been terminated during the period ended June 30, 2004.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held at The Bridgehampton National Bank, 2200 Montauk Highway, Bridgehampton, New York 11932 on April 19, 2004.

Three Class B directors were elected for a term of three years.

          -------------------------------------------- ---------------- ---------------
          Nominees for Director                                    For      Against or
                                                                              Withheld
          -------------------------------------------- ---------------- ---------------
          Class B (three year term):
          Thomas E. Halsey                                   3,454,710           9,580
          Marcia Z. Hefter                                   3,453,610          10,680
          Howard H. Nolan                                    3,453,714          10,576

          Directors Continuing in Office
          -------------------------------------------- ---------------- ---------------
          Class A (remaining two year term):
          R. Timothy Maran
          Dennis A. Suskind

          Class C (remaining one year term):
          Raymond Wesnofske
          Thomas J. Tobin
          Charles I. Massoud
          -------------------------------------------- ---------------- ---------------

          -------------------------------------------- ---------------- ---------------
          -------------------------------------------- ---------------- ---------------
          Ratification of Independent Auditors                     For      Against or
                                                                              Withheld
          -------------------------------------------- ---------------- ---------------
          Crowe Chizek and Company LLC                       3,281,159          32,805
          -------------------------------------------- ---------------- ---------------

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

b.     Reports on Form 8-K

                (i)           Current Report on Form 8-K (Item 7 and 12), filed on April 16, 2004;
                (ii)          Current Report on Form 8-K (Items 5), filed on April 19, 2004; and
                (iii)         Current Report on Form 8-K (Item 5 and 7), filed on May 17, 2004.

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

August 5, 2004                      /s/ Thomas J. Tobin
                                    Thomas J. Tobin
                                    President and Chief Executive Officer

August 5, 2004                      /s/ Janet T. Verneuille
                                    Janet T. Verneuille
                                    Senior Vice President, Chief Financial Officer
                                    and Treasurer