Form 10-Q
period 2004-09-30
BRIDGE BANCORP INC
filed 2004-11-02
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

Registrant’s telephone number, including area code (631) 537-1000

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
Yes [x] No [ ]

There were 6,264,489 shares of common stock outstanding as of October 31, 2004.

BRIDGE BANCORP, INC.

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated Statements of Condition as of September 30, 2004 and
                  December 31, 2003

                  Consolidated Statements of Income for the Three and Nine months Ended
                  September 30, 2004 and 2003

                  Consolidated Statements of Stockholders' Equity for the Nine months
                  Ended September 30, 2004

                  Consolidated Statements of Cash Flows for the Nine months
                  Ended September 30, 2004 and 2003

                  Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Item 4. Controls and Procedures

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K
                  3.2   Bylaws of the Registrant
                  31.1  Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
                  31.2  Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
                  32.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C.
                        Section 1350
         Signatures

Item 1. Financial Statements

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Consolidated Statements of Condition (unaudited)
 (In thousands, except share and per share amounts)                                 September 30,         December 31,
                                                                                             2004                 2003
 -------------------------------------------------------------------------------------------------  -------------------
 ASSETS
 Cash and due from banks                                                                $  15,078              $12,906
 Interest earning deposits with banks                                                         464                  133
 Federal funds sold                                                                         5,700                    -
                                                                                ------------------  -------------------
      Total cash and cash equivalents                                                      21,242               13,039

 Securities available for sale                                                            222,229              195,341
 Securities held to maturity (fair value of $20,511 and $14,379 at September
    30, 2004 and December 31, 2003, respectively)                                          20,569               14,396
                                                                                ------------------  -------------------
      Total securities, net                                                               242,798              209,737

 Loans                                                                                    288,431              273,188
 Less:  Allowance for loan losses                                                          (2,146)              (2,144)
                                                                                ------------------  -------------------
      Loans, net                                                                          286,285              271,044

 Banking premises and equipment, net                                                       13,827               11,623
 Accrued interest receivable                                                                2,755                2,359
 Other assets                                                                               1,860                3,811
                                                                                ------------------  -------------------
 Total Assets                                                                            $568,767             $511,613
                                                                                ------------------  -------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Demand deposits                                                                         $175,018             $159,405
 Savings, N.O.W. and money market deposits                                                275,080              229,847
 Certificates of deposit of $100,000 or more                                               34,962               35,841
 Other time deposits                                                                       33,679               32,066
                                                                                ------------------  -------------------
      Total deposits                                                                      518,739              457,159

 Overnight borrowings                                                                           -                5,900
 Accrued interest on depositors' accounts                                                     283                  266
 Other liabilities and accrued expenses                                                     2,676                5,494
                                                                                ------------------  -------------------
   Total Liabilities                                                                      521,698              468,819
                                                                                ------------------  -------------------

 Stockholders' equity:
    Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares; 6,386,306 issued; 6,264,489 and 4,155,595 shares outstanding at September 30, 2004 and December 31,
     2003, respectively                                                                        64                   43
   Surplus                                                                                 21,448               21,194
    Undivided profits                                                                      26,625               21,982
     Less:  Treasury Stock at cost, 121,817 and 102,002 shares at September 30,
       2004 and December 31, 2003, respectively                                            (2,032)              (1,909)

    Unearned stock awards                                                                    (137)                 (81)
                                                                                ------------------  -------------------
                                                                                           45,968               41,229
    Accumulated other comprehensive income:
     Net unrealized gain on securities, net of taxes of $843 and $1,151 at
      September 30,2004 and December 31, 2003, respectively                                 1,272                1,736

     Net minimum pension liability, net of taxes of $113 at September 30, 2004
      and December 31, 2003                                                                  (171)                (171)
                                                                                -------------------  ------------------
      Total Stockholders' Equity                                                           47,069               42,794
                                                                                ------------------  -------------------
 Total Liabilities and Stockholders' Equity                                              $568,767             $511,613
                                                                                ------------------  -------------------

See accompanying notes to the Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income  (unaudited)
(In thousands, except per share amounts)
                                                           For the three months ended              For the nine months ended
                                                                 September 30,                           September 30,
                                                     --------------------------------------- -------------------------------------
                                                                    2004               2003               2004               2003
----------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                          $4,706             $4,467            $14,095            $13,417
   Mortgage-backed securities                                      1,191                949              3,019              2,874
   U.S. Treasury and government agency securities                    604                658              1,644              1,676
   State and municipal obligations                                   404                379              1,187              1,174
   Federal funds sold                                                 38                 15                 80                 71
   Other securities                                                   11                 20                 23                 65
   Deposits with banks                                                 1                  -                  1                  1
                                                     --------------------------------------- -------------------------------------
    Total interest income                                          6,955              6,488             20,049             19,278

Interest expense:
   Savings, N.O.W. and money market deposits                         362                313                964              1,187
   Certificates of deposit of $100,000 or more                       113                101                353                365
   Other time deposits                                               115                144                343                471
  Federal funds purchased                                              -                  1                 24                 16
   Other borrowed money                                               10                  1                 18                  5
                                                     --------------------------------------- -------------------------------------
    Total interest expense                                           600                560              1,702              2,044
                                                     --------------------------------------- -------------------------------------

Net interest income                                                6,355              5,928             18,347             17,234
Provision for loan losses                                            100                  -                150                  -
                                                     --------------------------------------- -------------------------------------

Net interest income after provision for loan losses                6,255              5,928             18,197             17,234
                                                     --------------------------------------- -------------------------------------

Other income:
   Service charges on deposit accounts                               560                558              1,799              1,722
   Net securities (losses) gains                                      (2)                 -                624              1,200
  Fees for other customer services                                   432                431                998                888
   Other operating income                                            294                 96                669                294
                                                     --------------------------------------- -------------------------------------
    Total other income                                             1,284              1,085              4,090              4,104
                                                     --------------------------------------- -------------------------------------

Other expenses:
   Salaries and employee benefits                                  1,846              1,775              5,543              5,301
   Net occupancy expense                                             341                296                982                929
  Furniture and fixture expense                                      244                247                729                761
  Other operating expenses                                           952                981              2,828              2,744
                                                     --------------------------------------- -------------------------------------
    Total other expenses                                           3,383              3,299             10,082              9,735
                                                     --------------------------------------- -------------------------------------

Income before provision for income taxes                           4,156              3,714             12,205             11,603
Provision for income taxes                                         1,493              1,356              4,375              4,232
                                                     --------------------------------------- -------------------------------------
Net income                                                        $2,663             $2,358            $ 7,830            $ 7,371
                                                     --------------------------------------- -------------------------------------
Basic earnings per share                                          $ 0.43             $ 0.38            $  1.25            $  1.19
                                                     --------------------------------------- -------------------------------------
Diluted earnings per share                                        $ 0.42             $ 0.37            $  1.24            $  1.18
                                                     --------------------------------------- -------------------------------------
Comprehensive income                                              $5,387             $2,588            $ 7,366            $ 4,475
                                                     --------------------------------------- -------------------------------------

See accompanying notes to the Consolidated Financial Statements. All per share amounts have been adjusted for the stock split.

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Consolidated Statements of Stockholders' Equity (unaudited)
 (In thousands, except share and per share amounts)

                                                                                                                      Accumulated
                                              Common  Stock                                                Unearned         Other
                                              Shares                Comprehensive   Undivided    Treasury     Stock Comprehensive
                                         Outstanding  Amount Surplus       Income     Profits       Stock    Awards        Income      Total
                                          --------------------------------------------------------------------------------------------------
Balance at December 31, 2003               4,155,595     $43 $21,194                  $21,982     $(1,909)     $(81)       $1,565    $42,794
Net income                                                                 $7,830       7,830                                          7,830
Stock awards vested                            5,040              30                                   66        57                      153
Stock awards granted                                              58                                   55      (113)                       -
Exercise of stock options,
  net of tax benefit                          24,417             187                                   69                                256
Cash dividends declared, $0.51 per share                                               (3,187)                                        (3,187)
Purchase of Treasury Stock                   (10,000)                                                (313)                              (313)
Effect of three-for-two stock split (in
  the form of a stock dividend)            2,089,437      21     (21)
Other comprehensive income, net of tax
 Unrealized losses in securities available
  for sale, net of tax                                                       (464)                                           (464)      (464)
                                                                       ----------
Comprehensive Income                                                       $7,366
                                          --------------------------------------------------------------------------------------------------
Balance at September 30, 2004              6,264,489     $64 $21,448                  $26,625     $(2,032)    $(137)       $1,101    $47,069
                                          --------------------------             -----------------------------------------------------------

See accompanying notes to the Consolidated Financial Statements.

 BRIDGE BANCORP, INC. AND SUBSIDIARY
 Consolidated Statements of Cash Flows (unaudited)
 (In thousands)

 Nine months ended September 30,                                                 2004                  2003
 -------------------------------------------------------------------------------------  --------------------
 Operating activities:
    Net Income                                                               $  7,830              $  7,371
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                                    150                     -
     Depreciation and amortization                                                711                   712
     Amortization and accretion, net                                            1,000                 1,634
     Earned or allocated expense of restricted stock awards                        57                    30
     Net securities gains                                                        (624)               (1,200)
     Increase in accrued interest receivable                                     (396)                 (290)
     Decrease (increase) in other assets                                        1,948                   (14)
     Decrease in accrued and other liabilities                                   (850)                 (747)
                                                                   -------------------  --------------------
 Net cash provided by operating activities                                      9,826                 7,496
                                                                   -------------------  --------------------

 Investing activities:
    Purchases of securities available for sale                                (94,750)             (141,558)
    Purchases of securities held to maturity                                  (20,376)               (8,301)
    Proceeds from sales of securities available for sale                       43,993                43,814
    Proceeds from maturing securities available for sale                        4,450                 4,550
    Proceeds from maturing securities held to maturity                         13,866                 9,455
    Proceeds from principal payments on mortgage-backed securities             18,611                43,887
    Net increase in loans                                                     (15,391)              (15,622)
    Purchases of banking premises and equipment, net of disposals              (2,915)               (1,290)
                                                                   -------------------  --------------------
 Net cash used by investing activities                                        (52,512)              (65,065)
                                                                   -------------------  --------------------

 Financing activities:
    Net increase in deposits                                                   61,580                69,623
    Decrease in other borrowings                                               (5,900)               (3,600)
    Net proceeds from exercise of stock options
      issued pursuant to equity incentive plan                                    189                   228
    Purchases of Treasury Stock                                                  (313)                    -
    Cash dividends paid                                                        (4,667)               (2,108)
                                                                   -------------------  --------------------
 Net cash provided by financing activities                                     50,889                64,143
                                                                   -------------------  --------------------

 Increase in cash and cash equivalents                                          8,203                 6,574
 Cash and cash equivalents beginning of period                                 13,039                10,807
                                                                   -------------------  --------------------
 Cash and cash equivalents end of period                                      $21,242               $17,381
                                                                   -------------------  --------------------

 Supplemental Information-Cash Flows:
    Cash paid for:
     Interest                                                                  $1,685                $3,094
                                                                   -------------------  --------------------
     Income taxes                                                              $4,271                $4,356
                                                                   -------------------  --------------------
    Noncash investing and financing activities:
     Dividends declared and unpaid                                             $1,128                $  829
                                                                   -------------------  --------------------

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

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

2. Earnings Per Share

Diluted earnings per share, which reflect the potential dilution that could occur if outstanding stock options were exercised and dilutive stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents. All share and per share amounts have been adjusted for the three-for-two stock split effective July 9, 2004.

Computation of Per Share Income                          Three months ended              Nine months ended
                                                    ------------------------------ ---------------------------
(in thousands, except per share data)                 September 30, September 30, September 30, September 30,
                                                               2004          2003          2004          2003
                                                    ---------------- ------------- ------------- -------------

Net Income                                                   $2,663        $2,358        $7,830        $7,371

Common Equivalent Shares:

Weighted Average Common Shares Outstanding                    6,266         6,204         6,253         6,191
Weighted Average Common Equivalent Shares                        62            68            76            52
                                                    ---------------- ------------- ------------- -------------
Weighted Average Common and Common Equivalent Shares          6,328         6,272         6,329         6,243
                                                    ---------------- ------------- ------------- -------------
Basic earnings per share                                      $0.43         $0.38         $1.25         $1.19
                                                    ---------------- ------------- ------------- -------------
Diluted earnings per share                                    $0.42         $0.37         $1.24         $1.18
                                                    ---------------- ------------- ------------- -------------

3. Stock Activity

On June 21, 2004, the Board of Directors declared a three-for-two stock split, in the form of a stock dividend, payable July 23, 2004 to stockholders of record as of July 9, 2004. The stock split increased outstanding common shares from 4,257,597 to 6,386,306. All references in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis to per share amounts, and market prices of the common stock have been restated giving retroactive recognition to the stock split.

The transactions effecting common stock issued and outstanding and treasury stock are reflected in the table below:

                                                         Common Stock
                                           -------------------- --------------------
                                                 Shares Issued    Shares Issued and       Treasury Stock
                                                                        Outstanding
                                           -------------------- -------------------- --------------------
       Balance at December 31, 2003                  4,257,597            4,155,595              102,002

       Stock awards vested                                                    5,040               (5,040)
       Exercise of stock options                                             21,417              (21,417)
       Purchase of Treasury Stock                                            (3,000)               3,000
       Effect of three for two stock
        split                                        2,128,798            2,089,526               39,272
       Fractional shares                                   (89)                 (89)
       Exercise of stock options                                              3,000               (3,000)
       Purchase of Treasury Stock                                            (7,000)               7,000
                                           -------------------- -------------------- --------------------
       Balance at September 30, 2004                 6,386,306            6,264,489              121,817
                                           -------------------- -------------------- --------------------

During May 2004, the Board of Directors reapproved its stock repurchase plan allowing the repurchase of up to 5% of its outstanding shares or 312,258 shares. During the May and August of 2004, 4,500 (3,000 shares pre-split) and 7,000 shares, respectively, were repurchased while there were no share repurchases during 2003. Repurchased shares are held in the Company’s Treasury account, and may be utilized for general corporate purposes.

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

                                                 Three months ended,              Nine months ended,
                                           -------------------------------- -------------------------------
            (In thousands, except           September 30,    September 30,    September 30,  September 30,
            per share data)                          2004             2003             2004           2003
            ------------------             ---------------  --------------- ---------------- --------------
            Net Income:      As Reported:          $2,663           $2,358           $7,830         $7,371
                             Pro Forma:            $2,619           $2,289           $7,690         $7,302
            Basic EPS:       As Reported:           $0.43            $0.38            $1.25          $1.19
                             Pro Forma:             $0.43            $0.38            $1.24          $1.18
            Diluted EPS:     As Reported:           $0.42            $0.37            $1.24          $1.18
                             Pro Forma:             $0.42            $0.37            $1.23          $1.17

5. Securities

A summary of the amortized cost and estimated fair value of securities is as follows:

                                                       September 30, 2004                   December 31, 2003
                                                ----------------------------------  ----------------------------------
 (In thousands)                                                         Estimated                           Estimated
                                                        Amortized            Fair         Amortized              Fair
                                                             Cost           Value              Cost             Value
                                                ----------------------------------  ----------------------------------
 Available for sale:
    U.S. Treasury and government agency
     securities                                          $ 61,751        $ 62,783          $ 52,855          $ 54,169
    State and municipal obligations                        39,289          40,497            35,495            37,044
    Mortgage-backed securities                            117,094         116,970           102,463           102,486
    Federal Reserve Bank Stock                                 36              36                36                36
    Federal Home Loan Bank Stock                            1,943           1,943             1,606             1,606
                                                ----------------------------------  ----------------------------------
    Total available for sale                              220,113         222,229           192,455           195,341
                                                ----------------------------------  ----------------------------------
 Held to maturity:
    State and municipal obligations                        20,569          20,511            14,396            14,379
                                                ----------------------------------  ----------------------------------
     Total held to maturity                                20,569          20,511            14,396            14,379
                                                ----------------------------------  ----------------------------------
 Total debt and equity securities                        $240,682        $242,740          $206,851          $209,720
                                                ----------------------------------  ----------------------------------

Securities having a carrying value of approximately $154,608,000 and $122,219,000 at September 30, 2004 and December 31, 2003, respectively, were pledged to secure public deposits and Federal Home Loan Bank overnight borrowings. The Bank did not hold any trading securities during the nine months ended September 30, 2004 or the year ended December 31, 2003.

6. Loans

The following table sets forth the major classifications of loans:

                                                         September 30, 2004   December 31, 2003
                                                        -------------------- -------------------
 (In thousands)

 Real estate mortgage loans                                        $231,508            $213,256
 Commercial, financial, and agricultural loans                       35,013              33,810
 Installment/consumer loans                                           7,095               6,105
 Real estate construction loans                                      15,032              20,037
                                                        -------------------- -------------------
 Total loans                                                        288,648             273,208
 Unearned income                                                       (217)                (20)
                                                        -------------------- -------------------
                                                                    288,431             273,188
 Allowance for loan losses                                           (2,146)             (2,144)
                                                        -------------------- -------------------
 Net loans                                                         $286,285            $271,044
                                                        -------------------- -------------------

The principal business of the Bank is lending, primarily in commercial mortgages, home equity loans, residential mortgages, commercial loans, construction loans, and consumer loans. The Bank considers its primary lending area to be eastern Long Island in Suffolk County, New York; and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

Nonaccrual loans at September 30, 2004 and December 31, 2003 were $177,000 and $152,000, respectively. There were no loans 90 days or more past due that were still accruing, or any restructured loans at September 30, 2004 and December 31, 2003.

As of September 30, 2004, the Company had one impaired loan, as defined by SFAS No. 114, in the amount of approximately $134,000 and a reserve of approximately $67,000 was assigned to this loan, while at December 31,

2003, the Bank did not have any impaired loans as defined in SFAS No. 114. For a loan to be considered impaired, management reviews current conditions, loan to value ratios, current business operations, and the collateral valuation as well as current information and events and to determine whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

7. Allowance for Loan Losses

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at September 30, 2004, we believe the allowance for loan losses is adequate. The following table sets forth changes in the allowance for loan losses.

                                                  ----------------------------------------     ----------------
(In thousands)                                           For the Nine Months Ended              For the Year
                                                                                                    Ended
                                                  ----------------------------------------     ----------------
                                                      September 30,         September 30,         December 31,
                                                               2004                  2003                 2003
                                                  ------------------     -----------------     ----------------
Beginning balance                                            $2,144                $2,294               $2,294
Provision for loan loss                                         150                     -                    -
Net (charge-offs)/recoveries                                   (148)                 (205)                (150)
                                                  ------------------     -----------------     ----------------
Ending balance                                               $2,146                $2,089               $2,144
                                                  ------------------     -----------------     ----------------

8. Employee Benefits

The Bank maintains a noncontributory pension plan through the New York State Bankers Association Retirement System covering all eligible employees.

The Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”) provides benefits to certain employees, as recommended by the Compensation Committee of the Board of Directors and approved by the full Board of Directors, whose benefits under the Pension Plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan in the absence of such Internal Revenue Code limitations. The assets of the SERP are held in a rabbi trust to maintain the tax-deferred status for the individuals in the plan. As a result, the assets of the trust are reflected on the Consolidated Statements of Condition of the Company.

The Company contributed approximately $1,114,000 to the pension plan in the nine months ended September 30, 2004. Contributions to the SERP were approximately $400,000 for the first nine months of 2004. We do not expect to make any additional contributions through the end of the year.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

                 (In thousands)                                         At September 30,
                                                               ------------------------------------
                                                                Pension Benefits   SERP Benefits
                                                               ------------------------------------
                 Components of net periodic benefit cost            2004     2003    2004     2003
                                                               ------------------------------------
                 Service cost                                       $207     $198     $47      $44
                 Interest cost                                       150      131      39       34
                 Expected return on plan assets                     (156)    (139)
                 Amortization of net loss                             21       22       5        5
                 Amortization  of  unrecognized  prior  service
                  cost                                                 7        7
                 Amortization   of   unrecognized    transition
                  (asset) obligation                                  (7)      (6)     21      (21)
                                                               ------------------------------------
                 Net periodic benefit cost                          $222     $213    $112      $62
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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Critical Accounting Policies

In accordance with Securities and Exchange Commission guidance, management believes the accounting policy on loans and the related allowance for loan losses is the most critical and requires complex management judgement as discussed below. Further discussion of the application of this critical accounting policy can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank’s loan portfolio. We evaluate the adequacy of the allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Statement of Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, an Amendment of FASB Statement No. 114.” Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgements by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. Assumptions and judgements also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgements. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to a particular problem asset. Pool evaluations are broken down as follows: first, loans with homogenous characteristics are pooled by loan type and include home equity loans, residential mortgages, land loans and consumer loans. Then all remaining loans are segregated into pools based upon the risk rating of each credit. Key factors in determining a credit’s risk rating include management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, and management. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the historic charge-offs and past due trends of both peer group and regulatory agency data. The ranges of loan pool valuation allowances developed by the Bank are applied to the outstanding principal balance of the loans in each pool. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at September 30, 2004, we believe the allowance for loan losses has been established and maintained at levels adequate to reflect the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgements of the information available to them at the time of their examination.

Overview

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a one-bank holding company formed effective March 31, 1989. On a parent-only basis, the Company has had minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates other income, such as service charges on deposit accounts, fee income from merchant credit card services and debit card processing programs, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto, and other financial information included in the Company’s 2003 Form 10-K and this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

Despite continued margin compression, the net interest margin was strong at 4.9% for the quarter ended September 30, 2004, as compared to 5.1% the quarter ended September 30, 2003. Over the first nine months of 2004, interest earning assets continued to reprice primarily at lower yields than the assets migrating off the balance sheet. The net interest margin for the first nine months of 2004 was 5.0% compared to 5.2% for the first nine months of 2003. The balance sheet is managed proactively with close attention to both interest rate and credit risks. Continued emphasis on core deposit growth allowed the Company to avoid the increased cost of short-term borrowings as the flattening yield curve combined rising short-term rates with falling long-term rates. Demand deposit growth of 16.8% at September 30, 2004 over September 30, 2003, provided low cost funding for asset generation. Credit quality of the loan and investment portfolios remains strong. Total loans grew by 5.6% or $15,243,000 at September 30, 2004 as compared to December

31, 2003. Based on management’s continuing review of the overall composition and asset quality of the loan portfolio, a provision of $150,000 for loan losses was provided through the first nine months of 2004.

The Company’s strategic approach to the branch network is a key driver of long term opportunities for core deposit growth. In addition to our focus on business development within mature markets, the Company continues to expand the Bank’s footprint into points westward from our current markets.

The Bank is in the process of developing a new branch location in the Village of Westhampton Beach, as well as expanded and improved properties in both Southampton and East Hampton. Building moratoriums in East Hampton restricted development of the original piece of land the Bank contracted on with intention to build a new facility. Subsequently, another suitable location in East Hampton was purchased prior to June 30, 2004. Obtaining approval through the local municipal planning authorities can be a lengthy process, but the Bank remains cautiously optimistic that the municipalities will approve its plans for construction in Southampton and East Hampton. The Bank also is considering improved facilities in its Mattituck market under a conditional contract. In July 2004, the Bank entered into a conditional contract to purchase a building in Center Moriches with the intent of opening our first branch in the Town of Brookhaven. As the Bank expands into new markets, we expect competition for deposits and loans from banks not operating in our current markets as well as existing competitors.

Bridge Abstract, the title insurance subsidiary, continues to demonstrate excellent potential for generation of non-interest revenues. In April of 2004, the Bank acquired 100% ownership of this subsidiary while continuing with existing management.

Net income for the first nine months of 2004 reflects annualized returns of 23.41% on average total stockholders’ equity and 1.92% on average total assets as compared to 22.58% on average total stockholders’ equity and 1.91% on average total assets as of December 31, 2003. Continuing trends of steady growth, total assets were up 11.2% to $568,767,000 at September 30, 2004, approximately $57,154,000 over total assets at December 31, 2003. Total deposits grew 13.5%, or $61,580,000 to $518,739,000, with growth in demand deposits of 9.8%. Demand deposits represented 33.7% of total deposits at September 30, 2004, providing a primary source of low cost funding for asset growth. Stockholders’ equity totaled $47,069,000 at September 30, 2004 as compared to $42,548,000 at September 30, 2003. With a Tier 1 Capital to Average Assets ratio of 7.9%, the Company remains well positioned for future growth.

The Company continued to provide returns to shareholders through stock repurchases and dividends. In 2004, 11,500 shares were repurchased. On June 21, 2004, the Company declared a three-for-two stock split. The stock split was payable in the form of a stock dividend to shareholders of record as of July 9, 2004. The stock split increased outstanding common shares from 4,257,597 to 6,386,306. The cash dividend declared on September 21, 2004 represents an increase of 38.2% for the first nine months of 2004 over the same period last year.

Net Income

Net income for the three-month period ended September 30, 2004 totaled $2,663,000 or $0.42 per diluted share as compared to $2,358,000 or $0.37 per diluted share for the same period in 2003. Highlights for the three months ended September 30, 2004 include: (i) $427,000 or 7.2% increase in net interest income; (ii) $199,000 or 18.3% increase in total other income and (iii) $84,000 or 2.5% increase in total other expenses, over the same period in 2003. The effective income tax rate decreased to 35.9% from 36.5% for the same period last year.

Net income for the nine-month period ended September 30, 2004 totaled $7,830,000 or $1.24 per diluted share as compared to $7,371,000 or $1.18 per diluted share for the same period in 2003. Highlights for the nine months ended September 30, 2004 include: (i) $1,113,000 or 6.5% increase in net interest income; (ii) $562,000 or 19.4% increase in total other income, excluding net securities gains of $624,000 in 2004 as compared to net securities gains of $1,200,000 in the same period for 2003; and (iii) $347,000 or 3.6% increase in total other expenses, over the same period in 2003. The effective income tax rate decreased to 35.8% from 36.5% for the same period last year.

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

 Three months ended September 30,                                 2004                             2003
 -------------------------------------------------------------------------------------  -------------------------------
 (In thousands)                                                               Average                          Average
                                                         Average               Yield/       Average             Yield/
                                                         Balance  Interest       Cost       Balance Interest      Cost
 -------------------------------------------------------------------------------------  -------------------------------

 Interest earning assets:
    Loans, net (including fee income)                   $283,883    $4,706       6.6%      $259,467   $4,467      6.7%
    Mortgage-backed securities                           119,378     1,191       3.9        104,850      949      3.6
    Taxable securities                                    64,027       604       3.7         72,354      658      3.6
    Tax exempt securities (1)                             53,402       629       4.6         42,731      597      5.6
    Federal funds sold                                    10,210        38       1.5          5,752       15      1.0
    Other securities                                       1,979        11       2.2          1,642       20      4.8
    Deposits with banks                                      186         1       2.1            125        -       -
                                                    ----------------------------------  -------------------------------
      Total interest earning assets                      533,065     7,180       5.3        486,921    6,706      5.4
                                                    ----------------------------------  -------------------------------
 Non interest earning assets:
    Cash and due from banks                               17,456                             17,567
    Other assets                                          18,483                             17,761
                                                    -------------                       ------------
 Total assets                                           $569,004                           $522,249
                                                    -------------                       ------------

 Interest bearing liabilities:
    Savings, N.O.W. and
     money market deposits                              $270,763      $362       0.5%      $261,680     $313      0.5%
    Certificates of deposit of $100,000
     or more                                              35,269       113       1.3         27,944      101      1.4
    Other time deposits                                   33,835       115       1.4         32,961      144      1.7
    Federal funds purchased                                   11         -        -             658        2      1.8
    Other borrowings                                       2,927        10       0.3              -        -       -
                                                    ----------------------------------  -------------------------------
      Total interest bearing liabilities                 342,805       600       0.7        323,243      560      0.7
                                                    ----------------------------------  -------------------------------
 Non interest bearing liabilities:
    Demand deposits                                      179,977                            154,001
    Other liabilities                                      1,322                              2,455
                                                    -------------                       ------------
    Total liabilities                                    524,104                            479,699
 Stockholders' equity                                     44,900                             42,550
                                                    -------------                       ------------
 Total liabilities and stockholders' equity             $569,004                           $522,249
                                                    -------------                       ------------

 Net interest income/interest rate spread (2)                        6,580       4.6                   6,146      4.7
                                                                ----------------------             --------------------

 Net interest earning assets/net interest margin (3)    $190,260                 4.9%      $163,678               5.1%
                                                    -------------         ------------  ------------        -----------

 Ratio of interest earning assets to
    interest bearing liabilities                                               155.5%                           150.6%
                                                                          ------------                      -----------

 Less: Tax equivalent adjustment                                      (225)                             (218)
                                                                -----------                        ----------

 Net interest income                                                $6,355                            $5,928
                                                                -----------                        ----------
(1)    The above table is presented on a tax equivalent basis.
(2)    Net interest rate spread represents the difference between the yield on average interest earning assets and the          cost of average interest bearing liabilities.
(3) Net interest margin represents net interest income divided by average net interest earning assets.

 Nine months ended September 30,                                  2004                             2003
 -------------------------------------------------------------------------------------  -------------------------------
 (In thousands)                                                               Average                          Average
                                                         Average               Yield/       Average             Yield/
                                                         Balance  Interest       Cost       Balance Interest      Cost
 -------------------------------------------------------------------------------------  -------------------------------

 Interest earning assets:
    Loans, net (including fee income)                   $283,438   $14,095       6.6%      $254,526  $13,417      7.0%
    Mortgage-backed securities                           105,268     3,019       3.8         94,050    2,874      4.0
    Taxable securities                                    57,153     1,644       3.8         58,094    1,676      3.8
    Tax exempt securities (1)                             51,224     1,849       4.7         42,493    1,848      5.7
    Federal funds sold                                     9,070        80       1.2          8,358       71      1.1
    Other securities                                       1,867        23       1.7          1,633       65      5.3
    Deposits with banks                                      180         1       0.8            113        1      1.2
                                                    ----------------------------------  -------------------------------
      Total interest earning assets                      508,200    20,711       5.4        459,267   19,952      5.7
                                                    ----------------------------------  -------------------------------
 Non interest earning assets:
    Cash and due from banks                               17,128                             16,501
    Other assets                                          18,118                             19,404
                                                    -------------                       ------------
 Total assets                                           $543,446                           $495,172
                                                    -------------                       ------------

 Interest bearing liabilities:
    Savings, N.O.W. and
     money market deposits                              $259,379      $964       0.5%      $250,176   $1,187      0.6%
    Certificates of deposit of $100,000
     or more                                              36,724       353       1.3         28,200      365      1.7
    Other time deposits                                   32,519       343       1.4         33,106      471      1.9
    Federal funds purchased                                2,341        24       1.3          1,451       16      1.5
    Other borrowings                                       1,914        18       1.3            444        5      1.5
                                                    ----------------------------------  -------------------------------
      Total interest bearing liabilities                 332,877     1,702       0.7        313,377    2,044      0.9
                                                    ----------------------------------  -------------------------------
 Non interest bearing liabilities:
    Demand deposits                                      163,622                            135,925
    Other liabilities                                      2,278                              3,612
                                                    -------------                       ------------
    Total liabilities                                    498,777                            452,914
 Stockholders' equity                                     44,669                             42,258
                                                    -------------                       ------------
 Total liabilities and stockholders' equity             $543,446                           $495,172
                                                    -------------                       ------------

 Net interest income/interest rate spread (2)                       19,009       4.7                  17,908      4.8
                                                                ----------------------             --------------------

 Net interest earning assets/net interest margin (3)    $175,323                 5.0%      $145,890               5.2%
                                                    -------------         ------------  ------------        -----------

 Ratio of interest earning assets to
    interest bearing liabilities                                               152.7%                           146.6%
                                                                          ------------                      -----------

 Less: Tax equivalent adjustment                                      (662)                             (674)
                                                                -----------                        ----------

 Net interest income                                               $18,347                           $17,234
                                                                -----------                        ----------
(1)    The above table is presented on a tax equivalent basis.
(2)    Net interest rate spread represents the difference between the yield on average interest earning assets and the          cost of average interest bearing liabilities.
(3) Net interest margin represents net interest income divided by average net interest earning assets.

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

                                           Three months ended September 30       Nine months ended September 30
                                                   2004 Over 2003                        2004 Over 2003
 (In thousands)                                    Changes Due To                        Changes Due To
                                        ----------------------------------------------------------------------------
                                             Volume       Rate     Net Change      Volume       Rate     Net Change
 Interest income on interest
    earning assets:

 Loans (including loan fee income)             $ 797     $(558)          $239       $1,617     $(939)          $678
 Mortgage-backed securities                      149        93            242          413      (268)           145
 Taxable securities                             (153)       99            (54)         (30)       (2)           (32)
 Tax exempt securities (1)                       495      (463)            32          458      (457)             1
 Federal funds sold                               15         8             23            7         2              9
 Other securities                                 21       (30)            (9)          13       (55)           (42)
 Deposits with banks                              (2)        3              1            1        (1)             -
                                        ----------------------------------------------------------------------------
    Total interest earning assets              1,322      (848)           474        2,479    (1,720)           759
                                        ----------------------------------------------------------------------------

 Interest expense on interest
    bearing liabilities:

 Savings, N.O.W. and money market
  deposits                                        11        38             49           67      (290)          (223)
 Certificates of deposit of $100,000 or
  more                                            71       (59)            12          130      (142)           (12)
 Other time deposits                              24       (53)           (29)          (8)     (120)          (128)
 Federal funds purchased                          (1)       (1)            (2)          10        (2)             8
 Other borrowings                                  9         1             10           14        (1)            13
                                        ----------------------------------------------------------------------------
    Total interest bearing liabilities           114       (74)            40          213      (555)          (342)
                                        ----------------------------------------------------------------------------
 Net interest income                          $1,208     $(774)          $434       $2,266   $(1,165)        $1,101
                                        ----------------------------------------------------------------------------

(1)     The above table is presented on a tax equivalent basis.

The increase in net interest income of $427,000 or 7.2% for the current three-month period over the same period last year primarily resulted from a 9.5% increase in average total interest earning assets to $533,065,000 from $486,921,000 for the comparable period in 2003. The effect of the increase in the volume of average total interest earning assets was greater than the effect of the decrease in the rate of average total interest earning assets. Average interest bearing liabilities increased 5.3% to $342,805,000 in 2004 from $323,243,000 for the same period last year. The yield on average interest earning assets for the three-month period ended September 30, 2004 decreased to 5.3% from 5.4% during the same period in 2003. The cost of average interest bearing liabilities remained at 0.7% during 2004 and 2003. The net interest margin decreased to 4.9% from 5.1% from the same three-month period in 2003.

Net interest income increased by $1,113,000 or 6.5% for the current nine-month period over the same period last year. The increase primarily resulted from an increase in total average interest earning assets to $508,200,000 in 2004 from $459,267,000 for the comparable period in 2003, a 10.7% increase. Average interest bearing liabilities increased 6.2% to $332,877,000 in 2004 from $313,377,000 for the same period last year. The yield on average interest earning assets for the nine-month period ended September 30, 2004 decreased to 5.4% from 5.7% during the same period in 2003.

The cost of average interest bearing liabilities decreased to 0.7% from 0.9% during the same period in 2003. The net interest margin decreased to 5.0% from 5.2% during the same period.

Through the third quarter we continued operating in a historically low interest rate environment. Growth of the balance sheet was partially offset by declining interest rates. For the nine months ended September 30, 2004, the yield on average interest earning assets decreased at a faster pace than the decrease in the cost of average interest bearing liabilities, resulting in a negative impact on the net interest margin. For the quarter ended September 30, 2004, the yield on average interest earning assets was down slightly from the quarter ended September 30, 2003 while the cost of average interest bearing liabilities was consistent with the same quarter in 2003.

Average loans grew by $28,912,000 or 11.4% when compared to the same nine-month period in 2003. Real estate mortgage loans contributed to the growth, offset by a decline in real estate construction. Commercial, financial, and agricultural loans and installment/consumer loans had minimal increases. Real estate mortgage loans at September 30, 2004 increased $27,122,000 or 13.3% over September 30, 2003. Growth in real estate loans is partially attributed to an increase in commercial real estate mortgages, residential mortgages, and home equity loans. The Bank is committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Total average investments increased $19,242,000 or 9.8% compared to the same nine-month period in 2003. Average mortgage-backed securities increased 11.9% to $105,268,000 when compared to the same nine-month period in 2003, while average tax exempt securities grew 20.6% to $51,224,000 from $42,493,000. Average federal funds sold increased $712,000 or 8.5% over the same period in the prior year. Incoming cash flows were deployed into a diversified mix of investment securities.

Average deposits grew by $44,837,000, or 10.0%, over the same nine-month period last year. Components of this growth include an increase in average demand deposits of $27,697,000 or 20.4% and an increase in average savings, NOW and money market deposits of $9,203,000 or 3.7%. Increases in the certificates of deposit of $100,000 or more were offset minimally by the decrease in other time deposits. Federal funds purchased and other borrowings increased $2,360,000 from the same nine-month period in 2003. Average public fund deposits were 18.7% of total average deposits at September 30, 2004 and 21.5% of total average deposits at September 30, 2003.

The increase in total deposits is a result of the Bank’s continued business development efforts in both mature markets and the Bank’s newer branch locations including Sag Harbor, Hampton Bays and Peconic Landing. The Bank continues to review branch expansion possibilities in new and existing markets, which is evidenced by our recent real estate purchases in the Village of Westhampton Beach and East Hampton.

Provision and Allowance for Loan Losses

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area on eastern Long Island. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer and the related credit risks of the transaction. These factors are affected by general and economic conditions, general level of market interest rates, including but not limited to, monetary policies of the federal government, including the Federal Open Market Committee, legislative policies and governmental budgetary matters.

The credit quality of the loan portfolio remained strong for the quarter ended September 30, 2004. Since December 31, 2003, nonaccrual loans increased $25,000 to $177,000 from $152,000, representing 0.06% of net loans at September 30, 2004. Total nonaccrual loans represented 0.1% of net loans at December 31, 2003. The Bank had no foreclosed real estate at September 30, 2004 and 2003. The Bank incurred net losses from charge-offs in the amount of $148,000 for the nine months ended September 30, 2004 as compared to $205,000 for the same period in 2003.

Loans of approximately $8,205,000 or 2.8% of total loans at September 30, 2004 were classified as potential problem loans. This was a decrease of $501,000 from $8,706,000 or 3.2% of total loans at December 31, 2003. These are loans for which management has information that indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio and of the current asset quality of the portfolio, a provision of $150,000 for loan losses was recorded during the first nine months of 2004. The allowance for loan losses increased to $2,146,000 at September 30, 2004, as compared to $2,144,000 at December 31, 2003. As a percentage of total loans, the allowance was 0.74% at September 30, 2004 and 0.78% at December 31, 2003.

Non-Interest Income

Total other income increased during the three-month period ended September 30, 2004 by $199,000 or 18.3% over the same period last year. Excluding net securities losses, total other income increased $201,000 or 18.5% for the three months ended September 30, 2004. Service charges on deposit accounts for the three-month period ended September 30, 2004 totaled $560,000 and fees for other customer services for the three-month period ended September 30, 2004 totaled $432,000, both categories being principally flat with the same three-month period in 2003. Net losses on sales of securities during the three months ended September 30, 2004 totaled $2,000, while there were no net securities losses or gains for the three-month period ended September 30, 2003.

Total other income decreased during the nine-month period ended September 30, 2004 by $14,000 or 0.3% over the same period last year. Total other income, excluding net securities gains, increased $562,000 or 19.4% over the same nine-month period. Service charges on deposit accounts for the nine-month period ended September 30, 2004 totaled $1,799,000, an increase of $77,000 or 4.5% over the same period last year. Fees for other customer services for the nine-month period ended September 30, 2004 totaled $998,000, an increase of $110,000 or 12.4% over the same period last year. Net gains on sales of securities during the nine months ended September 30, 2004 totaled $624,000, while there were net securities gains of $1,200,000 for the nine-month period ended September 30, 2003.

Other operating income for the three-month period ended September 30, 2004 was the primary contributor to the increase in total other income and was $294,000, an increase of $198,000 or 206.3% over the same period last year. For the nine months ended September 30, 2004, revenues generated by Bridge Abstract primarily increased other operating income to $669,000, an increase of $375,000 or 127.6% over the same period last year. Increases were due to increased volume of transactions versus the same period in 2003 resulting from business development efforts that supported continuing growth of Bridge Abstract since its formation in April of 2002.

Non-Interest Expense

Total other expenses increased during the three-month period ended September 30, 2004 by $84,000 or 2.5% over the same period last year. The primary component of this increase was salary and benefit expense increasing $71,000 or 4.0% for the three-month period ended September 30, 2004 over the same period last year. Increases in salaries and employee benefit costs were moderated by unpaid leaves of absence in accordance with the provisions of the Family Medical Leave Act.

Total other expenses increased during the nine-month period ended September 30, 2004 by $347,000 or 3.6% over the same period last year. The primary component of this increase was salary and benefit expense increasing $242,000 or 4.6% for the nine-month period ended September 30, 2004 over the same period last year. This increase is primarily due to additional staff, salary increases and increased employee related health insurance costs.

Total other operating expenses for the three-month period ended September 30, 2004 totaled $952,000; a decrease of $29,000 or 3.0% over the same period last year. Total other operating expenses for the nine-month period ended September 30, 2004 totaled $2,828,000; an increase of $84,000 or 3.1% over the same period last year. The increase for the nine-month period was due largely to increased costs of Bridge Abstract primarily relating to the costs of clearing titles.

Income Taxes

The provision for income taxes increased during the three-month period ended September 30, 2004 by $137,000 or 10.1% over the same period last year. The effective tax rate for the three-month period ended September 30, 2004 decreased to 35.9% as compared to 36.5% for the same period last year. The provision for income taxes increased during the nine-month period ended September 30, 2004 by $143,000 or 3.4% over the same period last year. The effective tax rate for the nine-month period ended September 30, 2004 decreased to 35.8% as compared to 36.5% for the same period last year.

Financial Condition

Assets totaled $568,767,000 at September 30, 2004, an increase of $57,154,000 or 11.2% from December 31, 2003. This change is primarily a result of increases in the investment portfolio of $33,061,000, or 15.8%, and an increase in net loans of $15,241,000, or 5.6%. The primary source of funds for the increase in assets came from increased inflows in demand, savings, N.O.W. and money market deposits of $60,846,000, or 15.6%, while certificates of deposit of $100,000 or more and other time deposits increased by $734,000 or 1.1%. This net increase of $61,580,000 or 13.5% is primarily attributed to an increase in demand deposits and money market deposits by individuals and businesses

Total stockholders’ equity was $47,069,000 at September 30, 2004, an increase of 10.0% over December 31, 2003. The increase of $4,275,000 was primarily the result of net income for the nine-month period ended September 30, 2004 of $7,830,000, less cash dividends declared of $3,187,000, and a change in unrealized losses in securities available for sale, net of tax, of $464,000.

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

The Company’s Asset and Liability Committee meets periodically, but at a minimum four times a year, to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the full Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee utilizes a model that projects net interest income based on increasing or decreasing interest rates and varying shapes of the yield curve, to respond to potential changes in interest rates.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to access earnings enhancement opportunities. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

The Bank’s most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through full-service branches serving its market area, for its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 15% of total assets. At September 30, 2004, the Bank had aggregate lines of credit of $42,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $22,000,000 is available on an unsecured basis. There were no outstanding balances on the lines at September 30, 2004. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank outside of its real estate investment trust subsidiary. On September 30, 2004, the Bank did not have any outstanding balance on the FHLB line. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. To date the Bank has not used brokered deposits as a funding source, although approved under the Bank’s Asset/Liability and Funds Management Policy.

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

Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material and adverse effect on the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification also are subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2004, the Company and the Bank satisfied all applicable capital adequacy requirements.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At September 30, 2004 and December 31, 2003, actual capital levels and minimum required levels for the Bank were as follows:

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
                                                                           For Capital         Capitalized Under
                                                                             Adequacy          Prompt Corrective
 (In thousands)                                         Actual               Purposes          Action Provisions
 -------------------------------------------------------------------------------------------------------------------
                                                      Amount  Ratio         Amount  Ratio          Amount  Ratio
                                                --------------------------------------------------------------------

 As of September 30, 2004
 ------------------------------------------------
 Total Capital (to risk weighted assets)             $47,058  >13.0%       $28,869   >8.0%        $36,086  >10.0%
 Tier 1 Capital (to risk weighted assets)             44,793   12.4         14,435   >4.0          21,652   >6.0
 Tier 1 Capital (to average assets)                   44,793    7.9         22,794   >4.0          28,492   >5.0

 As of December 31, 2003
 ------------------------------------------------
 Total Capital (to risk weighted assets)             $42,415   12.7%       $26,700   >8.0%        $33,376  >10.0%
 Tier 1 Capital (to risk weighted assets)             40,271   12.1         13,350   >4.0          20,025   >6.0
 Tier 1 Capital (to average assets)                   40,271    7.7         20,971   >4.0          26,214   >5.0

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

Recent Regulatory and Accounting Developments

EITF 03-1, Other-Than-Temporary Impairment

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-01-1, which has delayed the effective date for the measurement and recognition guidance of EITF 03-01. The comment period is currently open related to this staff position. The implementation date is unknown until further guidance is issued by the FASB. We are currently evaluating the impact of adopting EITF 03-01.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates. Because of the current historically low rate environment, the simulation modeled used only a 100 basis point shift downward at September 30, 2004. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at September 30, 2004 and December 31, 2003:

 Change in Interest        September 30, 2004        December 31, 2003
     Rates in Basis          Potential Change         Potential Change
             Points                    in Net                   in Net
       (RATE SHOCK)           Interest Income          Interest Income
-----------------------------------------------------------------------
     (In thousands)
                   ----------------------------------------------------
                       $ Change      % Change   $ Change      % Change
                   ----------------------------------------------------
                200         $26       (1.69)%       $126         0.55%
             Static           -             -          -             -
              (100)         $26         0.51%       $306         1.35%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

------------------------- ----------------- -------------------- ----------------------- ----------------------
                                                                                         Maximum Number (or
                                                                 Total Number of         Approximate Dollar
                                                                 Shares Purchased as     Value) of Shares
                                                                 Part of Publicly        that May Yet Be
                          Total Number of   Average Price Paid   Announced Plans or      Purchased Under the
Period                    Shares Purchased  per Share            Programs (1)            Plans or Programs
------------------------- ----------------- -------------------- ----------------------- ----------------------
July 2004                 -                 -                    -                       176,310
------------------------- ----------------- -------------------- ----------------------- ----------------------
August 2004               7,000             $27.25               11,500                  169,310
------------------------- ----------------- -------------------- ----------------------- ----------------------
September 2004            -                 -                    -                       169,310
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
(4)     There is no plan that has expired nor been terminated during the period ended September 30, 2004.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Amended bylaws of Bridge Bancorp, Inc. were approved by the Board of Directors on July 19, 2004 and are attached as an exhibit.

Item 6. Exhibits and Reports on Form 8-K

a.     Exhibits

                   3.2      Bylaws of the Registrant
                  31.1      Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
                  31.2      Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
                  32.1      Certification of Chief Executive Officer and Chief Financial Officer
                            pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

b.     Reports on Form 8-K

                (i)        Current Report on Form 8-K (Items 5 and 7), filed on June 23, 2004;
                (ii)       Current Report on Form 8-K (Items 12 and 7), filed on July 20, 2004; and
                (iii)      Current Report on Form 8-K (Item 8.01), filed on September 21, 2004.

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

November 2, 2004                    /s/ Thomas J. Tobin
                                    Thomas J. Tobin
                                    President and Chief Executive Officer

November 2, 2004                    /s/ Janet T. Verneuille
                                    Janet T. Verneuille
                                    Senior Vice President, Chief Financial Officer
                                    and Treasurer