Form 10-K
period 2004-12-31
BRIDGE BANCORP INC
filed 2005-03-15
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 000-18546

BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, Par Value of $0.01 Per Share,
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2004, was $174,814,899.

The number of shares of the Registrant’s Common Stock outstanding on February 28, 2005 was 6,260,644.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2005 Annual Meeting to be filed pursuant to Regulation 14A filed on or before April 30, 2005 (Part III).

PART I

PART I

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2005, dated March 28, 2005, are incorporated by reference into Part III.

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company and is the holding company for The Bridgehampton National Bank (the “Bank”). The Bank was established in 1910 as a national banking association. The Registrant was organized as a New York business corporation and incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization; under which the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”). The assets transferred to BCI are viewed by the regulators as part of the Bank’s assets in consolidation. In April 2002, the Bank capitalized a financial subsidiary, Bridgehampton Abstract Holding LLC (“Holdings”). This subsidiary, through its wholly-owned investment in Bridge Abstract LLC (“Bridge Abstract”), provides an opportunity for the Bank to include title insurance as a product offering. Subsequent to December 31, 2004, Holdings was dissolved.

The Bank engages in full service commercial and consumer banking and limited trust business, including accepting time and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in (1) mortgages; (2) secured and unsecured commercial and consumer loans; (3) FHLB, FNMA, and FHLMC mortgage-backed securities; (4) New York State and local municipal obligations; and (5) U.S. treasury and government agency securities. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts. Through its title insurance subsidiary the Bank acts as a broker for title insurance services.

At present, the Registrant has no paid employees. The Bank employs 115 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive.

All phases of the Bank’s business are highly competitive. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence. Most of these competitors are significantly larger than the Bank, and therefore have greater financial and marketing resources and lending limits than those of the Bank. The Bank considers its major competition to be local commercial banks as well as other commercial banks with branches in the Bank’s market area. Other competitors include mortgage brokers and financial services firms other than financial institutions such as investment and insurance companies. Strong competition within the Bank’s market areas may limit growth and profitability. The subsidiary title company also faces competition from other brokers of title insurance as well as directly from the companies that underwrite the title insurance. In New York State title insurance is obtained on most transfers of realty and most mortgage transactions

The Bank’s market area is located on eastern Long Island. Although the Bank does maintain some customer relationships in Riverhead, Brookhaven and Shelter Island towns at this time, the majority of its customer base and all of its existing branches are located in the towns of Southampton, East Hampton, and Southold. In 2003, the Bank purchased real estate in the Village of Westhampton Beach and recently received approval to renovate the building. Geographically this location moves the Bank westward and demonstrates the commitment to traditional growth through branch expansion. The Bank also purchased property to construct new branch facilities in the Village of Southampton, the Village of East Hampton, and the Town of Southold. Obtaining approval through the local municipal planning authorities is a lengthy process, but the Bank remains optimistic that these municipalities will approve its plans for construction. The Bank also has entered into a contract for the purchase of property in the Town of Brookhaven.

Eastern Long Island is semi-rural. Surrounded by water and including the Hamptons and North Fork, the region is a recreational destination for the New York metropolitan area, and a highly regarded resort locale world-wide. Traditionally, the local economy has flourished in the summer months as a result of the influx of tourists and second homeowners. In recent years, the year-round population has grown considerably resulting in less seasonal fluctuations in the economy. Industries represented in the marketplace include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; and agricultural and related businesses. During the last decade, the Long Island wine industry has matured and with an increasing number of new wineries and vineyards locating in the region each year. The vast majority of businesses are considered small businesses employing fewer than ten full-time employees. In recent years more national chains have opened retail stores within the villages on the north and south fork of the island. Major employers in the region include the municipalities, school districts, hospitals, and financial institutions.

The Company, the Bank and its subsidiaries with the exception of the real estate investment trust, which files its own federal and state tax return, report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxation. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale of available for sale securities are generally treated as ordinary income, rather than capital gains or losses. Additionally, the Company can exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group. The Bank is subject to the New York State Franchise Tax on Banking Corporations based on certain criteria. The taxation of net income is similar to federal taxable income subject to certain modifications.

REGULATION AND SUPERVISION

The Bridgehampton National Bank is chartered by and is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (the “OCC”). The Bank is a member of the Federal Home Loan Bank of New York and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also is a member of the Federal Reserve System. The Bank must file reports with the OCC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to test the compliance with various regulatory requirements.

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

Bridge Bancorp, Inc., as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA applicable to bank holding companies. The Company is required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses. Any change in such laws and regulations, whether by the OCC, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on the Bank and the Company and their operations and stockholders. Additional information on regulatory requirements is set forth in Note 11 to the Consolidated Financial Statements.

The Company files certain reports with the Securities and Exchange Commission under the federal securities laws. The Company’s operations are also subject to extensive regulation by other federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Management believes that the Company is in substantial compliance, in all material respects, with applicable federal, state and local laws, rules and regulations. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Company’s business, financial condition or prospects.

EXECUTIVE OFFICERS

Name	Positions Held with the Company

Thomas J. Tobin	President and Chief Executive Officer

Christopher Becker	Executive Vice President and Chief Operating Officer

Janet T. Verneuille	Senior Vice President and Chief Financial Officer
and Treasurer

Biographical information of executive officers of the Company who are not directors is as follows:

Christopher Becker, age 39, has served as Executive Vice President of the Company since 1999. He was named Chief Operating Officer in January 2003. He served as Secretary of the Company from 2003 to 2004. Mr. Becker served as the Chief Financial Officer from 1987 to 2001 and Treasurer of the Company from 1987 to 2003.

Janet T. Verneuille, age 44, has served as the Company’s Senior Vice President and Chief Financial Officer since January 2001 and as Treasurer of the Company since March 2003. Ms. Verneuille served as Vice President and Controller of the Company from 1999 to 2001.

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

CORPORATE GOVERNANCE

The Company has a Code of Ethics, which applies to all directors, officers, and employees. The Code of Ethics is posted on the Bank’s website at www.bridgenb.com.

Item 2. Properties

At present, the Registrant does not own or lease any property. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932. The Bank’s internet address is www.bridgenb.com

The Bank’s Main Office is owned. The Bank also owns buildings that house its Southold Branch located at 54790 Main Road, Southold, New York and its Montauk Branch located at 1 The Plaza, Montauk, New York. The Bank currently leases out a portion of the Montauk building. The Bank leases seven additional properties as branch locations at 425 County Road 39A, Southampton, New York; 26 Park Place, East Hampton, New York; 48 East Montauk Highway, Hampton Bays, New York; Mattituck Plaza, Main Road, Mattituck, New York; 218 Front Street, Greenport, New York; 94 Main Street, Southampton, New York; and 2 Bay Street, Sag Harbor, New York. Additionally, the Bank utilizes space for a branch in Peconic Landing, 1500 Brecknock Road, Greenport, New York.

In 2002, the Bank purchased property in the Village of Southampton. In 2003, the Bank purchased property in the Village of Westhampton Beach and the Village of East Hampton. The Bank entered into contracts for the purchase of real estate in the Town of Southold and Town of Brookhaven. The Bank plans to construct new branches at these locations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK INFORMATION

The Company’s common stock is traded on the NASDAQ® over the counter bulletin board market under the symbol, “BDGE.” The following table details the quarterly high and low bid prices of the Company’s common stock and the dividends declared for such periods.

At December 31, 2004, the Company had approximately 663 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

COMMON STOCK INFORMATION

	Stock Prices		Dividends
	High	Low	Declared
By Quarter 2004
First	$27.23	$22.50	$0.16
Second	$30.83	$25.47	$0.17
Third	$30.25	$27.00	$0.18
Fourth	$30.75	$28.75	$0.21

	Stock Prices		Dividends
	High	Low	Declared
By Quarter 2003
First	$15.77	$14.87	$0.11
Second	$17.93	$15.77	$0.12
Third	$21.53	$18.33	$0.13
Fourth (1)	$24.00	$20.67	$0.42

(1)	On December 15, 2003, the Company declared a special dividend of approximately $1,660,000 or $0.27 per share.

Amounts have been restated for a three-for-two stock split, in the form of a stock dividend, effective July 9, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased in Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs-2004 (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2004				169,310
November 2004	10,000	$29.85	21,500	159,310
December 2004				159,310

(1)	The Board of Directors reaffirmed the stock repurchase program on May 17, 2004.

-	The Board of Directors approved repurchase of shares up to 180,810 shares.
-	There is no expiration date for the stock repurchase plan.
-	There is no stock repurchase plan that has expired nor been terminated during the period ended December 31, 2004.

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

December 31,	2004	2003	2002	2001	2000
Selected Financial Data:
Securities available for sale	$204,021	$195,341	$182,416	$127,102	$115,537
Securities held to maturity	21,213	14,396	11,023	16,159	11,314
Total loans	296,134	273,188	248,388	215,362	201,092
Total assets	547,200	511,613	463,986	393,523	354,642
Total deposits	469,311	457,159	406,409	357,155	313,379
Total stockholders’ equity	47,213	42,794	39,971	32,861	28,788

Year Ended December 31,
Selected Operating Data:
Total interest income	$26,923	$25,968	$26,486	$27,009	$25,458
Total interest expense	2,351	2,601	4,490	7,868	8,753
Net interest income	24,572	23,367	21,996	19,141	16,705
Provision for loan losses	300	-	220	323	105

Net interest income after provision for loan losses	24,272	23,367	21,776	18,818	16,600
Total other income	5,440	4,716	3,405	2,419	1,734
Total other expenses	13,564	12,997	11,942	11,198	10,234

Income before income taxes	16,148	15,086	13,239	10,039	8,100
Provision for income taxes	5,771	5,488	4,722	3,292	2,464
Net income	$10,377	$9,598	$8,517	$6,747	$5,636

December 31,
Selected Financial Ratios and Other Data:
Return on average equity	22.82%	22.58%	23.93%	21.41%	22.41%
Return on average assets	1.89%	1.91%	1.90%	1.73%	1.62%
Average equity to average assets	8.30%	8.46%	7.96%	8.06%	7.23%
Dividend payout ratio (1)	43.39%	50.98%	29.57%	34.27%	36.83%
Diluted earnings per share	$1.64	$1.53	$1.37	$1.07	$0.88
Basic earnings per share	$1.66	$1.55	$1.38	$1.07	$0.89
Cash dividends declared per common share (1)	$0.72	$0.78	$0.41	$0.37	$0.33

(1)	On December 15, 2003, the Company declared a special dividend of approximately $1,660,000, or $0.27 per share.

Amounts have been restated for a three-for-two stock split, in the form of a stock dividend, effective July 9, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the abstract subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, and in other reports filed by the Company with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

OVERVIEW

Bridge Bancorp, Inc. (“the Company”), a New York Corporation, is a one-bank holding company formed in 1989 and is engaged in commercial banking through its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”). The Bank is headquartered in Bridgehampton, New York and operates eleven branches on eastern Long Island, New York. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For nearly a century, the Bank has maintained its focus on building customer relationships on eastern Long Island. The Bank offers a broad range of deposit and loan products and services through its branch network and internet based delivery channels. Through its title insurance subsidiary the Bank acts as a broker for title insurance services. The mission of the Company is to achieve excellence in financial performance and build long-term shareholder value through a steadfast commitment to its employees, its customer relationships, and the community.

Bridge Bancorp, Inc., a New York corporation, had minimal results of operations for 2004, 2003 and 2002 on a parent-only basis. Equity incentive plan grants of stock options and stock awards are recorded directly to the holding company. In the event the Company subsequently expands its current operations, its sources of funds will be dependent on dividends from the Bank, its own earnings, additional capital raised and borrowings. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. The discussion and analysis in this report should be read in conjunction with the Consolidated Financial Statements, the notes thereto and the other financial information included elsewhere in this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

Building long-term relationships with our customers remains the cornerstone of the Bank’s brand. One key to the Bank’s ability to attract and retain customer relationships is the accessibility and responsiveness of our officers and staff. Expanding our branch network and developing lines of business that complement the Bank’s core products are fundamental objectives of the Bank’s overall business strategy. Commitment to community involvement continues to be essential to the Company’s culture.

The Company’s results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, changes in accounting standards, and actions of regulatory agencies.

Highlights of our performance for the year ended December 31, 2004 include:
•	An 8.1% increase in net income and a 7.2% increase in diluted earnings per share
•	Average loan growth of 10.8%
•	Average deposit growth of 9.0%
•	An efficiency ratio of 43.88%
•	Net interest margin of 5.0%, which declined slightly but remained strong
•	Dividend payout ratio of 43.4%
•	Declaration of a three-for-two stock split
•	Revenue growth in the title abstract subsidiary of 153.2%

The Company’s return on average equity for 2004 was 22.8%, while the return on average assets was 1.89%. Net interest income increased 5.2% or $1,205,000 over the prior year despite a lower yielding investment and loan portfolio. Non interest income grew 15.4% primarily from the operation of Bridge Abstract demonstrating the relevance of the Company’s efforts to diversify the income stream.

The flattening of the yield curve - rising short-term rates combined with falling long-term rates - during the latter part of 2004 resulted in net interest margin compression, which negatively affected earnings growth. The net interest margin declined to 5.0% for the year ended December 31, 2004 from 5.2% for the year ended December 31, 2003. A flattening yield curve causes an increase in the cost of funds without a commensurate increase in the yield on assets. Because the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income. During 2005, we anticipate continued pressure on net interest margin and therefore earnings growth.

As an accelerated filer under the SEC guidelines relative to Sarbanes-Oxley §404 (“§404”), the Company devoted both hard and soft resources to comply with the many sections of §404 compliance. Expenses were incurred for both the external auditors to opine on the Company’s compliance with §404, as well as for an additional accounting firm’s consultation fees to help document the Company’s key internal control processes. Management established an internal controls committee that met at least weekly throughout 2004 to document the requirements of §404 as it pertains to internal controls attempting to reduce outside consulting expenses. While the opportunity costs of regulatory compliance are difficult to quantify, the costs incurred for outside professional services through year-end were in excess of $100,000.

Competition in our market areas continued to intensify throughout 2004. Merger and acquisition activity in our region brought new financial institutions into our market. The majority of our competitors are larger than the Bank, and many execute different business strategies. The Bank continues to focus on a value-added business model competing primarily on service rather than price.

The Bank added $300,000 to the allowance for loan losses during 2004, reflecting actual loan growth of 8.4% or $22,946,000. Asset quality within the loan portfolio remains strong. Loan strategies include (i) granting loans on a sound and collectible basis; (ii) understanding needs of the businesses and the community in the Bank’s general market area; (iii) maintaining a balance between yield and risk; (iv) ensuring that primary, secondary and tertiary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; (vi) ensuring that each loan is properly documented; and (vii) developing and applying adequate collection procedures.

The Bank experienced growth in its core business, with increases in average net loans and average deposits of 10.8% and 9.0%, respectively, in 2004 compared to 2003. The increase in average interest earning assets was partially offset by a decrease in yields. Management does not intend to compromise credit quality in pursuit of higher yielding assets. While the Bank intends to expand its market presence and product offerings, maintaining the efficiency of operations remains a priority. The efficiency ratio was 43.88% for 2004.

For the year ended December 31, 2004, net gains from sales of securities available for sale totaled $734,000 as compared to $826,000 in 2003. Management sold investment securities that were susceptible to increased price risk in a rising rate environment. Additional securities were sold as part of ongoing investment portfolio strategies.

In 2004, shares of the Company increased 35.0% in value and the regular quarterly dividend rose 37.0% between the dividend paid in January 2004 and January 2005. The dividend was raised in each of the year’s four quarters, and provided an annual yield of 2.34% at December 31, 2004.

The Company continued to provide returns to shareholders through dividends and stock repurchases. During 2004, the Company re-approved its stock repurchase plan, which permits the repurchase of up to 5% of its outstanding shares (180,810 shares). During 2004, 21,500 shares were repurchased. On June 21, 2004, the Company declared a three-for-two stock split. The stock split was payable in the form of a stock dividend to shareholders of record as of July 9, 2004. The stock split increased outstanding common shares from

4,257,597 to 6,386,396. Cash dividends of $4,503,000 were declared during 2004.

CRITICAL ACCOUNTING POLICIES

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2004 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

The following is a description of our critical accounting policy and an explanation of the methods and assumptions underlying its application.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank’s loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances. If the allowance for loan losses is not sufficient to cover actual loan losses, the Company’s earnings could decrease.

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.
Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Statement of Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of SFAS No. 114.” Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. These assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses. Our loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. If this were to occur, we may experience significant loan losses, which would have a material adverse effect on the Bank’s operating results.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down as follows: first, loans with homogenous characteristics are pooled by loan type and include home equity loans, residential mortgages, land loans and consumer loans. Then all remaining loans are segregated into pools based upon the risk rating of each credit. Key factors in determining a credit’s risk rating include management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, and management. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at December 31, 2004, management believes the allowance for loan losses has been established and maintained at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding our allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

NET INCOME

Net income for 2004 totaled $10,377,000 or $1.64 per diluted share while net income for 2003 totaled $9,598,000, or $1.53 per diluted share, as compared to net income of $8,517,000 or $1.37 per diluted share for the year ended December 31, 2002. Net income increased $779,000 or 8.1% over 2003 and net income for 2003 increased $1,081,000 or 12.7% over 2002. Highlights for 2004 include: (i) a $1,205,000 or 5.2% increase in net interest income; (ii) a $724,000 or 15.4% increase in total other income; (iii) a provision for loan losses of $300,000 and (iv) a $567,000 or 4.4% increase in total other expenses. The provision for income taxes increased $283,000 or 5.2%.

NET INTEREST INCOME

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated statements of financial condition and its consolidated statements of income for the years indicated and reflect the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include non-performing accrual loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115.

Year Ended December 31,		2004			2003			2002
(Dollars in thousands)			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$285,058	$18,850	6.6%	$257,301	$17,971	7.0%	$228,720	$17,485	7.6%
Mortgage-backed securities	107,146	4,137	3.8	98,278	4,012	4.1	81,516	5,179	6.4
Taxable securities	57,170	2,187	3.8	59,942	2,285	3.8	41,913	1,798	4.3
Tax exempt securities (1)	53,552	2,514	4.6	43,357	2,449	5.7	42,930	2,580	6.0
Federal funds sold	7,776	98	1.2	6,581	74	1.1	16,909	295	1.7
Other securities	1,895	34	1.8	1,635	66	4.0	1,565	68	4.3
Deposits with banks	176	2	1.1	118	1	0.9	79	1	1.3
Total interest earning assets	512,773	27,822	5.4	467,212	26,858	5.7	413,632	27,406	6.6

Non interest earning assets:
Cash and due from banks	16,591			16,279			15,685
Other assets	18,671			18,972			17,908
Total assets	$548,035			$502,463			$447,225

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$258,100	$1,331	0.5%	$248,520	$1,478	0.6%	$225,278	$2,889	1.3%
Certificates of deposit of $100,000
or more	36,249	475	1.3	29,284	477	1.6	24,038	706	2.9
Other time deposits	31,907	457	1.4	33,010	597	1.8	33,042	871	2.6
Federal funds purchased	2,136	33	1.5	2,931	44	1.5	965	17	1.8
Other borrowings	3,131	55	1.8	332	5	1.5	470	7	1.5
Total interest bearing liabilities	331,523	2,351	0.7	314,077	2,601	0.8	283,793	4,490	1.6

Non interest bearing liabilities:
Demand deposits	167,765			142,269			123,915
Other liabilities	3,277			3,608			3,925
Total liabilities	502,565			459,954			411,633
Stockholders’ equity	45,470			42,509			35,592
Total liabilities and stockholders’ equity	$548,035			$502,463			$447,225

Net interest income/interest
rate spread (2)		25,471	4.7%		24,257	4.9%		22,916	5.0%

Net interest earning assets/net interest
margin (3)	$181,250	5.0%		$153,135	5.2%		$129,839	5.5%
Ratio of interest earning assets to
interest bearing liabilities	154.7%			148.8%			145.8%

Less: Tax equivalent adjustment		(899)			(890)			(920)

Net interest income		$24,572			$23,367			$21,996

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

RATE/VOLUME

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in volume of average interest earning assets and interest bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of this table, changes, which are not due solely to volume or rate changes, have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include nonaccrual loans.

Year Ended December 31,	2004 Over 2003			2003 Over 2002
(In thousands)	Changes Due To			Changes Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:

Loans (including loan fee income)	$1,676	$(797)	$879	$2,073	$(1,587)	$486
Mortgage-backed securities	353	(228)	125	926	(2,093)	(1,167)
Taxable securities	(100)	2	(98)	705	(218)	487
Tax exempt securities (1)	516	(451)	65	26	(157)	(131)
Federal funds sold	15	9	24	(140)	(81)	(221)
Other securities	9	(41)	(32)	3	(5)	(2)
Deposits with banks	1	-	1	-	-	-
Total interest earning assets	2,470	(1,506)	964	3,593	(4,141)	(548)

Interest expense on interest bearing liabilities:

Savings, N.O.W. and money market deposits	55	(202)	(147)	272	(1,683)	(1,411)
Certificates of deposit of $100,000 or more	101	(103)	(2)	131	(360)	(229)
Other time deposits	(19)	(121)	(140)	(1)	(273)	(274)
Federal funds purchased	(12)	1	(11)	30	(3)	27
Other borrowings	49	1	50	(2)	-	(2)
Total interest bearing liabilities	174	(424)	(250)	430	(2,319)	(1,889)
Net interest income	$2,296	$(1,082)	$1,214	$3,163	$(1,822)	$1,341

(1) The above table is presented on a tax equivalent basis.

Net interest income increased to $24,572,000 in 2004 from $23,367,000 in 2003 and from $21,996,000 in 2002. The increase of 5.2% over 2003 and the 6.2% increase of 2003 over 2002 reflect a continuing trend in the increase in average interest earning assets. Average interest earning assets have grown to $512,773,000 in 2004, $467,212,000 in 2003 and from $413,632,000 in 2002. The percentage increase year over year in average interest earning assets was 9.8% for 2004 over 2003 and 13.0% for 2003 over 2002. Average interest bearing liabilities increased to $331,523,000 in 2004, $314,077,000 in 2003 from $283,793,000 in 2002. The percentage increases year over year for 2004 were 5.6% and for 2003 were 10.7%. The tax adjusted net yield on average interest earning assets was 5.0% in 2004, 5.2% in 2003, and 5.5% in 2002.

The net interest margin compression continued in 2004. The decrease in the net interest margin resulted from the continued historically low interest rate environment, as well as a narrowing between short and long-term rates. The yield on the average interest earning assets decreased at a faster rate than the decrease in the cost of average interest bearing liabilities resulting in a negative impact on the net interest margin. Lower average costs for deposits did not fully offset lower asset yields. The ratio of interest earning assets to interest bearing liabilities increased to 154.7% in 2004 as compared to 148.8% in 2003 and as compared to 145.8% in 2002. Growth of interest earning assets is partially attributed to funding from non-interest bearing deposits which positively impacted the net interest margin. Amortization of premiums on mortgage-backed securities totaled approximately $1,261,000, $1,647,000, and $668,000 in 2004, 2003, and 2002, respectively. Reinvestment of cash flows at current market rates added to the shrinking net interest margin.

Total interest income increased to $26,923,000 in 2004 from $25,968,000 in 2003 and from $26,486,000 in 2002, an increase of 3.7% between 2004 and 2003 and 2.0% decrease to 2003 from 2002. The average yield on total interest earning assets for 2004 decreased to 5.4% from 5.7 % in 2003 and the average yield for 2003 decreased to 5.7% from 6.6% for 2002. Interest income on loans increased by $879,000 for 2004 over 2003 and $486,000 for 2003 over 2002 while average loans increased 10.8% to $285,058,000 in 2004 versus 2003 and 12.5% to $257,301,000 in 2003 from $228,720,000 in 2002. The yield on average loans for 2004 decreased to 6.6% from

7.0% in 2003 and the average yield for 2003 decreased to 7.0% from 7.6% for 2002. While the Bank has been successful in growing the loan portfolio, the sustained low interest rate environment mitigated the benefit to the net interest income and margin.

Interest income on investment in debt and equity securities increased $51,000 or 0.6% in 2004 from 2003 and 2003 decreased $783,000 or 9.0% from 2002. Average total securities increased 8.1% to $219,763,000 in 2004 from 2003 and 21.0% to $203,212,000 in 2003 from $167,924,000 in 2002. The tax adjusted average yield on total securities decreased to 4.0% in 2004 from 2003 and 4.3% in 2003 from 5.7% in 2002. Average federal funds sold increased $1,195,000 or 18.2% from 2003 and decreased $10,328,000 or 61.1% in 2003 from the prior year.

Interest expense decreased $250,000 to $2,351,000 in 2004 from 2003 and decreased $1,889,000 to $2,601,000 in 2003 from $4,490,000 in 2002. The decrease of 9.6% in 2004 and the decrease of 42.1% in 2003 in interest expense were caused by the cost of average interest bearing liabilities decreasing to 0.7% in 2004 and 0.8% in 2003 from 1.6% during 2002. Average federal funds purchased and overnight borrowings totaled $5,267,000 and $3,263,000 in 2004 and 2003, respectively. While average federal funds purchased decreased, the average balance for overnight borrowings increased.

Provision for Loan Losses
Total loans grew $22,946,000 or 8.4% since year end 2003 and $24,800,000 or 10.0% during 2003. Average loans grew $27,757,000 or 10.8% during 2004 over 2003 and $28,581,000 or 12.5% during 2003 when compared to the prior year. Real estate mortgage loans were the largest contributor for both 2004 and 2003 and increased $23,556,000 or 11.1% and $24,030,000 or 12.7%, respectively. Growth in real estate loans is primarily attributed to an increase in commercial mortgages and increases in the home equity loan portfolio. Installment/consumer loans were the next largest and increased $580,000 or 9.5% during 2004 while decreasing $1,906,000 or 23.8% during 2003. Commercial loans increased $532,000 or 1.6% from 2003 and 2003 decreased $4,882,000 or 12.6% from 2002. Fixed rate loans represented 14.9%, 16.5%, and 17.0% of total loans at December 31, 2004, 2003, and 2002, respectively.

The performance of the loan portfolio continued to be strong for the years ended December 31, 2004 and 2003. Nonaccrual loans increased $1,543,000 to $1,695,000 in 2004 from 2003. In 2003, nonaccrual loans decreased $48,000 to $152,000 from $200,000 at year end 2002. This represents 0.6% and 0.1% of net loans at December 31, 2004 and 2003, respectively. Subsequent to December 31, 2004, three loans having a total principal amount of $1,288,000 were removed from the nonaccrual list due to two loans returning to accrual status and one loan being repaid. The Company had no foreclosed real estate at December 31, 2004 and 2003.

Net charge-offs were $256,000, $150,000 and $155,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The ratio of allowance for loan losses to nonaccrual loans was 129.1%, 1410.5%, and 1147.0% at December 31, 2004, 2003, and 2002, respectively.

Loans of approximately $7,679,000, $8,706,000 and $8,417,000 at December 31, 2004, 2003, and 2002, respectively were classified as potential problem loans. This represents 2.6%, 3.2% and 3.4% of total loans at December 31, 2004, 2003, and 2002, respectively. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Management does not believe that the Bank will sustain a material loss on these relationships.

Based on portfolio growth, increases in nonaccrual loans, and net charge-offs, a provision for loan losses of $300,000 was recorded in 2004. No provision was recorded in 2003, but a provision for loan losses of $220,000 was made for 2002. The allowance for loan losses increased to $2,188,000 at December 31, 2004, but decreased to $2,144,000 at December 31, 2003, as compared to $2,294,000 at December 31, 2002. As a percentage of total loans, the allowance was 0.74%, 0.78%, and 0.92% at December 31, 2004, 2003, and 2002, respectively.

The following table sets forth changes in the allowance for loan losses.

December 31,	2004	2003	2002	2001	2000
(In thousands)

Allowance for loan losses
balance at beginning of period	$2,144	$2,294	$2,249	$2,100	$1,971

Charge-offs:
Real estate mortgage loans	3	38	4	-	9
Real estate construction loans	-	-	-	-	-
Commercial, financial and agricultural loans	302	163	212	108	62
Installment/consumer loans	65	148	22	59	36
Total	370	349	238	167	107

Recoveries:
Real estate mortgage loans	23	13	8	29	58
Real estate construction loans	-	-	-	-	-
Commercial, financial and agricultural loans	61	90	44	12	1
Installment/consumer loans	30	96	31	51	72
Total	114	199	83	92	131

Net charge-offs (recoveries)	256	150	155	75	(24)
Provision for loan losses
charged to operations	300	-	220	323	105
Balance before reclass to other liabilities	2,188	2,144	2,314	2,348	2,100

Net change in other liabilities portion allocated to
off balance sheet items	-	-	(20)	(99)	-

Balance at end of period	$2,188	$2,144	$2,294	$2,249	$2,100
Ratio of net charge-offs during period
to average loans outstanding	0.09%	0.06%	0.07%	0.04%	(0.01%)

Allocation of Allowance for Loan Losses
The following table sets forth the allocation of the total allowance for loan losses by loan type.

Year Ended December 31,	2004		2003		2002		2001		2000
(In thousands)		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		To Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and
agricultural loans	$315	11.6%	$272	12.4%	$591	15.6%	$505	13.1%	$560	14.2%
Real estate construction loans	148	6.2	148	7.3	227	5.0	337	4.1	305	7.1
Real estate mortgage loans	1,659	80.0	1,663	78.1	1,160	76.2	1,160	79.9	1,031	75.3
Installment/consumer loans	66	2.2	61	2.2	316	3.2	247	2.9	204	3.4
Total	$2,188	100.0%	$2,144	100.0%	$2,294	100.0%	$2,249	100.0%	$2,100	100.0%

Non Interest Income
Total other income increased by $724,000 or 15.4% in 2004 to $5,440,000 as compared to an increase of $1,311,000 or 38.5% to $4,716,000 in 2003 compared to $3,405,000 in 2002. The significant increases were due to the increased activity of Bridge Abstract in 2004 and 2003 and net gains on sales of securities in 2003. Net gains on securities of $734,000 and $826,000 were recognized in 2004 and 2003, respectively, while there were no sales of securities during 2002. Service charges on deposit accounts for the year ended December 31, 2004 totaled $2,328,000, an increase of $50,000 over 2003. At December 31, 2003, service charges were $2,278,000, an increase of $254,000 or 12.5% from 2002 due in part to the number of accounts increasing. Fees for other customer services totaled $1,341,000 in 2004, $1,185,000 in 2003, and $1,184,000 in 2002, reflecting steady increases.

Bridge Abstract, the Bank’s investment in its title insurance subsidiary, generated title fee income of $866,000, $342,000, and $96,000 in 2004, 2003, and 2002, respectively. Increases were due primarily to increased volume of transactions as a result of business development efforts that supported the continuing growth.

Other operating income for the year ended December 31, 2004 totaled $171,000, an increase of $86,000 or 101.2% from the prior year. Other operating income for 2003 totaled $85,000, a decrease of $16,000 or 15.8% over 2002.

Non Interest Expense
Other expenses increased by $567,000 or 4.4% in 2004 to $13,564,000 from $12,997,000 in 2003 and 2003 increased $1,055,000 or 8.8% from $11,942,000 in 2002. Increases occurred in all of the components of other expenses due to an increase in costs as well as an increase in overall growth due to increased volume of transactions. The primary component of this change included an increase in salaries and employee benefits of $556,000 or 8.1% in 2004 and $535,000 or 8.4% in 2003. Increases in staff were necessary as business operations expanded, as well as to comply with the increased regulatory burden as the Company met thresholds in both asset size and market capitalization.

Included in employee benefits is the expense of $297,000, $179,000, and $155,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in the pension expense in 2004 is due in part to a decrease in the return on assets as a result of the low interest rate environment. See Note 7.a to the Consolidated Financial Statements. The pension expense is based upon a standard set of assumptions: discount rate, salary scale and the expected return on assets. The Bank continually reviews these assumptions to ensure the appropriate expense is recorded and a sufficient level of funding is maintained. Various factors were reviewed to determine these assumptions including, but not limited to Moody’s ratings, U.S. Treasury rates, and other trends.

Other operating expenses for the year ended December 31, 2004 totaled $3,115,000, a decrease of $43,000 or 1.4% compared to 2003 and 2003 totaled $3,158,000, an increase of $295,000 or 10.3% over 2002. Increases in 2003 over 2002 were primarily attributable to increases in professional fees and expenses of Bridge Abstract.

Provision for Income Taxes
The provision for income taxes for December 31, 2004, 2003, and 2002 was $5,771,000, $5,488,000, and $4,722,000, respectively. This increase was due to income before income taxes increasing to $16,148,000 in 2004, $15,086,000 in 2003 from $13,239,000 in 2002. The effective tax rate was 35.7%, 36.4% and 35.7% for the years ended December 31, 2004, 2003, and 2002, respectively.

Under the New York State taxation, 60% of the dividends from BCI, the real estate investment trust, to the Bank are excluded from taxable income. The 2005-2006 New York State Executive Budget is proposing to conform to the federal tax treatment by including all dividends as taxable income at the New York State level. Based on the current composition of the balance sheet of both the Bank and BCI and current market interest rates, management estimates the effect of this proposal becoming law would increase the income tax expense by up to approximately $200,000 on an annual basis.

FINANCIAL CONDITION

The assets of the Company totaled $547,200,000 at December 31, 2004, an increase of $35,587,000 or 7.0% from the previous year-end. This increase mainly results from an increase in total loans of $22,946,000 or 8.4% and an increase in total securities of $15,497,000 or 7.4%.

Loans
The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area on eastern Long Island. The local economic conditions on eastern Long Island have a significant impact on the volume of loan origination and the quality of our loans, the ability of borrowers to repay these loans and the value of collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, because the Company has a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

The Bank targets its business lending and marketing strategy towards loans that primarily serve the banking and financial services needs of small- to medium-sized businesses. These small- to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the results of operations and financial condition may be adversely affected.

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Risks associated with real estate loans include concentrations of loans in a certain loan type such as commercial real estate and fluctuating values of land and improved properties. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrowers’ unemployment as a result of deteriorating economic conditions or the amount and nature of a borrowers’ other existing indebtedness, and the value of the collateral securing the loans if the Bank must take possession of the collateral. Consumer loans also have risks associated with concentrations of loans in a single type of loan.

The Company’s policy for charging off loans is a multi-step process. A loan is considered a potential charge-off when it is in default of either principal or interest for a period of 90, 120 or 180 days, depending upon the loan type, as of the end of the prior month. In addition to date criteria, other triggering events may include, but are not limited to, notice of bankruptcy, death of the borrower, and deficiency balance from the sale of collateral. These loans identified are presented for evaluation at the regular meeting of the Classification Committee. The recovery of charged-off balances is actively pursued until the potential for recovery has been exhausted or until the expense of collection does not justify the recovery efforts.

Total loans grew $22,946,000 or 8.4% since year end 2003. Average loans grew by $27,757,000 or 10.8% when compared to the prior year. Certain components of the loan portfolio contributed to the growth: real estate mortgage loans increased $23,556,000 or 11.1%, installment/consumer loans increased $580,000, commercial loans increased $532,000 while real estate construction loans decreased $1,585,000 or 7.9% since December 31, 2003.

The following table sets forth the major classifications of loans:

December 31,	2004	2003	2002	2001	2000
(In thousands)
Real estate mortgage loans	$236,812	$213,256	$189,226	$172,214	$151,598
Commercial, financial, and agricultural loans	34,342	33,810	38,692	28,281	28,475
Installment/consumer loans	6,685	6,105	8,011	6,149	6,838
Real estate construction loans	18,452	20,037	12,520	8,784	14,291

Total loans	296,291	273,208	248,449	215,428	201,202
Unearned income	(157)	(20)	(61)	(66)	(110)
	296,134	273,188	248,388	215,362	201,092
Allowance for loan losses	(2,188)	(2,144)	(2,294)	(2,249)	(2,100)
Net loans	$293,946	$271,044	$246,094	$213,113	$198,992

Selected Loan Maturity Information
The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgages and consumer loans to individuals as of December 31, 2004:

		After One
	Within One	But Within	After
	Year	Five Years	Five Years	Total
(In thousands)

Commercial loans	$12,234	$17,704	$4,404	$34,342
Construction loans (1)	3,089	3,573	11,790	18,452
Total	$15,323	$21,277	$16,194	$52,794

Rate provisions:
Amounts with fixed interest rates	$2,255	$9,663	$4,198	$16,116
Amounts with variable interest rates	13,068	11,614	11,996	36,678
Total	$15,323	$21,277	$16,194	$52,794

(1)
Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically convert to amortization at the end of the construction phase.

Past Due, Nonaccrual and Restructured Loans
The following table sets forth selected information about past due, nonaccrual and restructured loans.

December 31,	2004	2003	2002	2001	2000
(In thousands)

Loans 90 days or more past due and still accruing	$-	$-	$-	$-	$-
Nonaccrual loans	1,695	152	200	532	769
Restructured loans	-	-	-	-	-
Other real estate owned, net	-	-	-	-	-
Total	$1,695	$152	$200	$532	$769

Year Ended December 31,	2004	2003	2002	2001	2000
Gross interest income that would have been recorded during the year under original terms:

Nonaccrual loans	$16	$9	$13	$66	$97
Restructured loans	-	-	-	-	-

Gross interest income recorded during the year:
Nonaccrual loans	$12	$6	$4	$17	$10
Restructured loans	-	-	-	-	-

Commitments for additional funds	-	-	-	-	-

Securities
Total securities increased to $225,234,000 at December 31, 2004 from $209,737,000 at December 31, 2003. The available for sale portfolio increased 4.4% to $204,021,000. Excess funds were deployed into all categories of investment in debt and equity securities. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. U.S. Treasury and government agency securities decreased to $54,039,000 at December 31, 2004 from $54,169,000 at December 31, 2003, while mortgage-backed securities increased by $4,473,000 and state and municipal obligations increased by $4,000,000. The Bank continued to maintain its levels of mortgaged-backed securities, which represented approximately 52.4% of the available for sale balance at December 31, 2004 as compared to 52.5% at the prior year end. A change in market rates was the primary reason for the net decrease in unrealized depreciation in securities available for sale, which decreased other comprehensive income.

A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:

December 31,				2004				2003				2002
(In thousands)
		Gross	Grass	Estimated		Gross	Grass	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and government
agency securities	$53,736	$519	$(216)	$54,039	$52,855	$1,479	$(165)	$54,169	$55,683	$2,282	$-	$57,965
State and municipal obligations	40,027	1,098	(81)	41,044	35,495	1,619	(70)	37,044	33,235	1,751	(3)	34,983
Mortgage-backed securities	107,609	483	(1,133)	106,959	102,463	1,124	(1,101)	102,486	84,716	3,136	-	87,852
Federal Reserve Bank Stock	36	-	-	36	36	-	-	36	36	-	-	36
Federal Home Loan Bank Stock	1,943	-	-	1,943	1,606	-	-	1,606	1,580	-	-	1,580
Total available for sale	203,351	2,100	(1,430)	204,021	192,455	4,222	(1,336)	195,341	175,250	7,169	(3)	182,416
Held to maturity:
State and municipal obligations	21,213	-	(82)	21,131	14,396	-	(17)	14,379	11,023	9	-	11,032
Total held to maturity	21,213	-	(82)	21,131	14,396	-	(17)	14,379	11,023	9	-	11,032
Total debt and equity securities	$224,564	$2,100	$(1,512)	$225,152	$206,851	$4,222	$(1,353)	$209,720	$186,273	$7,178	$(3)	$193,448

Deposits and Borrowings
Overnight borrowings increased $20,800,000 to $26,700,000 from the prior year-end as the Bank took advantage of borrowing lines during seasonal deposit outflows. Total deposits increased $12,152,000 or 2.7% over 2003. The growth in the actual deposits slowed as compared to prior years primarily due to a drop in public funds. Demand deposits decreased $1,039,000 or 0.7%. Savings, N.O.W. and money market deposits increased $12,967,000 or 5.6%. This increase is primarily attributed to an increase in N.O.W. and savings deposits in individual, partnership and corporate accounts, offset by a decrease in money market funds for individual, partnership and corporate accounts and public fund accounts. Certificates of deposit of $100,000 or more decreased $535,000 or 1.5% over December 31, 2003 and other time deposits increased $759,000 or 2.4% over the prior year.

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

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions (see Note 1.l to the Consolidated Financial Statements), dividends from the Bank to the Company at December 31, 2004 were limited to $14,731,000, which represents the Bank’s 2004 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 15% of total assets. At December 31, 2004, the Bank had aggregate lines of credit of $42,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $22,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of December 31, 2004, the amount of overnight borrowings was $26,700,000.

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

The following represents commitments outstanding at December 31, 2004:

	Total Amounts Committed	Less than One Year	One to Three Years	Four to Five Years	Over Five Years
(In thousands)
Operating leases	$2,958	$464	$811	$410	$1,273
Purchase obligation	1,750	1,500	250	-	-
Standby letters of credit	1,803	1,447	342	14	-
Loan commitments outstanding (1)	6,090	6,090	-	-	-
Unused equity lines	37,233	3,227	11,465	22,256	285
Unused construction lines	10,123	554	3,927	-	5,642
Unused lines of credit	21,751	13,367	3,754	850	3,780
Unused overdraft lines	11,408	7,423	2,917	964	104
Total commitments outstanding	$93,116	$34,072	$23,466	$24,494	$11,084

(1) Of the $6,090 of loan commitments outstanding, all are variable rate commitments.

CAPITAL RESOURCES

Stockholders’ equity increased to $47,213,000 at December 31, 2004 from $42,794,000 at December 31, 2003 as a result of undistributed net income, less the change in net unrealized appreciation in securities available for sale, net of tax, and the issuance of shares of common stock pursuant to the equity incentive plan. The ratio of average stockholders’ equity to average total assets decreased to 8.30% at year end 2004 from 8.46% at year end 2003.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the minimum risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 11 to the Consolidated Financial Statements). Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required capital levels and which is sufficient to support Company growth. Additionally, the Company has the ability to issue additional common stock and/or trust preferred securities should the need arise.

The Company had returns on average equity of 22.82%, 22.58%, and 23.93% and returns on average assets of 1.89%, 1.91%, and 1.90% for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company utilizes cash dividends and stock repurchases to manage capital levels. Cash paid for dividends totaled $5,790,000 in 2004 including the special dividend, as compared to $2,943,000 and $2,480,000 in 2003 and 2002, respectively. The dividend payout ratio for 2004 was 43.39%.

On May 17, 2004, the Company re-approved its stock repurchase plan allowing the repurchase of up to 5% of its current outstanding shares, 180,810 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully, although opportunities to repurchase shares at the volumes required by law have been limited over the past two years. During 2004, 21,500 shares were repurchased.

On June 21, 2004, the Company declared a three-for-two stock split. The stock split was payable in the form of a stock dividend to shareholders of record as of July 9, 2004. The stock split increased outstanding common shares from 4,257,597 to 6,386,306.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and notes thereto presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Changes in interest rates could aversely affect our results of operations and financial condition. Interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1.r of Notes to Consolidated Financial Statements.

ASSET AND LIABILITY MANAGEMENT

Management considers interest rate risk to be the most significant market risk for the Company. Market risk is the risk of loss from adverse changes in market prices and rates. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates.

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

The Company’s Asset and Liability Committee evaluates periodically, but at least four times a year, the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the full Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be better able to respond to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Significant increases in the level of market interest rates may adversely affect the fair value of securities and other interest earning assets. At December 31, 2004, $211,772,000 or 94.0% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholder’s equity. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Increases in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, and therefore an increase in the average life of such loans, may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates. Because of the current historically low rate environment, the simulation modeled was a 100 basis point shift downward at December 31, 2004. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at December 31, 2004

2004
Change in Interest	Potential Change
Rates in Basis Points	in Net
(RATE SHOCK)	Interest Income

	$ Change	% Change
200	$(472,000)	(1.84)%
Static	-	-
(100)	$220,000	0.86%

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

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals, prepayment penalties and product preference changes and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to, or anticipating changes in interest rates and market conditions.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$8,744	$12,906
Interest earning deposits with banks	118	133
Total cash and cash equivalents	8,862	13,039

Securities available for sale, at fair value	202,042	193,699
Securities, restricted	1,979	1,642
Securities held to maturity (fair value of $21,131 and $14,379, respectively)	21,213	14,396
Total securities, net	225,234	209,737

Loans	296,134	273,188
Less:
Allowance for loan losses	(2,188)	(2,144)
Loans, net	293,946	271,044

Banking premises and equipment, net	13,817	11,623
Accrued interest receivable	2,469	2,359
Other assets	2,872	3,811
Total Assets	$547,200	$511,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$158,366	$159,405
Savings, N.O.W. and money market deposits	242,814	229,847
Certificates of deposit of $100,000 or more	35,306	35,841
Other time deposits	32,825	32,066
Total deposits	469,311	457,159

Overnight borrowings	26,700	5,900
Accrued interest payable	273	266
Other liabilities and accrued expenses	3,703	5,494
Total Liabilities	499,987	468,819

Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,254,489 and 4,155,595 shares,
outstanding at December 31, 2004 and 2003, respectively	64	43
Surplus	21,462	21,194
Undivided profits	27,856	21,982
Less: Treasury Stock at cost, 131,817 and 102,002 shares at December 31, 2004 and 2003, respectively	(2,330)	(1,909)
Unearned stock awards	(121)	(81)
	46,931	41,229
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of taxes of $267 and $1,151 at December 31, 2004 and 2003,
respectively	403	1,736
Net minimum pension liability, net of taxes of $81 and $113 at December 31, 2004 and 2003, respectively	(121)	(171)
Total Stockholders’ Equity	47,213	42,794
Total Liabilities and Stockholders’ Equity	$547,200	$511,613

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

Year Ended December 31,	2004	2003	2002

Interest income:
Loans	$18,850	$17,971	$17,485
Mortgage-backed securities	4,137	4,012	5,179
U.S. Treasury and government agency securities	2,187	2,285	1,798
State and municipal obligations	1,615	1,559	1,660
Federal funds sold	98	74	295
Other securities	34	66	68
Deposits with banks	2	1	1
Total interest income	26,923	25,968	26,486

Interest expense:
Savings, N.O.W. and money market deposits	1,331	1,478	2,889
Certificates of deposit of $100,000 or more	475	477	706
Other time deposits	457	597	871
Federal funds purchased	33	44	17
Other borrowed money	55	5	7
Total interest expense	2,351	2,601	4,490

Net interest income	24,572	23,367	21,996
Provision for loan losses	300	-	220

Net interest income after provision for loan losses	24,272	23,367	21,776

Other income:
Service charges on deposit accounts	2,328	2,278	2,024
Fees for other customer services	1,341	1,185	1,184
Net securities gains	734	826	-
Title fee income	866	342	96
Other operating income	171	85	101
Total other income	5,440	4,716	3,405

Other expenses:
Salaries and employee benefits	7,456	6,900	6,365
Net occupancy expense	1,283	1,226	1,136
Furniture and fixture expense	980	1,013	974
Advertising	356	378	355
Data/Item processing	374	322	249
Other operating expenses	3,115	3,158	2,863
Total other expenses	13,564	12,997	11,942

Income before provision for income taxes	16,148	15,086	13,239
Provision for income taxes	5,771	5,488	4,722
Net income	$10,377	$9,598	$8,517
Basic earnings per share	$1.66	$1.55	$1.38
Diluted earnings per share	$1.64	$1.53	$1.37

All per share amounts have been adjusted for the stock split.

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

								Accumulated
								Other
	Common Stock						Unearned	Comprehensive
	Shares			Comprehensive	Undivided	Treasury	Stock	Income
	Outstanding	Amount	Surplus	Income (1)	Profits	Stock	Awards	(Loss)	Total

Balance at December 31, 2001	4,166,264	43	$21,154		$11,240	$(1,608)		$2,032	$32,861
Net income				$8,517	8,517				8,517
Purchase of treasury stock	(57,000)					(1,067)			(1,067)
Stock awards vested	3,222		7			53			60
Exercise of stock options	5,500		(36)			98			62
Cash dividends declared, $0.41 per share					(2,518)				(2,518)
Other comprehensive income, net of tax
Unrealized net gains in securities available for sale				2,248				2,248	2,248
Minimum pension liability adjustment				(192)				(192)	(192)
Comprehensive Income				10,573
Balance at December 31, 2002	4,117,986	43	21,125		17,239	(2,524)		4,088	39,971
Net income				9,598	9,598				9,598
Stock awards vested	4,872		42			81	$40		163
Stock awards granted			34			87	(121)		-
Exercise of stock options, net of tax benefit	32,737		(7)		38	447			478
Cash dividends declared, $0.78 per share					(4,893)				(4,893)
Other comprehensive income, net of tax
Unrealized net losses in securities available for sale				(2,597)				(2,597)	(2,597)
Minimum pension liability adjustment				74				74	74
Comprehensive Income				7,075
Balance at December 31, 2003	4,155,595	43	21,194		21,982	(1,909)	(81)	1,565	42,794
Net income				10,377	10,377				10,377
Stock awards vested	5,040		30			66	73		169
Stock awards granted			58			55	(113)		-
Exercise of stock options, net of tax benefit	24,417		201			69			270
Treasury stock purchases	(20,000)					(611)			(611)
Cash dividends declared, $0.72 per share					(4,503)				(4,503)
Effect of three-for-two stock split (in the form of a stock dividend)	2,089,437	21	(21)						-
Other comprehensive income, net of tax
Unrealized net losses in securities available for sale				(1,333)				(1,333)	(1,333)
Minimum pension liability adjustment				50				50	50
Comprehensive Income				9,094
Balance at December 31, 2004	6,254,489	$64	$21,462		$27,856	$(2,330)	$(121)	$282	$47,213

(1) Disclosure of reclassification amount:
December 31,	2004	2003	2002
Comprehensive Income Items:
Unrealized (loss)/gain arising during the period, net of tax
of $591, $1,357 and $1,447 in 2004, 2003 and 2002	$(891)	$(2,098)	$2,248
Less: reclassification adjustment, net of taxes
of $293, $327, $0 in 2004, 2003 and 2002
for losses/(gains) included in income	442	499	-
	$(1,333)	$(2,597)	$2,248

All per share amounts have been adjusted for the stock split.

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2004	2003	2002

Operating activities:
Net Income	$10,377	$9,598	$8,517
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	300	-	220
Depreciation and amortization	950	956	982
Amortization and accretion, net	1,261	2,059	1,618
Earned or allocated expense of restricted stock awards	73	40	60
SERP expense	149	142	107
Net securities gains	(734)	(826)	-
(Increase) decrease in accrued interest receivable	(110)	249	(455)
(Provision) benefit for deferred income taxes	(179)	(37)	21
Decrease (increase) in other assets	1,118	(2,526)	629
Increase in accrued and other liabilities	436	243	3
Net cash provided by operating activities	13,641	9,898	11,702

Investing activities:
Purchases of securities available for sale	(96,157)	(146,393)	(99,930)
Purchases of securities held to maturity	(21,213)	(14,421)	(12,946)
Proceeds from sales of securities available for sale	56,005	71,637	-
Proceeds from maturing securities available for sale	4,750	4,752	10,385
Proceeds from maturing securities held to maturity	14,396	11,022	17,859
Proceeds from principal payments on mortgage-backed securities	23,980	51,592	36,534
Net increase in loans	(23,202)	(24,950)	(33,201)
Purchases of banking premises and equipment	(3,144)	(2,752)	(2,028)
Net cash used by investing activities	(44,585)	(49,513)	(83,327)

Financing activities:
Net increase in deposits	12,165	50,750	49,254
Increase (decrease) in other borrowings	20,800	(6,400)	12,300
Payment for the purchase of treasury stock	(611)	-	(1,067)
Net proceeds from exercise of stock options
issued pursuant to equity incentive plan	203	440	62
Cash dividends paid	(5,790)	(2,943)	(2,480)
Net cash provided by financing activities	26,767	41,847	58,069

(Decrease) increase in cash and cash equivalents	(4,177)	2,232	(13,556)
Cash and cash equivalents beginning of year	13,039	10,807	24,363
Cash and cash equivalents end of year	$8,862	$13,039	$10,807

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$2,344	$2,726	$3,973
Income taxes	$5,336	$5,501	$3,526
Noncash investing and financing activities:
Dividends declared and unpaid	$1,313	$2,609	$659

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York as a single bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank includes its real estate investment trust subsidiary, Bridgehampton Community, Inc. and a financial subsidiary, Bridgehampton Abstract Holding LLC, which has a 100% ownership in an investment in Bridge Abstract LLC (“Bridge Abstract”). Effective April 1, 2004, Bridgehampton Abstract Holding LLC acquired 100% ownership of Bridge Abstract from 51% ownership. Subsequent to December 31, 2004, Bridgehampton Abstract Holding LLC was dissolved. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and to general practices within the financial institution industry. The following is a description of the significant accounting policies that the Company follows in preparing its Consolidated Financial Statements.

a) Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements are prepared on the accrual basis of accounting and include the accounts of the Company and its wholly-owned subsidiary, the Bank. All material intercompany transactions and balances have been eliminated.

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of each consolidated statement of condition and the related consolidated statement of income for the years then ended. Future results could differ from those estimates. The allowance for loan losses, fair values of financial instruments, stock options, deferred taxes, prepayment speeds on mortgage-backed securities, and pension are particularly subject to change.

b) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold, which mature overnight. Cash flows are reported net for customer loan and deposit transactions and overnight borrowings.

c) Securities

The Company is required to report readily-marketable equity and debt securities in one of the following categories: (i) “held-to-maturity” (management has a positive intent and ability to hold to maturity), which are to be reported at amortized cost and (ii) “available for sale” (all other debt and marketable equity securities), which are to be reported at fair value, with unrealized gains and losses reported net of tax, as accumulated other comprehensive income, a separate component of stockholders’ equity. Restricted securities, as disclosed on the balance sheet including Federal Home Loan Bank stock and Federal Reserve Bank stock, are carried at cost.

Premiums and discounts on investment in debt and equity securities are amortized to expense and accreted to income over the estimated life of the respective securities using the interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

d) Loans and Loan Interest Income Recognition

Loans are stated at the principal amount outstanding, less net deferred origination and commitment fees. Loan origination and commitment fees and certain direct costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized balance is recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. Loans that are 90 days past due are automatically placed on nonaccrual; however, loans are evaluated on a case-by-case basis. Interest income is not accrued or recognized on nonaccrual loans until payments are received. Payments received are applied first to interest due (interest is calculated as if the note had remained active) and then to principal.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfall generally are not classified as impaired.

e) Allowance for Loan Losses

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at December 31, 2004, management believes the allowance for loan losses is adequate.

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

g) Other Real Estate Owned

Other real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure and is recorded at the lower of the net unpaid principal balance at the foreclosure date plus acquisition costs or fair value. Subsequent valuation adjustments are made if fair value less estimated costs to sell the property falls below the carrying amount. At December 31, 2004 and 2003, the Company carried no other real estate owned.

h) Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer-financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

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

l) Dividends

Cash available for dividend distribution to shareholders of the Company must initially come from dividends paid by the Bank to the Company. The approval of the Regional Administrator of National Banks is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. The Bank had approximately $14,731,000 available as of December 31, 2004, which may be paid to the Company as a dividend without prior approval.

m) Stock Activity

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

The transactions affecting common stock issued and outstanding and treasury stock are reflected in the table below:

	Common Stock
	Shares Issued	Shares Issued and Outstanding	Treasury Stock
Balance at December 31, 2003	4,257,597	4,155,595	102,002

Stock awards vested		5,040	(5,040)
Exercise of stock options		21,417	(21,417)
Purchase of Treasury Stock		(3,000)	3,000
Effect of three for two stock split	2,128,798	2,089,526	39,272
Fractional shares	(89)	(89)
Exercise of stock options		3,000	(3,000)
Purchase of Treasury Stock		(17,000)	17,000

Balance at December 31, 2004	6,386,306	6,254,489	131,817

n) Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

o) Stock Based Compensation Plans

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

For the Year Ended		2004	2003	2002
(In thousands, except per share amounts)

Net Income:	As Reported:	$10,377	$9,598	$8,517
Pro Forma:		10,332	9,514	8,441
Diluted EPS:	As Reported:	$1.64	$1.53	$1.37
Pro Forma:		1.64	1.52	1.35
Basic EPS:	As Reported:	$1.66	$1.55	$1.38
Pro Forma:		1.65	1.53	1.37

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the following years:

For the Year Ended	2004	2003	2002

Risk free interest rate	3.02%	3.10%	4.85%
Expected dividend yield	2.75%	3.19%	3.24%
Expected volatility	23.5%	44.4%	45.6%

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

q) Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

r) New Accounting Standards

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments.” According to the release, the fair value of the loan commitment is determined without considering the value of future cash flows related to servicing the loan, and thus the fair value represents the value of having to make a loan at what may become a below-market rate. This guidance is applicable for mortgage loan commitments for loans held-for-sale entered into April 1, 2004 or later. In management’s opinion, the adoption of SAB 105 did not have a material effect on the Company’s consolidated financial statements.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-1-1, which has delayed the effective date for the measurement and recognition guidance of EITF 03-1. The comment period is currently open related to this staff position. The implementation date is unknown until further guidance is issued by the FASB. We are currently evaluating the impact of adopting EITF 03-1.

SFAS 123R, “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified as of the beginning of the first quarter or annual reporting period that begins after June 15, 2005. Compensation cost will also be recorded on the date of grant as the Company’s options vest immediately. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date and so cannot currently be predicted. No existing options vest after adoption date so no additional compensation expense will be recorded subsequent to the date of adoption with respect to outstanding options. There will be no significant effect on financial position as total equity will not change.

SFAS 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.

Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. This guidance is effective for all applicable transactions entered into December 15, 2004 or later.

The effect of these other new standards on the Company’s financial position and results of operations is not expected to be material upon and after adoption.

r) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. SECURITIES

A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:

December 31,				2004				2003
(In thousands)
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and government
agency securities	$53,736	$519	$(216)	$54,039	$52,855	$1,479	$(165)	$54,169
State and municipal obligations	40,027	1,098	(81)	41,044	35,495	1,619	(70)	37,044
Mortgage-backed securities	107,609	483	(1,133)	106,959	102,463	1,124	(1,101)	102,486
Federal Reserve Bank Stock	36	-	-	36	36	-	-	36
Federal Home Loan Bank Stock	1,943	-	-	1,943	1,606	-	-	1,606
Total available for sale	203,351	2,100	(1,430)	204,021	192,455	4,222	(1,336)	195,341
Held to maturity:
State and municipal obligations	21,213	-	(82)	21,131	14,396	-	(17)	14,379
Total held to maturity	21,213	-	(82)	21,131	14,396	-	(17)	14,379
Total debt and equity securities	$224,564	$2,100	$(1,512)	$225,152	$206,851	$4,222	$(1,353)	$209,720

Securities with unrealized losses at year-end 2004 and 2003, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31,				2004				2003
(In thousands)
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and government
agency securities	$26,832	$216	$-	$-	$17,778	$165	$-	$-
State and municipal obligations	26,343	127	1,070	35	12,308	87	-	-
Mortgage-backed securities	35,146	336	30,816	798	55,885	1,101	-	-
Total temporarily impaired securities	$88,321	$679	$31,886	$833	$85,971	$1,353	$-	$-

Unrealized losses on securities have not been recognized into income, as the losses on these securities would be expected to dissipate as they approach their maturity dates. The Company evaluates securities for other-than-temporary impairment periodically with increased frequency when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield (based on the estimated annual income divided by the average book value) at December 31, 2004. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

December 31, 2004
(Dollars in thousands)	Within			After One But			After Five But			After			No
	One Year			Within Five Years			Within Ten Years			Ten Years			Maturity			Total
	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount
Available for sale:
U.S. Treasury and
government agency
securities	$324	$325	3.89%	$53,715	$53,411	6.06%	$-	$-	-%	$-	$-	-%	$-	$-	-%	$54,039	$53,736
Mortgage-backed
securities	-	-	-	-	-	-	28,545	28,543	6.08	78,414	79,066	6.45	-	-	-	106,959	107,609
State and municipal
obligations	2,678	2,670	4.01	23,590	22,821	5.71	10,698	10,648	4.67	4,078	3,888	6.96	-	-	-	41,044	40,027
Nonmarketable equity
securities:
Federal Reserve Bank
Stock	-	-	-	-	-	-	-	-	-	-	-	-	36	36	3.00	36	36
Federal Home Loan
Bank Stock	-	-	-	-	-	-	-	-	-	-	-	-	1,943	1,943	1.70	1,943	1,943
Total available for sale	3,002	2,995	4.00	77,305	76,232	5.96	39,243	39,191	5.70	82,492	82,954	6.47	1,979	1,979	1.72	204,021	203,351

Held to maturity:
State and municipal
obligations	21,131	21,213	2.10	-	-	-	-	-	-	-	-	-	-	-	-	21,131	21,213
Total held to maturity	21,131	21,213	2.10	-	-	-	-	-	-	-	-	-	-	-	-	21,131	21,213

Total debt and equity
securities	$24,133	$24,208	2.33%	$77,305	$76,232	5.96%	$39,243	$39,191	5.70%	$82,492	$82,954	6.47%	$1,979	$1,979	1.72%	$225,152	$224,564

There were $56,005,000 and $71,637,000 of proceeds on sales of available for sale securities in 2004 and 2003, respectively. There were no sales in 2002. Gross gains of approximately $1,126,000 and $1,461,000 were realized on sales of available for sale securities during 2004 and 2003, respectively. Gross losses of approximately $392,000 and $635,000 were realized on sales of available for sale securities during 2004 and 2003, respectively. There were no sales of held to maturity securities during 2004, 2003 and 2002.

Securities having a fair value of approximately $110,479,000, and $122,219,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits.

There was no investment that exceeded 10% of stockholders’ equity at December 31, 2004.

3. LOANS

The following table sets forth the major classifications of loans:

December 31,	2004	2003
(In thousands)
Real estate mortgage loans	$236,812	$213,256
Commercial, financial, and agricultural loans	34,342	33,810
Installment/consumer loans	6,685	6,105
Real estate construction loans	18,452	20,037

Total loans	296,291	273,208
Unearned income	(157)	(20)
	296,134	273,188
Allowance for loan losses	(2,188)	(2,144)
Net loans	$293,946	$271,044

Lending Risk
The principal business of the Bank is lending, primarily in commercial real estate loans, construction loans, home equity loans, land loans, consumer loans, residential mortgages and commercial loans. The Bank considers its primary lending area to be eastern Long Island in Suffolk County, New York and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

Allowance for Loan Losses
The following table sets forth changes in the allowance for loan losses.

December 31,	2004	2003	2002
(In thousands)
Allowance for loan losses
balance at beginning of period	$2,144	$2,294	$2,249
Charge-offs:
Real estate mortgage loans	3	38	4
Commercial, financial and agricultural loans	302	163	212
Installment/consumer loans	65	148	22
Total charge-offs	370	349	238
Recoveries:
Real estate mortgage loans	23	13	8
Commercial, financial and agricultural loans	61	90	44
Installment/consumer loans	30	96	31
Total recoveries	114	199	83
Net charge-offs (recoveries)	256	150	155
Provision for loan losses
charged to operations	300	-	220
Balance before reclass to other liabilities	2,188	2,144	2,314

Net change in other liabilities allocated
to off balance sheet items	-	-	(20)

Balance at end of period	$2,188	$2,144	$2,294

Past Due, Nonaccrual and Restructured Loans
Nonaccrual loans at December 31, 2004 and 2003 were $1,695,000 and $152,000, respectively. There were no loans 90 days or more past due that were still accruing or any restructured loans at December 31, 2004 and 2003. Gross interest income on nonaccrual loans that would have been recorded under original terms during the year ended December 31, 2004 and 2003 were $16,000 and $9,000, respectively. Gross interest income recorded during the year ended December 31, 2004 and 2003 were $12,000 and $6,000, respectively.

As of December 31, 2004 and 2003, the Bank did not have any impaired loans as defined in SFAS No. 114.

Related Party Loans
Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2004 and 2003.

The following table sets forth selected information about related party loans at December 31, 2004.

Balance Outstanding
(In thousands)
Balance at December 31, 2003	$888
New loans	373
Effective change in related parties	(74)
Advances	41
Repayments	(9)
Balance at December 31, 2004	$1,220
4. DEPOSITS

Time Deposits
The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2004.

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
3 months or less	$14,522	$23,798	$38,320
Over 3 thru 6 months	6,533	4,486	11,019
Over 6 thru 12 months	6,783	3,201	9,984
Over 12 months	2,881	1,687	4,568
Over 24 months	839	1,525	2,364
Over 36 months	1,123	609	1,732
Over 48 months	144	-	144
Over 60 months	-	-	-
Total	$32,825	$35,306	$68,131

Deposits from principal officers, directors and their affiliates at year-end 2004 and 2003 were approximately $4,177,000 and $2,731,000, respectively.

5. BANKING PREMISES AND EQUIPMENT

Banking premises and equipment consist of:

December 31,	2004	2003
(In thousands)
Land	$6,229	$3,846
Building and improvements	7,036	6,871
Furniture and fixtures	6,110	5,562
Leasehold improvements	1,226	1,226
	20,601	17,505
Less: accumulated
depreciation and amortization	(6,784)	(5,882)
	$13,817	$11,623

The Company has purchase commitments outstanding at December 31, 2004 for purchase of real estate in the Town of Southold for $250,000 and the Town of Brookhaven for $1,500,000.

6. INCOME TAXES

The components of the provision for income taxes are as follows:

Year Ended December 31,	2004	2003	2002
(In thousands)
Current:
Federal	$4,453	$4,361	$3,778
State	1,139	1,090	923
	5,592	5,451	4,701
Deferred:
Federal	152	30	7
State	27	7	14
	179	37	21
Total	$5,771	$5,488	$4,722

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Year Ended December 31,		2004		2003		2002
(In thousands)		Percentage		Percentage		Percentage
		of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

Federal income tax expense computed by applying the statutory rate to income before income taxes	$5,531	34%	$5,280	35%	$4,502	34%
Tax exempt interest	(552)	(4)	(544)	(4)	(563)	(4)
State taxes, net of Federal income tax benefit	767	5	721	5	655	5
Other	25	1	31	-	128	1
Provision for income taxes	$5,771	36%	$5,488	36%	$4,722	36%

Deferred tax assets and liabilities are comprised of the following:

December 31,	2004	2003
(In thousands)
Deferred tax assets:
Allowance for loan losses	$924	$900
Pension expense	-	110
Total	924	1,010

Deferred tax liabilities:
Pension expense	(184)	-
Other	(78)	(181)
Depreciation	(57)	(45)

Net deferred tax asset	605	784

SFAS No. 115 deferred tax liability	(267)	(1,151)
Minimum pension liability adjustment	81	113
Net deferred tax asset (liability)	$419	$(254)

Since the Bank has exceeded the threshold of $500,000,000 in average assets, the tax basis in the bad debt reserve prior to January 1, 2004 is to be recaptured for federal tax purposes. The Bank intends to recapture this using the deferral method and has previously provided for the taxes relating to this recapture. Subsequent to January 1, 2004, the Bank is on a specific charge-off method for federal tax purposes.

7. EMPLOYEE BENEFITS

a) Pension Plan and Supplemental Executive Retirement Plan

The Bank maintains a noncontributory pension plan through the New York State Bankers Association Retirement System covering all eligible employees. The Bank uses a September 30 measurement date for this plan.

During 2001, the Bank adopted the Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”). The SERP provides benefits to certain employees, designated by the Compensation Committee of the Board of Directors, whose benefits under the Pension Plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan and the 401(k) Plan in the absence of such Internal Revenue Code limitations. The assets of the SERP are held in a rabbi trust in order to maintain the tax-deferred status of the individuals in the plan. As a result, the assets of the trust are reflected on the Consolidated Statements of Condition of the Company. The effective date of the SERP was January 1, 2001. SERP expense was $149,000, $142,000, and $107,000 in 2004, 2003 and 2002, respectively.

The following table sets forth the plans’ changes in obligations and funded status projected to September 30, 2004 and 2003 (measurement dates).

	Pension Benefits		SERP Benefits
At December 31,	2004	2003	2004	2003
(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$3,382	$2,847	$1,041	$936
Service cost	277	265	63	59
Expenses	(35)	(27)	-	-
Interest cost	200	175	52	46
Benefits paid	(123)	(131)	-	-
Additional prior service cost	-	-	-	-
Assumption changes and other	75	253	322	-
Benefit obligation at end of year	$3,776	$3,382	$1,478	$1,041

Change in plan assets, at fair value
Plan assets at beginning of year	$2,508	$2,166	-	-
Actual return on plan assets	295	391	-	-
Employer contribution	1,114	109	-	-
Benefit paid	(123)	(131)	-	-
Expenses	(35)	(27)	-	-
Plan assets at end of year	$3,759	$2,508	-	-

Funded status (plan assets less benefit obligations)	$(16)	$(873)	$(1,452)	$(1,016)
Unrecognized net actuarial loss	795	836	531	216
Unrecognized prior service cost	147	155	-	-
Unrecognized transition asset	(12)	(20)	426	454
Minimum additional pension liability	-	(166)	(202)	(108)
Accrued benefit cost	$914	$(68)	$(697)	$(454)

Amounts recognized in the statement of condition consist of:

	Pension Benefits		SERP Benefits
At December 31,	2004	2003	2004	2003
(In thousands)
Prepaid benefit cost	$914	$98	$-	$-
Accrued benefit cost	-	-	(495)	(346)
Intangible assets	-	(166)	(202)	(108)
Other	-	-	-	-
Net amount recognized	$914	$(68)	$(697)	$(454)

	Pension Benefits			SERP Benefits
At December 31,	2004	2003	2002	2004	2003	2002
(In thousands)
Components of net periodic benefit cost
Service cost	$277	$265	$201	$63	$59	$45
Interest cost	200	175	150	52	46	35
Expected return on plan assets	(208)	(185)	(196)	-	-	-
Amortization of net loss	25	29	-	23	7	27
Amortization of unrecognized prior service cost	9	9	9	-	-	-
Amortization of unrecognized transition obligation	(8)	(8)	(9)	(28)	(28)	-
Net periodic benefit cost	$295	$285	$155	$110	$84	$107

The net minimum pension liability included in other comprehensive income for the pension for 2004 and 2003 was $0 and $106,000, respectively. The net minimum liability included in other comprehensive income for the SERP for 2004 and 2003 was $121,000 and $65,000, respectively. The accumulated benefit obligation for the pension plan for 2004 and 2003 was $2,907,000 and $2,577,000, respectively. The accumulated benefit obligation for the SERP for 2004 and 2003 was $697,000 and $458,000, respectively. The Company expects to contribute approximately $263,000 for the pension plan and approximately $66,000 for the SERP in 2005.

The following benefit payments, which reflect expected future service, as appropriate are expected to be paid as follows:

Year	Pension Payments
(In thousands)

2005	$114
2006	133
2007	132
2008	131
2009	183
2010-2014	893

The Company’s pension plan weighted-average asset allocation at September 30, 2004 and 2003 by asset category are as follows:

Plan Assets at September 30,	2004	2003
(In thousands)

Asset Category:
Equity Securities	64.7%	59.7%
Debt Securities	34.9	34.5
Other	0.4	5.8
Total	100.0%	100.0%

Investment Policies

The New York State Bankers Retirement System (the “System”) was established in 1938 to provide for the payment of benefits to employees of participating banks. The System is overseen by a Board of Trustees (“Trustees”), who meet quarterly, and set the investment policy guidelines.

The System utilizes two investment management firms, (which will be referred to as “Firm I” and “Firm II”) each investing approximately 50% of the total portfolio. The System’s investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Trustees and designed to achieve an allocation approximating 60% invested in Equity Securities and 40% invested in Debt Securities.

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

The equities managed by Firm II are in a commingled Large Cap Equity Fund. The Fund is invested in a diversified portfolio of common or capital stocks, or bonds, debentures, notes, or preferred stocks convertible into common or capital stocks, or in other types of equity investments whether foreign or domestic. Short-term obligations of the U.S. Government, or other short-term investments, may be purchased and held pending the selection and purchase of suitable investments, which meet the guidelines above. Investments may include units of participation in any other Fund established within this Fund, which consists of assets of the nature described in the preceding paragraph.

Fixed Income: For both investment portfolios, the target allocation percentage for debt securities is 40%, but may vary from 30% to 50% at the investment manager’s discretion.

The Fixed Income Portfolio managed by Firm I operates with guidelines relating to types of debt securities, quality ratings, maturities, and maximums single and sector allocations.

The portfolio may trade foreign currencies in both spot and forward markets to affect securities transactions and to hedge underlying asset positions. The purchase and sale of futures and options on futures on foreign currencies and on foreign and domestic bonds, bond indices and short-term securities is permitted; however, purchases may not be used to leverage the portfolio. Currency transactions may only be used to hedge 0-100% of currency exposure of foreign securities.

The Fixed Income managed by Firm II is in a commingled Fixed Income Fund. This style of fixed income management focuses on high quality securities drawn from various market sectors, including U.S. treasuries and government sponsored agencies, sovereigns, supranationals, residential Mortgage Backed Securities, corporates, Commercial Mortgage Backed Securities, Asset Backed Securities, and municipals as set forth in its guidelines and the System’s investment policy.

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

	Pension Benefits			SERP Benefits
At December 31,	2004	2003	2002	2004	2003	2002

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount Rate	6.00%	6.00%	6.25%	4.90%	5.14%	5.14%
Rate of Compensation Increase	4.00	4.00	4.00	4.00	4.00	4.00
Expected Long-term Rate of Return	8.00	8.00	8.50	-	-	-
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost (Income)
Discount Rate	6.00%	6.25%	6.75%	5.14%	5.14%	4.96%
Rate of Compensation Increase	4.00	4.00	4.00	4.00	4.00	4.00
Expected Long-term Rate of Return	8.00	8.50	8.50	-	-	-

b) 401(k) Plan

A savings plan is maintained under Section 401(k) of the Internal Revenue Code and covers substantially all current employees. Newly hired employees can elect to participate in the savings plan after completing six months of service. Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives. The savings plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2004, 2003 and 2002 the Bank made cash contributions of $110,000, $108,000, and $89,000, respectively.

c) Equity Incentive Plan

During 1996, the Bridge Bancorp, Inc. Equity Incentive Plan (the “Plan”) was approved by the shareholders to provide for the grant of options to purchase up to a total of 648,000 shares of common stock of the Company and for the award of shares of common stock as a bonus. During 2001, a plan amendment to cover non-employee directors was adopted by the shareholders. Of the total 648,000 shares of common stock approved for issuance under the Plan, at December 31, 2004, 325,849 shares remain available for issuance.

The Compensation Committee of the Board of Directors determines options awarded under the Plan. The Company accounts for this Plan under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted. Stock options are immediately exercisable.

For the Year Ended December 31,		2004		2003		2002
(In thousands)
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of the year	136,725	$13.22	163,575	$11.85	146,475	$11.47
Granted	14,845	$24.00	26,550	$15.47	25,350	$12.53
Exercised	(49,141)	$12.54	(53,400)	$10.11	(8,250)	$7.39
Forfeited	-	-	-	-	-	-
Outstanding and exercisable, end of the year	102,429	$15.10	136,725	$13.22	163,575	$11.85
Weighted average fair value of options granted		$4.45		$5.00		$5.12
Weighted average remaining contractual life		6.32 years

	Number of
Range of Exercise Prices	Shares	Price
	4,026	$9.78
	9,750	$11.00
	14,775	$13.16
	37,433	$14.67
	22,350	$15.47
	14,095	$24.00

The Company’s Equity Incentive Plan also provides for issuance of restricted stock awards. During the years ended December 31, 2004 and 2003, the Company granted restricted stock awards of 4,570 and 7,830 shares, respectively. These awards vest over three years in January of each year following the date of the award. Such shares are subject to restrictions based on continued service as employees of the Company or employees of subsidiaries of the Company. Compensation expense attributable to these awards was approximately $101,000, $98,000 and $89,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Unearned compensation is recorded as a reduction of stockholders’ equity until earned.

8. EARNINGS PER SHARE

The following is a reconciliation of earnings per share for December 31, 2004, 2003 and 2002. All share and per share amounts have been adjusted for the three-for-two stock split effective July 9, 2004.

For the Year Ended December 31,	2004	2003	2002
(In thousands, except per share data)

Net Income	$10,377	$9,598	$8,517

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,255	6,197	6,183
Weighted Average Common Equivalent Shares	75	57	44
Weighted Average Common and Common Equivalent Shares	6,330	6,254	6,227
Basic earnings per share	$1.66	$1.55	$1.38
Diluted earnings per share	$1.64	$1.53	$1.37

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

a) Leases

The Company is obligated to make minimum annual rental payments under non-cancelable operating leases on its premises. Projected minimum rentals under existing leases are as follows:

December 31, 2004
(In thousands)
2005	$464
2006	467
2007	344
2008	213
2009	197
Thereafter	1,273
Total minimum rentals	$2,958

Certain leases contain renewal options and rent escalation clauses. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Rental expenses under these leases for the years ended December 31, 2004, 2003 and 2002 approximated $501,000, $492,000, and $434,000, respectively.

b) Loan commitments

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment.

The following represents commitments outstanding:

December 31,	2004	2003
(In thousands)
Standby letters of credit	$1,803	$1,970
Loan commitments outstanding (1)	6,090	8,798
Unused equity lines	37,233	33,121
Unused construction lines	10,123	4,138
Unused lines of credit	21,751	21,061
Unused overdraft lines	11,408	10,973
Total commitments outstanding	$88,408	$80,061

(1) Of the $6,090 of loan commitments outstanding, all are at variable interest rates.

c) Other

During 2004, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $1,683,000 in 2004.

During 2004, 2003 and 2002, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential mortgages and investment securities owned by the Bank. At December 31, 2004, $20,000,000 in FHLB loans and $6,700,000 in federal funds purchased were outstanding as overnight borrowings. There were no amounts outstanding at December 31, 2003 in FHLB loans, but there were federal funds purchased of $5,900,000. At December 31, 2004, the Bank had aggregate lines of credit of $42,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $22,000,000 is available on an unsecured basis. As of December 31, 2004, the Bank had $26,700,000 in such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2004, there was $25,446,000 available for transactions under this agreement. There were no balances outstanding at year-end.

10. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time and are based on existing on-and off-balance sheet financial instruments. Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

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

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

December 31,	2004		2003
(In thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$8,744	$8,744	$12,906	$12,906
Interest bearing deposits with banks	118	118	133	133
Securities available for sale	202,042	202,042	193,699	193,699
Securities restricted	1,979	1,979	1,642	1,642
Securities held to maturity	21,213	21,131	14,396	14,379
Loans	293,946	294,640	271,044	271,349
Accrued interest receivable	2,469	2,469	2,359	2,359

Financial Liabilities:
Demand and other deposits	469,311	469,211	457,159	457,493
Overnight borrowings	26,700	26,700	5,900	5,900
Accrued interest payable	273	273	266	266

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated)
As of December 31,	2004
(In thousands)					To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes

	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$48,998	13.5%	$28,940	>8.0%	$36,174	>10.0%
Tier 1 Capital (to risk weighted assets)	46,649	12.9%	14,470	>4.0%	21,705	> 6.0%
Tier 1 Capital (to average assets)	46,649	8.3%	22,468	>4.0%	28,085	> 5.0%

As of December 31,	2003
(In thousands)					To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes

	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$43,373	13.0%	$26,708	>8.0%	$33,386	>10.0%
Tier 1 Capital (to risk weighted assets)	41,229	12.4%	13,354	>4.0%	20,031	> 6.0%
Tier 1 Capital (to average assets)	41,229	7.9%	20,953	>4.0%	26,191	> 5.0%

Bridgehampton National Bank
As of December 31,	2004
(In thousands)					To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes

	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$47,773	13.2%	$28,924	>8.0%	$36,154	>10.0%
Tier 1 Capital (to risk weighted assets)	45,585	12.6%	14,462	>4.0%	21,693	> 6.0%
Tier 1 Capital (to average assets)	45,585	8.1%	22,512	>4.0%	28,140	> 5.0%

As of December 31,	2003
(In thousands)					To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes

	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$42,415	12.7%	$26,700	>8.0%	$33,376	>10.0%
Tier 1 Capital (to risk weighted assets)	40,271	12.1%	13,350	>4.0%	20,025	> 6.0%
Tier 1 Capital (to average assets)	40,271	7.7%	20,971	>4.0%	26,214	> 5.0%

12. BRIDGE BANCORP, INC. (PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

December 31,	2004	2003
(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,024	$684
Dividend receivable	1,339	2,626
Other assets	201	99
Investment in the Bank	45,988	42,007
Total Assets	$48,552	$45,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends payable	$1,313	$2,608
Other liabilities	26	14
Total Liabilities	1,339	2,622

Stockholders’ Equity	49,543	44,703
Treasury stock at cost, 131,817 and 102,002 shares at
December 31, 2004 and 2003, respectively	(2,330)	(1,909)
Total Stockholders’ Equity	47,213	42,794
Total Liabilities and Stockholders’ Equity	$48,552	$45,416

Condensed Statements of Income

Year Ended December 31,	2004	2003	2002
(In thousands)
Dividend income from the Bank	$5,104	$4,893	$3,585
Other operating expenses	-	1	1
Income before income taxes and equity in
undistributed earnings of the Bank	5,104	4,892	3,584
Income tax provision	-	-	-
Income before equity in undistributed
earnings of the Bank	5,104	4,892	3,584
Equity in undistributed earnings of the Bank	5,273	4,706	4,933
Net income	$10,377	$9,598	$8,517

Condensed Statements of Cash Flows

Year Ended December 31,	2004	2003	2002
(In thousands)

Operating Activities:
Net income	$10,377	$9,598	$8,517
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(5,273)	(4,706)	(4,933)
Income tax benefit from exercise of employee stock options	7	38	-
Decrease (increase) in other assets	1,432	(2,043)	-
Increase (decrease) in other liabilities	(5)	166	(38)
Net cash provided by operating activities	6,538	3,053	3,546

Cash flows used by financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	203	440	122
Payment for the purchase of treasury stock	(611)	-	(1,067)
Dividends paid	(5,790)	(2,943)	(2,480)
Net cash used by financing activities	(6,198)	(2,503)	(3,425)

Net increase in cash and cash equivalents	340	550	121
Cash and cash equivalents at beginning of year	684	134	13
Cash and cash equivalents at end of year	$1,024	$684	$134

13. QUARTERLY FINANCIAL DATA (Unaudited)

Selected Consolidated Quarterly Financial Data

2004 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$6,443	$6,651	$6,955	$6,874
Interest expense	539	563	600	649
Net interest income	5,904	6,088	6,355	6,225
Provision for loan losses	-	50	100	150
Net interest income after provision for loan losses	5,904	6,038	6,255	6,075
Other income	1,591	1,215	1,284	1,350
Other expenses	3,403	3,296	3,383	3,482
Income before income taxes	4,092	3,957	4,156	3,943
Provision for income taxes	1,467	1,415	1,493	1,396
Net income	$2,625	$2,542	$2,663	$2,547
Basic earnings per share	$0.42	$0.41	$0.43	$0.41
Diluted earnings per share	$0.41	$0.40	$0.42	$0.41

2003 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$6,568	$6,222	$6,488	$6,690
Interest expense	769	715	560	557
Net interest income	5,799	5,507	5,928	6,133
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	5,799	5,507	5,928	6,133
Other income (1)	1,482	1,537	1,085	612
Other expenses	3,289	3,147	3,299	3,262
Income before income taxes	3,992	3,897	3,714	3,483
Provision for income taxes	1,454	1,422	1,356	1,256
Net income	$2,538	$2,475	$2,358	$2,227
Basic earnings per share	$0.42	$0.40	$0.38	$0.35
Diluted earnings per share	$0.41	$0.40	$0.37	$0.35

(1)	During the fourth quarter of 2003, the Company had net realized losses of $374,000 on sales of available for sale securities.

Amounts have been restated for a three-for-two stock split, in the form of a stock dividend, effective July 9, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bridge Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Bridge Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Livingston, New Jersey
February 11, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

“Item 1 - Election of Directors,” “Compliance with Section 16 (a) of the Exchange Act,” and “Code of Ethics” set forth in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” “Performance Graph,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

“Beneficial Ownership” and “Item 1 - Election of Directors”, set forth in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

“Certain Relationships and Related Transactions” set forth in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

“Item 2 - Ratification of the Appointment of Independent Auditors,” “Fees Paid to Crowe Chizek,” and “Policy on Audit Committee Pre-approval Of Audit and Non-audit Services of Independent Auditor” set forth in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following Consolidated Financial Statements, including notes thereto, and financial schedules of the Company, required in response to this item are included in Part II, Item 8.

1. Financial Statements	Page No.

Consolidated Statements of Condition	21
Consolidated Statements of Income	22
Consolidated Statements of Stockholders’ Equity	23
Consolidated Statements of Cash Flows	24
Notes to Consolidated Financial Statements	25
Report of Independent Public Accountants	44

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

3. Exhibits.

See Index of Exhibits on page 48.

(b) Reports on Form 8-K.

(i) Current Report on Form 8-K (Items 2.02 and 9.01), filed on October 18, 2004; and
(ii) Current Report on Form 8-K (Item 8.01), filed on December 20, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 15, 2005	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

March 15, 2005	/s/ Janet T. Verneuille
Janet T. Verneuille,
Senior Vice President, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2005	/s/ Raymond Wesnofske	,Director
Raymond Wesnofske

March 15, 2005	/s/ Thomas J. Tobin	,Director
Thomas J. Tobin

March 15, 2005	/s/ Thomas E. Halsey	,Director
Thomas E. Halsey

March 15, 2005	/s/ Marcia Z. Hefter	,Director
Marcia Z. Hefter

March 15, 2005	/s/ R. Timothy Maran	,Director
R. Timothy Maran

March 15, 2005	/s/ Charles I. Massoud	,Director
Charles I. Massoud

March 15, 2005	/s/ Howard H. Nolan	,Director
Howard H. Nolan

March 15, 2005	/s/ Dennis A. Suskind	,Director
Dennis A. Suskind

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Registrant’s amended Form 10, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10, File No. 0-18546, filed August 13, 1999)	*

3.2	Revised By-laws of the Registrant (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed November 2, 2004)	*

10.1	Employment Contract - Thomas J. Tobin (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed November 7, 2001)	*

10.2	Employment Contract - Janet T. Verneuille (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed November 7, 2001)	*

10.5	Equity Incentive Plan (incorporated by reference to Registrant’s Form 14A, File No. 0-18546, filed March 9, 2001)	*

10.6	Employment Contract - Christopher Becker (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed November 7, 2001)	*

23	Accountants’ Consent	*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

* Denotes incorporated by reference.