Form 10-K/A
period 2004-12-31
BRIDGE BANCORP INC
filed 2005-04-28
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

The number of shares of the Registrant’s Common Stock outstanding on April 26, 2005 was 6,260,644.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2005 Annual Meeting to be filed pursuant to Regulation 14A filed on or before April 30, 2005 (Part III).

Explanatory Note

The registrant hereby amends Part II, Item 8., “Financial Statements and Supplementary Data,” Item 9A., “Controls and Procedures,” and Part IV, Item 15., “Exhibits,” of the Form 10-K for Bridge Bancorp, Inc. (the “Company”) for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005. This Amendment No. 1 has been filed to correct a typographical error in the Report of the Independent Registered Public Accounting Firm. Additionally, pursuant to a Securities and Exchange Commission exemptive order, management’s report on its assessment of the Company’s internal control over financial reporting, and the attestation report of the Company’s independent registered public accounting firm on management’s assessment are being filed under cover of this Form 10-K/A.

Page -1-

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

Page -2-

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

Page -3-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

								Accumulated
								Other
	Common Stock						Unearned	Comprehensive
	Shares			Comprehensive	Undivided	Treasury	Stock	Income
	Outstanding	Amount	Surplus	Income (1)	Profits	Stock	Awards	(Loss)	Total

Balance at December 31, 2001	4,166,264	43	$21,154		$11,240	$(1,608)		$2,032	$32,861
Net income				$8,517	8,517				8,517
Purchase of treasury stock	(57,000)					(1,067)			(1,067)
Stock awards vested	3,222		7			53			60
Exercise of stock options	5,500		(36)			98			62
Cash dividends declared, $0.41 per share					(2,518)				(2,518)
Other comprehensive income, net of tax
Unrealized net gains in securities available for sale				2,248				2,248	2,248
Minimum pension liability adjustment				(192)				(192)	(192)
Comprehensive Income				10,573
Balance at December 31, 2002	4,117,986	43	21,125		17,239	(2,524)		4,088	39,971
Net income				9,598	9,598				9,598
Stock awards vested	4,872		42			81	$40		163
Stock awards granted			34			87	(121)		-
Exercise of stock options, net of tax benefit	32,737		(7)		38	447			478
Cash dividends declared, $0.78 per share					(4,893)				(4,893)
Other comprehensive income, net of tax
Unrealized net losses in securities available for sale				(2,597)				(2,597)	(2,597)
Minimum pension liability adjustment				74				74	74
Comprehensive Income				7,075
Balance at December 31, 2003	4,155,595	43	21,194		21,982	(1,909)	(81)	1,565	42,794
Net income				10,377	10,377				10,377
Stock awards vested	5,040		30			66	73		169
Stock awards granted			58			55	(113)		-
Exercise of stock options, net of tax benefit	24,417		201			69			270
Treasury stock purchases	(20,000)					(611)			(611)
Cash dividends declared, $0.72 per share					(4,503)				(4,503)
Effect of three-for-two stock split (in the form of a stock dividend)	2,089,437	21	(21)						-
Other comprehensive income, net of tax
Unrealized net losses in securities available for sale				(1,333)				(1,333)	(1,333)
Minimum pension liability adjustment				50				50	50
Comprehensive Income				$9,094
Balance at December 31, 2004	6,254,489	$64	$21,462		$27,856	$(2,330)	$(121)	$282	$47,213

(1) Disclosure of reclassification amount:
December 31,	2004	2003	2002
Comprehensive Income Items:
Unrealized (loss)/gain arising during the period, net of tax
of $591, $1,357 and $1,447 in 2004, 2003 and 2002	$(891)	$(2,098)	$2,248
Less: reclassification adjustment, net of taxes
of $293, $327, $0 in 2004, 2003 and 2002
for losses/(gains) included in income	442	499	-
	$(1,333)	$(2,597)	$2,248

All per share amounts have been adjusted for the stock split.

See accompanying notes to Consolidated Financial Statements.

Page -4-

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

Page -5-

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

Page -6-

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

Page -7-

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

Page -8-

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

Page -9-

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

s) Reclassifications

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

Page -10-

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

Page -11-

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

Page -12-

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

Page -13-

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

Page -14-

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

Page -15-

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

Page -16-

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

Page -17-

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

Page -18-

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

Page -19-

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

Page -20-

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

Page -21-

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

Page -22-

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

Page -23-

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

Page -24-

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Page -25-

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

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

Report By Management On Internal Control Over Financial Reporting

Management of Bridge Bancorp, Inc. (“the Company”) is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.  The attestation report of Crowe Chizek and Company LLC appears below.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page -26-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Board of Directors
Bridge Bancorp, Inc.
Bridgehampton, New York

We have audited management's assessment, included in the accompanying Report By Management On Internal Control Over Financial Reporting, that Bridge Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bridge Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Bridge Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bridge Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended, and our report dated February 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Livingston, New Jersey
April 21, 2005

Page -27-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

April 28, 2005	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

April 28, 2005	/s/ Janet T. Verneuille
Janet T. Verneuille,
Senior Vice President, Chief Financial Officer
and Treasurer

Page -28-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Page -29-