Form 10-Q
period 2005-03-31
BRIDGE BANCORP INC
filed 2005-05-09
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

There were 6,260,644 shares of common stock outstanding as of May 06, 2005.

BRIDGE BANCORP, INC.

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
(In thousands, except share and per share amounts)	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$11,639	$8,744
Interest earning deposits with banks	102	118
Federal funds sold	2,166	-
Total cash and cash equivalents	13,907	8,862

Securities available for sale	183,517	202,042
Securities, restricted	1,979	1,979
Securities held to maturity (fair value of $21,213 and $21,131, respectively)	21,270	21,213
Total securities, net	206,766	225,234

Loans	297,101	296,134
Less: Allowance for loan losses	(2,302)	(2,188)
Loans, net	294,799	293,946

Banking premises and equipment, net	13,997	13,817
Accrued interest receivable	2,730	2,469
Other assets	3,858	2,872
Total Assets	$536,057	$547,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$158,753	$158,366
Savings, N.O.W. and money market deposits	256,686	242,814
Certificates of deposit of $100,000 or more	35,727	35,306
Other time deposits	28,989	32,825
Total deposits	480,155	469,311

Overnight borrowings	5,500	26,700
Accrued interest on depositors’ accounts	296	273
Other liabilities and accrued expenses	3,851	3,703
Total Liabilities	489,802	499,987

Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,260,644
and 6,254,489 shares outstanding at March 31, 2005 and December 31, 2004, respectively	64	64
Surplus	21,521	21,462
Undivided profits	28,728	27,856
Less: Treasury Stock at cost, 125,662 and 131,817 shares at March 31, 2005 and December 31, 2004, respectively	(2,287)	(2,330)
Unearned stock awards	(131)	(121)
	47,985	46,931
Accumulated other comprehensive income:
Net unrealized (loss)/gain on securities, net of taxes of $1,020 and $267 at March 31, 2005 and December 31, 2004, respectively	(1,519)	403
Net minimum pension liability, net of taxes of $81 at March 31, 2005 and December 31, 2004	(121)	(121)
Total Stockholders’ Equity	46,255	47,213
Total Liabilities and Stockholders’ Equity	$536,057	$547,200
See accompanying notes to the Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)
	For the three months ended March 31,
	2005	2004
Interest income:
Loans	$4,881	$4,613
Mortgage-backed securities	1,073	888
U.S. Treasury and government agency securities	499	523
State and municipal obligations	438	388
Federal funds sold	5	24
Other securities	16	7
Total interest income	6,912	6,443

Interest expense:
Savings, N.O.W. and money market deposits	528	294
Certificates of deposit of $100,000 or more	148	119
Other time deposits	107	117
Federal funds purchased	20	9
Other borrowed money	113	-
Total interest expense	916	539

Net interest income	5,996	5,904
Provision for loan losses	-	-

Net interest income after provision for loan losses	5,996	5,904

Other income:
Service charges on deposit accounts	551	582
Net securities gains	63	621
Fees for other customer services	223	253
Title fee income	160	112
Other operating income	24	23
Total other income	1,021	1,591

Other expenses:
Salaries and employee benefits	2,091	1,915
Net occupancy expense	341	331
Furniture and fixture expense	248	243
Other operating expenses	888	914
Total other expenses	3,568	3,403

Income before provision for income taxes	3,449	4,092
Provision for income taxes	1,199	1,467
Net income	$2,250	$2,625
Basic earnings per share	$0.36	$0.42
Diluted earnings per share	$0.36	$0.41
Comprehensive income	$328	$3,330

See accompanying notes to the Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands, except share and per share amounts)
								Accumulated
	Common	Stock					Unearned	Other
	Shares			Comprehensive	Undivided	Treasury	Stock	Comprehensive
	Outstanding	Amount	Surplus	Income	Profits	Stock	Awards	Income	Total
Balance at December 31, 2004	6,254,489	$64	$21,462		$27,856	$(2,330)	$(121)	$282	$47,213
Net income				$2,250	2,250				2,250
Stock awards vested	6,155		36			28	28		92
Stock awards granted			23			15	(38)		-
Cash dividends declared, $0.22 per share					(1,378)				(1,378)
Other comprehensive income, net of tax
Unrealized losses in securities available for sale, net of tax				(1,922)				(1,922)	(1,922)
Comprehensive income				$328

Balance at March 31, 2005	6,260,644	$64	$21,521		$28,728	$(2,287)	$(131)	$(1,640)	$46,255

See accompanying notes to the Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Three months ended March 31,	2005	2004
Operating activities:
Net Income	$2,250	$2,625
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	-	-
Depreciation and amortization	236	239
Amortization and accretion, net	218	329
Earned or allocated expense of restricted stock awards	28	20
Net securities gains	(63)	(621)
Increase in accrued interest receivable	(261)	(450)
Decrease in other assets	5	2,073
Increase in accrued and other liabilities	467	212
Net cash provided by operating activities	2,880	4,427

Investing activities:
Purchases of securities available for sale	(757)	(27,109)
Purchases of securities held to maturity	(3,332)	(3,250)
Proceeds from sales of securities available for sale	11,051	22,783
Proceeds from maturing securities available for sale	-	650
Proceeds from maturing securities held to maturity	3,275	4,991
Proceeds from principal payments on mortgage-backed securities	4,866	4,500
Net increase in loans	(853)	(15,640)
Purchases of banking premises and equipment, net of disposals	(416)	(187)
Net cash provided by (used by) investing activities	13,834	(13,262)

Financing activities:
Net increase in deposits	10,844	13,409
Decrease in other borrowings	(21,200)	(1,400)
Net proceeds from exercise of stock options
issued pursuant to equity incentive plan	-	53
Cash dividends paid	(1,313)	(2,609)
Net cash (used by) provided by financing activities	(11,669)	9,453

Increase in cash and cash equivalents	5,045	618
Cash and cash equivalents beginning of period	8,862	13,039
Cash and cash equivalents end of period	$13,907	$13,657

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$893	$533
Income taxes	$471	$481
Noncash investing and financing activities:
Dividends declared and unpaid	$1,378	$1,011

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

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

Computation of Per Share Income	Three months ended
(in thousands, except per share data)	March 31,	March 31,
	2005	2004

Net Income	$2,250	$2,625

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,259	6,242
Weighted Average Common Equivalent Shares	60	65
Weighted Average Common and Common Equivalent Shares	6,319	6,307
Basic earnings per share	$0.36	$0.42
Diluted earnings per share	$0.36	$0.41

3. Stock Based Compensation Plans

Employee compensation expense under stock options is reported using the intrinsic value method. No stock based compensation cost is reflected in net income, as all the options granted had an exercise price equal to the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We have used the Black-Scholes option pricing model to estimate the grant date fair value of our option grants. All per share amounts have been adjusted for the three-for-two stock split effective July 9, 2004.

		Three months ended,
(In thousands, except		March 31,	March 31,
per share data)		2005	2004
Net Income:	As Reported:	$2,250	$2,625
	Pro Forma:	$2,235	$2,579
Basic EPS:	As Reported:	$0.36	$0.42
	Pro Forma:	$0.36	$0.41
Diluted EPS:	As Reported:	$0.36	$0.41
	Pro Forma:	$0.35	$0.41

4. Securities

A summary of the amortized cost and estimated fair value of securities is as follows:

	March 31, 2005		December 31, 2004
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury and government agency securities	$43,030	$42,466	$53,736	$54,039
State and municipal obligations	40,402	40,736	40,027	41,044
Mortgage-backed securities	102,624	100,315	107,609	106,959
Federal Reserve Bank Stock	36	36	36	36
Federal Home Loan Bank Stock	1,943	1,943	1,943	1,943
Total available for sale	188,035	185,496	203,351	204,021
Held to maturity:
State and municipal obligations	21,270	21,213	21,213	21,131
Total held to maturity	21,270	21,213	21,213	21,131
Total debt and equity securities	$209,305	$206,709	$224,564	$225,152

Securities having a fair value of approximately $125,823,000 and $110,479,000 at March 31, 2005 and December 31, 2004, respectively, were pledged to secure public deposits and Federal Home Loan Bank overnight borrowings. The Bank did not hold any trading securities during the three months ended March 31, 2005 or the year ended December 31, 2004.

5. Loans

The following table sets forth the major classifications of loans:

	March 31, 2005	December 31, 2004
(In thousands)

Real estate mortgage loans	$231,810	$236,812
Commercial, financial, and agricultural loans	36,769	34,342
Installment/consumer loans	6,418	6,685
Real estate construction loans	22,273	18,452
Total loans	297,270	296,291
Unearned income	(169)	(157)
	297,101	296,134
Allowance for loan losses	(2,302)	(2,188)
Net loans	$294,799	$293,946

The principal business of the Bank is lending, primarily in commercial mortgages, home equity loans, residential mortgages, commercial loans, construction loans, and consumer loans. The Bank considers its primary lending area to be eastern Long Island in Suffolk County, New York, and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

Nonaccrual loans at March 31, 2005 and December 31, 2004 were $372,000 and $1,695,000, respectively. Subsequent to December 31, 2004, three loans with a total principal balance of $1,288,000 were removed from the nonaccrual list, two loans returning to accrual status and one loan being repaid. There were no loans 90 days or more past due that were still accruing, or any restructured loans at March 31, 2005 and December 31, 2004.

As of March 31, 2005 and December 31, 2004, the Company had no impaired loans, as defined by SFAS No. 114. For a loan to be considered impaired, management reviews current conditions, loan to value ratios, current business operations, and the collateral valuation as well as current information and events to determine whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

6. Allowance for Loan Losses

Management monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at March 31, 2005, we believe the allowance for loan losses is adequate. The following table sets forth changes in the allowance for loan losses.

(In thousands)	For the Three Months Ended		For the Year Ended
	March 31, 2005	March 31, 2004	December 31, 2004
Beginning balance	$2,188	$2,144	$2,144
Provision for loan loss	-	-	300
Net recoveries/(charge-offs)	114	(1)	(256)
Ending balance	$2,302	$2,143	$2,188

7. Employee Benefits

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

The Company did not contribute to the pension plan in the three months ended March 31, 2005. Contributions to the rabbi trust were approximately $350,000 for the three months of 2005. The Company does not anticipate making any additional contributions to the pension plan or the rabbi trust through the end of the year.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

(In thousands)	At March 31,
	Pension Benefits		SERP Benefits
Components of net periodic benefit cost	2005	2004	2005	2004
Service cost	$79	$69	$22	$16
Interest cost	56	50	18	13
Expected return on plan assets	(74)	(52)	-	-
Amortization of net loss	6	7	6	2
Amortization of unrecognized prior service cost	2	2	-	-
Amortization of unrecognized transition (asset) obligation	(2)	(2)	(7)	(7)
Net periodic benefit cost	$67	$74	$39	$24

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

Overview

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a one-bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title abstract subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto, and other financial information included in the Company’s 2004 Form 10-K and this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

Performance ratios for the three month period include returns on average equity and average assets of 19.04% and 1.65%, respectively. Maintaining operating efficiency continues to be a priority with an efficiency ratio of 49.2% for the first quarter.

Net interest income increased 1.6% for the first quarter of 2005 over the first quarter of 2004. As expected, earnings reflect compression of our net interest margin to 4.9% from 5.1% over the same period in the prior year, as the liability side of the balance sheet repriced upward at a faster pace than the asset side. Throughout the period of declining interest rates from early 2001 through mid year 2004, the Bank proactively reduced rates on deposit accounts. In the first quarter of 2005, with the goal of protecting our customer base, the Bank responded to competitive pressures by raising interest rates on interest bearing deposits, resulting in a higher cost of funds. Average cost of interest bearing liabilities increased to 1.1% for the first three months of 2005, from 0.7% for the first quarter of 2004. Asset growth was funded by higher average borrowings for the quarter than the same period last year. The overnight borrowing position is expected to reverse in the second quarter when historically average deposit balances increase. Management continues to expect that the balance sheet will benefit from the rising rate environment over the long term. However, continued margin compression is anticipated through 2005, relative to changes in market rates and the steepness and shape of the yield curve. The balance sheet is managed closely with attention to both interest rate and credit risks.

The Bank remains focused on primarily serving the small businesses, as well as the consumers, within its communities. Demand deposits grew 11.8% at March 31, 2005 over the same date for the prior year. Total loans grew 2.9% year over year for the three month period, primarily attributable to growth in commercial construction and home equity lending. Loan quality remains strong. At the same time, the ratio of the allowance for loan losses to total loans at March 31, 2005 increased to 0.78% from 0.74% at the same date last year, benefiting from net recoveries for the quarter. Bridge Abstract continues to demonstrate excellent potential for generation of non-interest revenues.

Total assets decreased 2.0% to $536,057,000 at March 31, 2005, approximately $11,143,000 less than total assets at December 31, 2004, due to sales of investment securities. Total deposits grew 2.3%, or $10,844,000 from December 31, 2004 to $480,155,000, with growth in savings, NOW, and money market deposits of 5.7%. Demand deposits remained flat and represented 33.1% of total deposits at March 31, 2005. Stockholders’ equity totaled $46,255,000 at March 31, 2005 as compared to $45,282,000 at March 31, 2004 and $47,213,000 at December 31, 2004. The decrease in stockholders’ equity from December 31, 2004 is primarily caused by the reduction in fair market value of the securities available for sale portfolio principally as a result of changes in market interest rates. With a Tier 1 Capital to Average Assets ratio of 8.4%, the Company remains well positioned for future growth.

The branch network remains the key driver of long term opportunities for core deposit growth. The Bank has a new branch office under construction in Westhampton Beach and properties for expanded facilities in the municipal approval process in both Southampton and East Hampton Villages. The Westhampton Beach branch, which will incorporate a café, is scheduled to open later this year. Efforts for improved facilities in the Mattituck market, as well as purchasing a facility in Center Moriches, continue.

In March 2005 the Company declared a quarterly dividend of $0.22 per share. The dividend represents an increase of $0.01, up 4.8% from $0.21 the prior quarter, and on a year-to-date basis (restated for a stock split in the form of a stock dividend) an increase of 37.5%.

Critical Accounting Policies

Management of the Company evaluates those accounting estimates that are judged to be critical - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult, subjective and complex judgments. Management considers the accounting policy on loans and the related allowance for loan losses to be the most critical. The judgments made regarding the allowance for loan losses can have a material effect on the results of operations of the Company. Management believes the accounting policy on loans and the related allowance for loan losses is the most critical and requires complex management judgment as discussed below. Further discussion of the application of this critical accounting policy can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down as follows: first, loans with homogenous characteristics are pooled by loan type and include home equity loans, residential mortgages, land loans and consumer loans. Then all remaining loans are segregated into pools based upon the risk rating of each credit. Key factors in determining a credit’s risk rating include management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and management. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at March 31, 2005, management believes the allowance for loan losses has been established and maintained at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three-month period ended March 31, 2005 totaled $2,250,000 or $0.36 per diluted share as compared to $2,625,000 or $0.41 per diluted share for the same period in 2004. Highlights for the three months ended March 31, 2005 include: (i) $92,000 or 1.6% increase in net interest income; (ii) $570,000 or 35.8% decrease in total other income and (iii) $165,000 or 4.9% increase in total other expenses, over the same period in 2004. The effective income tax rate decreased to 34.8% from 35.9% for the same period last year.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated statements of financial condition and its consolidated statements of income for the periods indicated and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-performing accrual loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Three months ended March 31,	2005			2004
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$295,293	$4,881	6.7%	$279,078	$4,613	6.7%
Mortgage-backed securities	105,582	1,073	4.1	90,039	888	4.0
Taxable securities	52,609	499	3.8	53,657	523	3.9
Tax exempt securities (1)	61,315	671	4.4	48,812	613	5.0
Federal funds sold	857	5	2.3	9,711	24	1.0
Securities, restricted	1,979	16	3.1	1,642	7	1.7
Deposits with banks	64	-	-	137	-	-
Total interest earning assets	517,699	7,145	5.6	483,076	6,668	5.5
Non interest earning assets:
Cash and due from banks	14,748			16,729
Other assets	19,094			18,483
Total assets	$551,541			$518,288

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$250,589	$528	0.9%	$251,020	$294	0.5%
Certificates of deposit of $100,000
or more	35,862	148	1.7	36,590	119	1.3
Other time deposits	30,611	107	1.4	31,888	117	1.5
Federal funds purchased	3,104	20	2.6	2,655	9	1.4
Other borrowings	17,280	113	2.7	-	-	-
Total interest bearing liabilities	337,446	916	1.1	322,153	539	0.7
Non interest bearing liabilities:
Demand deposits	163,733			147,994
Other liabilities	2,432			3,962
Total liabilities	503,611			474,109
Stockholders’ equity	47,930			44,179
Total liabilities and stockholders’ equity	$551,541			$518,288

Net interest income/interest rate spread (2)		6,229	4.5%		6,129	4.8%

Net interest earning assets/net interest margin (3)	$180,253		4.9%	$160,923		5.1%

Ratio of interest earning assets to
interest bearing liabilities			153.4%			150.0%

Less: Tax equivalent adjustment		(233)			(225)

Net interest income		$5,996			$5,904

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended March 31
	2005 Over 2004
(In thousands)	Changes Due To
	Volume	Rate	Net Change
Interest income on interest
earning assets:

Loans (including loan fee income)	$237	$31	$268
Mortgage-backed securities	155	30	185
Taxable securities	(10)	(14)	(24)
Tax exempt securities (1)	456	(398)	58
Federal funds sold	(112)	93	(19)
Securities, restricted	2	7	9
Deposits with banks	-	-	-
Total interest earning assets	728	(251)	477

Interest expense on interest
bearing liabilities:

Savings, N.O.W. and money market deposits	(4)	238	234
Certificates of deposit of $100,000 or more	(16)	45	29
Other time deposits	(5)	(5)	(10)
Federal funds purchased	2	9	11
Other borrowings	113	-	113
Total interest bearing liabilities	90	287	377
Net interest income	$638	$(538)	$100

(1) The above table is presented on a tax equivalent basis.

The net interest margin decreased to 4.9% from 5.1% from the same three-month period in 2004. The increase in net interest income of $92,000 or 1.6% for the current three-month period over the same period last year primarily resulted from a 7.2% increase in average total interest earning assets to $517,699,000 from $483,076,000. The yield on average interest earning assets for the three-month period ended March 31, 2005 increased to 5.6% from 5.5% during the same period in 2004. The effect of the increase in the volume of average total interest earning assets was greater than the effect of the increase in the rate of average total interest earning assets. Average interest bearing liabilities increased 4.8% to $337,446,000 in 2005 from $322,153,000 for the same period last year. The cost of average interest bearing liabilities increased to 1.1% during 2005 from 0.7% for 2004.

For the quarter ended March 31, 2005, the yield on average interest earning assets was up slightly from the quarter ended March 31, 2004. The cost of average interest bearing liabilities also was up from the same quarter in 2004 due to increases in interest rates on interest bearing deposits and average overnight borrowings. Because the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.

Average loans grew by $16,215,000 or 5.8% when compared to the same three-month period in 2004. Real estate mortgage loans contributed to the growth as well as an increase in real estate construction. Commercial, financial, and agricultural loans and installment/consumer loans had minimal decreases. Real estate mortgage loans at March 31, 2005 increased $5,602,000 or 2.5% over March 31, 2004. Growth in real estate loans is mainly attributed to an increase in commercial construction loans, home equity loans and residential mortgages. The Bank is committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Total average investments increased $27,335,000 or 14.1% compared to the same three-month period in 2004. Average mortgage-backed securities increased 17.3% to $105,582,000 when compared to the same three-month period in 2004, while average tax exempt securities grew 25.6% to $61,315,000 from $48,812,000. Average federal funds sold decreased $8,854,000 or 91.2% over the same period in the prior year.

Average deposits grew by $13,303,000, or 2.9%, over the same three-month period last year. Components of this growth include an increase in average demand deposits of $15,739,000 or 10.6% and increases in average savings balances offset with decreases in average balances for NOW and money market accounts, certificates of deposit of $100,000 or more and other time deposits. Average federal funds purchased and other borrowings increased to $20,384,000 from the same three-month period in 2004. Average public fund deposits declined from the prior year comprising 17.6% of total average deposits at March 31, 2005 and 20.4% of total average deposits at March 31, 2004.

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

The credit quality of the loan portfolio remained strong for the quarter ended March 31, 2005. Since December 31, 2004, nonaccrual loans decreased $1,323,000 to $372,000 from $1,695,000, representing 0.13% of net loans at March 31, 2005. Total nonaccrual loans represented 0.6% of net loans at December 31, 2004. Subsequent to December 31, 2004, three loans having a total principal amount of $1,288,000 were removed from the nonaccrual list with two loans returning to accrual status and one loan repaid. The Bank had no foreclosed real estate at March 31, 2005 and December 31, 2004. The Bank incurred net recoveries in the amount of $114,000 for the three months ended March 31, 2005 as compared to net charge-offs of $1,000 for the same period in 2004.

Loans of approximately $6,986,000 or 2.4% of total loans at March 31, 2005 were classified as potential problem loans. This was a decrease of $693,000 from $7,679,000 or 2.6% of total loans at December 31, 2004. These are loans for which management has information that indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio, of the current asset quality of the portfolio, and the net recoveries of $114,000, no provision for loan losses was recorded during the first three months of 2005. The allowance for loan losses increased to $2,302,000 at March 31, 2005, as compared to $2,188, 000 at December 31, 2004. As a percentage of total loans, the allowance was 0.78% at March 31, 2005 and 0.74% at December 31, 2004.

Non Interest Income

Total other income decreased during the three-month period ended March 31, 2005 by $570,000 or 35.8% over the same period last year. Net gains on sales of securities during the three months ended March 31, 2005 totaled $63,000, compared to net securities gains for the three-month period ended March 31, 2004 of $621,000. Excluding net securities gains, total other income decreased $12,000 or 1.2% for the three months ended March 31, 2005. Service charges on deposit accounts for the three-month period ended March 31, 2005 totaled $551,000 and fees for other customer services for the three-month period ended March 31, 2005 totaled $223,000, reflecting decreases from the same three-month period in 2004.

Bridge Abstract generated title fee income of $160,000 and $112,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

Non Interest Expense

Total other expenses increased during the three-month period ended March 31, 2005 by $165,000 or 4.9% over the same period last year. The primary component of this increase was salary and benefit expense increasing $176,000 or 9.2% for the three-month period ended March 31, 2005 over the same period last year. Increases in salaries and employee benefit costs were due to base salary increases and in filling vacant positions, as well as increased insurance costs.

Total other operating expenses for the three-month period ended March 31, 2005 totaled $888,000; a decrease of $26,000 or 2.9% over the same period last year.

Income Taxes

The provision for income taxes decreased during the three-month period ended March 31, 2005 by $268,000 or 18.3% over the same period last year due in part to the decrease in net securities gains. The effective tax rate for the three-month period ended March 31, 2005 decreased to 34.76% as compared to 35.85% for the same period last year.

Financial Condition

Assets totaled $536,057,000 at March 31, 2005, a decrease of $11,143,000 or 2.0% from December 31, 2004. This change is primarily a result of decreases in the investment portfolio of $18,468,000, or 8.2%. Inflows were due to an increase in savings, N.O.W. and money market deposits of $13,872,000, or 5.7%, which in part were used to pay down the overnight borrowing position. The net increase in deposits of $10,844,000 or 2.3% is primarily attributed to an increase in N.O.W. and money market deposits by individuals and businesses.

Total stockholders’ equity was $46,255,000 at March 31, 2005, a decrease of 2.0% from December 31, 2004.

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

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Company at March 31, 2005 were limited to $14,088,000, which represents the Bank’s 2005 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 15% of total assets. At March 31, 2005, the Bank had aggregate lines of credit of

$42,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $22,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of March 31, 2005, the amount of overnight borrowings was $5,500,000.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short-term and wholesale borrowings. The Asset and Liability Committee is comprised of members of senior management and the Board. Excess short-term liquidity is invested in overnight federal funds sold. Management believes the Company has sufficient liquidity to meet its operating requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2005, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At March 31, 2005 and December 31, 2004, actual capital levels and minimum required levels for the Bank were as follows:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
(In thousands)	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2005
Total Capital (to risk weighted assets)	$48,759	13.6%	$28,868	>8.0%	$35,873	>10.0%
Tier 1 Capital (to risk weighted assets)	46,457	13.0	14,349	>4.0	21,524	>6.0
Tier 1 Capital (to average assets)	46,457	8.4	22,092	>4.0	27,615	>5.0

As of December 31, 2004
Total Capital (to risk weighted assets)	$47,773	13.2%	$28,924	>8.0%	$36,154	>10.0%
Tier 1 Capital (to risk weighted assets)	45,585	12.6	14,462	>4.0	21,693	>6.0
Tier 1 Capital (to average assets)	45,585	8.1	22,512	>4.0	28,140	>5.0

Impact of Inflation and Changing Prices

The unaudited Consolidated Financial Statements and notes thereto presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Changes in interest rates could aversely affect our results of operations and financial condition. Interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

Recent Regulatory and Accounting Developments

SFAS 123R, “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Securities and Exchange Commission in April 2005 amended the compliance dates for SFAS 123R from periods beginning after June 15, 2005 to the beginning of the next fiscal year. Historically options granted by the Company have vested immediately; compensation expense would be recorded on the date of grant. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date and so cannot currently be predicted. No existing options vest after adoption date so no additional compensation expense will be recorded subsequent to the date of adoption with respect to outstanding options. There will be no significant effect on financial position as total equity will not change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

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

The Company utilizes a simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates. Because of the current historically low rate environment, the simulation modeled was a 100 basis point shift downward at March 31, 2005 and December 31, 2004. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(RATE SHOCK)	Interest Income		Interest Income
(In thousands)
	$ Change	% Change	$ Change	% Change
200	$(14)	(0.06)%	$(472)	(1.84)%
Static	-	-	-	-
(100)	$243	0.98%	$220	0.86%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

b.	Reports on Form 8-K

(i)	Current Report on Form 8-K (Item 2.02 and 9.01), filed on January 28, 2005, and
(ii)	Current Report on Form 8-K (Item 8.01), filed on March 23, 2005.

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

May 09, 2005	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

May 09, 2005	/s/ Janet T. Verneuille
Janet T. Verneuille
Senior Vice President, Chief Financial Officer
and Treasurer