Form 10-Q
period 2005-06-30
BRIDGE BANCORP INC
filed 2005-08-08
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

There were 6,245,764 shares of common stock outstanding as of August 4, 2005.

BRIDGE BANCORP, INC.

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Condition as of June 30, 2005 and December 31, 2004

Consolidated Statements of Income for the Three and Six months ended June 30, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Six months ended June 30, 2005

Consolidated Statements of Cash Flows for the Six months ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
(In thousands, except share and per share amounts)	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$14,902	$8,744
Interest earning deposits with banks	190	118
Federal funds sold	31,200	-
Total cash and cash equivalents	46,292	8,862

Securities available for sale	182,551	202,042
Securities, restricted	2,169	1,979
Securities held to maturity (fair value of $5,937 and $21,131, respectively)	5,951	21,213
Total securities, net	190,671	225,234

Loans	302,838	296,134
Less: Allowance for loan losses	(2,410)	(2,188)
Loans, net	300,428	293,946

Banking premises and equipment, net	14,211	13,817
Accrued interest receivable	2,379	2,469
Other assets	3,340	2,872
Total Assets	$557,321	$547,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$194,402	$158,366
Savings, N.O.W. and money market deposits	253,861	242,814
Certificates of deposit of $100,000 or more	30,273	35,306
Other time deposits	27,459	32,825
Total deposits	505,995	469,311

Overnight borrowings	-	26,700
Accrued interest on depositors’ accounts	271	273
Other liabilities and accrued expenses	3,314	3,703
Total Liabilities	509,580	499,987

Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,246,174
and 6,254,489 shares outstanding at June 30, 2005 and December 31, 2004, respectively	64	64
Surplus	21,563	21,462
Undivided profits	29,612	27,856
Less: Treasury Stock at cost, 140,132 and 131,817 shares at June 30, 2005 and December 31, 2004, respectively	(2,925)	(2,330)
Unearned stock awards	(156)	(121)
	48,158	46,931
Accumulated other comprehensive income (loss):
Net unrealized (loss)/gain on securities, net of taxes of $199 and $267 at June 30, 2005 and December 31, 2004, respectively	(296)	403
Net minimum pension liability, net of taxes of $81 at June 30, 2005 and December 31, 2004	(121)	(121)
Total Stockholders’ Equity	47,741	47,213
Total Liabilities and Stockholders’ Equity	$557,321	$547,200
See accompanying notes to the Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)
	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$5,111	$4,776	$9,992	$9,389
Mortgage-backed securities	1,016	940	2,089	1,828
State and municipal obligations	459	395	897	1,040
U.S. Treasury and government agency securities	322	517	821	783
Federal funds sold	71	18	76	42
Other securities	24	5	40	12
Deposits with banks	1	-	1	-
Total interest income	7,004	6,651	13,916	13,094

Interest expense:
Savings, N.O.W. and money market deposits	736	308	1,264	602
Certificates of deposit of $100,000 or more	160	121	308	240
Other time deposits	112	111	219	228
Federal funds purchased	2	15	22	24
Other borrowed money	23	8	136	8
Total interest expense	1,033	563	1,949	1,102

Net interest income	5,971	6,088	11,967	11,992
Provision for loan losses	150	50	150	50

Net interest income after provision for loan losses	5,821	6,038	11,817	11,942

Other income:
Service charges on deposit accounts	593	657	1,144	1,239
Net securities gains	52	5	115	626
Fees for other customer services	358	313	581	566
Title fee income	295	213	455	325
Other operating income	41	27	65	50
Total other income	1,339	1,215	2,360	2,806

Other expenses:
Salaries and employee benefits	2,092	1,782	4,183	3,697
Net occupancy expense	286	310	627	641
Furniture and fixture expense	251	242	499	485
Other operating expenses	1,016	962	1,904	1,876
Total other expenses	3,645	3,296	7,213	6,699

Income before provision for income taxes	3,515	3,957	6,964	8,049
Provision for income taxes	1,190	1,415	2,389	2,882
Net income	$2,325	$2,542	$4,575	5,167
Basic earnings per share	$0.37	$0.41	$0.73	$0.83
Diluted earnings per share	$0.37	$0.40	$0.73	$0.82
Comprehensive income (loss)	$3,548	$(1,351)	$3,876	$1,979

See accompanying notes to the Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’Equity (unaudited)
(In thousands, except share and per share amounts)
								Accumulated
	Common	Stock					Unearned	Other
	Shares			Comprehensive	Undivided	Treasury	Stock	Comprehensive
	Outstanding	Amount	Surplus	Income	Profits	Stock	Awards	Income (Loss)	Total
Balance at December 31, 2004	6,254,489	$64	$21,462		$27,856	$(2,330)	$(121)	$282	$47,213
Net income				$4,575	4,575				4,575
Stock awards vested	6,155		36			28	55		119
Stock awards granted			52			38	(90)		-
Exercise of stock options	15,000		13			183			196
Treasury stock repurchases	(29,470)					(844)			(844)
Cash dividends declared, $0.45 per share					(2,819)				(2,819)
Other comprehensive income, net of tax
Unrealized losses in securities available for sale, net of tax				(699)				(699)	(699)
Comprehensive income				$3,876

Balance at June 30, 2005	6,246,174	$64	$21,563		$29,612	$(2,925)	$(156)	$(417)	$47,741

See accompanying notes to the Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Six months ended June 30,	2005	2004
Operating activities:
Net Income	$4,575	$5,167
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	150	50
Depreciation and amortization	439	475
Amortization and accretion, net	424	724
Earned or allocated expense of restricted stock awards	55	39
Net securities gains	(115)	(626)
Decrease (increase) in accrued interest receivable	90	(123)
(Increase) decrease in other assets	(140)	1,326
Decrease in accrued and other liabilities	(316)	(329)
Net cash provided by operating activities	5,162	6,703

Investing activities:
Purchases of securities available for sale	(15,913)	(88,542)
Purchases of securities held to maturity	(5,057)	(8,656)
Proceeds from sales of securities available for sale	21,172	38,758
Proceeds from maturing securities available for sale	2,670	3,175
Proceeds from maturing securities held to maturity	20,319	11,436
Proceeds from principal payments on mortgage-backed securities	9,897	12,741
Net increase in loans	(6,632)	(14,766)
Purchases of banking premises and equipment, net of disposals	(833)	(2,640)
Net cash provided by (used by) investing activities	25,623	(48,494)

Financing activities:
Net increase in deposits	36,684	51,112
Decrease in other borrowings	(26,700)	(2,800)
Net proceeds from exercise of stock options
issued pursuant to equity incentive plan	196	172
Purchases of Treasury Stock	(844)	(122)
Cash dividends paid	(2,691)	(3,622)
Net cash provided by financing activities	6,645	44,740

Increase in cash and cash equivalents	37,430	2,949
Cash and cash equivalents beginning of period	8,862	13,039
Cash and cash equivalents end of period	$46,292	$15,988

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$1,951	$1,904
Income taxes	$2,271	$3,176
Noncash investing and financing activities:
Dividends declared and unpaid	$1,441	$1,046

See accompanying notes to the Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York as a single bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) and a financial subsidiary, the now dissolved Bridgehampton Abstract Holding LLC, which had a 100% ownership in an investment in Bridge Abstract LLC (“Bridge Abstract”). Effective April 1, 2004, Bridgehampton Abstract Holding LLC ownership interest in Bridge Abstract increased to 100% from 51% ownership. Subsequent to December 31, 2004, Bridgehampton Abstract Holding LLC was dissolved.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Computation of Per Share Income	Three months ended		Six months ended
(in thousands, except per share data)	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net Income	$2,325	$2,542	$4,575	$5,167

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,254	6,251	6,256	6,246
Weighted Average Common Equivalent Shares	53	80	52	84
Weighted Average Common and Common Equivalent Shares	6,307	6,331	6,308	6,330
Basic earnings per share	$0.37	$0.41	$0.73	$0.83
Diluted earnings per share	$0.37	$0.40	$0.73	$0.82

3. Repurchased Stock

For the six months ended June 30, 2005, the Company repurchased 29,470 shares as compared to 4,500 shares repurchased during the six-month period ended June 30, 2004. Repurchased shares are held in the Company’s treasury account, and may be utilized for general corporate purposes.

4. Stock Based Compensation Plans

Employee compensation expense under stock options is reported using the intrinsic value method. No stock based compensation cost is reflected in net income, as all the options granted had an exercise price equal to the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), “Accounting for Stock-Based Compensation.” We have used the Black-Scholes option pricing model to estimate the grant date fair value of our option grants.

		Three months ended,		Six months ended,
(In thousands, except		June 30,	June 30,	June 30,	June 30,
per share data)		2005	2004	2005	2004
Net Income:	As Reported:	$2,325	$2,542	$4,575	$5,167
Pro Forma:		$2,325	$2,496	$4,560	$5,071
Basic EPS:	As Reported:	$0.37	$0.41	$0.73	$0.83
Pro Forma:		$0.37	$0.40	$0.73	$0.81
Diluted EPS:	As Reported:	$0.37	$0.40	$0.73	$0.82
Pro Forma:		$0.37	$0.40	$0.73	$0.81

5. Securities

A summary of the amortized cost and estimated fair value of securities is as follows:

	June 30, 2005		December 31, 2004
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury and government agency securities	$38,875	$38,714	$53,736	$54,039
State and municipal obligations	45,113	45,773	40,027	41,044
Mortgage-backed securities	99,058	98,064	107,609	106,959
Total available for sale	183,046	182,551	201,372	202,042
Restricted:
Federal Reserve Bank Stock	36	36	36	36
Federal Home Loan Bank Stock	2,133	2,133	1,943	1,943
Total restricted	2,169	2,169	1,979	1,979
Held to maturity:
State and municipal obligations	5,951	5,937	21,213	21,131
Total held to maturity	5,951	5,937	21,213	21,131
Total debt and equity securities	$191,166	$190,657	$224,564	$225,152

Securities having a fair value of approximately $161,706,000 and $110,479,000 at June 30, 2005 and December 31, 2004, respectively, were pledged to secure public deposits and Federal Home Loan Bank overnight borrowings. The Company did not hold any trading securities during the six months ended June 30, 2005 or the year ended December 31, 2004.

6. Loans

The following table sets forth the major classifications of loans:

	June 30, 2005	December 31, 2004
(In thousands)

Real estate mortgage loans	$236,135	$236,812
Commercial, financial, and agricultural loans	37,905	34,342
Installment/consumer loans	7,162	6,685
Real estate construction loans	21,833	18,452
Total loans	303,035	296,291
Unearned income	(197)	(157)
	302,838	296,134
Allowance for loan losses	(2,410)	(2,188)
Net loans	$300,428	$293,946

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

Nonaccrual loans at June 30, 2005 and December 31, 2004 were $456,000 and $1,695,000, respectively. Subsequent to December 31, 2004, three loans with a total principal balance of $1,288,000 were removed from the nonaccrual list, with two loans returning to accrual status and one loan being repaid. There were no loans 90 days or more past due that were still accruing, or any restructured loans at June 30, 2005 and December 31, 2004.

As of June 30, 2005, the Company had an impaired loan as defined by SFAS No. 114, of approximately $95,000 with a specific reserve of $75,000. At December 31, 2004, the Company had no impaired loans, as defined by SFAS No. 114. For a loan to be considered impaired, management reviews whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgements.

7. Allowance for Loan Losses

Management monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at June 30, 2005, we believe the allowance for loan losses is adequate. The following table sets forth changes in the allowance for loan losses.

(In thousands)	For the Six Months Ended		For the Year Ended
	June 30, 2005	June 30, 2004	December 31, 2004
Beginning balance	$2,188	$2,144	$2,144
Provision for loan loss	150	50	300
Net recoveries/(charge-offs)	72	(22)	(256)
Ending balance	$2,410	$2,172	$2,188

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

The Company did not contribute to the pension plan in the six months ended June 30, 2005. Contributions to the rabbi trust were approximately $350,000 for the six months of 2005. The Company will continue to assess if any additional contributions will be made to the pension plan or the rabbi trust through the end of the year.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

(In thousands)	At June 30,
	Pension Benefits		SERP Benefits
Components of net periodic benefit cost	2005	2004	2005	2004
Service cost	$158	$138	$43	$31
Interest cost	111	99	35	26
Expected return on plan assets	(148)	(104)	-	-
Amortization of net loss	12	14	11	3
Amortization of unrecognized prior service cost	4	4	-	-
Amortization of unrecognized transition (asset) obligation	(4)	(4)	(14)	(14)
Net periodic benefit cost	$133	$147	$75	$46

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,”“believes,”“should,”“plans,”“anticipates,”“will,”“potential,”“could,”“intend,”“may,”“outlook,”“predict,”“project,”“would,”“estimates,”“assumes,”“likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the abstract subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

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

Overview

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a single bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title abstract subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto, and other financial information included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2004, and this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

Net income for the three months ended June 30, 2005 was $2,325,000, decreasing $217,000 from earnings of $2,542,000 for the same period last year. Diluted earnings per share for the second quarter 2005 were $0.37, a decrease of $0.03, or 7.5% from $0.40 per diluted share for the second quarter of 2004. Net income for the six-month period ended June 30, 2005 was $4,575,000, decreasing 11.5% from $5,167,000 for the first six months of 2004. Diluted earnings per share for the six-month period ended June 30, 2005 were $0.73, a decrease of $0.09, or 11.0% from $0.82 per diluted share for the first six months of 2004.

Performance ratios for the first six-month period of 2005 include returns on average equity and average assets of 19.29% and 1.68%, respectively. Maintaining operating efficiency continues to be a priority with an efficiency ratio of

48.8% for the second quarter. With a Tier 1 Capital to Average Assets ratio of 8.6%, the Company’s capital levels remain strong, and the Company is well positioned for future growth. Stockholders’ equity totaled $47,741,000 at June 30, 2005 as compared to $42,940,000 at June 30, 2004 and $47,213,000 at December 31, 2004.

The Company gave careful consideration to containing asset growth, as the flatness of the treasury yield curve made longer duration investments and loans less attractive. The balance sheet is managed closely with attention to both interest rate and credit risks. During the second quarter, the Federal Reserve Open Market Committee continued raising short term interest rates, while long term rates remained low. Consistent with the first quarter of 2005, the Bank maintained a net interest margin of 4.9% for the three month period ended June 30, 2005. Net interest income was primarily flat for the first six months of 2005 compared to the same period of 2004. As expected, earnings reflect compression of our net interest margin to 4.9% from 5.0% over the same period in the prior year, as the liability side of the balance sheet repriced upward faster than the asset side.

To control asset growth, the Company reduced volatile deposits this year to help moderate the net interest margin. Average demand deposit growth remained strong at 10.5% or $16.3 million, while overall average deposits increased only 1.8 % or $8.4 million, when comparing the six month periods of 2005 and 2004. Throughout the period of declining interest rates from early 2001 through mid 2004, the Bank proactively reduced rates on deposit accounts. Last quarter the Company reported that it responded to competitive pressures by raising interest rates on interest bearing deposits with the objective of protecting existing customer relationships in the face of increasing competition for deposits in its market area. Although this strategy resulted in a higher cost of funds, customer retention remained strong. Average cost of interest bearing liabilities increased to 1.2% for the first six months of 2005, from 0.7% for the same period of 2004.

Total assets increased 1.9% to $557,321,000 at June 30, 2005, approximately $10,121,000 more than total assets at December 31, 2004. Total deposits grew 7.8%, or $36,684,000 from December 31, 2004 to $505,995,000, with growth in demand deposits, savings, N.O.W., and money market deposits of 11.7%. Demand deposits grew 11.6% at June 30, 2005 over the same date for the prior year and 22.8% from December 31, 2004. Demand deposits represented 38.4% of total deposits at June 30, 2005.

Total other expenses increased during the six-month period ended June 30, 2005 by $514,000 or 7.7% over the same period last year. Total other expenses increased during the three-month period ended June 30, 2005 by $349,000 or 10.6% over the same period last year. Acknowledging potential positive effects of future deposit growth on net interest income, the Company continued to invest in infrastructure that supports core deposit growth without reaching out to more expensive short term wholesale funding. It is anticipated that the Westhampton Beach branch, currently under construction, will open by year end, and the Company is also in the process of upgrading branch locations with new facilities in existing markets. In late July 2005, the Company received approval on its plans for a new facility in the Village of Southampton. The property for expanded facilities in East Hampton Village is still in the municipal approval process. Concurrently the Bank is seeking expansion opportunities in new markets that allow future growth of its business model. During the second quarter of 2005 the Bank was unable to close on the contract to purchase property in Center Moriches due to the unsuccessful attempt to get a zoning change on the property, however the Bank actively continues to explore other options. The primary component of increases in other expenses was salary and benefit expense. Several key senior and middle management positions, both front line and back office, were filled since June 30, 2004 as the Company positioned itself for future growth. Staff increases and enhancements strive to improve customer service and business opportunities through the development of a more experienced, customer oriented staff. The Company continues to evaluate and implement strategies that allow further diversification of its revenue streams.

Total loans grew 5.2% year over year for the six-month period, primarily attributable to growth in real estate construction and real estate mortgage loans. Average loans grew 5.4% or $15.4 million for the six-month period year over year, a slower pace than for the comparable periods in the prior two years. Loan quality remains strong. At the same time, the ratio of the allowance for loan losses to total loans at June 30, 2005 increased to 0.80% from 0.75% at the same date last year, benefiting from net recoveries for the 2005 six-month period as well as providing for a provision for loan losses of $150,000.

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

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at June 30, 2005, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three-month period ended June 30, 2005 totaled $2,325,000 or $0.37 per diluted share as compared to $2,542,000 or $0.40 per diluted share for the same period in 2004. Changes for the three months ended June 30, 2005 include: (i) $117,000 or 1.9% decrease in net interest income; (ii) $100,000 increase in the provision for loan losses; (iii) $124,000 or 10.2% increase in total other income and (iv) $349,000 or 10.6% increase in total other expenses, over the same period in 2004. The effective income tax rate decreased to 33.9% from 35.8% for the same period last year, which is partially attributed to a reduction in the New York State tax.

Net income for the six-month period ended June 30, 2005 totaled $4,575,000 or $0.73 per diluted share as compared to $5,167,000 or $0.82 per diluted share for the same period in 2004. Changes for the six months ended June 30, 2005 include: (i) $25,000 or 0.2% decrease in net interest income; (ii) $100,000 increase in the provision for loan losses; (iii) $446,000 or 15.9% decrease in total other income and (iv) $514,000 or 7.7% increase in total other expenses, over the same period in 2004. The effective income tax rate decreased to 34.3% from 35.8% for the same period last year, which is partially attributed to a reduction in the New York State tax.

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

Three months ended June 30,	2005			2004
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$301,836	$5,111	6.8%	$287,347	$4,776	6.7%
Mortgage-backed securities	100,531	1,016	4.0	106,230	940	3.5
Taxable securities	36,021	322	3.5	53,701	517	3.8
Tax exempt securities (1)	59,346	694	4.6	51,433	607	4.7
Federal funds sold	9,902	71	2.8	7,275	18	1.0
Securities, restricted	2,162	24	4.5	1,979	5	1.0
Deposits with banks	77	1	5.2	216	-	-
Total interest earning assets	509,875	7,239	5.7	508,181	6,863	5.4
Non interest earning assets:
Cash and due from banks	17,187			17,194
Other assets	17,802			17,391
Total assets	$544,864			$542,766

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$251,023	$736	1.2%	$256,230	$308	0.5%
Certificates of deposit of $100,000
or more	33,308	160	1.9	38,330	121	1.3
Other time deposits	28,307	112	1.6	31,420	111	1.4
Federal funds purchased	171	2	4.6	4,382	15	1.4
Other borrowings	2,920	23	3.2	2,802	8	1.2
Total interest bearing liabilities	315,729	1,033	1.3	333,164	563	0.7
Non interest bearing liabilities:
Demand deposits	179,521			162,715
Other liabilities	1,881			2,290
Total liabilities	497,131			498,169
Stockholders’ equity	47,733			44,597
Total liabilities and stockholders’ equity	$544,864			$542,766

Net interest income/interest rate spread (2)		6,206	4.4%		6,300	4.7%

Net interest earning assets/net interest margin (3)	$194,146		4.9%	$175,017		5.0%

Ratio of interest earning assets to
interest bearing liabilities			161.5%			152.5%

Less: Tax equivalent adjustment		(235)			(212)

Net interest income		$5,971			$6,088

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Six months ended June 30,	2005			2004
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$298,582	$9,992	6.8%	$283,213	$9,389	6.7%
Mortgage-backed securities	103,043	2,089	4.0	98,135	1,828	3.7
Taxable securities	44,270	821	3.7	53,679	1,040	3.8
Tax exempt securities (1)	60,325	1,365	4.5	50,123	1,220	4.8
Federal funds sold	5,404	76	2.8	8,493	42	1.0
Securities, restricted	2,071	40	3.9	1,810	12	1.4
Deposits with banks	71	1	2.8	177	-	-
Total interest earning assets	513,766	14,384	5.6	495,630	13,531	5.5
Non interest earning assets:
Cash and due from banks	15,974			16,961
Other assets	18,444			17,937
Total assets	$548,184			$530,528

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$250,808	$1,264	1.0%	$253,625	$602	0.5%
Certificates of deposit of $100,000
or more	34,578	308	1.8	37,460	240	1.3
Other time deposits	29,453	219	1.5	31,654	228	1.5
Federal funds purchased	1,630	22	2.7	3,519	24	1.3
Other borrowings	10,060	136	2.7	1,401	8	1.5
Total interest bearing liabilities	326,529	1,949	1.2	327,659	1,102	0.7
Non interest bearing liabilities:
Demand deposits	171,671			155,355
Other liabilities	2,153			3,126
Total liabilities	500,353			486,140
Stockholders’ equity	47,831			44,388
Total liabilities and stockholders’ equity	$548,184			$530,528

Net interest income/interest rate spread (2)		12,435	4.4%		12,429	4.8%

Net interest earning assets/net interest margin (3)	$187,237		4.9%	$167,971		5.0%

Ratio of interest earning assets to
interest bearing liabilities			157.3%			151.3%

Less: Tax equivalent adjustment		(468)			(437)

Net interest income		$11,967			$11,992

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in volume of average interest earning assets and interest bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include nonaccrual loans.

	Three months ended June 30			Six months ended June 30
	2005 Over 2004			2005 Over 2004
(In thousands)	Changes Due To			Changes Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest
earning assets:

Loans (including loan fee income)	$254	$81	$335	$492	$111	$603
Mortgage-backed securities	(269)	345	76	91	170	261
Taxable securities	(160)	(35)	(195)	(180)	(39)	(219)
Tax exempt securities (1)	123	(36)	87	348	(203)	145
Federal funds sold	8	45	53	(45)	79	34
Securities, restricted	1	18	19	2	26	28
Deposits with banks	(10)	11	1	(4)	5	1
Total interest earning assets	(53)	429	376	704	149	853

Interest expense on interest
bearing liabilities:

Savings, N.O.W. and money market deposits	(44)	472	428	(20)	682	662
Certificates of deposit of $100,000 or more	(94)	133	39	(51)	119	68
Other time deposits	(47)	48	1	(24)	15	(9)
Federal funds purchased	(85)	72	(13)	(34)	32	(2)
Other borrowings	-	15	15	80	48	128
Total interest bearing liabilities	(270)	740	470	(49)	896	847
Net interest income	$217	$(311)	$(94)	$753	$(747)	$6

(1) The above table is presented on a tax equivalent basis.

The net interest margin for the three months ended June 30, 2005 decreased to 4.9% from 5.0% from the same three-month period in 2004. The decrease in net interest income of $117,000 or 1.9% for the current three-month period over the same period last year primarily resulted from the effect of the increase in rate for the average total interest bearing liabilities being greater than the effect of the increase in the rate of average total interest earning assets. There was a 0.3% increase in average total interest earning assets to $509,875,000 from $508,181,000. The yield on average interest earning assets for the three-month period ended June 30, 2005 increased to 5.7% from 5.4% during the same period in 2004. Average interest bearing liabilities decreased 5.2% to $315,729,000 in 2005 from $333,164,000 for the same period last year. The cost of average interest bearing liabilities increased to 1.3% during 2005 from 0.7% for 2004.

The decrease in net interest income of $25,000 or 0.2% for the current six-month period over the same period last year primarily resulted from a 3.7% increase in average total interest earning assets to $513,766,000 from $495,630,000 for the comparable period in 2004. The net change in rate for average total interest bearing liabilities was a greater increase than the change in rate for average total interest earning assets. Average interest bearing liabilities decreased 0.3% to $326,529,000 in 2005 from $327,659,000 for the same period last year. The yield on average interest earning assets for the six-month period ended June 30, 2005 increased to 5.6% from 5.5% during the same period in 2004. The cost of average interest bearing liabilities increased to 1.2% for the six-month period ended June 30, 2005 from 0.7% for the same six-month period in 2004. The net interest margin decreased to 4.9% for the six months ended June 30, 2005 from 5.0% from the same six-month period in 2004.

For the six-month period ended June 30, 2005 the yield on average interest earning assets was up from the six-month period ended June 30, 2004. The cost of average interest bearing liabilities also was up from the same six-month period in 2004 due to increases in interest rates on interest bearing deposits and average overnight borrowings. Because the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.

For the six month period ended June 30, 2005, average loans grew by $15,369,000 or 5.4% as compared to average loans for the six-month period ended June 30, 2004. Real estate mortgage loans primarily contributed to the growth as well as an increase in real estate construction loans. Growth in real estate loans is mainly attributed to an increase in commercial construction loans, home equity loans and residential mortgages. The Bank is committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the six month period ended June 30, 2005, average total investments grew by $5,962,000 or 2.9% as compared to average total investments for the six-month period ended June 30, 2004. Average balances in mortgage-backed securities and tax exempt securities increased year over year, while average taxable securities decreased for the first six months of 2005 as compared to the first six months of 2004. Average federal funds sold decreased $3,089,000 or 36.4% over the average balance for the same period in the prior year.

For the six month period ended June 30, 2005, average total deposits grew by $8,416,000, or 1.8%, as compared to average total deposits for the six-month period ended June 30, 2004. For the six month period ended June 30, 2005, components of this change include an increase in average demand deposits of $16,316,000 or 10.5% as compared to average demand deposits for the six-month period ended June 30, 2004. Average balances in savings N.O.W. and money market accounts; certificates of deposit of $100,000 or more; and other time deposits decreased $7,900,000 or 2.4% for the six month period ended June 30, 2005 as compared to average balances over the same six month period in 2004. Over the preceding six-month periods, average public fund deposits comprised 17.0% of total average deposits at June 30, 2005 and 19.4% of total average deposits at June 30, 2004. Average federal funds purchased totaled with average other borrowings increased $6,770,000 or 137.6% over the average balances for the same period in the prior year.

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

The credit quality of the loan portfolio remained strong for the quarter ended June 30, 2005. Since December 31, 2004, nonaccrual loans decreased $1,239,000 to $456,000 from $1,695,000, representing 0.15% of net loans at June 30, 2005. Total nonaccrual loans represented 0.6% of net loans at December 31, 2004. Subsequent to December 31, 2004, three loans having a total principal amount of $1,288,000 were removed from the nonaccrual list, with two loans returning to accrual status and one loan repaid. The Bank had no foreclosed real estate at June 30, 2005 and December 31, 2004. The Bank recognized net recoveries in the amount of $72,000 for the six months ended June 30, 2005 as compared to net charge-offs of $22,000 for the same period in 2004.

Loans of approximately $6,791,000 or 2.2% of total loans at June 30, 2005 were classified as potential problem loans. This was a decrease of $888,000 from $7,679,000 or 2.6% of total loans at December 31, 2004. These are loans for which management has information that indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a material loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio, of the current asset quality of the portfolio, and the net recoveries of $72,000, a provision for loan losses of $150,000 was recorded during the first six months of 2005. The allowance for loan losses increased to $2,410,000 at June 30, 2005, as compared to $2,188, 000 at December 31, 2004. As a percentage of total loans, the allowance was 0.80% at June 30, 2005, 0.78% at March 31, 2005, and 0.74% at December 31, 2004.

Non Interest Income

Total other income increased during the three-month period ended June 30, 2005 by $124,000 or 10.2% over the same period last year. Net gains on sales of securities during the three months ended June 30, 2005 totaled $52,000, compared to net securities gains for the three-month period ended June 30, 2004 of $5,000. Service charges on deposit accounts for the three-month period ended June 30, 2005 totaled $593,000 reflecting a decrease of $64,000. We believe that customers have modified their behavior to avoid paying fees, which partially stems from changes in our fee policies. Certain published research indicates that this is an industry pattern. Fees for other customer services for the three-month period ended June 30, 2005 totaled $358,000, an increase of $45,000 from the same three-month period in 2004. The higher income predominately related to increased merchant processing revenue..

Total other income decreased during the six-month period ended June 30, 2005 by $446,000 or 15.9% over the same period last year. Net gains on sales of securities during the six months ended June 30, 2005 totaled $115,000, compared to net securities gains for the six-month period ended June 30, 2004 of $626,000. Excluding net securities gains, total other income increased $65,000 or 3.0% for the six months ended June 30, 2005. Service charges on deposit accounts for the six-month period ended June 30, 2005 totaled $1,144,000, reflecting a decrease of 7.7% over the six months ended June 30, 2005. The decline is attributable to the aforementioned change in customer behavior. Fees for other customer services for the six-month period ended June 30, 2005 totaled $581,000, an increase of 2.7% from the same six-month period in 2004 Bridge Abstract generated title fee income of $295,000 and $213,000 for the three-month periods ended June 30, 2005 and 2004, respectively; and $455,000 and $325,000 for the six-month periods ended June 30, 2005 and 2004, respectively.

Non Interest Expense

Total other expenses increased during the three-month period ended June 30, 2005 by $349,000 or 10.6% and increased during the six-month period ended June 30, 2005 by $514,000 or 7.7% over the same periods last year. The primary component of this increase was salary and benefit expense increasing $310,000 or 17.4% for the three-month period and increasing $486,000 or 13.1% for the six-month ended June 30, 2005 over the same periods last year. Increases in salaries and employee benefit costs were due to base salary increases, filling vacant positions and hiring new employees to support the Company’s expanding infrastructure.

Total other operating expenses for the three-month period ended June 30, 2005 totaled $1,016,000; an increase of $54,000 or 5.6% over the same period last year. Total other operating expenses for the six-month period ended June 30, 2005 totaled $1,904,000; an increase of $28,000 or 1.5% over the same period last year.

Income Taxes

The provision for income taxes decreased during the three-month period ended June 30, 2005 by $225,000 or 15.9% over the same period last year due to the reduction in income before provision for income taxes The effective tax rate for the three-month period ended June 30, 2005 decreased to 33.9% as compared to 35.8% for the same period last year. The effective tax rate for the six-month period ended June 30, 2005 decreased to 34.3% as compared to 35.8% for the same period last year. These reductions are partially attributed to a reduction in the the New York State tax .

Financial Condition

Assets totaled $557,321,000 at June 30, 2005, an increase of $10,121,000 or 1.9% from December 31, 2004. This change is primarily a result of increases in federal funds sold of $31,200,000 and total loans of $6,704,000 and offset by decreases in the investment portfolio of $34,563,000, or 15.4% due to sales and maturities of investment securities. Inflows were due to an increase in demand deposits of $36,036,000, or 22.8%; and savings, N.O.W. and money market deposits of $11,047,000, or 4.6%, which in part were used to pay down the overnight borrowing position at December 31, 2004.

Total stockholders’ equity was $47,741,000 at June 30, 2005, an increase of 1.1% from December 31, 2004.

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

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Company at June 30, 2005 were limited to $13,074,000, which represents the Bank’s 2005 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 15% of total assets. At June 30, 2005, the Bank had aggregate lines of credit of
$42,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $22,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. There were no overnight borrowings at June 30, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2005, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At June 30, 2005 and December 31, 2004, actual capital levels and minimum required levels for the Bank were as follows:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
(In thousands)	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2005
Total Capital (to risk weighted assets)	$49,156	13.4%	$29,386	>8.0%	$35,873	>10.0%
Tier 1 Capital (to risk weighted assets)	46,746	12.7	14,693	>4.0	21,524	>6.0
Tier 1 Capital (to average assets)	46,746	8.6	21,825	>4.0	27,615	>5.0

As of December 31, 2004
Total Capital (to risk weighted assets)	$47,773	13.2%	$28,924	>8.0%	$36,154	>10.0%
Tier 1 Capital (to risk weighted assets)	45,585	12.6	14,462	>4.0	21,693	>6.0
Tier 1 Capital (to average assets)	45,585	8.1	22,512	>4.0	28,140	>5.0

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

Recent Regulatory and Accounting Developments

SFAS 123R, “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Securities and Exchange Commission in April 2005 amended the compliance dates for SFAS 123R from periods beginning after June 15, 2005 to the beginning of the next fiscal year. Historically options granted by the Company have vested immediately; compensation expense would be recorded on the date of grant. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date and so cannot currently be predicted. The majority of the options granted will vest immediately so no additional compensation expense will be recorded subsequent to the date of adoption of SFAS 123R , while some may vest over time; therefore, compensation expense will be recorded after the implementation of SFAS 123R. There will be no significant effect on financial position as total equity will not change.

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

The Company utilizes a simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates. Because of the historically low rate environment at year-end 2004, the simulation modeled was a 100 basis point shift downward at December 31, 2004. The simulation was modeled with a 200 basis point shift downward for June 30, 2005. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(RATE SHOCK)	Interest Income		Interest Income
(In thousands)
	$ Change	% Change	$ Change	% Change
200	$109	0.42%	$(472)	(1.84)%
Static	-	-	-	-
(100)			$220	0.86%
(200)	$(311)	(1.20)%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased in Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs-2004 (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2005				159,310
May 2005	5,000	$29.70	26,500	154,310
June 2005	24,470	$28.43	50,970	129,840

(1)	The Board of Directors reaffirmed the stock repurchase program on May 17, 2004.

-	The Board of Directors approved repurchase of shares up to 180,810 shares.
-	There is no expiration date for the stock repurchase plan.
-	There is no stock repurchase plan that has expired nor been terminated during the period ended June 30, 2005.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held at The Bridgehampton National Bank, 2200 Montauk Highway, Bridgehampton, New York 11932 on April 29, 2005.

Three Class C directors were elected for a term of three years.

Nominees for Director	For	Against or Withheld
Class C (three year term):
Raymond Wesnofske	4,801,764	33,979
Thomas J. Tobin	4,777,959	57,784
Charles I. Massoud	4,801,771	33,972

Directors Continuing in Office
Class A (remaining one year term):
R. Timothy Maran
Dennis A. Suskind

Class B (remaining two year term):
Thomas E. Halsey
Marcia Z. Hefter
Howard H. Nolan

Ratification of Independent Auditors	For	Against or Withheld
Crowe Chizek and Company LLC	4,829,346	6,397

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

BRIDGE BANCORP, INC.
Registrant

August 8, 2005	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

August 8, 2005	/s/ Janet T. Verneuille
Janet T. Verneuille
Senior Vice President, Chief Financial Officer
and Treasurer