Form 10-Q
period 2005-09-30
BRIDGE BANCORP INC
filed 2005-11-08
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

There were 6,220,859 shares of common stock outstanding as of November 4, 2005.

BRIDGE BANCORP, INC.

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Condition as of September 30, 2005 and December 31, 2004

Consolidated Statements of Income for the Three and Nine months ended September 30, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Nine months ended September 30, 2005

Consolidated Statements of Cash Flows for the Nine months ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
(In thousands, except share and per share amounts)	September 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$13,052	$8,744
Interest earning deposits with banks	164	118
Federal funds sold	9,555	-
Total cash and cash equivalents	22,771	8,862

Securities available for sale	189,570	202,042
Securities, restricted	2,169	1,979
Securities held to maturity (fair value of $10,003 and $21,131, respectively)	10,011	21,213
Total securities, net	201,750	225,234

Loans	304,157	296,134
Less: Allowance for loan losses	(2,393)	(2,188)
Loans, net	301,764	293,946

Banking premises and equipment, net	14,748	13,817
Accrued interest receivable	2,595	2,469
Other assets	3,488	2,872
Total Assets	$547,116	$547,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$192,927	$158,366
Savings, N.O.W. and money market deposits	257,625	242,814
Certificates of deposit of $100,000 or more	19,741	35,306
Other time deposits	26,074	32,825
Total deposits	496,367	469,311

Overnight borrowings	-	26,700
Accrued interest on depositors’ accounts	277	273
Other liabilities and accrued expenses	3,381	3,703
Total Liabilities	500,025	499,987

Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,220,859
and 6,254,489 shares outstanding at September 30, 2005 and December 31, 2004, respectively	64	64
Surplus	21,648	21,462
Undivided profits	30,655	27,856
Less: Treasury Stock at cost, 165,447 and 131,817 shares at September 30, 2005 and December 31, 2004, respectively	(3,905)	(2,330)
Unearned stock awards	(129)	(121)
	48,333	46,931
Accumulated other comprehensive income (loss):
Net unrealized (loss)/gain on securities, net of taxes of ($753) and $267 at September 30, 2005 and December 31, 2004, respectively	(1,121)	403
Net minimum pension liability, net of taxes of $81 at September 30, 2005 and December 31, 2004	(121)	(121)
Total Stockholders’ Equity	47,091	47,213
Total Liabilities and Stockholders’ Equity	$547,116	$547,200
See accompanying notes to the Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)
	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$5,275	$4,706	$15,267	$14,095
Mortgage-backed securities	1,044	1,191	3,133	3,019
State and municipal obligations	505	404	1,402	1,187
U.S. Treasury and government agency securities	350	604	1,171	1,644
Federal funds sold	172	38	248	80
Other securities	26	11	66	23
Deposits with banks	1	1	2	1
Total interest income	7,373	6,955	21,289	20,049

Interest expense:
Savings, N.O.W. and money market deposits	856	362	2,120	964
Certificates of deposit of $100,000 or more	138	113	446	353
Other time deposits	124	115	343	343
Federal funds purchased	-	-	22	24
Other borrowed money	-	10	136	18
Total interest expense	1,118	600	3,067	1,702

Net interest income	6,255	6,355	18,222	18,347
Provision for loan losses	150	100	300	150

Net interest income after provision for loan losses	6,105	6,255	17,922	18,197

Other income:
Service charges on deposit accounts	488	560	1,632	1,799
Net securities gains (losses)	-	(2)	115	624
Fees for other customer services	525	432	1,106	998
Title fee income	360	234	815	558
Other operating income	18	60	83	111
Total other income	1,391	1,284	3,751	4,090

Other expenses:
Salaries and employee benefits	2,144	1,846	6,327	5,543
Net occupancy expense	299	341	926	982
Furniture and fixture expense	232	244	731	729
Other operating expenses	1,096	952	3,000	2,828
Total other expenses	3,771	3,383	10,984	10,082

Income before provision for income taxes	3,725	4,156	10,689	12,205
Provision for income taxes	1,251	1,493	3,640	4,375
Net income	$2,474	$2,663	$7,049	7,830
Basic earnings per share	$0.40	$0.43	$1.13	$1.25
Diluted earnings per share	$0.39	$0.42	$1.12	$1.24
Comprehensive income	$1,649	$5,387	$5,525	$7,366

See accompanying notes to the Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands, except share and per share amounts)
								Accumulated
	Common	Stock					Unearned	Other
	Shares			Comprehensive	Undivided	Treasury	Stock	Comprehensive
	Outstanding	Amount	Surplus	Income	Profits	Stock	Awards	Income (Loss)	Total
Balance at December 31, 2004	6,254,489	$64	$21,462		$27,856	$(2,330)	$(121)	$282	$47,213
Net income				$7,049	7,049				7,049
Stock awards vested	6,155		36			28	82		146
Stock awards granted			52			38	(90)		-
Exercise of stock options	21,821		98			134			232
Treasury stock repurchases	(61,606)					(1,775)			(1,775)
Cash dividends declared, $0.68 per share					(4,250)				(4,250)
Other comprehensive income, net of tax
Unrealized losses in securities available for sale, net of tax				(1,524)				(1,524)	(1,524)
Comprehensive income				$5,525

Balance at September 30, 2005	6,220,859	$64	$21,648		$30,655	$(3,905)	$(129)	$(1,242)	$47,091

See accompanying notes to the Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Nine months ended September 30,	2005	2004
Operating activities:
Net Income	$7,049	$7,830
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	300	150
Depreciation and amortization	635	711
Amortization and accretion, net	620	1,000
Earned or allocated expense of restricted stock awards	82	57
Net securities gains	(115)	(624)
Increase in accrued interest receivable	(126)	(396)
Decrease in other assets	266	1,948
Decrease in accrued and other liabilities	(219)	(850)
Net cash provided by operating activities	8,492	9,826

Investing activities:
Purchases of securities available for sale	(31,051)	(94,750)
Purchases of securities held to maturity	(12,837)	(20,376)
Proceeds from sales of securities available for sale	21,172	43,993
Proceeds from maturing securities available for sale	2,670	4,450
Proceeds from maturing securities held to maturity	24,039	13,866
Proceeds from principal payments on mortgage-backed securities	16,440	18,611
Net increase in loans	(8,118)	(15,391)
Purchases of banking premises and equipment, net of disposals	(1,566)	(2,915)
Net cash provided by (used by) investing activities	10,749	(52,512)

Financing activities:
Net increase in deposits	27,056	61,580
Decrease in other borrowings	(26,700)	(5,900)
Net proceeds from exercise of stock options
issued pursuant to equity incentive plan	216	189
Purchases of Treasury Stock	(1,775)	(313)
Cash dividends paid	(4,129)	(4,667)
Net cash (used by) provided by financing activities	(5,332)	50,889

Increase in cash and cash equivalents	13,909	8,203
Cash and cash equivalents beginning of period	8,862	13,039
Cash and cash equivalents end of period	$22,771	$21,242

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$3,063	$1,685
Income taxes	$3,761	$4,271
Noncash investing and financing activities:
Dividends declared and unpaid	$1,433	$1,128

See accompanying notes to the Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York as a single bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) and a financial subsidiary; the now dissolved Bridgehampton Abstract Holding LLC, which had a 100% ownership in an investment in Bridge Abstract LLC (“Bridge Abstract”). Effective April 1, 2004, Bridgehampton Abstract Holding LLC ownership interest in Bridge Abstract increased to 100% from 51% ownership. Subsequent to December 31, 2004, Bridgehampton Abstract Holding LLC was dissolved.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Computation of Per Share Income	Three months ended		Nine months ended
(in thousands, except per share data)	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net Income	$2,474	$2,663	$7,049	$7,830

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,237	6,266	6,250	6,253
Weighted Average Common Equivalent Shares	35	62	43	76
Weighted Average Common and Common Equivalent Shares	6,272	6,328	6,293	6,329
Basic earnings per share	$0.40	$0.43	$1.13	$1.25
Diluted earnings per share	$0.39	$0.42	$1.12	$1.24

There are approximately 3,800 options outstanding and 1,200 shares of restricted stock granted at September 30, 2005 that were not included in the computation of diluted earnings per share because the options’ exercise prices and the restricted stock grant prices were greater than the average market price of the common stock and were, therefore, antidilutive.

3. Repurchased Stock

For the nine months ended September 30, 2005, the Company repurchased 61,606 shares as compared to 11,500 shares repurchased during the nine-month period ended September 30, 2004. Repurchased shares are held in the Company’s treasury account, and may be utilized for general corporate purposes.

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

		Three months ended,		Nine months ended,
(In thousands, except		September 30,	September 30,	September 30,	September 30,
per share data)		2005	2004	2005	2004
Net Income:	As Reported:	$2,474	$2,663	$7,049	$7,830
Pro Forma:		$2,473	$2,619	$7,033	$7,690
Basic EPS:	As Reported:	$0.40	$0.43	$1.13	$1.25
Pro Forma:		$0.40	$0.43	$1.13	$1.24
Diluted EPS:	As Reported:	$0.39	$0.42	$1.12	$1.24
Pro Forma:		$0.39	$0.42	$1.12	$1.23

5. Securities

A summary of the amortized cost and estimated fair value of securities is as follows:

	September 30, 2005		December 31, 2004
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury and government agency securities	$38,822	$38,408	$53,736	$54,039
State and municipal obligations	50,017	50,316	40,027	41,044
Mortgage-backed securities	102,606	100,846	107,609	106,959
Total available for sale	191,445	189,570	201,372	202,042
Restricted:
Federal Reserve Bank Stock	36	36	36	36
Federal Home Loan Bank Stock	2,133	2,133	1,943	1,943
Total restricted	2,169	2,169	1,979	1,979
Held to maturity:
State and municipal obligations	10,011	10,003	21,213	21,131
Total held to maturity	10,011	10,003	21,213	21,131
Total debt and equity securities	$203,625	$201,742	$224,564	$225,152

Securities having a fair value of approximately $112,129,000 and $110,479,000 at September 30, 2005 and December 31, 2004, respectively, were pledged to secure public deposits and Federal Home Loan Bank overnight borrowings. The Company did not hold any trading securities during the nine months ended September 30, 2005 or the year ended December 31, 2004.

6. Loans

The following table sets forth the major classifications of loans:

	September 30, 2005	December 31, 2004
(In thousands)

Real estate mortgage loans	$242,360	$236,812
Commercial, financial, and agricultural loans	32,732	34,342
Installment/consumer loans	9,338	6,685
Real estate construction loans	19,929	18,452
Total loans	304,359	296,291
Unearned income	(202)	(157)
	304,157	296,134
Allowance for loan losses	(2,393)	(2,188)
Net loans	$301,764	$293,946

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

Nonaccrual loans at September 30, 2005 and December 31, 2004 were $1,386,000 and $1,695,000, respectively. Subsequent to December 31, 2004, three loans with a total principal balance of $1,288,000 were removed from the nonaccrual list, with two loans returning to accrual status and one loan being repaid. There were no loans 90 days or more past due that were still accruing, or any restructured loans at September 30, 2005 and December 31, 2004.

As of September 30, 2005 and December 31, 2004, the Company had no impaired loans as defined by SFAS No. 114. For a loan to be considered impaired, management reviews whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgements.

7. Allowance for Loan Losses

Management monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at September 30, 2005, we believe the allowance for loan losses is adequate. The following table sets forth changes in the allowance for loan losses.

(In thousands)	For the Nine Months Ended		For the Year Ended
	September 30, 2005	September 30, 2004	December 31, 2004
Beginning balance	$2,188	$2,144	$2,144
Provision for loan loss	300	150	300
Net charge-offs	(95)	(148)	(256)
Ending balance	$2,393	$2,146	$2,188

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

The Company did not contribute to the pension plan in the nine months ended September 30, 2005. Contributions to the rabbi trust were approximately $350,000 for the nine months of 2005. The Company will continue to assess if any additional contributions will be made to the pension plan or the rabbi trust through the end of the year.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations. The following table sets forth the plans’ changes in obligations:

(In thousands)	At September 30,
	Pension Benefits		SERP Benefits
Components of net periodic benefit cost	2005	2004	2005	2004
Service cost	$237	$207	$65	$47
Interest cost	167	150	53	39
Expected return on plan assets	(222)	(156)	-	-
Amortization of net loss	18	21	17	5
Amortization of unrecognized prior service cost	7	7	-	-
Amortization of unrecognized transition (asset) obligation	(7)	(7)	21	21
Net periodic benefit cost	$200	$222	$156	$112

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

Net income for the three months ended September 30, 2005 decreased $189,000 or 7.1%, totaling $2,474,000 for the quarter ended September 30, 2005 compared to net income of $2,663,000 for the quarter ended September 30, 2004. Net income for the nine months ended September 30, 2005 decreased $781,000 or 10.0% to $7,049,000 compared to net income of $7,830,000 for the same period last year. Diluted earnings per share for the third quarter 2005 decreased 7.1% to $0.39 per diluted share from $0.42 per diluted share for the same period in 2004. Diluted earnings per share for the first nine months of 2005 were $1.12 per share decreasing 9.7% from $1.24 per share for the nine month period ended September 30, 2004.

The Company continues to be ranked among top performing financial institutions nationwide with returns on average equity and on average assets for the nine month period ended September 30, 2005 of 19.7% and 1.71% respectively, as well as an efficiency ratio of 48.4%.

Stockholders’ equity totaled $47,091,000 at September 30, 2005 as compared to $47,069,000 at September 30, 2004 and $47,213,000 at December 31, 2004. With a Tier 1 Capital to Average Assets ratio of 8.5%, the Company’s strong capital level allowed it to benefit from opportunities to buy back shares of Company stock under its Board approved stock repurchase program, as well as to support business opportunities promoting long term Company growth. Additionally, the Company continued its trend of uninterrupted dividends for the first three quarters of 2005.

As the Company continues to operate in this low rate environment, the treasury yield curve flattened further during the third quarter causing management to believe that the pressure on the net interest margin will continue. After remaining consistent at 4.9% for the prior two quarters of 2005, the net interest margin ticked up slightly to 5.0% for the three months ended September 30, 2005. Net interest income was down $125,000 for the first nine months of 2005 compared to the same period in 2004. As expected, earnings reflect compression of our net interest margin to 4.9% from 5.0% over the same nine-month period in the prior year, as the liability side of the balance sheet continued repricing upward faster than the asset side.

The Company continued its strategy to limit balance sheet growth and allow volatile deposits to run off the balance sheet, as interest rates increased rapidly and competitors vied for deposit growth. The high cost of these deposits as a funding source, coupled with flat yields at the long end of the curve resulted in less attractive investment opportunities. Total investments decreased $41,048,000 or 16.9% at September 30, 2005 year over year. Total assets decreased 0.02% to $547,116,000 at September 30, 2005, approximately $84,000 less than total assets at December 31, 2004.

Average demand deposit growth remained strong at 11.0% or $18.0 million, while overall average deposits increased only 0.2 % or $1.0 million, when comparing the nine month periods of 2005 and 2004. Average cost of interest bearing liabilities increased to 1.3% for the first nine months of 2005, from 0.7% for the same period of 2004.

Total deposits grew 5.8%, or $27,056,000 from December 31, 2004 to $496,367,000, with growth in demand deposits, savings, N.O.W., and money market deposits of 12.3%. Demand deposits increased 10.2% at September 30, 2005 over the same date for the prior year and grew 21.8% from December 31, 2004. Demand deposits represented 38.9% of total deposits at September 30, 2005.

The rate of loan growth for the third quarter and first nine months of 2005 was slower than the same period for the prior two years reflecting increased competition for quality credits within our market area. Total loans grew 5.5% year over year for the nine-month period, primarily attributable to growth in commercial real estate construction and real estate mortgage loans. Average loans grew 5.6% or $15.7 million for the nine-month period year over year.

The Company provided $150,000 to the provision for loan losses during the third quarter of 2005, and $300,000 for the nine months ended September 30, 2005 as compared to $150,000 for the same nine-month period in 2004. Loan quality remains strong. The ratio of the allowance for loan losses to total loans at September 30, 2005 increased to 0.79% from 0.74% at the same date last year.

Other financial results include an 8.3% increase in other income for the third quarter of 2005 over the same period in 2004, and a decrease of 8.3% for the first nine months of 2005 over the nine-month period in 2004. This growth was primarily driven by the title insurance abstract subsidiary, which continues to represent strong potential for noninterest income. Total other expenses increased during the nine-month period ended September 30, 2005 by $902,000 or 8.9% over the same period last year. Total other expenses increased during the three-month period ended September 30, 2005 by $388,000 or 11.5% over the same period last year. These increases resulted primarily from increased salaries and benefit expenses in 2005, as well as increased professional fees primarily from the costs associated with the review of the executive compensation. Salaries and benefits increases reflect unusually low costs in 2004 from unfilled management positions that were subsequently filled in the current year, coupled with additional staff to support the expansion of the branch network and growth in business lines such as the title insurance abstract subsidiary in 2005.

The Company expects increasing low cost, stable deposits to fuel asset growth resulting in improvements to net interest income. The anticipated fourth quarter opening of the Bank’s Westhampton Beach facility will introduce the Bank’s first branch to incorporate an on-premises café. In addition, the Bank has four new market opportunities currently in various stages of development with projected completion dates over the next two years. Investments include improvement of facilities in the Bank’s existing markets to grow market share. During the third quarter, the Company broke ground on a state-of-the-art branch facility in Southampton Village. Plans for a new East Hampton branch are entering the municipal approval process. The Bank continues to add to its menu of products and services that meet the needs of consumers and businesses. During the third quarter of 2005, payroll services for commercial customers were introduced via a third party provider, and residential mortgage offerings for consumers were broadened. Management continues to make strategic decisions that position the Company for managed balance sheet growth going forward and that further support the return of long term value to shareholders.

Critical Accounting Policies

Management of the Company evaluates those accounting estimates that are judged to be critical - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Management considers the accounting policy on loans and the related allowance for loan losses to be the most critical. The judgments made regarding the allowance for loan losses can have a material effect on the results of operations of the Company. Further discussion of the application of this critical accounting policy can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular assets. Pool evaluations are broken down as follows: first, loans with homogenous characteristics are pooled by loan type and include home equity loans, residential mortgages, land loans and consumer loans. Then all remaining loans are segregated into pools based upon the risk rating of each credit. Key factors in determining a credit’s risk rating include management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and management. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at September 30, 2005, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, and outside loan review consultants, periodically review the Bank’s allowance for loan losses. Such agencies and consultants may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three-month period ended September 30, 2005 totaled $2,474,000 or $0.39 per diluted share as compared to $2,663,000 or $0.42 per diluted share for the same period in 2004. Changes for the three months ended September 30, 2005 over September 30, 2004 include: (i) $100,000 or 1.6% decrease in net interest income; (ii) $50,000 increase in the provision for loan losses; (iii) $107,000 or 8.3% increase in total other income and (iv) $388,000 or 11.5% increase in total other expenses, over the same period in 2004. The effective income tax rate decreased to 33.6% from 35.9% for the same period last year, which is partially attributed to a reduction in the New York State tax.

Net income for the nine-month period ended September 30, 2005 totaled $7,049,000 or $1.12 per diluted share as compared to $7,830,000 or $1.24 per diluted share for the same period in 2004. Changes for the nine months ended September 30, 2005 over September 30, 2004 include: (i) $125,000 or 0.7% decrease in net interest income; (ii) $150,000 increase in the provision for loan losses; (iii) $339,000 or 8.3% decrease in total other income due to higher net securities gains in 2004 and (iv) $902,000 or 8.9% increase in total other expenses, over the same period in 2004. The effective income tax rate decreased to 34.1% from 35.8% for the same period last year, which is partially attributed to a reduction in the New York State tax.

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

Three months ended September 30,	2005			2004
(Dollars in thousands)			Average			Average
Average			Yield/	Average		Yield/
Balance		Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$300,323	$5,275	7.0%	$283,883	$4,706	6.6%
Mortgage-backed securities	103,834	1,044	3.9	119,378	1,191	3.9
Taxable securities	38,856	350	3.5	64,027	604	3.7
Tax exempt securities (1)	58,088	762	5.1	53,402	629	4.6
Federal funds sold	19,337	172	3.5	10,210	38	1.5
Securities, restricted	2,169	26	4.8	1,979	11	2.2
Deposits with banks	87	1	4.6	186	1	2.1
Total interest earning assets	522,694	7,630	5.8	533,065	7,180	5.3
Non interest earning assets:
Cash and due from banks	16,841			17,456
Other assets	18,401			18,483
Total assets	$557,936			$569,004

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$251,609	$856	1.4%	$270,763	$362	0.5%
Certificates of deposit of $100,000
or more	26,641	138	2.1	35,269	113	1.3
Other time deposits	27,006	124	1.8	33,835	115	1.4
Federal funds purchased	45	-	-	11	-	-
Other borrowings	-	-	-	2,927	10	0.3
Total interest bearing liabilities	305,301	1,118	1.5	342,805	600	0.7
Non interest bearing liabilities:
Demand deposits	201,336			179,977
Other liabilities	3,273			1,322
Total liabilities	509,910			524,104
Stockholders’ equity	48,026			44,900
Total liabilities and stockholders’ equity	$557,936			$569,004

Net interest income/interest rate spread (2)		6,512	4.3%		6,580	4.6%

Net interest earning assets/net interest margin (3)	$217,393		5.0%	$190,260		4.9%

Ratio of interest earning assets to
interest bearing liabilities			171.2%			155.5%

Less: Tax equivalent adjustment		(257)			(225)

Net interest income		$6,255			$6,355

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Nine months ended September 30,	2005			2004
(Dollars in thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$299,165	$15,267	6.8%	$283,438	14,095	6.6%
Mortgage-backed securities	103,309	3,133	4.0	105,268	3,019	3.8
Taxable securities	42,445	1,171	3.6	57,153	1,644	3.8
Tax exempt securities (1)	59,571	2,126	4.7	51,224	1,849	4.7
Federal funds sold	10,099	248	3.2	9,070	80	1.2
Securities, restricted	2,104	66	4.2	1,867	23	1.7
Deposits with banks	76	2	3.5	180	1	0.8
Total interest earning assets	516,769	22,013	5.7	508,200	20,711	5.4
Non interest earning assets:
Cash and due from banks	16,266			17,128
Other assets	18,434			18,118
Total assets	$551,469			$543,446

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$251,078	$2,120	1.1%	$259,379	$964	0.5%
Certificates of deposit of $100,000
or more	31,903	446	1.9	36,724	353	1.3
Other time deposits	28,628	343	1.6	32,519	343	1.4
Federal funds purchased	1,096	22	2.7	2,341	24	1.3
Other borrowings	6,670	136	2.7	1,914	18	1.3
Total interest bearing liabilities	319,375	3,067	1.3	332,877	1,702	0.7
Non interest bearing liabilities:
Demand deposits	181,668			163,622
Other liabilities	2,528			2,278
Total liabilities	503,571			498,777
Stockholders’ equity	47,898			44,669
Total liabilities and stockholders’ equity	$551,469			$543,446

Net interest income/interest rate spread (2)		18,946	4.4%		19,009	4.7%

Net interest earning assets/net interest margin (3)	$197,394		4.9%	$175,323		5.0%

Ratio of interest earning assets to
interest bearing liabilities			161.8%			152.7%

Less: Tax equivalent adjustment		(724)			(662)

Net interest income		$18,222			$18,347

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended September 30			Nine months ended September 30
	2005 Over 2004			2005 Over 2004
(In thousands)	Changes Due To			Changes Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest
earning assets:

Loans (including loan fee income)	$288	$281	$569	$788	$384	$1,172
Mortgage-backed securities	(207)	60	(147)	(87)	201	114
Taxable securities	(227)	(27)	(254)	(406)	(67)	(473)
Tax exempt securities (1)	58	75	133	300	(23)	277
Federal funds sold	52	82	134	10	158	168
Securities, restricted	1	14	15	3	40	43
Deposits with banks	(5)	5	-	(4)	5	1
Total interest earning assets	(40)	490	450	604	698	1,302

Interest expense on interest
bearing liabilities:

Savings, N.O.W. and money market deposits	(173)	667	494	(52)	1,208	1,156
Certificates of deposit of $100,000 or more	(150)	175	25	(75)	168	93
Other time deposits	(113)	122	9	(59)	59	-
Federal funds purchased	-	-	-	(22)	20	(2)
Other borrowings	-	(10)	(10)	80	38	118
Total interest bearing liabilities	(436)	954	518	(128)	1,493	1,365
Net interest income	$396	$(464)	$(68)	$732	$(795)	$(63)

(1) The above table is presented on a tax equivalent basis.

The net interest margin for the three months ended September 30, 2005 increased to 5.0% from 4.9% over the same three-month period in 2004. The decrease in net interest income of $100,000 or 1.6% for the current three-month period over the same period last year, primarily resulted from the effect of the increase in rate for the average total interest bearing liabilities being greater than the effect of the increase in the rate of average total interest earning assets. The effect of increased deposit rates to protect core balances was greater than the effect of the repricing of the loan and investment portfolios. There was a 2.0% increase in average total interest earning assets to $522,694,000 from $533,065,000. The yield on average interest earning assets for the three-month period ended September 30, 2005 increased to 5.8% from 5.3% during the same period in 2004. Average interest bearing liabilities decreased 10.9% to $305,301,000 in 2005 from $342,805,000 for the same period last year. The cost of average interest bearing liabilities increased to 1.5% during 2005 from 0.7% for 2004.

The decrease in net interest income of $125,000 or 0.7% for the current nine-month period over the same period last year primarily resulted from the increase in rate for average total interest bearing liabilities being greater than the increase in yield for average total interest earning assets. The liability side of the balance sheet has been repricing faster than the asset side. Average interest earning assets increased 1.7% to $516,769,000 while average interest bearing liabilities decreased 4.1% to $319,375,000 in 2005 from $332,877,000 for the same period last year. The yield on average interest earning assets for the nine-month period ended September 30, 2005 increased to 5.7% from 5.4% during the same period in 2004. The cost of average interest bearing liabilities increased to 1.3% for the nine-month period ended September 30, 2005 from 0.7% for the same nine-month period in 2004. The net interest margin decreased to 4.9% for the nine months ended September 30, 2005 from 5.0% from the same nine-month period in 2004.

For the nine-month period ended September 30, 2005 the yield on average interest earning assets was up from the nine-month period ended September 30, 2004. The cost of average interest bearing liabilities also increased over the same nine-month period in 2004 due to increases in interest rates on interest bearing deposits and average federal funds sold and overnight borrowings. While the loan portfolio increased, its effect was offset by the decrease in volume on the taxable securities. The net increase in average interest earning assets was not enough to mitigate the increasing interest rates on the liability-side of the balance sheet.

For the nine month period ended September 30, 2005, average loans grew by $15,727,000 or 5.6% as compared to average loans for the nine-month period ended September 30, 2004. Real estate mortgage loans primarily contributed to the growth as well as an increase in real estate construction loans. Growth in real estate loans is mainly attributed to an increase in commercial construction loans, home equity loans and residential mortgages. The Bank is committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the nine month period ended September 30, 2005, average total investments decreased by $7,054,000 or 3.1% as compared to average total investments for the nine-month period ended September 30, 2004. The Company has continued with its strategy to limit growth of the balance sheet. The high cost of deposits as a funding source, coupled with flat yields at the long end of the treasury yield curve resulted in less attractive investment opportunities. Average balances in mortgage-backed securities and average taxable securities decreased year over year, while average tax exempt securities increased for the first nine months of 2005 as compared to the first nine months of 2004. Average federal funds sold increased $1,029,000 or 11.3% over the average balance for the same period in the prior year.

For the nine month period ended September 30, 2005, average total deposits grew by $1,033,000, or 0.2%, as compared to average total deposits for the nine-month period ended September 30, 2004. For the nine month period ended September 30, 2005, components of this change include an increase in average demand deposits of $18,046,000 or 11.0% as compared to average demand deposits for the nine-month period ended September 30, 2004. Average balances in savings N.O.W. and money market accounts; certificates of deposit of $100,000 or more; and other time deposits decreased $17,013,000 or 5.2% for the nine month period ended September 30, 2005 as compared to average balances over the same nine month period in 2004. Factors contributing to this decrease are due to increased competition for deposits and other banks offering higher rates. Over the preceding nine-month periods, average public fund deposits comprised 16.3% of total average deposits at September 30, 2005 and 18.7% of total average deposits at September 30, 2004. Average federal funds purchased totaled with average other borrowings was a net increase $3,511,000 or 82.5% over the average balances for the same period in the prior year.

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

The credit quality of the loan portfolio remained strong for the quarter ended September 30, 2005. Since December 31, 2004, nonaccrual loans decreased $309,000 to $1,386,000 from $1,695,000, representing 0.46% of net loans at September 30, 2005. Total nonaccrual loans represented 0.6% of net loans at December 31, 2004. Subsequent to December 31, 2004, three loans having a total principal amount of $1,288,000 were removed from the nonaccrual list, with two loans returning to accrual status and one loan repaid. Offsetting the reduction in nonaccrual status was the addition of two credit relationships that went on nonaccrual. The Bank had no foreclosed real estate at September 30, 2005 and December 31, 2004. The Bank recognized net charge-offs in the amount of $95,000 for the nine months ended September 30, 2005 as compared to net charge-offs of $148,000 for the same period in 2004.

Loans of approximately $7,084,000 or 2.3% of total loans at September 30, 2005 were classified as potential problem loans. This was a decrease of $595,000 from $7,679,000 or 2.6% of total loans at December 31, 2004. These are loans for which management has information that indicates the borrower may not be able to comply with the present payment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a material loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio, of the current asset quality of the portfolio, and the net charge-offs of $95,000, a provision for loan losses of $300,000 was recorded during the first nine months of 2005. The overall risk rating of the loan portfolio has migrated upwards primarily due to two credit relationships. Management believes that collectibility remains likely. The allowance for loan losses increased to $2,393,000 at September 30, 2005, as compared to $2,188, 000 at December 31, 2004. As a percentage of total loans, the allowance was 0.79% at September 30, 2005, and 0.74% at December 31, 2004.

Non Interest Income

Total other income increased during the three-month period ended September 30, 2005 by $107,000 or 8.3% over the same period last year due primarily to the title insurance abstract subsidiary. There were no sales of securities during the three months ended September 30, 2005 as compared to net securities losses for the three-month period ended September 30, 2004 of $2,000. Service charges on deposit accounts for the three-month period ended September 30, 2005 totaled $488,000 reflecting a decrease of $72,000. We believe that customers have modified their behavior to avoid paying fees for overdrafts and uncollected account balances, which partially stems from changes in our fee policies. Certain published research indicates that this is an industry pattern. Fees for other customer services for the three-month period ended September 30, 2005 totaled $525,000, an increase of $93,000 from the same three-month period in 2004. The higher income predominately related to increased merchant processing revenue.

Total other income decreased during the nine-month period ended September 30, 2005 by $339,000 or 8.3% over the same period last year. Net gains on sales of securities during the nine months ended September 30, 2005 totaled $115,000, compared to net securities gains for the nine-month period ended September 30, 2004 of $624,000. Excluding net securities gains, total other income increased $170,000 or 4.9% for the nine months ended September 30, 2005. Service charges on deposit accounts for the nine-month period ended September 30, 2005 totaled $1,632,000, reflecting a decrease of 9.3% over the nine months ended September 30, 2005. The Company believes that the decline is attributable to the aforementioned change in customer behavior. Fees for other customer services for the nine-month period ended September 30, 2005 totaled $1,106,000, an increase of 10.8% from the same nine-month period in 2004. Bridge Abstract generated title fee income of $360,000 and $234,000 for the three-month periods ended September 30, 2005 and 2004, respectively; and $815,000 and $558,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

Non Interest Expense

Total other expenses increased during the three-month period ended September 30, 2005 by $388,000 or 11.5% and increased during the nine-month period ended September 30, 2005 by $902,000 or 8.9% over the same periods last year. The primary component of this increase was salary and benefit expense increasing $298,000 or 16.1% for the three-month period and increasing $784,000 or 14.1% for the nine-month ended September 30, 2005 over the same periods last year. These increases result primarily from increased salaries and benefit expenses in 2005. Salaries and benefits increases reflect unfilled management positions that were subsequently filled in the current year, coupled with additional staff to support the expansion of the branch network and growth in business lines such as the abstract title subsidiary in 2005.

Total other operating expenses for the three-month period ended September 30, 2005 totaled $1,096,000; an increase of $144,000 or 15.1% over the same period last year. Total other operating expenses for the nine-month period ended September 30, 2005 totaled $3,000,000; an increase of $172,000 or 6.1% over the same period last year. The Company has incurred increased professional fees primarily from the costs associated with the review of executive compensation, which policies are reviewed every three years.

Income Taxes

The provision for income taxes decreased during the three-month period ended September 30, 2005 by $242,000 or 16.2% over the same period last year due to the reduction in income before provision for income taxes The effective tax rate for the three-month period ended September 30, 2005 decreased to 33.6% as compared to 35.9% for the same period last year. The effective tax rate for the nine-month period ended September 30, 2005 decreased to 34.1% as compared to 35.8% for the same period last year. These reductions are partially attributed to a reduction in the New York State tax.

Financial Condition

Assets totaled $547,116,000 at September 30, 2005, a decrease of $84,000 or 0.02% from December 31, 2004. This change is primarily a result of decreases in the investment portfolio of $23,484,000, or 10.4% due to sales and maturities of investment securities offset partially by increases in federal funds sold of $9,555,000 and total loans of $8,023,000. Inflows were due to an increase in demand deposits of $34,561,000, or 21.8%; and savings, N.O.W. and money market deposits of $14,811,000, or 6.1% offset by decreases in certificates of deposit of $100,000 or more and other time deposits of $22,316,000 or 32.8%.

Total stockholders’ equity was $47,091,000 at September 30, 2005, a decrease of $122,000 or 0.3% from December 31, 2004 due to repurchases of treasury stock of $1,575,000 and to a net unrealized loss on securities of $1,121,000 at September 30, 2005 as compared to a net unrealized gain on securities of $403,000 at December 31, 2004.

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

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Company at September 30, 2005 were limited to $14,029,000, which represents the Bank’s 2005 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 15% of total assets. At September 30, 2005, the Bank had aggregate lines of credit of
$42,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of this aggregate amount, $22,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. There were no borrowings under these lines at September 30, 2005.

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

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2005, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At September 30, 2005 and December 31, 2004, actual capital levels and minimum required levels for the Bank were as follows:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
(In thousands)	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2005
Total Capital (to risk weighted assets)	$50,183	13.6%	$29,479	>8.0%	$35,873	>10.0%
Tier 1 Capital (to risk weighted assets)	47,790	13.0	14,740	>4.0	21,524	>6.0
Tier 1 Capital (to average assets)	47,790	8.5	22,397	>4.0	27,615	>5.0

As of December 31, 2004
Total Capital (to risk weighted assets)	$47,773	13.2%	$28,924	>8.0%	$36,154	>10.0%
Tier 1 Capital (to risk weighted assets)	45,585	12.6	14,462	>4.0	21,693	>6.0
Tier 1 Capital (to average assets)	45,585	8.1	22,512	>4.0	28,140	>5.0

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

Recent Regulatory and Accounting Developments

SFAS 123R, “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Securities and Exchange Commission in April 2005 amended the compliance dates for SFAS 123R from periods beginning after September 15, 2005 to the beginning of the next fiscal year. Historically substantially all of the options granted by the Company have vested immediately; compensation expense would be recorded on the date of grant. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date and so cannot currently be predicted.

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

The Company utilizes a simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates. Because of the historically low rate environment at year-end 2004, the simulation modeled was a 100 basis point shift downward at December 31, 2004. The simulation was modeled with a 200 basis point shift downward for September 30, 2005. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(RATE SHOCK)	Interest Income		Interest Income
(In thousands)
$ Change		% Change	$	Change	% Change
200	$(1,178)	(4.45)%		$(472)	(1.84)%
Static	-	-		-	-
(100)				$220	0.86%
(200)	$(32)	(0.12)%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following information is provided regarding the repurchase of treasury shares of the Company during the quarter:

Period	Total Number of Shares Purchased in Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs-2004(1	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2005	410	$28.05	51,380	129,430
August 2005	7,570	$28.78	58,950	121,860
September 2005	24,156	$29.05	83,106	97,704

(1)	The Board of Directors reaffirmed the stock repurchase program on May 17, 2004.

-	The Board of Directors approved repurchase of shares up to 180,810 shares.
-	There is no expiration date for the stock repurchase plan.
-	There is no stock repurchase plan that has expired nor been terminated during the period ended September 30, 2005.

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

BRIDGE BANCORP, INC.
Registrant

November 8, 2005	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

November 8, 2005	/s/ Janet T. Verneuille
Janet T. Verneuille
Senior Vice President, Chief Financial Officer
and Treasurer