Form 10-K
period 2005-12-31
BRIDGE BANCORP INC
filed 2006-03-15
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File No. 000-18546

BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, Par Value of $0.01 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2005, was $151,032,625.

The number of shares of the Registrant’s common stock outstanding on March 7, 2006 was 6,203,587.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2006 Annual Meeting to be filed pursuant to Regulation 14A filed on or before April 30, 2006 (Part III).

PART I

PART I

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2006, dated March 24, 2006, are incorporated by reference into Part III.

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company and is the holding company for The Bridgehampton National Bank (the “Bank”). The Bank was established in 1910 as a national banking association and is headquartered in Bridgehampton, New York. The Registrant was organized as a New York business corporation and incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization; under which the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”). The assets transferred to BCI are viewed by the regulators as part of the Bank’s assets in consolidation. The operations of the Bank also include a financial subsidiary, a 100% ownership in an investment in Bridge Abstract LLC (“Bridge Abstract”). Prior to April 1, 2004, Bridgehampton Abstract Holding LLC, which was 100% owned by the Bank and was dissolved January 1, 2005, had a 51% ownership interest in Bridge Abstract. The mission of the Company is to achieve excellence in financial performance and build long-term shareholder value through a steadfast commitment to its employees, its customer relationships, and the community.

The Bank operates twelve branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For nearly a century, the Bank has maintained its focus on building customer relationships on eastern Long Island. The Bank engages in full service commercial and consumer banking business, including accepting time and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgages; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, and FHLMC mortgage-backed securities; (7) New York State and local municipal obligations; and (8) U.S. Treasury and government agency securities. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses as well as consumer relationships.

At present, the Registrant has no paid employees. The Bank employs 131 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive.

All phases of the Bank’s business are highly competitive. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence. Most of these competitors are significantly larger than the Bank, and therefore have greater financial and marketing resources and lending limits than those of the Bank. The fixed cost of regulations remains high for community banks as compared to their larger competitors when spread over the much smaller customer base of a community bank. The Bank considers its major competition to be local commercial banks as well as other commercial banks with branches in the Bank’s market area. Other competitors include mortgage brokers and financial services firms other than financial institutions such as investment and insurance companies. Increased competition within the Bank’s market areas may limit growth and profitability. Additionally, as the Bank’s market area expands westward, competitive pressure in new markets is expected to be strong. The title insurance abstract subsidiary also faces competition from other brokers of title insurance as well as directly from the companies that underwrite title insurance. In New York State, title insurance is obtained on most transfers of real estate and most mortgage transactions.

The Bank’s market area is located on eastern Long Island. Although the Bank does maintain some customer relationships in Riverhead, Brookhaven and Shelter Island towns at this time, the majority of its customer base and all of its existing branches are located in the towns of Southampton, East Hampton, and Southold. In December 2005, the Company opened a branch facility in Westhampton Beach. Geographically this location moves the Bank westward and demonstrates the commitment to traditional growth through branch expansion. The Bank purchased property to construct new branch facilities in the Village of Southampton, the Village of East Hampton, and the Town of Southold. During the third quarter of 2005, the Company broke ground on a state-of-the-art branch facility in the Village of Southampton. Plans for a new East Hampton branch are in the municipal approval process. The Bank continues to add to its menu of products and services that meet the needs of consumers and businesses. During the third quarter of 2005, the Bank introduced payroll services for its commercial customers through a third-party provider. Management continues to

Page -1-

make strategic decisions that position the Company for managed balance sheet growth going forward and that further support the return of long term value to shareholders.

Eastern Long Island is semi-rural. Surrounded by water and including the Hamptons and North Fork, the region is a recreational destination for the New York metropolitan area, and a highly regarded resort locale world-wide. Traditionally, the local economy has flourished in the summer months as a result of the influx of tourists and second homeowners. In recent years, the year-round population has grown considerably resulting in less seasonal fluctuations in the economy. Industries represented in the marketplace include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation and agricultural and related businesses. During the last decade, the Long Island wine industry has matured with an increasing number of new wineries and vineyards locating in the region each year. The vast majority of businesses are considered small businesses employing fewer than ten full-time employees. In recent years, more national chains have opened retail stores within the villages on the north and south forks of the island. Major employers in the region include the municipalities, school districts, hospitals, and financial institutions.

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

Bridge Bancorp, Inc. had nominal results of operations for 2005, 2004 and 2003 on a parent-only basis. Equity incentive plan grants of stock options and stock awards are recorded directly to the holding company. In the event the Company subsequently expands its current operations, its sources of funds will be dependent on dividends from the Bank, its own earnings, additional capital raised and borrowings. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title insurance abstract subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment

Page -2-

costs, other general and administrative expenses, expenses from its title insurance abstract subsidiary, and income tax expense, further affects the Bank’s net income.

The Company files certain reports with the Securities and Exchange Commission under the federal securities laws. The Company’s operations are also subject to extensive regulation by other federal, state and local governmental authorities and it is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Management believes that the Company is in substantial compliance, in all material respects, with applicable federal, state and local laws, rules and regulations. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Company’s business, financial condition or prospects.

EXECUTIVE OFFICERS

Name	Positions held with the Company

Thomas J. Tobin	President and Chief Executive Officer

Janet T. Verneuille	Senior Vice President and Chief Financial Officer
and Treasurer

Biographical information of executive officers of the Company who are not directors is as follows:

Janet T. Verneuille, age 45, has served as the Company’s Senior Vice President since January 2000 and Chief Financial Officer since January 2001 and as Treasurer of the Company since March 2003. Ms. Verneuille served as Vice President and Controller of the Company from October 1995 to 2001.

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

Item 1A. Risk Factors

Concentration of Loan Portfolio
The Bank generally invests a greater proportion of our assets in loans secured by commercial and residential real estate properties located in eastern Long Island. A downturn in real estate values and economic conditions on eastern Long Island could have a significant impact on the value of collateral securing the loans as well as the ability for the repayment of loans. See a further discussion in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loans.”

Changes in Interest Rates Could Affect Profitability
The ability to earn a profit, like most financial institutions, depends on the net interest income, which is the difference between the interest income that the Bank earns on its interest-bearing assets, such as loans and investments, and the interest expense which we pay on our interest-bearing liabilities, such as deposits. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates.

A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid loans or in investment securities. In addition, the majority of our loans are at variable interest rates, which would adjust to lower rates.

In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our

Page -3-

liabilities. We are vulnerable to volatility in our earnings as a result of an increase in interest rates as the Bank has an asset-sensitive balance sheet. In an increasing interest rate environment, our cost of funds is expected to increase more rapidly than interest earned on our loan and investment portfolio as the primary source of funds is deposits with generally shorter maturities than those on our loans and investments.

Geographic Location
The Bank’s market area is in the eastern end of Long Island and its customer base is mainly located in the towns of East Hampton, Southampton and Southold. Competition in the banking and financial services industry is intense. The profitability of the Bank depends on the continued ability to successfully compete. The Bank competes with commercial banks, savings banks, insurance companies, and brokerage and investment banking firms. Many of our competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. In addition competitors recently have been offering loans with lower fixed rates and loans with more attractive terms and a loose credit structure than the Bank has been willing to offer. Additionally, the high cost of living on the twin forks of eastern Long Island creates staff recruitment and retention challenges.

The Loss of Key Personnel Could Impair our Future Success
Our future success depends in part on the continued service of our executive officers, other key management, as well as our staff, and on our ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of services of one or more of our key personnel or our inability to timely recruit replacements for such personnel, or to otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results, and financial condition.

Highly Regulated Environment
We are subject to extensive regulation, supervision and examination by the OCC, FDIC, the Federal Reserve Board and the Securities and Exchange Commission. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the consumer. Recently regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. In order to comply with regulations, guidelines and examination procedures in this area as well as other areas of the Bank, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures, and systems we have in place are flawless and there is no assurance that in every instance we are in full compliance with these requirements. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, the Registrant does not own or lease any property. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932. The Bank’s internet address is www.bridgenb.com

The Bank’s Main Office is owned. The Bank also owns buildings that house its Montauk Branch located at 1 The Plaza, Montauk, New York; its Southold Branch located at 54790 Main Road, Southold, New York; and its Westhampton Beach Office at 194 Mill Road, Westhampton Beach, New York. The Bank currently leases out a portion of the Montauk building. The Bank leases seven additional properties as branch locations at 26 Park Place, East Hampton, New York; 218 Front Street, Greenport, New York; 48 East Montauk Highway, Hampton Bays, New York; Mattituck Plaza, Main Road, Mattituck, New York; 2 Bay Street, Sag Harbor, New York; 425 County Road 39A, Southampton, New York; and 94 Main Street, Southampton, New York. Additionally, the Bank utilizes space for a branch in Peconic Landing, 1500 Brecknock Road, Greenport, New York.

In 2002, the Bank purchased property in the Village of Southampton and construction began in December 2005 on a new facility. In 2003, the Bank purchased property in the Village of East Hampton. The Bank entered into a contract for the purchase of real estate in the Town of Southold. The Bank plans to construct new branches at these locations.

Item 3. Legal Proceedings

The Registrant and its subsidiary are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management at the present time, the resolution of any pending or threatened litigation will not have a material adverse effect on its financial condition or results of operations.

Page -4-

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year covered by this report.

Page -5-

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

At December 31, 2005 the Company had approximately 663 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

COMMON STOCK INFORMATION

	Stock Prices		Dividends
	High	Low	Declared
By Quarter 2005
First	$32.60	$30.20	$0.22
Second	$31.75	$26.20	$0.23
Third	$29.50	$26.10	$0.23
Fourth	$26.50	$24.25	$0.23

	Stock Prices		Dividends
	High	Low	Declared
By Quarter 2004
First	$27.23	$22.50	$0.16
Second	$30.83	$25.47	$0.17
Third	$30.25	$27.00	$0.18
Fourth	$30.75	$28.75	$0.21

Amounts have been restated for a three-for-two stock split, in the form of a stock dividend, effective July 9, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased in Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs-2004 (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2005			83,106	97,704
November 2005	9,820	$24.61	92,926	87,884
December 2005	4,500	$26.05	97,426	83,384

(1)	The Board of Directors reaffirmed the stock repurchase program on May 17, 2004.

-	The Board of Directors approved repurchase of shares up to 180,810 shares.
-	There is no expiration date for the stock repurchase plan.
-	There is no stock repurchase plan that has expired nor been terminated during the period ended December 31, 2005.

Page -6-

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

December 31,	2005	2004	2003	2002	2001
Selected Financial Data:
Securities available for sale	$184,178	$204,021	$195,341	$182,416	$127,102
Securities held to maturity	10,012	21,213	14,396	11,023	16,159
Total loans	302,264	296,134	273,188	248,388	215,362
Total assets	533,444	547,200	511,613	463,986	393,523
Total deposits	468,025	469,311	457,159	406,409	357,155
Total stockholders’ equity	46,651	47,213	42,794	39,971	32,861

Year Ended December 31,
Selected Operating Data:
Total interest income	$ 28,713	$ 26,923	$ 25,968	$ 26,486	$ 27,009
Total interest expense	4,319	2,351	2,601	4,490	7,868
Net interest income	24,394	24,572	23,367	21,996	19,141
Provision for loan losses	300	300	-	220	323

Net interest income after provision for loan losses	24,094	24,272	23,367	21,776	18,818
Total other income	5,105	5,440	4,716	3,405	2,419
Total other expenses	14,647	13,564	12,997	11,942	11,198

Income before income taxes	14,552	16,148	15,086	13,239	10,039
Provision for income taxes	4,929	5,771	5,488	4,722	3,292
Net income	$ 9,623	$ 10,377	$ 9,598	$ 8,517	$ 6,747

December 31,
Selected Financial Ratios and Other Data:
Return on average equity	20.15%	22.82%	22.58%	23.93%	21.41%
Return on average assets	1.76%	1.89%	1.91%	1.90%	1.73%
Average equity to average assets	8.71%	8.30%	8.46%	7.96%	8.06%
Dividend payout ratio (1)	58.88%	43.39%	50.98%	29.57%	34.27%
Diluted earnings per share	$1.53	$1.64	$1.53	$1.37	$1.07
Basic earnings per share	$1.54	$1.66	$1.55	$1.38	$1.07
Cash dividends declared per common share (1)	$0.91	$0.72	$0.78	$0.41	$0.37

(1)	On December 15, 2003, the Company declared a special dividend of approximately $1,660,000, or $0.27 per share.

Amounts have been restated for a three-for-two stock split, in the form of a stock dividend, effective July 9, 2004.

Page -7-

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

OVERVIEW

Net income for 2005 was $9,623,000 or diluted earnings per share of $1.53 as compared to $10,377,000 or $1.64 per share for 2004. Net earnings declined from the prior year-end by 7.3% or $754,000. Return on average equity and return on average assets were 20.15% and 1.76% for 2005 respectively as compared to 22.82% and 1.89% for 2004.

2005 proved most challenging of recent years for the Company. The flat yield curve caused pressure on the net interest margin and, consequently, the Company continued its strategy to limit balance sheet growth and let the more volatile and increasingly expensive deposits run off the balance sheet. As anticipated, total assets at year-end 2005 decreased slightly from the prior year-end to $533,444,000. Average assets were relatively flat year over year.

Significant accomplishments during 2005 include:
•	Continued high performance with return on average equity of 20.15% and return on average assets of 1.76%
•	Balance sheet management to avoid further declines of the net interest margin
•	Demand deposit increase of 20.2%
•	Maintenance of superior credit quality
•	Efficiency ratio of 48.03%
•	Gross revenue growth in the title insurance abstract subsidiary of 49.3%
•	Opening of the Westhampton Beach branch
•	Effective capital management

The flattening of the yield curve caused by rising short-term rates combined with falling long-term rates during 2005 resulted in net interest margin compression and a decrease in earnings. As expected, the net interest margin declined to 4.9% for the year ended December 31, 2005 from 5.0% for the year ended December 31, 2004. The flattening yield curve caused an increase in the cost of funds without a commensurate increase in the yield on assets. Because the Company’s interest bearing liabilities repriced or matured more quickly than its interest earning assets, an increase in interest rates generally resulted in a decrease in net interest income. As additional competitors vied for deposit growth during 2005, interest rates on deposits in the market place increased. The high cost of deposits as a funding source, coupled with flat yields at the long-end of the curve resulted in less attractive investment opportunities.

Net interest income was $24,394,000 in 2005 compared to $24,572,000 in 2004 and $23,367,000 in 2003. The decrease of only 0.7% over 2004 reflects the stabilization of the net interest margin despite the continued flat yield curve.

Page -8-

Competition in our market areas continued to intensify throughout 2005. Merger and acquisition activity and expansion of financial institutions in our region brought new financial institutions into our market area in recent years. The majority of our competitors are larger than the Bank, and many execute different business strategies. Although Bank products and services are competitively priced, the Bank continues to focus on a relationship-based business model that underscores the value of individualized service.

Building long term relationships with our customers remains essential to the Bank’s brand. Key to the Bank’s ability to attract and retain customer relationships is the accessibility and responsiveness of our officers and staff. Expanding our branch network and developing lines of business that complement the Bank’s core products are fundamental objectives of the Bank’s overall business development strategy. Commitment to community involvement further differentiates the Bank in existing and new markets and continues to be integral to the Company’s corporate culture.

Although total deposits decreased 0.3% at year-end 2005 from the same date the prior year, demand deposits increased $32,060,000 year over year, bringing demand deposits as a percentage of total deposits to 40.7%. Average total deposits decreased slightly by 1.0% in 2005 versus the prior year. Average cost of interest bearing liabilities increased to 1.4% for 2005, from 0.7% for the year ended December 31, 2004.

The rate of loan growth for 2005 was slower than the prior two years reflecting increased competition for quality credits within our market area. However, the Bank experienced growth in its core business, with increases in average net loans of 5.2% in 2005 compared to 2004. The Company recently redeployed and expanded its team of lenders to foster loan growth going forward. Notwithstanding intense competition for commercial and consumer credits in the market place, the Company grew total loans 2.1% or $6,130,000 for the year ended December 31, 2005 over December 31, 2004.

The Bank added $300,000 to the allowance for loan losses during 2005. The loan loss reserve remains healthy relative to existing nonperforming assets as compared to our peers, and the provision for loan loss for 2005 was consistent with the provision in 2004. The Bank’s loan portfolio is heavily weighted toward real estate and real estate collateralized loans. As such, management carefully monitors the loan portfolio as well as real estate trends on eastern Long Island. By maintaining conservative underwriting criteria, the Company believes it will be better positioned against declining credit quality should there be a weakening of the local real estate market.

While the Bank continues to expand its market presence and product offerings, efficiency of operations remains a priority. The efficiency ratio was 48.03% for 2005. Through branch expansion and growth in existing markets, the Company expects increasing low cost stable deposits to fuel asset growth resulting in improvements to net interest income. The fourth quarter 2005 opening of the Bank’s Westhampton Beach facility introduced the Bank’s first branch to incorporate an on-premises café. In addition, the Bank has four new market opportunities currently in various stages of development with projected completion dates over the next two years. The Bank’s branch expansion plans include entry into high growth markets that meet its competitive niche. Other investments include improvement of facilities in the Bank’s existing markets to facilitate growth objectives. During the fourth quarter of 2005, the Company started construction on a state-of-the-art branch facility in Southampton Village. Plans for a new East Hampton branch are in the municipal approval process.

The Bank continues to add to its menu of products and services that meet the needs of consumers and businesses. During the third quarter of 2005, payroll services for commercial customers were introduced via a third party provider.

Other financial results include a 6.2% decrease in other income for 2005. For the year ended December 31, 2005, net gains from sales of securities available for sale totaled $116,000 as compared to $734,000 in 2004. Bridge Abstract continues to represent strong potential for non interest income, and the Bank continues to broaden its client base to protect its revenue stream in the event of a softening of the local real estate market. Total other expenses increased by $1,083,000 or 8.0% over last year. These increases resulted primarily from increased salaries and benefit expenses in 2005, as well as increased professional fees primarily from the costs associated with the review of executive compensation. Salaries and benefits increases reflected unusually low costs in 2004 from unfilled management positions that were subsequently filled in 2005, coupled with additional staff to support the expansion of the branch network and growth in business lines such as the title insurance abstract subsidiary in 2005. In addition, with the unanticipated departure of the Chief Operating Officer in the fourth quarter of 2005, an accrual for related severance was recorded at that time. The Board of Directors intends to fill the unanticipated vacancy of the Chief Operating Officer position.

Stockholders’ equity totaled $46,651,000 at December 31, 2005 as compared to $47,213,000 at December 31, 2004. With a Tier 1 Capital to Average Assets ratio of 9.1%, the Company’s strong capital level allowed it to benefit from opportunities to buy back shares of Company stock under its Board approved stock repurchase program. Although the average equity to average assets is high as compared to the prior four years, capital management strategies consider the support of expected asset growth in the near and long term as well as the sustainability of dividends.

The Company continued its trend of uninterrupted dividends through 2005. Dividends declared in 2005 of $0.91 per share increased

Page -9-

26.4% over the prior year. The dividend was raised in the first quarter and remained constant for the second, third and fourth quarters resulting in a payout ratio of 58.9%. Increasing the payout ratio returns shareholders’ capital investment at a more rapid rate while maintaining the safety and soundness of the Company. The dividend provided an annual yield of 3.68% at December 31, 2005. During 2004, the Company re-approved its stock repurchase plan, which permits the repurchase of up to 5.0% of its outstanding shares or 180,810 shares. During 2005, 75,926 shares were repurchased. Cash dividends of $5,666,000 were declared during 2005.

The Company’s shareholder base consists mainly of retail shareholders and the Company is unaware of any stockholder owning more than 5% of the outstanding shares. Many shareholders have held shares of Bridge Bancorp, Inc. over the long term. Throughout economic cycles, we encourage shareholders to evaluate total return over incremental periods of time. Total return on the Company’s stock for the one year ended December 31, 2005 was a negative 16.5%. Total return over the three year period ended December 31, 2005 was 82.0%, and for the five year period ended December 31, 2005 the total return on shares of Bridge Bancorp, Inc. was 165.7%. The total return earned over these periods assumes all realized dividends are reinvested into the security. As with many small cap public bank holding companies, the Company’s average daily trading volume remains lower when compared to larger more actively traded public companies.

During 2006, we are realistic yet positive as we anticipate continued pressure on the net interest margin and therefore on earnings. Management’s focus remains on disciplined balance sheet growth primarily from the increases in consumer and commercial deposits; net interest margin management; maintenance of a strong credit culture; and operational efficiency while optimizing opportunities for near term and future growth.

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

CRITICAL ACCOUNTING POLICIES

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2005 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

The following is a description of our critical accounting policy and an explanation of the methods and assumptions underlying its application.

ALLOWANCE FOR LOAN LOSSES

Management considers the accounting policy on loans and the related allowance for loan losses to be the most critical and requires complex management judgment as discussed below. The judgments made regarding the allowance for loan losses can have a material effect on the results of operations of the Company.

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

Page -10-

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

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at December 31, 2005, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding our allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

NET INCOME

Net income for 2005 totaled $9,623,000 or $1.53 per diluted share while net income for 2004 totaled $10,377,000, or $1.64 per diluted share, as compared to net income of $9,598,000 or $1.53 per diluted share for the year ended December 31, 2003. Net income decreased $754,000 or 7.3% as compared to 2004 and net income for 2004 increased $779,000 or 8.1% over 2003. Significant trends for 2005 include: (i) a $178,000 or 0.7% decrease in net interest income; (ii) a $335,000 or 6.2% decrease in total other income and (iii) a $1,083,000 or 8.0% increase in total other expenses. The provision for income taxes decreased $842,000 or 14.6%.

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

Page -11-

Year Ended December 31,		2005			2004			2003
(Dollars in thousands)			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$299,950	$20,724	6.9%	$285,058	$18,850	6.6%	$257,301	$17,971	7.0%
Mortgage-backed securities	102,460	4,160	4.0	107,146	4,137	3.8	98,278	4,012	4.1
Taxable securities	41,485	1,520	3.6	57,170	2,187	3.8	59,942	2,285	3.8
Tax exempt securities (1)	60,005	2,944	4.8	53,552	2,514	4.6	43,357	2,449	5.7
Federal funds sold	7,971	265	3.3	7,776	98	1.2	6,581	74	1.1
Securities, restricted	2,034	95	4.7	1,895	34	1.8	1,635	66	4.0
Deposits with banks	93	2	2.2	176	2	1.1	118	1	0.9
Total interest earning assets	513,998	29,710	5.8	512,773	27,822	5.4	467,212	26,858	5.7

Non interest earning assets:
Cash and due from banks	15,871			16,591			16,279
Other assets	18,186			18,671			18,972
Total assets	$548,055			$548,035			$502,463

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$249,382	3,022	1.2%	$258,100	$1,331	0.5%	$248,520	$1,478	0.6%
Certificates of deposit of $100,000
or more	28,777	550	1.9	36,249	475	1.3	29,284	477	1.6
Other time deposits	27,805	470	1.7	31,907	457	1.4	33,010	597	1.8
Federal funds purchased	1,999	72	3.6	2,136	33	1.5	2,931	44	1.5
Other borrowings	6,688	205	3.1	3,131	55	1.8	332	5	1.5
Total interest bearing liabilities	314,651	4,319	1.4	331,523	2,351	0.7	314,077	2,601	0.8

Non interest bearing liabilities:
Demand deposits	183,260			167,765			142,269
Other liabilities	2,386			3,277			3,608
Total liabilities	500,297			502,565			459,954
Stockholders’ equity	47,758			45,470			42,509
Total liabilities and stockholders’ equity	$548,055			$548,035			$502,463

Net interest income/interest
rate spread (2)		25,391	4.4%		25,471	4.7%		24,257	4.9%

Net interest earning assets/net interest
margin (3)	$199,347	4.9%		$181,250	5.0%		$153,135	5.2%
Ratio of interest earning assets to
interest bearing liabilities	163.4%			154.7%			148.8%

Less: Tax equivalent adjustment		(997)			(899)			(890)

Net interest income		$24,394			$24,572			$23,367

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Page -12-

RATE/VOLUME

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in the volume of average interest earning assets and interest bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of this table, changes, which are not due solely to volume or rate changes, have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include nonaccrual loans.

Year Ended December 31,	2005 Over 2004			2004 Over 2003
(In thousands)	Changes Due To			Changes Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:

Loans (including loan fee income)	$1,004	$870	$1,874	$1,676	$(797)	$879
Mortgage-backed securities	(186)	209	23	353	(228)	125
Taxable securities	(584)	(83)	(667)	(100)	2	(98)
Tax exempt securities (1)	309	121	430	516	(451)	65
Federal funds sold	3	164	167	15	9	24
Securities, restricted	3	58	61	9	(41)	(32)
Deposits with banks	(2)	2	-	1	-	1
Total interest earning assets	547	1,341	1,888	2,470	(1,506)	964

Interest expense on interest bearing liabilities:

Savings, N.O.W. and money market deposits	(47)	1,738	1,691	55	(202)	(147)
Certificates of deposit of $100,000 or more	(112)	187	75	101	(103)	(2)
Other time deposits	(63)	76	13	(19)	(121)	(140)
Federal funds purchased	(2)	41	39	(12)	1	(11)
Other borrowings	91	59	150	49	1	50
Total interest bearing liabilities	(133)	2,101	1,968	174	(424)	(250)
Net interest income	$680	$(760)	$(80)	$2,296	$(1,082)	$1,214

        (1) The above table is presented on a tax equivalent basis.

The net interest margin compression continued in 2005. The decrease in the net interest margin resulted from the continued historically low interest rate environment, as well as a narrowing between short and long-term rates. Net interest income was $24,394,000 in 2005 compared to $24,572,000 in 2004 and $23,367,000 in 2003. The decrease of 0.7% as compared to 2004 reflects the stabilization of the net interest margin despite the continued flat yield curve. Yields on interest bearing liabilities increased 66 basis points during 2005 compared to the prior year, which were partly offset by increased yields of 36 basis points on interest earning assets. Average interest bearing liabilities were $314,651,000 in 2005 representing a 5.1% decrease versus 2004. Average interest bearing assets grew slightly by $1,225,000 in 2005, an increase of 0.2% compared to 2004. The 5.2% increase in net interest income of 2004 over 2003 represents the increase in average interest earning assets. Average interest earning assets grew to $512,773,000 in 2004 from $467,212,000 in 2003, representing a 9.8% increase. Average interest bearing liabilities totaled $331,523,000 in 2004 and $314,077,000 in 2003. The percentage increase year over year was 5.6%. The tax adjusted net interest margin was 4.9% in 2005, 5.0% in 2004, and 5.2% in 2003.

Total interest income increased to $28,713,000 in 2005 from $26,923,000 in 2004 and from $25,968,000 in 2003, an increase of 6.6% between 2005 and 2004 and 3.7% increase to 2004 from 2003. The average yield on total interest earning assets for 2005 increased to 5.8% from 5.4 % in 2004 and the average yield for 2004 decreased to 5.4% from 5.7% for 2003. The ratio of interest earning assets to interest bearing liabilities increased to 163.4% in 2005 as compared to 154.7% in 2004 and 148.8% in 2003. Growth of interest earning assets is partially attributed to funding from non-interest bearing deposits which positively impacted the net interest margin. Interest income on loans increased $1,874,000 in 2005 over 2004 and $879,000 in 2004 over 2003 while average loans increased 5.2% to $299,950,000 in 2005 versus 2004 and 10.8% to $285,058,000 in 2004 from 2003. The yield on average loans for 2005 increased to 6.9% from 6.6% in 2004 and the average yield for 2004 decreased to 6.6% from 7.0% for 2003.

Interest income on investment in debt and equity securities decreased $251,000 or 3.2% in 2005 from 2004 and 2004 increased $51,000 or 0.6% from 2003. Amortization of premiums on mortgage-backed securities totaled approximately $786,000, $1,261,000, and $2,244,000 in 2005, 2004, and 2003, respectively. Average total securities decreased 6.3% to $205,984,000 in 2005 from 2004 and increased 8.1% to $219,763,000 in 2004 from 2003. The tax adjusted average yield on total securities increased to 4.2% in 2005 from

Page -13-

2004 and decreased to 4.0% in 2004 from 4.3% in 2003. Average federal funds sold increased $195,000 or 2.5% in 2005 from 2004 and increased $1,195,000 or 18.2% in 2004 from 2003.

Interest expense increased $1,968,000 to $4,319,000 in 2005 from 2004 and decreased $250,000 to $2,351,000 in 2004 from $2,601,000 in 2003. The increase of 83.7% in 2005 and the decrease of 9.6% in 2004 in interest expense were caused by the upward trend in the cost of average interest bearing liabilities. The cost of average interest bearing liabilities was 1.4% in 2005, 0.7% in 2004 and 0.8% during 2003. Average federal funds purchased and overnight borrowings totaled $8,687,000 and $5,267,000 in 2005 and 2004, respectively. While average federal funds purchased decreased, the average balance for overnight borrowings increased.

Provision for Loan Losses
Total loans grew $6,130,000 or 2.1% during 2005 and $22,946,000 or 8.4% during 2004. Average net loans grew $14,892,000 or 5.2% during 2005 over 2004 and $27,757,000 or 10.8% during 2004 when compared to the prior year. Real estate mortgage loans were the largest contributor of the growth for both 2005 and 2004 and increased $6,116,000 or 2.6% and $23,556,000 or 11.1%, respectively. Growth in real estate loans is primarily attributed to an increase in commercial mortgages and increases in the home equity loan portfolio. Increases in installment/consumer loans were the next largest contributor and grew $3,142,000 or 47% during 2005 and $580,000 or 9.5% during 2004. Commercial, financial and agricultural loans decreased $2,698,000 or 7.9% in 2005 from 2004 and increased $532,000 or 1.6% in 2004 from 2003. Fixed rate loans represented 13.8%, 14.9%, and 16.5% of total loans at December 31, 2005, 2004, and 2003, respectively.

The performance of the loan portfolio continued to be strong for the years ended December 31, 2005 and 2004. Nonaccrual loans decreased $1,037,000 to $658,000 in 2005 from 2004. In 2004, nonaccrual loans increased $1,543,000 to $1,695,000. This represents 0.2% and 0.6% of net loans at December 31, 2005 and 2004, respectively. Subsequent to December 31, 2004, three loans having a total principal amount of $1,288,000 were removed from the nonaccrual list. Of these loans, two loans returned to accrual status and one loan was repaid. The Company had no foreclosed real estate at December 31, 2005 and 2004.

Net charge-offs were $105,000, $256,000 and $150,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The ratio of allowance for loan losses to nonaccrual loans was 362.2%, 129.1%, and 1410.5% at December 31, 2005, 2004, and 2003, respectively.

Loans of approximately $5,085,000, $7,679,000 and $8,706,000 at December 31, 2005, 2004, and 2003, respectively were classified as potential problem loans. This represents 1.7%, 2.6%, and 3.2% of total loans at December 31, 2005, 2004, and 2003, respectively. Subsequent to December 31, 2005, two potential problem loans in the amount of $1,266,000 have been repaid. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a material loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio, of the current asset quality of the portfolio, and the net charge-offs, a provision for loan losses of $300,000 was recorded in 2005 and in 2004. No provision was recorded in 2003. The allowance for loan losses increased to $2,383,000 at December 31, 2005, and $2,188,000 at December 31, 2004, as compared to $2,144,000 at December 31, 2003. As a percentage of total loans, the allowance was 0.79% and 0.74% at December 31, 2005 and 2004, respectively.

Page -14-

The following table sets forth changes in the allowance for loan losses.

December 31,	2005	2004	2003	2002	2001
(Dollars in thousands)

Allowance for loan losses
balance at beginning of period	$2,188	$2,144	$2,294	$2,249	$2,100

Charge-offs:
Real estate mortgage loans	7	3	38	4	-
Real estate construction loans	-	-	-	-	-
Commercial, financial and agricultural loans	153	302	163	212	108
Installment/consumer loans	129	65	148	22	59
Total	289	370	349	238	167

Recoveries:
Real estate mortgage loans	17	23	13	8	29
Real estate construction loans	100	-	-	-	-
Commercial, financial and agricultural loans	37	61	90	44	12
Installment/consumer loans	30	30	96	31	51
Total	184	114	199	83	92

Net charge-offs (recoveries)	105	256	150	155	75
Provision for loan losses
charged to operations	300	300	-	220	323
Balance before reclass to other liabilities	2,383	2,188	2,144	2,314	2,348

Net change in other liabilities portion allocated to
off balance sheet items	-	-	-	(20)	(99)

Balance at end of period	$2,383	$2,188	$2,144	$2,294	$2,249
Ratio of net charge-offs during period
to average loans outstanding	0.04%	0.09%	0.06%	0.07%	0.04%

Allocation of Allowance for Loan Losses
The following table sets forth the allocation of the total allowance for loan losses by loan type.

Year Ended December 31,	2005		2004		2003		2002		2001
(In thousands)		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		To Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and
agricultural loans	$273	10.5%	$315	11.6%	$272	12.4%	$591	15.6%	$505	13.1%
Real estate construction loans	183	5.9	148	6.2	148	7.3	227	5.0	337	4.1
Real estate mortgage loans	1,817	80.4	1,659	80.0	1,663	78.1	1,160	76.2	1,160	79.9
Installment/consumer loans	110	3.2	66	2.2	61	2.2	316	3.2	247	2.9
Total	$2,383	100.0%	$2,188	100.0%	$2,144	100.0%	$2,294	100.0%	$2,249	100.0%

Non Interest Income
Total other income decreased by $335,000 or 6.2% in 2005 to $5,105,000 as compared to an increase of $724,000 or 15.4% to $5,440,000 in 2004 compared to $4,716,000 in 2003. The decline in total other income during 2005 compared to 2004 was due to decreases in net gains on sales of securities of $618,000 and lower service charges on deposit accounts of $224,000 partly offset by increased title fee income of $427,000 from Bridge Abstract. Higher total other income during 2004 versus 2003 was primarily attributable to the increase in title fee income of $524,000 from Bridge Abstract and the increase in fees for other customer services of $156,000.

Net gains on securities of $116,000, $734,000 and $826,000 were recognized in 2005, 2004 and 2003, respectively. Service charges on deposit accounts for the year ended December 31, 2005 totaled $2,104,000, a decrease of $224,000 as compared to 2004. For the year

Page -15-

ended December 31, 2004, service charges were $2,328,000, an increase of $50,000 or 2.2% from 2003. The Company believes that the decline is attributable to the change in customer behavior to avoid paying fees for overdrafts and uncollected account balances, which partially stems from changes in our fee policies. Published research indicates that this is an industry pattern. Fees for other customer services totaled $1,484,000 in 2005, $1,341,000 in 2004, and $1,185,000 in 2003, reflecting steady increases. The higher income predominately related to increased merchant processing revenue.

Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $1,293,000, $866,000, and $342,000 in 2005, 2004, and 2003, respectively. Increases were due primarily to increased volume of transactions as a result of business development efforts that supported the continuing growth.

Other operating income for the year ended December 31, 2005 totaled $108,000, a decrease of $63,000 or 36.8% from the prior year. Other operating income for 2004 totaled $171,000, an increase of $86,000 or 101.2% over 2003.

Non Interest Expense
Other expenses increased by $1,083,000 or 8.0% in 2005 to $14,647,000 from $13,564,000 in 2004 and 2004 increased $567,000 or 4.4% from $12,997,000 in 2003. Increases occurred in most of the components of other expenses due to higher costs as well as overall growth due to increased volume of transactions for processing. The primary component of this change was an increase in salaries and employee benefits of $891,000 or 12.0% in 2005 and $556,000 or 8.1% in 2004. Salaries and benefits increases reflect unfilled management positions from 2004 that were subsequently filled in the current year, coupled with additional staff to support the expansion of the branch network and growth in business lines such as the title insurance abstract subsidiary in 2005. In addition, the unanticipated departure of the Chief Operating Officer in the fourth quarter of 2005 and an accrual for related severance was recorded at that time. The change between 2004 and 2003 was a result of increases in staff for the expansion of branch operations, as well as to comply with the increased regulatory burden as the Company met thresholds in both asset size and market capitalization.

Other operating expenses for the year ended December 31, 2005 totaled $3,411,000, an increase of $296,000 or 9.5% compared to 2004, and 2004 totaled $3,115,000, a decrease of $43,000 or 1.4% over 2003. The increase in 2005 resulted from increased professional fees primarily from costs associated with the review of the executive compensation policies which are reviewed every three years.

Provision for Income Taxes
The provision for income taxes for December 31, 2005, 2004, and 2003 was $4,929,000, $5,771,000, and $5,488,000, respectively. The decrease in 2005 was due to income before income taxes declining to $14,552,000 from $16,148,000 in 2004. This reduction also is partially attributed to a reduction in the New York State tax. The increase in provision for income taxes during 2004 was due to income before income taxes increasing to $16,148,000 in 2004 from $15,086,000 in 2003. The effective tax rate was 33.9%, 35.7% and 36.4% for the years ended December 31, 2005, 2004, and 2003, respectively.

FINANCIAL CONDITION

The assets of the Company totaled $533,444,000 at December 31, 2005, a decrease of $13,756,000 or 2.5% from the previous year-end. This decline mainly resulted from a decrease in total securities of $31,044,000 or 13.8% partly offset by an increase in total loans of $6,130,000 or 2.1% and an increase in total cash and cash equivalents of $6,813,000 or 76.9%.

Total stockholders’ equity was $46,651,000 at December 31, 2005, a decrease of $562,000 or 1.2% from December 31, 2004 due to repurchases of treasury stock of $2,134,000 and to a net unrealized loss on securities of $2,376,000 at December 31, 2005 as compared to a net unrealized gain on securities of $403,000 at December 31, 2004.

Loans
The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area on eastern Long Island. The local economic conditions on eastern Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, while the Company has a significant amount of commercial real estate loans, the majority which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer, and the related credit risks of the

Page -16-

transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

The Bank targets its business lending and marketing strategy towards loans that primarily meet the needs of small to medium-sized businesses. These small- to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the results of operations and financial condition may be adversely affected.

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Approximately 46.2% of the Bank’s loan portfolio at December 31, 2005 is comprised of commercial real estate loans.  Home equity lines of credit comprise approximately 19.5%, construction mortgage loans comprise approximately 10.8%, residential mortgages comprise approximately 9.8%, and land loans comprise approximately 1.1%. Risks associated with concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Largest loan concentrations by industry are loans granted to lessors of commercial property both nonowner occupied and owner occupied. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on eastern Long Island that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio is comprised of commercial and consumer loans, which comprises approximately 12.8% of the Bank’s loan portfolio. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrowers’ unemployment as a result of deteriorating economic conditions or the amount and nature of a borrowers’ other existing indebtedness, and the value of the collateral securing the loans if the Bank must take possession of the collateral. Consumer loans also have risks associated with concentrations of loans in a single type of loan.

The Company’s policy for charging off loans is a multi-step process. A loan is considered a potential charge-off when it is in default of either principal or interest for a period of 90, 120 or 180 days, depending upon the loan type, as of the end of the prior month. In addition to date criteria, other triggering events may include, but are not limited to, notice of bankruptcy by the borrower or guarantor, death of the borrower, and deficiency balance from the sale of collateral. These loans identified are presented for evaluation at the regular meeting of the Classification Committee. The recovery of charged-off balances is actively pursued until the potential for recovery has been exhausted, or until the expense of collection does not justify the recovery efforts.

Total loans grew $6,130,000 or 2.1% since year end 2004. Average net loans grew by $14,892,000 or 5.2% when compared to the prior year. Certain components of the loan portfolio contributed to the growth: real estate mortgage loans increased $6,116,000 or 2.6%, installment/consumer loans increased $3,142,000, while commercial, financial and agricultural loans decreased $2,698,000 or 7.9% and real estate construction loans decreased $492,000 since December 31, 2004. The rate of loan growth for 2005 was slower than in prior years reflecting increased competition for quality credits within our market area.

The following table sets forth the major classifications of loans:

December 31,	2005	2004	2003	2002	2001
(In thousands)
Real estate mortgage loans	$242,928	$236,812	$213,256	$189,226	$172,214
Commercial, financial, and agricultural loans	31,644	34,342	33,810	38,692	28,281
Installment/consumer loans	9,827	6,685	6,105	8,011	6,149
Real estate construction loans	17,960	18,452	20,037	12,520	8,784

Total loans	302,359	296,291	273,208	248,449	215,428
Unearned income	(95)	(157)	(20)	(61)	(66)
	302,264	296,134	273,188	248,388	215,362
Allowance for loan losses	(2,383)	(2,188)	(2,144)	(2,294)	(2,249)
Net loans	$299,881	$293,946	$271,044	$246,094	$213,113

Page -17-

Selected Loan Maturity Information
The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgages and consumer loans to individuals as of December 31, 2005:

		After One
	Within One	But Within	After
	Year	Five Years	Five Years	Total
(In thousands)

Commercial loans	$11,966	$14,315	$5,363	$31,644
Construction loans (1)	7,132	1,000	9,828	17,960
Total	$19,098	$15,315	$15,191	$49,604

Rate provisions:
Amounts with fixed interest rates	$1,854	$7,617	$1,493	$10,964
Amounts with variable interest rates	17,244	7,698	13,698	38,640
Total	$19,098	$15,315	$15,191	$49,604

(1)	Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically convert to amortization at the end of the construction phase.

Past Due, Nonaccrual and Restructured Loans
The following table sets forth selected information about past due, nonaccrual and restructured loans.

December 31,	2005	2004	2003	2002	2001
(In thousands)

Loans 90 days or more past due and still accruing	$-	$-	$-	$-	$-
Nonaccrual loans	658	1,695	152	200	532
Restructured loans	-	-	-	-	-
Other real estate owned, net	-	-	-	-	-
Total	$658	$1,695	$152	$200	$532

Year Ended December 31,	2005	2004	2003	2002	2001
(In thousands)

Gross interest income that would have been recorded
during the year under original terms:
Nonaccrual loans	$38	$16	$9	$13	$66
Restructured loans	-	-	-	-	-

Gross interest income recorded during the year:
Nonaccrual loans	$17	$12	$6	$4	$17
Restructured loans	-	-	-	-	-

Commitments for additional funds	-	-	-	-	-

Securities
Total securities decreased to $194,190,000 at December 31, 2005 from $225,234,000 at December 31, 2004. The reduction in the investment securities portfolio is primarily attributed to reduced cash flows from deposits, and the deployment of existing cash flows into different assets. The high costs of deposits as a funding source, coupled with flat yields at the long end of the curve, resulted in less attractive investment opportunities. The available for sale portfolio decreased 9.5% to $182,801,000 and the securities held to maturity declined 52.8% to $10,012,000. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. U.S. Treasury and government agency securities decreased to $37,662,000 at December 31, 2005 from $54,039,000 at December 31, 2004 and mortgage-backed securities decreased by $13,040,000, while state and municipal obligations increased by $10,176,000. Fixed rate securities represent 92.5% of total securities at December 31, 2005. The Bank continued to maintain its levels of mortgage-backed securities, which represented approximately 51.4% of the available for sale balance at December 31, 2005 as compared to 52.9% at the prior year-end. A change in market rates was the primary reason for the net decrease in unrealized depreciation in securities available for sale, which decreased other comprehensive income.

Page -18-

A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:

December 31,				2005				2004				2003
(In thousands)
		Gross	Gross	Estimated		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and government
agency securities	$38,443	$7	$(788)	$37,662	$53,736	$519	$(216)	$54,039	$52,855	$1,479	$(165)	$54,169
State and municipal obligations	51,392	387	(559)	51,220	40,027	1,098	(81)	41,044	35,495	1,619	(70)	37,044
Mortgage-backed securities	96,938	27	(3,046)	93,919	107,609	483	(1,133)	106,959	102,463	1,124	(1,101)	102,486
Total available for sale	186,773	421	(4,393)	182,801	201,372	2,100	(1,430)	202,042	190,813	4,222	(1,336)	193,699
Securities, restricted:
Federal Reserve Bank Stock	36	-	-	36	36	-	-	36	36	-	-	36
Federal Home Loan Bank Stock	1,341	-	-	1,341	1,943	-	-	1,943	1,606	-	-	1,606
Total securities, restricted	1,377	-	-	1,377	1,979	-	-	1,979	1,642	-	-	1,642
Held to maturity:
State and municipal obligations	10,012	-	(23)	9,989	21,213	-	(82)	21,131	14,396	-	(17)	14,379
Total held to maturity	10,012	-	(23)	9,989	21,213	-	(82)	21,131	14,396	-	(17)	14,379
Total debt and equity securities	$198,162	$421	$(4,416)	$194,167	$224,564	$2,100	$(1,512)	$225,152	$206,851	$4,222	$(1,353)	$209,720

Deposits and Borrowings
Overnight borrowings decreased $12,200,000 to $14,500,000 from the prior year-end as the Bank effectively managed liquidity during seasonal deposit outflows. Total deposits decreased $1,286,000 or 0.3% as compared to 2004. The decrease in public funds continued during 2005 from the prior year. Demand deposits increased $32,060,000 or 20.2%. Savings, N.O.W. and money market deposits decreased $9,086,000 or 3.7%. Certificates of deposit of $100,000 or more decreased $16,285,000 or 46.1% from December 31, 2004 and other time deposits decreased $7,975,000 or 24.3% as compared to the prior year. The decline of more volatile and expensive deposits was part of the management of the balance sheet during 2005 as well as a result of increased competition for deposits and other banks offering higher rates.

LIQUIDITY

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions (see Note 1(l) to the Consolidated Financial Statements), dividends from the Bank to the Company at December 31, 2005 were limited to $15,076,000, which represents the Bank’s 2005 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 15% of total assets. At December 31, 2005, the Bank had aggregate lines of credit of $47,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $27,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of December 31, 2005, the amount of overnight borrowings was $14,500,000.

Page -19-

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

The following represents commitments outstanding at December 31, 2005:

	Total Amounts Committed	Less than One Year	One to Three Years	Four to Five Years	Over Five Years
(In thousands)
Operating leases	$2,424	$493	$781	$183	$967
Purchase obligation	250	250	-	-	-
Standby letters of credit	1,955	1,433	522	-	-
Loan commitments outstanding (1)	11,839	11,839	-	-	-
Unused equity lines	42,432	3,313	16,085	9,405	13,629
Unused construction lines	1,324	145	-	-	1,179
Unused lines of credit	23,154	11,396	6,562	734	4,462
Unused overdraft lines	12,268	9,194	2,441	628	5
Total commitments outstanding	$95,646	$38,063	$26,391	$10,950	$20,242

(1)	Of the $11,839,000 of loan commitments outstanding, $987,000 are fixed rate commitments and
$10,852,000 are variable rate commitments.

CAPITAL RESOURCES

Stockholders’ equity decreased to $46,651,000 at December 31, 2005 from $47,213,000 at December 31, 2004 as a result of undistributed net income; less the change in net unrealized appreciation in securities available for sale, net of tax; and the repurchase of treasury shares net of the issuance of shares of common stock pursuant to the equity incentive plan. The ratio of average stockholders’ equity to average total assets increased to 8.71% at year end 2005 from 8.30% at year end 2004.

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

The Company had returns on average equity of 20.15%, 22.82%, and 22.58% and returns on average assets of 1.76%, 1.89%, and 1.91% for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company utilizes cash dividends and stock repurchases to manage capital levels. Cash paid for dividends totaled $5,561,000 in 2005 as compared to dividends paid in 2004 of $5,790,000 that included the special dividend and dividends paid of $2,943,000 in 2003. The dividend payout ratio for 2005 was 58.88%. The Company continues its trend of uninterrupted dividends.

On May 17, 2004, the Company re-approved its stock repurchase plan allowing the repurchase of up to 5% of its current outstanding shares, 180,810 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully, although opportunities to repurchase shares at the volumes required by law have been limited over the past years. During 2005, 75,926 shares were repurchased at a total cost of approximately $2,134,000 or an average price per share of $28.12.

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

Page -20-

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

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1(r) of Notes to Consolidated Financial Statements.

Page -21-

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Significant increases in the level of market interest rates may adversely affect the fair value of securities and other interest earning assets. At December 31, 2005, $179,672,000 or 92.5% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholder’s equity. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Increases in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, and therefore an increase in the average life of such loans, may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at December 31, 2005:

2005
Change in Interest	Potential Change
Rates in Basis Points	in Net
(RATE SHOCK)	Interest Income
(Dollars in thousands)
	$ Change	% Change
200	$(1,620)	(6.16)%
Static	-	-
(200)	$(438)	(1.67)%

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

Page -22-

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

Page -23-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$15,649	$8,744
Interest earning deposits with banks	26	118
Total cash and cash equivalents	15,675	8,862

Securities available for sale, at fair value	182,801	202,042
Securities, restricted	1,377	1,979
Securities held to maturity (fair value of $9,989 and $21,131, respectively)	10,012	21,213
Total securities, net	194,190	225,234

Loans	302,264	296,134
Less:
Allowance for loan losses	(2,383)	(2,188)
Loans, net	299,881	293,946

Banking premises and equipment, net	15,640	13,817
Accrued interest receivable	2,624	2,469
Other assets	5,434	2,872
Total Assets	$533,444	$547,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$190,426	$158,366
Savings, N.O.W. and money market deposits	233,728	242,814
Other time deposits	24,850	32,825
Certificates of deposit of $100,000 or more	19,021	35,306
Total deposits	468,025	469,311

Overnight borrowings	14,500	26,700
Accrued interest payable	328	273
Other liabilities and accrued expenses	3,940	3,703
Total Liabilities	486,793	499,987

Stockholders’ equity:
Common stock, par value $0.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,206,539 and 6,254,489 shares,
outstanding at December 31, 2005 and 2004, respectively	64	64
Surplus	21,631	21,462
Undivided profits	31,813	27,856
Less: Treasury stock at cost, 179,767 and 131,617 shares at December 31, 2005 and 2004, respectively	(4,285)	(2,330)
Unearned stock awards	(108)	(121)
	49,115	46,931
Accumulated other comprehensive income (loss):
Net unrealized (loss) gain on securities, net of taxes of ($1,596) and $267 at December 31, 2005 and 2004,
respectively	(2,376)	403
Net minimum pension liability, net of taxes of $59 and $81 at December 31, 2005 and 2004, respectively	(88)	(121)
Total Stockholders’ Equity	46,651	47,213
Total Liabilities and Stockholders’ Equity	$533,444	$547,200

See accompanying notes to Consolidated Financial Statements.

Page -24-

    CONSOLIDATED STATEMENTS OF INCOME
    (In thousands, except per share amounts)

Year Ended December 31,	2005	2004	2003

Interest income:
Loans (including fee income)	$20,724	$18,850	$17,971
Mortgage-backed securities	4,160	4,137	4,012
State and municipal obligations	1,947	1,615	1,559
U.S. Treasury and government agency securities	1,520	2,187	2,285
Federal funds sold	265	98	74
Other securities	95	34	66
Deposits with banks	2	2	1
Total interest income	28,713	26,923	25,968

Interest expense:
Savings, N.O.W. and money market deposits	3,022	1,331	1,478
Certificates of deposit of $100,000 or more	550	475	477
Other time deposits	470	457	597
Other borrowed money	205	55	5
Federal funds purchased	72	33	44
Total interest expense	4,319	2,351	2,601

Net interest income	24,394	24,572	23,367
Provision for loan losses	300	300	-

Net interest income after provision for loan losses	24,094	24,272	23,367

Other income:
Service charges on deposit accounts	2,104	2,328	2,278
Fees for other customer services	1,484	1,341	1,185
Title fee income	1,293	866	342
Net securities gains	116	734	826
Other operating income	108	171	85
Total other income	5,105	5,440	4,716

Other expenses:
Salaries and employee benefits	8,347	7,456	6,900
Net occupancy expense	1,234	1,283	1,226
Furniture and fixture expense	857	980	1,013
Advertising	401	356	378
Data/Item processing	397	374	322
Other operating expenses	3,411	3,115	3,158
Total other expenses	14,647	13,564	12,997

Income before provision for income taxes	14,552	16,148	15,086
Provision for income taxes	4,929	5,771	5,488
Net income	$9,623	$10,377	$9,598
Basic earnings per share	$1.54	$1.66	$1.55
Diluted earnings per share	$1.53	$1.64	$1.53

All per share amounts have been adjusted for the stock split.

See accompanying notes to Consolidated Financial Statements.

Page -25-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

								Accumulated
								Other
	Common Stock						Unearned	Comprehensive
	Shares			Comprehensive	Undivided	Treasury	Stock	Income
	Outstanding	Amount	Surplus	Income (1)	Profits	Stock	Awards	(Loss)	Total

Balance at December 31, 2002	4,117,986	$43	$21,125		$17,239	$(2,524)		$4,088	$39,971
Net income				9,598	9,598				9,598
Stock awards vested	4,872		42			81	$40		163
Stock awards granted			34			87	(121)		-
Exercise of stock options, net of tax benefit	32,737		(7)		38	447			478
Cash dividends declared, $0.78 per share					(4,893)				(4,893)
Other comprehensive income, net of tax
Unrealized net losses in securities available for sale				(2,597)				(2,597)	(2,597)
Minimum pension liability adjustment				74				74	74
Comprehensive Income				7,075
Balance at December 31, 2003	4,155,595	43	21,194		21,982	(1,909)	(81)	1,565	42,794
Net income				10,377	10,377				10,377
Stock awards vested	5,040		30			66	73		169
Stock awards granted			58			55	(113)		-
Exercise of stock options, net of tax benefit	24,417		201			69			270
Treasury stock purchases	(20,000)					(611)			(611)
Cash dividends declared, $0.72 per share					(4,503)				(4,503)
Effect of three-for-two stock split (in the form of a
Stock dividend)	2,089,437	21	(21)						-
Other comprehensive income, net of tax
Unrealized net losses in securities available for sale				(1,333)				(1,333)	(1,333)
Minimum pension liability adjustment				50				50	50
Comprehensive Income				9,094
Balance at December 31, 2004	6,254,489	64	21,462		27,856	(2,330)	(121)	282	47,213
Net income				9,623	9,623				9,623
Stock awards vested	6,155		36			28	65		129
Stock awards granted			52			38	(90)		-
Stock awards forfeited			(17)			(21)	38		-
Exercise of stock options, net of tax benefit	21,821		98			134			232
Treasury stock purchases	(75,926)					(2,134)			(2,134)
Cash dividends declared, $0.91 per share					(5,666)				(5,666)
Other comprehensive income, net of tax									-
Unrealized net losses in securities available for sale				(2,779)				(2,779)	(2,779)
Minimum pension liability adjustment				33				33	33
Comprehensive Income				6,877
Balance at December 31, 2005	6,206,539	$64	$21,631		$31,813	$(4,285)	$(108)	$(2,464)	$46,651

(1) Disclosure of reclassification amount:
December 31,	2005	2004	2003
Comprehensive Income Items:
Unrealized loss arising during the period, net of tax
of $1,820, $591 and $1,357 in 2005, 2004 and 2003	$(2,708)	$(891)	$(2,098)
Less: reclassification adjustment, net of taxes
of $46, $293, $327 in 2005, 2004 and 2003
for losses included in income	71	442	499
	$(2,779)	$(1,333)	$(2,597)

All per share amounts have been adjusted for the stock split.
See accompanying notes to Consolidated Financial Statements.

Page -26-

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2005	2004	2003

Operating activities:
Net Income	$9,623	$10,377	$9,598
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	300	300	-
Depreciation and amortization	847	950	956
Amortization and accretion, net	786	1,261	2,059
Earned or allocated expense of restricted stock awards	65	73	40
SERP expense	153	149	142
Net securities gains	(116)	(734)	(826)
(Increase) decrease in accrued interest receivable	(155)	(110)	249
Benefit (provision) for deferred income taxes	21	(179)	(37)
(Increase) decrease in other assets	(986)	1,118	(2,526)
Increase in accrued and other liabilities	405	436	243
Net cash provided by operating activities	10,943	13,641	9,898

Investing activities:
Purchases of securities available for sale	(32,463)	(96,157)	(146,393)
Purchases of securities held to maturity	(13,262)	(21,213)	(14,421)
Proceeds from sales of securities available for sale	21,965	56,005	71,637
Proceeds from maturing securities available for sale	2,995	4,750	4,752
Proceeds from maturing securities held to maturity	24,463	14,396	11,022
Proceeds from principal payments on mortgage-backed securities	22,032	23,980	51,592
Net increase in loans	(6,235)	(23,202)	(24,950)
Purchases of banking premises and equipment	(2,670)	(3,144)	(2,752)
Net cash provided (used) by investing activities	16,825	(44,585)	(49,513)

Financing activities:
Net (decrease) increase in deposits	(1,286)	12,165	50,750
(Decrease) increase in other borrowings	(12,200)	20,800	(6,400)
Payment for the purchase of Treasury stock	(2,134)	(611)	-
Net proceeds from exercise of stock options
issued pursuant to equity incentive plan	216	203	440
Cash dividends paid	(5,551)	(5,790)	(2,943)
Net cash (used) provided by financing activities	(20,955)	26,767	41,847

Increase (decrease) in cash and cash equivalents	6,813	(4,177)	2,232
Cash and cash equivalents beginning of year	8,862	13,039	10,807
Cash and cash equivalents end of year	$15,675	$8,862	$13,039

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$4,264	$2,344	$2,726
Income taxes	$5,023	$5,336	$5,501
Noncash investing and financing activities:
Dividends declared and unpaid	$1,428	$1,313	$2,609

See accompanying notes to Consolidated Financial Statements.

Page -27-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

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

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of each consolidated statement of condition and the related consolidated statement of income for the years then ended. Future results could differ from those estimates. The allowance for loan losses, fair values of financial instruments, deferred taxes, prepayment speeds on mortgage-backed securities, and pension are particularly subject to change.

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

Premiums and discounts on securities are amortized to expense and accreted to income over the estimated life of the respective securities using the interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

d) Loans and Loan Interest Income Recognition

Loans are stated at the principal amount outstanding, less net deferred origination fees. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized net deferred origination fees are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. Loans that are 90 days past due are automatically placed on nonaccrual and previously accrued interest is reversed and charged against interest income. However, if the Bank has reasonable assurance that loan will be fully collectible based upon individual loan evaluation assessing such factors as collateral and collectibility, accrued interest will be recognized as earned. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered

Page -28-

by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience minor payment delays and payment shortfall generally are not classified as impaired.

e) Allowance for Loan Losses

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at December 31, 2005, management believes the allowance for loan losses is adequate.

A loan is considered a potential charge-off when it is in default of either principal or interest for a period of 90, 120 or 180 days, depending upon the loan type, as of the end of the prior month. In addition to date criteria, other triggering events may include, but are not limited to, notice of bankruptcy by the borrower or guarantor, death of the borrower, and deficiency balance from the sale of collateral.

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

g) Other Real Estate Owned

Other real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure and is recorded at the lower of the net unpaid principal balance at the foreclosure date plus acquisition costs or fair value. Subsequent valuation adjustments are made if fair value less estimated costs to sell the property falls below the carrying amount. At December 31, 2005 and 2004, the Company carried no other real estate owned.

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

Page -29-

k) Earnings Per Share

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and if stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.

l) Dividends

Cash available for dividend distribution to shareholders of the Company must initially come from dividends paid by the Bank to the Company. The approval of the Regional Administrator of National Banks is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. The Bank had approximately $15,076,000 available as of December 31, 2005, which may be paid to the Company as a dividend without prior approval.

m) Stock Activity

On June 21, 2004, the Board of Directors declared a three-for-two stock split, in the form of a stock dividend, payable July 23, 2004 to stockholders of record as of July 9, 2004. The stock split increased outstanding common shares from 4,257,597 to 6,386,306. All references in the Consolidated Financial Statements and Notes thereto for per share amounts, and market prices of the common stock have been restated giving retroactive recognition to the stock split.

The transactions affecting common stock issued and outstanding and treasury stock are reflected in the table below:

	Common Stock
	Shares Issued	Shares Issued and Outstanding	Treasury Stock
Balance at December 31, 2003	4,257,597	4,155,595	102,002

Stock awards vested		5,040	(5,040)
Exercise of stock options		21,417	(21,417)
Purchase of Treasury stock		(3,000)	3,000
Effect of three-for-two stock split	2,128,798	2,089,526	39,272
Fractional shares	(89)	(89)
Exercise of stock options		3,000	(3,000)
Purchase of Treasury stock		(17,000)	17,000

Balance at December 31, 2004	6,386,306	6,254,489	131,817

Stock awards vested		6,155	(6,155)
Stock awards granted
Stock awards forfeited
Exercise of stock options		21,821	(21,821)
Purchase of Treasury stock		(75,926)	75,926

Balance at December 31, 2005	6,386,306	6,206,539	179,767

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

Page -30-

For the Year Ended		2005	2004	2003
(In thousands, except per share amounts)

Net Income:	As Reported:	$9,623	$10,377	$9,598
Pro Forma:		9,606	10,332	9,514
Diluted EPS:	As Reported:	$1.53	$1.64	$1.53
Pro Forma:		1.53	1.64	1.52
Basic EPS:	As Reported:	$1.54	$1.66	$1.55
Pro Forma:		1.54	1.65	1.53

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the following years:

For the Year Ended	2005	2004	2003

Risk free interest rate	3.66%	3.02%	3.10%
Expected dividend yield	3.76%	2.75%	3.19%
Expected volatility	21.3%	23.5%	44.4%

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

r) New Accounting Standards

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and issued FASB Staff Position (“FSP FAS”) 115-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in Emerging Issues Task Force Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.

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

The effect of these new standards on the Company’s financial position and results of operations is not expected to be material upon and after adoption.

Page -31-

s) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. SECURITIES

A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:

December 31,				2005				2004
(In thousands)
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and government
agency securities	$38,443	$7	$(788)	$37,662	$53,736	$519	$(216)	$54,039
State and municipal obligations	51,392	387	(559)	51,220	40,027	1,098	(81)	41,044
Mortgage-backed securities	96,938	27	(3,046)	93,919	107,609	483	(1,133)	106,959
Total available for sale	186,773	421	(4,393)	182,801	201,372	2,100	(1,430)	202,042
Restricted:
Federal Reserve Bank Stock	36	-	-	36	36	-	-	36
Federal Home Loan Bank Stock	1,341	-	-	1,341	1,943	-	-	1,943
Total restricted	1,377	-	-	1,377	1,979	-	-	1,979
Held to maturity:
State and municipal obligations	10,012	-	(23)	9,989	21,213	-	(82)	21,131
Total held to maturity	10,012	-	(23)	9,989	21,213	-	(82)	21,131
Total debt and equity securities	$198,162	$421	$(4,416)	$194,167	$224,564	$2,100	$(1,512)	$225,152

Securities with unrealized losses at year-end 2005 and 2004, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31,				2005				2004
(In thousands)
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and government
agency securities	$14,132	$243	$18,048	$546	$26,832	$216	$-	$-
State and municipal obligations	31,635	266	9,214	316	26,343	127	1,070	35
Mortgage-backed securities	42,354	860	50,736	2,185	35,146	336	30,816	798
Total temporarily impaired securities	$88,121	$1,369	$77,998	$3,047	$88,321	$679	$31,886	$833

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

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield (based on the estimated annual income divided by the average book value) at December 31, 2005. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Page -32-

December 31, 2005
(Dollars in thousands)	Within			After One But			After Five But			After			No
	One Year			Within Five Years			Within Ten Years			Ten Years			Maturity			Total
	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount
Available for sale:
U.S. Treasury and
government agency
securities	$394	$401	3.42%	$37,268	$38,042	5.64%	$-	$-	-%	$-	$-	-%	$-	$-	-%	$37,662	$38,443
Mortgage-backed
securities	-	-	-	11,542	11,968	5.65	16,563	17,027	6.38	65,814	67,943	6.62	-	-	-	93,919	96,938
State and municipal
obligations	5,318	5,281	6.84	21,469	21,564	4.98	15,269	15,315	5.38	9,164	9,232	5.69	-	-	-	51,220	51,392
Total available for sale	5,712	5,682	6.60	70,279	71,574	5.44	31,832	32,342	5.91	74,978	77,175	6.50	-	-	-	182,801	186,773
Restricted securities:
Federal Reserve Bank Stock	-	-	-	-	-	-	-	-	-	-	-	-	36	36	9.00	36	36
Federal Home Loan
Bank Stock	-	-	-	-	-	-	-	-	-	-	-	-	1,341	1,341	6.87	1,341	1,341
Total restricted	-	-	-	-	-	-	-	-	-	-	-	-	1,377	1,377	6.93	1,377	1,377

Held to maturity:
State and municipal
obligations	9,989	10,012	4.53	-	-	-	-	-	-	-	-	-	-	-	-	9,989	10,012
Total held to maturity	9,989	10,012	4.53	-	-	-	-	-	-	-	-	-	-	-	-	9,989	10,012

Total debt and equity
securities	$15,701	$15,694	5.28%	$70,279	$71,574	5.44%	$31,832	$32,342	5.91%	$74,978	$77,175	6.50%	$1,377	$1,377	6.93%	$194,167	$198,162

There were $21,965,000, $56,005,000 and $71,637,000 of proceeds on sales of available for sale securities in 2005, 2004, and 2003, respectively. Gross gains of approximately $180,000, $1,126,000, and $1,461,000 were realized on sales of available for sale securities during 2005, 2004, and 2003, respectively. Gross losses of approximately $65,000, $392,000, and $635,000 were realized on sales of available for sale securities during 2005, 2004, and 2003, respectively. There were no sales of held to maturity securities during 2005, 2004, and 2003.

Securities having a fair value of approximately $123,314,000 and $110,479,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits.

There was no investment that exceeded 10% of stockholders’ equity at December 31, 2005.

3. LOANS

The following table sets forth the major classifications of loans:

December 31,	2005	2004
(In thousands)
Real estate mortgage loans	$242,928	$236,812
Commercial, financial, and agricultural loans	31,644	34,342
Installment/consumer loans	9,827	6,685
Real estate construction loans	17,960	18,452

Total loans	302,359	296,291
Unearned income	(95)	(157)
	302,264	296,134
Allowance for loan losses	(2,383)	(2,188)
Net loans	$299,881	$293,946

Page -33-

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

Allowance for Loan Losses
The following table sets forth changes in the allowance for loan losses.

December 31,	2005	2004	2003
(In thousands)
Allowance for loan losses
balance at beginning of period	$2,188	$2,144	$2,294
Charge-offs:
Real estate mortgage loans	7	3	38
Commercial, financial and agricultural loans	153	302	163
Installment/consumer loans	129	65	148
Total	289	370	349
Recoveries:
Real estate mortgage loans	17	23	13
Real estate construction loans	100	-	-
Commercial, financial and agricultural loans	37	61	90
Installment/consumer loans	30	30	96
Total	184	114	199

Net (charge-offs) recoveries	(105)	(256)	(150)
Provision for loan losses
charged to operations	300	300	-

Balance at end of period	$2,383	$2,188	$2,144

Past Due, Nonaccrual and Restructured Loans
Nonaccrual loans at December 31, 2005 and 2004 were $658,000 and $1,695,000, respectively. There were no loans 90 days or more past due that were still accruing or any restructured loans at December 31, 2005 and 2004. Gross interest income on nonaccrual loans that would have been recorded under original terms during the year ended December 31, 2005, 2004, and 2003 were $38,000, $16,000, and $9,000, respectively. Gross interest income recorded on these loans during the year ended December 31, 2005, 2004 and 2003 were $17,000, $12,000, and $6,000, respectively.

As of December 31, 2005 and 2004, the Bank did not have any impaired loans as defined in SFAS No. 114.

Related Party Loans
Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2005 and 2004.

The following table sets forth selected information about related party loans at December 31, 2005.

Balance Outstanding
(In thousands)
Balance at December 31, 2004	$1,220
New loans	-
Effective change in related parties	56
Advances	682
Repayments	(170)
Balance at December 31, 2005	$1,788

Page -34-

4. BANKING PREMISES AND EQUIPMENT

Banking premises and equipment consist of:

December 31,	2005	2004
(In thousands)
Land	$6,142	$6,142
Construction in progress	426	87
Building and improvements	8,632	7,036
Furniture and fixtures	6,797	6,110
Leasehold improvements	1,234	1,226
	23,231	20,601
Less: accumulated
depreciation and amortization	(7,591)	(6,784)
	$15,640	$13,817

The Company has a purchase commitment outstanding at December 31, 2005 for purchase of real estate in the Town of Southold for $250,000.

5. DEPOSITS

Time Deposits
The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2005.

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
3 months or less	$9,515	$11,284	$20,799
Over 3 thru 6 months	5,327	2,469	7,796
Over 6 thru 12 months	5,700	2,762	8,462
Over 12 months thru 24 months	2,727	1,661	4,388
Over 24 months thru 36 months	1,267	641	1,908
Over 36 months thru 48 months	312	204	516
Over 48 months thru 60 months	-	-	-
Over 60 months	2	-	2
Total	$24,850	$19,021	$43,871

Deposits from principal officers, directors and their affiliates at year-end 2005 and 2004 were approximately $3,526,000 and $4,177,000, respectively.

6. INCOME TAXES

The components of the provision for income taxes are as follows:

Year Ended December 31,	2005	2004	2003
(In thousands)
Current:
Federal	$4,087	$4,453	$4,361
State	863	1,139	1,090
	4,950	5,592	5,451
Deferred:
Federal	(22)	152	30
State	1	27	7
	(21)	179	37
Total	$4,929	$5,771	$5,488

Page -35-

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Year Ended December 31,		2005		2004		2003
(Dollars in thousands)		Percentage		Percentage		Percentage
		of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Earnings	Amount	Earnings	Amount	Earnings
Federal income tax expense computed by applying
the statutory rate to income before income taxes	$4,984	34%	$5,531	34%	$5,280	35%
Tax exempt interest	(665)	(4)	(552)	(4)	(544)	(4)
State taxes, net of Federal income tax benefit	568	5	767	5	721	5
Other	42	1	25	1	31	-
Provision for income taxes	$4,929	36%	$5,771	36%	$5,488	36%

Deferred tax assets and liabilities are comprised of the following:

December 31,	2005	2004
(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,026	$924
Depreciation	15	-
Total	1,041	924

Deferred tax liabilities:
Pension expense	(211)	(184)
Other	(203)	(78)
Depreciation	-	(57)

Total	(414)	(319)

Total before other comprehensive income	627	605

SFAS No. 115 deferred tax asset (liability)	1,596	(267)
Minimum pension liability adjustment	59	81
Net deferred tax asset	$2,282	$419

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

During 2001, the Bank adopted the Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”). The SERP provides benefits to certain employees, designated by the Compensation Committee of the Board of Directors, whose benefits under the Pension Plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan and the 401(k) Plan in the absence of such Internal Revenue Code limitations. The assets of the SERP are held in a rabbi trust in order to maintain the tax-deferred status of the individuals in the plan. As a result, the assets of the trust are reflected on the Consolidated Statements of Condition of the Company. The effective date of the SERP was January 1, 2001. SERP expense was $208,000, $149,000, and $142,000 in 2005, 2004 and 2003, respectively. Subsequent to December 31, 2005, a payout of approximately $105,000 will be made pursuant to a severance agreement with the former Chief Operating Officer.

Page -36-

The following table sets forth the plans’ changes in obligations and funded status projected as of September 30, 2005 and 2004 (measurement dates).

	Pension Benefits		SERP Benefits
At December 31,	2005	2004	2005	2004
(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$3,776	$3,382	$1,453	$1,016
Service cost	317	277	87	63
Expenses	(40)	(35)	-	-
Interest cost	223	200	71	52
Benefits paid	(130)	(123)	-	-
Additional prior service cost	-	-	-	-
Assumption changes and other	485	75	(430)	322
Benefit obligation at end of year	$4,631	$3,776	$1,181	$1,453

Change in plan assets, at fair value
Plan assets at beginning of year	$3,759	$2,508	-	-
Actual return on plan assets	445	295	-	-
Employer contribution	-	1,114	-	-
Benefit paid	(130)	(123)	-	-
Expenses	(40)	(35)	-	-
Plan assets at end of year	$4,034	$3,759	-	-

Funded status (plan assets less benefit obligations)	$(596)	$(16)	$(1,181)	$(1,453)
Unrecognized net actuarial loss	1,107	795	78	531
Unrecognized prior service cost	137	147	-	-
Unrecognized transition asset	(3)	(12)	399	426
Minimum additional pension liability	-	-	(147)	(202)
Prepaid benefit (accrued) cost	$645	$914	$(851)	$(698)

Amounts recognized in the statement of condition consist of:

	Pension Benefits		SERP Benefits
At December 31,	2005	2004	2005	2004
(In thousands)
Prepaid benefit cost	$645	$914	$-	$-
Accrued benefit cost	-	-	(704)	(495)
Minimum additional pension liability	-	-	(147)	(202)
Other	-	-	-	-
Net amount recognized	$645	$914	$(851)	$(697)

	Pension Benefits			SERP Benefits
At December 31,	2005	2004	2003	2005	2004	2003
(In thousands)
Components of net periodic benefit cost
Service cost	$317	$277	$265	$87	$63	$59
Interest cost	223	200	175	71	52	46
Expected return on plan assets	(296)	(208)	(185)	-	-	-
Amortization of net loss	25	25	29	-	23	7
Amortization of unrecognized prior service cost	10	9	9	-	-	-
Amortization of unrecognized transition (asset) obligation	(9)	(8)	(8)	28	28	28
Net periodic benefit cost	$290	$295	$285	$186	$166	$140

Page -37-

Other information for the pension and SERP are as follows:

	Pension Plan		SERP
At December 31,	2005	2004	2005	2004
(In thousands)
Net minimum liability included in other comprehensive
income	$-	$-	$88	$121
Accumulated benefit obligation	3,463	2,907	851	697
Expected contributions in 2006	666	-	148	-

The following benefit payments, which reflect expected future service, as appropriate are expected to be paid as follows:

Year	Pension Payments
(In thousands)

2006	$137
2007	138
2008	137
2009	204
2010	205
2011-2015	1,110

The Company’s pension plan weighted-average asset allocations at September 30, 2005 and 2004 by asset category are as follows:

Plan Assets at September 30,	2005	2004

Asset Category:
Equity Securities	58.8%	64.7%
Debt Securities	41.2	34.9
Other	-	0.4
Total	100.0%	100.0%

Investment Policies

The New York State Bankers Retirement System (the “System”) was established in 1938 to provide for the payment of benefits to employees of participating banks. The System is overseen by a Board of Trustees (“Trustees”), who meet quarterly, and set the investment policy guidelines.

The System utilizes two investment management firms (which will be referred to as “Firm I” and “Firm II”). Firm I is investing approximately 68% of the portfolio and Firm II is investing approximately 32% of the portfolio. The System’s investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Trustees and designed to achieve an allocation approximating 60% invested in Equity Securities and 40% invested in Debt Securities.

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

The equities managed by Firm II are in a commingled Large Cap Equity Fund. The portfolio is permitted to invest in a diversified range of securities in the US Equity markets. Although the portfolio holds primarily common stocks, from time to time the portfolio may invest in other types of investments on an opportunistic basis.

Fixed Income: For both investment portfolios, the target allocation percentage for debt securities is 40%, but may vary from 30% to 50% at the investment manager’s discretion.

The Fixed Income Portfolio managed by Firm I operates with guidelines relating to types of debt securities, quality ratings, maturities,

Page -38-

and maximum single and sector allocations.

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

The Fixed Income managed by Firm II is a Core Bond Fixed Income Fund. The portfolio investments are limited to US Dollar denominated, fixed income securities and selective derivatives designed to have similar attributes of such fixed income securities. The term “fixed income security” is defined to include instruments with fixed, floating, variable, adjustable, auction-rate, zero, or other coupon features.

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

	Pension Benefits			SERP Benefits
At December 31,	2005	2004	2003	2005	2004	2003

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.50%	6.00%	6.00%	4.68%	4.90%	5.14%
Rate of compensation increase	4.50	4.00	4.00	5.00	4.00	4.00
Expected long-term rate of return	8.00	8.00	8.00	-	-	-
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost (Income)
Discount rate	6.00%	6.00%	6.25%	4.90%	5.14%	5.14%
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00
Expected long-term rate of return	8.00	8.00	8.50	-	-	-

b) 401(k) Plan

A savings plan is maintained under Section 401(k) of the Internal Revenue Code and covers substantially all current employees. Newly hired employees can elect to participate in the savings plan after completing six months of service. Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives. The savings plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2005, 2004 and 2003 the Bank made cash contributions of $114,000, $110,000, and $108,000, respectively.

c) Equity Incentive Plan

During 1996, the Bridge Bancorp, Inc. Equity Incentive Plan (the “Plan”) was approved by the shareholders to provide for the grant of options to purchase up to a total of 648,000 shares of common stock of the Company and for the award of shares of common stock as a bonus. During 2001, a plan amendment to cover non-employee directors was adopted by the shareholders. Of the total 648,000 shares of common stock approved for issuance under the Plan, at December 31, 2005, 406,048 shares remain available for issuance.

The Compensation Committee of the Board of Directors determines options awarded under the Plan. The Company accounts for this Plan under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted. Historically, stock options granted by the Company are immediately exercisable.

Page -39-

For the Year Ended December 31,		2005		2004		2003

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of the year	102,429	$15.10	136,725	$13.22	163,575	$11.85
Granted	6,954	$28.85	14,845	$24.00	26,550	$15.47
Exercised	(26,276)	$13.09	(49,141)	$12.54	(53,400)	$10.11
Forfeited	-	-	-	-	-	-
Outstanding and exercisable, end of the year	83,107	$16.88	102,429	$15.10	136,725	$13.22
Weighted average fair value of options granted		$4.39		$4.45		$5.00
Weighted average remaining contractual life		4.79 years

	Number of
Range of Exercise Prices	Shares	Price
	8,000	$9.78-$11.00
	11,025	$12.53
	25,933	$13.17-14.67
	17,100	$15.47
	18,049	$24.00-$30.60

The Company’s Equity Incentive Plan also provides for issuance of restricted stock awards. During the years ended December 31, 2005 and 2004, the Company granted restricted stock awards of 1,239 and 4,570 shares, respectively. These awards vest over three years in January of each year following the date of the award. Such shares are subject to restrictions based on continued service as employees of the Company or employees of subsidiaries of the Company. Compensation expense attributable to these awards was approximately $179,000, $101,000 and $98,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Unearned compensation is recorded as a reduction of stockholders’ equity until earned.

8. EARNINGS PER SHARE

The following is a reconciliation of earnings per share for December 31, 2005, 2004 and 2003. All share and per share amounts have been adjusted for the three-for-two stock split effective July 9, 2004.

For the Year Ended December 31,	2005	2004	2003
(In thousands, except per share data)

Net income	$9,623	$10,377	$9,598

Common equivalent shares:

Weighted average common shares outstanding	6,241	6,255	6,197
Weighted average common equivalent shares	34	75	57
Weighted average common and common equivalent shares	6,275	6,330	6,254
Basic earnings per share	$1.54	$1.66	$1.55
Diluted earnings per share	$1.53	$1.64	$1.53

9. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as claims and legal actions, minimum annual rental payments under non-cancelable operating leases, guarantees and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these actions or claims.

a) Leases

The Company is obligated to make minimum annual rental payments under non-cancelable operating leases on its premises. Projected

Page -40-

minimum rentals under existing leases are as follows:
December 31, 2005
(In thousands)
2006	$493
2007	368
2008	217
2009	197
2010	97
Thereafter	1,052
Total minimum rentals	$2,424

Certain leases contain renewal options and rent escalation clauses. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Rental expenses under these leases for the years ended December 31, 2005, 2004 and 2003 approximated $456,000, $501,000, and $492,000, respectively.

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

The following represents commitments outstanding:

December 31,	2005	2004
(In thousands)
Standby letters of credit	$1,955	$1,803
Loan commitments outstanding (1)	11,839	6,090
Unused equity lines	42,432	37,233
Unused construction lines	1,324	10,123
Unused lines of credit	23,154	21,751
Unused overdraft lines	12,268	11,408
Total commitments outstanding	$92,972	$88,408

(1)	Of the $11,839,000 of loan commitments outstanding, $987,000 are fixed rate commitments and $10,852,000 are variable rate commitments.

c) Other

During 2005, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $1,678,000 in 2005.

During 2005, 2004 and 2003, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential mortgages and investment securities owned by the Bank. At December 31, 2005, the Bank had aggregate lines of credit of $47,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $27,000,000 is available on an unsecured basis. As of December 31, 2005, the Bank had $14,500,000 in such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2005, there was $53,587,000 available for transactions under this agreement. There were no balances outstanding at year-end.

10. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time and are based on existing on-and off-balance sheet financial instruments. Such

Page -41-

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

Loans: The estimated fair values of real estate mortgage loans and other loans receivable are based on discounted cash flow calculations that apply available market benchmarks when establishing discount factors for the types of loans. All nonaccrual loans are carried at their current fair value. Exceptions may be made for Prime based adjustable rate loans (with resets of one year or less), which would be discounted straight to Prime plus or minus an appropriate spread.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements.

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

December 31,	2005		2004
(In thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$15,649	$15,649	$8,744	$8,744
Interest bearing deposits with banks	26	26	118	118
Securities available for sale	182,801	182,801	202,042	202,042
Securities restricted	1,377	1,377	1,979	1,979
Securities held to maturity	10,012	9,989	21,213	21,131
Loans	299,881	305,096	293,946	294,640
Accrued interest receivable	2,624	2,624	2,469	2,469

Financial Liabilities:
Demand and other deposits	468,025	467,544	469,311	469,211
Overnight borrowings	14,500	14,500	26,700	26,700
Accrued interest payable	328	328	273	273

Off-Balance-Sheet Liabilities
Commitments to extend credit	11,839	-	6,090	-

Page -42-

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated)
As of December 31,	2005
(Dollars in thousands)					To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes

	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$51,410	14.0%	$29,399	>8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	49,115	13.4%	14,699	>4.0%	n/a	n/a
Tier 1 Capital (to average assets)	49,115	9.1%	21,517	>4.0%	n/a	n/a

As of December 31,	2004
(Dollars in thousands)					To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes

	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$48,998	13.5%	$28,940	>8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	46,649	12.9%	14,470	>4.0%	n/a	n/a
Tier 1 Capital (to average assets)	46,649	8.3%	22,468	>4.0%	n/a	n/a

Page -43-

Bridgehampton National Bank
As of December 31,	2005
(Dollars in thousands)					To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes

	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$51,234	14.0%	$29,392	>8.0%	$35,805	>10.0%
Tier 1 Capital (to risk weighted assets)	48,851	13.3%	14,696	>4.0%	21,483	> 6.0%
Tier 1 Capital (to average assets)	48,851	9.0%	21,658	>4.0%	27,073	> 5.0%

As of December 31,	2004
(Dollars in thousands)					To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes

	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$47,773	13.2%	$28,924	>8.0%	$36,154	>10.0%
Tier 1 Capital (to risk weighted assets)	45,585	12.6%	14,462	>4.0%	21,693	> 6.0%
Tier 1 Capital (to average assets)	45,585	8.1%	22,512	>4.0%	28,140	> 5.0%

12. BRIDGE BANCORP, INC. (PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

December 31,	2005	2004
(In thousands, except share data)
ASSETS
Cash and cash equivalents	$80	$1,024
Dividend receivable	1,441	1,339
Other assets	82	201
Investment in the Bank	46,489	45,988
Total Assets	$48,092	$48,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends payable	$1,428	$1,313
Other liabilities	13	26
Total Liabilities	1,441	1,339

Stockholders’ Equity	50,936	49,543
Treasury stock at cost, 179,767 and 131,817 shares at
December 31, 2005 and 2004, respectively	(4,285)	(2,330)
Total Stockholders’ Equity	46,651	47,213
Total Liabilities and Stockholders’ Equity	$48,092	$48,552

Page -44-

Condensed Statements of Income

Year Ended December 31,	2005	2004	2003
(In thousands)
Dividend income from the Bank	$6,390	$5,104	$4,893
Other operating expenses	1	-	1
Income before income taxes and equity in
undistributed earnings of the Bank	6,389	5,104	4,892
Income tax provision	-	-	-
Income before equity in undistributed
earnings of the Bank	6,389	5,104	4,892
Equity in undistributed earnings of the Bank	3,234	5,273	4,706
Net income	$9,623	$10,377	$9,598

Condensed Statements of Cash Flows

Year Ended December 31,	2005	2004	2003
(In thousands)

Operating Activities:
Net income	$9,623	$10,377	$9,598
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(3,234)	(5,273)	(4,706)
Income tax benefit from exercise of employee stock options	16	7	38
Decrease (increase) in other assets	109	1,432	(2,043)
Increase (decrease) in other liabilities	11	(5)	166
Net cash provided by operating activities	6,525	6,538	3,053

Cash flows used by financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	216	203	440
Payment for the purchase of treasury stock	(2,134)	(611)	-
Dividends paid	(5,551)	(5,790)	(2,943)
Net cash used by financing activities	(7,469)	(6,198)	(2,503)

Net increase in cash and cash equivalents	(944)	340	550
Cash and cash equivalents at beginning of year	1,024	684	134
Cash and cash equivalents at end of year	$80	$1,024	$684

Page -45-

13. QUARTERLY FINANCIAL DATA (Unaudited)

Selected Consolidated Quarterly Financial Data

2005 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$6,912	$7,004	$7,373	$7,424
Interest expense	916	1,033	1,118	1,252
Net interest income	5,996	5,971	6,255	6,172
Provision for loan losses	-	150	150	-
Net interest income after provision for loan losses	5,996	5,821	6,105	6,172
Other income	1,021	1,339	1,391	1,354
Other expenses	3,568	3,645	3,771	3,663
Income before income taxes	3,449	3,515	3,725	3,863
Provision for income taxes	1,199	1,190	1,251	1,289
Net income	$2,250	$2,325	$2,474	$2,574
Basic earnings per share	$0.36	$0.37	$0.40	$0.41
Diluted earnings per share	$0.36	$0.37	$0.39	$0.41

2004 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$6,443	$6,651	$6,955	$6,874
Interest expense	539	563	600	649
Net interest income	5,904	6,088	6,355	6,225
Provision for loan losses	-	50	100	150
Net interest income after provision for loan losses	5,904	6,038	6,255	6,075
Other income	1,591	1,215	1,284	1,350
Other expenses	3,403	3,296	3,383	3,482
Income before income taxes	4,092	3,957	4,156	3,943
Provision for income taxes	1,467	1,415	1,493	1,396
Net income	$2,625	$2,542	$2,663	$2,547
Basic earnings per share	$0.42	$0.41	$0.43	$0.41
Diluted earnings per share	$0.41	$0.40	$0.42	$0.41

Amounts have been restated for a three-for-two stock split, in the form of a stock dividend, effective July 9, 2004.

Page -46-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Board of Directors
Bridge Bancorp, Inc.
Bridgehampton, New York

We have audited the accompanying balance sheets of Bridge Bancorp, Inc. as of December 31, 2005 and 2004, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management's assessment, included in the accompanying Report By Management On Internal Control Over Financial Reporting, that Bridge Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bridge Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, management's assessment that Bridge Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Livingston, New Jersey
February 17, 2006

Page -47-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The attestation report of Crowe Chizek and Company LLC appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Page -48-

PART III

Item 10. Directors and Executive Officers of the Registrant

“Item 1 - Election of Directors,” “Compliance with Section 16 (a) of the Exchange Act,” and “Code of Ethics” set forth in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” “Performance Graph,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Beneficial Ownership” and “Item 1 - Election of Directors”, set forth in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

“Certain Relationships and Related Transactions” set forth in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

“Item 2 - Ratification of the Appointment of Independent Auditors,” “Fees Paid to Crowe Chizek,” and “Policy on Audit Committee Pre-approval Of Audit and Non-audit Services of Independent Auditor” set forth in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Page -49-

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following Consolidated Financial Statements, including notes thereto, and financial schedules of the Company, required in response to this item are included in Part II, Item 8.

1. Financial Statements	Page No.

Consolidated Statements of Condition	24
Consolidated Statements of Income	25
Consolidated Statements of Stockholders’ Equity	26
Consolidated Statements of Cash Flows	27
Notes to Consolidated Financial Statements	28
Report of Independent Registered Public Accountants	47

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

3. Exhibits.

See Index of Exhibits on page 52.

Page -50-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 15, 2006	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

March 15, 2006	/s/ Janet T. Verneuille
Janet T. Verneuille,
Senior Vice President, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2006	/s/ Raymond Wesnofske	,Director
Raymond Wesnofske

March 15, 2006	/s/ Thomas J. Tobin	,Director
Thomas J. Tobin

March 15, 2006	/s/ Thomas E. Halsey	,Director
Thomas E. Halsey

March 15, 2006	/s/ Marcia Z. Hefter	,Director
Marcia Z. Hefter

March 15, 2006	/s/ R. Timothy Maran	,Director
R. Timothy Maran

March 15, 2006	/s/ Charles I. Massoud	,Director
Charles I. Massoud

March 15, 2006	/s/ Howard H. Nolan	,Director
Howard H. Nolan

March 15, 2006	/s/ Dennis A. Suskind	,Director
Dennis A. Suskind

Page -51-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Registrant’s amended Form 10, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10, File No. 0-18546, filed August 13, 1999)	*

3.2	Revised By-laws of the Registrant (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed November 2, 2004)	*

10.1	Employment Contract - Thomas J. Tobin (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed November 7, 2001)	*

10.2	Employment Contract - Janet T. Verneuille (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed November 7, 2001)	*

10.5	Equity Incentive Plan (incorporated by reference to Registrant’s Form 14A, File No. 0-18546, filed March 9, 2001)	*

23	Accountants’ Consent

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

* Denotes incorporated by reference.

Page -52-