Form 10-Q
period 2006-03-31
BRIDGE BANCORP INC
filed 2006-05-10
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

There were 6,187,087 shares of common stock outstanding as of May 1, 2006.

BRIDGE BANCORP, INC.

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
(In thousands, except share and per share amounts)	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$13,169	$15,649
Interest earning deposits with banks	50	26
Total cash and cash equivalents	13,219	15,675

Securities available for sale	178,727	182,801
Securities held to maturity (fair value of $10,111 and $9,989, respectively)	10,131	10,012
Total securities, net	188,858	192,813

Securities, restricted	1,125	1,377

Loans	300,723	302,264
Less: Allowance for loan losses	(2,379)	(2,383)
Loans, net	298,344	299,881

Banking premises and equipment, net	15,871	15,640
Accrued interest receivable	2,907	2,624
Other assets	4,690	5,434
Total Assets	$525,014	$533,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$175,877	$190,426
Savings, N.O.W. and money market deposits	252,381	233,728
Other time deposits	23,148	24,850
Certificates of deposit of $100,000 or more	15,209	19,021
Total deposits	466,615	468,025

Overnight borrowings	8,900	14,500
Accrued interest payable	306	328
Other liabilities and accrued expenses	2,677	3,940
Total Liabilities	478,498	486,793

Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,195,087
and 6,206,539 shares outstanding at March 31, 2006 and December 31, 2005, respectively	64	64
Surplus	21,551	21,631
Undivided profits	32,327	31,813
Less: Treasury Stock at cost, 191,219 and 179,767 shares at March 31, 2006 and
December 31, 2005, respectively	(4,686)	(4,285)
Unearned stock awards	-	(108)
	49,256	49,115
Accumulated other comprehensive (loss) income:
Net unrealized loss on securities, net of taxes of ($1,782) and ($1,596) at March 31, 2006
and December 31, 2005, respectively	(2,652)	(2,376)
Net minimum pension liability, net of taxes of $59 at March 31, 2006
and December 31, 2005, respectively	(88)	(88)
Total Stockholders’ Equity	46,516	46,651
Total Liabilities and Stockholders’ Equity	$525,014	$533,444
See accompanying notes to the Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)
	For the three months ended March 31,
	2006	2005
Interest income:
Loans (including fee income)	$5,571	$4,881
Mortgage-backed securities	1,125	1,073
State and municipal obligations	545	438
U.S. Treasury and government agency securities	246	499
Federal funds sold	44	5
Other securities	23	16
Deposits with banks	1	-
Total interest income	7,555	6,912

Interest expense:
Savings, N.O.W. and money market deposits	1,262	528
Certificates of deposit of $100,000 or more	98	148
Other time deposits	123	107
Other borrowed money	47	113
Federal funds purchased	46	20
Total interest expense	1,576	916

Net interest income	5,979	5,996
Provision for loan losses	-	-

Net interest income after provision for loan losses	5,979	5,996

Other income:
Service charges on deposit accounts	504	551
Fees for other customer services	161	223
Title fee income	299	160
Net securities (losses) gains	(257)	63
Other operating income	32	24
Total other income	739	1,021

Other expenses:
Salaries and employee benefits	2,209	2,091
Net occupancy expense	343	341
Furniture and fixture expense	190	196
Other operating expenses	1,027	940
Total other expenses	3,769	3,568

Income before provision for income taxes	2,949	3,449
Provision for income taxes	1,010	1,199
Net income	$1,939	$2,250
Basic earnings per share	$0.31	$0.36
Diluted earnings per share	$0.31	$0.36
Comprehensive income	$1,663	$328

See accompanying notes to the Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands, except share and per share amounts)								Accumulated
								Other
	Common	Stock					Unearned	Comprehensive
	Shares			Comprehensive	Undivided	Treasury	Stock	Income
	Outstanding	Amount	Surplus	Income	Profits	Stock	Awards	(Loss)	Total
Balance at December 31, 2005	6,206,539	$64	$21,631		$31,813	$(4,285)	$(108)	$(2,464)	$46,651
Net income				$1,939	1,939				1,939
Transfer due to adoption of SFAS 123(r)			(108)				108		-
Stock awards vested	3,356		19						19
Exercise of stock options	567		9			(10)			(1)
Treasury stock purchases	(15,375)					(391)			(391)
Cash dividends declared, $0.23 per share					(1,425)				(1,425)
Other comprehensive income, net of tax
Unrealized losses in securities available for sale,
net of tax				(276)				(276)	(276)
Comprehensive income				$1,663

Balance at March 31, 2006	6,195,087	$64	$21,551		$32,327	$(4,686)	$-	$(2,740)	$46,516

See accompanying notes to the Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Three months ended March 31,	2006	2005
Operating activities:
Net Income	$1,939	$2,250
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	-	-
Depreciation and amortization	224	236
Amortization and accretion, net	122	218
Earned or allocated expense of restricted stock awards	13	28
Net securities losses (gains)	257	(63)
Increase in accrued interest receivable	(283)	(261)
Decrease in other assets	929	5
(Decrease) increase in accrued and other liabilities	(1,277)	467
Net cash provided by operating activities	1,924	2,880

Investing activities:
Purchases of securities available for sale	(18,287)	(757)
Purchases of securities, restricted	(3,629)	-
Purchases of securities held to maturity	(201)	(3,332)
Proceeds from sales of securities available for sale	17,288	11,051
Redemption of securities, restricted	3,881	-
Proceeds from maturing securities available for sale	205	-
Proceeds from maturing securities held to maturity	82	3,275
Proceeds from principal payments on mortgage-backed securities	4,028	4,866
Net decrease (increase) in loans	1,537	(853)
Purchases of banking premises and equipment, net of disposals	(455)	(416)
Net cash provided by investing activities	4,449	13,834

Financing activities:
Net (decrease) increase in deposits	(1,410)	10,844
Decrease in other borrowings	(5,600)	(21,200)
Payment for the purchase of treasury stock	(391)	-
Net proceeds from exercise of stock options
issued pursuant to equity incentive plan	-	-
Cash dividends paid	(1,428)	(1,313)
Net cash used by financing activities	(8,829)	(11,669)

(Decrease) increase in cash and cash equivalents	(2,456)	5,045
Cash and cash equivalents beginning of period	15,675	8,862
Cash and cash equivalents end of period	$13,219	$13,907

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$1,598	$893
Income taxes	$1,413	$471
Noncash investing and financing activities:
Dividends declared and unpaid	$1,425	$1,378

See accompanying notes to the Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York as a single bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) and a title insurance subsidiary; Bridge Abstract LLC (“Bridge Abstract”).

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Computation of Per Share Income	Three months ended
(in thousands, except per share data)	March 31,	March 31,
	2006	2005

Net Income	$1,939	$2,250

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,204	6,259
Weighted Average Common Equivalent Shares	28	60
Weighted Average Common and Common Equivalent Shares	6,232	6,319
Basic earnings per share	$0.31	$0.36
Diluted earnings per share	$0.31	$0.36

There are approximately 6,954 options outstanding and 3,239 shares of unvested restricted stock at March 31, 2006 that were not included in the computation of diluted earnings per share because the options’ exercise prices and the restricted stock grant prices were greater than the average market price of the common stock and were, therefore, antidilutive.

3. Repurchased Stock

For the three months ended March 31, 2006, the Company repurchased 15,375 shares as compared to no repurchases during the three-month period ended March 31, 2005. Repurchased shares are held in the Company’s treasury account.

Additionally on March 27, 2006, the Board of Directors approved a new stock repurchase program that brings the number of shares authorized for repurchase to 309,000 or approximately 5% of its total issued and outstanding common shares. These shares would be purchased from time to time in the open market or through private purchases, depending on market conditions, availability of stock, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchased shares will be used for general corporate purposes.

4. Stock Based Compensation Plans

Statement of Financial Accounting Standards 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Company adopted SFAS 123R beginning January 1, 2006 applying the modified prospective transition method. Under the modified prospective transition method, the financial statements will not reflect restated amounts. No new grants were awarded during 2006 and no shares were unvested resulting in no compensation expense being recorded through March 31, 2006 relating to stock options. Historically, substantially all of the options granted by the Company have vested immediately; compensation expense would be recorded on the date of grant. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the first quarter of 2006 was $15,000. No options were exercised during the first quarter of 2005. The intrinsic value of options outstanding and exercisable at March 31, 2006 is $762,000. The effect of this pronouncement on future operations will depend on the fair value of future options issued and accordingly, cannot be determined at this time.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R. We have used the Black-Scholes option pricing model to estimate the grant date fair value of our option grants.

		Three months ended,
(In thousands, except per share data)		March 31, 2005
Net Income:	As Reported:	$2,250
	Pro Forma:	$2,235
Basic EPS:	As Reported:	$0.36
	Pro Forma:	$0.36
Diluted EPS:	As Reported:	$0.36
	Pro Forma:	$0.35

A summary of the status of the Company’s stock options as of March 31, 2006 is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding, December 31, 2005	83,107	$16.88
Granted
Exercised	(1,125)	$12.53
Forfeited	2,720	$25.60
Outstanding and exercisable, March 31, 2006	79,262	$16.64
Weighted average fair value of options granted		$-
Weighted average remaining contractual life		5.27 years

	Number of
Range of Exercise Prices	Shares	Price
	8,000	$9.78-$11.00
	9,900	$12.53
	25,933	$13.17-14.67
	17,100	$15.47
	18,329	$24.00-$30.60

A summary of the status of the Company’s unvested restricted stock shares as of March 31, 2006 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value

Unvested, December 31, 2005	7,214	$23.44
Granted	-	-
Vested	(3,356)	$19.94
Forfeited	-	-
Unvested, March 31, 2006	3,858	$26.48

5. Securities

A summary of the amortized cost and estimated fair value of securities is as follows:

	March 31, 2006		December 31, 2005
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury and government agency securities	$20,868	$20,308	$38,443	$37,662
State and municipal obligations	51,148	50,816	51,392	51,220
Mortgage-backed securities	111,145	107,603	96,938	93,919
Total available for sale	183,161	178,727	186,773	182,801
Held to maturity:
State and municipal obligations	10,131	10,111	10,012	9,989
Total held to maturity	10,131	10,111	10,012	9,989
Total debt and equity securities	$194,417	$189,963	$198,162	$194,167

Securities having a fair value of approximately $146,304,000 and $123,314,000 at March 31, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and Federal Home Loan Bank overnight borrowings. The Bank did not hold any trading securities during the three months ended March 31, 2006 or the year ended December 31, 2005.

6. Loans

The following table sets forth the major classifications of loans:

	March 31, 2006	December 31, 2005
(In thousands)

Real estate mortgage loans	$243,051	$242,928
Commercial, financial, and agricultural loans	33,846	31,644
Installment/consumer loans	8,922	9,827
Real estate construction loans	14,961	17,960
Total loans	300,780	302,359
Unearned income	(57)	(95)
	300,723	302,264
Allowance for loan losses	(2,379)	(2,383)
Net loans	$298,344	$299,881

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

Nonaccrual loans at March 31, 2006 and December 31, 2005 were $352,000 and $658,000, respectively. There were no loans 90 days or more past due that were still accruing, or any restructured loans at March 31, 2006 and December 31, 2005.

As of March 31, 2006 the Company had an impaired loan of $50,000, as defined by SFAS No. 114. There were no impaired loans as of December 31, 2005. For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments.

7. Allowance for Loan Losses

Management monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at March 31, 2006, we believe the allowance for loan losses is adequate. The following table sets forth changes in the allowance for loan losses.

(In thousands)	For the Three Months Ended		For the Year Ended
	March 31,2006	March 31, 2005	December 31, 2005
Beginning balance	$2,383	$2,188	$2,188
Provision for loan loss	-	-	300
Net (charge-offs)/recoveries	(4)	114	(105)
Ending balance	$2,379	$2,302	$2,383

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

Contributions to the pension plan were $665,900 while no contributions were made to the SERP for the three months ended March 31, 2006. The Company does not anticipate making any additional contributions to the pension plan through the end of the year.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

(In thousands)	At March 31,
	Pension Benefits		SERP Benefits
Components of net periodic benefit cost	2006	2005	2006	2005
Service cost	$105	$79	$16	$22
Interest cost	62	56	14	18
Expected return on plan assets	(81)	(74)	-	-
Amortization of net loss	10	6	-	6
Amortization of unrecognized prior service cost	2	2	-	-
Amortization of unrecognized transition (asset) obligation	(1)	(2)	7	7
Net periodic benefit cost	$97	$67	$37	$53

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, factors set for under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005 and in other reports filed by the Company with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a one-bank holding company formed in 1989. On a parent-only basis, the Company had nominal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title abstract subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto, and other financial information included in the Company’s 2005 Form 10-K and this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

Net income for the three months ended March 31, 2006 was $1,939,000 compared to earnings of $2,250,000 for the same period last year, a decrease of $311,000. Diluted earnings per share for the first quarter 2006 decreased $0.05, or 13.9%, to $0.31 from $0.36 per diluted share for the first quarter of 2005. Balance sheet and interest rate risk management included a repositioning of a portion of the available for sale investment securities portfolio resulting in a net pretax loss of $257,000 during the first quarter of 2006. Growing profits in the current flat or inverted yield curve environment presented significant challenges to the Bank since as a community bank its income historically relies heavily on the interest rate spread between short term and long term rates. The ability for the Bank to borrow short at a lower cost and invest longer at a higher yield is diminished. The long end of the treasury yield curve remained stubbornly flat through the first quarter of 2006, while at the same time, intense competition for loans and deposits and rising short term rates drove up funding costs.

The Bank remained focused on growing demand deposits, which increased 10.8% as of March 31, 2006 from March 31, 2005. The present funding mix is comprised of a sound level of core deposits, with demand deposits reaching 37.7% of total deposits at March 31, 2006. Core deposits are important relative to funding costs, and the Bank remains committed to growing its deposit base through increased market share in existing markets and continued branch expansion. The Bank opened its newest branch office in Westhampton Beach in December 2005 resulting in $3,600,000 in deposits over a four month period, with 64.5% of these deposits in low cost demand deposits. During the first quarter of 2006, the Bank entered a conditional lease agreement for a full service branch office in Cutchogue, NY. A third quarter 2006 opening is anticipated.

The Bank experienced total loan growth of 1.2% to $300,723,000 at March 31, 2006, from $297,101,000 at the same date last year. The pace of credit activity accelerated during the first three months of 2006 and although loan payoffs during the first quarter of 2006 offset much of the increased volume, loan growth is expected from the recent expansion and redeployment of the Bank’s lending team. The loan loss reserve remains healthy relative to existing nonperforming assets as nonaccrual loans decreased $352,000 from December 31, 2005. No additional provision for the loan loss was provided for in the first quarter. The Bank’s loan portfolio remains heavily weighted toward real estate collateralized loans. As such, management carefully monitors the loan portfolio as well as real estate trends on eastern Long Island. By maintaining conservative underwriting criteria, the Company believes it will be better positioned against declining credit quality should there be a weakening of the local real estate market.

The Bank’s historically strong efficiency ratio points to a continued commitment to prudent spending. The Bank is committed to maintaining a high quality staff and a competitive product menu as it continues to balance its growth objectives with the resources required to deliver consistently high level service.

In March 2006 the Company declared a quarterly dividend of $0.23 per share. On a quarterly and year-to-date basis, the dividend has increased 4.6% over last year. The Company continues its trend of long term uninterrupted dividends.

Critical Accounting Policies

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

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at March 31, 2006, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three-month period ended March 31, 2006 totaled $1,939,000 or $0.31 per diluted share as compared to $2,250,000 or $0.36 per diluted share for the same period in 2005. Changes for the three months ended March 31, 2006 include: (i) $17,000 or 0.3% decrease in net interest income; (ii) $282,000 or 27.6% decrease in total other income as a result of a net loss due to repositioning of the available for sale investment portfolio and (iii) $201,000 or 5.6% increase in total other expenses, over the same period in 2005 primarily due to increased salaries and employee benefits. The effective income tax rate decreased to 34.3% from 34.8% for the same period last year.

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

Three months ended March 31,	2006			2005
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$297,824	$5,571	7.6%	$295,293	$4,881	6.7%
Mortgage-backed securities	104,762	1,125	4.3	105,582	1,073	4.1
Taxable securities	28,095	246	3.5	52,609	499	3.8
Tax exempt securities (1)	61,410	829	5.4	61,315	671	4.4
Federal funds sold	3,950	44	4.5	857	5	2.3
Securities, restricted	901	23	10.4	1,979	16	3.3
Deposits with banks	82	1	5.0	64	-	-
Total interest earning assets	497,024	7,839	6.4	517,699	7,145	5.6
Non interest earning assets:
Cash and due from banks	15,024			14,748
Other assets	17,937			19,094
Total assets	$529,985			$551,541

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$254,752	$1,262	2.0%	$250,589	$528	0.9%
Certificates of deposit of $100,000
or more	17,750	98	2.2	35,862	148	1.7
Other time deposits	23,870	123	2.1	30,611	107	1.4
Federal funds purchased	4,000	46	4.7	3,104	20	2.6
Other borrowings	3,908	47	4.9	17,280	113	2.7
Total interest bearing liabilities	304,280	1,576	2.1	337,446	916	1.1
Non interest bearing liabilities:
Demand deposits	176,691			163,733
Other liabilities	1,324			2,432
Total liabilities	482,295			503,611
Stockholders’ equity	47,690			47,930
Total liabilities and stockholders’ equity	$529,985			$551,541

Net interest income/interest rate spread (2)		6,263	4.3%		6,229	4.5%

Net interest earning assets/net interest margin (3)	$192,744		5.1%	$180,253		4.9%

Ratio of interest earning assets to
interest bearing liabilities			163.3%			153.4%

Less: Tax equivalent adjustment		(284)			(233)

Net interest income		$5,979			$5,996

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended March 31
	2006 Over 2005
(In thousands)	Changes Due To
	Volume	Rate	Net Change
Interest income on interest earning assets:

Loans (including loan fee income)	$42	$648	$690
Mortgage-backed securities	(52)	104	52
Taxable securities	(217)	(36)	(253)
Tax exempt securities (1)	1	157	158
Federal funds sold	31	8	39
Securities, restricted	(55)	62	7
Deposits with banks	(2)	3	1
Total interest earning assets	(252)	946	694

Interest expense on interest bearing liabilities:

Savings, N.O.W. and money market deposits	8	726	734
Certificates of deposit of $100,000 or more	(273)	223	(50)
Other time deposits	(126)	142	16
Federal funds purchased	7	19	26
Other borrowings	(400)	334	(66)
Total interest bearing liabilities	(784)	1,444	660
Net interest income	$532	$(498)	$34

                                 (1) The above table is presented on a tax equivalent basis.

The net interest margin increased to 5.1% from 4.9% from the same three-month period in 2005. There was a decrease in net interest income of $17,000 or 0.3% for the current three-month period from the same period last year. Average total interest earning assets decreased to $497,024,000 from $517,699,000 or 4% while there was an increase in the yield on average interest earning assets to 6.4% from 5.6%. The volume of average total interest earning assets decreased which was offset by the increase in the rate of average total interest earning assets. Average interest bearing liabilities decreased 9.8% to $304,280,000 in 2005 from $337,446,000 for the same period last year. The cost of average interest bearing liabilities increased to 2.1% during 2006 from 1.1% for 2005.

For the quarter ended March 31, 2006, the yield on average interest earning assets was up from the quarter ended March 31, 2005. The cost of average interest bearing liabilities also was up from the same quarter in 2005 due to increases in interest rates on interest bearing deposits and average overnight borrowings as a result of the increasing rates by the Federal Reserve. Because the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.

Average loans grew by $2,531,000 or 0.9% when compared to the same three-month period in 2005. Real estate mortgage loans contributed to the growth as well as an increase in installment/consumer loans. Commercial, financial, and agricultural loans and real estate construction loans had decreases of 8.0% and 32.8%, respectively. Real estate mortgage loans at March 31, 2006 increased $11,241,000 or 4.9% over March 31, 2005. Growth in real estate mortgage loans is mainly attributed to an increase in commercial mortgages offset by a decline in 1-4 family residential properties. There was a decline in residential and commercial real estate construction loans of $7,312,000 when compared to March 31, 2005. The Bank is committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk. The rate of loan growth was slower for the first quarter of 2006 than a year ago for the same time period reflecting market place conditions.

Total average investments decreased $26,317,000 or 11.9% in the first quarter of 2006 compared to the same three-month period in 2005. Average mortgage-backed securities decreased 0.8% to $104,762,000 and taxable securities decreased $24,514,000 or 46.6% when compared to the same three-month period in 2005. To position the balance sheet for the future and better manage interest rate risk, a portion of the available for sale investment securities portfolio was repositioned in the first quarter resulting in a net loss on the sale of available for sale investments during the first quarter of 2006. Average tax exempt securities grew 0.2% to $61,410,000 from $61,315,000. Average federal funds sold increased $3,093,000 or 360.9% over the same period in the prior year.

Average deposits declined by $7,732,000, or 1.6% for the quarter ended March 31, 2006, over the same three-month period last year. Components of this decrease include decreases in average balances for certificates of deposit of $100,000 or more and other time deposits. This decline was offset by increases in average demand deposits of $12,958,000 or 7.9% and increases in average savings, N.O.W. and money market deposit balances. Average federal funds purchased and other borrowings decreased to $7,908,000 for the first quarter of 2006 from the same three-month period in 2005. Average public fund deposits increased $12,603,000 from the prior year comprising 20.5% of total average deposits at March 31, 2006 and 17.6% of total average deposits at March 31, 2005.

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

The credit quality of the loan portfolio remained strong for the quarter ended March 31, 2006. Since December 31, 2005, nonaccrual loans decreased to $352,000 from $658,000, representing 0.1% of net loans at March 31, 2006. Total nonaccrual loans represented 0.2% of net loans at December 31, 2005. As of March 31, 2006 the Company had an impaired loan of $50,000, as defined by SFAS No. 114. There were no impaired loans at of December 31, 2005 The Bank had no foreclosed real estate at March 31, 2006 and December 31, 2005. The Bank incurred net charge-offs in the amount of $4,000 for the three months ended March 31, 2006 as compared to net recoveries of $114,000 for the same period in 2005.

Loans of approximately $3,848,000 or 1.3% of total loans at March 31, 2006 were classified as potential problem loans. This was a decrease of $1,237,000 from $5,085,000 or 1.7% of total loans at December 31, 2005. These are loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio, of the current asset quality of the portfolio, and the net charge-offs of $4,000, no provision for loan losses was recorded during the first three months of 2006. The allowance for loan losses decreased to $2,379,000 at March 31, 2006, as compared to $2,383,000 at December 31, 2005. As a percentage of total loans, the allowance remained at 0.79% at March 31, 2006 from December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.78% as of March 31. 2005.

Non Interest Income

Total other income decreased during the three-month period ended March 31, 2006 by $282,000 or 27.6% from the same period last year. Net losses on sales of securities during the three months ended March 31, 2006 totaled $257,000, compared to net securities gains for the three-month period ended March 31, 2005 of $63,000. Excluding net securities losses and gains, total other income increased $38,000 or 4.0% for the three months ended March 31, 2006. Service charges on deposit accounts for the three-month period ended March 31, 2006 totaled $504,000 and fees for other customer services for the three-month period ended March 31, 2006 totaled $161,000, reflecting decreases from the same three-month period in 2005.

For the three-month periods ended March 31, 2006 and 2005, Bridge Abstract generated title fee income of $299,000 and $160,000, respectively.

Non Interest Expense

Total other expenses increased during the three-month period ended March 31, 2006 by $201,000 or 5.6% over the same period last year. The primary component of this increase was salary and benefit expense increasing $118,000 or 5.6% for the three-month period ended March 31, 2006 over the same period last year. Increases in salaries and employee benefit costs were due to base salary increases and in filling new positions, as well as increased employee benefits.

Total other operating expenses for the three-month period ended March 31, 2006 totaled $1,027,000; an increase of $87,000 or 9.3% over the same period last year due primarily to increases in directors’ fees and professional services.

Income Taxes

The provision for income taxes decreased during the three-month period ended March 31, 2006 by $189,000 or 15.8% from the same period last year due in part to the increase in net securities losses and a decline in pre-tax operating income. The effective tax rate for the three-month period ended March 31, 2006 decreased to 34.25% as compared to 34.76% for the same period last year.

Financial Condition

Assets totaled $525,014,000 at March 31, 2006, a decrease of $8,430,000 or 1.6% from December 31, 2005. This change is primarily a result of decreases in the investment portfolio of $4,207,000, or 2.2% and decreases in total loans of $1,541,000 or 0.5%. Savings, N.O.W. and money market deposits increased $18,653,000 as of March 31, 2005 from December 31, 2005 offset by decreases of $20,063,000 in demand deposits, and certificates of deposit of $100,000 or more and other time deposits. Overnight borrowings decreased $5,600,000 as of March 31, 2006 from December 31, 2005.

Total stockholders’ equity was $46,516,000 at March 31, 2006, a decrease of 0.3% from December 31, 2005 primarily due to repurchases of treasury stock and an increase in net unrealized losses on securities.

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

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Company at March 31, 2006 were limited to $11,066,000, which represents the Bank’s 2006 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At March 31, 2006, the Bank had aggregate lines of credit of $47,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $27,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of March 31, 2006, the amount of overnight borrowings was $8,900,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2006, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At March 31, 2006 and December 31, 2005, actual capital levels and minimum required levels for the Bank were as follows:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
(In thousands)	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2006
Total Capital (to risk weighted assets)	$51,467	14.1%	$29,311	>8.0%	$36,639	>10.0%
Tier 1 Capital (to risk weighted assets)	49,088	13.4	14,655	>4.0	21,983	>6.0
Tier 1 Capital (to average assets)	49,088	9.3	21,199	>4.0	26,498	>5.0

As of December 31, 2005
Total Capital (to risk weighted assets)	$51,234	14.0%	$29,392	>8.0%	$35,805	>10.0%
Tier 1 Capital (to risk weighted assets)	48,851	13.3%	14,696	>4.0%	21,483	> 6.0%
Tier 1 Capital (to average assets)	48,851	9.0%	21,658	>4.0%	27,073	> 5.0%

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

Recent Regulatory and Accounting Developments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 155 will have a significant effect on its financial statements as the Company does not have any hybrid financial instruments at this time.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements as the Company does not have servicing assets/liabilities at this time.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of SFAS 123R and had no effect on the financial statements.

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

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis:

	March 31, 2006		December 31, 2005
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(RATE SHOCK)	Interest Income		Interest Income
(In thousands)
	$ Change	% Change	$ Change	% Change
200	$(1,403)	(5.75)%	$(1,620)	(6.16)%
Static	-	-	-	-
(200)	$189	0.77%	$(438)	(1.67)%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following information is provided regarding the repurchase of shares of the Company’s common stock during the quarter:

Period	Total Number of Shares Purchased in Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs-2004 (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2006	3,055	$24.50	100,481	80,329
February 2006	3,820	$25.02	104,301	76,509
March 2006	8,500	$25.96	112,801	68,009

(1)	The Board of Directors reaffirmed the stock repurchase program on May 17, 2004.

-	The Board of Directors approved repurchase of shares up to 180,810 shares.
-	There is no expiration date for the stock repurchase plan.
-
There is no stock repurchase plan that has expired nor been terminated during the period ended March 31, 2005. On March 27, 2006, the Board of Directors approved a new stock repurchase program that brings the number of shares authorized for repurchase to 309,000 or approximately 5% of its total issued and outstanding common shares.

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

BRIDGE BANCORP, INC.
Registrant

May 9, 2006	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

May 9, 2006	/s/ Janet T. Verneuille
Janet T. Verneuille
Senior Vice President, Chief Financial Officer
and Treasurer