Form 10-Q
period 2006-06-30
BRIDGE BANCORP INC
filed 2006-08-07
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 6,126,922 shares of common stock outstanding as of August 3, 2006.

BRIDGE BANCORP, INC.

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Condition as of June 30, 2006 and December 31, 2005

Consolidated Statements of Income for the Three and Six months ended June 30, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Six months ended June 30, 2006

Consolidated Statements of Cash Flows for the Six months ended June 30, 2006 and 2005

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

10.1	Material Contracts
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Signatures

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
(In thousands, except share and per share amounts)	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$12,808	$15,649
Interest earning deposits with banks	76	26
Total cash and cash equivalents	12,884	15,675

Securities available for sale	175,821	182,801
Securities held to maturity (fair value of $1,983 and $9,989, respectively)	1,987	10,012
Total securities, net	177,808	192,813

Securities, restricted	1,391	1,377

Loans	311,011	302,264
Less: Allowance for loan losses	(2,386)	(2,383)
Loans, net	308,625	299,881

Banking premises and equipment, net	16,483	15,640
Accrued interest receivable	2,308	2,624
Other assets	5,944	5,434
Total Assets	$525,443	$533,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$183,065	$190,426
Savings, N.O.W. and money market deposits	231,754	233,728
Other time deposits	15,149	24,850
Certificates of deposit of $100,000 or more	22,767	19,021
Total deposits	452,735	468,025

Overnight borrowings	24,300	14,500
Accrued interest payable	354	328
Other liabilities and accrued expenses	3,763	3,940
Total Liabilities	481,152	486,793

Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,136,787
and 6,206,539 shares outstanding at June 30, 2006 and December 31, 2005, respectively	64	64
Surplus	21,565	21,631
Undivided profits	32,949	31,813
Less: Treasury Stock at cost, 249,519 and 179,767 shares at June 30, 2006 and December 31, 2005, respectively	(6,207)	(4,285)
Unearned stock awards	-	(108)
	48,371	49,115
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of taxes of ($2,682) and ($1,596) at June 30, 2006 and December 31, 2005, respectively	(3,992)	(2,376)
Net minimum pension liability, net of taxes of $81 and $59 at June 30, 2006 and December 31, 2005, respectively	(88)	(88)
Total Stockholders’ Equity	44,291	46,651
Total Liabilities and Stockholders’ Equity	$525,443	$533,444
See accompanying notes to the Unaudited Consolidated Financial Statements

Page1

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)
	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$5,723	$5,111	$11,294	$9,992
Mortgage-backed securities	1,186	1,016	2,311	2,089
State and municipal obligations	535	459	1,080	897
U.S. Treasury and government agency securities	178	322	424	821
Federal funds sold	39	71	83	76
Other securities	12	24	35	40
Deposits with banks	1	1	2	1
Total interest income	7,674	7,004	15,229	13,916

Interest expense:
Savings, N.O.W. and money market deposits	1,420	736	2,682	1,264
Other time deposits	136	112	259	219
Certificates of deposit of $100,000 or more	136	160	234	308
Other borrowed money	111	23	158	136
Federal funds purchased	79	2	125	22
Total interest expense	1,882	1,033	3,458	1,949

Net interest income	5,792	5,971	11,771	11,967
Provision for loan losses	-	150	-	150

Net interest income after provision for loan losses	5,792	5,821	11,771	11,817

Other income:
Service charges on deposit accounts	586	593	1,090	1,144
Fees for other customer services	340	358	501	581
Title fee income	263	295	562	455
Net securities (losses) gains	-	52	(257)	115
Other operating income	71	41	103	65
Total other income	1,260	1,339	1,999	2,360

Other expenses:
Salaries and employee benefits	2,280	2,092	4,489	4,183
Net occupancy expense	332	286	675	627
Furniture and fixture expense	206	197	396	393
Other operating expenses	1,255	1,070	2,282	2,010
Total other expenses	4,073	3,645	7,842	7,213

Income before provision for income taxes	2,979	3,515	5,928	6,964
Provision for income taxes	941	1,190	1,951	2,389
Net income	$2,038	$2,325	$3,977	$4,575
Basic earnings per share	$0.33	$0.37	$0.64	$0.73
Diluted earnings per share	$0.33	$0.37	$0.64	$0.73
Comprehensive income	$698	$3,548	$2,361	$3,876

See accompanying notes to the Unaudited Consolidated Financial Statements.

Page2

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands, except share and per share amounts)
								Accumulated
	Common	Stock					Unearned	Other
	Shares			Comprehensive	Undivided	Treasury	Stock	Comprehensive
	Outstanding	Amount	Surplus	Income	Profits	Stock	Awards	Loss	Total
Balance at December 31, 2005	6,206,539	$64	$21,631		$31,813	$(4,285)	$(108)	$(2,464)	$46,651
Net income				$3,977	3,977				3,977
Transfer due to adoption of SFAS 123(r)			(108)				108		-
Stock awards vested	3,356		33						33
Exercise of stock options	567		9			(10)			(1)
Treasury stock repurchases	(73,675)					(1,912)			(1,912)
Cash dividends declared, $0.46 per share					(2,841)				(2,841)
Other comprehensive income, net of tax
Unrealized losses in securities available for sale, net of tax				(1,616)				(1,616)	(1,616)
Comprehensive income				$2,361

Balance at June 30, 2006	6,136,787	$64	$21,565		$32,949	$(6,207)	$-	$(4,080)	$44,291

See accompanying notes to the Unaudited Consolidated Financial Statements.

Page3

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Six months ended June 30,	2006	2005
Operating activities:
Net Income	$3,977	$4,575
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	-	150
Depreciation and amortization	445	439
Amortization and accretion, net	220	424
Earned or allocated expense of restricted stock awards	33	55
Net securities losses (gains)	257	(115)
Decrease in accrued interest receivable	316	90
Decrease (increase) in other assets	575	(140)
Decrease in accrued and other liabilities	(140)	(316)
Net cash provided by operating activities	5,683	5,162

Investing activities:
Purchases of securities available for sale	(27,086)	(15,723)
Purchase of securities, restricted	(8,235)	(190)
Purchases of securities held to maturity	(201)	(5,057)
Proceeds from sales of securities available for sale	17,288	21,172
Proceeds from sales of securities, restricted	8,221	-
Proceeds from maturing securities available for sale	4,775	2,670
Proceeds from maturing securities held to maturity	8,226	20,319
Proceeds from principal payments on mortgage-backed securities	8,825	9,897
Net increase in loans	(8,744)	(6,632)
Purchases of banking premises and equipment, net of disposals	(1,288)	(833)
Net cash provided by investing activities	1,781	25,623

Financing activities:
Net (decrease) increase in deposits	(15,290)	36,684
Increase (decrease) in other borrowings	9,800	(26,700)
Net proceeds from exercise of stock options
issued pursuant to equity incentive plan	-	196
Purchases of Treasury Stock	(1,912)	(844)
Cash dividends paid	(2,853)	(2,691)
Net cash (used in) provided by financing activities	(10,255)	6,645

(Decrease) increase in cash and cash equivalents	(2,791)	37,430
Cash and cash equivalents beginning of period	15,675	8,862
Cash and cash equivalents end of period	$12,884	$46,292

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$3,432	$1,951
Income taxes	$1,643	$2,271
Noncash investing and financing activities:
Dividends declared and unpaid	$1,415	$1,441

See accompanying notes to the Unaudited Consolidated Financial Statements.

Page4

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Computation of Per Share Income	Three months ended		Six months ended
(In thousands, except per share data)	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Net Income	$2,038	$2,325	$3,977	$4,575

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,176	6,254	6,190	6,256
Weighted Average Common Equivalent Shares	29	53	28	52
Weighted Average Common and Common Equivalent Shares	6,205	6,307	6,218	6,308
Basic earnings per share	$0.33	$0.37	$0.64	$0.73
Diluted earnings per share	$0.33	$0.37	$0.64	$0.73

There were approximately 6,296 options outstanding and 3,001 shares of unvested restricted stock at June 30, 2006 that were not included in the computation of diluted earnings per share because the options’ exercise prices and the restricted stock grant prices were greater than the average market price of the common stock and were, therefore, antidilutive.

Page5

3. Repurchased Stock

For the six months ended June 30, 2006, the Company repurchased 73,675 shares as compared to 29,470 shares repurchased during the six-month period ended June 30, 2005. Repurchased shares are held in the Company’s treasury account, and may be utilized for general corporate purposes.

4. Stock Based Compensation Plans

Statement of Financial Accounting Standards 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Company adopted SFAS 123R beginning January 1, 2006 applying the modified prospective transition method. Under the modified prospective transition method, the financial statements will not reflect restated amounts. No new grants were awarded during 2006 and no shares were unvested resulting in no compensation expense being recorded through June 30, 2006 relating to stock options. Historically, substantially all of the options granted by the Company have vested immediately; compensation expense would be recorded on the date of grant. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the common stock as of the reporting date. No options were exercised during the second quarter of 2006. The intrinsic value of options exercised during the first quarter of 2006 was $15,000. The intrinsic value of options exercised during the six-month period ended June 30, 2005 was $185,000. The intrinsic value of options outstanding and exercisable at June 30, 2006 is $711,000. The effect of this pronouncement on future operations will depend on the fair value of future options issued and accordingly, cannot be determined at this time.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R. The Black-Scholes option pricing model was used to estimate the grant date fair value of option grants.

		Three months ended,	Six months ended,
(In thousands, except per share data)		June 30, 2005	June 30, 2005
Net Income:	As Reported:	$2,325	$4,575
	Pro Forma:	$2,325	$4,560
Basic EPS:	As Reported:	$0.37	$0.73
	Pro Forma:	$0.37	$0.73
Diluted EPS:	As Reported:	$0.37	$0.73
	Pro Forma:	$0.37	$0.73

Page6

A summary of the status of the Company’s stock options as of June 30, 2006 follows.

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding, December 31, 2005	83,107	$16.88
Granted	-	-
Exercised	(1,125)	$12.53
Forfeited	(2,720)	$25.60
Outstanding and exercisable, June 30, 2006	79,262	$16.64
Weighted average fair value of options granted		$-
Weighted average remaining contractual life		5.02 years

	Number of
Range of Exercise Prices	Shares	Price
	8,000	$9.78-$11.00
	9,900	$12.53
	25,933	$13.17-14.67
	17,100	$15.47
	18,329	$24.00-$30.60

A summary of the status of the Company’s unvested restricted stock shares as of June 30, 2006 follows.

		Weighted
		Average Grant-Date
	Shares	Fair Value

Unvested, December 31, 2005	7,214	$23.44
Granted	-	-
Vested	(3,356)	$19.94
Unvested, June 30, 2006	3,858	$26.48

Page7

5. Securities

A summary of the amortized cost and estimated fair value of securities follows.

	June 30, 2006		December 31, 2005
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury and government agency securities	$20,855	$20,223	$38,443	$37,662
State and municipal obligations	49,579	48,778	51,392	51,220
Mortgage-backed securities	112,062	106,820	96,938	93,919
Total available for sale	182,496	175,821	186,773	182,801
Held to maturity:
State and municipal obligations	1,987	1,983	10,012	9,989
Total held to maturity	1,987	1,983	10,012	9,989
Total debt and equity securities	$184,483	$177,804	$196,785	$192,790

Securities having a fair value of approximately $159,840,000 and $123,314,000 at June 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and Federal Home Loan Bank and the Federal Reserve Bank overnight borrowings. The Company did not hold any trading securities during the six months ended June 30, 2006 or the year ended December 31, 2005.

6. Loans

The following table sets forth the major classifications of loans.

	June 30, 2006	December 31, 2005
(In thousands)

Real estate mortgage loans	$254,603	$242,928
Commercial, financial, and agricultural loans	38,395	31,644
Installment/consumer loans	9,285	9,827
Real estate construction loans	8,695	17,960
Total loans	310,978	302,359
Unamortized cost (unearned income)	33	(95)
	311,011	302,264
Allowance for loan losses	(2,386)	(2,383)
Net loans	$308,625	$299,881

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

Nonaccrual loans at June 30, 2006 and December 31, 2005 were $735,000 and $658,000, respectively. There were no loans 90 days or more past due that were still accruing, or any restructured loans at June 30, 2006 and December 31, 2005.

As of June 30, 2006, the Company had three impaired loans totaling $302,000, as defined by SFAS No. 114. There were no impaired loans as of December 31, 2005. For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally, management applies its normal loan review procedures in making these judgements.

Page8

7. Allowance for Loan Losses

Management monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at June 30, 2006, management determined the allowance for loan losses to be adequate. The following table sets forth changes in the allowance for loan losses.

(In thousands)	For the Six Months Ended		For the Year Ended
	June 30, 2006	June 30, 2005	December 31, 2005
Beginning balance	$2,383	$2,188	$2,188
Provision for loan loss	-	150	300
Net recoveries (charge-offs)	3	72	(105)
Ending balance	$2,386	$2,410	$2,383

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

Contributions to the pension plan were $665,900 while no contributions were made to the SERP for the six months ended June 30, 2006. The Company does not anticipate making any additional contributions to the pension plan through the end of the year.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

(In thousands)	At June 30,
	Pension Benefits		SERP Benefits
Components of net periodic benefit cost	2006	2005	2006	2005
Service cost	$210	$158	$32	$43
Interest cost	125	111	27	35
Expected return on plan assets	(162)	(148)	-	-
Amortization of net loss	20	12	-	11
Amortization of unrecognized prior service cost	4	4	-	-
Amortization of unrecognized transition (asset) obligation	(1)	(4)	14	14
Net periodic benefit cost	$196	$133	$73	$103

Page9

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005 and in other reports filed by the Company with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a single bank holding company formed in 1989. On a parent-only basis, the Company had nominal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title abstract subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, the notes thereto, and other financial information included in the Company’s 2005 Annual Report on Form 10-K and this filing. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

Net income for the six-month period ended June 30, 2006 was $3,977,000, decreasing 13.1% from $4,575,000 for the first six months of 2005. Diluted earnings per share for the six-month period ended June 30, 2006 were $0.64, a decrease of $0.09, or 12.3% from $0.73 per diluted share for the first six months of 2005. Net income for the three months ended June 30, 2006 was $2,038,000, decreasing $287,000, or 12.3%, from earnings of $2,325,000 for the same period last year. Diluted earnings per share for the second quarter 2006 were $0.33, a decrease of $0.04, or 10.8% from $0.37 per diluted share for the second quarter of 2005.

Page10

Performance ratios for the six-month period of 2006 include returns on average equity and average assets of 17.04% and 1.51%, respectively. With a Tier 1 Capital to Average Assets ratio of 9.1%, the Company’s capital levels remain strong, and the Company is positioned well for future growth. Stockholders’ equity totaled $44,291,000 at June 30, 2006 as compared to $47,741,000 at June 30, 2005 and $46,651,000 at December 31, 2005.

Balance sheet and interest rate risk management included a repositioning of a portion of the available for sale investment securities portfolio resulting in a net pretax loss of $257,000 during the first quarter of 2006. Growing profits in the current flat or inverted yield curve environment presents significant challenges to the Bank since, as a community bank, its income historically relies heavily on the interest rate spread between short term and long term rates. The ability for the Bank to borrow short at a lower cost and invest longer at a higher yield is diminished.

The yield curve environment was largely unimproved this quarter, with the long end of the treasury yield curve stubbornly flat through the first half of 2006, resulting in apparent near term challenges managing the balance sheet. The combination of a decline in core deposits and the flat yield curve continues putting pressure on earnings growth. The Bank’s geographic markets are witnessing aggressive deposit pricing as competitors recognize the richness and growth potential of eastern Long Island. Rising short term interest rates resulted in increased interest expense as interest bearing liabilities were repriced to foster core deposit retention, while at the same time, asset yields remained constricted by the flat yield curve. The net interest margin for the three-month period ended June 30, 2006 declined to 4.9% as compared to 5.1% for the three-month period ended March 31, 2006.

Net interest income declined $179,000 for the three-month period ended June 30, 2006 versus the same three-month period of 2005. The net interest margin for the three-month period ended June 30, 2006 remained level at 4.9% as compared to the three-month period ended June 30, 2005. Net interest income declined $196,000 for the first six months of 2006 to $11,771,000 versus $11,967,000 for the first six months of 2005. The net interest margin for the six-month period ended June 30, 2006 increased to 5.0% as compared to 4.9% for the first six months of 2005. Increased average demand deposits as a higher percentage of overall deposits over the first six months of 2006 as compared to the first six months of 2005 partially supports the increase in the net interest margin. The liability side of the balance sheet continues to reprice upward faster than the asset side as evidenced by the decline in the interest rate spread from 4.4% over the first six months of 2005 to 4.1% over the first six months of 2006.

Total assets declined 5.7% to $525,443,000 at June 30, 2006 compared to the same date last year and declined 1.5% compared to December 31, 2005. Loan originations, which continued to exceed core deposit growth in the second quarter of 2006, were funded primarily with proceeds from maturities of investment securities, secondary funding sources, and increased public fund deposits.

Total loans grew 2.7% year over year for the six-month period, primarily attributable to growth in real estate mortgage loans. Total loans grew 2.9% for the six-month period ended June 30, 2006 versus December 31, 2005, mostly due to growth in commercial loans. Average loans grew less than one percent for the six-month period year over year, a slower pace than for the comparable periods in the prior three years. Net loans averaged $304,227,000 for the three months ended June 30, 2006 an increase from average loans of $297,824,000 for the first three months of 2006. The loan loss reserve remains healthy relative to existing nonperforming assets and nonaccrual loans. No additional provision for the loan loss was provided for in the second quarter of 2006. As a percentage of total loans, the allowance was 0.77% at June 30, 2006, as compared to 0.79% at December 31, 2005.

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

Non-interest expense increased 8.7% for the first six months of 2006 largely due to increased costs of salaries and employee benefits programs. The Bank is committed to maintaining a high quality staff and competitive products as it continues to balance its growth objectives with the resources required to deliver consistently high level service.

Page11

During the second quarter 2006, the Bank introduced new consumer deposit products with the objectives of promoting deposit growth among existing and new customers, as well as supporting customer retention. Core deposits are important relative to funding costs, and the Bank remains committed to growing its deposit base through increased market share in existing markets and continued branch expansion. The Bank’s Southampton Village facility is expected to open during the fourth quarter 2006, enhancing the Bank’s presence in the market. The Westhampton Beach branch, which opened in December 2005, had deposits in excess of $6.6 million at June 30, 2006, of which 67.2% represented demand deposits. Expansion plans are expected to broaden the Bank’s footprint and strengthen its franchise value. Regulatory approval of the Bank’s thirteenth branch office, which will be located on the North Fork of Long Island, in Cutchogue, NY was received during the second quarter with its opening anticipated by year end. In addition, the Bank is currently in the process of finalizing a lease agreement for its first branch location in the Town of Brookhaven, which is still subject to OCC approval.

In June, the Company announced the appointment of Howard H. Nolan to the position of Senior Executive Vice President, Chief Operating Officer. Mr. Nolan brings additional talents, strategic thinking, and analytical and leadership strengths to the Company’s management team.

In June 2006, the Company declared a quarterly dividend of $0.23 per share. On a quarterly basis the dividend is consistent with the prior year and on a year-to-date basis the dividend has increased 2.2% over last year. The Company continues its long term trend of uninterrupted dividends.

Critical Accounting Policies

Allowance for Loan Losses

Management considers the accounting policy on loans and the related allowance for loan losses to be the most critical and requires complex management judgment as discussed below. The judgements made regarding the allowance for loan losses can have a material effect on the results of operations of the Company.

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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Statement of Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of SFAS No. 114.” Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgements by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. These assumptions and judgements also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgements. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Page12

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

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at June 30, 2006, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three-month period ended June 30, 2006 totaled $2,038,000 or $0.33 per diluted share as compared to $2,325,000 or $0.37 per diluted share for the same period in 2005. Changes for the three months ended June 30, 2006 include: (i) $179,000 or 3.0% decrease in net interest income; (ii) no provision for loan losses recorded compared to $150,000 during 2005; (iii) $79,000 or 5.9% decrease in total other income and (iv) $428,000 or 11.7% increase in total other expenses, over the same period in 2005. The effective income tax rate decreased to 31.6% from 33.9% for the same period last year.

Net income for the six-month period ended June 30, 2006 totaled $3,977,000 or $0.64 per diluted share as compared to $4,575,000 or $0.73 per diluted share for the same period in 2005. Changes for the six months ended June 30, 2006 include: (i) $196,000 or 1.6% decrease in net interest income; (ii) no provision for loan losses recorded compared to $150,000 during 2005; (iii) $361,000 or 15.3% decrease in total other income as a result of a net loss due to repositioning of the available for sale investment portfolio and (iv) $629,000 or 8.7% increase in total other expenses, over the same period in 2005. The effective income tax rate decreased to 32.9% in 2006 from 34.3% for the same period last year. This decrease primarily resulted from the Bank earning more tax-exempt interest income from its tax-exempt securities.

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

Page13

Three months ended June 30,	2006			2005
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$304,227	$5,723	7.6%	$301,836	$5,111	6.8%
Mortgage-backed securities	109,204	1,186	4.3	100,531	1,016	4.0
Tax exempt securities (1)	60,004	771	5.1	59,346	694	4.6
Taxable securities	20,863	178	3.4	36,021	322	3.5
Federal funds sold	3,165	39	4.9	9,902	71	2.8
Securities, restricted	1,115	12	4.3	2,162	24	4.5
Deposits with banks	47	1	8.5	77	1	5.2
Total interest earning assets	498,625	7,910	6.3	509,875	7,239	5.7
Non interest earning assets:
Cash and due from banks	14,403			17,187
Other assets	17,736			17,802
Total assets	$530,764			$544,864

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$247,524	$1,420	2.3%	$251,023	$736	1.2%
Other time deposits	22,718	136	2.4	28,307	112	1.6
Certificates of deposit of $100,000
or more	18,226	136	3.0	33,308	160	1.9
Other borrowed money	8,858	111	5.0	2,920	23	3.2
Federal funds purchased	6,332	79	4.9	171	2	4.6
Total interest bearing liabilities	303,658	1,882	2.5	315,729	1,033	1.3
Non interest bearing liabilities:
Demand deposits	179,574			179,521
Other liabilities	1,096			1,881
Total liabilities	484,328			497,131
Stockholders’ equity	46,436			47,733
Total liabilities and stockholders’ equity	$530,764			$544,864

Net interest income/interest rate spread (2)		6,028	3.8%		6,206	4.4%

Net interest earning assets/net interest margin (3)	$194,967		4.9%	$194,146		4.9%

Ratio of interest earning assets to
interest bearing liabilities			164.2%			161.5%

Less: Tax equivalent adjustment		(236)			(235)

Net interest income		$5,792			$5,971
(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Page14

Six months ended June 30,	2006			2005
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$301,043	$11,294	7.6%	$298,582	$9,992	6.8%
Mortgage-backed securities	106,995	2,311	4.3	103,043	2,089	4.0
Tax exempt securities (1)	60,703	1,610	5.3	60,325	1,365	4.5
Taxable securities	24,459	424	3.5	44,270	821	3.7
Federal funds sold	3,555	83	4.6	5,404	76	2.8
Securities, restricted	1,008	35	7.0	2,071	40	3.9
Deposits with banks	64	2	6.3	71	1	2.8
Total interest earning assets	497,827	15,759	6.4	513,766	14,384	5.6
Non interest earning assets:
Cash and due from banks	14,711			15,974
Other assets	17,838			18,444
Total assets	$530,376			$548,184

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$251,118	$2,682	2.2%	$250,808	$1,264	1.0%
Other time deposits	23,291	259	2.2	29,453	219	1.5
Certificates of deposit of $100,000
or more	17,989	234	2.6	34,578	308	1.8
Other borrowed money	6,397	158	5.0	10,060	136	2.7
Federal funds purchased	5,173	125	4.8	1,630	22	2.7
Total interest bearing liabilities	303,968	3,458	2.3	326,529	1,949	1.2
Non interest bearing liabilities:
Demand deposits	178,140			171,671
Other liabilities	1,208			2,153
Total liabilities	483,316			500,353
Stockholders’ equity	47,060			47,831
Total liabilities and stockholders’ equity	$530,376			$548,184

Net interest income/interest rate spread (2)		12,301	4.1%		12,435	4.4%

Net interest earning assets/net interest margin (3)	$193,859		5.0%	$187,237		4.9%

Ratio of interest earning assets to
interest bearing liabilities			163.8%			157.3%

Less: Tax equivalent adjustment		(530)			(468)

Net interest income		$11,771			$11,967
(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Page15

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

	Three months ended June 30			Six months ended June 30
	2006 Over 2005			2006 Over 2005
(In thousands)	Changes Due To			Changes Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest
earning assets:

Loans (including loan fee income)	$41	$571	$612	$83	$1,219	$1,302
Mortgage-backed securities	91	79	170	81	141	222
Taxable securities	(130)	(14)	(144)	(346)	(51)	(397)
Tax exempt securities (1)	8	69	77	9	236	245
Federal funds sold	(212)	180	(32)	(66)	73	7
Securities, restricted	(11)	(1)	(12)	(52)	47	(5)
Deposits with banks	(3)	3	-	(1)	2	1
Total interest earning assets	(216)	887	671	(292)	1,667	1,375

Interest expense on interest
bearing liabilities:

Savings, N.O.W. and money market deposits	(71)	755	684	2	1,416	1,418
Certificates of deposit of $100,000 or more	(330)	306	(24)	(329)	255	(74)
Other time deposits	(121)	145	24	(118)	158	40
Federal funds purchased	76	1	77	75	28	103
Other borrowings	36	52	88	(132)	154	22
Total interest bearing liabilities	(410)	1,259	849	(502)	2,011	1,509
Net interest income	$194	$(372)	$(178)	$210	$(344)	$(134)

(1) The above table is presented on a tax equivalent basis.

The net interest margin for the three months ended June 30, 2006 remained constant at 4.9% as compared to the same three-month period in 2005. The decrease in net interest income of $179,000 or 3.0% for the current three-month period over the same period last year primarily resulted from the effect of the increase in rate for the average total interest bearing liabilities being greater than the effect of the increase in the rate of average total interest earning assets. Average total interest earning assets decreased to $498,625,000 from $509,875,000 or 2.2% while there was an increase in the yield on average interest earning assets to 6.3% from 5.7%. Average interest bearing liabilities decreased 3.8% to $303,658,000 for the three-month period ended June 30, 2006 from $315,729,000 during the same period in 2005. The cost of average bearing liabilities increased to 2.5% during 2006 from 1.3% in 2005.

Net interest income decreased $196,000 or 1.6% for the current six-month period over the same period last year. Average interest earning assets decreased to $497,827,000 during the six-month period ended June 30, 2006 from $513,766,000 or 3.1% for the same period in 2005. During this period, the yield on average interest earning assets increased to 6.4% from 5.6%. Average interest bearing liabilities decreased 6.9% to $303,968,000 in 2006 from $326,529,000 for the same period last year. The yield on average interest bearing liabilities for the six-month period ended June 30, 2006 increased to 2.3% from 1.2% during the same period in 2005 due to increases in funding costs of

Page16

interest bearing deposits and average overnight borrowings. Because the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income. Additionally, the decline in volume of time deposits negatively impacted net interest income. The net interest margin increased to 5.0% for the six months ended June 30, 2006 from 4.9% from the same six-month period in 2005.

For the six-month period ended June 30, 2006, average loans grew by $2,461,000 or 0.8% as compared to average loans for the six-month period ended June 30, 2005. The Bank is committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the six-month period ended June 30, 2006, average total investments decreased by $16,544,000 or 7.9% as compared to average total investments for the six-month period ended June 30, 2005. Average balances in mortgage-backed securities and tax exempt securities increased year over year, while average taxable securities and restricted securities decreased for the first six months of 2006 as compared to the first six months of 2005. Average federal funds sold decreased $1,849,000 or 34.2% over the average balance for the same period in the prior year.

For the six-month period ended June 30, 2006, average total deposits declined by $15,972,000, or 3.3%, as compared to average total deposits for the six-month period ended June 30, 2005. For the six-month period ended June 30, 2006, components of this change include an increase in average demand deposits of $6,469,000 or 3.8% as compared to average demand deposits for the six-month period ended June 30, 2005. The average balances in savings, N.O.W. and money market accounts essentially remained level at $251,118,000 for the six-month period ended June 30, 2006 compared to $250,808,000 during the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $22,751,000 or 35.5% for the six-month period ended June 30, 2006 as compared to average balances over the same six-month period in 2005. Average public fund deposits comprised 20.9% of total average deposits during the six-month period ended June 30, 2006 and 17.0% of total average deposits for the six-month period ended June 30, 2005. Average federal funds purchased totaled with average other borrowings decreased $120,000 or 1.0% over the average balances for the same period in the prior year.

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

The credit quality of the loan portfolio remained strong for the quarter ended June 30, 2006. Since December 31, 2005, nonaccrual loans increased to $735,000 from $658,000, representing 0.24% of net loans at June 30, 2006. Total nonaccrual loans represented 0.22% of net loans at December 31, 2005. As of June 30, 2006, the Company had three impaired loans totaling $302,000, as defined by SFAS No. 114. There were no impaired loans as of December 31, 2005. The Bank had no foreclosed real estate at June 30, 2006 and December 31, 2005. The Bank recognized recoveries of $76,000 and charge-offs of $73,000 for the six months ended June 30, 2006 as compared to recoveries of $136,000 and charge-offs of $64,000 for the same period in 2005.

Loans of approximately $3,791,000 or 1.2% of total loans at June 30, 2006 were classified as potential problem loans. This was a decrease of $1,294,000 from $5,085,000 or 1.7% of total loans at December 31, 2005. These are loans that are currently performing and do not meet the criteria for impairment, however some concern exists. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that it is unlikely that the Bank will sustain a loss on these loans.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, and the net recoveries of $3,000, no provision for loan losses was recorded during the first six months of 2006. The allowance for loan losses increased to $2,386,000 at June 30, 2006, as compared to $2,383, 000 at December 31, 2005. As a percentage of total loans, the allowance was 0.77% at June 30, 2006, as compared to 0.79% at December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.79% as of March 31, 2006.

Page17

Non Interest Income

Total other income decreased during the three-month period ended June 30, 2006 by $79,000 or 5.9% over the same period last year. There were no net gains on sales of securities during the three months ended June 30, 2006 compared to net securities gains for the three-month period ended June 30, 2005 of $52,000. Title fee income for the three-month period ended June 30, 2006 was $263,000, a decrease of $32,000. Fees for other customer services for the three-month period ended June 30, 2006 totaled $340,000, a decrease of $18,000 from the same three-month period in 2005. Service charges on deposit accounts for the three-month period ended June 30, 2006 totaled $586,000 reflecting a decrease of $7,000. The higher other operating income predominately related to increased debit card revenue.

Total other income decreased during the six-month period ended June 30, 2006 by $361,000 or 15.3% over the same period last year. Net losses on sales of securities during the six months ended June 30, 2006 totaled $257,000, compared to net securities gains for the six-month period ended June 30, 2005 of $115,000. Excluding net securities gains and losses, total other income increased $11,000 or 0.5% for the six months ended June 30, 2006. Fees for other customer services for the six-month period ended June 30, 2006 totaled $501,000, a decrease of 13.8% from the same six-month period in 2005. Service charges on deposit accounts for the six-month period ended June 30, 2006 totaled $1,090,000, reflecting a decrease of 4.7% over the six months ended June 30, 2005. These declines were partly offset by the title fee income generated by Bridge Abstract of $562,000 for the six-month periods ended June 30, 2006 compared to $455,000 for the same period in 2005.

Non Interest Expense

Total other expenses increased during the three-month period ended June 30, 2006 by $428,000 or 11.7% and increased during the six-month period ended June 30, 2006 by $629,000 or 8.7% over the same periods last year. The primary components of this increase were salary and benefit expense and other operating expenses. Salary and benefit expense increased $188,000 or 9.0% for the three-month period and increased $306,000 or 7.3% for the six-month ended June 30, 2006 over the same periods last year. Increases in salaries and employee benefit costs were due to base salary increases, filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, and an increase in employee benefit costs. Total other operating expenses for the three-month period ended June 30, 2006 totaled $1,255,000; an increase of $185,000 or 17.3% over the same period last year. Total other operating expenses for the six-month period ended June 30, 2006 totaled $2,282,000; an increase of $272,000 or 13.5% over the same period last year. Higher other operating expenses were due to increases in information systems costs and other operational costs related to expanding the Company’s infrastructure and the opening and preparing for new branch offices.

Income Taxes

The provision for income taxes decreased during the three-month period ended June 30, 2006 by $249,000 or 20.9% over the same period last year due to the reduction in income before provision for income taxes and a lower effective tax rate. The effective tax rate for the three-month period ended June 30, 2006 decreased to 31.6% as compared to 33.9% for the same period last year. The effective tax rate for the six-month period ended June 30, 2006 decreased to 32.9% as compared to 34.3% for the same period last year. The reduction in tax rate primarily results from a greater percentage of interest income from tax exempt securities in 2006.

Financial Condition

Assets totaled $525,443,000 at June 30, 2006, a decrease of $8,001,000 or 1.5% from December 31, 2005. This change is primarily a result of decreases in the investment portfolio of $14,991,000 primarily due to the maturing of securities partly offset by purchases of securities. This decrease was partially offset by increases in the total loans of $8,747,000.
Total liabilities were $481,152,000 at June 30, 2006, a decrease of $5,641,000 or 1.2% compared to December 31, 2005. This change is primarily a result of decreases in demand deposits of $7,361,000, or 3.9%; savings, N.O.W. and money market deposits of $1,974,000, or 0.8% and other time deposits of $9,701,000 or 39.0%. These decreases are partially offset by increases in certificates of deposit of $100,000 or more of $3,746,000 or 19.7%, and an increase in the overnight borrowing position of $9,800,000.

Page18

Total stockholders’ equity was $44,291,000 at June 30, 2006, a decrease of 5.1% from December 31, 2005, primarily due to repurchases of treasury stock and an increase in net unrealized losses on securities.

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

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Company at June 30, 2006 were limited to $11,646,000, which represents the Bank’s 2006 retained net income and the net retained undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At June 30, 2006, the Bank had aggregate lines of credit of $52,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $32,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of June 30, 2006, the amount of overnight borrowings was $24,300,000.

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

Page19

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2006, that the Company and the Bank meet all capital adequacy requirements, with which it must comply.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At June 30, 2006 and December 31, 2005, actual capital levels and minimum required levels for the Bank were as follows:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
(In thousands)	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2006
Total Capital (to risk weighted assets)	$50,584	13.4%	$30,262	>8.0%	$37,827	>10.0%
Tier 1 Capital (to risk weighted assets)	48,198	12.7	15,131	>4.0	22,696	>6.0
Tier 1 Capital (to average assets)	48,198	9.1	21,230	>4.0	26,537	>5.0

As of December 31, 2005
Total Capital (to risk weighted assets)	$51,234	14.0%	$29,392	>8.0%	$35,805	>10.0%
Tier 1 Capital (to risk weighted assets)	48,851	13.3	14,696	>4.0	21,483	>6.0
Tier 1 Capital (to average assets)	48,851	9.0	21,658	>4.0	27,073	>5.0

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

Page20

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

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position was applied upon initial adoption of SFAS 123R and had no effect on the financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operations, financial position and liquidity.

Page21

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

	June 30, 2006		December 31, 2005
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(RATE SHOCK)	Interest Income		Interest Income
(In thousands)
	$ Change	% Change	$ Change	% Change
200	$(1,439)	(6.03)%	$(1,620)	(6.16)%
Static	-	-	-	-
(200)	$444	1.86%	$(438)	(1.67)%

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

Page22

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006 Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased in Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs-2006 (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2006	8,000	$26.25	8,000	301,000
May 2006	16,300	$26.69	24,300	284,700
June 2006	34,000	$25.76	58,300	250,700

(1)	The Board of Directors approved a new stock repurchase program on March 27, 2006.

-	The Board of Directors approved repurchase of shares up to 309,000 shares.
-	There is no expiration date for the stock repurchase plan.
-	There is no stock repurchase plan that has expired nor been terminated during the three month period ended June 30, 2006.

Item 3. Defaults upon Senior Securities

Not applicable.

Page24

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held at The Bridgehampton National Bank, 2200 Montauk Highway, Bridgehampton, New York 11932 on April 28, 2006.

Routine items included the election of two Class A directors for a term of three years expiring in 2009.

Nominees for Director	Votes For	Votes Withheld
Class A (three year term):
R. Timothy Maran	4,883,503	59,651
Dennis A. Suskind	4,566,739	376,415

Other items voted included the adoption of the Bridge Bancorp, Inc. 2006 Stock-Based Incentive Plan and the Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm, Crowe Chizek and Company LLC, for 2006.

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Adoption of the Bridge Bancorp, Inc. 2006 Stock-Based Incentive Plan	2,845,413	745,498	30,753	1,321,490
Ratification of Independent Auditor Firm, Crowe Chizek and Company LLC	4,921,108	7,190	14,856	-

Item 5. Other Information

Not applicable.

Page25

Item 6. Exhibits

10.1 Material Contracts
31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Page26

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

August 7, 2006	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

August 7, 2006	/s/ Janet T. Verneuille
Janet T. Verneuille
Executive Vice President, Chief Financial Officer
and Treasurer

Page27

EXHIBIT 10.1

MATERIAL CONTRACTS

EMPLOYMENT AGREEMENT

This Employment Agreement (“Agreement”) is made and entered into as of the 26th day of June, 2006 (“Effective Date”), by and between Bridgehampton National Bank, a bank organized and existing under the laws of the United States of America and having its executive offices at 2200 Montauk Highway, Bridgehampton, New York (“Bank”), Bridge Bancorp, Inc., the holding company for the Bank (the “Company”), and Howard H. Nolan (“Executive”).

WITNESSETH:

WHEREAS, Executive has been offered a position as Senior Executive Vice President and Chief Operating Officer of the Bank and the Company; and

        WHEREAS, the Executive is willing to accept the offer of employment on the terms and conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the premises and the mutual covenants and obligations hereinafter set forth, the Bank, the Company and the Executive hereby agree as follows:

1. Employment Period.

(a) Three Year Contract. The Executive’s period of employment with the Bank under the terms of this Agreement shall begin on the Effective Date and shall continue for a period of thirty-six months thereafter (the “Employment Period”). Unless extended, the Employment Period shall end on the date that is thirty-six (36) months after the Effective Date. On or prior to the second anniversary date of the Effective Date, the Bank and the Company shall notify the Executive in writing whether the Employment Period will be extended and for what period, if any, the Employment Period will be extended.

(b) Annual Performance Evaluation. On a calendar year basis, the Bank and/or the Company (acting through the full Board or a committee thereof) shall conduct an annual performance evaluation of the Executive, the results of which shall be included in the minutes of the Board or committee meeting and communicated to the Executive. The first such annual performance evaluation shall occur in January 2007.

(c) Continued Employment Following Termination of Employment Period. Nothing in this Agreement shall mandate or prohibit a continuation of the Executive’s employment following the expiration of the Employment Period.

2. Duties.

(a) Title; Responsibility. During the Employment Period, the Executive shall serve as the Senior Executive Vice President and Chief Operating Officer of the Bank and Company, and shall perform such administrative and management services as customarily performed by person in a similar executive capacity and as may be directed from time to time by the CEO and/or the Board. In his capacity as Senior Executive Vice President and Chief Operating Officer, the Executive shall directly report to the President and Chief Executive Officer and to the Board of Directors. The Executive shall also be appointed as a member of the Board of Directors of the Bank and the Company, subject in the case of the Company to election by the shareholders.

(b) Time Commitment. The Executive shall devote his full business time and attention to the business and affairs of the Bank and the Company and shall use his best efforts to advance the interests of the Bank and Company.

3. Annual Compensation.

Page28

(a) Annual Salary. In consideration for the services performed by the Executive under this Agreement, the Bank shall pay to the Executive an annual salary (“Base Salary”) of not less than $200,000. The Base Salary shall be paid in approximately equal installments in accordance with the Bank’s customary payroll practices. The Bank shall review the Executive’s Base Salary at least annually and such Base Salary may be increased, but may not be decreased without the Executive’s consent (any increase in Base Salary shall become the new “Base Salary” for purposes of this Agreement). The first such annual review of Executive’s Base Salary shall occur in January 2007.

(b) Board Meeting Fees. For his attendance at meetings of the Board of Directors of the Bank and the Company (but not for committee meetings), the Executive shall receive such fees as are paid to directors of the Bank and the Company for such attendance.

(c) Incentive Compensation. The Executive shall be eligible to participate in any incentive compensation programs established by the Bank and/or the Company from time to time for senior executive officers, in accordance with the terms of such plans as they may exist from time to time.

(d) Equity Compensation. The Executive shall be eligible to participate in any equity compensation programs established by the Bank and/or the Company from time to time for senior executive officers, including, but not limited to, the 2006 Stock-Based Incentive Plan.

Nothing paid to Executive under any plan, program or arrangement referenced in (c) or (d) above shall be deemed to be in lieu of other compensation to which Executive is entitled under this Agreement.

4. Employee Benefit Plans; Paid Time Off

(a) Benefit Plans. During the Employment Period, the Executive shall be an employee of the Bank and shall be entitled to participate in the Bank’s (i) tax-qualified retirement plans (i.e., the defined benefit plan and 401(k) plan; (ii) the Bank’s Supplement Executive Retirement Plan; (iii) group life, health and disability insurance plans; and (iv) any other employee benefit plans and programs in accordance with the Bank’s customary practices, provided he is a member of the class of employees authorized to participate in such plans or programs.

(b) Paid Time Off. The Executive shall be entitled to paid vacation time each year during the Employment Period, as well as sick leave, holidays and other paid absences, in accordance with the Bank’s policies and procedures for executive employees.

5. Outside Activities and Board Memberships

During the term of this Agreement, the Executive shall not, directly or indirectly, provide services on behalf of any financial institution, any insurance company or agency, any mortgage or loan broker or any other entity or on behalf of any subsidiary or affiliate of any such entity engaged in the financial services industry, as an employee, consultant, independent contractor, agent, sole proprietor, partner, joint venturer, corporate officer or director; nor shall the Executive acquire by reason of purchase during the term of this Agreement the ownership of more than 5% of the outstanding equity interest in any such entity. Subject to the foregoing, and to the Executive’s right to continue to serve as an officer and/or director or trustee of any business organization as to which he was so serving on the Effective Date of this Agreement (as described in an attachment to this Agreement), the Executive may serve on boards of directors of unaffiliated, for-profit business corporations, subject to Board approval, which shall not be unreasonably withheld, and such services shall be presumed for these purposes to be for the benefit of the Bank and the Company. Except as specifically set forth herein, the Executive may engage in personal business and investment activities, including real estate investments and personal investments in the stocks, securities and obligations of other financial institutions (or their holding companies). Notwithstanding the foregoing, in no event shall the Executive’s outside activities, services, personal business and investments materially interfere with the performance of his duties under this Agreement.

Page29

6. Working Facilities and Expenses

(a) Working Facilities. The Executive’s principal place of employment shall be at the Bank’s principal executive office or at such other location upon which the Bank and the Executive may mutually agree.

(b) Expenses.

(1) Ordinary Expenses. The Bank shall reimburse the Executive for his ordinary and necessary business expenses, incurred in connection with the performance of his duties under this Agreement, upon presentation to the Bank of an itemized account of such expenses in such form as the Bank may reasonably require.

(2) Automobile. The Bank shall provide the Executive with an automobile suitable to the Executive’s position and such automobile may be used by the Executive in carrying out his duties under this Agreement, including commuting between his residence and his principal place of employment and other personal use. The Bank shall be responsible for the cost of maintenance and servicing such automobile and for insurance, gasoline and oil for such automobile. The Executive shall be responsible for the payment of any taxes on account of his personal use of such automobile.

7. Termination of Employment with Bank Liability

(a) Reasons for Termination. In the event that the Executive’s employment with the Bank and/or the Company shall terminate during the Employment Period on account of:

(i)The Executive’s voluntary resignation from employment with the Bank and the Company within 30 days after any of the following events, such that the
Executive’s resignation shall be treated as a resignation for “Good Reason”:

(A) the failure to re-appoint the Executive to the officer position set forth under Section 2(a) and/or, the failure of Executive to be appointed to the Board of Directors of the Bank, and with respect to the Executive’s service as a director of the Company, the failure to re-nominate the Executive for election to the Board;

(B) a material change in Executive’s functions, duties, or responsibilities, which change would cause Executive’s position to become one of lesser responsibility, importance, or scope, which the Bank and the Company fail to cure within 30 days following written notice thereof from the Executive;

(C) a liquidation or dissolution of the Bank or the Company other than a liquidation or dissolution that is caused by a reorganization that does not affect the status of the Executive;

(D) a material breach of this Agreement by the Bank and/or the Company, which the Bank and/or the Company fail to cure within 30 days following written notice thereof from the Executive; or

(E) the relocation of Executive’s principal place of employment to an office other than one located in Southampton, East Hampton, Shelter Island, Southhold or Riverhead, New York unless consented to by Executive.

(ii) the termination of the Executive’s employment by the Bank and/or the Company for any reason other than: for “Cause” as defined in Section 8(a); for “Disability” as set forth in Section 7(d) below; following a Change in Control, as set forth in Section 7(c) below; or as a result of the death of the Executive.

Then the Bank shall provide the benefits and pay to the Executive the amounts provided for under Section 7(b).

Page30

(b) Severance Pay. Subject to the limitations set forth in Section 7(e) below, upon the termination of the Executive’s employment with the Bank under circumstances described in Section 7(a) of this Agreement, the Bank shall pay to the Executive (or, in the event of the Executive’s death after the event described in Section 7(a) has occurred, the Bank shall pay to the Executive’s surviving spouse, beneficiary or estate) an amount equal to the following:

(i) his earned but unpaid Base Salary as of the date of his termination of employment with the Bank;

(ii) the benefits, if any, to which he is entitled as a former employee under the Bank’s employee benefit plans;

(iii) if the Executive’s employment is terminated within the first 18 months following the Effective Date (the “Initial Period”), continued group health and medical insurance benefits (on the same terms as such benefits are made available to other executive employees of the Bank) for the greater of six months or the remainder of the Initial Period;

(iv) if the Executive’s employment is terminated following the “Initial Period”, continued group health and medical insurance benefits (on the same terms as such benefits are made available to other executive employees of the Bank) for the greater of six months or the remainder of the Employment Period;

(v) if Executive’s employment is terminated within the Initial Period, a lump sum cash payment, as liquidated damages, in an amount equal to the greater of (a) the Base Salary that the Executive would have earned if he had continued working for the Bank for the remainder of the Initial Period; or (b) one-half of his annual Base Salary; and

(vi) if Executive’s employment is terminated following the Initial Period, a lump sum cash payment, as liquidated damages, in an amount equal to the greater of (a) the Base Salary that the Executive would have earned if he had continued working for the Bank for the remainder of the Employment Period; or (b) one-half of his annual Base Salary.

(c) Change in Control. Upon the occurrence of a Change in Control (as defined in Section 9 of this Agreement), the Bank and/or the Company shall provide: (i) continuing group health and medical insurance benefits to Executive (on the same terms as such benefits were made available to other executive employees of the Bank immediately prior to the Change in Control) for a period of 36 months following such termination of employment; and (ii) a lump sum cash payment to Executive, as liquidated damages, in an amount equal to three (3) times Executive’s “base amount”, as determined in accordance with said Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”). Notwithstanding the foregoing, in no event shall the aggregate payments or benefits to be made or afforded to Executive as a result of a Change in Control (the “CIC Termination Benefits”) constitute an “excess parachute payment” under Section 280G of the Code or any successor thereto. In order to avoid such a result, the CIC Termination Benefits will be reduced, if necessary, to an amount (the “Non-Triggering Amount”), the value of which is one dollar ($1.00) less than an amount equal to three (3) times Executive's “base amount”, as determined in accordance with said Section 280G. The allocation of the reduction required hereby among the CIC Termination Benefits provided hereby shall be determined by the Executive.

(d) Disability.

(i) If the termination of the Executive’s employment with the Bank is a result of the Executive’s “Disability,” the provisions of this paragraph (d) shall apply. “Disability” shall mean the Executive’s “total and permanent disability” as determined by the Bank, based upon competent and independent medical evidence that the Executive’s physical or mental condition is such that he is totally and permanently incapable of performing the essential tasks of his position hereunder. To the extent that any payments hereunder on account of disability are subject to Section 409A of the Internal Revenue Code of 1986 (“Code”), “disability” shall have the meaning set forth in Code Section 409A and the regulations thereunder.

Page31

(ii) Upon termination of Executive’s employment because of Disability, the Executive shall be entitled to any and all benefits under the Bank’s short-term and/or long-term disability insurance plan. During the first twenty-four (24) months following termination of employment for Disability, the Bank and/or the Company shall provide a supplemental monthly cash payment to Executive such that the payments received by Executive on a monthly basis, from both disability insurance and this supplemental payment shall equal the monthly rate of Base Salary being paid to Executive immediately prior to such termination (the insurance payments may be taken into account on a tax-adjusted basis if such payment are not subject to federal and/or state taxes).

(iii) Upon termination of Executive’s employment because of Disability, the Executive shall be entitled continuing group health and medical insurance benefits for a period of twenty-four months following such termination, on the same terms as such benefits are made available to other executive employees of Disability.

(e) Tax Code Limitation on Severance Pay. Notwithstanding the foregoing, to the extent required by Code Section 409A and the regulations thereunder, if the Executive is a “specified employee” (i.e., a “key employee” within the meaning of Code Section 416(i) without regard to paragraph 5 thereof), the cash severance payments described in Sections 7(b)(v) and (vi) and 7(c)(ii) shall be made to him immediately following the expiration of six (6) months following his “separation from service” (as defined in Code Section 409A and the regulations thereunder).

(f) Executive agrees that upon any termination of his employment, whether by Executive or by the Bank or the Company, his service as a director of the Bank and the Company shall cease and he shall be deemed to have resigned as a director effective upon such termination.

8. Termination without Additional Bank or Company Liability

(a) Termination for Cause.

(i) The Bank and/or the Company may terminate the Executive’s employment at any time, but any termination other than termination for “Cause,” as defined herein, shall not prejudice the Executive’s right to compensation or other benefits under the Agreement. The Executive shall have no right to receive compensation or other benefits for any period after termination for “Cause.” Termination for “Cause” shall include termination because of the Executive’s personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, breach of the Bank’s Code of Ethics, violation of Sarbanes-Oxley Act requirements for officers of public companies, willfully engaging in actions that in the reasonable opinion of the Board will likely cause substantial injury to the business reputation of the Company or Bank, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than routine traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of the contract.

(ii) If the Bank and the Company wish to terminate the Executive’s employment for “Cause,” such determination shall require the affirmative vote of the Board of Directors and prior to such vote the Board shall furnish Executive with a written statement of its grounds for proposing to make such determination, and shall afford the Executive a reasonable (under the circumstances) opportunity to make an oral and/or a written presentation to the Board to refute the grounds for the proposed termination for Cause.

(b) Death; Voluntary Resignation Without Good Reason. In the event that the Executive’s employment with the Bank shall terminate during the Employment Period on account of the reasons set forth in this Section 8(b), then the Bank shall have no further obligations under this Agreement, other than the payment to the Executive of his earned but unpaid salary as of the date of the termination of his employment, and the provision of such benefits, if any, to which he is entitled as a former employee under the Bank’s employee benefit plans and programs and compensation plans and programs, including without limitation, any incentive compensation plan. Termination of employment under this Section 8(b) shall mean termination of employment due to the following events:

(i) The Executive’s death; or
(ii) The Executive’s voluntary resignation from employment with the Bank for any reason other than the “Good Reasons” specified in Section 7(a)(i).
Page32

9. Change in Control

(a) Except for payments that are subject to Code Section 409A, for purposes of this Agreement, the term “Change in Control” shall mean a change in control of a nature that: (i) would be required to be reported in response to Item 5.01(a) of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”); or (ii) results in a Change in Control of the Bank within the meaning of the Change in Bank Control Act, and applicable rules and regulations promulgated thereunder, or results in a Change in Control of the Company within the meaning of the Bank Holding Company Act of 1956, and the rules and regulations promulgated thereunder, in each case as in effect at the time of the Change in Control; or (iii) without limitation such a Change in Control shall be deemed to have occurred at such time as (a) any “person” (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner”(as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of Company’s outstanding securities except for any securities purchased by the Bank’s employee stock ownership plan or trust; or (b) individuals who constitute the Board of Directors of the Bank or the Company on the date hereof (the “Incumbent Board”) cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company’s stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or the Company or similar transaction in which the Bank or Company is not the surviving institution occurs; or (d) a proxy statement soliciting proxies from stockholders of the Company, by someone other than the current management of the Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Company or similar transaction with one or more corporations as a result of which the outstanding shares of the class of securities then subject to the plan are to be exchanged for or converted into cash or property or securities not issued by the Company; or (e) a tender offer is made for 25% or more of the voting securities of the Company and the shareholders owning beneficially or of record 25% or more of the outstanding securities of the Company have tendered or offered to sell their shares pursuant to such tender offer and such tendered shares have been accepted by the tender offeror.

(b) With respect to any payments hereunder that are subject to Code Section 409A, “Change in Control” shall mean (i) a change in the ownership of the Bank or the Company, (ii) a change in the effective control of the Bank or Company, or (iii) a change in the ownership of a substantial portion of the assets of the Bank or Company, as described below.

(1) A change in ownership occurs on the date that any one person, or more than one person acting as a group (as defined in Proposed Treasury Regulations section 1.409A-3(g)(5)(v)(B)), acquires ownership of stock of the Bank or Company that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of such corporation.

(2) A change in the effective control of the Bank or Company occurs on the date that either (i) any one person, or more than one person acting as a group (as defined in Proposed Treasury Regulations section 1.409A-3(g)(5)(vi)(B)) acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of the Bank or Company possessing 35% or more of the total voting power of the stock of the Bank or Company, or (ii) a majority of the members of the Bank’s or Company’s board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Bank’s or Company’s board of directors prior to the date of the appointment or election, provided that this sub-section “(ii)” is inapplicable where a majority shareholder of the Bank or Company is another corporation.

Page33

(3) A change in a substantial portion of the Bank’s or Company’s assets occurs on the date that any one person or more than one person acting as a group (as defined in Proposed Treasury Regulations section 1.409A-3(g)(5)(vii)(C)) acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from the Bank or Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of (i) all of the assets of the Bank or Company, or (ii) the value of the assets being disposed of, either of which is determined without regard to any liabilities associated with such assets. For all purposes hereunder, the definition of Change in Control shall be construed to be consistent with the requirements of Proposed Treasury Regulations section 1.409A-3(g)(5), except to the extent that such proposed regulations are superseded by subsequent guidance.

(c) For purposes of this Agreement, the term “Change in Control Date” shall mean the first date during the Employment Period on which a Change in Control occurs. Anything in this Agreement to the contrary notwithstanding, if the Executive’s employment with the Bank is terminated and if it is reasonably demonstrated by the Executive that such termination of Employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or (ii) otherwise arose in connection with or anticipation of a Change in Control, then for all purposes of this Agreement the “Change in Control Date” shall mean the date immediately prior to the date of such termination of employment.

10. Confidentiality. Unless he obtains prior written consent from the Bank or the Company, the Executive shall keep confidential and shall refrain from using for the benefit of himself, or any person or entity other than the Bank, the Company or any entity which is a subsidiary or affiliate of the Bank or the Company or of which the Bank or the Company is a subsidiary or affiliate, any material document or information obtained from the Bank, the Company or from any of their respective parents, subsidiaries or affiliates, in the course of his employment with any of them concerning their properties, operations or business (unless such document or information is readily ascertainable from public or published information or trade sources or has otherwise been made available to the public through no fault of his own) until the same ceases to be material (or becomes so ascertainable or available); provided, however, that nothing in this Section 10 shall prevent the Executive, with or without the Bank’s or the Company’s consent, from participating in or disclosing documents or information in connection with any judicial or administrative investigation, inquiry or proceeding to the extent that such participation or disclosure is required under applicable law.

11. Non-Solicitation; Non-Competition; Post-Termination Cooperation.

(a) The Executive hereby covenants and agrees that, for a period of one year following his termination of employment with the Bank, he shall not, without the written consent of the Bank, either directly or indirectly:

(1) solicit, offer employment to, or take any other action intended (or that a reasonable person acting in like circumstances would expect) to have the effect of causing any officer or employee of the Bank, the Company or any of their respective subsidiaries or affiliates to terminate his or her employment and accept employment or become affiliated with, or provide services for compensation in any capacity whatsoever to, any business whatsoever that competes with the business of the Bank or the Company or any of their direct or indirect subsidiaries or affiliates or has headquarters or offices within the counties in which the Bank or the Company has business operations or has filed an application for regulatory approval to establish an office; or

(2) solicit, provide any information, advice or recommendation or take any other action intended (or that a reasonable person acting in like circumstances would expect) to have the effect of causing any customer of the Bank or the Company to terminate an existing business or commercial relationship with the Bank or the Company.

(b) The Executive hereby covenants and agrees that following any termination of employment, he shall not, without the written consent of the Bank, either directly or indirectly: become an officer, employee, consultant, director, independent contractor, agent, sole proprietor, joint venturer, greater than 5% equity-owner or stockholder, partner or trustee of any savings bank, savings and loan association, savings and loan holding company, credit union, bank or bank holding company, insurance company or agency, any mortgage or loan broker or any other entity competing with the Bank or its affiliates in the same geographic locations where the Bank or its affiliates has business interests. If Executive’s employment is terminated within the Initial Period, this restriction shall apply for the greater of six months or the remainder of the Initial Period, but in no event more than one year following termination. If Executive’s employment is terminated after the Initial Period, this restriction shall apply for the greater of six months or the remainder of the Employment Period, but in no event for more than one year following termination. Notwithstanding the foregoing, the restriction contained in this Section 11(b) shall not apply if the Executive’s employment is terminated following a Change in Control.

Page34

(c) Executive shall, upon reasonable notice, furnish such information and assistance to the Bank and/or the Company, as may reasonably be required by the Bank and/or the Company, in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become, a party; provided, however, that Executive shall not be required to provide information or assistance with respect to any litigation between the Executive and the Bank, the Company or any of its subsidiaries or affiliates.

(d) All payments and benefits to the Executive under this Agreement shall be subject to the Executive’s compliance with this Section. The parties hereto, recognizing that irreparable injury will result to the Bank, its business and property in the event of the Executive’s breach of this Section 11, agree that, in the event of any such breach by the Executive, the Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by the Executive and all persons acting for or with the Executive. The Executive represents and admits that the Executive’s experience and capabilities are such that the Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Bank, and that the enforcement of a remedy by way of injunction will not prevent the Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and the Company from pursuing any other remedies available to them for such breach or threatened breach, including the recovery of damages from the Executive.

12. Additional Termination and Suspension Provisions

(a) Notwithstanding anything herein contained to the contrary, any payments to Executive by the Bank and/or the Company, whether pursuant to this Agreement or otherwise, are subject to and conditioned upon their compliance with Section 18(k) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1828(k), and the regulations promulgated thereunder in 12 C.F.R. Part 359.

(b) Notwithstanding any other provision in this Agreement, (i) the Bank or the Company may terminate or suspend this Agreement and the employment of the Executive hereunder, as if such termination were a Termination for Cause under Section 8(a) hereof, to the extent required by federal or state laws or regulations related to banking, to deposit insurance or bank holding companies or by regulations or orders issued by the Comptroller of the Currency, the Federal Deposit Insurance Corporation or the Board of Governors of the Federal Reserve System and (ii) no payment shall be required to be made to Executive under this Agreement to the extent such payment is prohibited by applicable law regulation or order issued by a banking agency or a court of competent jurisdiction; provided, that it shall be the Bank’s or the Company’s burden to prove that any such action was so required.

13. Arbitration; Legal Fees.

(a) Arbitration. In the event that any dispute should arise between the parties as to the meaning, effect, performance, enforcement, or other issue in connection with this Agreement, which dispute cannot be resolved by the parties, the dispute shall be decided by final and binding arbitration of a panel of three arbitrators. Proceedings in arbitration and its conduct shall be governed by the rules of the American Arbitration Association (“AAA”) applicable to commercial arbitrations (the “Rules”) except as modified by this Section. The Executive shall appoint one arbitrator, the Bank shall appoint one arbitrator, and the third shall be appointed by the two arbitrators appointed by the parties. The third arbitrator shall be impartial and shall serve as chairman of the panel. The parties shall appoint their arbitrators within thirty (30) days after the demand for arbitration is served, failing which the AAA promptly shall appoint a defaulting party’s arbitrator, and the two arbitrators shall select the third arbitrator within fifteen (15) days after their appointment, or if they cannot agree or fail to so appoint, then the AAA promptly shall appoint the third arbitrator. The arbitrators shall render their decision in writing within thirty (30) days after the close of evidence or other termination of the proceedings by the panel, and the decision of a majority of the arbitrators shall be final and binding upon the parties, nonappealable, except in accordance with the Rules and enforceable in accordance with the applicable state law. Any hearings in the arbitration shall be held in Suffolk County, New York unless the parties shall agree upon a different venue, and shall be private and not open to the public. Each party shall bear the fees and expenses of its arbitrator, counsel, and witnesses, and the fees and expenses of the third arbitrator shall be shared equally by the parties. The other costs of the arbitration, including the fees of AAA, shall be borne as directed in the decision of the panel.

Page35

(b) Legal Fees and Other Expenses. If the Executive is successful on the merits of the dispute, as determined in the arbitration, all legal fees and such other expenses as reasonably incurred by the Executive as a result of or in connection with or arising out of the dispute, shall be paid by the Bank and/or the Company.

14. Indemnification and Insurance.

(a) The Bank and/or the Company shall provide the Executive (including his heirs, executors and administrators) with coverage under a standard directors’ and officers’ liability insurance policy at its expense, and shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under applicable law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been an officer of the Bank and/or the Company (whether or not he continues to be an officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgments, court costs and attorneys’ fees and the cost of reasonable settlements (such settlements must be approved by the Board); provided, however, that neither the Bank nor the Company shall be required to indemnify or reimburse Executive for legal expenses or liabilities incurred in connection with an action, suit or proceeding arising from any illegal or fraudulent act committed by Executive. Any such indemnification shall be made consistent with Section 18(k) of the Federal Deposit Insurance Act, 12 U.S.C. §1828(k), and the regulations issued thereunder in 12 C.F.R. Part 359.

15. Notices. The persons or addresses to which mailings or deliveries shall be made may change from time to time by notice given pursuant to the provisions of this Section. Any notice or other communication given pursuant to the provisions of this Section shall be deemed to have been given (i) if sent by messenger, upon personal delivery to the party to whom the notice is directed; (ii) if sent by reputable overnight courier, one business day after delivery to such courier; (iii) if sent by facsimile, upon electronic or telephonic confirmation of receipt from the receiving facsimile machine and (iv) if sent by mail, three business days following deposit in the United States mail, properly addressed, postage prepaid, certified or registered mail with return receipt requested. All notices required or permitted to be given hereunder shall be addressed as follows:

If to the Executive:     Howard H. Nolan
 4 Jenny Path
 Medford, New York 11763

If to the Company
and the Bank:    Bridgehampton National Bank
2200 Montauk Highway
Bridgehampton, New York 11932
Attention: President and Chief Executive Officer

With a copy to:

Luse Gorman Pomerenk & Schick, PC
5335 Wisconsin Avenue, NW, Suite 400
Washington, DC 20015
Attention: John J. Gorman, Esq.

16. Amendment. No modifications of this Agreement shall be valid unless made in writing and signed by the parties hereto.

17. Miscellaneous.

(a) Notice of Termination. Any termination of Executive’s employment by the Bank and/or the Company shall be communicated in writing to the Executive, and any voluntary termination of employment by the Executive shall be communicated in writing to the Bank and/or the Company.

Page36

    (b) Successors and Assigns. This Agreement will inure to the benefit of and be binding upon the Executive, his legal representatives and estate and intestate distributees, and the Company and the Bank, their successors and assigns, including any successor by merger or consolidation or a statutory receiver or any other person or firm or corporation to which all or substantially all of the assets and business of the Bank or the Company may be sold or otherwise transferred. Any such successor of the Bank or the Company shall be deemed to have assumed this Agreement and to have become obligated hereunder to the same extent as the Company and Bank, and the Executive’s obligations hereunder shall continue in favor of such successor.

         (c) Severability. A determination that any provision of this Agreement is invalid or unenforceable shall not affect the validity or enforceability of any other provision hereof.

(d) Waiver. Failure to insist upon strict compliance with any terms, covenants or conditions hereof shall not be deemed a waiver of such term, covenant or condition. A waiver of any provision of this Agreement must be made in writing, designated as a waiver, and signed by the party against whom its enforcement is sought. Any waiver or relinquishment or any right or power hereunder at any one or more times shall not be deemed a waiver or relinquishment of such right or power at any other time or times.

(e) Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same Agreement.

(f) Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York, without reference to conflicts of law principles, except to the extent governed by federal law in which case federal law shall govern.

(g) Headings and Construction. The headings of sections in this Agreement are for convenience of reference only and are not intended to qualify the meaning of any Section. Any reference to a Section number shall refer to a Section of this Agreement, unless otherwise specified.

(h) Entire Agreement. This instrument contains the entire agreement of the parties relating to the subject matter hereof, and supersedes in its entirety any and all prior agreements, understandings or representations relating to the subject matter hereof.

(i) Source of Payments. All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, unconditionally guarantees payment and provision of all amounts and benefits due hereunder to Executive and, if such amounts and benefits are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

Page37

IN WITNESS WHEREOF, the Bank and the Company have caused this Agreement to be executed and the Executive has hereunto set his hand, all as of the Effective Date specified above.
                          EXECUTIVE

June 26, 2006             /s/ Howard H. Nolan
Date      Howard H. Nolan

                          BRIDGEHAMPTON NATIONAL BANK

June 26, 2006            By: /s/ Raymond Wesnofske
Date      Raymond Wesnofske
                 Chairman of the Board

                            BRIDGE BANCORP, INC.

June 26, 2006      By: /s/ Raymond Wesnofske
Date       Raymond Wesnofske
                    Chairman of the Board

Page38

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a)

I, Thomas J. Tobin, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Bridge Bancorp, Inc.;

2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 7, 2006

/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

Page39

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a)

I, Janet T. Verneuille, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bridge Bancorp, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 7, 2006

/s/ Janet T. Verneuille
Janet T. Verneuille
Executive Vice President, Chief Financial Officer
and Treasurer

Page40

This certification is being furnished as required by Rule 13a-14(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United States Code, and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except as otherwise stated in such filing.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO RULE 13a-14(b) 18 U.S.C. SECTION 1350,

As adopted pursuant to

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bridge Bancorp, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on August 7, 2006, (the “Report”), we, Thomas J. Tobin, President and Chief Executive Officer of the Company and, Janet T. Verneuille, Executive Vice President, Chief Financial Officer and Treasurer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 7, 2006	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

/s/ Janet T. Verneuille
Janet T. Verneuille
Executive Vice President, Chief Financial Officer,
and Treasurer

Page41