Form 10-Q
period 2006-09-30
BRIDGE BANCORP INC
filed 2006-11-07
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 6,061,650 shares of common stock outstanding as of November 3, 2006.

BRIDGE BANCORP, INC.

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
(In thousands, except share and per share amounts)	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$12,314	$15,649
Interest earning deposits with banks	185	26
Federal funds sold	48,409	-
Total cash and cash equivalents	60,908	15,675

Securities available for sale	201,647	182,801
Securities held to maturity (fair value of $4,854 and $9,989, respectively)	4,856	10,012
Total securities, net	206,503	192,813

Securities, restricted	716	1,377

Loans	314,688	302,264
Less: Allowance for loan losses	(2,413)	(2,383)
Loans, net	312,275	299,881

Banking premises and equipment, net	17,078	15,640
Accrued interest receivable	2,713	2,624
Other assets	4,112	5,434
Total Assets	$604,305	$533,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$180,933	$190,426
Savings, N.O.W. and money market deposits	314,147	233,728
Certificates of deposit of $100,000 or more	30,599	19,021
Other time deposits	29,128	24,850
Total deposits	554,807	468,025

Overnight borrowings	-	14,500
Accrued interest payable	535	328
Other liabilities and accrued expenses	3,797	3,940
Total Liabilities	559,139	486,793

Stockholders’ equity:
Common stock, par value $0.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,071,650
and 6,206,539 shares outstanding at September 30, 2006 and December 31, 2005, respectively	64	64
Surplus	21,618	21,631
Undivided profits	33,705	31,813
Less: Treasury Stock at cost, 314,656 and 179,767 shares at September 30, 2006 and December 31, 2005, respectively	(8,067)	(4,285)
Unearned stock awards	-	(108)
	47,320	49,115
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of taxes of ($1,388) and ($1,596) at September 30, 2006 and December 31, 2005, respectively	(2,066)	(2,376)
Net minimum pension liability, net of taxes of $81 and $59 at September 30, 2006 and December 31, 2005	(88)	(88)
Total Stockholders’ Equity	45,166	46,651
Total Liabilities and Stockholders’ Equity	$604,305	$533,444
See accompanying notes to the Unaudited Consolidated Financial Statements

Page1

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)
	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$5,982	$5,275	$17,276	$15,267
Mortgage-backed securities	1,246	1,044	3,557	3,133
State and municipal obligations	482	505	1,562	1,402
U.S. Treasury and government agency securities	196	350	620	1,171
Federal funds sold	358	172	441	248
Other securities	16	26	51	66
Deposits with banks	1	1	3	2
Total interest income	8,281	7,373	23,510	21,289

Interest expense:
Savings, N.O.W. and money market deposits	1,694	856	4,376	2,120
Certificates of deposit of $100,000 or more	315	138	549	446
Other time deposits	196	124	455	343
Other borrowed money	50	-	208	136
Federal funds purchased	12	-	137	22
Total interest expense	2,267	1,118	5,725	3,067

Net interest income	6,014	6,255	17,785	18,222
Provision for loan losses	-	150	-	300

Net interest income after provision for loan losses	6,014	6,105	17,785	17,922

Other income:
Service charges on deposit accounts	491	488	1,581	1,632
Fees for other customer services	533	525	1,034	1,106
Title fee income	179	360	741	815
Net securities (losses) gains	(32)	-	(289)	115
Other operating income	29	18	132	83
Total other income	1,200	1,391	3,199	3,751

Other expenses:
Salaries and employee benefits	2,457	2,144	6,946	6,327
Net occupancy expense	359	299	1,034	926
Furniture and fixture expense	186	181	582	574
Other operating expenses	1,135	1,147	3,417	3,157
Total other expenses	4,137	3,771	11,979	10,984

Income before provision for income taxes	3,077	3,725	9,005	10,689
Provision for income taxes	925	1,251	2,876	3,640
Net income	$2,152	$2,474	$6,129	$7,049
Basic earnings per share	$0.35	$0.40	$0.99	$1.13
Diluted earnings per share	$0.35	$0.39	$0.99	$1.12
Comprehensive income	$4,078	$1,649	$6,439	$5,525

See accompanying notes to the Unaudited Consolidated Financial Statements.

Page2

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands, except share and per share amounts)
								Accumulated
	Common	Stock					Unearned	Other
	Shares			Comprehensive	Undivided	Treasury	Stock	Comprehensive
	Outstanding	Amount	Surplus	Income	Profits	Stock	Awards	Income (Loss)	Total
Balance at December 31, 2005	6,206,539	$64	$21,631		$31,813	$(4,285)	$(108)	$(2,464)	$46,651
Net income				$6,129	6,129				6,129
Transfer due to adoption of SFAS 123(r)			(108)				108		-
Stock awards vested	3,491		22						22
Exercise of stock options	8,954		73			(3)			70
Treasury stock repurchases	(147,334)					(3,779)			(3,779)
Cash dividends declared, $0.69 per share					(4,237)				(4,237)
Other comprehensive income, net of tax
Unrealized gains in securities available for sale, net of tax				310				310	310
Comprehensive income				$6,439

Balance at September 30, 2006	6,071,650	$64	$21,618		$33,705	$(8,067)	$-	$(2,154)	$45,166

See accompanying notes to the Unaudited Consolidated Financial Statements.

Page3

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Nine months ended September 30,	2006	2005
Operating activities:
Net Income	$6,129	$7,049
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	-	300
Depreciation and amortization	664	635
Amortization and accretion, net	294	620
Earned or allocated expense of restricted stock awards	22	82
Net securities losses (gains)	289	(115)
Increase in accrued interest receivable	(89)	(126)
Decrease in other assets	1,113	266
Increase (decrease) in accrued and other liabilities	95	(219)
Net cash provided by operating activities	8,517	8,492

Investing activities:
Purchases of securities available for sale	(56,724)	(30,861)
Purchases of securities, restricted	(9,171)	(190)
Purchases of securities held to maturity	(4,850)	(12,837)
Proceeds from sales of securities available for sale	19,537	21,172
Proceeds from sales of securities, restricted	9,832	-
Proceeds from maturing securities available for sale	4,775	2,670
Proceeds from maturing securities held to maturity	10,006	24,039
Proceeds from principal payments on mortgage-backed securities	13,502	16,440
Net increase in loans	(12,394)	(8,118)
Purchases of banking premises and equipment, net of disposals	(2,102)	(1,566)
Net cash (used by) provided by investing activities	(27,589)	10,749

Financing activities:
Net increase in deposits	86,782	27,056
Decrease in other borrowings	(14,500)	(26,700)
Net proceeds from exercise of stock options
issued pursuant to equity incentive plan	70	216
Purchases of Treasury Stock	(3,779)	(1,775)
Cash dividends paid	(4,268)	(4,129)
Net cash provided by (used by) financing activities	64,305	(5,332)

Increase in cash and cash equivalents	45,233	13,909
Cash and cash equivalents beginning of period	15,675	8,862
Cash and cash equivalents end of period	$60,908	$22,771

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$5,518	$3,063
Income taxes	$2,253	$3,761
Noncash investing and financing activities:
Dividends declared and unpaid	$1,397	$1,433

See accompanying notes to the Unaudited Consolidated Financial Statements.

Page4

BRIDGE BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York as a single bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) and a title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”).

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Computation of Per Share Income	Three months ended		Nine months ended
(in thousands, except per share data)	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net Income	$2,152	$2,474	$6,129	$7,049

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,116	6,237	6,165	6,250
Weighted Average Common Equivalent Shares	31	35	31	43
Weighted Average Common and Common Equivalent Shares	6,147	6,272	6,196	6,293
Basic earnings per share	$0.35	$0.40	$0.99	$1.13
Diluted earnings per share	$0.35	$0.39	$0.99	$1.12

There are approximately 6,249 options outstanding and 2,989 unvested shares of restricted stock at September 30, 2006 that were not included in the computation of diluted earnings per share because the options’ exercise prices and the restricted stock grant prices were greater than the average market price of the common stock and were, therefore, antidilutive.

Page5

3. Repurchased Stock

For the nine months ended September 30, 2006, the Company repurchased 147,334 shares as compared to 61,606 shares repurchased during the nine-month period ended September 30, 2005. Repurchased shares are held in the Company’s treasury account, and may be utilized for general corporate purposes.

4. Stock Based Compensation Plans

Statement of Financial Accounting Standards 123(r) (“SFAS 123(r)”), “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Company adopted SFAS 123(r) beginning January 1, 2006 applying the modified prospective transition method. Under the modified prospective transition method, the financial statements will not reflect restated amounts. No new grants were awarded during 2006 and no shares were unvested resulting in no compensation expense being recorded through September 30, 2006 relating to stock options. Historically, substantially all of the options granted by the Company have vested immediately; compensation expense would be recorded on the date of grant. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the common stock as of the reporting date. The intrinsic value of options exercised during the three-month and nine-month period ended September 30, 2006 was $166,000 and $181,000, respectively. The intrinsic value of options exercised during the three-month and nine-month period ended September 30, 2005 was $141,000 and $330,000, respectively. The intrinsic value of options outstanding and exercisable at September 30, 2006 is $566,000. The effect of this pronouncement on future operations will depend on the fair value of future options issued and accordingly, cannot be determined at this time.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123(r). The Black-Scholes option pricing model was used to estimate the grant date fair value of option grants.

		Three months ended,	Nine months ended,
(In thousands, except per share data)		September 30, 2005	September 30, 2005
Net Income:	As Reported:	$2,474	$7,049
Pro Forma:		$2,473	$7,033
Basic EPS:	As Reported:	$0.40	$1.13
Pro Forma:		$0.40	$1.13
Diluted EPS:	As Reported:	$0.39	$1.12
Pro Forma:		$0.39	$1.12

Page6

A summary of the status of the Company’s stock options as of September 30, 2006 follows.

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding, December 31, 2005	83,107	$16.88
Granted	-	-
Exercised	(13,125)	$11.83
Forfeited	(2,767)	$25.68
Outstanding and exercisable, September 30, 2006	67,215	$17.50
Weighted average fair value of options granted		$-
Weighted average remaining contractual life		5.03 years

	Number of
Range of Exercise Prices	Shares	Price
	9,900	$12.53
	21,933	$13.17-14.67
	17,100	$15.47
	18,282	$24.00-$30.60

A summary of the status of the Company’s unvested restricted stock shares as of September 30, 2006 follows.

		Weighted
		Average Grant-Date
	Shares	Fair Value

Unvested, December 31, 2005	7,214	$23.44
Granted	-	-
Vested	(3,491)	$20.10
Forfeited	(12)	$30.60
Unvested, September 30, 2006	3,711	$26.56

Page7

5. Securities

A summary of the amortized cost and estimated fair value of securities is as follows:

	September 30, 2006		December 31, 2005
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury and government agency securities	$33,627	$33,205	$38,443	$37,662
State and municipal obligations	49,542	49,389	51,392	51,220
Mortgage-backed securities	121,932	119,053	96,938	93,919
Total available for sale	205,101	201,647	186,773	182,801
Held to maturity:
State and municipal obligations	4,856	4,858	10,012	9,989
Total held to maturity	4,856	4,858	10,012	9,989
Total debt and equity securities	$209,957	$206,505	$196,785	$192,790

Securities having a fair value of approximately $200,594,000 and $123,314,000 at September 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Company did not hold any trading securities during the nine months ended September 30, 2006 or the year ended December 31, 2005.

6. Loans

The following table sets forth the major classifications of loans:

	September 30, 2006	December 31, 2005
(In thousands)

Real estate mortgage loans	$263,930	$242,928
Commercial, financial, and agricultural loans	34,355	31,644
Installment/consumer loans	8,199	9,827
Real estate construction loans	8,103	17,960
Total loans	314,587	302,359
Unamortized cost/(Unearned income)	101	(95)
	314,688	302,264
Allowance for loan losses	(2,413)	(2,383)
Net loans	$312,275	$299,881

The principal business of the Bank is lending, primarily in commercial real estate loans, construction loans, home equity loans, land loans, consumer loans, residential mortgages, and commercial loans. The Bank considers its primary lending area to be eastern Long Island in Suffolk County, New York, and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

Nonaccrual loans at September 30, 2006 and December 31, 2005 were $730,000 and $658,000, respectively. There were no loans 90 days or more past due that were still accruing at September 30, 2006 and December 31, 2005. As of September 30, 2006, the Company had four impaired loans totaling $418,000, as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statement No. 5 and 15” (“SFAS 114”). There were no impaired loans as of December 31, 2005. For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments.

Page8

7. Allowance for Loan Losses

Management monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at September 30, 2006, management determined the allowance for loan losses to be adequate. The following table sets forth changes in the allowance for loan losses.

(In thousands)	For the Nine Months Ended		For the Year Ended
	September 30, 2006	September 30, 2005	December 31, 2005
Beginning balance	$2,383	$2,188	$2,188
Provision for loan loss	-	300	300
Net recoveries (charge-offs)	30	(95)	(105)
Ending balance	$2,413	$2,393	$2,383

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

Contributions to the pension plan were $665,900 while no contributions were made to the SERP for the nine months ended September 30, 2006. The Company does not anticipate making any additional contributions to the pension plan through the end of the year.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

(In thousands)	At September 30,
	Pension Benefits		SERP Benefits
Components of net periodic benefit cost	2006	2005	2006	2005
Service cost	$317	$237	$49	$65
Interest cost	188	167	41	53
Expected return on plan assets	(245)	(222)	-	-
Amortization of net loss	30	18	-	17
Amortization of unrecognized prior service cost	7	7	-	-
Amortization of unrecognized transition (asset) obligation	(2)	(7)	21	21
Net periodic benefit cost	$295	$200	$111	$156

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

We believe that it is useful to read our discussion and analysis in conjunction with the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as well as our reports on Forms 10-Q and 8-K, financial information included in this filing, and other publicly available information.

Overview

Who We Are and How We Generate Income

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

Year to Date and Quarterly Highlights

•	Net income of $6,129,000 or $0.99 per diluted share for the first nine months of 2006 as compared to net income of $7,049,000 or $1.12 per diluted share for the first nine months of 2005;

Page10

•	Net income of $2,152,000 or $0.35 per diluted share for the third quarter 2006 as compared with $2,474,000 or $0.39 per diluted share for the same period one year ago;

•	Total assets of $604,305,000 at September 30, 2006, an increase of 10.5% over the same date last year;

•	Total loans of $314,688,000, an increase of 3.5% at September 30, 2006 from September 30, 2005.

•	Continued strong credit quality;

•	Total deposits of $554,807,000 at September 30, 2006, an increase of 11.8% over September 30, 2005;

•
Balance sheet and interest rate risk management included a repositioning of a portion of the available for sale investment securities portfolio resulting in a net pretax loss of $257,000 during the first quarter of 2006;

•	Returns on average equity and average assets of 17.66% and 1.52% respectively for the nine-month period ended September 30, 2006;

•
The Company’s capital levels remain strong with a Tier 1 Capital to Average Assets ratio of 8.4% and the Company is positioned well for future growth. Stockholders’ equity totaled $45,166,000 at September 30, 2006 as compared to $47,091,000 at September 30, 2005 and $46,651,000 at December 31, 2005;

•	Declaration of a regular quarterly cash dividend of $0.23 per share for the quarter, and $0.69 for the first nine months of 2006; and

•
Anticipated fourth quarter opening of the Bank’s Cutchogue, NY branch, as well as an application in process for regulatory approval of the Bank’s 14th branch office which will be located in Wading River, NY.

Principal Products and Services and Locations of Operations

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

Opportunities and Challenges

The key challenge facing Bridgehampton National Bank is the pressure on net interest income as the deposit base shifts to more interest bearing deposits resulting in higher funding costs. The yield curve remained flat or slightly inverted throughout the third quarter, and it remains less than certain that it will revert to the steepness of the past in the near future. Growing profits in the current flat or inverted yield curve environment presents significant challenges to the Bank since, as a community bank, its income historically relies heavily on the interest rate spread between short term and long term rates. The ability for the Bank to borrow on a short term basis at a lower cost and invest on a long term basis at a higher yield is diminished.

Intense price competition for core and municipal deposits, as well as thin pricing on the loan side remains prevalent in the Bank’s markets. Solid growth in earning assets as well as controlling funding costs are balance sheet management objectives to offset the declining net interest income. Protecting the deposit base while focusing on profitable growth,

Page11

presents a unique set of challenges in this operating environment. This quarter deposit outflows were stabilized although competition remained intense on both sides of the balance sheet as more banks and finance companies extend their reach with expanded branch networks, pricing tactics, and internet product offerings and services. Company planning includes prioritizing the allocation of our resources relative to the potential for future revenues.

The pace of loan originations continued to pick up, demonstrating that despite the competitive environment, service and responsiveness have resulted in a strengthening pipeline, and the Company is optimistic regarding the continued uptick in loan growth for the fourth quarter. Additionally, during the third quarter total investment securities increased to $207,219,000 at September 30, 2006. Asset growth was funded primarily with proceeds from promotional certificates of deposit at the retail level and increases in public fund deposits. Total deposits increased 11.8% to $554,807,000 at September 30, 2006, over September 30, 2005. Demand deposits at September 30, 2006 totaled $180,933,000, comprising 32.6% of total deposits at that date.

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

During the third quarter 2006, the Bank introduced additional consumer deposit products with the objectives of promoting deposit growth among existing and new customers, as well as supporting customer retention. Core deposits are important relative to funding costs, and the Bank remains committed to growing its deposit base through increased market share in existing markets and continued branch expansion. The Bank’s Southampton Village facility is expected to open during the fourth quarter 2006, enhancing the Bank’s presence in the market. Expansion plans are expected to broaden the Bank’s footprint and strengthen its franchise value. Regulatory approval of the Bank’s thirteenth branch office, which will be located on the North Fork of Long Island, in Cutchogue, NY was received during the second quarter with its opening anticipated by year end. Additionally, the Bank is in the process of obtaining regulatory approval for its Wading River branch, and anticipates opening this branch during 2007.

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

Page12

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

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at September 30, 2006, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in assumptions, judgments or estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three-month period ended September 30, 2006 totaled $2,152,000 or $0.35 per diluted share as compared to $2,474,000 or $0.39 per diluted share for the same period in 2005. Changes for the three months ended September 30, 2006 compared to September 30, 2005 include: (i) $241,000 or 3.9% decrease in net interest income; (ii) no provision for loan losses recorded in 2006 compared to $150,000 during 2005; (iii) $191,000 or 13.7% decrease in total other income; and (iv) $366,000 or 9.7% increase in total other expenses, over the same period in 2005. The effective income tax rate decreased to 30.1% from 33.6% for the same three-month period last year.

Net income for the nine-month period ended September 30, 2006 totaled $6,129,000 or $0.99 per diluted share as compared to $7,049,000 or $1.12 per diluted share for the same period in 2005. Changes for the nine months ended September 30, 2006 compared to September 30, 2005 include: (i) $437,000 or 2.4% decrease in net interest income; (ii) no provision for loan losses recorded in 2006 compared to $300,000 during 2005; (iii) $552,000 or 14.7% decrease in total other income due to net securities losses of $289,000 in 2006 compared to net securities gains of $115,000 in 2005; and (iv) $995,000 or 9.1% increase in total other expenses, over the same period in 2005. The effective income tax rate decreased to 31.9% from 34.1% for the same period last year. The decrease in the effective tax rate for both the three-month and nine-month periods primarily resulted from a greater percentage of interest income from tax exempt securities.

Page13

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

Page14

Three months ended September 30,	2006			2005
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$308,089	$5,982	7.7%	$300,323	$5,275	7.0%
Mortgage-backed securities	111,406	1,246	4.4	103,834	1,044	3.9
Tax exempt securities (1)	53,429	674	4.9	58,088	762	5.1
Taxable securities	22,238	196	3.5	38,856	350	3.5
Federal funds sold	27,966	358	5.0	19,337	172	3.5
Securities, restricted	871	16	7.3	2,169	26	4.8
Deposits with banks	81	1	4.9	87	1	4.6
Total interest earning assets	524,080	8,473	6.4	522,694	7,630	5.8
Non interest earning assets:
Cash and due from banks	15,938			16,841
Other assets	19,275			18,401
Total assets	$559,293			$557,936

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$256,746	$1,694	2.6%	$251,609	$856	1.4%
Certificates of deposit of $100,000
or more	29,788	315	4.2	26,641	138	2.1
Other time deposits	25,307	196	3.1	27,006	124	1.8
Other borrowed money	3,482	50	5.6	-	-	-
Federal funds purchased	793	12	5.9	45	-	-
Total interest bearing liabilities	316,116	2,267	2.9	305,301	1,118	1.5
Non interest bearing liabilities:
Demand deposits	193,945			201,336
Other liabilities	4,079			3,273
Total liabilities	514,140			509,910
Stockholders’ equity	45,153			48,026
Total liabilities and stockholders’ equity	$559,293			$557,936

Net interest income/interest rate spread (2)		6,206	3.5%		6,512	4.3%

Net interest earning assets/net interest margin (3)	$207,964		4.7%	$217,393		5.0%

Ratio of interest earning assets to
interest bearing liabilities			165.8%			171.2%

Less: Tax equivalent adjustment		(192)			(257)

Net interest income		$6,014			$6,255

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Page15

Nine months ended September 30,	2006			2005
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$303,418	$17,276	7.6%	$299,165	$15,267	6.8%
Mortgage-backed securities	108,482	3,557	4.3	103,309	3,133	4.0
Tax exempt securities (1)	58,252	2,295	5.2	59,571	2,126	4.7
Taxable securities	23,711	620	3.4	42,445	1,171	3.6
Federal funds sold	11,782	441	4.9	10,099	248	3.2
Securities, restricted	962	51	7.1	2,104	66	4.2
Deposits with banks	70	3	5.7	76	2	3.5
Total interest earning assets	506,677	24,243	6.4	516,769	22,013	5.7
Non interest earning assets:
Cash and due from banks	15,125			16,266
Other assets	18,321			18,434
Total assets	$540,123			$551,469

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$253,015	$4,376	2.3%	$251,078	$2,120	1.1%
Certificates of deposit of $100,000
or more	21,966	549	3.3	31,903	446	1.9
Other time deposits	23,970	455	2.5	28,628	343	1.6
Other borrowed money	5,415	208	5.1	6,670	136	2.7
Federal funds purchased	3,697	137	4.9	1,096	22	2.7
Total interest bearing liabilities	308,063	5,725	2.5	319,375	3,067	1.3
Non interest bearing liabilities:
Demand deposits	183,467			181,668
Other liabilities	2,191			2,528
Total liabilities	493,721			503,571
Stockholders’ equity	46,402			47,898
Total liabilities and stockholders’ equity	$540,123			$551,469

Net interest income/interest rate spread (2)		18,518	3.9%		18,946	4.4%

Net interest earning assets/net interest margin (3)	$198,614		4.9%	$197,394		4.9%

Ratio of interest earning assets to
interest bearing liabilities			164.5%			161.8%

Less: Tax equivalent adjustment		(733)			(724)

Net interest income		$17,785			$18,222

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Page16

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

	Three months ended September 30			Nine months ended September 30
	2006 Over 2005			2006 Over 2005
(In thousands)	Changes Due To			Changes Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest
earning assets:

Loans (including loan fee income)	$145	$562	$707	$214	$1,795	$2,009
Mortgage-backed securities	76	126	202	162	262	424
Tax exempt securities (1)	(63)	(25)	(88)	(73)	242	169
Taxable securities	(149)	(5)	(154)	(493)	(58)	(551)
Federal funds sold	95	91	186	45	148	193
Securities, restricted	(63)	53	(10)	(60)	45	(15)
Deposits with banks	-	-	-	(1)	2	1
Total interest earning assets	41	802	843	(206)	2,436	2,230

Interest expense on interest
bearing liabilities:

Savings, N.O.W. and money market deposits	19	819	838	16	2,240	2,256
Certificates of deposit of $100,000 or more	19	158	177	(238)	341	103
Other time deposits	(50)	122	72	(92)	204	112
Other borrowed money	50	-	50	(44)	116	72
Federal funds purchased	9	3	12	86	29	115
Total interest bearing liabilities	47	1,102	1,149	(272)	2,930	2,658
Net interest income	$(6)	$(300)	$(306)	$66	$(494)	$(428)

(1) The above table is presented on a tax equivalent basis.

The net interest margin for the three months ended September 30, 2006 decreased to 4.7% from 5.0% over the same three-month period in 2005. The decrease in net interest income of $241,000 or 3.9% for the current three-month period over the same period last year, primarily resulted from the effect of the increase in rate for the average total interest bearing liabilities being greater than the effect of the increase in the rate of average total interest earning assets. To protect core balances that were leaving the Bank for higher yields elsewhere, deposit promotions during the third quarter increased the cost of interest bearing liabilities to 2.9% for the quarter as opposed to a cost of 2.5% during the second quarter of 2006. The cost of average interest bearing liabilities for the quarter ended September 30, 2006 increased from 1.5% for the same period last year. Part of the increase in the cost of certificates of deposit greater than $100,000 is driven by the purchase of $2,000,000 in brokered certificates of deposit. These certificates of deposit, as well as the certificates of deposit generated through the Bank’s promotion, will also provide funding as the Bank encounters seasonal outflows in the fourth quarter. Average total interest earning assets increased to $524,080,000 from $522,694,000 or 0.3% and there was an increase in the yield on average interest earning assets to 6.4% from 5.8%. Average interest bearing liabilities increased 3.5% to $316,116,000 for the three-month period ended September 30, 2006 from $305,301,000 during the same period in 2005.

Page17

The decrease in net interest income of $437,000 or 2.4% for the nine-month period ended September 30, 2006 over the same period last year primarily resulted from the increase in rate for average total interest bearing liabilities being greater than the increase in yield for average total interest earning assets. Average interest earning assets decreased to $506,677,000 during the nine-month period ended September 30, 2006 from $516,769,000 or 2.0% for the same period in 2005. During this period, the yield on average interest earning assets increased to 6.4% from 5.7%. Average interest bearing liabilities decreased 3.5% to $308,063,000 in 2006 from $319,375,000 for the same period last year. The yield on average interest bearing liabilities for the nine-month period ended September 30, 2006 increased to 2.5% from 1.3% during the same period in 2005 due to increases in funding costs of interest bearing deposits and average overnight borrowings. Because the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income. The large percentage of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive. The net interest margin remained constant at 4.9% for the nine months ended September 30, 2006 as compared to the same period last year.

For the nine-month period ended September 30, 2006, average loans grew by $4,253,000 or 1.4% as compared to average loans for the nine-month period ended September 30, 2005. Real estate mortgage loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the nine-month period ended September 30, 2006, average total investments decreased by $16,022,000 or 7.7% as compared to average total investments for the nine-month period ended September 30, 2005. Average balances in mortgage-backed securities increased year over year, while average taxable securities, tax exempt securities and restricted securities decreased for the first nine months of 2006 as compared to the first nine months of 2005. Average federal funds sold increased $1,683,000 or 16.7% over the average balance for the same period in the prior year.

For the nine-month period ended September 30, 2006, average total deposits declined by $10,859,000 or 2.2% as compared to average total deposits for the nine-month period ended September 30, 2005. For the nine-month period ended September 30, 2006, components of this change include an increase in average demand deposits of $1,799,000 or 1.0% as compared to average demand deposits for the nine-month period ended September 30, 2005. The average balances in savings, N.O.W. and money market accounts increased $1,937,000 or 0.8% for the nine-month period ended September 30, 2006 compared to the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $14,595,000 or 24.1% for the nine-month period ended September 30, 2006 as compared to average balances over the same nine-month period in 2005. Average public fund deposits comprised 21.6% of total average deposits during the nine-month period ended September 30, 2006 and 16.3% of total average deposits for the nine-month period ended September 30, 2005. Average federal funds purchased totaled with average other borrowings increased $1,346,000 or 17.3% over comparable average balances for the same period in the prior year.

Provision and Allowance for Loan Losses

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area on eastern Long Island. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

The credit quality of the loan portfolio remained strong for the quarter ended September 30, 2006. Since December 31, 2005, nonaccrual loans increased $72,000 to $730,000 from $658,000, representing 0.23% of net loans at September 30, 2006. Total nonaccrual loans represented 0.22% of net loans at December 31, 2005. As of September 30, 2006, the Company had four impaired loans totaling $418,000, as defined by SFAS No. 114. There were no impaired loans as of December 31, 2005.

The Bank had no foreclosed real estate at September 30, 2006 and December 31, 2005. The Bank recognized net recoveries in the amount of $30,000 for the nine months ended September 30, 2006 as compared to net charge-offs of $95,000 for the same period in 2005.

Page18

Loans of approximately $3,398,000 or 1.1% of total loans at September 30, 2006 were classified as potential problem loans. This was a decrease of $1,687,000 from $5,085,000 or 1.7% of total loans at December 31, 2005. These are loans that are currently performing and do not meet the criteria for impairment, however some concern regarding repayment exists. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that it is unlikely that the Bank will sustain a loss on these loans.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, and the net recoveries of $30,000, no provision for loan losses was recorded during the first nine months of 2006. The allowance for loan losses increased to $2,413,000 at September 30, 2006, as compared to $2,383,000 at December 31, 2005. As a percentage of total loans, the allowance was 0.77% at September 30, 2006, as compared to 0.79% at December 31, 2005.

Non Interest Income

Total other income decreased during the three-month period ended September 30, 2006 by $191,000 or 13.7% from the same period last year due primarily to lower revenues from the title insurance abstract subsidiary. Title fee income for the three-month period ended September 30, 2006 was $179,000, a decrease of $181,000. Net losses on sales of securities totaled $32,000 during the three months ended September 30, 2006 as compared to no sales of securities during the three months ended September 30, 2005. Excluding net securities losses, total other income decreased $159,000 or 11.4% for the three months ended September 30, 2006. These declines were partly offset by increases in fees for other customer services and service charges on deposit accounts. Fees for other customer services for the three-month period ended September 30, 2006 totaled $533,000, an increase of $8,000 from the same three-month period in 2005. Service charges on deposit accounts for the three-month period ended September 30, 2006 totaled $491,000 reflecting an increase of $3,000. Other operating income for the three-month period ended September 30, 2006 totaled $29,000, an increase of $11,000 from the same three-month period in 2005.

Total other income decreased during the nine-month period ended September 30, 2006 by $552,000 or 14.7% from the same period last year. Net losses on sales of securities during the nine months ended September 30, 2006 totaled $289,000, compared to net securities gains for the nine-month period ended September 30, 2005 of $115,000. Excluding net securities losses and gains, total other income decreased $148,000 or 4.1% for the nine months ended September 30, 2006. Title fee income for the nine-month period ended September 30, 2006 was $741,000, a decrease of $74,000. Fees for other customer services for the nine-month period ended September 30, 2006 totaled $1,034,000, a decrease of $72,000 or 6.5% from the same nine-month period in 2005. Service charges on deposit accounts for the nine-month period ended September 30, 2006 totaled $1,581,000, reflecting a decrease of $51,000 or 3.1% from the nine months ended September 30, 2006. These declines were partly offset by an increase in other operating income of $49,000 for the nine-month period September 30, 2006 compared to the same period in 2005.

Non Interest Expense

Total other expenses increased during the three-month period ended September 30, 2006 by $366,000 or 9.7% and increased during the nine-month period ended September 30, 2006 by $995,000 or 9.1% over the same periods last year. The primary components of this increase for the three-month period were salary and benefit expense and net occupancy expenses, partly offset by a decrease in other operating expenses. Increases for the nine-month period were predominately due to higher salary and benefit expense, other operating expense and net occupancy expense. Salary and benefit expense increased $313,000 or 14.6% for the three-month period and increased $619,000 or 9.8% for the nine-month ended September 30, 2006 over the same periods last year. Increases in salaries and employee benefit costs were due to base salary increases, filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, and an increase in employee benefit costs, particularly medical insurance expense and pension costs. Total other operating expenses for the three-month period ended September 30, 2006 totaled $1,135,000, a decrease of $12,000 or 1.0% from the same period last year. Total other operating expenses for the nine-month period ended September 30, 2006 totaled $3,417,000, an increase of $260,000 or 8.2% over the same period last year. Higher other operating expenses were due to increases in information systems costs and other operational costs related to expanding the Company’s infrastructure and the opening and preparing for new branch offices. Net occupancy expenses for the three-month period ended September 30, 2006 totaled $359,000, an increase of $60,000 or 20.1% over the same period last year. Total occupancy expenses for the nine-month period ended September 30, 2006 totaled $1,034,000, an increase of $108,000 or 11.7% over the same period last year. Higher net occupancy expenses were due to increases in depreciation expense and rent expense related to the opening of new branch offices.

Page19

Income Taxes

The provision for income taxes decreased during the three-month period ended September 30, 2006 by $326,000 or 26.1% from the same period last year due to the reduction in income before provision for income taxes and a lower effective tax rate. The effective tax rate for the three-month period ended September 30, 2006 decreased to 30.1% as compared to 33.6% for the same period last year. The effective tax rate for the nine-month period ended September 30, 2006 decreased to 31.9% as compared to 34.1% for the same period last year. The reduction in tax rate primarily results from a greater percentage of interest income from tax exempt securities in 2006.

Financial Condition

Assets totaled $604,305,000 at September 30, 2006, an increase of $70,861,000 or 13.3% from December 31, 2005. This change is primarily a result of an increase in federal funds sold of $48,409,000, increases in the investment portfolio of $13,029,000 or 6.7% primarily due to purchases of securities partly offset by sales and maturing securities, and an increase in total loans of $12,424,000 or 4.1%. Total liabilities were $559,139,000 at September 30, 2006, an increase of $72,346,000 or 14.9% compared to December 31, 2005. This change is primarily a result of increases in savings, N.O.W. and money market deposits of $80,419,000 or 34.4% primarily due to an increase in public fund deposits; certificates of deposit of $100,000 or more of $11,578,000 or 60.9%, due to promotional deposit products and an issuance of brokered certificates of deposit; and other time deposits of $4,278,000 or 17.2%. These increases were partially offset by decreases in demand deposits of $9,493,000 or 5.0%, and a decrease in the overnight borrowing position of $14,500,000.

Total stockholders’ equity was $45,166,000 at September 30, 2006, a decrease of $1,485,000 or 3.2% from December 31, 2005 due to declaration of dividends totaling $4,237,000 and repurchases of treasury stock of $3,779,000, partially offset by net income of $6,129,000 and a decrease in net unrealized loss on securities of $310,000.

In September 2006, the Company declared a quarterly dividend of $0.23 per share. On a quarterly basis the dividend is consistent with the prior year and on a year-to-date basis the dividend has increased 1.5% over last year. The Company continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, and to make new loans and investments as opportunities arise.

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Company at September 30, 2006 were limited to $12,433,000, which represents the Bank’s 2006 retained net income and the net retained undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised, and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, growth in core deposits and sources of wholesale funding such as brokered certificates of deposit. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal

Page20

source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At September 30, 2006, the Bank had aggregate lines of credit of $52,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of this aggregate amount, $32,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. There were no borrowings under these lines at September 30, 2006. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of September 30, 2006 the Bank had issued $2,000,000 of brokered certificates of deposit.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short-term and wholesale borrowings, and the amount of public funds in the deposit mix. The Asset and Liability Committee is comprised of members of senior management and the Board. Excess short term liquidity is invested in overnight federal funds sold.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2006, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At September 30, 2006 and December 31, 2005, actual capital levels and minimum required levels for the Bank were as follows:
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
(In thousands)	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2006
Total Capital (to risk weighted assets)	$49,583	12.6%	$31,606	>8.0%	$39,507	>10.0%
Tier 1 Capital (to risk weighted assets)	47,170	11.9	15,803	>4.0	23,704	>6.0
Tier 1 Capital (to average assets)	47,170	8.4	22,371	>4.0	27,963	>5.0

As of December 31, 2005
Total Capital (to risk weighted assets)	$51,234	14.0%	$29,392	>8.0%	$35,805	>10.0%
Tier 1 Capital (to risk weighted assets)	48,851	13.3	14,696	>4.0	21,483	>6.0
Tier 1 Capital (to average assets)	48,851	9.0	21,658	>4.0	27,073	>5.0

Page21

Impact of Inflation and Changing Prices

The unaudited Consolidated Financial Statements and notes thereto presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Changes in interest rates could adversely affect our results of operations and financial condition. Interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

Recent Regulatory and Accounting Developments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 155 will have a significant effect on its financial statements as the Company does not have any hybrid financial instruments at this time.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on its results of operations, financial position and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. It is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157, with respect to its current practice of measuring fair value and disclosure in its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an

Page22

asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 158, with respect to its financial position and comprehensive income.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) amended Part 211 of Title 17 of the Code of Federal Regulations by adding the Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has reviewed SAB 108 and does not expect the application will have a material effect on the financial statements.

Page23

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

	September 30, 2006		December 31, 2005
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(RATE SHOCK)	Interest Income		Interest Income
(In thousands)
	$ Change	% Change	$ Change	% Change
200	$(1,196)	(4.73)%	$(1,620)	(6.16)%
Static	-	-	-	-
(200)	$189	0.75%	$(438)	(1.67)%

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

Page24

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following information is provided regarding the repurchase of treasury shares of the Company during the quarter:

Period	Total Number of Shares Purchased in Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs-2006 (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2006	10,000	$25.50	68,300	240,700
August 2006	210	$25.75	68,510	240,490
September 2006	63,449	$25.31	131,959	177,041

(1)	The Board of Directors approved a stock repurchase program on March 27, 2006.

-	The Board of Directors approved repurchase of shares up to 309,000 shares.
-	There is no expiration date for the stock repurchase plan.
-	There is no stock repurchase plan that has expired nor been terminated during the three month period ended September 30, 2006.

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

BRIDGE BANCORP, INC.
Registrant

November 7, 2006	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

November 7, 2006	/s/ Janet T. Verneuille
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

Date: November 7, 2006

/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

Page28

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

Date: November 7, 2006

/s/ Janet T. Verneuille
Janet T. Verneuille
Executive Vice President, Chief Financial Officer
and Treasurer

Page29

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO RULE 13a-14(b) 18 U.S.C. SECTION 1350,

As adopted pursuant to

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bridge Bancorp, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on November 7, 2006, (the “Report”), we, Thomas J. Tobin, President and Chief Executive Officer of the Company and, Janet T. Verneuille, Executive Vice President, Chief Financial Officer and Treasurer of the Company , hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 7, 2006	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

/s/ Janet T. Verneuille
Janet T. Verneuille
Executive Vice President, Chief Financial Officer,
and Treasurer

Page30