Form 10-K
period 2006-12-31
BRIDGE BANCORP INC
filed 2007-03-15
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File No. 000-18546

BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2006, was $144,542,441.

The number of shares of the Registrant’s common stock outstanding on March 7, 2007 was 6,089,446.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2007 Annual Meeting to be filed pursuant to Regulation 14A filed on or before April 30, 2007 (Part III).

PART I

PART I

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2007, dated March 23, 2007, are incorporated by reference into Part III.

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company and is the holding company for The Bridgehampton National Bank (the “Bank”). The Bank was established in 1910 as a national banking association and is headquartered in Bridgehampton, New York. The Registrant was organized as a New York business corporation and incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization; under which the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”). The assets transferred to BCI are viewed by the regulators as part of the Bank’s assets in consolidation. The operations of the Bank also include a financial subsidiary, a 100% ownership in an investment in Bridge Abstract LLC (“Bridge Abstract”). Prior to April 1, 2004, Bridgehampton Abstract Holding LLC, which was 100% owned by the Bank and was dissolved January 1, 2005, had a 51% ownership interest in Bridge Abstract

The Bank operates thirteen branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For nearly a century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgages; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, and FHLMC mortgage-backed securities; (7) New York State and local municipal obligations; and (8) U.S. Treasury and government agency securities. The Bank also offers the CDARS program, providing up to $20,000,000 of FDIC insurance to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

At present, the Registrant has no paid employees. However, the Company has an equity incentive plan under which it may issue shares of the common stock of the Company and its subsidiaries. The Bank employs 128 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive.

All phases of the Bank’s business are highly competitive. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence. There is also competition for banking business from competitors outside of its market areas. Most of these competitors are significantly larger than the Bank, and therefore have greater financial and marketing resources and lending limits than those of the Bank. The fixed cost of regulatory compliance remains high for community banks as compared to their larger competitors that are able to achieve economies of scale. The Bank considers its major competition to be local commercial banks as well as other commercial banks with branches in the Bank’s market area. Other competitors include mortgage brokers and financial services firms other than financial institutions such as investment and insurance companies. Increased competition within the Bank’s market areas may limit growth and profitability. Additionally, as the Bank’s market area expands westward, competitive pressure in new markets is expected to be strong. The title insurance abstract subsidiary also faces competition from other brokers of title insurance as well as directly from the companies that underwrite title insurance. In New York State, title insurance is obtained on most transfers of real estate and mortgage transactions.

The Bank’s market area is located on eastern Long Island. Although the Bank does maintain some customer relationships in Riverhead, Brookhaven and Shelter Island towns at this time, the majority of its customer base and all of its existing branches are located in the towns of Southampton, East Hampton, and Southold. The Bank projects a 2007 opening of its first full-service branch facility in the Town of Riverhead, which will be located in Wading River, NY. In December 2005, the Company opened a branch facility in Westhampton Beach. Geographically this location moves the Bank westward and demonstrates the commitment to traditional growth through branch expansion. In January 2007, the Bank opened a state-of-the-art branch facility in the Village of Southampton. The Bank also opened a new branch facility in Cutchogue, NY, in February 2007. The Bank purchased property to construct new branch facilities in the Village of East Hampton and the Town of Southold. Plans for a new East Hampton branch are in the municipal approval process. The Bank continues to add to its menu of products and services that meet the needs of consumers and businesses.
Eastern Long Island is semi-rural. Surrounded by water and including the Hamptons and North Fork, the region is a recreational destination for the New York metropolitan area, and a highly regarded resort locale world-wide. While the local economy flourishes in the summer months as a result of the influx of tourists and second homeowners, in recent years, the year-round population has grown considerably resulting in reducing the seasonal fluctuations in the economy. Industries represented in the marketplace include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation and agricultural and related businesses. During the last decade, the Long Island wine industry has matured with an increasing number of new wineries and vineyards locating in the region each year. The vast majority of businesses are considered small businesses employing fewer than ten full-time employees. In recent years, more national chains have opened retail stores within the villages on the north and south forks of the island. Major employers in the region include the municipalities, school districts, hospitals, and financial institutions.

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

Bridge Bancorp, Inc., as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA applicable to bank holding companies. The Company is required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive enforcement authority over the institutions that they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound banking practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions. Any change in laws and regulations, whether by the OCC, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on the Bank and the Company and their operations and stockholders. Additional information on regulatory requirements is set forth in Note 11 to the Consolidated Financial Statements.

Bridge Bancorp, Inc. had nominal results of operations for 2006, 2005 and 2004 on a parent-only basis. Equity incentive plan grants of stock options and stock awards are recorded directly to the holding company. The Company’s sources of funds are dependent on dividends from the Bank, its own earnings, additional capital raised and borrowings. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title insurance abstract subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance abstract subsidiary, and income tax expense, further affects the Bank’s net income.

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

EXECUTIVE OFFICERS

Name	Positions held with the Company

Thomas J. Tobin	President and Chief Executive Officer

Howard H. Nolan	Senior Executive Vice President and Chief Operating Officer

Janet T. Verneuille	Executive Vice President and Chief Financial Officer
and Treasurer

Biographical information of executive officers of the Company who are not directors is as follows:

Janet T. Verneuille, age 46, was promoted to Executive Vice President of the Company in June 2006 and has served as the Company’s Senior Vice President since January 2000 and Chief Financial Officer since January 2001 and as Treasurer of the Company since March 2003. Ms. Verneuille served as Vice President and Controller of the Company from October 1995 to 2001.

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
In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In an increasing interest rate environment, our cost of funds is expected to increase more rapidly than interest earned on our loan and investment portfolio as the primary source of funds is deposits with generally shorter maturities than those on our loans and investments. This makes the balance sheet more liability sensitive in the short term.

Geographic Location
The Bank’s market area is in the eastern end of Long Island and its customer base is mainly located in the towns of East Hampton, Southampton and Southold. Competition in the banking and financial services industry is intense. The profitability of the Bank depends on the continued ability to successfully compete. The Bank competes with commercial banks, savings banks, insurance companies, and brokerage and investment banking firms. Many of our competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. In addition competitors recently have been offering loans with lower fixed rates and loans with more attractive terms and less stringent credit structures than the Bank has been willing to offer. Additionally, the high cost of living on the twin forks of eastern Long Island creates staff recruitment and retention challenges.

The Company’s Future Depends on Successful Growth of its Subsidiary
The Company’s primary business activity for the foreseeable future will be to act as the holding company of the Bank. Therefore, the Company’s future profitability will depend on the success and growth of this subsidiary.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, the Registrant does not own or lease any property. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932. The Bank’s internet address is www.bridgenb.com

All of the Bank’s properties are located on eastern Long Island in New York. The Bank’s Main Office in Bridgehampton is owned. The Bank also owns buildings that house its Montauk Branch located at 1 The Plaza, Montauk; its Southold Branch located at 54790 Main Road, Southold; its Westhampton Beach Office at 194 Mill Road, Westhampton Beach; and its Southampton Village Branch located at 150 Hampton Road, Southampton. The Bank currently leases out a portion of the Montauk building, the Westhampton Beach building and space in the former Southampton Village branch building. The Bank leases seven additional properties on eastern Long Island as branch locations at 32845 Main Road, Cutchogue; 26 Park Place, East Hampton; 218 Front Street, Greenport; 48 East Montauk Highway, Hampton Bays; Mattituck Plaza, Main Road, Mattituck; 2 Bay Street, Sag Harbor; and 425 County Road 39A, Southampton. Additionally, the Bank utilizes space for a branch in the retirement community Peconic Landing at 1500 Brecknock Road, Greenport.

In 2003, the Bank purchased property in the Village of East Hampton and is currently planning construction of a building on that site. The Bank entered into a contract for the purchase of real estate in the Town of Southold which will also be considered as a site for a future branch facility. In 2006 the Bank entered into a lease agreement in Wading River, NY, with the intentions of opening a new branch in this location during the second half of 2007.

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

At December 31, 2006 the Company had approximately 610 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

COMMON STOCK INFORMATION

	Stock Prices		Dividends
	High	Low	Declared
By Quarter 2006
First	$26.30	$24.15	$0.23
Second	$26.65	$24.65	$0.23
Third	$26.10	$24.50	$0.23
Fourth	$25.85	$23.75	$0.23

	Stock Prices		Dividends
	High	Low	Declared
By Quarter 2005
First	$32.60	$30.20	$0.22
Second	$31.75	$26.20	$0.23
Third	$29.50	$26.10	$0.23
Fourth	$26.50	$24.25	$0.23

Stockholders received cash dividends totaling $5,668,000 in 2006 and $5,551,000 in 2005. The ratio of dividends per share to net income per share was 68.98% in 2006 compared to 58.88% in 2005.

PERFORMANCE GRAPH

Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size $500 million to $1 billion, as reported by SNL Financial L.C. from December 31, 2001 through December 31, 2006. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

December, 31	2001	2002	2003	2004	2005	2006
Index
Bridge Bancorp, Inc.	100.00	127.05	206.18	276.94	231.15	232.99
NASDAQ® Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased in Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs-2006 (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2006	10,000	$25.95	141,959	167,041
November 2006	-	-	141,959	167,041
December 2006	-	-	141,959	167,041

(1)	The Board of Directors approved a stock repurchase program on March 27, 2006.

-	The Board of Directors approved repurchase of shares up to 309,000 shares.
-	There is no expiration date for the stock repurchase plan.
-	There is no stock repurchase plan that has expired or that has been terminated during the period ended December 31, 2006.

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

December 31,	2006	2005	2004 (2)	2003 (2)	2002 (2)
Selected Financial Data:
Securities available for sale	$202,590	$182,801	$202,042	$193,699	$180,800
Securities, restricted	878	1,377	1,979	1,642	1,616
Securities held to maturity	9,444	10,012	21,213	14,396	11,023
Total loans	325,997	302,264	296,134	273,188	248,388
Total assets	573,644	533,444	547,200	511,613	463,986
Total deposits	504,412	468,025	469,311	457,159	406,409
Total stockholders’ equity	45,539	46,651	47,213	42,794	39,971

Year Ended December 31,
Selected Operating Data:
Total interest income	$32,030	$28,713	$26,923	$25,968	$26,486
Total interest expense	8,337	4,319	2,351	2,601	4,490
Net interest income	23,693	24,394	24,572	23,367	21,996
Provision for loan losses	85	300	300	-	220

Net interest income after provision for loan losses	23,608	24,094	24,272	23,367	21,776
Total other income	4,413	5,105	5,440	4,716	3,405
Total other expenses	16,002	14,647	13,564	12,997	11,942

Income before income taxes	12,019	14,552	16,148	15,086	13,239
Provision for income taxes	3,851	4,929	5,771	5,488	4,722
Net income	$8,168	$9,623	$10,377	$9,598	$8,517

December 31,
Selected Financial Ratios and Other Data:
Return on average equity	17.68%	20.15%	22.82%	22.58%	23.93%
Return on average assets	1.49%	1.76%	1.89%	1.91%	1.90%
Average equity to average assets	8.41%	8.71%	8.30%	8.46%	7.96%
Dividend payout ratio (1)	68.98%	58.88%	43.39%	50.98%	29.57%
Diluted earnings per share	$1.33	$1.53	$1.64	$1.53	$1.37
Basic earnings per share	$1.33	$1.54	$1.66	$1.55	$1.38
Cash dividends declared per common share (1)	$0.92	$0.91	$0.72	$0.78	$0.41

(1)	On December 15, 2003, the Company declared a special dividend of approximately $1,660,000, or $0.27 per share.

     (2)  Amounts have been restated for a three-for-two stock split, in the form of a stock dividend, effective July 9, 2004.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, and in other reports filed by the Company with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

OVERVIEW

Who We Are and How We Generate Income

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a single bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates other income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title abstract subsidiary, and net gains on sales of securities and loans. The level of its other expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation.

Year to Date and Quarterly Highlights

•	Returns on average equity and average assets of 17.68% and 1.49% respectively for 2006;

•	Net income of $8,168,000 or $1.33 per diluted share for 2006 as compared to net income of $9,623,000 or $1.53 per diluted share for 2005;

•	Net income of $2,039,000 or $0.34 per diluted share for the fourth quarter 2006 as compared with $2,574,000 or $0.41 per diluted share for the same period one year ago;

•	A net interest margin of 4.8% for 2006 as compared to 4.9% for 2005;

•	Total assets of $573,644,000 at December 31, 2006, an increase of 7.5% over the same date last year;

•	Total loans of $325,997,000, an increase of 7.9% at December 31, 2006 from December 31, 2005;

•	Continued sound credit quality;

•	Total investments of $212,912,000 at December 31, 2006, an increase of 9.6% over December 31, 2005;

•
Balance sheet and interest rate risk management included a repositioning of a portion of the available for sale investment securities portfolio resulting in a net pretax loss of $257,000 during the first quarter of 2006;

•	Total deposits of $504,412,000 at December 31, 2006, growth of 7.8% over December 31, 2005;

•
The Company’s capital levels remain strong with a Tier 1 Capital to Average Assets ratio of 8.3% and the Company is positioned well for future growth. Stockholders’ equity totaled $45,539,000 at December 31, 2006 as compared $46,651,000 at December 31, 2005;

•	Declaration of cash dividends totaling $0.92 for 2006;

•	Execution of the Bank’s branch expansion plan, including completion of the new Southampton Village and Cutchogue facilities, which opened in January and February 2007 respectively; and

•	Regulatory approval for the Bank’s 14th branch office which will be located in Wading River, NY.

Principal Products and Services and Locations of Operations

The Bank operates thirteen branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For nearly a century, the Bank has maintained its focus on building customer relationships on eastern Long Island. The Bank engages in full service commercial and consumer banking business, including accepting time and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgages; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, and FHLMC mortgage-backed securities; (7) New York State and local municipal obligations; and (8) U.S. Treasury and government agency securities. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses as well as consumer relationships.

Opportunities and Challenges

Growing profits in the current flat or inverted yield curve environment presents significant challenges to the Bank since, as a community bank, its income historically relies heavily on the interest rate spread between short term and long term rates. The ability for the Bank to borrow on a short term basis at a lower cost and invest on a long term basis at a higher yield is diminished. As throughout most of 2006, the pressure on net interest income continued through the fourth quarter as the deposit base shifted to more interest bearing deposits resulting in higher funding costs. The yield curve remained flat or slightly inverted throughout the year, and it remains less than certain that it will revert to the steepness of the past in the near future.

The economic and competitive landscape has changed over the past two years. Recognizing that our market areas are generally affluent, large money center banks increasingly meet their funding needs by aggressively pricing deposits in the Bank’s markets. Competition for deposits and loans is intense as various banks in the marketplace, large and small, promise excellent service yet often price their products irrationally. Deposit growth is essential to the Bank’s ability to raise earnings therefore branch expansion and building share in our existing markets remain key strategic goals. Controlling funding costs yet protecting the deposit base along with focusing on profitable growth, presents a unique set of challenges in this operating environment.

The net interest margin was 4.8% for the year ended December 31, 2006 as compared to 4.9% for the year ended December 31, 2005. Net interest income declined $701,000 in 2006 versus 2005 principally from increased funding costs of rate sensitive municipal and promotional deposit products. Non-interest income also declined, largely the result of a decrease in Bridge Abstract income from the prior year, principally due to a slowdown in real estate closings in our markets.

Non-interest expense increased 9.3% primarily due to increased expenses related to salaries and benefits as well as systems services. Presently resources are in place to support franchise growth. Management recognizes that slowing the growth of non-interest expense relative to revenues will be important to improving the net income trend going into 2007.

Total loans grew 7.9% or $23.7 million over year end 2005 to $326.0 million at December 31, 2006.

The pace of loan originations continued to pick up during the fourth quarter, and the Company is optimistic regarding the continued up tick in loan growth going into 2007. Additionally, during the fourth quarter total investment securities increased to $212,912,000 at December 31, 2006.

The Bank’s loan portfolio remains heavily weighted toward real estate collateralized loans. As such, management carefully monitors the loan portfolio as well as real estate trends on eastern Long Island. During the fourth quarter of 2006, $85,000 was added to the allowance for loan losses, due primarily to growth in the loan portfolio during the second half of the year. The loan loss reserve remains healthy relative to existing nonperforming assets. By maintaining conservative underwriting criteria, the Company believes it will be better positioned against declining credit quality should there be a weakening of the local real estate market.

Asset growth was funded by an increase in total deposits of 7.8% over 2005, primarily driven by increases in municipal and promotional deposits. Demand deposits at December 31, 2006 totaled $173.6 million, comprising 34.4% of total deposits at that date. During the third and fourth quarter of 2006, the Bank introduced additional consumer deposit products with the objectives of promoting deposit growth among existing and new customers, as well as supporting customer retention. Core deposits are important relative to funding costs, and the Bank remains committed to growing its deposit base through increased market share in existing markets and continued branch expansion. The Bank’s Southampton Village facility opened during January 2007, enhancing the Bank’s presence in the market. Opened in February 2007, the Bank’s Cutchogue, NY location supports the Bank’s position on the North Fork. The Bank anticipates opening a branch in Wading River, NY during the second half of 2007. These branch facilities are expected to strengthen the Bank’s franchise value and broaden its footprint.

Corporate objectives for 2007 include: attention to opportunities and processes that enhance the customer experience at the Bank; improving operational efficiencies and slowing growth in non-interest expense relative to revenues; and exploring ways to maximize non-interest revenues through building Bridge Abstract as well as other lines of business. Company planning includes prioritizing the allocation of resources relative to the potential for future revenues. The ability to attract, retain, train and cultivate employees at all levels of the operation remains significant to meeting these objectives.

CRITICAL ACCOUNTING POLICIES

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2006 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at December 31, 2006, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding our allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

NET INCOME

Net income for 2006 totaled $8,168,000 or $1.33 per diluted share while net income for 2005 totaled $9,623,000 or $1.53 per diluted share, as compared to net income of $10,377,000, or $1.64 per diluted share for the year ended December 31, 2004. Net income decreased $1,455,000 or 15.1% as compared to 2005 and net income for 2005 decreased $754,000 or 7.3% over 2004. Significant trends for 2006 include: (i) a $701,000 or 2.9% decrease in net interest income; (ii) a $692,000 or 13.6% decrease in total other income and (iii) a $1,355,000 or 9.3% increase in total other expenses. The provision for income taxes decreased $1,078,000 or 21.9%.

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

Year Ended December 31,		2006			2005			2004
(Dollars in thousands)			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$307,394	$23,345	7.6%	$299,950	$20,724	6.9%	$285,058	$18,850	6.6%
Mortgage-backed securities	112,463	4,989	4.4	102,460	4,160	4.0	107,146	4,137	3.8
Tax exempt securities (1)	57,948	3,060	5.2	60,005	2,944	4.8	53,552	2,514	4.6
Taxable securities	26,258	970	3.6	41,485	1,520	3.6	57,170	2,187	3.8
Federal funds sold	10,800	560	5.1	7,971	265	3.3	7,776	98	1.2
Securities, restricted	907	65	7.2	2,034	95	4.7	1,895	34	1.8
Deposits with banks	348	21	6.0	93	2	2.2	176	2	1.1
Total interest earning assets	516,118	33,010	6.4	513,998	29,710	5.8	512,773	27,822	5.4

Non interest earning assets:
Cash and due from banks	14,307			15,871			16,591
Other assets	18,963			18,186			18,671
Total assets	$549,388			$548,055			$548,035

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$259,747	$6,322	2.4%	$249,382	$3,022	1.2%	$258,100	$1,331	0.5%
Certificates of deposit of $100,000
or more	24,293	888	3.7	28,777	550	1.9	36,249	475	1.3
Other time deposits	25,420	723	2.8	27,805	470	1.7	31,907	457	1.4
Other borrowed money	4,205	216	5.1	6,688	205	3.1	3,131	55	1.8
Federal funds purchased	3,666	188	5.1	1,999	72	3.6	2,136	33	1.5
Total interest bearing liabilities	317,331	8,337	2.6	314,651	4,319	1.4	331,523	2,351	0.7

Non interest bearing liabilities:
Demand deposits	183,157			183,260			167,765
Other liabilities	2,699			2,386			3,277
Total liabilities	503,187			500,297			502,565
Stockholders’ equity	46,201			47,758			45,470
Total liabilities and stockholders’ equity	$549,388			$548,055			$548,035

Net interest income/interest
rate spread (2)		24,673	3.8%		25,391	4.4%		25,471	4.7%

Net interest earning assets/net interest
margin (3)	$198,787	4.8%		$199,347	4.9%		$181,250	5.0%
Ratio of interest earning assets to
interest bearing liabilities	162.6%			163.4%			154.7%

Less: Tax equivalent adjustment		(980)			(997)			(899)

Net interest income		$23,693			$24,394			$24,572

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

Year Ended December 31,	2006 Over 2005			2005 Over 2004
(In thousands)	Changes Due To			Changes Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans (including loan fee income)	$525	$2,096	$2,621	$1,004	$870	$1,874
Mortgage-backed securities	426	403	829	(186)	209	23
Tax exempt securities (1)	(101)	217	116	309	121	430
Taxable securities	(562)	12	(550)	(584)	(83)	(667)
Federal funds sold	114	181	295	3	164	167
Securities, restricted	(67)	37	(30)	3	58	61
Deposits with banks	15	4	19	(2)	2	-
Total interest earning assets	350	2,950	3,300	547	1,341	1,888

Interest expense on interest bearing liabilities:

Savings, N.O.W. and money market deposits	131	3,169	3,300	(47)	1,738	1,691
Certificates of deposit of $100,000 or more	(97)	435	338	(112)	187	75
Other time deposits	(43)	296	253	(63)	76	13
Other borrowed money	(94)	105	11	91	59	150
Federal funds purchased	77	39	116	(2)	41	39
Total interest bearing liabilities	(26)	4,044	4,018	(133)	2,101	1,968
Net interest income	$376	$(1,094)	$(718)	$680	$(760)	$(80)

(1) The above table is presented on a tax equivalent basis.

The net interest margin compression continued in 2006. Net interest income was $23,693,000 in 2006 compared to $24,394,000 in 2005 and $24,572,000 in 2004. The decrease of 2.9% as compared to 2005 primarily resulted from the effect of the increase in rate for the average total interest bearing liabilities being greater than the effect of the increase in the rate of average total interest earning assets. Yields on interest bearing liabilities increased 126 basis points during 2006 compared to the prior year, which were partly offset by increased yields of 61 basis points on interest earning assets. To protect core balances that were leaving the Bank for higher yields elsewhere, deposit promotions during the year were partially the cause for the increased cost of interest bearing liabilities at 2.6% for 2006 as opposed to a cost of 1.4% during 2005. Part of the increase in the cost of certificates of deposit greater than $100,000 is driven by the purchase of $2,000,000 in brokered certificates of deposit. These certificates of deposit, as well as the certificates of deposit generated through the Bank’s promotions, provide funding as the Bank encounters seasonal outflows. Because the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

Average interest earning assets grew by $2,120,000 in 2006, an increase of 0.4% compared to 2005. The 0.7% decrease in net interest income of 2005 over 2004 reflects the stabilization of the net interest margin despite the continued flat yield curve. Average interest earning assets grew slightly to $513,998,000 in 2005 from $512,773,000 in 2004, representing a 0.2% increase. Average interest bearing liabilities totaled $314,651,000 in 2005 and $331,523,000 in 2004. The percentage decrease year over year was 5.1%. The tax adjusted net interest margin was 4.8% in 2006, 4.9% in 2005, and 5.0% in 2004.

Total interest income increased to $32,030,000 in 2006 from $28,713,000 in 2005 and from $26,923,000 in 2004, an increase of 11.6% between 2006 and 2005 and 6.6% increase to 2005 from 2004. The average yield on total interest earning assets for 2006 increased to 6.4% from 5.8 % in 2005 and the average yield for 2005 increased to 5.8% from 5.4% for 2004. The ratio of interest earning assets to interest bearing liabilities decreased to 162.6% in 2006 as compared to 163.4% in 2005 but increased from 154.7% in 2004. Interest income on loans increased $2,621,000 in 2006 over 2005 and $1,874,000 in 2005 over 2004 while average loans increased 2.5% to

$307,394,000 in 2006 versus 2005 and 5.2% to $299,950,000 in 2005 from 2004. The yield on average loans for 2006 increased to 7.6% from 6.9% in 2005 and the average yield for 2005 increased to 6.9% from 6.6% for 2004.

Interest income on investment in debt and equity securities increased $382,000 or 4.9% in 2006 from 2005 and in 2005 decreased $251,000 or 3.2% from 2004. Amortization of premiums on securities decreased over the three year period from totals of $1,261,000 to $786,000 to $272,000 in years 2004, 2005, and 2006 respectively as the rate environment changed and prepayments substantially slowed on the mortgage backed security portfolio. Average total securities decreased 4.1% to $197,576,000 in 2006 from 2005 and decreased 6.3% to $205,984,000 in 2005 from 2004. The tax adjusted average yield on total securities increased to 4.6% in 2006 from 2005 and increased to 4.2% in 2005 from 4.0% in 2004. Average federal funds sold increased $2,829,000 or 35.5% in 2006 from 2005 and increased $195,000 or 2.5% in 2005 from 2004.

For the year ended December 31, 2006, average total deposits increased by $3,393,000 or 0.7% as compared to average total deposits for the year ended December 31, 2005. For the year ended December 31, 2006, components of this change include an increase in average balances in savings, N.O.W. and money market accounts of $10,365,000 or 4.2% as compared to average balances in savings, N.O.W. and money market accounts for the year ended December 31, 2005. The average balances in demand deposits decreased $103,000 or 0.1% for the year ended December 31, 2006 compared to the prior year. Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $6,870,000 or 12.1% for the year ended December 31, 2006 as compared to average balances in 2005. Average public fund deposits comprised 22.5% of total average deposits during the year ended December 31, 2006 and 15.8% of total average deposits for the year ended December 31, 2005. Average federal funds purchased totaled with average other borrowed money decreased $816,000 or 9.4% over comparable average balances for the prior year.

Interest expense increased $4,018,000 to $8,337,000 in 2006 from 2005 and increased $1,968,000 to $4,319,000 in 2005 from $2,351,000 in 2004. The increase of 93.0% in 2006 and 83.7% in 2005 in interest expense were caused by the upward trend in the cost of average interest bearing liabilities. The cost of average interest bearing liabilities was 2.6% in 2006, 1.4% in 2005 and 0.7% during 2004. Average federal funds purchased and overnight borrowings totaled $7,871,000 and $8,687,000 in 2006 and 2005, respectively. While average federal funds purchased increased, the average balance for overnight borrowings decreased.

Provision for Loan Losses
The performance of the loan portfolio continued to be strong for the years ended December 31, 2006 and 2005. Nonaccrual loans decreased $235,000 to $423,000 in 2006 from 2005. In 2005, nonaccrual loans decreased $1,037,000 to $658,000 from 2004. This represents 0.1% and 0.2% of net loans at December 31, 2006 and 2005, respectively. The Company had no foreclosed real estate at December 31, 2006 and 2005.

Net recoveries were $44,000 for the year ended December 31, 2006 and net charge-offs were $105,000 and $256,000 for the years ended December 31, 2005 and 2004, respectively. The ratio of allowance for loan losses to nonaccrual loans was 593.9%, 362.2%, and 129.1% at December 31, 2006, 2005, and 2004, respectively.

Loans of approximately $4,156,000, $5,085,000 and $7,679,000 at December 31, 2006, 2005, and 2004, respectively were classified as potential problem loans. This represents 1.3%, 1.7%, and 2.6% of total loans at December 31, 2006, 2005, and 2004, respectively. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a material loss on these relationships is remote. As of December 31, 2006 there was one loan considered to be a troubled debt restructuring, as defined by SFAS No. 114, totaling $118,000. After review of the estimated fair value of the underlying collateral less the costs to sell, management believes it will be able to collect all amounts due without a shortfall according to the modified terms of the loan agreements. There were no restructured loans as of December 31, 2005.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, and the net recoveries or charge-offs, a provision for loan losses of $85,000 was recorded in 2006 and $300,000 was recorded in 2005 and in 2004. The allowance for loan losses increased to $2,512,000 at December 31, 2006, and $2,383,000 at December 31, 2005, as compared to $2,188,000 at December 31, 2004. As a percentage of total loans, the allowance was 0.77% and 0.79% at December 31, 2006 and 2005, respectively.

The following table sets forth changes in the allowance for loan losses.

December 31,	2006	2005	2004	2003	2002
(Dollars in thousands)
Allowance for loan losses
balance at beginning of period	$2,383	$2,188	$2,144	$2,294	$2,249

Charge-offs:
Real estate mortgage loans	-	7	3	38	4
Real estate construction loans	-	-	-	-	-
Commercial, financial and agricultural loans	33	153	302	163	212
Installment/consumer loans	50	129	65	148	22
Total	83	289	370	349	238

Recoveries:
Real estate mortgage loans	6	17	23	13	8
Real estate construction loans	-	100	-	-	-
Commercial, financial and agricultural loans	59	37	61	90	44
Installment/consumer loans	62	30	30	96	31
Total	127	184	114	199	83

Net recoveries (charge-offs)	44	(105)	(256)	(150)	(155)
Provision for loan losses
charged to operations	85	300	300	-	220
Balance before reclass to other liabilities	2,512	2,383	2,188	2,144	2,314

Net change in other liabilities portion allocated to
off balance sheet items	-	-	-	-	(20)

Balance at end of period	$2,512	$2,383	$2,188	$2,144	$2,294
Ratio of net recoveries (charge-offs) during period
to average loans outstanding	0.01%	(0.04%)	(0.09%)	(0.06%)	(0.07%)

Allocation of Allowance for Loan Losses
The following table sets forth the allocation of the total allowance for loan losses by loan type.

Year Ended December 31,	2006		2005		2004		2003		2002
(Dollars in thousands)		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		To Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and
agricultural loans	$303	12.1%	$273	10.5%	$315	11.6%	$272	12.4%	$591	15.6%
Real estate construction loans	121	4.8	183	5.9	148	6.2	148	7.3	227	5.0
Real estate mortgage loans	2,009	80.0	1,817	80.4	1,659	80.0	1,663	78.1	1,160	76.2
Installment/consumer loans	79	3.1	110	3.2	66	2.2	61	2.2	316	3.2
Total	$2,512	100.0%	$2,383	100.0%	$2,188	100.0%	$2,144	100.0%	$2,294	100.0%

Non Interest Income
Total other income decreased by $692,000 or 13.6% in 2006 to $4,413,000 and decreased $335,000 or 6.2% to $5,105,000 in 2005 compared to $5,440,000 in 2004. The decline in total other income during 2006 compared to 2005 was due to net losses on sales of securities during the year, a decrease of $251,000 in title fee income from Bridge Abstract, a decline in fees from other customer services of $62,000 and lower service charges on deposit accounts of $35,000, partly offset by an increase in other operating income of $61,000. Excluding net securities losses and gains, total other income decreased $287,000 or 5.8% for the year ended December 31, 2006.

A net loss on securities of $289,000 was recognized in 2006 while net gains on securities of $116,000 and $734,000 were recognized in 2005 and 2004, respectively. The net loss on securities in 2006 was due to repositioning of the available for sale investment portfolio.

Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $1,042,000, $1,293,000, and $866,000 in 2006, 2005, and 2004, respectively. The decrease of $251,000 or 19.4% in 2006 was due to a slowdown in the volume of transactions processed by the subsidiary.

Fees from other customer services declined $62,000 or 4.2% from 2005. This decline was primarily due to revenues from merchant processing decreasing $54,000 or 7.7% from 2005. Fees from other customer services increased $143,000 or 10.7% in 2005 compared to 2004. Service charges on deposit accounts for the year ended December 31, 2006 totaled $2,069,000, a decrease of $35,000 as compared to 2005. For the year ended December 31, 2005, service charges were $2,104,000, a decrease of $224,000 from 2004. The Company believes that the decline is attributable to the change in customer behavior to avoid paying fees for overdrafts and uncollected account balances, which partially stems from changes in our fee policies.

Other operating income for the year ended December 31, 2006 totaled $169,000, an increase of $61,000 or 56.5% from the prior year. Other operating income for 2005 totaled $108,000, a decrease of $63,000 or 36.8% over 2004.

Non Interest Expense
Other expenses increased by $1,355,000 or 9.2% in 2006 to $16,002,000 from $14,647,000 in 2005 and other expenses in 2005 increased $1,083,000 or 8.0% from $13,564,000 in 2004. The primary component of this change was an increase in salaries and employee benefits of $840,000 or 10.1% in 2006 and $891,000 or 12.0% in 2005. Salaries and benefits increases reflect base salary increases, filling vacant positions, hiring additional staff to support the Company’s expanding infrastructure and branch network, growth in business lines such as the title insurance abstract subsidiary in 2005, and an increase in employee benefit costs, particularly medical insurance expense and pension costs. During 2005 there were unfilled management positions that were subsequently filled. In addition, due to the unanticipated departure of the Chief Operating Officer in the fourth quarter of 2005, an accrual for related severance was recorded at that time.

Other operating expenses for the year ended December 31, 2006 totaled $3,800,000, an increase of $251,000 or 7.1% compared to 2005, and 2005 totaled $3,549,000, an increase of $239,000 or 7.2% over 2004. Higher other operating expenses were due to increases in information systems costs and other operational costs related to expanding the Company’s infrastructure including online services and the opening and preparing for new branch offices. The increase in 2005 resulted from increased professional fees primarily from costs associated with the review of the executive compensation policies which are reviewed every three years.

Net occupancy expense increased $180,000 or 14.6% in 2006 to $1,414,000 from $1,234,000 in 2005 and decreased $49,000 or 3.8% from $1,283,000 in 2004. Higher net occupancy expense during 2006 was due to increases in depreciation expense and rent expense related to the opening of new branch offices.

Provision for Income Taxes
The provision for income taxes for December 31, 2006, 2005, and 2004 was $3,851,000, $4,929,000, and $5,771,000, respectively. The decrease in 2006 was due to the reduction in income before provision for income taxes and a lower effective rate. The reduction in tax rate primarily resulted from a greater percentage of interest income from tax exempt securities in 2006. The decrease in 2005 was due to income before income taxes declining to $14,552,000 from $16,148,000 in 2004. This reduction also is partially attributed to a reduction in the New York State tax. The effective tax rate was 32.0%, 33.9% and 35.7% for the years ended December 31, 2006, 2005, and 2004, respectively.

FINANCIAL CONDITION

The assets of the Company totaled $573,644,000 at December 31, 2006, an increase of $40,200,000 or 7.5% from the previous year-end. This increase mainly resulted from growth in total loans of $23,733,000 or 7.9%, an increase in total securities of $18,722,000 or 8.8% and an increase in banking premises and equipment of $2,365,000 or 15.1% partly offset by a decrease in total cash and cash equivalents of $2,412,000 or 15.4% and a decline in other assets of $2,147,000 or 39.5%.

Total stockholders’ equity was $45,539,000 at December 31, 2006, a decrease of $1,112,000 or 2.4% from December 31, 2005 primarily due to declaration of dividends totaling $5,634,000, the repurchases of treasury stock of $4,039,000, and the adoption of SFAS 158 of $648,000, partially offset by net income of $8,168,000 and a decrease in net unrealized loss on securities of $851,000.

In December 2006, the Company declared a quarterly dividend of $0.23 per share. The Company continues its long term trend of uninterrupted dividends.

Loans
During 2006, the Company continued to experience growth trends in real estate lending. The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area on eastern Long Island. The markets in which the Company operates have experienced substantial growth in construction and land development activity over the past several years, which has been a factor in overall loan growth. The local economic conditions on eastern Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, while the Company has a significant amount of commercial real estate loans, the majority of which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

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

The Bank targets its business lending and marketing initiatives towards promotion of loans that primarily meet the needs of small to medium-sized businesses. These small- to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the results of operations and financial condition may be adversely affected.

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Approximately 46.7% of the Bank’s loan portfolio at December 31, 2006 is comprised of commercial real estate loans. Home equity lines of credit comprise approximately 18.7%, construction mortgage loans comprise approximately 10.2%, residential mortgages comprise approximately 10.1%, and land loans comprise approximately 1.0%. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Largest loan concentrations by industry are loans granted to lessors of commercial property both owner occupied and nonowner occupied. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on eastern Long Island that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio is comprised of commercial and consumer loans, which comprises approximately 13.3% of the Bank’s loan portfolio. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrowers’ unemployment as a result of deteriorating economic conditions or the amount and nature of a borrowers’ other existing indebtedness, and the value of the collateral securing the loans if the Bank must take possession of the collateral. Consumer loans also have risks associated with concentrations of loans in a single type of loan.

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

Total loans grew $23,733,000 or 7.9% during 2006 and $6,130,000 or 2.1% during 2005. Average net loans grew $7,444,000 or 2.5% during 2006 over 2005 and $14,892,000 or 5.2% during 2005 when compared to the prior year. Real estate mortgage loans were the largest contributor of the growth for both 2006 and 2005 and increased $22,896,000 or 9.4% and $6,116,000 or 2.6%, respectively. Growth in real estate loans is primarily attributed to an increase in commercial and residential mortgages and increases in the home equity loan portfolio. Within the residential mortgage portfolio the Bank offers interest only mortgages. Commercial, financial and agricultural loans increased $4,854,000 or 15.3% in 2006 from 2005 and decreased $2,698,000 or 7.9% in 2005 from 2004. Real estate construction loans decreased $3,193,000 or 17.8% in 2006 and decreased $492,000 or 2.7% in 2005. Installment/consumer loans declined $979,000 or 10.0% during 2006 and increased $3,142,000 or 47% during 2005. Fixed rate loans represented 16.7%, 13.8%, and 14.9% of total loans at December 31, 2006, 2005, and 2004, respectively. The rate of loan growth for 2006 improved compared to loan growth of 2.1% in 2005 but is still lower than historical growth reflecting increased competition for quality credits within our market area.

The following table sets forth the major classifications of loans:

December 31,	2006	2005	2004	2003	2002
(In thousands)
Real estate mortgage loans	$265,824	$242,928	$236,812	$213,256	$189,226
Commercial, financial, and agricultural loans	36,498	31,644	34,342	33,810	38,692
Installment/consumer loans	8,848	9,827	6,685	6,105	8,011
Real estate construction loans	14,767	17,960	18,452	20,037	12,520

Total loans	325,937	302,359	296,291	273,208	248,449
Unamortized cost/(Unearned income)	60	(95)	(157)	(20)	(61)
	325,997	302,264	296,134	273,188	248,388
Allowance for loan losses	(2,512)	(2,383)	(2,188)	(2,144)	(2,294)
Net loans	$323,485	$299,881	$293,946	$271,044	$246,094

Selected Loan Maturity Information
The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgages and consumer loans to individuals as of December 31, 2006:

		After One
	Within One	But Within	After
	Year	Five Years	Five Years	Total
(In thousands)
Commercial loans	$13,015	$17,007	$6,476	$36,498
Construction loans (1)	35	5,036	9,696	14,767
Total	$13,050	$22,043	$16,172	$51,265

Rate provisions:
Amounts with fixed interest rates	$487	$8,663	$3,062	$12,212
Amounts with variable interest rates	12,563	13,380	13,110	39,053
Total	$13,050	$22,043	$16,172	$51,265

(1)	Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically convert to amortization at the end of the the construction phase.

Past Due, Nonaccrual and Restructured Loans
The following table sets forth selected information about past due, nonaccrual and restructured loans.

December 31,	2006	2005	2004	2003	2002
(In thousands)
Loans 90 days or more past due and still accruing	$-	$-	$-	$-	$-
Nonaccrual loans	305	658	1,695	152	200
Restructured loans	118	-	-	-	-
Other real estate owned, net	-	-	-	-	-
Total	$423	$658	$1,695	$152	$200

Year Ended December 31,	2006	2005	2004	2003	2002
(In thousands)

Gross interest income that has not been paid or recorded
during the year under original terms:
Nonaccrual loans	$9	$38	$16	$9	$13
Restructured loans	$1	-	-	-	-

Gross interest income recorded during the year:
Nonaccrual loans	$12	$17	$12	$6	$4
Restructured loans	$9	-	-	-	-

Commitments for additional funds	-	-	-	-	-

Securities
Total securities increased to $212,034,000 at December 31, 2006 from $192,813,000 at December 31, 2005. The available for sale portfolio increased 10.8% to $202,590,000 and the securities held to maturity declined 5.7% to $9,444,000. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. U.S. Treasury and government agency securities decreased to $33,777,000 at December 31, 2006 from $37,662,000 at December 31, 2005 and state and municipal obligations declined by $2,377,000, while mortgage-backed securities increased by $26,051,000. Fixed rate securities represent 92.1% of total securities at December 31, 2006. The Bank continued to maintain its levels of mortgage-backed securities, which represented approximately 59.2% of the available for sale balance at December 31, 2006 as compared to 51.4% at the prior year-end. A change in market rates was the primary reason for the net increase in unrealized depreciation in securities available for sale, which increased other comprehensive income.
A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:

December 31,				2006				2005				2004
(In thousands)
		Gross	Gross	Estimated		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and government
agency securities	$34,123	$-	$(346)	$33,777	$38,443	$7	$(788)	$37,662	$53,736	$519	$(216)	$54,039
State and municipal obligations	49,008	316	(481)	48,843	51,392	387	(559)	51,220	40,027	1,098	(81)	41,044
Mortgage-backed securities	122,009	364	(2,403)	119,970	96,938	27	(3,046)	93,919	107,609	483	(1,133)	106,959
Total available for sale	205,140	680	(3,230)	202,590	186,773	421	(4,393)	182,801	201,372	2,100	(1,430)	202,042
Held to maturity:
State and municipal obligations	9,444	-	(2)	9,442	10,012	-	(23)	9,989	21,213	-	(82)	21,131
Total held to maturity	9,444	-	(2)	9,442	10,012	-	(23)	9,989	21,213	-	(82)	21,131
Total debt and equity securities	$214,584	$680	$(3,232)	$212,032	$196,785	$421	$(4,416)	$192,790	$222,585	$2,100	$(1,512)	$223,173

Deposits and Borrowings
Overnight borrowings increased $4,100,000 to $18,600,000 from the prior year-end. Total deposits increased $36,387,000 or 7.8% as compared to 2005. The growth in deposits is attributable to increased public funds deposits, the opening of the new branch in Westhampton and the offering of promotional deposit products. Demand deposits decreased $16,798,000 or 8.8%. Savings, N.O.W. and money market deposits increased $36,238,000 or 15.5%. Certificates of deposit of $100,000 or more grew $11,497,000 or 60.4% from December 31, 2005 and other time deposits increased $5,450,000 or 21.9% as compared to the prior year.

LIQUIDITY

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise.

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions (see Note 1(l) to the Consolidated Financial Statements), dividends from the Bank to the Company at December 31, 2006 were limited to $7,156,000, which represents the Bank’s 2006 retained net income and the net retained undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, growth in core deposits and sources of wholesale funding such as brokered certificates of deposit. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. However, during 2006 the Bank relied more heavily on funding from municipal accounts which are more rate sensitive and therefore volatile as individual, partnership and corporate account balances declined. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2006, the Bank had aggregate lines of credit of $52,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $32,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December 31, 2006, the amount of overnight borrowings under these lines was $18,600,000. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of December 31, 2006 the Bank had issued $2,000,000 of brokered certificates of deposit.

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

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, the Company enters into certain contractual obligations. The following table summarizes the Company’s significant and determinable obligations by payment date at December 31, 2006.

The following represents contractual obligations outstanding at December 31, 2006:

	Total Amounts Committed	Less than One Year	One to Three Years	Four to Five Years	Over Five Years
(In thousands)
Operating leases	$3,980	$693	$1,246	$742	$1,299
Purchase obligation	250	250	-	-	-
Time deposits	60,818	56,137	4,013	668	-
Total contractual obligations outstanding	$65,048	$57,080	$5,259	$1,410	$1,299

COMMITMENTS, CONTINGENT LIABILITIES, and OFF-BALANCE SHEET ARRANGEMENTS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2006 the Company had $16,718,000 in outstanding loan commitments and $98,960,000 in outstanding commitments for various lines of credit including unused overdraft lines. The Company also has $2,736,000 of standby letters of credit as of December 31, 2006. See Note 9 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

CAPITAL RESOURCES

Stockholders’ equity decreased to $45,539,000 at December 31, 2006 from $46,651,000 at December 31, 2005 as a result of undistributed net income; plus the change in net unrealized appreciation in securities available for sale, net of tax; less the transition to adopt SFAS 158; and less the repurchase of treasury shares net of the issuance of shares of common stock pursuant to the equity incentive plan. SFAS 158 is a statement the FASB issued in September 2006. The statement is described in the notes to the consolidated financial statements on page 32. The ratio of average stockholders’ equity to average total assets increased to 8.41% at year end 2006 from 8.71% at year end 2005.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the minimum risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 11 to the Consolidated Financial Statements). Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required capital levels and which is sufficient to support Company growth. Additionally, the Company has the ability to issue additional common stock and/or trust preferred securities should the need arise.  The Company had returns on average equity of 17.68%, 20.15%, and 22.82% and returns on average assets of 1.49%, 1.76%, and 1.89% for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company utilizes cash dividends and stock repurchases to manage capital levels. Cash paid for dividends totaled $5,668,000 in 2006 as compared to dividends paid in 2005 of $5,561,000. The dividend payout ratio for 2006 was 68.98%. The Company continues its trend of uninterrupted dividends.

On March 27, 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its current outstanding shares, 309,000 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully. During 2006, 157,334 shares were repurchased at a total cost of approximately $4,039,000 or an average price per share of $25.67.

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

At December 31, 2006, $196,172,000 or 92.1% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholder’s equity. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Increases in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, and therefore an increase in the average life of such loans, may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at December 31, 2006:

2006
Change in Interest	Potential Change
Rates in Basis Points	in Net
(RATE SHOCK)	Interest Income
(Dollars in thousands)
	$ Change	% Change
200	$(1,501)	(5.87)%
Static	-	-
(200)	$(27)	(0.11)%

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share amounts)
	December 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$13,231	$15,649
Interest earning deposits with banks	32	26
Total cash and cash equivalents	13,263	15,675

Securities available for sale, at fair value	202,590	182,801
Securities held to maturity (fair value of $9,442 and $9,989, respectively)	9,444	10,012
Total securities, net	212,034	192,813

Securities, restricted	878	1,377

Loans	325,997	302,264
Less:
Allowance for loan losses	(2,512)	(2,383)
Loans, net	323,485	299,881

Banking premises and equipment, net	18,005	15,640
Accrued interest receivable	2,692	2,624
Other assets	3,287	5,434
Total Assets	$573,644	$533,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$173,628	$190,426
Savings, N.O.W. and money market deposits	269,966	233,728
Certificates of deposit of $100,000 or more	30,518	19,021
Other time deposits	30,300	24,850
Total deposits	504,412	468,025

Overnight borrowings	18,600	14,500
Accrued interest payable	855	328
Other liabilities and accrued expenses	4,238	3,940
Total Liabilities	528,105	486,793

Stockholders’ equity:
Common stock, par value $0.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,078,565 and 6,206,539 shares,
outstanding at December 31, 2006 and 2005, respectively	64	64
Surplus	21,565	21,631
Undivided profits	34,347	31,813
Less: Treasury stock at cost, 307,741 and 179,767 shares at December 31, 2006 and 2005, respectively	(8,176)	(4,285)
Unearned stock awards	-	(108)
	47,800	49,115
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of taxes of $1,025 and $1,596 at December 31, 2006 and 2005,
respectively	(1,525)	(2,376)
Net minimum pension liability, net of taxes of $59 at December 31, 2005	-	(88)
Transition due to the adoption of SFAS 158, net of taxes of $490	(736)	-
Total Stockholders’ Equity	45,539	46,651
Total Liabilities and Stockholders’ Equity	$573,644	$533,444

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

Year Ended December 31,	2006	2005	2004
Interest income:
Loans (including fee income)	$23,345	$20,724	$18,850
Mortgage-backed securities	4,989	4,160	4,137
Tax exempt interest income:
State and municipal obligations	2,080	1,947	1,615
Taxable interest income:
U.S. Treasury and government agency securities	970	1,520	2,187
Federal funds sold	560	265	98
Other securities	65	95	34
Deposits with banks	21	2	2
Total interest income	32,030	28,713	26,923

Interest expense:
Savings, N.O.W. and money market deposits	6,322	3,022	1,331
Certificates of deposit of $100,000 or more	888	550	475
Other time deposits	723	470	457
Other borrowed money	216	205	55
Federal funds purchased	188	72	33
Total interest expense	8,337	4,319	2,351

Net interest income	23,693	24,394	24,572
Provision for loan losses	85	300	300

Net interest income after provision for loan losses	23,608	24,094	24,272

Other income:
Service charges on deposit accounts	2,069	2,104	2,328
Fees for other customer services	1,422	1,484	1,341
Title fee income	1,042	1,293	866
Net securities (losses) gains	(289)	116	734
Other operating income	169	108	171
Total other income	4,413	5,105	5,440

Other expenses:
Salaries and employee benefits	9,187	8,347	7,456
Net occupancy expense	1,414	1,234	1,283
Furniture and fixture expense	742	719	785
Data/Item processing	445	397	374
Advertising	414	401	356
Other operating expenses	3,800	3,549	3,310
Total other expenses	16,002	14,647	13,564

Income before provision for income taxes	12,019	14,552	16,148
Provision for income taxes	3,851	4,929	5,771
Net income	$8,168	$9,623	$10,377
Basic earnings per share	$1.33	$1.54	$1.66
Diluted earnings per share	$1.33	$1.53	$1.64
Comprehensive Income	$9,019	$6,877	$9,094

     See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

								Accumulated
								Other
	Common Stock						Unearned	Comprehensive
	Shares			Comprehensive	Undivided	Treasury	Stock	Income
	Outstanding	Amount	Surplus	Income (1)	Profits	Stock	Awards	(Loss)	Total
Balance at December 31, 2003	4,155,595	$43	$21,194		$21,982	$(1,909)	$(81)	$1,565	$42,794
Net income				10,377	10,377				10,377
Stock awards vested	5,040		30			66	73		169
Stock awards granted			58			55	(113)		-
Exercise of stock options, net of tax benefit	24,417		201			69			270
Treasury stock purchases	(20,000)					(611)			(611)
Cash dividends declared, $0.72 per share					(4,503)				(4,503)
Effect of three-for-two stock split (in the form of a
Stock dividend)	2,089,437	21	(21)						-
Other comprehensive income, net of tax
Unrealized net losses in securities available for sale				(1,333)				(1,333)	(1,333)
Minimum pension liability adjustment				50				50	50
Comprehensive Income				9,094
Balance at December 31, 2004	6,254,489	64	21,462		27,856	(2,330)	(121)	282	47,213
Net income				9,623	9,623				9,623
Stock awards vested	6,155		36			28	65		129
Stock awards granted			52			38	(90)		-
Stock awards forfeited			(17)			(21)	38		-
Exercise of stock options, net of tax benefit	21,821		98			134			232
Treasury stock purchases	(75,926)					(2,134)			(2,134)
Cash dividends declared, $0.91 per share					(5,666)				(5,666)
Other comprehensive income, net of tax
Unrealized net losses in securities available for sale				(2,779)				(2,779)	(2,779)
Minimum pension liability adjustment				33				33	33
Comprehensive Income				6,877
Balance at December 31, 2005	6,206,539	64	21,631		31,813	(4,285)	(108)	(2,464)	46,651
Net income				8,168	8,168				8,168
Transfer due to adoption of SFAS 123(R)			(108)				108		-
Stock awards vested	3,491		51						51
Stock awards granted	15,987		(189)			189			-
Stock awards forfeited			2			(2)			-
Exercise of stock options, net of tax benefit	9,882		110			(39)			71
Stock option compensation expense			68						68
Treasury stock purchases	(157,334)					(4,039)			(4,039)
Cash dividends declared, $0.92 per share					(5,634)				(5,634)
Other comprehensive income, net of tax
Change in unrealized net losses in securities available for sale, net of reclassification and tax effects				851				851	851
Adjustment to initially apply SFAS 158, net of tax								(648)	(648)
Comprehensive Income				9,019
Balance at December 31, 2006	6,078,565	$64	$21,565		$34,347	$(8,176)	-	$(2,261)	$45,539
(1) Disclosure of reclassification amount:
December 31,	2006	2005	2004
Comprehensive Income Items:
Unrealized gain (loss) arising during the period, net of tax
of $456, ($1,820), and ($591) in 2006, 2005 and 2004	$678	$(2,708)	$(891)
Less: reclassification adjustment, net of taxes
of $163, ($46), and ($293) in 2006, 2005 and 2004
for (losses) gains included in income	(173)	71	442
	$851	$(2,779)	$(1,333)
See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2006	2005	2004
Operating activities:
Net Income	$8,168	$9,623	$10,377
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	85	300	300
Depreciation and amortization	886	847	950
Amortization and accretion, net	272	786	1,261
Share based compensation expense	119	65	73
SERP expense	268	153	149
Net securities losses (gains)	289	(116)	(734)
Increase in accrued interest receivable	(68)	(155)	(110)
(Provision) benefit for deferred income taxes	(400)	21	(179)
Decrease (increase) in other assets	1,975	(986)	1,118
(Decrease) increase in accrued and other liabilities	(35)	405	436
Net cash provided by operating activities	11,559	10,943	13,641

Investing activities:
Purchases of securities available for sale	(62,500)	(32,273)	(95,820)
Purchases of securities, restricted	(10,343)	(190)	(337)
Purchases of securities held to maturity	(9,444)	(13,262)	(21,213)
Proceeds from sales of securities available for sale	19,537	21,173	56,005
Proceeds from redemption of securities, restricted	10,842	792	-
Proceeds from maturing securities available for sale	5,675	2,995	4,750
Proceeds from maturing securities held to maturity	10,012	24,463	14,396
Proceeds from principal payments on mortgage-backed securities	18,361	22,032	23,980
Net increase in loans	(23,689)	(6,235)	(23,202)
Purchases of banking premises and equipment, net of disposals	(3,251)	(2,670)	(3,144)
Net cash (used) provided by investing activities	(44,800)	16,825	(44,585)

Financing activities:
Net increase (decrease) in deposits	36,387	(1,286)	12,165
Increase (decrease) in other borrowings	4,100	(12,200)	20,800
Purchase of Treasury stock	(4,039)	(2,134)	(611)
Net proceeds from exercise of stock options
issued pursuant to equity incentive plan	49	216	203
Cash dividends paid	(5,668)	(5,551)	(5,790)
Net cash provided (used) by financing activities	30,829	(20,955)	26,767

(Decrease) increase in cash and cash equivalents	(2,412)	6,813	(4,177)
Cash and cash equivalents beginning of year	15,675	8,862	13,039
Cash and cash equivalents end of year	$13,263	$15,675	$8,862

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$7,810	$4,264	$2,344
Income taxes	$3,323	$5,023	$5,336
Noncash investing and financing activities:
Dividends declared and unpaid	$1,394	$1,428	$1,313

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York as a single bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI) and a financial title insurance subsidiary; the now dissolved Bridgehampton Abstract Holding LLC, which had a 100% ownership in an investment in Bridge Abstract LLC (“Bridge Abstract”). Effective April 1, 2004, Bridgehampton Abstract Holding LLC ownership interest in Bridge Abstract increased to 100% from 51% ownership. Subsequent to December 31, 2004, Bridgehampton Abstract Holding LLC was dissolved. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and to general practices within the financial institution industry. The following is a description of the significant accounting policies that the Company follows in preparing its Consolidated Financial Statements.

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

d) Loans and Loan Interest Income Recognition

Loans are stated at the principal amount outstanding, less net deferred origination fees. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized net deferred origination fees are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. Loans that are 90 days past due are automatically placed on nonaccrual and previously accrued interest is reversed and charged against interest income. However, if the Bank has reasonable assurance that the loan will be fully collectible based upon individual loan evaluation assessing such factors as collateral and collectibility, accrued interest will be recognized as earned. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. The impairment of a loan is measured at the reset value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, the Bank measures impairment of such loans by reference to the fair value of the collateral. Loans that experience minor payment delays and payment shortfall generally are not classified as impaired.

e) Allowance for Loan Losses

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at December 31, 2006, management believes the allowance for loan losses is adequate.

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

f) Banking Premises and Equipment

Buildings, furniture and fixtures and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method using a useful life of fifty years for buildings and a range of two to ten years for equipment, computer hardware and software, and furniture and fixtures. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements whichever is shorter. Land is recorded at cost.

Improvements and major repairs are capitalized, while the cost of ordinary maintenance, repairs and minor improvements is charged to operations.

g) Other Real Estate Owned

Other real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure and is recorded at the lower of the net unpaid principal balance at the foreclosure date plus acquisition costs or fair value. Subsequent valuation adjustments are made if fair value less estimated costs to sell the property falls below the carrying amount. At December 31, 2006 and 2005, the Company carried no other real estate owned.

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

l) Dividends

Cash available for dividend distribution to shareholders of the Company must initially come from dividends paid by the Bank to the Company. The approval of the Regional Administrator of National Banks is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. The Bank had approximately $7,156,000 available as of December 31, 2006, which may be paid to the Company as a dividend without prior approval.

m) Stock Activity

All references in the Consolidated Financial Statements and Notes thereto for per share amounts, and market prices of the common stock have been restated giving retroactive recognition to the stock split as of July 9, 2004.

The transactions affecting common stock issued and outstanding and treasury stock are reflected in the table below:

	Common Stock
		Shares Issued and
	Shares Issued	Outstanding	Treasury Stock
Balance at December 31, 2004	6,386,306	6,254,489	131,817

Stock awards vested		6,155	(6,155)
Exercise of stock options		21,821	(21,821)
Purchase of Treasury stock		(75,926)	75,926

Balance at December 31, 2005	6,386,306	6,206,539	179,767

Stock awards vested		3,491	(3,491)
Stock awards granted		15,987	(15,987)
Exercise of stock options		9,882	(9,882)
Purchase of Treasury stock		(157,334)	157,334

Balance at December 31, 2006	6,386,306	6,078,565	307,741

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

Prior to 2006, substantially all of the options granted by the Company vested immediately; compensation expense would be recorded on the date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123(R). The Black-Scholes option pricing model was used to estimate the grant date fair value of option grants.

For the Year Ended		2005	2004
(In thousands, expect per share)
Net Income:	As Reported:	$9,623	$10,377
	Pro Forma:	9,606	10,332
Diluted EPS:	As Reported:	$1.53	$1.64
	Pro Forma:	1.53	1.64
Basic EPS:	As Reported:	$1.54	$1.66
	Pro Forma:	1.54	1.65

p) Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities, the minimum pension liability for the years prior to the adoption of SFAS No. 158, and the transition to adopt Statement of Financial Accounting Standards 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R.)” SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income. Such gains or losses are net of reclassification adjustments for realized gains (losses) on sales of available for sale securities.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB No. 109”(“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of FIN 48 and believes the adoption will have an immaterial effect on its results of operations, financial position and liquidity.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, beginning with the year end 2006, and to recognize changes in that funded status in the year the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year end, starting in 2008. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company has adopted SFAS 158 and its effects on the 2006 balance sheet are as follows.

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158
(In thousands)
Liability for pension and SERP benefits	$(169)	$1,226	$1,057
Deferred income taxes	(1,311)	(490)	(1,801)
Total Liabilities	527,369	736	528,105
Accumulated other comprehensive income/(loss)	(1,613)	(648)	(2,261)
Total stockholders’ equity	46,187	(648)	45,539

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) amended Part 211 of Title 17 of the Code of Federal Regulations by adding the Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has reviewed SAB 108 and the application does not have an effect on the financial statements.

s) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. SECURITIES

A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:

December 31,				2006				2005
(In thousands)
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and government
agency securities	$34,123	$-	$(346)	$33,777	$38,443	$7	$(788)	$37,662
State and municipal obligations	49,008	316	(481)	48,843	51,392	387	(559)	51,220
Mortgage-backed securities	122,009	364	(2,403)	119,970	96,938	27	(3,046)	93,919
Total available for sale	205,140	680	(3,230)	202,590	186,773	421	(4,393)	182,801
Held to maturity:
State and municipal obligations	9,444	-	(2)	9,442	10,012	-	(23)	9,989
Total held to maturity	9,444	-	(2)	9,442	10,012	-	(23)	9,989
Total debt and equity securities	$214,584	$680	$(3,232)	$212,032	$196,785	$421	$(4,416)	$192,790

Securities with unrealized losses at year-end 2006 and 2005, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31,				2006				2005
(In thousands)
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and government
agency securities	$13,684	$13	$20,093	$333	$14,132	$243	$18,048	$546
State and municipal obligations	9,343	13	25,228	470	31,635	266	9,214	316
Mortgage-backed securities	1,252	5	75,135	2,398	42,354	860	50,736	2,185
Total temporarily impaired securities	$24,279	$31	$120,456	$3,201	$88,121	$1,369	$77,998	$3,047

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

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield (based on the estimated annual income divided by the average book value) at December 31, 2006. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

December 31, 2006
(Dollars in thousands)	Within			After One But			After Five But			After
	One Year			Within Five Years			Within Ten Years			Ten Years			Total
	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount
Available for sale:
U.S. Treasury and
government agency
securities	$21,566	$21,695	6.76%	$12,211	$12,428	5.51%	$-	$-	-%	$-	$-	-%	$33,777	$ 34,123
Mortgage-backed
securities	-	-	-	12,338	12,739	5.86	10,843	11,138	6.15	96,789	98,132	7.02	119,970	122,009
State and municipal
obligations	6,931	6,884	7.18	19,926	20,294	4.22	14,675	14,535	5.52	7,311	7,295	5.60	48,843	49,008
Total available for sale	28,497	28,579	6.86	44,475	45,461	5.03	25,518	25,673	5.79	104,100	105,427	6.92	202,590	205,140

Held to maturity:
State and municipal
obligations	9,442	9,444	5.46	-	-	-	-	-	-	-	-	-	9,442	9,444
Total held to maturity	9,442	9,444	5.46	-	-	-	-	-	-	-	-	-	9,442	9,444

Total debt and equity
securities	$37,939	$38,023	6.51%	$44,475	$45,461	5.03%	$25,518	$25,673	5.79%	$104,100	$105,427	6.92%	$212,032	$214,584

There were $19,537,000, $21,173,000 and $56,005,000 of proceeds on sales of available for sale securities in 2006, 2005, and 2004, respectively. Gross gains of approximately $13,000, $180,000, and $1,126,000 were realized on sales of available for sale securities during 2006, 2005, and 2004, respectively. Gross losses of approximately $302,000, $65,000, and $392,000 were realized on sales of available for sale securities during 2006, 2005, and 2004, respectively. There were no sales of held to maturity securities during 2006, 2005, and 2004.

Securities having a fair value of approximately $198,967,000 and $148,861,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Company did not hold any trading securities during the year ended December 31, 2006 or 2005.

There was no investment that exceeded 10% of stockholders’ equity at December 31, 2006.

3. LOANS

The following table sets forth the major classifications of loans:

December 31,	2006	2005
(In thousands)
Real estate mortgage loans	$265,824	$242,928
Commercial, financial, and agricultural loans	36,498	31,644
Installment/consumer loans	8,848	9,827
Real estate construction loans	14,767	17,960

Total loans	325,937	302,359
Net deferred loan cost and fees	60	(95)
	325,997	302,264
Allowance for loan losses	(2,512)	(2,383)
Net loans	$323,485	$299,881

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

Allowance for Loan Losses
The following table sets forth changes in the allowance for loan losses.

December 31,	2006	2005	2004
(In thousands)
Allowance for loan losses
balance at beginning of period	$2,383	$2,188	$2,144
Charge-offs:
Real estate mortgage loans	-	7	3
Commercial, financial and agricultural loans	33	153	302
Installment/consumer loans	50	129	65
Total	83	289	370
Recoveries:
Real estate mortgage loans	7	17	23
Real estate construction loans	-	100	-
Commercial, financial and agricultural loans	59	37	61
Installment/consumer loans	61	30	30
Total	127	184	114

Net recoveries (charge-offs)	44	(105)	(256)
Provision for loan losses
charged to operations	85	300	300

Balance at end of period	$2,512	$2,383	$2,188

Past Due, Nonaccrual and Restructured Loans
Nonaccrual loans at December 31, 2006 and 2005 were $423,000 and $658,000, respectively. There were no loans 90 days or more past due that were still accruing at December 31, 2006 and 2005. Gross interest income on nonaccrual loans that would have been recorded under original terms during the year ended December 31, 2006, 2005, and 2004 were $10,000, $38,000, and $16,000, respectively. Gross interest income recorded on these loans during the year ended December 31, 2006, 2005 and 2004 were $21,000, $17,000, and $12,000, respectively.

As of December 31, 2006 and 2005, the Bank did not have any impaired loans as defined in SFAS No. 114. For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. As of December 31, 2006 there was one loan considered to be a troubled debt restructuring, totaling $118,000, as defined by SFAS No. 114. After review of the estimated fair value of the underlying collateral less the costs to sell, management believes it will be able to collect all amounts due without a shortfall according to the modified terms of the loan agreements. There were no restructured loans as December 31, 2005.

Related Party Loans
Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2006 and 2005.

The following table sets forth selected information about related party loans at December 31, 2006.

Balance Outstanding
(In thousands)
Balance at December 31, 2005	$1,788
New loans	206
Effective change in related parties	-
Advances	8
Repayments	(823)
Balance at December 31, 2006	$1,179

4. BANKING PREMISES AND EQUIPMENT

Banking premises and equipment consist of:

December 31,	2006	2005
(In thousands)
Land	$6,142	$6,142
Construction in progress	3,242	426
Building and improvements	8,741	8,632
Furniture and fixtures	7,108	6,797
Leasehold improvements	1,238	1,234
	26,471	23,231
Less: accumulated
depreciation and amortization	(8,466)	(7,591)
	$18,005	$15,640

5. DEPOSITS

Time Deposits
The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2006.

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
3 months or less	$13,633	$22,453	$36,086
Over 3 thru 6 months	9,149	4,640	13,789
Over 6 thru 12 months	3,778	2,484	6,262
Over 12 months thru 24 months	2,739	630	3,369
Over 24 months thru 36 months	534	110	644
Over 36 months thru 48 months	467	201	668
Over 48 months thru 60 months	-	-	-
Over 60 months	-	-	-
Total	$30,300	$30,518	$60,818

Deposits from principal officers, directors and their affiliates at year-end 2006 and 2005 were approximately $2,938,000 and $3,526,000, respectively. Public fund deposits at year-end 2006 and 2005 were $119,823,000 and $75,399,000, respectively.

6. INCOME TAXES

The components of the provision for income taxes are as follows:

Year Ended December 31,	2006	2005	2004
(In thousands)
Current:
Federal	$2,967	$4,087	$4,453
State	484	863	1,139
	3,451	4,950	5,592
Deferred:
Federal	310	(22)	152
State	90	1	27
	400	(21)	179
Total	$3,851	$4,929	$5,771

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Year Ended December 31,		2006		2005		2004
(Dollars in thousands)		Percentage		Percentage		Percentage
		of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Earnings	Amount	Earnings	Amount	Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$4,087	34%	$4,984	34%	$5,531	34%
Tax exempt interest	(706)	(6)	(665)	(5)	(552)	(4)
State taxes, net of Federal income tax benefit	379	3	568	4	767	5
Other	91	1	42	1	25	1
Provision for income taxes	$3,851	32%	$4,929	34%	$5,771	36%

Deferred tax assets and liabilities are comprised of the following:

December 31,	2006	2005
(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,102	$1,026
Depreciation	-	15
Total	1,102	1,041

Deferred tax liabilities:
Pension expense	(265)	(211)
Other	(219)	(203)
Depreciation	(332)	-

Total	(816)	(414)

Total before other comprehensive income	286	627

SFAS 115 deferred tax asset	1,025	1,596
Minimum SERP liability adjustment	-	59
Transition to SFAS 158	490	-
Net deferred tax asset	$1,801	$2,282

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

During 2001, the Bank adopted the Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”). The SERP provides benefits to certain employees, as recommended by the Compensation Committee of the Board of Directors and approved by the full Board of Directors, whose benefits under the pension plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan and the 401(k) Plan in the absence of such Internal Revenue Code limitations. The assets of the SERP are held in a rabbi trust to maintain the tax-deferred status of the individuals in the plan. As a result, the assets of the trust are reflected on the Consolidated Statements of Condition of the Company. The effective date of the SERP was January 1, 2001. SERP expense was $148,000, $208,000, and $149,000 in 2006, 2005 and 2004, respectively. During 2006, a payout from the SERP of approximately $105,000 was made pursuant to a severance agreement with the former Chief Operating Officer.

The following table sets forth the plans’ changes in obligations and funded status projected as of September 30, 2006 and 2005 (measurement dates).

	Pension Benefits		SERP Benefits
At December 31,	2006	2005	2006	2005
(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$4,631	$3,776	$1,181	$1,453
Service cost	424	317	65	87
Expenses	(43)	(40)	-	-
Interest cost	252	223	55	71
Benefits paid	(152)	(130)	(105)	-
Assumption changes and other	(169)	485	(77)	(430)
Benefit obligation at end of year	$4,943	$4,631	$1,119	$1,181

Change in plan assets, at fair value
Plan assets at beginning of year	$4,034	$3,759	-	-
Actual return on plan assets	500	445	-	-
Employer contribution	666	-	-	-
Benefit paid	(152)	(130)	-	-
Expenses	(43)	(40)	-	-
Plan assets at end of year	$5,005	$4,034	-	-

Funded status (plan assets less benefit obligations)	$916	$(596)	$(852)	$(1,181)
Unrecognized net actuarial loss/(gain)	-	1,107	-	78
Unrecognized prior service cost	-	137	-	-
Unrecognized transition (asset) liability	-	(3)	-	399
Minimum additional pension liability	-	-	-	(147)
Prepaid benefit (accrued) cost	$916	$645	$(852)	$(851)

Prior to adoption of SFAS 158, amount recognized in the balance sheet at December 31, 2005 consist of:

	Pension Benefits	SERP Benefits
At December 31,	2005	2005
(In thousands)
Prepaid benefit cost	$645	$-
Accrued benefit cost	-	(704)
Minimum additional pension liability	-	(147)
Other	-	-
Net amount recognized	$645	$(851)

 Amounts recognized in accumulated other comprehensive income at December 31, 2006 consist of:

	Pension Benefits	SERP Benefits
At December 31,	2006	2006
(In thousands)
Net loss	$725	$-
Prior service cost	128	-
Net transition obligation	-	371
Minimum additional pension liability	-	(147)
Net amount recognized	$853	$224

The accumulated benefit obligation was $3,717,000 and $945,000 for the pension plan and the SERP, respectively, as of December 31, 2006. As of December 31, 2005, the accumulated benefit obligation was $3,463,000 and $851,000 for the pension plan and the SERP, respectively.

	Pension Benefits			SERP Benefits
At December 31,	2006	2005	2004	2006	2005	2004
(In thousands)
Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income
Service cost	$424	$317	$277	$65	$87	$63
Interest cost	252	223	200	55	71	52
Expected return on plan assets	(327)	(296)	(208)	-	-	-
Amortization of net loss	40	25	25	-	22	6
Amortization of unrecognized prior service cost	9	10	9	-	-	-
Amortization of unrecognized transition (asset) obligation	(3)	(9)	(8)	28	28	28
Net periodic benefit cost	$395	$270	$295	$148	$208	$149

The estimated net loss and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $14,000 and $9,000. The estimated unrecognized net transition obligation for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $28,000.

Contributions to the pension plan were $665,900 while no contributions were made to the SERP for the year ended December 31, 2006. The Company is not required to contribute to the pension plan or SERP in 2007.

The following benefit payments, which reflect expected future service, as appropriate are expected to be paid as follows:

Year	Pension and SERP Payments
(In thousands)
2007	$136
2008	136
2009	135
2010	1,397
2011	191
2012-2016	930

The Company’s pension plan weighted-average asset allocations at September 30, 2006 and 2005 by asset category are as follows:

Plan Assets at September 30,	2006	2005
Asset Category:
Equity Securities	59.8%	58.8%
Debt Securities	39.9	41.2
Other	0.3	-
Total	100.0%	100.0%

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

The equities managed by Firm II are in a separately managed Large Cap Core Equity Fund. The portfolio is permitted to invest in a diversified range of securities in the United States (“US”) equity markets. Although the portfolio holds primarily common stocks, from time to time the portfolio may invest in other types of investments on an opportunistic basis.

Fixed Income: For both investment portfolios, the target allocation percentage for debt securities is 40%, but may vary from 30% to 50% at the investment manager’s discretion.

The Fixed Income Portfolio managed by Firm I operates with guidelines relating to types of debt securities, quality ratings, maturities, and maximum single and sector allocations.

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

	Pension Benefits			SERP Benefits
At December 31,	2006	2005	2004	2006	2005	2004
Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.75%	5.50%	6.00%	4.69%	4.68%	4.90%
Rate of compensation increase	4.50	4.50	4.00	5.00	5.00	4.00
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost (Income)
Discount rate	5.50%	6.00%	6.00%	4.73%	4.90%	5.14%
Rate of compensation increase	4.50	4.00	4.00	4.00	4.00	4.00
Expected long-term rate of return	8.00	8.00	8.00	-	-	-

b) 401(k) Plan

A savings plan is maintained under Section 401(k) of the Internal Revenue Code and covers substantially all current employees. Newly hired employees can elect to participate in the savings plan after completing six months of service. Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives. The savings plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2006, 2005 and 2004 the Bank made cash contributions of $128,000, $114,000, and $110,000, respectively.

c) Equity Incentive Plan

During 2006, the Bridge Bancorp, Inc. Equity Incentive Plan (the “Plan”) was approved by the shareholders to provide for the grant of options to purchase shares of common stock of the Company and for the award of shares of common stock as a bonus up to a total of 620,000. The plan supersedes the Bridge Bancorp, Inc. Equity Incentive Plan that was approved in 1996 and amended in 2001. Of the total 620,000 shares of common stock approved for issuance under the Plan, at December 31, 2006, 540,030 shares remain available for issuance.

The Compensation Committee of the Board of Directors determines options awarded under the Plan. The Company accounts for this Plan under SFAS 123(R).

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the following years:

For the Year Ended	2006	2005	2004
Risk free interest rate	4.70%	3.66%	3.02%
Expected dividend yield	3.67	3.76	2.75
Expected volatility	20.2	21.3	23.5

A summary of the status of the Company’s stock options as of December 31, 2006 follows.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, December 31, 2005	83,107	$16.88
Granted	63,983	$25.25
Exercised	(16,078)	$12.82
Forfeited	(2,767)	$25.68
Outstanding, December 31, 2006	128,245	$21.37	7.38 years	$444,835
Exercisable, December 31, 2006	74,059	$18.49	5.78 years	$444,835

	Number of
Range of Exercise Prices	Shares	Price
	9,900	$12.53
	19,683	$13.17-14.67
	17,100	$15.47
	11,471	$24.00
	63,983	$25.25
	6,108	$26.00-$30.60

The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2006 is $444,835. The figure is the same because the options that are unvested are antidilutive.

A summary of activity related to the stock option plan follows.

December 31,	2006	2005	2004
(Dollars in thousands, except for per share data)
Intrinsic value of options exercised	$180	$289	$549
Cash received from option exercised	49	216	203
Tax benefit realized from option exercises	21	16	21
Weighted average fair value of options granted	$4.45	$4.39	$4.12

A summary of the status of the Company’s unvested restricted stock shares as of December 31, 2006 follows.

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2005	7,214	$23.44
Granted	15,987	$25.25
Vested	(3,491)	$20.10
Forfeited	(12)	$30.60
Unvested, December 31, 2006	19,698	$25.50

During the year ended December 31, 2006 the Company granted 63,983 options to purchase shares of common stock of the Company. These options vest ratably over five years beginning December 31, 2006 and have a 10 year contractual term. Compensation expense attributable to these options was $68,000 for the year ended December 31, 2006. As of December 31, 2006, there was $217,000 of total unrecognized compensation costs related to nonvested stock options granted under the Plan.

The Company’s Equity Incentive Plan also provides for issuance of restricted stock awards. During the year ended December 31, 2006 the Company granted restricted stock awards of 15,987 shares. These awards cliff vest as of December 31, 2008. During the year ended December 31, 2005, the Company granted restricted stock awards of 1,239 shares. These awards vest over three years in

January of each year following the date of the award. Such shares are subject to restrictions based on continued service as employees of the Company or employees of subsidiaries of the Company. Compensation expense attributable to these awards was approximately $51,000, $65,000 and $73,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The related tax benefit recorded in 2006, 2005 and 2004 was $21,000, $22,000 and $26,000, respectively. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $85,000, $188,000 and $186,000, respectively. As of December 31, 2006, there was $411,000 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the Plan.

8. EARNINGS PER SHARE

The following is a reconciliation of earnings per share for December 31, 2006, 2005 and 2004. All share and per share amounts have been adjusted for the three-for-two stock split effective July 9, 2004.

For the Year Ended December 31,	2006	2005	2004
(In thousands, except per share data)
Net income	$8,168	$9,623	$10,377

Common equivalent shares:

Weighted average common shares outstanding	6,139	6,241	6,255
Weighted average common equivalent shares	20	34	75
Weighted average common and common equivalent shares	6,159	6,275	6,330
Basic earnings per share	$1.33	$1.54	$1.66
Diluted earnings per share	$1.33	$1.53	$1.64

There are approximately 70,091 options outstanding at December 31, 2006 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

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

a) Leases

The Company is obligated to make minimum annual rental payments under non-cancelable operating leases on its premises. Projected minimum rentals under existing leases are as follows:

December 31, 2006
(In thousands)
2007	$692
2008	628
2009	619
2010	435
2011	307
Thereafter	1,299
Total minimum rentals	$3,980

Certain leases contain renewal options and rent escalation clauses. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Rental expenses under these leases for the years ended December 31, 2006, 2005 and 2004 approximated $516,000, $456,000, and $501,000, respectively.

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

The following represents commitments outstanding:

December 31,	2006	2005
(In thousands)
Standby letters of credit	$2,736	$1,955
Loan commitments outstanding (1)	16,718	11,839
Unused equity lines	49,553	42,432
Unused construction lines	4,627	1,324
Unused lines of credit	31,220	23,154
Unused overdraft lines	13,560	12,268
Total commitments outstanding	$118,414	$92,972

(1)	Of the $16,718,000 of loan commitments outstanding, $1,710,000 are fixed rate commitments and $15,008,000 are variable rate commitments.

c) Other

During 2006, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. These balances averaged $807,000 in 2006.

During 2006, 2005 and 2004, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential mortgages and investment securities owned by the Bank. At December 31, 2006, the Bank had aggregate lines of credit of $52,000,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $32,000,000 is available on an unsecured basis. As of December 31, 2006, the Bank had $18,600,000 in such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2006, there was $52,500,100 available for transactions under this agreement. There were no balances outstanding at year-end.

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

Loans: The estimated fair values of real estate mortgage loans and other loans receivable are based on discounted cash flow calculations that use available market benchmarks when establishing discount factors for the types of loans. All nonaccrual loans are carried at their current fair value. Exceptions may be made for adjustable rate loans (with resets of one year or less), which would be discounted straight to their rate index plus or minus an appropriate spread.

The Bank’s Deposits: The estimated fair value of certificates of deposits are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for certificates of deposits maturities. Stated value is fair value for all other deposits.

Wholesale Funding: The estimated fair value of borrowed funds and wholesale certificates of deposit are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for funding maturities.

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements.

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

December 31,	2006		2005
(In thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$13,231	$13,231	$15,649	$15,649
Interest bearing deposits with banks	32	32	26	26
Securities available for sale	202,590	202,590	182,801	182,801
Securities restricted	878	878	1,377	1,377
Securities held to maturity	9,444	9,442	10,012	9,989
Loans	323,485	318,697	299,881	305,096
Accrued interest receivable	2,692	2,692	2,624	2,624

Financial Liabilities:
Demand and other deposits	504,412	504,365	468,025	467,544
Overnight borrowings	18,600	18,600	14,500	14,500
Accrued interest payable	855	855	328	328

Off-Balance-Sheet Liabilities
Commitments to extend credit	16,718	-	11,839	-

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated)
As of December 31,	2006
(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$50,312	12.6%	$32,032	>8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	47,800	11.9%	16,016	>4.0%	n/a	n/a
Tier 1 Capital (to average assets)	47,800	8.3%	23,075	>4.0%	n/a	n/a

As of December 31,	2005
(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$51,410	14.0%	$29,399	>8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	49,115	13.4%	14,699	>4.0%	n/a	n/a
Tier 1 Capital (to average assets)	49,115	9.1%	21,517	>4.0%	n/a	n/a

Bridgehampton National Bank
As of December 31,	2006
(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$50,152	12.5%	$32,019	>8.0%	$40,024	>10.0%
Tier 1 Capital (to risk weighted assets)	47,640	11.9%	16,010	>4.0%	24,015	> 6.0%
Tier 1 Capital (to average assets)	47,640	8.3%	23,073	>4.0%	28,841	> 5.0%

As of December 31,	2005
(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$51,234	14.0%	$29,392	>8.0%	$35,805	>10.0%
Tier 1 Capital (to risk weighted assets)	48,851	13.3%	14,696	>4.0%	21,483	> 6.0%
Tier 1 Capital (to average assets)	48,851	9.0%	21,658	>4.0%	27,073	> 5.0%

Under its current rules, the Federal Deposit Insurance Corporation does not impose a deposit insurance assessment on financial institutions, such as the Bank, that are, among other criteria, well-capitalized. On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. Once effective, this increased assessment will reduce our income.

12. BRIDGE BANCORP, INC. (PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

December 31,	2006	2005
(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2	$80
Dividend receivable	1,408	1,441
Other assets	157	82
Investment in the Bank	45,379	46,489
Total Assets	$46,946	$48,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends payable	$1,394	$1,428
Other liabilities	13	13
Total Liabilities	1,407	1,441

Stockholders’ Equity	53,715	50,936
Treasury stock at cost, 323,728 and 179,767 shares at
December 31, 2006 and 2005, respectively	(8,176)	(4,285)
Total Stockholders’ Equity	45,539	46,651
Total Liabilities and Stockholders’ Equity	$46,946	$48,092

Condensed Statements of Income

Year Ended December 31,	2006	2005	2004
(In thousands)
Dividend income from the Bank	$9,482	$6,390	$5,104
Other operating expenses	1	1	-
Income before income taxes and equity in
undistributed earnings of the Bank	9,481	6,389	5,104
Income tax provision	-	-	-
Income before equity in undistributed
earnings of the Bank	9,481	6,389	5,104
Equity in (overdistributed) undistributed earnings of the Bank	(1,313)	3,234	5,273
Net income	$8,168	$9,623	$10,377

Condensed Statements of Cash Flows

Year Ended December 31,	2006	2005	2004
(In thousands)
Operating Activities:
Net income	$8,168	$9,623	$10,377
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in overdistributed (undistributed) earnings of the Bank	1,313	(3,234)	(5,273)
Income tax benefit from exercise of employee stock options	21	16	7
Decrease in other assets	623	109	1,432
(Decrease) increase in other liabilities	(545)	11	(5)
Net cash provided by operating activities	9,580	6,525	6,538

Cash flows used by financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	49	216	203
Payment for the purchase of treasury stock	(4,039)	(2,134)	(611)
Dividends paid	(5,668)	(5,551)	(5,790)
Net cash used by financing activities	(9,658)	(7,469)	(6,198)

Net increase in cash and cash equivalents	(78)	(944)	340
Cash and cash equivalents at beginning of year	80	1,024	684
Cash and cash equivalents at end of year	$2	$80	$1,024

13. QUARTERLY FINANCIAL DATA (Unaudited)

Selected Consolidated Quarterly Financial Data

2006 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$7,555	$7,674	$8,281	$8,520
Interest expense	1,576	1,882	2,267	2,612
Net interest income	5,979	5,792	6,014	5,908
Provision for loan losses	-	-	-	85
Net interest income after provision for loan losses	5,979	5,792	6,014	5,823
Other income	739	1,260	1,200	1,214
Other expenses	3,769	4,073	4,137	4,023
Income before income taxes	2,949	2,979	3,077	3,014
Provision for income taxes	1,010	941	925	975
Net income	$1,939	$2,038	$2,152	$2,039
Basic earnings per share	$0.31	$0.33	$0.35	$0.34
Diluted earnings per share	$0.31	$0.33	$0.35	$0.34

2005 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$6,912	$7,004	$7,373	$7,424
Interest expense	916	1,033	1,118	1,252
Net interest income	5,996	5,971	6,255	6,172
Provision for loan losses	-	150	150	-
Net interest income after provision for loan losses	5,996	5,821	6,105	6,172
Other income	1,021	1,339	1,391	1,354
Other expenses	3,568	3,645	3,771	3,663
Income before income taxes	3,449	3,515	3,725	3,863
Provision for income taxes	1,199	1,190	1,251	1,289
Net income	$2,250	$2,325	$2,474	$2,574
Basic earnings per share	$0.36	$0.37	$0.40	$0.41
Diluted earnings per share	$0.36	$0.37	$0.39	$0.41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee
Board of Directors
Bridge Bancorp, Inc.
Bridgehampton, New York

We have audited the accompanying balance sheets of Bridge Bancorp, Inc. as of December 31, 2006 and 2005, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management's assessment, included in the accompanying Report By Management On Internal Control Over Financial Reporting, that Bridge Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bridge Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, management's assessment that Bridge Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 7 of the consolidated financial statements, Bridge Bancorp, Inc. changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans.

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC
Livingston, New Jersey
February 24, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, the Company’s Principal Executive Officer and Principal Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Company maintained effective internal control over financial reporting based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

“Item 1 - Election of Directors,” “Compliance with Section 16 (a) of the Exchange Act,” and “Code of Ethics” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Beneficial Ownership” and “Item 1 - Election of Directors”, set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

“Certain Relationships and Related Transactions, and Director Independence” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

“Item 2 - Ratification of the Appointment of Independent Auditors,” “Fees Paid to Crowe Chizek,” and “Policy on Audit Committee Pre-approval Of Audit and Non-audit Services of Independent Auditor” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following Consolidated Financial Statements, including notes thereto, and financial schedules of the Company, required in response to this item are included in Part II, Item 8.

1. Financial Statements	Page No.

Consolidated Statements of Condition	24
Consolidated Statements of Income	25
Consolidated Statements of Stockholders’ Equity	26
Consolidated Statements of Cash Flows	27
Notes to Consolidated Financial Statements	28
Report of Independent Registered Public Accountants	50

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

3. Exhibits.

See Index of Exhibits on page 54.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 15, 2007	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

March 15, 2007	/s/ Janet T. Verneuille
Janet T. Verneuille,
Executive Vice President, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2007	/s/ Raymond Wesnofske	,Director
Raymond Wesnofske

March 15, 2007	/s/ Thomas J. Tobin	,Director
Thomas J. Tobin

March 15, 2007	/s/ Thomas E. Halsey	,Director
Thomas E. Halsey

March 15, 2007	/s/ Marcia Z. Hefter	,Director
Marcia Z. Hefter

March 15, 2007	/s/ R. Timothy Maran	,Director
R. Timothy Maran

March 15, 2007	/s/ Charles I. Massoud	,Director
Charles I. Massoud

March 15, 2007	/s/ Howard H. Nolan	,Director
Howard H. Nolan

March 15, 2007	/s/ Dennis A. Suskind	,Director
Dennis A. Suskind

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Registrant’s amended Form 10, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10, File No. 0-18546, filed August 13, 1999)	*

3.2	Revised By-laws of the Registrant (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed November 2, 2004)	*

10.1	Employment Contract - Thomas J. Tobin (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed November 7, 2001)	*

10.2	Employment Contract - Janet T. Verneuille (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed November 7, 2001)	*

10.3	Employment Contract - Howard H. Nolan (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed November 7, 2006)

10.5	Equity Incentive Plan (incorporated by reference to Registrant’s Form S-8, File No. 0-18546, filed August 14, 2006)	*

23	Accountants’ Consent

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

* Denotes incorporated by reference.