Form 10-Q
period 2007-03-31
BRIDGE BANCORP INC
filed 2007-05-07
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 6,088,501 shares of common stock outstanding as of May 2, 2007.

BRIDGE BANCORP, INC.

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Condition as of March 31, 2007 and December 31, 2006

Consolidated Statements of Income for the Three months ended March 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Three months ended March 31, 2007

Consolidated Statements of Cash Flows for the Three months ended March 31, 2007 and 2006

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
(In thousands, except share and per share amounts)	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$20,753	$13,231
Interest earning deposits with banks	34	32
Federal funds sold	11,000	-
Total cash and cash equivalents	31,787	13,263

Securities available for sale, at fair value	188,968	202,590
Securities held to maturity (fair value of $9,986 and $9,442, respectively)	9,992	9,444
Total securities, net	198,960	212,034

Securities, restricted	716	878

Loans	336,263	325,997
Less: Allowance for loan losses	(2,571)	(2,512)
Loans, net	333,692	323,485

Banking premises and equipment, net	18,376	18,005
Accrued interest receivable	2,945	2,692
Other assets	3,595	3,287
Total Assets	$590,071	$573,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$178,225	$173,628
Savings, N.O.W. and money market deposits	299,693	269,966
Certificates of deposit of $100,000 or more	31,393	30,518
Other time deposits	30,553	30,300
Total deposits	539,864	504,412

Overnight borrowings	-	18,600
Accrued interest payable	617	855
Other liabilities and accrued expenses	3,265	4,238
Total Liabilities	543,746	528,105

Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,088,035
and 6,078,565 shares outstanding at March 31, 2007 and December 31, 2006, respectively	64	64
Surplus	21,691	21,565
Undivided profits	34,698	34,347
Less: Treasury Stock at cost, 298,271 and 307,741 shares at March 31, 2007 and
December 31, 2006, respectively	(8,102)	(8,176)
	48,351	47,800
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of taxes of $858 and $1,025 at March 31, 2007
and December 31, 2006, respectively	(1,290)	(1,525)
Transition due to the adoption of SFAS 158, net of taxes of $490	(736)	(736)
Total Stockholders’ Equity	46,325	45,539
Total Liabilities and Stockholders’ Equity	$590,071	$573,644
See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)
	For the three months ended March 31,
	2007	2006
Interest income:
Loans (including fee income)	$6,204	$5,571
Mortgage-backed securities	1,394	1,125
Tax exempt interest income:
State and municipal obligations	533	545
Taxable interest income:
U.S. Treasury and government agency securities	364	246
Federal funds sold	47	44
Other securities	12	23
Deposits with banks	2	1
Total interest income	8,556	7,555

Interest expense:
Savings, N.O.W. and money market deposits	2,100	1,262
Certificates of deposit of $100,000 or more	335	98
Other time deposits	271	123
Federal funds purchased	51	46
Other borrowed money	12	47
Total interest expense	2,769	1,576

Net interest income	5,787	5,979
Provision for loan losses	45	-

Net interest income after provision for loan losses	5,742	5,979

Other income:
Service charges on deposit accounts	561	504
Fees for other customer services	352	161
Title fee income	393	299
Net securities losses	(101)	(257)
Other operating income	29	32
Total other income	1,234	739

Other expenses:
Salaries and employee benefits	2,681	2,209
Net occupancy expense	443	343
Furniture and fixture expense	216	190
Other operating expenses	1,140	1,027
Total other expenses	4,480	3,769

Income before provision for income taxes	2,496	2,949
Provision for income taxes	747	1,010
Net income	$1,749	$1,939
Basic earnings per share	$0.29	$0.31
Diluted earnings per share	$0.29	$0.31
Comprehensive income	$1,984	$1,663

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands, except share and per share amounts)							Accumulated
							Other
	Common	Stock					Comprehensive
	Shares			Comprehensive	Undivided	Treasury	(Loss)
	Outstanding	Amount	Surplus	Income	Profits	Stock	Income	Total
Balance at December 31, 2006	6,078,565	$64	$21,565		$34,347	$(8,176)	$(2,261)	$45,539
Net income				$1,749	1,749			1,749
Stock awards vested	2,030							-
Stock awards forfeited	(307)		4			(4)		-
Exercise of stock options	7,747		56			78		134
Share based compensation expense			66					66
Cash dividends declared, $0.23 per share					(1,398)			(1,398)
Other comprehensive income, net of tax
Change in unrealized losses in securities available for sale, net of tax				235			235	235
Comprehensive income				$1,984

Balance at March 31, 2007	6,088,035	$64	$21,691		$34,698	$(8,102)	$(2,026)	$46,325

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Three months ended March 31,	2007	2006
Operating activities:
Net Income	$1,749	$1,939
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	45	-
Depreciation and amortization	304	224
Amortization and accretion, net	(30)	122
Share based compensation expense	66	13
Tax benefit from exercise of stock options
issued pursuant to equity incentive plan	25	-
Net securities losses	101	257
Increase in accrued interest receivable	(253)	(283)
(Increase) decrease in other assets	(475)	929
Decrease in accrued and other liabilities	(1,204)	(1,277)
Net cash provided by operating activities	328	1,924

Investing activities:
Purchases of securities available for sale	(3,250)	(18,287)
Purchases of securities, restricted	(1,931)	(3,629)
Purchases of securities held to maturity	(749)	(201)
Proceeds from sales of securities available for sale	8,484	17,288
Proceeds from redemption of securities, restricted	2,093	3,881
Proceeds from maturing securities available for sale	4,000	205
Proceeds from maturing securities held to maturity	201	82
Proceeds from principal payments on mortgage-backed securities	4,719	4,028
Net (increase) decrease in loans	(10,252)	1,537
Purchases of banking premises and equipment, net of disposals	(675)	(455)
Net cash provided by investing activities	2,640	4,449

Financing activities:
Net increase (decrease) in deposits	35,452	(1,410)
Decrease in other borrowings	(18,600)	(5,600)
Purchase of treasury stock	-	(391)
Net proceeds from exercise of stock options
issued pursuant to equity incentive plan	109	-
Cash dividends paid	(1,405)	(1,428)
Net cash provided (used) by financing activities	15,556	(8,829)

Increase (decrease) in cash and cash equivalents	18,524	(2,456)
Cash and cash equivalents beginning of period	13,263	15,675
Cash and cash equivalents end of period	$31,787	$13,219

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$3,006	$1,598
Income taxes	$1,235	$1,413
Noncash investing and financing activities:
Dividends declared and unpaid	$1,398	$1,425
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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, which reflect the potential dilution that could occur if outstanding stock options were exercised and dilutive stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.

Computation of Per Share Income	Three months ended
(in thousands, except per share data)	March 31,	March 31,
	2007	2006

Net Income	$1,749	$1,939

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,069	6,204
Weighted Average Common Equivalent Shares	12	28
Weighted Average Common and Common Equivalent Shares	6,081	6,232
Basic earnings per share	$0.29	$0.31
Diluted earnings per share	$0.29	$0.31

There are approximately 69,107 options outstanding and 17,513 shares of unvested restricted stock at March 31, 2007 that were not included in the computation of diluted earnings per share because the options’ exercise prices and the restricted stock grant prices were greater than the average market price of the common stock and were, therefore, antidilutive.

3. Repurchased Stock

For the three months ended March 31, 2007, the Company did not repurchase any shares as compared to repurchases of 15,375 during the three-month period ended March 31, 2006. Repurchased shares are held in the Company’s treasury account and may be utilized for general corporate purposes.

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

4. Stock Based Compensation Plans

Statement of Financial Accounting Standards 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Black-Scholes option pricing model is used to determine the grant date fair value of option grants. The Company adopted SFAS 123R beginning January 1, 2006 applying the modified prospective transition method. No new grants were awarded during the periods ended March 31, 2007 and March 31, 2006. Compensation expense attributable to stock options was $14,000 for the period ended March 31, 2007. Compensation expense attributable to restricted stock awards was $52,000 and $13,000 for the periods ended March 31, 2007 and 2006, respectively.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the first quarter of 2007 and 2006 was $81,000 and $14,000, respectively. The intrinsic value of options outstanding and exercisable at March 31, 2007 is $396,000. The effect of this pronouncement on future operations will depend on the fair value of future options issued and accordingly, cannot be determined at this time.

A summary of the status of the Company’s stock options as of March 31, 2007 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, December 31, 2006	128,245	$21.37
Granted	-	-
Exercised	(8,450)	$15.01
Forfeited	(984)	$25.25
Outstanding, March 31, 2007	118,811	$21.80	7.37 years	$408,592
Exercisable, March 31, 2007	66,359	$19.02	5.76 years	$408,592

	Number of
Range of Exercise Prices	Shares	Price
	9,900	$12.53
	14,808	$13.17-14.67
	13,525	$15.47
	11,471	$24.00
	62,999	$25.25
	6,108	$26.55-$30.60

A summary of the status of the Company’s unvested restricted stock shares as of March 31, 2007 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value

Unvested, December 31, 2006	19,850	$25.50
Granted	-	-
Vested	(2,030)	$25.70
Forfeited	(307)	$25.25
Unvested, March 31, 2007	17,513	$25.46

5. Securities

A summary of the amortized cost and estimated fair value of securities is as follows:

	March 31, 2007		December 31, 2006
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury and government agency securities	$30,204	$29,933	$34,123	$33,777
State and municipal obligations	48,971	48,748	49,008	48,843
Mortgage-backed securities	111,941	110,287	122,009	119,970
Total available for sale	191,116	188,968	205,140	202,590
Held to maturity:
State and municipal obligations	9,992	9,986	9,444	9,442
Total held to maturity	9,992	9.986	9,444	9,442
Total debt and equity securities	$201,108	$198,954	$214,584	$212,032

Securities having a fair value of approximately $183,826,000 and $198,967,000 at March 31, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Bank did not hold any trading securities during the three months ended March 31, 2007 or the year ended December 31, 2006.

6. Loans

The following table sets forth the major classifications of loans:

	March 31, 2007	December 31, 2006
(In thousands)
Real estate mortgage loans	$271,119	$265,824
Commercial, financial, and agricultural loans	40,355	36,498
Installment/consumer loans	8,590	8,848
Real estate construction loans	16,062	14,767
Total loans	336,126	325,937
Net deferred loan cost	137	60
	336,263	325,997
Allowance for loan losses	(2,571)	(2,512)
Net loans	$333,692	$323,485

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

Nonaccrual loans at March 31, 2007 and December 31, 2006 were $307,000 and $423,000, respectively. There were no loans 90 days or more past due that were still accruing at March 31, 2007 and December 31, 2006.

As of March 31, 2007 and December 31, 2006, there were no impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statement No. 5 and 15” (SFAS 114”). For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. As of March 31, 2007 and December 31, 2006, there was one loan considered to be a troubled debt restructuring, totaling $118,000, as defined by SFAS No. 114. After review of the estimated fair value of the underlying collateral less the costs to sell, management believes it will be able to collect all amounts due without a shortfall according to the modified terms of the loan agreement.

7. Allowance for Loan Losses

Management monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at March 31, 2007, management determined the allowance for loan losses to be adequate. The following table sets forth changes in the allowance for loan losses.

(In thousands)	For the Three Months Ended		For the Year Ended
	March 31, 2007	March 31, 2006	December 31, 2006
Beginning balance	$2,512	$2,383	$2,383
Provision for loan loss	45	-	85
Net recoveries (charge-offs)	14	(4)	44
Ending balance	$2,571	$2,379	$2,512

8. Income Taxes

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

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

Contributions to the pension plan were $500,000 while no contributions were made to the SERP for the three months ended March 31, 2007. The Company does not anticipate making any additional contributions to the pension plan through the end of the year.  Subsequent to March 31, 2007, payouts totaling approximately $100,000 will be made pursuant to the SERP to certain former executive officers.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations. The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income.

(In thousands)	At March 31,
	Pension Benefits		SERP Benefits
	2007	2006	2007	2006
Service cost	$111	$105	$15	$16
Interest cost	69	62	13	14
Expected return on plan assets	(96)	(81)	-	-
Amortization of net loss	3	10	-	-
Amortization of unrecognized prior service cost	2	2	-	-
Amortization of unrecognized transition (asset) obligation	-	(1)	7	7
Net periodic benefit cost	$89	$97	$35	$37

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006 and in other reports filed by the Company with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Quarterly Highlights

- net income of $1,749,000, or $0.29 per diluted share for the first quarter of 2007 as compared to net income of $1,939,000 or $0.31 per diluted share for the first quarter of 2006;

- total assets of $590,071,000 at March 31, 2007, a 12.4% increase over the same date last year;

- total loans of $336,263,000 at March 31, 2007, an 11.8% increase over March 31, 2006;

- continued strong credit quality;

- total deposits of $539,864,000 at March 31, 2007, a 15.7% increase over March 31, 2006;

- management of the net interest margin to 4.5% for the quarter;

- the opening of two new branches, Southampton Village and Cutchogue; and

- the declaration of a cash dividend of $0.23 for the first quarter 2007.

Principal Products and Services and Locations of Operations

The Bank operates thirteen branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For nearly a century, the Bank has maintained its focus on building customer relationships on eastern Long Island. The Bank engages in full service commercial and consumer banking business, including accepting time and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgages; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, and FHLMC mortgage-backed securities; (7) New York State and local municipal obligations; and (8) U.S. Treasury and government agency securities. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses and consumers.

Opportunities and Challenges

Growing profits in the current flat or inverted yield curve environment presents significant challenges to the Bank since, as a community bank, its income historically relies heavily on the interest rate spread between short term and long term rates. The ability for the Bank to borrow on a short term basis at a lower cost and invest on a long term basis at a higher yield is diminished. Pressure on net interest income persisted during the first quarter as the deposit base continued to shift to more interest bearing deposits resulting in higher funding costs. The growth in deposits assists in mitigating the increase in funding rates. The yield curve remained flat or slightly inverted during the quarter, and it remains less than certain that it will revert to the steepness of the past in the near future.

The net interest margin was 4.5% for the quarter ended March 31, 2007 as compared to 5.1% for the quarter ended March 31, 2006. Net interest income declined $192,000 in 2007 versus 2006 principally from increased funding costs of relationship-based promotional deposit products and rate-sensitive municipal deposit products. Non interest income grew 34.0% during the first quarter 2007 over the first quarter of 2006, primarily the result of an increase in title insurance services and deposit account fee income.

Non interest expense increased 18.9% for the first quarter 2007 over the same period last year, largely due to increased salary and benefits expense as well as increased facilities and marketing, primarily related to the new branches. Slowing the growth of non interest expense relative to revenues remains a top priority.

Net income of $1.7 million for the quarter represents a 9.8% decrease from net income of $1.9 million during the first quarter 2006. Diluted earnings per share for the quarter decreased 6.5% to $0.29 from $0.31 per diluted share for the same period last year.

The pace of loan originations continued to be strong during the first quarter, as total loans grew 11.8% or $35.5 million over the period ended March 31, 2006 to $336.3 million. The Company remains optimistic regarding continued loan growth during 2007. Additionally, total investment securities, excluding restricted securities, increased $10.1 million or 5.3% to $199.0 million at March 31, 2007 compared to the prior year.

During the quarter ended March 31, 2007, $45,000 was added to the allowance for loan losses, due primarily to growth in the loan portfolio during the quarter. The loan loss reserve remains healthy relative to existing nonperforming assets. Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island. While effects of sub prime lending can be seen in the marketplace in the form of impaired loans at other lending institutions, the Company has not seen evidence of a softening real estate market. The consistent and rigorous underwriting standards of the Bank preclude sub prime lending, and as such, management does not anticipate negative effects on the Bank’s loan portfolio.

Asset growth was funded by an increase in total deposits of 15.7% over March 31, 2006, including core deposit growth of 7.7%. Demand deposits at March 31, 2007 totaled $178.2 million, comprising 33.0% of total deposits at that date. Strategies to grow deposits were successful, as the Bank continued to offer relationship-based promotional deposit products.

Industry wide challenges are inherent in the current operating environment, most significant of which is persistent pressure on the net interest margin. Growth strategies have potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. The Bank is in the process of building out its 14th branch office which will be located in Wading River, NY. For the first time in our Company’s history, in 2007 three new branches will be opened in one year. Recognizing that a de novo branching strategy affects earnings in the short term on the expense side, it should position the Bank well for greater profitability in the long term. The Company remains dedicated to the continued return of long term value to shareholders.

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

The Classification Committee is comprised of both members of management and the Board of Directors. The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at March 31, 2007, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three-month period ended March 31, 2007 totaled $1,749,000 or $0.29 per diluted share as compared to $1,939,000 or $0.31 per diluted share for the same period in 2006. Changes for the three months ended March 31, 2007 compared to March 31, 2006 include: (i) $192,000 or 3.2% decrease in net interest income; (ii) $339,000 or 34.0% increase in total other income as a result of higher fee income for customer services and higher title fee income and (iii) $711,000 or 18.9% increase in total other expenses, primarily due to increased salaries and employee benefits and increased operational and marketing costs related to expanding the Company’s infrastructure and the opening of new branch offices. In addition, a net loss of $101,000 was realized due to the repositioning of the available for sale investment portfolio during the first quarter of 2007 as compared to a net loss of $257,000 realized during the first quarter of 2006. The effective income tax rate decreased to 29.9% from 34.3% for the same period last year.

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

Three months ended March 31,	2007			2006
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$328,234	$6,204	7.7%	$297,824	$5,571	7.6%
Mortgage-backed securities	120,904	1,394	4.6	104,762	1,125	4.3
Tax exempt securities (1)	58,825	760	5.2	61,410	829	5.4
Taxable securities	33,975	364	4.3	28,095	246	3.5
Federal funds sold	3,603	47	5.2	3,950	44	4.5
Securities, restricted	755	12	6.5	901	23	10.4
Deposits with banks	39	2	20.8	82	1	5.0
Total interest earning assets	546,335	8,783	6.5	497,024	7,839	6.4
Non interest earning assets:
Cash and due from banks	15,039			15,024
Other assets	21,490			17,937
Total assets	$582,864			$529,985

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$294,640	$2,100	2.9%	$254,752	$1,262	2.0%
Certificates of deposit of $100,000
or more	31,366	335	4.3	17,750	98	2.2
Other time deposits	29,068	271	3.8	23,870	123	2.1
Federal funds purchased	3,733	51	5.5	4,000	46	4.7
Other borrowed money	863	12	5.6	3,908	47	4.9
Total interest bearing liabilities	359,670	2,769	3.1	304,280	1,576	2.1
Non interest bearing liabilities:
Demand deposits	173,174			176,691
Other liabilities	3,818			1,324
Total liabilities	536,662			482,295
Stockholders’ equity	46,202			47,690
Total liabilities and stockholders’ equity	$582,864			$529,985

Net interest income/interest rate spread (2)		6,014	3.4%		6,263	4.3%

Net interest earning assets/net interest margin (3)	$186,665		4.5%	$192,744		5.1%

Ratio of interest earning assets to
interest bearing liabilities			151.9%			163.3%

Less: Tax equivalent adjustment		(227)			(284)

Net interest income		$5,787			$5,979

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in the volume of average interest earning assets and interest bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of this table, changes which are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include nonaccrual loans.

	Three months ended March 31
	2007 Over 2006
(In thousands)	Changes Due To
	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans (including loan fee income)	$574	$59	$633
Mortgage-backed securities	183	86	269
Tax exempt securities (1)	(35)	(34)	(69)
Taxable securities	57	61	118
Federal funds sold	(19)	22	3
Securities, restricted	(3)	(8)	(11)
Deposits with banks	(12)	13	1
Total interest earning assets	745	199	944

Interest expense on interest bearing liabilities:

Savings, N.O.W. and money market deposits	221	617	838
Certificates of deposit of $100,000 or more	107	130	237
Other time deposits	32	116	148
Federal funds purchased	(17)	22	5
Other borrowed money	(79)	44	(35)
Total interest bearing liabilities	264	929	1,193
Net interest income	$481	$(730)	$(249)

        (1) The above table is presented on a tax equivalent basis.

The net interest margin compression continued in the first quarter 2007. The net interest margin decreased to 4.5% from 5.1% from the same three-month period in 2006. Net interest income was $5,787,000 for the three months ended March 31, 2007 compared to $5,979,000 from the same period last year. The decrease in net interest income of $192,000 or 3.2% primarily resulted from the effect of the increase in rates for the average total interest bearing liabilities being greater than the effect of the increase in the rate of average total interest earning assets. Yields on interest bearing liabilities increased 102 basis points during the period ended March 31, 2007 compared to the prior year, which were partly offset by increased yields of 13 basis points on interest earning assets. Relationship-based promotional deposit products were used during the second half of 2006 and in the first quarter of 2007 to retain and develop the existing customer base while attracting new customers to the Bank. Competition for both core and municipal deposits continued to result in the increased cost of interest bearing liabilities at 3.1% for the period ended March 31, 2007 as opposed to a cost of 2.1% during the same period in 2006.

Average total interest earning assets increased to $546,335,000 from $497,024,000 or 9.9% and there was an increase in the yield on average interest earning assets to 6.5% from 6.4% for the quarter ended March 31, 2007 compared to the same period last year. Average interest bearing liabilities increased 18.2% to $359,670,000 from $304,280,000 and the cost of average interest bearing liabilities increased to 3.1% from 2.1% for the three-month period ended March 31, 2007 compared to the same period last year. In addition, part of the increase in the cost of certificates of deposit greater than $100,000 is driven by the balance of $4,000,000 in brokered certificates of deposit. Because the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

Average loans grew by $30,410,000 or 10.2% when compared to the same three-month period in 2006. Real estate mortgage loans contributed to the growth as well as increases in commercial, financial, and agricultural loans and real estate construction loans. The Bank is committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Total average investments increased $19,291,000 or 9.9% in the first quarter of 2007 compared to the same three-month period in 2006. Average mortgage-backed securities increased 15.4% to $120,904,000 and taxable securities increased $5,880,000 or 20.9% when compared to the same three-month period in 2006. To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during the first quarter resulting in a net loss of $101,000. Average tax exempt securities decreased 4.2% to $58,825,000 from $61,410,000. Average federal funds sold also decreased $347,000 or 8.8% over the same period in the prior year.

Average deposits increased by $55,185,000, or 11.7% for the quarter ended March 31, 2007 over the same three-month period last year. Components of this increase include increases in average balances for certificates of deposit of $100,000 or more, savings, N.O.W. and money market deposits and other time deposits. This increase was offset by a slight decrease in average demand deposits of $3,517,000 or 2.0%. Average federal funds purchased and other borrowings decreased to $4,596,000 for the first quarter of 2007 from $7,908,000 for the same three-month period in 2006. Average public fund deposits increased $44,433,000 from the prior year comprising 26.8% of total average deposits at March 31, 2007 and 20.5% of total average deposits at March 31, 2006.

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

The credit quality of the loan portfolio remained strong for the quarter ended March 31, 2007. Since December 31, 2006, nonaccrual loans decreased to $307,000 from $423,000, representing 0.1% of net loans at March 31, 2007 and December 31, 2006. As of March 31, 2007 and December 31, 2006 the Company had one loan considered to be a troubled debt restructuring, as defined by SFAS No. 114, totaling $118,000. After review of the estimated fair value of the underlying collateral less the costs to sell, management believes it will be able to collect all amounts due without a shortfall according to the modified terms of the loan agreements. The Bank had no foreclosed real estate at March 31, 2007 and December 31, 2006. The Bank recognized net recoveries in the amount of $14,000 for the three months ended March 31, 2007 as compared to net charge-offs of $4,000 for the same period in 2006.

Loans of approximately $3,292,000 or 1.0% of total loans at March 31, 2007 were classified as potential problem loans. This was a decrease of $864,000 from $4,156,000 or 1.3% of total loans at December 31, 2006. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, and the growth in our loan portfolio, a provision for loan losses of $45,000 was recorded during the first three months of 2007 and no provision for loan loss was recorded during the first three months of 2006. Net recoveries were $14,000 for the three months ended March 31, 2007 and net charge-offs were $4,000 for the three months ended March 31, 2006. The allowance for loan losses increased to $2,571,000 at March 31, 2007, as compared to $2,512,000 at December 31, 2006 and $2,379,000 at March 31, 2006. As a percentage of total loans, the allowance remained at 0.77% at March 31, 2007 from December 31, 2006. The allowance for loan losses as a percentage of total loans was 0.79% as of March 31, 2006.

Non Interest Income

Total other income increased during the three-month period ended March 31, 2007 by $495,000 or 67.0% from the same period last year. Net losses on sales of securities during the three months ended March 31, 2007 totaled $101,000, compared to $257,000 for the three-month period ended March 31, 2006. Excluding net securities losses, total other income increased $339,000 or 34.0% for the three months ended March 31, 2007. Fees for other customer services totaled $352,000 and service charges on deposit accounts totaled $561,000 for the three-month period ended March 31, 2007, reflecting increases of $191,000 and $57,000, respectively, from the same three-month period in 2006.
For the three-month periods ended March 31, 2007 and 2006, Bridge Abstract generated title fee income of $393,000 and $299,000, respectively.

Non Interest Expense

Total other expenses increased during the three-month period ended March 31, 2007 by $711,000 or 18.9% over the same period last year. The primary components of this increase were salary and benefit expense increasing $472,000 or 21.4% for the three-month period ended March 31, 2007 over the same period last year. Total other operating expenses for the three-month period ended March 31, 2007 totaled $1,140,000, an increase of $113,000 or 11.0% over the same period last year. Increases in salaries and employee benefit costs and other operating expenses were due to base salary increases as well as filling open and new positions, including filling the Chief Operating Officer position, and increased facilities and marketing costs primarily related to the new branches.

Income Taxes

The provision for income taxes decreased during the three-month period ended March 31, 2007 by $263,000 or 26.0% from the same period last year due to the reduction in income before provision for income taxes and a lower effective rate. The reduction in tax rate primarily resulted from a greater percentage of interest income from tax exempt securities in 2007. The effective tax rate for the three-month period ended March 31, 2007 decreased to 29.9% as compared to 34.3% for the same period last year.

Financial Condition

Assets totaled $590,071,000 at March 31, 2007, an increase of $16,427,000 or 2.9% from December 31, 2006. This change is primarily a result of increases in total loans of $10,266,000 or 3.2% and cash and cash equivalents of $18,524,000 or 139.7% offset by decreases in the investment portfolio of $13,236,000 or 6.2%. Savings, N.O.W. and money market deposits increased $29,727,000 as of March 31, 2007 from December 31, 2006. Demand deposits, certificates of deposit of $100,000 or more and other time deposits also increased $5,725,000 or 2.44%. Overnight borrowings decreased $18,600,000 as of March 31, 2007 from December 31, 2006.

Total stockholders’ equity was $46,325,000 at March 31, 2007, an increase of 1.7% from December 31, 2006 primarily due to net income of $1,749,000 and a decrease in net unrealized loss on securities of $235,000 , partially offset by the declaration of dividends totaling $1,398,000.

In March 2007, the Company declared a quarterly dividend of $0.23 per share. The Company continues its long term trend of uninterrupted dividends.

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

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Company at March 31, 2007 were limited to $1,774,000, which represents the Bank’s 2007 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, growth in core deposits and sources of wholesale funding such as brokered certificates of deposits. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At March 31, 2007, the Bank had aggregate lines of credit of $67,000,000 with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $47,000,000 is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of March 31, 2007, the
Bank had issued $4,000,000 of brokered certificates of deposits. As of March 31, 2007, the Bank had no overnight borrowings.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix. The Asset and Liability Committee is comprised of members of senior management and the Board. Excess short term liquidity is invested in overnight federal funds sold. As of March 31, 2007, the amount of overnight federal funds sold was $11,000,000.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2007, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s. At March 31, 2007 and December 31, 2006, actual capital levels and minimum required levels for the Bank were as follows:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
(Dollars in thousands)	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2007
Total Capital (to risk weighted assets)	$50,063	12.1%	$33,097	>8.0%	$41,372	>10.0%
Tier 1 Capital (to risk weighted assets)	47,492	11.5%	16,549	>4.0%	24,823	>6.0%
Tier 1 Capital (to average assets)	47,492	8.2%	23,309	>4.0%	29,136	>5.0%

As of December 31, 2006
Total Capital (to risk weighted assets)	$50,152	12.5%	$32,019	>8.0%	$40,024	>10.0%
Tier 1 Capital (to risk weighted assets)	47,640	11.9%	16,010	>4.0%	24,015	> 6.0%
Tier 1 Capital (to average assets)	47,640	8.3%	23,073	>4.0%	28,841	> 5.0%

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

Recent Regulatory and Accounting Developments

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Adoption of SFAS 155 on January 1, 2007 did not have a significant impact on the Company's financial statements.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109." The Company adopted Interpretation No. 48 on January 1, 2007. See Note 8 - Income Taxes for additional information.

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

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." The recognition and disclosure provisions of SFAS 158 were adopted by the Company for its financial statements for the year ended December 31, 2006. See Note 9 - Employee Benefits for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. It is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has decided not to early adopt SFAS 159 and is currently evaluating the impact of the adoption with respect to its current practice of measuring fair value and disclosure in its financial statements.

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

At March 31, 2007, $192,395,000 or 96.4% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholder’s equity. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Increases in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, and therefore an increase in the average life of such loans, may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a twelve-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis at March 31, 2007:

	March 31, 2007		December 31, 2006
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(RATE SHOCK)	Interest Income		Interest Income
(In thousands)
	$ Change	% Change	$ Change	% Change
200	$(1,625)	(6.62)%	$(1,501)	(5.87)%
Static	-	-	-	-
(200)	$38	0.16%	$(27)	(0.11)%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

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

BRIDGE BANCORP, INC.
Registrant

May 7, 2007	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

May 7, 2007	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

Date: May 7, 2007

/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a)

I, Howard H. Nolan, certify that:

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

Date: May 7, 2007

/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO RULE 13a-14(b) 18 U.S.C. SECTION 1350,

As adopted pursuant to

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bridge Bancorp, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission, (the “Report”), we, Thomas J. Tobin, President and Chief Executive Officer of the Company and, Howard H. Nolan, Senior Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer of the Company , hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 7, 2007	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Operating Officer and Interim Chief Executive Officer