Form 10-Q
period 2007-06-30
BRIDGE BANCORP INC
filed 2007-08-08
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 6,089,001 shares of common stock outstanding as of August 3, 2007.

BRIDGE BANCORP, INC.

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Condition as of June 30, 2007 and December 31, 2006

Consolidated Statements of Income for the Three and Six months ended June 30, 2007 and 2006

Consolidated Statement of Stockholders’ Equity for the Six months ended June 30, 2007

Consolidated Statements of Cash Flows for the Six months ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit 10.1	Material Contracts
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
(In thousands, except share and per share amounts)	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$14,094	$13,231
Interest earning deposits with banks	58	32
Federal funds sold	13,500	-
Total cash and cash equivalents	27,652	13,263

Securities available for sale, at fair value	187,849	202,590
Securities held to maturity (fair value of $4,987 and $9,442 respectively)	4,992	9,444
Total securities, net	192,841	212,034

Securities, restricted	812	878

Loans	346,857	325,997
Less: Allowance for loan losses	(2,638)	(2,512)
Loans, net	344,219	323,485

Banking premises and equipment, net	18,298	18,005
Accrued interest receivable	2,716	2,692
Other assets	4,594	3,287
Total Assets	$591,132	$573,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$193,863	$173,628
Savings, N.O.W. and money market deposits	285,446	269,966
Certificates of deposit of $100,000 or more	33,664	30,518
Other time deposits	28,085	30,300
Total deposits	541,058	504,412

Overnight borrowings	-	18,600
Accrued interest payable	571	855
Other liabilities and accrued expenses	4,025	4,238
Total Liabilities	545,654	528,105

Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,087,168
and 6,078,565 shares outstanding at June 30, 2007 and December 31, 2006, respectively	64	64
Surplus	21,766	21,565
Undivided profits	35,505	34,347
Less: Treasury Stock at cost, 299,138 and 307,741 shares at June 30, 2007 and December 31, 2006, respectively	(8,113)	(8,176)
	49,222	47,800
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of taxes of $1,980 and $1,025 at June 30, 2007 and December 31, 2006, respectively	(3,008)	(1,525)
Transition due to the adoption of SFAS 158, net of taxes of $490	(736)	(736)
Total Stockholders’ Equity	45,478	45,539
Total Liabilities and Stockholders’ Equity	$591,132	$573,644
See accompanying notes to the Unaudited Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)
	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Interest income:
Loans (including fee income)	$6,506	$5,723	$12,710	$11,294
Mortgage-backed securities	1,353	1,186	2,747	2,311
Tax exempt interest income:
State and municipal obligations	522	535	1,055	1,080
Taxable interest income:
U.S. Treasury and government agency securities	271	178	635	424
Federal funds sold	195	39	242	83
Other securities	15	12	27	35
Deposits with banks	-	1	2	2
Total interest income	8,862	7,674	17,418	15,229

Interest expense:
Savings, N.O.W. and money market deposits	2,074	1,420	4,174	2,682
Certificates of deposit of $100,000 or more	345	136	680	234
Other time deposits	274	136	545	259
Federal funds purchased	14	79	65	125
Other borrowed money	-	111	12	158
Total interest expense	2,707	1,882	5,476	3,458

Net interest income	6,155	5,792	11,942	11,771
Provision for loan losses	50	-	95	-

Net interest income after provision for loan losses	6,105	5,792	11,847	11,771

Other income:
Service charges on deposit accounts	655	586	1,216	1,090
Fees for other customer services	419	340	771	501
Title fee income	386	263	779	562
Net securities losses	-	-	(101)	(257)
Other operating income	81	71	110	103
Total other income	1,541	1,260	2,775	1,999

Other expenses:
Salaries and employee benefits	2,523	2,280	5,204	4,489
Net occupancy expense	405	332	848	675
Furniture and fixture expense	202	206	418	396
Other operating expenses	1,246	1,255	2,386	2,282
Total other expenses	4,376	4,073	8,856	7,842

Income before provision for income taxes	3,270	2,979	5,766	5,928
Provision for income taxes	1,063	941	1,810	1,951
Net income	$2,207	$2,038	$3,956	$3,977
Basic earnings per share	$0.36	$0.33	$0.65	$0.64
Diluted earnings per share	$0.36	$0.33	$0.65	$0.64
Comprehensive income	$489	$698	$2,473	$2,361

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands, except share and per share amounts)
							Accumulated
	Common Stock						Other
	Shares			Comprehensive	Undivided	Treasury	Comprehensive
	Outstanding	Amount	Surplus	Income	Profits	Stock	Loss	Total
Balance at December 31, 2006	6,078,565	$64	$21,565		$34,347	$(8,176)	$(2,261)	$45,539
Net income				$3,956	3,956			3,956
Stock awards vested	2,030							-
Stock awards forfeited	(1,674)		21			(21)		-
Exercise of stock options	8,247		58			84		142
Share based compensation expense			122					122
Cash dividends declared, $0.46 per share					(2,798)			(2,798)
Other comprehensive income, net of tax
Change in unrealized losses in securities available for sale, net of tax				(1,483)			(1,483)	(1,483)
Comprehensive income				$2,473

Balance at June 30, 2007	6,087,168	$64	$21,766		$35,505	$(8,113)	$(3,744)	$45,478

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Six months ended June 30,	2007	2006
Operating activities:
Net Income	$3,956	$3,977
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	95	-
Depreciation and amortization	617	445
Amortization and accretion, net	(13)	220
Share based compensation expense	122	33
Tax benefit from exercise of stock options issued pursuant to equity incentive plans	(25)	-
Net securities losses	101	257
(Increase) decrease in accrued interest receivable	(24)	316
(Increase) decrease in other assets	(327)	575
Decrease in accrued and other liabilities	(490)	(140)
Net cash provided by operating activities	4,012	5,683

Investing activities:
Purchases of securities available for sale	(23,377)	(27,086)
Purchase of securities, restricted	(2,027)	(8,235)
Purchases of securities held to maturity	(2,249)	(201)
Proceeds from sales of securities available for sale	8,484	17,288
Proceeds from redemption of securities, restricted	2,093	8,221
Proceeds from maturing securities available for sale	17,918	4,775
Proceeds from maturing securities held to maturity	6,701	8,226
Proceeds from principal payments on mortgage-backed securities	9,190	8,825
Net increase in loans	(20,829)	(8,744)
Purchases of banking premises and equipment, net of disposals	(910)	(1,288)
Net cash (used in) provided by investing activities	(5,006)	1,781

Financing activities:
Net increase (decrease) in deposits	36,646	(15,290)
(Decrease) increase in other borrowings	(18,600)	9,800
Proceeds from exercise of stock options
issued pursuant to equity incentive plan	142	-
Purchases of Treasury Stock	-	(1,912)
Cash dividends paid	(2,805)	(2,853)
Net cash provided by (used in) financing activities	15,383	(10,255)

Increase (decrease) in cash and cash equivalents	14,389	(2,791)
Cash and cash equivalents beginning of period	13,263	15,675
Cash and cash equivalents end of period	$27,652	$12,884

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$5,760	$3,432
Income taxes	$1,823	$1,643
Noncash investing and financing activities:
Dividends declared and unpaid	$1,401	$1,415

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods.  Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.  Actual future results could differ significantly from those estimates.  The annualized results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year.  Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.  The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Computation of Per Share Income	Three months ended		Six months ended
(in thousands, except per share data)	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net Income	$2,207	$2,038	$3,956	$3,977

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,072	6,176	6,071	6,190
Weighted Average Common Equivalent Shares	18	29	20	28
Weighted Average Common and Common Equivalent Shares	6,090	6,205	6,091	6,218
Basic earnings per share	$0.36	$0.33	$0.65	$0.64
Diluted earnings per share	$0.36	$0.33	$0.65	$0.64

There were approximately 64,595 options outstanding that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.  There were approximately 16,146 shares of unvested restricted stock at June 30, 2007 that were antidilutive and not included in the computation of diluted earnings per share.

3.  Repurchased Stock

For the six months ended June 30, 2007, the Company did not repurchase any shares as compared to 73,675 shares repurchased during the six-month period ended June 30, 2006.  Repurchasedshares are held in the Company’s treasury account, and may be utilized for general corporate purposes.

4. Stock Based Compensation Plans

Statement of Financial Accounting Standards 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation,Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service.  The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options.  The Black-Scholes option pricing model is used to determine the grant date fair value of option grants.  The Company adopted SFAS 123R beginning January 1, 2006 applying the modified prospective transition method.  No new grants were awarded during the periods ended June 30, 2007 and June 30, 2006.  Compensation expense attributable to stock options was $13,000 and $27,000 for the three month period and six month period ended June 30, 2007, respectively.  Compensation expense attributable to restricted stock awards was $43,000 and $95,000 for the three month period and six month period ended June 30, 2007, respectively, and $13,000 and $26,000 for the three month period and six month period ended June 30, 2006, respectively.

The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of options exercised during the six month period ended June 30, 2007 and 2006 was $81,000 and $15,000, respectively.  The intrinsic value of options outstanding and exercisable at June 30, 2007 was $369,000.  The effect of this pronouncement on future operations will depend on the fair value of future options issued and accordingly, cannot be determined at this time.

A summary of the status of the Company’s stock options as of June 30, 2007 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, December 31, 2006	128,245	$21.37
Granted	-	-
Exercised	(8,950)	$15.03
Forfeited	(5,497)	$25.25
Outstanding, June 30, 2007	113,798	$21.69	7.03 years	$369,483
Exercisable, June 30, 2007	65,612	$19.02	5.50 years	$369,483

	Number of
Range of Exercise Prices	Shares	Price
	9,900	$12.53
	14,808	$13.17-14.67
	13,025	$15.47
	11,471	$24.00
	58,486	$25.25
	6,108	$26.55-$30.60

A summary of the status of the Company’s unvested restricted stock shares as of June 30, 2007 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value

Unvested, December 31, 2006	19,850	$25.50
Granted	-	-
Vested	(2,030)	$25.70
Forfeited	(1,674)	$25.36
Unvested, June 30, 2007	16,146	$25.47

5. Securities

A summary of the amortized cost and estimated fair value of securities follows.

	June 30, 2007		December 31, 2006
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury and government agency securities	$29,067	$28,847	$34,123	$33,777
State and municipal obligations	42,019	41,221	49,008	48,843
Mortgage-backed securities	121,750	117,781	122,009	119,970
Total available for sale	192,836	187,849	205,140	202,590
Held to maturity:
State and municipal obligations	4,992	4,987	9,444	9,442
Total held to maturity	4,992	4,987	9,444	9,442
Total debt and equity securities	$197,828	$192,836	$214,584	$212,032

Securities having a fair value of approximately $182,892,000 and $198,967,000 at June 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and Federal Home Loan Bank and the Federal Reserve Bank overnight borrowings.  The Company did not hold any trading securities during the six months ended June 30, 2007 or the year ended December 31, 2006.

6. Loans

The following table sets forth the major classifications of loans.

	June 30, 2007	December 31, 2006
(In thousands)

Real estate mortgage loans	$276,429	$265,824
Commercial, financial, and agricultural loans	44,146	36,498
Installment/consumer loans	9,532	8,848
Real estate construction loans	16,525	14,767
Total loans	346,632	325,937
Net deferred loan cost	225	60
	346,857	325,997
Allowance for loan losses	(2,638)	(2,512)
Net loans	$344,219	$323,485

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

Nonaccrual loans at June 30, 2007 and December 31, 2006 were $222,000 and $423,000, respectively.  There were no loans 90 days or more past due that were still accruing, or any restructured loans at June 30, 2007 and December 31, 2006.

As of June 30, 2007 and December 31, 2006, there were no impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15” (SFAS 114”).  For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Additionally management applies its normal loan review procedures in making these judgments.  As of June 30, 2007, there were no loans considered to be a troubled debt restructuring. As of December 31, 2006, there was one loan considered to be a troubled debt restructuring, totaling $118,000, as defined by SFAS No. 114.  After review of the estimated fair value of the underlying collateral less the costs to sell, management believed it would be able to collect all amounts due without a shortfall according to the modified terms of the loan agreement.  Subsequent to December 31, 2006, six consecutive payments were made on this loan in accordance with the modified loan terns hence it is no longer classified as a troubled debt restructuring.

7. Allowance for Loan Losses

Management monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, changes in the loan portfolio and various types of concentrations of credit.  Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.  Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio.  Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at June 30, 2007, management determined the allowance for loan losses to be adequate. The following table sets forth changes in the allowance for loan losses.

(In thousands)	For the Six Months Ended		For the Year Ended
	June 30, 2007	June 30, 2006	December 31, 2006
Beginning balance	$2,512	$2,383	$2,383
Provision for loan loss	95	-	85
Net recoveries	31	3	44
Ending balance	$2,638	$2,386	$2,512

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest and penalties at June 30, 2007.

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

Contributions to the pension plan were $500,000 while no contributions were made to the SERP for the six months ended June 30, 2007.  The Company does not anticipate making any additional contributions to the pension plan through the end of the year.  During the second quarter ended June 30, 2007, payouts totaling approximately $100,000 were made pursuant to the SERP to certain former executive officers.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.  The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income.

(In thousands)	Three months ended June 30,				Six months ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$113	$105	$15	$16	$224	$210	$30	$32
Interest cost	70	63	13	13	139	125	26	27
Expected return on plan assets	(100)	(81)	-	-	(196)	(162)	-	-
Amortization of net loss	4	10	-	-	7	20	-	-
Amortization of unrecognized prior service cost	2	2	-	-	4	4	-	-
Amortization of unrecognized transition (asset) obligation	-	-	7	7	-	(1)	14	14
Net periodic benefit cost	$89	$99	$35	$36	$178	$196	$70	$73

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”).  Such forward-looking statements which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company.  Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements.  Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the abstract subsidiary and banking services as well as product sales; market share; expense levels; and other business operations and strategies.  For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

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

Quarterly Highlights

- net income for the second quarter 2007 of $2,207,000 or $0.36 diluted earnings per share, representing increases of 8.3% and 9.1%, respectively, over the second quarter 2006;
- net income for the six months ended June 30, 2007 of $3,956,000 or $0.65 diluted earnings per share, compared to $3,977,000 and $0.64, respectively, for the same period last year;
- growth in net interest income of 6.3% for the second quarter of 2007 and 1.5% for the first six months of 2007 over last year;

- an increase in other income of 22.3% for the second quarter and 27.5% for the first six months of 2007 over 2006;
- total assets of $591,132,000 at June 30, 2007, a 12.5% increase over the same date last year;
- total loans of $346,857,000 at June 30, 2007, an 11.5% increase over June 30, 2006;
- continued strong credit quality;
- total deposits of $541,058,000 at June 30, 2007, a 19.5% increase over June 30, 2006, incorporating 5.9% demand deposit growth;
- management of the net interest margin to 4.6% for the first six months of 2007;
- returns on average equity and average assets for the first six months of 2007 of 17.10% and 1.35%, respectively; and
- the declaration of a cash dividend of $0.23 for the second quarter 2007, continuing Company’s long term trend of uninterrupted dividends.

Principal Products and Services and Locations of Operations

The Bank operates thirteen branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For nearly a century, the Bank has maintained its focus on building customer relationships on eastern Long Island. The Bank engages in full service commercial and consumer banking business, including accepting time and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential loan; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, and FHLMC mortgage-backed securities; (7) New York State and local municipal obligations; and (8) U.S. Treasury and government agency securities. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts. During the second quarter the Bank began testing of remote deposit capture, providing added convenience to commercial non cash depositors and the ability for the Bank to expand its footprint into areas without local branches. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses and consumers.

Opportunities and Challenges

Growing profits in the current flat or inverted yield curve environment presents significant challenges to the Bank since, as a community bank, its income historically relies heavily on the interest rate spread between short term and long term rates.  The ability for the Bank to borrow on a short term basis at a lower cost and invest on a long term basis at a higher yield is diminished.  Pressure on net interest income persisted during the second quarter; however, improvements in both rate and volume during the second quarter resulted in positive net interest income for the three-month and six-month periods ended June 30, 2007 as compared to the prior year. The yield curve remained flat or slightly inverted during the quarter, and it remains less than certain that it will revert to the steepness of the past in the near future. Balance sheet and interest rate risk management included a repositioning of a portion of the available for sale investment securities portfolio resulting in a net pretax loss of $101,000 during the first six months of 2007.

Net interest income increased $363,000 for the three-month period ended June 30, 2007 versus the same three-month period of 2006.  The net interest margin for the three-month period ended June 30, 2007 decreased to 4.6% as compared to 4.9% for the three-month period ended June 30, 2006. Net interest income increased $171,000 for the first six months of 2007 to $11,942,000 versus $11,771,000 for the first six months of 2006.  The net interest margin was 4.6% for the six-month period ended June 30, 2007 as compared to 5.0% for the first six months of 2006. Deposit growth mitigated the increase in funding rates. While the cost of liabilities has stabilized during 2007, it did reprice faster than the asset side of the balance sheet during 2006 as evidenced by the decline in the interest rate spread from 4.1% over the first six months of 2006 to 3.4% over the first six months of 2007.

Non interest income grew 22.3% for the second quarter 2007 and 38.8% for the first six months of 2007 over the same periods last year, primarily from growth in title insurance services revenues and service charges on deposit accounts.

Non interest expense grew 7.4% for the second quarter 2007 and 12.9% for the first six months of 2007, over the same periods last year, largely due to increased salary and benefits expense as well as increased facilities and marketing costs, primarily related to the new branches.  The costs of implementation of increased regulatory requirements, including legal, audit and human resource, continue to be burdensome for community banks.  Attention to operational efficiency remains a top priority for the Bank.

Net income for the three months ended June 30, 2007 was $2,207,000, increasing $169,000, or 8.3%, from earnings of $2,038,000 for the same period last year.  Diluted earnings per share for the second quarter 2007 were $0.36, an increase of $0.03, or 9.1% from $0.33 per diluted share for the second quarter of 2006. Net income for the six-month period ended June 30, 2007 was $3,956,000, decreasing 0.5% from $3,977,000 for the first six months of 2006.  Diluted earnings per share for the six-month period ended June 30, 2007 were $0.65, an increase of $0.01, or 1.6% from $0.64 per diluted share for the first six months of 2006.

The rate of loan originations continued at a steady pace during the second quarter, as total loans grew 11.5% or $35,846,000 over the period ended June 30, 2006 to $346,857,000. The Company remains optimistic regarding continued loan growth during 2007.  Additionally, total investment securities increased $14,454,000 or 8.1% to $193,653,000 at June 30, 2007 compared to the prior year.

Loan growth was funded primarily with deposit growth of 19.5%.  Growth in the Bank’s core deposit base of consumer and commercial relationships was 16.2%, as benefits of the Bank’s service initiatives, new branches, and the introduction of relationship-based promotional products took hold.   Total deposits increased to $541,058,000 at June 30, 2007 over the same date last year, including both core and municipal deposit growth.  Demand deposits, a key source of low cost funding for loans, comprised 35.8% of total deposits at June 30, 2007.

During the quarter ended June 30, 2007, $50,000 was added to the allowance for loan losses, due primarily to growth in the loan portfolio during the quarter.  A total of $95,000 has been added to the allowance for loan losses for the first six months of 2007.  The loan loss reserve remains healthy relative to existing nonperforming assets.  Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island.  While effects of sub prime lending can be seen in the marketplace in the form of impaired loans at other lending institutions, the Company has not seen evidence of a softening real estate market.  The consistent and rigorous underwriting standards of the Bank preclude sub prime lending, and as such, management does not anticipate negative effects on the Bank’s loan portfolio.

Industry wide challenges are inherent in the current operating environment, most significant of which is persistent pressure on the net interest margin. Growth strategies have potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships.  The Bank is in the process of building out its 14th branch office which will be located in Wading River, NY.  We continue to make our way through the municipal process and expect that the opening of our new facility in the Village of East Hampton will be a 2008 event.

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

The Classification Committee is comprised of both members of management and the Board of Directors.  The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio.  Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at June 30, 2007, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio.  Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions.  Changes in estimates could result in a material change in the allowance.  In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three-month period ended June 30, 2007 totaled $2,207,000 or $0.36 per diluted share as compared to $2,038,000 or $0.33 per diluted share for the same period in 2006.  Changes for the three months ended June 30, 2007 include: (i) $363,000 or 6.3% increase in net interest income; (ii) a provision for loan losses of $50,000 compared to no provision being recorded during 2006; (iii) $281,000 or 22.3% increase in total other income as a result of higher title fee income and higher fee income from customer services and (iv) $303,000 or 7.4% increase in total other expenses, over the same period in 2006, primarily due to increased salaries and employee benefits.  The effective income tax rate increased to 32.5% from 31.6% for the same period last year.

Net income for the six-month period ended June 30, 2007 totaled $3,956,000 or $0.65 per diluted share as compared to $3,977,000 or $0.64 per diluted share for the same period in 2006.  Changes for the six months ended June 30, 2007 include: (i) $171,000 or 1.5% increase in net interest income; (ii) a provision for loan losses of $95,000 compared to no provision being recorded during 2006; (iii) $776,000 or 38.8% increase in total other income as a result of growth in title fee income and fee income from customer services as well as a net security losses of $101,000 realized during the first quarter of  2007 due to a repositioning of the available for sale investment portfolio as compared to a net loss of $257,000 realized during the same period in 2006 and (iv) $1,014,000 or 12.9% increase in total other expenses, over the same period in 2006, primarily due to increased salaries, as well as marketing, item processing and systems expenses related to the new branches.  The effective income tax rate decreased to 31.4% in 2007 from 32.9% for the same period last year.

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

Three months ended June 30,	2007			2006
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$342,516	$6,506	7.6%	$304,227	$5,723	7.6%
Mortgage-backed securities	113,787	1,353	4.7	109,204	1,186	4.3
Tax exempt securities (1)	57,789	778	5.3	60,004	771	5.1
Taxable securities	26,798	271	4.0	20,863	178	3.4
Federal funds sold	14,682	195	5.3	3,165	39	4.9
Securities, restricted	808	15	7.5	1,115	12	4.3
Deposits with banks	50	-	-	47	1	8.5
Total interest earning assets	556,430	9,118	6.6	498,625	7,910	6.3
Non interest earning assets:
Cash and due from banks	16,183			14,403
Other assets	22,626			17,736
Total assets	$595,239			$530,764

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$295,609	$2,074	2.8%	$247,524	$1,420	2.3%
Certificates of deposit of $100,000
or more	32,845	345	4.2	18,226	136	3.0
Other time deposits	29,171	274	3.8	22,718	136	2.4
Federal funds purchased	959	14	5.8	6,332	79	4.9
Other borrowed money	-	-	-	8,858	111	5.0
Total interest bearing liabilities	358,584	2,707	3.0	303,658	1,882	2.5
Non interest bearing liabilities:
Demand deposits	185,974			179,574
Other liabilities	3,609			1,096
Total liabilities	548,167			484,328
Stockholders’ equity	47,072			46,436
Total liabilities and stockholders’ equity	$595,239			$530,764

Net interest income/interest rate spread (2)		6,411	3.6%		6,028	3.8%

Net interest earning assets/net interest margin (3)	$197,846		4.6%	$194,967		4.9%

Ratio of interest earning assets to
interest bearing liabilities			155.2%			164.2%

Less: Tax equivalent adjustment		(256)			(236)

Net interest income		$6,155			$5,792

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Six months ended June 30,	2007			2006
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$335,415	$12,710	7.6%	$301,043	$11,294	7.6%
Mortgage-backed securities	117,326	2,747	4.7	106,995	2,311	4.3
Tax exempt securities (1)	58,304	1,544	5.3	60,703	1,610	5.3
Taxable securities	30,367	635	4.2	24,459	424	3.5
Federal funds sold	9,173	242	5.3	3,555	83	4.6
Securities, restricted	782	27	7.0	1,008	35	7.0
Deposits with banks	45	2	9.0	64	2	6.3
Total interest earning assets	551,412	17,907	6.5	497,827	15,759	6.4
Non interest earning assets:
Cash and due from banks	15,614			14,711
Other assets	22,060			17,838
Total assets	$589,086			$530,376

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$295,127	$4,174	2.9%	$251,118	$2,682	2.2%
Certificates of deposit of $100,000
or more	32,110	680	4.3	17,989	234	2.6
Other time deposits	29,120	545	3.8	23,291	259	2.2
Federal funds purchased	2,339	65	5.5	5,173	125	4.8
Other borrowed money	429	12	5.6	6,397	158	5.0
Total interest bearing liabilities	359,125	5,476	3.1	303,968	3,458	2.3
Non interest bearing liabilities:
Demand deposits	179,609			178,140
Other liabilities	3,712			1,208
Total liabilities	542,446			483,316
Stockholders’ equity	46,640			47,060
Total liabilities and stockholders’ equity	$589,086			$530,376

Net interest income/interest rate spread (2)		12,431	3.4%		12,301	4.1%

Net interest earning assets/net interest margin (3)	$192,287		4.6%	$193,859		5.0%

Ratio of interest earning assets to
interest bearing liabilities			153.5%			163.8%

Less: Tax equivalent adjustment		(489)			(530)

Net interest income		$11,942			$11,771

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended June 30			Six months ended June 30
	2007 Over 2006			2007 Over 2006
(In thousands)	Changes Due To			Changes Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest
earning assets:
Loans (including loan fee income)	$727	$56	$783	$1,301	$115	$1,416
Mortgage-backed securities	51	116	167	233	203	436
Tax exempt securities (1)	(124)	131	7	(64)	(2)	(66)
Taxable securities	56	37	93	114	97	211
Federal funds sold	153	3	156	147	12	159
Securities, restricted	(18)	21	3	(8)	-	(8)
Deposits with banks	3	(4)	(1)	(2)	2	-
Total interest earning assets	848	360	1,208	1,721	427	2,148

Interest expense on interest
bearing liabilities:

Savings, N.O.W. and money market deposits	304	350	654	523	969	1,492
Certificates of deposit of $100,000 or more	139	70	209	248	198	446
Other time deposits	46	92	138	77	209	286
Federal funds purchased	(143)	78	(65)	(106)	46	(60)
Other borrowed money	(56)	(55)	(111)	(202)	56	(146)
Total interest bearing liabilities	290	535	825	540	1,478	2,018
Net interest income	$558	$(175)	$383	$1,181	$(1,051)	$130

(1) The above table is presented on a tax equivalent basis.

The net interest margin for the three months ended June 30, 2007 decreased to 4.6% from 4.9% from the same three-month period in 2006.  The decrease was primarily the result from the effect of the increase in rates for the average total interest bearing liabilities being greater than the effect of the increase in the rate of average total interest earning assets.  Yields on interest bearing liabilities increased 54 basis points during the three months ended June 30, 2007 compared to prior year, which were partly offset by increased yields of 21 basis points on interest earning assets.   Net interest income was $6,155,000 for the three months ended June 30, 2007 compared to $5,792,000 from the same period last year. The increase in net interest income of $363,000 or 6.3% for the current three-month period over the same period last year primarily resulted from increased volume.  Average total interest earning assets increased to $556,430,000 from $498,625,000 or 11.6% and there was an increase in the yield on average interest earning assets to 6.6% from 6.3%.  Average interest bearing liabilities increased 18.1% to $358,584,000 for the three-month period ended June 30, 2007 from $303,658,000 during the same period in 2006.  Competition for both core and municipal deposits continued to result in the increased cost of interest bearing liabilities at 3.0% for the period ended June 30, 2007 as opposed to a cost of 2.5% during the same period in 2006.

The net interest margin decreased to 4.6% for the six months ended June 30, 2007 from 5.0% from the same six-month period in 2006. The decrease was primarily the result of the increase in rates for the average total interest bearing liabilities being greater than the increase in the rate of average total interest earning assets.  Yields on interest bearing liabilities increased 78 basis points during the six months ended June 30, 2007 compared to prior year, were partly offset by increased yields of 16 basis points on interest earning assets.   Net interest income increased $171,000 or 1.5% for the current six-month period over the same period last year.  Average interest earning assets increased to $551,412,000 during the six-month period ended June 30, 2007 from $497,827,000 for the same period in 2006, representing a 10.8% increase.  During this period, the yield on average interest earning assets increased to 6.5% from 6.4%.  Average interest bearing liabilities increased 18.2% to $359,125,000 in 2007 from $303,968,000 for the same period last year.  The yield on average interest bearing liabilities for the six-month period ended June 30, 2007 increased to 3.1% from 2.3% during the same period in 2006 due to increases in funding costs of interest bearing deposits and average overnight borrowings.  In addition, part of the increase in the cost of certificates of deposit greater than $100,000 resulted from the balance of $2,000,000 in brokered certificates of deposit.  Because the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive in the short term.

For the six-month period ended June 30, 2007, average loans grew by $34,372,000 or 11.4% as compared to average loans for the six-month period ended June 30, 2006.  The Bank is committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Average total investments for the six-month period ended June 30, 2007, increased by $13,614,000 or 7.0% as compared to average total investments for the six-month period ended June 30, 2006.  Average balances in mortgage-backed securities increased $10,331,000 or 9.7%, and taxable securities increased $5,908,000 or 24.2% year over year, while average tax exempt securities decreased $2,399,000 or 4.0%, and restricted securities decreased $226,000 or 22.4%, for the first six months of 2007 as compared to the first six months of 2006.  To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during the first quarter resulting in a net loss of $101,000. Average federal funds sold increased $5,618,000 over the average balance for the same period in the prior year.

For the six-month period ended June 30, 2007, average total deposits increased by $65,428,000, or 13.9%, as compared to average total deposits for the six-month period ended June 30, 2006.  Components of this change include increases in average balances for savings, N.O.W. and money market accounts of $44,009,000 or 17.5% as compared to the prior year, and increases in the average balances for certificates of deposit of $100,000 or more and other time deposits of $19,950,000 or 48.3% for the six-month period ended June 30, 2007 as compared to average balances over the same six-month period in 2006. Additionally, the average balances in demand deposits increased $1,469,000 or 0.8% to $179,609,000 for the six-month period ended June 30, 2007 compared to $178,140,000 during the same period last year.  Average public fund deposits comprised 25.1% of total average deposits during the six-month period ended June 30, 2007 and 20.9% of total average deposits for the six-month period ended June 30, 2006.  These increases were partly offset by decreases in average federal funds purchased and average other borrowings totaling $8,802,000 or 76.1%, compared to the average balances for the same period in the prior year.

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

The credit quality of the loan portfolio remained strong for the quarter ended June 30, 2007.  Since December 31, 2006, nonaccrual loans decreased to $222,000 from $423,000, representing 0.1% of net loans at June 30, 2007 and December 31, 2006. As of June 30, 2007 and December 31, 2006, there were no impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15” (SFAS 114”).  For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Additionally management applies its normal loan review procedures in making these judgments.  As of June 30, 2007 there were no loans considered to be a troubled debt restructuring, as defined by SFAS No. 114. As of December 31, 2006, there was one loan considered to be a troubled debt restructuring, totaling $118,000.  After review of the estimated fair value of the underlying collateral less the costs to sell, management believed it would be able to collect all amounts due without a shortfall according to the modified terms of the loan agreement.  Subsequent to December 31, 2006, six consecutive payments were made on this loan in accordance with the modified loan terns hence it is no longer classified as a troubled debt restructuring. The Bank had no foreclosed real estate at June 30, 2007 and December 31, 2006.  The Bank recognized recoveries of $33,000 and charge-offs of $2,000 for the six months ended June 30, 2007 as compared to recoveries of $76,000 and charge-offs of $73,000 for the same period in 2006.

Loans of approximately $3,290,000 or 0.9% of total loans at June 30, 2007 were classified as potential problem loans.  This was a decrease of $866,000 from $4,156,000 or 1.3% of total loans at December 31, 2006. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.  Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, and the growth in our loan portfolio, a provision for loan losses of $50,000 was recorded during the second quarter of 2007. No provision for loan loss was recorded during the second quarter of 2006.  A provision for loan losses of $95,000 was recorded during the first six months of 2007. No provision for loan loss was recorded during the first six months of 2006. Net recoveries were $31,000 for the first six months of 2007 and net recoveries were $3,000 during the first six months of 2006.   The allowance for loan losses increased to $2,638,000 at June 30, 2007, as compared to $2,512,000 at December 31, 2006 and $2,386,000 at June 30, 2006.  As a percentage of total loans, the allowance was 0.76% at June 30, 2007, as compared to 0.77% at December 31, 2006 and June 30, 2006.

Non Interest Income

Total other income increased during the three-month period ended June 30, 2007 by $281,000 or 22.3% over the same period last year.  Title fee income for the three-month period ended June 30, 2007 was $386,000, an increase of $123,000.  Fees for other customer services for the three-month period ended June 30, 2007 totaled $419,000, an increase of $79,000 from the same three-month period in 2006.  Service charges on deposit accounts for the three-month period ended June 30, 2007 totaled $655,000 reflecting an increase of $69,000.

Total other income increased during the six-month period ended June 30, 2007 by $776,000 or 38.8% over the same period last year.  Net losses on sales of securities during the six months ended June 30, 2007 totaled $101,000, compared to $257,000 for the six-month period ended June 30, 2006. Excluding net securities losses, total other income increased $620,000 or 27.5% for the six months ended June 30, 2007. Fees for other customer services for the six-month period ended June 30, 2007 totaled $771,000, an increase of 53.9% from the same six-month period in 2006.  Service charges on deposit accounts for the six-month period ended June 30, 2007 totaled $1,216,000, reflecting an increase of 11.6% over the six months ended June 30, 2006.  Title fee income generated by Bridge Abstract was $779,000 for the six-month periods ended June 30, 2007 compared to $562,000 for the same period in 2006, reflecting a 38.6% increase.

Non Interest Expense

Total other expenses increased during the three-month period ended June 30, 2007 by $303,000 or 7.4% and increased during the six-month period ended June 30, 2007 by $1,014,000 or 12.9% over the same periods last year.  The primary components of these increases were salary and benefit expense and net occupancy expenses.  Salary and benefit expense increased $243,000 or 10.7% for the three-month period and increased $715,000 or 15.9% for the six-month period ended June 30, 2007, over the same periods last year.  Increases in salaries and employee benefit costs were due to base salary increases, filling vacant positions, including filling the Chief Operating Officer, hiring new employees to support the Company’s expanding infrastructure and new branch offices, increases in stock based compensation and an increase in employee benefit costs. Net occupancy expenses increased during the three-month period ended June 30, 2007 by $73,000 or 22.0%, and increased during the six-month period ended June 30, 2007 by $173,000 or 25.6% over the same periods last year.  These increases are primarily related to the new branches.   Total other operating expenses

 for the three-month period ended June 30, 2007 totaled $1,246,000; a decrease of $9,000 or 0.7% from the same period last year.  Total other operating expenses for the six-month period ended June 30, 2007 were $2,386,000; an increase of $104,000 or 4.6% over the same period last year.  Higher other operating expenses were due to increases in marketing, information systems costs and other operational costs related to expanding the Company’s infrastructure and the opening of the new branch offices. In addition, increases in other operating expenses were due to the implementation of increased regulatory requirements, including legal, audit and human resource expenses.

Income Taxes

The provision for income taxes increased during the three-month period ended June 30, 2007 by $122,000 or 13.0% over the same period last year due to the increase in income before provision for income taxes and a higher effective tax rate.  The effective tax rate for the three-month period ended June 30, 2007 increased to 32.5% as compared to 31.6% for the same period last year.  The increase in tax rate primarily resulted from a lower percentage of interest income from tax exempt securities during the three-month period ended June 30, 2007.  The provision for income taxes decreased during the six-month period ended June 30, 2007 by $141,000 or 7.2% over the same period last year due to the decrease in income before provision for income taxes and a lower effective tax rate. The effective tax rate for the six-month period ended June 30, 2007 decreased to 31.4% as compared to 32.9% for the same period last year.  The reduction in tax rate was partly related to the decrease in the New York State corporate income tax rate.

Financial Condition

Assets totaled $591,132,000 at June 30, 2007, an increase of $17,488,000 or 3.0% from December 31, 2006.  This change was primarily a result of increases in the loan portfolio of $20,860,000 and in federal funds sold of $13,500,000. The increase was partially offset by decreases in the investment portfolio of $19,193,000 or 9.1%, primarily due to the maturing of securities.  Total liabilities were $545,654,000 at June 30, 2007 an increase of $17,549,000 or 3.3% compared to December 31, 2006.  This change was primarily a result of increases in demand deposits of $20,235,000, or 11.7%; savings, N.O.W. and money market deposits of $15,480,000, or 5.7% and certificates of deposit of $100,000 or more of $3,146,000 or 10.3%.  These increases were partially offset by decreases in other time deposits of $2,215,000 or 7.3%, and a decrease in the overnight borrowing position of $18,600,000.

Total stockholders’ equity was $45,478,000 at June 30, 2007, a decrease of 0.1% from December 31, 2006, primarily due to an increase in net unrealized losses on securities of $1,483,000 and declaration of dividends totaling $2,798,000, partially offset by net income of $3,956,000.

In June 2007, the Company declared a quarterly dividend or $0.23 per share.  The Company continues its long term trend of uninterrupted dividends.

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

The Company’s principal source of liquidity is dividends from the Bank.  Pursuant to regulatory restrictions, dividends from the Bank to the Company are limited to the Bank’s 2007 retained net income and the net undivided profits from the previous two years.  As of June 30, 2007, the Company had $1,227,000 cash on hand and dividends available to be paid from the Bank of $2,080,000.  The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases.  In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year.  The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period.  Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, growth in core deposits and sources of wholesale funding such as brokered certificates of deposits.  While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives.  Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding.  The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.  The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets.  At June 30, 2007, the Bank had aggregate lines of credit of $74,500,000 with unaffiliated correspondent banks to provide short term credit for liquidity requirements.  Of these aggregate lines of credit, $54,500,000 is available on an unsecured basis.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank.  The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit.  As of June 30, 2007, the Bank had issued $2,000,000 of brokered certificates of deposits.  As of June 30, 2007, the Bank had no overnight borrowings.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested in overnight federal funds sold.  As of June 30, 2007, the amount of overnight federal funds sold was $13,500,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2007, that the Company and the Bank meet all capital adequacy requirements, with which it must comply.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s.  At June 30, 2007 and December 31, 2006, actual capital levels and minimum required levels for the Bank were as follows:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
(In thousands)	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2007
Total Capital (to risk weighted assets)	$50,436	12.0%	$33,596	>8.0%	$41,995	>10.0%
Tier 1 Capital (to risk weighted assets)	47,798	11.4%	16,798	>4.0%	25,197	>6.0%
Tier 1 Capital (to average assets)	47,798	8.0%	23,803	>4.0%	29,754	>5.0%

As of December 31, 2006
Total Capital (to risk weighted assets)	$50,152	12.5%	$32,019	>8.0%	$40,024	>10.0%
Tier 1 Capital (to risk weighted assets)	47,640	11.9%	16,010	>4.0%	24,015	>6.0%
Tier 1 Capital (to average assets)	47,640	8.3%	23,073	>4.0%	28,841	>5.0%

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  It is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157.  The Company has decided not to early adopt SFAS 159 and is currently evaluating the impact of the adoption with respect to its current practice of measuring fair value and disclosure in its financial statements.

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

At June 30, 2007, $185,784,000 or 96.3% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholder’s equity.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, and therefore an increase in the average life of such loans, may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes.  Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon.  The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition.  This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates.  A parallel and pro rata shift in rates over a twelve-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis at June 30, 2007:

	June 30, 2007		December 31, 2006
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(RATE SHOCK)	Interest Income		Interest Income
(In thousands)
	$ Change	% Change	$ Change	% Change
200	$(1,413)	(5.23)%	$(1,501)	(5.87)%
Static	-	-	-	-
(200)	$109	0.40%	$(27)	(0.11)%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held at The Bridgehampton National Bank, 2200 Montauk Highway, Bridgehampton, New York 11932 on April 27, 2007.

Routine items included the election of three Class B directors for a term of three years expiring in 2010.

Nominees for Director	Votes For	Votes Withheld
Class B (three year term):
Thomas E. Halsey	4,784,942	124,137
Marcia Z. Hefter	4,784,942	124,137
Howard H. Nolan	4,738,048	171,031

The other item voted upon was the Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm, Crowe Chizek and Company LLC, for the year ended December 31, 2007.

	Votes For	Votes Against	Abstentions
Ratification of Independent Auditor Firm, Crowe Chizek and Company LLC	4,886,468	13,816	8,795

Item 5. Other Information

Not applicable.

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

BRIDGE BANCORP, INC.
Registrant

August 8, 2007	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

August 8, 2007	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer