Form 10-Q
period 2007-09-30
BRIDGE BANCORP INC
filed 2007-11-05
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 6,110,445 shares of common stock outstanding as of November 1, 2007.

BRIDGE BANCORP, INC.

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Condition as of September 30, 2007 and December 31, 2006

Consolidated Statements of Income for the Three and Nine months ended September 30, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Nine months ended September 30, 2007

Consolidated Statements of Cash Flows for the Nine months ended September 30, 2007 and 2006

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
(In thousands, except share and per share amounts)	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$13,102	$13,231
Interest earning deposits with banks	125	32
Federal funds sold	56,900	-
Total cash and cash equivalents	70,127	13,263

Securities available for sale, at fair value	189,407	202,590
Securities held to maturity (fair value of $5,201 and $9,442, respectively)	5,202	9,444
Total securities, net	194,609	212,034

Securities, restricted	812	878

Loans	362,357	325,997
Less: Allowance for loan losses	(2,719)	(2,512)
Loans, net	359,638	323,485

Banking premises and equipment, net	18,519	18,005
Accrued interest receivable	3,185	2,692
Other assets	3,432	3,287
Total Assets	$650,322	$573,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$231,527	$173,628
Savings, N.O.W. and money market deposits	295,242	269,966
Certificates of deposit of $100,000 or more	40,932	30,518
Other time deposits	29,255	30,300
Total deposits	596,956	504,412

Overnight borrowings	-	18,600
Accrued interest payable	667	855
Other liabilities and accrued expenses	4,544	4,238
Total Liabilities	602,167	528,105

Stockholders’ equity:
Common stock, par value $0.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,086,627
and 6,078,565 shares outstanding at September 30, 2007 and December 31, 2006, respectively	64	64
Surplus	21,825	21,565
Undivided profits	36,426	34,347
Less: Treasury Stock at cost, 299,679 and 307,741 shares at September 30, 2007 and December 31, 2006, respectively	(8,120)	(8,176)
	50,195	47,800
Accumulated other comprehensive loss:
Net unrealized loss on securities, net of taxes of $873 and $1,025 at September 30, 2007 and December 31, 2006, respectively	(1,326)	(1,525)
Net unrealized loss related to benefit plans, net of taxes of $475 and $490 at September 30, 2007 and December 31, 2006, respectively	(714)	(736)
Total Stockholders’ Equity	48,155	45,539
Total Liabilities and Stockholders’ Equity	$650,322	$573,644
See accompanying notes to the Unaudited Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Interest income:
Loans (including fee income)	$6,784	$5,982	$19,494	$17,276
Mortgage-backed securities	1,513	1,246	4,260	3,557
Tax exempt interest income:
State and municipal obligations	411	482	1,467	1,562
Taxable interest income:
U.S. Treasury and government agency securities	291	196	926	620
Federal funds sold	295	358	537	441
Securities, restricted	14	16	41	51
Deposits with banks	1	1	3	3
Total interest income	9,309	8,281	26,728	23,510

Interest expense:
Savings, N.O.W. and money market deposits	1,893	1,694	6,068	4,376
Certificates of deposit of $100,000 or more	351	315	1,031	549
Other time deposits	252	196	797	455
Federal funds purchased	0	12	65	137
Other borrowed money	0	50	12	208
Total interest expense	2,496	2,267	7,973	5,725

Net interest income	6,813	6,014	18,755	17,785
Provision for loan losses	150	-	245	-

Net interest income after provision for loan losses	6,663	6,014	18,510	17,785

Other income:
Service charges on deposit accounts	654	491	1,870	1,581
Fees for other customer services	561	533	1,332	1,034
Title fee income	298	179	1,077	741
Net securities losses	0	(32)	(101)	(289)
Other operating income	28	29	138	132
Total other income	1,541	1,200	4,316	3,199

Other expenses:
Salaries and employee benefits	2,702	2,457	7,906	6,946
Net occupancy expense	436	359	1,284	1,034
Furniture and fixture expense	205	186	623	582
Other operating expenses	1,284	1,135	3,670	3,417
Total other expenses	4,627	4,137	13,483	11,979

Income before provision for income taxes	3,577	3,077	9,343	9,005
Provision for income taxes	1,255	925	3,066	2,876
Net income	$2,322	$2,152	$6,277	$6,129
Basic earnings per share	$0.38	$0.35	$1.03	$0.99
Diluted earnings per share	$0.38	$0.35	$1.03	$0.99
Comprehensive income	$4,025	$4,078	$6,498	$6,439

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands, except share and per share amounts)
							Accumulated
	Common Stock						Other
	Shares			Comprehensive	Undivided	Treasury	Comprehensive
	Outstanding	Amount	Surplus	Income	Profits	Stock	(Loss) Income	Total
Balance at December 31, 2006	6,078,565	$64	$21,565		$34,347	$(8,176)	$(2,261)	$45,539
Net income				$6,277	6,277			6,277
Stock awards vested	2,030
Stock awards forfeited	(2,640)		33			(33)		-
Exercise of stock options	8,672		60			89		149
Share based compensation expense			167					167
Cash dividends declared, $0.69 per share					(4,198)			(4,198)
Other comprehensive income, net of tax
Change in unrealized loss in securities available for sale, net of tax				199			199	199
Change in transition due to the adoption of SFAS 158				22			22	22
Comprehensive income				$6,498

Balance at September 30, 2007	6,086,627	$64	$21,825		$36,426	$(8,120)	$(2,040)	$48,155

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Nine months ended September 30,	2007	2006
Operating activities:
Net Income	$6,277	$6,129
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	245	-
Depreciation and amortization	908	664
Amortization and accretion, net	(26)	294
Share based compensation expense	167	39
Tax benefit from exercise of stock options issued pursuant to equity incentive plans	(25)	(21)
Net securities losses	101	289
Increase in accrued interest receivable	(493)	(89)
(Increase) decrease in other assets	(271)	1,117
Increase in accrued and other liabilities	148	95
Net cash provided by operating activities	7,031	8,517

Investing activities:
Purchases of securities available for sale	(33,909)	(56,724)
Purchases of securities, restricted	(2,027)	(9,171)
Purchases of securities held to maturity	(3,609)	(4,850)
Proceeds from sales of securities available for sale	8,484	19,537
Proceeds from redemption of securities, restricted	2,093	9,832
Proceeds from maturing securities available for sale	24,978	4,775
Proceeds from maturing securities held to maturity	7,851	10,006
Proceeds from principal payments on mortgage-backed securities	13,905	13,502
Net increase in loans	(36,398)	(12,394)
Purchases of banking premises and equipment, net of disposals	(1,422)	(2,102)
Net cash used by investing activities	(20,054)	(27,589)

Financing activities:
Net increase in deposits	92,544	86,782
Decrease in other borrowings	(18,600)	(14,500)
Net proceeds from exercise of stock options
issued pursuant to equity incentive plan	149	70
Purchases of Treasury Stock	-	(3,779)
Cash dividends paid	(4,206)	(4,268)
Net cash provided by financing activities	69,887	64,305

Increase in cash and cash equivalents	56,864	45,233
Cash and cash equivalents beginning of period	13,263	15,675
Cash and cash equivalents end of period	$70,127	$60,908

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$ 8,161	$ 5,518
Income taxes	$ 2,948	$ 2,253
Noncash investing and financing activities:
Dividends declared and unpaid	$ 1,399	$ 1,397

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods.  Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.  Actual future results could differ significantly from those estimates.  The annualized results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year.  Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Computation of Per Share Income	Three months ended		Nine months ended
(in thousands, except per share data)	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net Income	$2,322	$2,152	$6,277	$6,129

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,073	6,116	6,071	6,165
Weighted Average Common Equivalent Shares	20	31	19	31
Weighted Average Common and Common Equivalent Shares	6,093	6,147	6,090	6,196
Basic earnings per share	$0.38	$0.35	$1.03	$0.99
Diluted earnings per share	$0.38	$0.35	$1.03	$0.99

There were approximately 60,046 options outstanding at September 30, 2007 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.  There were approximately 15,123 shares of unvested restricted stock at September 30, 2007 with a grant price higher than the average market price of the common stock.

3.  Repurchased Stock

For the nine months ended September 30, 2007, the Company did not repurchase any shares as compared to 147,334 shares repurchased during the nine-month period ended September 30, 2006.  Repurchased shares are held in the Company’s treasury account, and may be utilized for general corporate purposes.

4. Stock Based Compensation Plans

Statement of Financial Accounting Standards 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation,Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service.  The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options.  The Black-Scholes option pricing model is used to determine the grant date fair value of option grants.  The Company adopted SFAS 123R beginning January 1, 2006 applying the modified prospective transition method.  No new grants were awarded during the periods ended September 30, 2007 and September 30, 2006.  Compensation expense attributable to stock options was $7,000 and $34,000 for the three month period and nine month period ended September 30, 2007, respectively.  Compensation expense attributable to restricted stock awards was $38,000 and $133,000 for the three month period and nine month period ended September 30, 2007, respectively, and $13,000 and $39,000 for the three month period and nine month period ended September 30, 2006, respectively.

The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of options exercised during the nine month period ended September 30, 2007 and 2006 was $91,000 and $181,000, respectively.  The intrinsic value of options outstanding and exercisable at September 30, 2007 was $397,000.  The effect of this pronouncement on future operations will depend on the fair value of future options issued and accordingly, cannot be determined at this time.

A summary of the status of the Company’s stock options as of September 30, 2007 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, December 31, 2006	128,245	$21.37
Granted	-	-
Exercised	(9,375)	$15.05
Forfeited	(11,170)	$25.26
Outstanding, September 30, 2007	107,700	$21.52	6.70 years	$396,676
Exercisable, September 30 2007	62,714	$18.80	5.15 years	$396,676

	Number of
Range of Exercise Prices	Shares	Price
	9,900	$12.53
	14,808	$13.17-14.67
	12,600	$15.47
	10,346	$24.00
	54,220	$25.25
	5,826	$26.55-$30.60

A summary of the status of the Company’s unvested restricted stock shares as of September 30, 2007 follows.

		Weighted
		Average Grant-Date
	Shares	Fair Value

Unvested, December 31, 2006	19,850	$25.50
Granted	-	-
Vested	(2,030)	$25.70
Forfeited	(2,697)	$25.36
Unvested, September 30, 2007	15,123	$25.36

5. Securities

A summary of the amortized cost and estimated fair value of securities is as follows:

	September 30, 2007		December 31, 2006
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury and government agency securities	$23,035	$23,026	$34,123	$33,777
State and municipal obligations	43,552	43,402	49,008	48,843
Mortgage-backed securities	125,019	122,979	122,009	119,970
Total available for sale	191,606	189,407	205,140	202,590
Held to maturity:
State and municipal obligations	5,202	5,201	9,444	9,442
Total held to maturity	5,202	5,201	9,444	9,442
Total debt and equity securities	$196,808	$194,608	$214,584	$212,032

Securities having a fair value of approximately $152,228,000 and $198,967,000 at September 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Company did not hold any trading securities during the nine months ended September 30, 2007 or for the year ended December 31, 2006.

6. Loans

The following table sets forth the major classifications of loans:

	September 30, 2007	December 31, 2006
(In thousands)

Real estate mortgage loans	$292,648	$265,824
Commercial, financial, and agricultural loans	46,024	36,498
Installment/consumer loans	7,684	8,848
Real estate construction loans	15,823	14,767
Total loans	362,179	325,937
Net deferred loan cost	178	60
	362,357	325,997
Allowance for loan losses	(2,719)	(2,512)
Net loans	$359,638	$323,485

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

Nonaccrual loans at September 30, 2007 and December 31, 2006 were $178,000 and $423,000, respectively.  There were no loans 90 days or more past due that were still accruing at September 30, 2007 and December 31, 2006.

 As of September 30, 2007 and December 31, 2006, there were no impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15” (“SFAS 114”).  For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Additionally management applies its normal loan review procedures in making these judgments.  As of September 30, 2007, there were no loans considered to be a troubled debt restructuring. As of December 31, 2006, there was one loan considered to be a troubled debt restructuring, totaling $118,000, as defined by SFAS No. 114.  After review of the estimated fair value of the underlying collateral less the costs to sell, management believed it would be able to collect all amounts due without a shortfall according to the modified terms of the loan agreement.  Subsequent to December 31, 2006, six consecutive payments were made on this loan in accordance with the modified loan terms hence it is no longer classified as a troubled debt restructuring.

7. Allowance for Loan Losses

Management monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, changes in the loan portfolio and various types of concentrations of credit.  Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.  Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio.  Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at September 30, 2007, management determined the allowance for loan losses to be adequate.  The following table sets forth changes in the allowance for loan losses.

(In thousands)	For the Nine Months Ended		For the Year Ended
	September 30, 2007	September 30, 2006	December 31, 2006
Beginning balance	$2,512	$2,383	$2,383
Provision for loan loss	245	-	85
Net (charge-offs) recoveries	(38)	30	44
Ending balance	$2,719	$2,413	$2,512

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest and penalties at September 30, 2007.

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

Contributions to the pension plan were $500,000 while no contributions were made to the SERP for the nine months ended September 30, 2007.  The Company does not anticipate making any additional contributions to the pension plan through the end of the year. During the nine months ended September 30, 2007, payouts totaling approximately $100,000 were made pursuant to the SERP to certain former executive officers.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.  The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income.

(In thousands)	Three months ended September 30,				Nine months ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$113	$107	$15	$17	$337	$317	$45	$49
Interest cost	71	63	13	14	210	188	39	41
Expected return on plan assets	(99)	(83)	-	-	(295)	(245)	-	-
Amortization of net loss	3	10	-	-	10	30	-	-
Amortization of unrecognized prior service cost	3	3	-	-	7	7	-	-
Amortization of unrecognized transition (asset) obligation	-	(1)	7	7	-	(2)	21	21
Net periodic benefit cost	$91	$99	$35	$38	$269	$295	$105	$111

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”).  Such forward-looking statements, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company.  Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements.  Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the abstract subsidiary and banking services as well as product sales; market share; expense levels; and other business operations and strategies.  For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

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

Financial Highlights for the Quarter and Nine months ended September 30, 2007

- Net income for the third quarter 2007 of $2,322,000 or $0.38 diluted earnings per share, representing increases of 7.9% and 8.6% respectively, over 2006;
- net income for the nine months ended September 30, 2007 of $6,277,000 or $1.03 diluted earnings per share, compared to $6,129,000 and $0.99, respectively, for the same period last year;
- growth in net interest income of 13.3% for the third quarter and 5.5% for the first nine months of 2007 over last year;
- an increase in other income of 28.4% for the third quarter and 34.9% for the first nine months of 2007 over 2006;
- an increase in other expense of 11.8% for the third quarter and 12.6% for the first nine months of 2007 over 2006;
- improvement in the net interest margin to 4.9% for the quarter and 4.7% for the first nine months of 2007;
- return on average equity and average assets for the first nine months of 2007 of 17.9% and 1.4% respectively;
- growth in total assets of 7.6% to $650,322,000 at September 30, 2007 including total loans of $362,357,000 reflecting a 15.1% increase over September 30, 2006;
- continued strong credit quality;
- growth in total deposits to $596,956,000 including 28.0% demand deposit growth over September 30, 2006;
- the opening of the Bank’s Wading River branch in September 2007;
- the declaration of a cash dividend of $0.23 for the third quarter 2007, continuing Bridge Bancorp, Inc.’s long term trend of uninterrupted dividends.

Principal Products and Services and Locations of Operations

The Bank operates fourteen branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For nearly a century, the Bank has maintained its focus on building customer relationships on eastern Long Island. The Bank engages in full service commercial and consumer banking business, including accepting time and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, GNMA, FNMA, and FHLMC mortgage-backed securities; (7) New York State and local municipal obligations; and (8) U.S. Treasury and government agency securities. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts. During the third quarter of 2007, the Bank completed the pilot phase of the remote deposit capture product, "Bridge Nexus" and plans to roll out the product on a selected basis to customers in the fourth quarter.  Remote deposit capture provides added convenience to commercial non-cash depositors and the ability for the Bank to expand its footprint into areas without local branches. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses and consumers.

Opportunities and Challenges

Growing profits in the current flat or inverted yield curve environment presents significant challenges to the Bank since, as a community bank, its income historically relies heavily on the interest rate spread between short term and long term rates.  The ability for the Bank to borrow on a short term basis at a lower cost and invest on a long term basis at a higher yield is diminished.  Pressure on net interest income persisted during the third quarter; however, improvements in both rate and volume during the third quarter resulted in positive net interest income for the three-month and nine-month periods ended September 30, 2007 as compared to the prior year. The yield curve remained flat or slightly inverted during the quarter, and it remains less than certain that it will revert to the steepness of the past in the near future. Balance sheet and interest rate risk management included a repositioning of a portion of the available for sale investment securities portfolio resulting in a net pretax loss of $101,000 during the first nine months of 2007.

During the third quarter of 2007, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises.  The Federal Reserve responded by lowering the targeted federal funds rate and discount rate in September and October to the current level of 4.50% and 5.0%, respectively.

The rate reductions could reduce some pressure on the Bank’s net interest income in the short term.  Additionally, the Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

Growth and service strategies have potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships.  During September 2007, the Bank opened its 14th branch office which is located in Wading River, NY.  We continue to make our way through the municipal process and expect that the opening of our new facility in the Village of East Hampton will be a 2008 event.

New Developments

On October 9, 2007, the Company announced that Thomas J. Tobin will be retiring as President and Chief Executive Officer effective on December 31, 2007.  Kevin M. O’Connor has been appointed to the Board of Directors and will be Mr. Tobin’s successor as President and Chief Executive Officer effective January 1, 2008.  Mr. O’Connor brings strategic thinking and leadership strength along with a wealth of banking experience which spans over twenty years. Mr. Tobin will remain a member of the Board of Directors and will assume a new role as President Emeritus and Advisor to the Board effective January 1, 2008 through December 31, 2009.

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

The Classification Committee is comprised of both members of management and the Board of Directors.  The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio.  Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at September 30, 2007, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio.  Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions.  Changes in estimates could result in a material change in the allowance.  In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three-month period ended September 30, 2007 totaled $2,322,000 or $0.38 per diluted share as compared to $2,152,000 or $0.35 per diluted share for the same period in 2006.  Changes for the three months ended September 30, 2007 compared to September 30, 2006 include: (i) $799,000 or 13.3% increase in net interest income; (ii) a provision for loan losses of $150,000 recorded in 2007 compared to no provision for loan losses recorded during 2006; (iii) $341,000 or 28.4% increase in total other income; and (iv) $490,000 or 11.8% increase in total other expenses, over the same period in 2006.  The effective income tax rate increased to 35.1% from 30.1% for the same three-month period last year.

Net income for the nine-month period ended September 30, 2007 totaled $6,277,000 or $1.03 per diluted share as compared to $6,129,000 or $0.99 per diluted share for the same period in 2006.  Changes for the nine months ended September 30, 2007 compared to September 30, 2006 include: (i) $970,000 or 5.5% increase in net interest income; (ii) a provision for loan losses of $245,000 recorded in 2007 compared to no provision for loan losses recorded during 2006; (iii) $1,117,000 or 34.9% increase in total other income which includes net securities losses of $101,000 in 2007 compared to net securities losses of $289,000 in 2006; and (iv) $1,504,000 or 12.6% increase in total other expenses, over the same period in 2006.  The effective income tax rate increased to 32.8% from 31.9% for the same period last year.

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

Three months ended September 30,	2007			2006
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$352,605	$6,784	7.6%	$308,089	$5,982	7.7%
Mortgage-backed securities	123,571	1,513	4.8	111,406	1,246	4.4
Tax exempt securities (1)	47,840	626	5.1	53,429	674	4.9
Taxable securities	27,371	291	4.2	22,238	196	3.5
Federal funds sold	22,364	295	5.2	27,966	358	5.0
Securities, restricted	812	14	6.8	871	16	7.3
Deposits with banks	168	1	2.4	81	1	4.9
Total interest earning assets	574,731	9,524	6.6	524,080	8,473	6.4
Non interest earning assets:
Cash and due from banks	17,898			15,938
Other assets	21,532			19,275
Total assets	$614,161			$559,293

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$288,618	$1,893	2.6%	$256,746	$1,694	2.6%
Certificates of deposit of $100,000
or more	35,454	351	4.0	29,788	315	4.2
Other time deposits	26,614	252	3.8	25,307	196	3.1
Federal funds purchased	0	0	0.0	793	12	5.9
Other borrowed money	0	0	0.0	3,482	50	5.6
Total interest bearing liabilities	350,686	2,496	2.8	316,116	2,267	2.9
Non interest bearing liabilities:
Demand deposits	211,879			193,945
Other liabilities	4,542			4,079
Total liabilities	567,107			514,140
Stockholders’ equity	47,054			45,153
Total liabilities and stockholders’ equity	$614,161			$559,293

Net interest income/interest rate spread (2)		7,028	3.7%		6,206	3.5%

Net interest earning assets/net interest margin (3)	$224,045		4.9%	$207,964		4.7%

Ratio of interest earning assets to
interest bearing liabilities			163.9%			165.8%

Less: Tax equivalent adjustment		(215)			(192)

Net interest income		$6,813			$6,014

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Nine months ended September 30,	2007			2006
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$341,208	$19,494	7.6%	$303,418	$17,276	7.6%
Mortgage-backed securities	119,430	4,260	4.7	108,482	3,557	4.3
Tax exempt securities (1)	54,778	2,179	5.3	58,252	2,295	5.2
Taxable securities	29,358	926	4.2	23,711	620	3.4
Federal funds sold	13,618	537	5.2	11,782	441	4.9
Securities, restricted	792	41	6.9	962	51	7.1
Deposits with banks	86	3	4.7	70	3	5.7
Total interest earning assets	559,270	27,440	6.5	506,677	24,243	6.4
Non interest earning assets:
Cash and due from banks	16,383			15,125
Other assets	21,883			18,321
Total assets	$597,536			$540,123

Interest bearing liabilities:
Savings, N.O.W. and
money market deposits	$292,934	$6,068	2.8%	$253,015	$4,376	2.3%
Certificates of deposit of $100,000
or more	33,237	1,031	4.2	21,966	549	3.3
Other time deposits	28,275	797	3.8	23,970	455	2.5
Federal funds purchased	1,551	65	5.5	3,697	137	4.9
Other borrowed money	285	12	5.6	5,415	208	5.1
Total interest bearing liabilities	356,282	7,973	3.0	308,063	5,725	2.5
Non interest bearing liabilities:
Demand deposits	190,484			183,467
Other liabilities	3,991			2,191
Total liabilities	550,757			493,721
Stockholders’ equity	46,779			46,402
Total liabilities and stockholders’ equity	$597,536			$540,123

Net interest income/interest rate spread (2)		19,467	3.5%		18,518	3.9%

Net interest earning assets/net interest margin (3)	$202,988		4.7%	$198,614		4.9%

Ratio of interest earning assets to
interest bearing liabilities			157.0%			164.5%

Less: Tax equivalent adjustment		(712)			(733)

Net interest income		$18,755			$17,785

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended September 30			Nine months ended September 30
	2007 Over 2006			2007 Over 2006
(In thousands)	Changes Due To			Changes Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest
earning assets:

Loans (including loan fee income)	$1,161	$(359)	$802	$2,159	$59	$2,218
Mortgage-backed securities	143	124	267	376	327	703
Tax exempt securities (1)	(186)	138	(48)	(150)	34	(116)
Taxable securities	50	45	95	164	142	306
Federal funds sold	(129)	66	(63)	71	25	96
Securities, restricted	(1)	(1)	(2)	(9)	(1)	(10)
Deposits with banks	3	(3)	0	1	(1)	0
Total interest earning assets	1,041	10	1,051	2,612	585	3,197

Interest expense on interest
bearing liabilities:

Savings, N.O.W. and money market deposits	266	(67)	199	751	941	1,692
Certificates of deposit of $100,000 or more	146	(110)	36	328	154	482
Other time deposits	11	45	56	92	250	342
Federal funds purchased	(6)	(6)	(12)	(97)	25	(72)
Other borrowed money	(25)	(25)	(50)	(226)	30	(196)
Total interest bearing liabilities	392	(163)	229	848	1,400	2,248
Net interest income	$649	$173	$822	$1,764	$(815)	$949

(1) The above table is presented on a tax equivalent basis.

The net interest margin for the three months ended September 30, 2007 increased to 4.9% from 4.7% over the same three-month period in 2006, primarily due to the effect of an increase in the yield on the average total interest earning assets and a decrease in the costs of average total interest bearing liabilities. Yields on interest earning assets increased approximately 20 basis points and costs of interest bearing liabilities decreased by approximately 10 basis points during the three months ended September 30, 2007 compared to prior year.  Net interest income was $6,813,000 for the three months ended September 30, 2007 compared to $6,014,000 from the same period last year. The increase in net interest income of $799,000 or 13.3% for the current three-month period over the same period last year was primarily a result from increased volume.  Average total interest earning assets for the three months ended September 30, 2007 increased to $574,731,000 from $524,080,000 or 9.7% and there was an increase in the yield on average interest earning assets to 6.6% from 6.4% for the three months ended September 30, 2006.  Average interest bearing liabilities increased 10.9% to $350,686,000 for the three-month period ended September 30, 2007 from $316,116,000 during the same period in 2006.  Deposit pricing resulted in a lower cost of the average total interest bearing liabilities during the three-month period ended September 30, 2007 compared to the same period last year and the three-month period ended June 30, 2007.

The net interest margin decreased to 4.7% for the nine months ended September 30, 2007 from 4.9% from the same nine month period in 2006. The decrease was primarily the result of the increase in for the cost of the average total interest bearing liabilities being greater than the increase in the yield on average total interest earning assets.  The cost of interest bearing liabilities increased approximately 50 basis points during the nine months ended September 30, 2007 compared to prior year, which were partly offset by increased yields of approximately 10 basis points on interest earning assets.  Net interest income increased $970,000 or 5.5% for the current nine-month period over the same period last year.  Average interest earning assets increased to $559,270,000 during the nine-month period ended September 30, 2007 from $506,677,000 for the same period in 2006, representing a 10.4% increase.  During this period, the yield on average interest earning assets increased to 6.5% from 6.4%.  Average interest bearing liabilities increased 15.7% to $356,282,000 in 2007 from $308,063,000 for the same period last year.  The cost of average interest bearing liabilities for the nine-month period ended September 30, 2007 increased to 3.0% from 2.5% during the same period in 2006 due to increases in funding costs of interest bearing deposits and average overnight borrowings.  In addition, part of the increase in the cost of certificates of deposit greater than $100,000 resulted from the balance of $2,000,000 in brokered certificates of deposit.  Because the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive in the short term.  Funding costs have declined for the three months ended September 30, 2007 in response to the Federal Reserve lowering the targeted federal funds rate and discount rate and the careful management of deposit pricing.

For the nine-month period ended September 30, 2007, average loans grew by $37,790,000 or 12.5% as compared to average loans for the nine-month period ended September 30, 2006.  Real estate mortgage loans primarily contributed to the growth.  The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the nine-month period ended September 30, 2007, average total investments increased by $12,951,000 or 6.8% as compared to average total investments for the nine-month period ended September 30, 2006.  To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during the first quarter 2007 resulting in a net loss of $101,000 compared to a net loss of $289,000 for the nine-month period ended September 30, 2006 .  Average federal funds sold increased $1,836,000 or 15.6% over the average balance for the same period in the prior year.

For the nine-month period ended September 30, 2007, average total deposits increased by $62,512,000 or 13.0% as compared to average total deposits for the nine-month period ended September 30, 2006.  For the nine-month period ended September 30, 2007, components of this change include an increase in average demand deposits of $7,017,000 or 3.8% as compared to average demand deposits for the nine-month period ended September 30, 2006.  The average balances in savings, N.O.W. and money market accounts increased $39,919,000 or 15.8% for the nine-month period ended September 30, 2007 compared to the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $15,576,000 or 33.9% for the nine-month period ended September 30, 2007 as compared to average balances over the same nine-month period in 2006.  Average public fund deposits comprised 22.9% of total average deposits during the nine-month period ended September 30, 2007 and 21.6% of total average deposits for the nine-month period ended September 30, 2006.  Average federal funds purchased totaled with average other borrowings decreased $7,276,000 or 79.9% for the nine month period ended September 30, 2007 as compared to average balances for the same period in the prior year.

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

The credit quality of the loan portfolio remained strong for the quarter ended September 30, 2007.  Since December 31, 2006, nonaccrual loans decreased $245,000 to $178,000 from $423,000, representing 0.1% of net loans at September 30, 2007 and December 31, 2006. As of September 30, 2007 and December 31, 2006, there were no impaired loans as defined by SFAS No. 114 “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15” (SFAS 114”). For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Additionally management applies its normal loan review procedures in making these judgments. As of September 30, 2007 there were no loans considered to be a troubled debt restructuring, as defined by SFAS No. 114. As of December 31, 2006, there was one loan considered to be a troubled debt restructuring, totaling $118,000.  After review of the estimated fair value of the underlying collateral less the costs to sell, management believed it would be able to collect all amounts due without a shortfall according to the modified terms of the loan agreement.  Subsequent to December 31, 2006, six consecutive payments were made on this loan in accordance with the modified loan terms hence it is no longer classified as a troubled debt restructuring. The Bank had no foreclosed real estate at September 30, 2007 and December 31, 2006.  The Bank recognized recoveries of $62,000 and charge-offs of $100,000 for the nine months ended September 30, 2007 as compared to recoveries of $103,000 and charge-offs of $73,000 for the same period in 2006.

Loans of approximately $5,217,000 or 1.4% of total loans at September 30, 2007 were classified as potential problem loans.  This was an increase of $1,061,000 from $4,156,000 or 1.3% of total loans at December 31, 2006.  These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.  Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, and the growth in our loan portfolio, a provision for loan losses of $150,000 was recorded during the third quarter of 2007.  A provision for loan losses of $245,000 was recorded during the first nine months of 2007. No provision for loan loss was recorded during the first nine months of 2006. Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

 Net charge-offs were $38,000 for the first nine months of 2007 while there were net recoveries were $30,000 during the first nine months of 2006. The allowance for loan losses increased to $2,719,000 at September 30, 2007, as compared to $2,512,000 at December 31, 2006 and $2,413,000 at September 30, 2006.  As a percentage of total loans, the allowance was 0.75% at September 30, 2007, as compared to 0.77% at December 31, 2006 and 0.79% at September 30, 2006.

Non Interest Income

Total other income increased during the three-month period ended September 30, 2007 by $341,000 or 28.4% from the same period last year primarily due to increases in service charges on deposit accounts and higher revenues from the title insurance abstract subsidiary.  Service charges on deposit accounts for the three-month period ended September 30, 2007 totaled $654,000 reflecting an increase of $163,000 or 33.2%.  Title fee income for the three-month period ended September 30, 2007 was $298,000, an increase of $119,000 or 66.5%.  There were no net losses on sales of securities recorded during the three months ended September 30, 2007 as compared to net losses on sales of securities of $32,000 during the three months ended September 30, 2006. Excluding net securities losses, total other income increased $309,000 or 25.1% for the three months ended September 30, 2007.  Fees for other customer services for the three-month period ended September 30, 2007 totaled $561,000, an increase of $28,000 or 5.3% from the same three-month period in 2006.  Other operating income for the three-month period ended September 30, 2007 totaled $28,000, a slight decline of $1,000 from the same three-month period in 2006.

Total other income increased during the nine-month period ended September 30, 2007 by $1,117,000 or 34.9% from the same period last year.  Net losses on sales of securities during the nine months ended September 30, 2007 totaled $101,000, compared to net securities losses for the nine-month period ended September 30, 2006 of $289,000.  Excluding net securities losses, total other income increased $929,000 or 26.6% for the nine months ended September 30, 2007.  Service charges on deposit accounts for the nine-month period ended September 30, 2007 totaled $1,870,000, reflecting an increase of $289,000 or 18.3% from the nine months ended September 30, 2007.  Fees for other customer services for the nine-month period ended September 30, 2007 was $1,332,000, an increase of $298,000 or 28.8%.  Title fee income for the nine-month period ended September 30, 2007 totaled $1,077,000, an increase of $336,000 or 45.3% from the same nine-month period in 2006. Other operating income for the nine-month period ended September 30, 2007 totaled $138,000, a slight increase of $6,000 from the same nine-month period in 2006.

Non Interest Expense

Total other expenses increased during the three-month period ended September 30, 2007 by $490,000 or 11.8% and increased by $1,504,000 or 12.6% during the nine-month period ended September 30, 2007 over the same periods last year.  The primary components of this increase for both the three-month period and nine-month period were salary and benefit expense, other operating expenses and net occupancy expenses.  Salary and benefit expense increased $245,000 or 10.0% for the three-month period and increased $960,000 or 13.8% for the nine-month ended September 30, 2007 over the same periods last year.  Increases in salaries and employee benefit costs were due to base salary increases, filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, increases in incentive based compensation and an increase in employee benefit costs.  Total other operating expenses for the three-month period ended September 30, 2007 totaled $1,284,000, an increase of $149,000 or 13.1% compared to the same period last year.  Total other operating expenses for the nine-month period ended September 30, 2007 totaled $3,670,000, an increase of $253,000 or 7.4% compared to the same period last year. Higher other operating expenses were due to increases in marketing, information systems costs and other operational costs related to expanding the Company’s infrastructure and the opening of the new branch offices. In addition, increases in other operating expenses were due to the implementation of increased regulatory requirements, including legal, audit and human resource expenses. Net occupancy expenses for the three-month period ended September 30, 2007 totaled $436,000, an increase of $77,000 or 21.4% over the same period last year.  Total occupancy expenses for the nine-month period ended September 30, 2007 totaled $1,284,000, an increase of $250,000 or 24.2% over the same period last year. Higher net occupancy expenses were due to increases in depreciation expense and rent expense related to the opening of new branch offices.

Income Taxes

The provision for income taxes increased during the three-month period ended September 30, 2007 by $330,000 or 35.7% from the same period last year due to the increase in income before provision for income taxes and a higher effective tax rate.   The effective tax rate for the three-month period ended September 30, 2007 increased to 35.1% as compared to 30.1% for the same period last year.  The increase in tax rate primarily resulted from a lower percentage of interest income from tax exempt securities during the three-month period ended September 30, 2007.  The provision for income taxes increased during the nine-month period ended September 30, 2007 by $190,000 or 6.6% over the same period last year due to the increase in income before provision for income taxes and a higher effective tax rate.  The effective tax rate for the nine-month period ended September 30, 2007 increased to 32.8% as compared to 31.9% for the same period last year.

Financial Condition

Assets totaled $650,322,000 at September 30, 2007, an increase of $76,678,000 or 13.4% from December 31, 2006.  This change is primarily a result of an increase in federal funds sold of $56,900,000, and an increase in total loans of $36,360,000 or 11.2%, partially offset by decreases in the investment portfolio of $17,491,000 or 8.2% primarily due to maturing securities. Total liabilities were $602,167,000 at September 30, 2007, an increase of $74,062,000 or 14.0% compared to December 31, 2006. This change is primarily a result of increases in demand deposits of $57,899,000 or 33.4%, savings, N.O.W. and money market deposits of $25,276,000 or 9.4% primarily due to an increase in core deposits; certificates of deposit of $100,000 or more of $10,414,000 or 34.1%, due to public funds, promotional deposit products and an issuance of brokered certificates of deposit. These increases were partially offset by decreases other time deposits of $1,045,000 or 3.5%, and a decrease in the overnight borrowing position of $18,600,000.

Total stockholders’ equity was $48,155,000 at September 30, 2007, an increase of $2,616,000 or 5.7% from December 31, 2006 due to net income of $6,277,000 and a decrease in net unrealized loss on securities of $199,000, partially offset by declaration of dividends totaling $4,198,000.

In September 2007, the Company declared a quarterly dividend of $0.23 per share.  The Company continues its long term trend of uninterrupted dividends.

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

The Company’s principal source of liquidity is dividends from the Bank.  Pursuant to regulatory restrictions, dividends from the Bank to the Company are limited to the Bank’s 2007 retained net income and the net undivided profits from the previous two years.  As of September 30, 2007, the Company had $1,780,000 cash on hand and dividends available to be paid from the Bank of $2,501,000.  The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases.  In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year.  The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period.  Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, growth in core deposits and sources of wholesale funding such as brokered certificates of deposit.  While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives.  Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding.  The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.  The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets.  At September 30, 2007, the Bank had aggregate lines of credit of $74,500,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements.  Of these aggregate lines of credit, $54,500,000 is available on an unsecured basis.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank.  The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit.  As of September 30, 2007, the Bank had issued $2,000,000 of brokered certificates of deposits and had no overnight borrowings.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short-term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested in overnight federal funds sold. As of September 30, 2007, the amount of overnight federal funds sold was $56,900,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2007, the Company and the Bank meet all capital adequacy requirements with which it must comply.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s.  At September 30, 2007 and December 31, 2006, actual capital levels and minimum required levels for the Bank were as follows:
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
(In thousands)	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2007
Total Capital (to risk weighted assets)	$50,938	11.5%	$35,492	>8.0%	$44,366	>10.0%
Tier 1 Capital (to risk weighted assets)	48,219	10.9%	17,747	>4.0%	26,619	>6.0%
Tier 1 Capital (to average assets)	48,219	7.9%	24,559	>4.0%	30,699	>5.0%

As of December 31, 2006
Total Capital (to risk weighted assets)	$50,152	12.5%	$32,019	>8.0%	$40,024	>10.0%
Tier 1 Capital (to risk weighted assets)	47,640	11.9%	16,010	>4.0%	24,015	>6.0%
Tier 1 Capital (to average assets)	47,640	8.3%	23,073	>4.0%	28,841	>5.0%

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

Recent Regulatory and Accounting Developments

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Adoption of SFAS 155 on January 1, 2007 did not have a significant impact on the Company's financial statements.

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

At September 30, 2007, $183,744,000 or 96.4% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, and therefore an increase in the average life of such loans, may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes.  Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon.  The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Statement of Condition.  This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates.  A parallel and pro rata shift in rates over a twelve-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis at September 30, 2007:

	September 30, 2007		December 31, 2006
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(RATE SHOCK)	Interest Income		Interest Income
(In thousands)
	$ Change	% Change	$ Change	% Change
200	$(1,159)	(3.94)%	$(1,501)	(5.87)%
Static	-	-	-	-
(200)	$(306)	(1.04)%	$(27)	(0.11)%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

November 5, 2007	/s/ Thomas J. Tobin
Thomas J. Tobin
President and Chief Executive Officer

November 5, 2007	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer