Form 10-K
period 2007-12-31
BRIDGE BANCORP INC
filed 2008-03-14
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission File No. 000-18546

_____________________
BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, Par Value of $0.01 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2007, was $136,467,094.

The number of shares of the Registrant’s common stock outstanding on March 7, 2008 was 6,140,072.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2008 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2008 (Part III).

T a b l e  O f  C o n t e n t s

PART I

PART I

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2008, are incorporated by reference into Part III.

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company for The Bridgehampton National Bank (the “Bank”).  The Bank was established in 1910 as a national banking association and is headquartered in Bridgehampton, New York.  The Registrant was incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization; under which the former shareholders of the Bank became the shareholders of the Company.  Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock.  In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) as an operating subsidiary.  The assets transferred to BCI are viewed by the bank regulators as part of the Bank’s assets in consolidation.  The operations of the Bank also include Bridge Abstract LLC (“Bridge Abstract”), a wholly owned subsidiary of the Bank which is a broker of title insurance services.

The Bank operates fourteen branches on eastern Long Island.  Federally chartered in 1910, the Bank was founded by local farmers and merchants.  For nearly a century, the Bank has maintained its focus on building customer relationships in this market area.  The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community.  The Company strives to achieve excellence in financial performance and build long term shareholder value.  The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices.  These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgages; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities; (7) New York State and local municipal obligations; and (8) U.S. Treasury and government agency securities.  The Bank also offers the CDARS program, providing up to $50,000,000 of FDIC insurance to its customers.  In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts.  Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services.  The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

The Bank employs 157 people on a full-time and part-time basis.  The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive.  In addition, the Company has an equity incentive plan under which it may issue shares of the common stock of the Company.

All phases of the Bank’s business are highly competitive.  The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence.  There is also competition for banking business from competitors outside of its market areas.  Most of these competitors are significantly larger than the Bank, and therefore have greater financial and marketing resources and lending limits than those of the Bank.  The fixed cost of regulatory compliance remains high for community banks as compared to their larger competitors that are able to achieve economies of scale.  The Bank considers its major competition to be local commercial banks as well as other commercial banks with branches in the Bank’s market area.  Other competitors include mortgage brokers and financial services firms other than financial institutions such as investment and insurance companies.  Increased competition within the Bank’s market areas may limit growth and profitability.  Additionally, as the Bank’s market area expands westward, competitive pressure in new markets is expected to be strong.  The title insurance abstract subsidiary also faces competition from other title insurance brokers as well as directly from the companies that underwrite title insurance.  In New York State, title insurance is obtained on most transfers of real estate and mortgage transactions.

The Bank’s principal market area is located on eastern Long Island.  During 2007, the Bank opened three new branches.  In January 2007, the Bank opened a state-of-the-art branch facility in the Village of Southampton; in February 2007, the Bank opened a new full-service branch facility in Cutchogue; and in September 2007, the Bank opened its first full-service branch facility in the Town of Riverhead, located in Wading River.  The opening of the branch facility in Westhampton Beach in December 2005, and the branch in Wading River in September 2007, move the Bank geographically westward and demonstrate the Bank’s commitment to traditional growth through branch expansion.  Plans for a new East Hampton branch are in process and awaiting regulatory approval.

The Bank routinely adds to its menu of products and services, continually meeting the needs of consumers and businesses.  During the third quarter of 2007, the Bank completed the pilot phase of the remote deposit capture product, "BridgeNEXUS" and rolled out the product on a selected basis to customers in the fourth quarter.  Remote deposit capture provides added convenience to customers and the ability for the Bank to expand its footprint into areas without local branches.

Page -1-

Eastern Long Island is semi-rural.  Surrounded by water and including the Hamptons and North Fork, the region is a recreational destination for the New York metropolitan area, and a highly regarded resort locale world-wide.  While the local economy flourishes in the summer months as a result of the influx of tourists and second homeowners, the year-round population has grown considerably in recent years, resulting in a reduction of the seasonal fluctuations in the economy.  Industries represented in the marketplace include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation and agricultural and related businesses.  During the last decade, the Long Island wine industry has grown with an increasing number of new wineries and vineyards locating in the region each year.  The vast majority of businesses are considered small businesses employing fewer than ten full-time employees.  In recent years, more national chains have opened retail stores within the villages on the north and south forks of the island.  Major employers in the region include the municipalities, school districts, hospitals, and financial institutions.

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

REGULATION AND SUPERVISION

The Bridgehampton National Bank is chartered by and is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (the “OCC”).  The Bank is a member of the Federal Home Loan Bank of New York and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank also is a member of the Federal Reserve System.  The Bank must file reports with the OCC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to test compliance with various regulatory requirements.

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

Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors.  These regulatory authorities have extensive enforcement authority over the institutions that they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound banking practices.  Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.  Any change in laws and regulations, whether by the OCC, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on the Bank and the Company and their operations and stockholders.  Additional information on regulatory requirements is set forth in Note 13 to the Consolidated Financial Statements.

Bridge Bancorp, Inc. had nominal results of operations for 2007, 2006 and 2005 on a parent-only basis.  Equity incentive plan grants of stock options and stock awards are recorded directly to the holding company.  The Company’s sources of funds are dependent on dividends from the Bank, its own earnings, additional capital raised and borrowings.  The information in this report reflects principally the financial condition and results of operations of the Bank.  The Bank’s results of operations are primarily dependent on its net interest income.  The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title insurance abstract subsidiary, and net gains on sales of securities and loans.  The level

Page -2-

of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance abstract subsidiary, and income tax expense, further affects the Bank’s net income.

The Company files certain reports with the Securities and Exchange Commission (“SEC”) under the federal securities laws.  The Company’s operations are also subject to extensive regulation by other federal, state and local governmental authorities and it is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations.  Management believes that the Company is in substantial compliance, in all material respects, with applicable federal, state and local laws, rules and regulations.  Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change.  There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Company’s business, financial condition or prospects.

OTHER INFORMATION

Through a link on the Investor Relations section of the Bank’s website of www.bridgenb.com, copies of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) for 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.  Copies of such reports and other information also are available at no charge to any person who requests them or at www.sec.gov.  Such requests may be directed to Bridge Bancorp, Inc., Investor Relations, 2200 Montauk Highway, PO Box 3005, Bridgehampton, NY  11932, (631) 537-1000.

Item 1A.  Risk Factors

Concentration of Loan Portfolio
The Bank generally invests a significant portion of its assets in loans secured by commercial and residential real estate properties located in eastern Long Island.  A downturn in real estate values and economic conditions on eastern Long Island could have a significant impact on the value of collateral securing the loans as well as the ability for the repayment of loans.  See a further discussion in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans.”

Changes in Interest Rates Could Affect Profitability
The ability to earn a profit, like most financial institutions, depends on the net interest income, which is the difference between the interest income that the Bank earns on its interest-bearing assets, such as loans and investments, and the interest expense which we pay on our interest-bearing liabilities, such as deposits.  The Bank’s profitability depends on its ability to manage its assets and liabilities during periods of changing market interest rates.

A sustained decrease in market interest rates could adversely affect the Bank’s earnings.  When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates.  Under those circumstances, the Bank would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid loans or in investment securities.  In addition, the majority of the Bank’s loans are at variable interest rates, which would adjust to lower rates.

In a period of rising interest rates, the interest income earned on the Bank’s assets may not increase as rapidly as the interest paid on its liabilities.  In an increasing interest rate environment, the Bank’s cost of funds is expected to increase more rapidly than interest earned on its loan and investment portfolio as the primary source of funds is deposits with generally shorter maturities than those on its loans and investments.  This makes the balance sheet more liability sensitive in the short term.

Geographic Location and Competition
The Bank’s market area is located on eastern Long Island and its customer base is mainly located in the towns of East Hampton, Southampton, Southold and Riverhead.  Competition in the banking and financial services industry is intense.  The profitability of the Bank depends on the continued ability to successfully compete.  The Bank competes with commercial banks, savings banks, insurance companies, and brokerage and investment banking firms.  Many of our competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide.  In addition, competitors recently have been offering deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than the Bank has been willing to offer.  Furthermore, the high cost of living on the twin forks of eastern Long Island creates staff recruitment and retention challenges.

The Company’s Future Depends on Successful Growth of its Subsidiary
The Company’s primary business activity for the foreseeable future will be to act as the holding company of the Bank.  Therefore, the Company’s future profitability will depend on the success and growth of this subsidiary.

Page -3-

The Loss of Key Personnel Could Impair our Future Success
Our future success depends in part on the continued service of our executive officers, other key management, as well as our staff, and on our ability to continue to attract, motivate, and retain additional highly qualified employees.  The loss of services of one or more of our key personnel or our inability to timely recruit replacements for such personnel, or to otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results, and financial condition. In April 2007, the Company’s Chief Financial Officer (“CFO”) resigned and the Company’s Chief Operating Officer, Howard H. Nolan assumed the CFO’s responsibilities. On February 26, 2008, the Board appointed Mr. Nolan as the Company's CFO.

In addition, on October 9, 2007, the Company announced that Thomas J. Tobin would be retiring as President and Chief Executive Officer effective on December 31, 2007.  Kevin M. O’Connor was appointed to the Board of Directors and became Mr. Tobin’s successor as President and Chief Executive Officer effective January 1, 2008.   Mr. Tobin remains a member of the Board of Directors and assumed his new role as President Emeritus and Advisor to the Board effective January 1, 2008.

Highly Regulated Environment
We are subject to extensive regulation, supervision and examination by the OCC, FDIC, the Federal Reserve Board and the SEC.  Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the consumer.  Recently regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements.  In order to comply with regulations, guidelines and examination procedures in this area as well as other areas of the Bank, we have been required to adopt new policies and procedures and to install new systems.  We cannot be certain that the policies, procedures, and systems we have in place are flawless and there is no assurance that in every instance we are in full compliance with these requirements.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At present, the Registrant does not own or lease any property.  The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932.  The Bank’s internet address is www.bridgenb.com

All of the Bank’s properties are located on eastern Long Island in New York.  The Bank’s Main Office in Bridgehampton is owned.  The Bank also owns buildings that house its Montauk Branch located at 1 The Plaza, Montauk; its Southold Branch located at 54790 Main Road, Southold; its Westhampton Beach Office at 194 Mill Road, Westhampton Beach; and its Southampton Village Branch located at 150 Hampton Road, Southampton.  The Bank currently leases out a portion of the Montauk building and the Westhampton Beach building.  The Bank leases eight additional properties on eastern Long Island as branch locations at 32845 Main Road, Cutchogue; 26 Park Place, East Hampton; 218 Front Street, Greenport; 48 East Montauk Highway, Hampton Bays; Mattituck Plaza, Main Road, Mattituck; 2 Bay Street, Sag Harbor; 425 County Road 39A, Southampton and 6324 Route 25A, Wading River. Additionally, the Bank utilizes space for a branch in the retirement community, Peconic Landing at 1500 Brecknock Road, Greenport.  In 2003, the Bank purchased property in the Village of East Hampton and is currently planning construction of a building on that site.  The Bank has contractual rights to purchase real estate in the Town of Southold which will also be considered as a site for a future branch facility.

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

Page -4-

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

At December 31, 2007 the Company had approximately 772 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

COMMON STOCK INFORMATION

	Stock Prices		Dividends
	High	Low	Declared
By Quarter 2007
First	$24.75	$23.60	$0.23
Second	$24.60	$23.80	$0.23
Third	$24.75	$23.50	$0.23
Fourth	$25.05	$23.25	$0.23

	Stock Prices		Dividends
	High	Low	Declared
By Quarter 2006
First	$26.30	$24.15	$0.23
Second	$26.65	$24.65	$0.23
Third	$26.10	$24.50	$0.23
Fourth	$25.85	$23.75	$0.23

Stockholders received cash dividends totaling $5,612,000 in 2007 and $5,668,000 in 2006.  The ratio of dividends per share to net income per share was 67.67% in 2007 compared to 68.98% in 2006.

Page -5-

PERFORMANCE GRAPH

Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size $500 million to $1 billion, as reported by SNL Financial L.C. from December 31, 2002 through December 31, 2007.  The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

December, 31	2002	2003	2004	2005	2006	2007
Index
Bridge Bancorp, Inc.	100.00	162.28	217.97	181.94	183.38	192.81
NASDAQ® Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL $500M-$1B Bank Index	100.00	144.19	163.41	170.41	193.81	155.31

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased in Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs-2006 (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2007	-	-	141,959	167,041
November 2007	-	-	141,959	167,041
December 2007	-	-	141,959	167,041

(1)	The Board of Directors approved a stock repurchase program on March 27, 2006.

-	The Board of Directors approved repurchase of shares up to 309,000 shares.
-	There is no expiration date for the stock repurchase plan.
-	There is no stock repurchase plan that has expired or that has been terminated during the period ended December 31, 2007.

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

December 31,	2007	2006	2005	2004(2)	2003(2)
Selected Financial Data:
Securities available for sale	$187,384	$202,590	$182,801	$202,042	$193,699
Securities, restricted	2,387	878	1,377	1,979	1,642
Securities held to maturity	5,836	9,444	10,012	21,213	14,396
Total loans	375,236	325,997	302,264	296,134	273,188
Total assets	607,424	573,644	533,444	547,200	511,613
Total deposits	508,909	504,412	468,025	469,311	457,159
Total stockholders’ equity	51,109	45,539	46,651	47,213	42,794

Year Ended December 31,
Selected Operating Data:
Total interest income	$35,864	$32,030	$28,713	$26,923	$25,968
Total interest expense	10,437	8,337	4,319	2,351	2,601
Net interest income	25,427	23,693	24,394	24,572	23,367
Provision for loan losses	600	85	300	300	-

Net interest income after provision for loan losses	24,827	23,608	24,094	24,272	23,367
Total non interest income	5,678	4,413	5,105	5,440	4,716
Total non interest expenses	18,168	16,002	14,647	13,564	12,997

Income before income taxes	12,337	12,019	14,552	16,148	15,086
Provision for income taxes	4,043	3,851	4,929	5,771	5,488
Net income	$8,294	$8,168	$9,623	$10,377	$9,598

December 31,
Selected Financial Ratios and Other Data:
Return on average equity	17.47%	17.68%	20.15%	22.82%	22.58%
Return on average assets	1.38%	1.49%	1.76%	1.89%	1.91%
Average equity to average assets	7.91%	8.41%	8.71%	8.30%	8.46%
Dividend payout ratio (1)	67.67%	68.98%	58.88%	43.39%	50.98%
Diluted earnings per share	$1.36	$1.33	$1.53	$1.64	$1.53
Basic earnings per share	$1.37	$1.33	$1.54	$1.66	$1.55
Cash dividends declared per common share (1)	$0.92	$0.92	$0.91	$0.72	$0.78

(1)	On December 15, 2003, the Company declared a special dividend of approximately $1,660,000, or $0.27 per share.

(2)	Amounts have been restated for a three-for-two stock split, in the form of a stock dividend, effective July 9, 2004.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, and in other reports filed by the Company with the SEC.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

OVERVIEW

Who We Are and How We Generate Income
Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a single bank holding company formed in 1989.  On a parent-only basis, the Company has had minimal results of operations.  In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds.  The information in this report reflects principally the financial condition and results of operations of the Bank.  The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings.  The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title abstract subsidiary, and net gains on sales of securities and loans.  The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income.  Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation.

Year to Date and Quarterly Highlights

•	Returns on average equity and average assets of 17.47% and 1.38% respectively for 2007;

•	Net income of $8.3 million or $1.36 per diluted share for 2007 as compared to net income of $8.2 million or $1.33 per diluted share for 2006;

•	Net income of $2.0 million or $0.33 per diluted share for the fourth quarter 2007 as compared with $2.0 million or $0.34 per diluted share for the same period one year ago;

•	A net interest margin of 4.7% for 2007 as compared to 4.8% for 2006;

•	Total assets of $607.4 million at December 31, 2007, an increase of 5.9% over the same date last year;

•	Total loans of $375.2 million, an increase of 15.1% at December 31, 2007 from December 31, 2006;

•	Continued sound credit quality;

Page -8-

•	Total investments of $193.2 million at December 31, 2007, a decrease of 8.9% over December 31, 2006;

•
Balance sheet and interest rate risk management included a repositioning of a portion of the available for sale investment securities portfolio resulting in a net pretax loss of $101,000 during the first quarter of 2007;

•	Total deposits of $508.9 million at December 31, 2007, with an increase in average deposits of 10.1% over December 31, 2006;

•
The Company’s capital levels remain strong with a Tier 1 Capital to Average Assets ratio of 8.36%.  The Company is positioned well for future growth.  Stockholders’ equity totaled $51.1 million at December 31, 2007 as compared $45.5 million at December 31, 2006;

•	Declaration of cash dividends totaling $0.92 for 2007; and

•	Execution of the Bank’s branch expansion plan, including the opening of three new branches in 2007: Southampton Village, Cutchogue and Wading River.

New Developments

On October 9, 2007, the Company announced that Thomas J. Tobin will be retiring as President and Chief Executive Officer effective on December 31, 2007.  Kevin M. O’Connor has been appointed to the Board of Directors and became Mr. Tobin’s successor as President and Chief Executive Officer effective January 1, 2008.   Mr. Tobin remains a member of the Board of Directors and assumed a new role as President Emeritus and Advisor to the Board effective January 1, 2008 through March 2, 2010.

Opportunities and Challenges

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

Growing profits in the current flat or inverted yield curve environment presents significant challenges to the Bank since, as a community bank, its income historically relies heavily on the interest rate spread between short term and long term rates.  The ability of the Bank to borrow on a short term basis at a lower cost and invest on a long term basis at a higher yield is diminished.  Pressure on net interest income persisted during 2007; however, improvements in both rate and volume during the second half of 2007 resulted in positive net interest income for the year ended December 31, 2007 as compared to the prior year. The yield curve remained flat or slightly inverted during much of the year.  During the second half of 2007, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises.  The Federal Reserve responded by lowering the targeted federal funds rate and discount rate in September, October and December 2007. The Federal Reserve acted again in January 2008 twice lowering the targeted federal funds rate and discount rate to the current level of 3.00% and 3.5%, respectively. Since December 2006, the Federal Reserve has lowered rates a total of 225 basis points. Despite the Federal Reserve's actions to cut interest rates, many competitors have increased the deposit rates offered.  This practice, along with the flat yield curve, continues to challenge bank management to grow the institution and achieve profitable margins on this growth.

Growth and service strategies have potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships.  During 2007, the Bank opened three new branches; Southampton Village, Cutchogue and its 14th branch office which is located in Wading River.  We continue to make our way through the regulatory process and expect that the opening of our new facility in the Village of East Hampton will be a 2009 event. We believe positive outcomes in the future will result from the expansion of our geographic footprint, investments in infrastructure and technology, such as BridgeNEXUS, our remote deposit capture product, and continued focus on placing our customers first.

Corporate objectives for 2008 include:  leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business.   The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting these objectives.

Page -9-

CRITICAL ACCOUNTING POLICIES

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2007 contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy.  This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets.  Pool evaluations are broken down as follows:  first, loans with homogenous characteristics are pooled by loan type and include home equity loans, residential mortgages, land loans and consumer loans.  Then all remaining loans are segregated into pools based upon the risk rating of each credit.  Key factors in determining a credit’s risk rating include management’s evaluation of:  cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of company management.  The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors.  The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans.  We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool.  In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio.  Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data.  These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.  If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

Page -10-

The Classification Committee is comprised of both members of management and the Board of Directors.  The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio.  Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at December 31, 2007, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio.  Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions.  Changes in estimates could result in a material change in the allowance.  In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding our allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

NET INCOME

Net income for 2007 totaled $8.3 million or $1.36 per diluted share while net income for 2006 totaled $8.2 million or $1.33 per diluted share, as compared to net income of $9.6 million, or $1.53 per diluted share for the year ended December 31, 2005.  Net income increased $126,000 or 1.5% as compared to 2006 and net income for 2006 decreased $1.5 million or 15.1% compared to 2005.  Significant trends for 2007 include:  (i) a $1.7 million or 7.3% increase in net interest income; (ii) a $515,000 increase in the provision for loan losses; (iii) a $1.3 million or 28.7% increase in total non interest income; (iv) a $2.2 million or 13.5% increase in total non interest expenses and (v) a $192,000 or 5.0% increase in income tax expense.

NET INTEREST INCOME

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.  Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the years indicated and reflect the average yield on assets and average cost of liabilities for the years indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown.  Average balances are derived from daily average balances and include non-performing accrual loans.  The yields and costs include fees, which are considered adjustments to yields.  Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income.  For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Page -11-

Year Ended December 31,	2007			2006			2005
(Dollars in thousands)			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$347,029	$26,347	7.6%	$307,394	$23,345	7.6%	$299,950	$20,724	6.9%
Mortgage-backed securities	120,314	5,764	4.7	112,463	4,989	4.4	102,460	4,160	4.0
Tax exempt securities (1)	53,599	2,823	5.2	57,948	3,060	5.2	60,005	2,944	4.8
Taxable securities	27,643	1,155	4.1	26,258	970	3.6	41,485	1,520	3.6
Federal funds sold	12,375	638	5.1	10,800	560	5.1	7,971	265	3.3
Securities, restricted	886	58	6.6	907	65	7.2	2,034	95	4.7
Deposits with banks	173	4	2.3	348	21	6.0	93	2	2.2
Total interest earning assets	562,019	36,789	6.5	516,118	33,010	6.4	513,998	29,710	5.8

Non interest earning assets:
Cash and due from banks	16,081			14,307			15,871
Other assets	22,242			18,963			18,186
Total assets	$600,342			$549,388			$548,055

Interest bearing liabilities:
Savings, NOW and money market deposits	$287,450	$7,634	2.7%	$259,747	$6,322	2.4%	$249,382	$3,022	1.2%
Certificates of deposit of $100,000 or more	35,965	1,452	4.0	24,293	888	3.7	28,777	550	1.9
Other time deposits	28,044	1,058	3.8	25,420	723	2.8	27,805	470	1.7
Other borrowed money	1,403	65	4.6	4,205	216	5.1	6,688	205	3.1
Federal funds purchased and repurchase agreements	4,632	223	4.8	3,666	188	5.1	1,999	72	3.6
Federal Home Loan Bank advances	110	5	4.6	-	-	-	-	-	-
Total interest bearing liabilities	357,604	10,437	2.9	317,331	8,337	2.6	314,651	4,319	1.4

Non interest bearing liabilities:
Demand deposits	191,022			183,157			183,260
Other liabilities	4,229			2,699			2,386
Total liabilities	552,855			503,187			500,297
Stockholders’ equity	47,487			46,201			47,758
Total liabilities and stockholders’ equity	$600,342			$549,388			$548,055

Net interest income/interest rate spread (2)		26,352	3.6%		24,673	3.8%		25,391	4.4%

Net interest earning assets/net interest margin (3)	$204,415	4.7%		$198,787	4.8%		$199,347	4.9%
Ratio of interest earning assets to interest bearing liabilities	157.2%			162.6%			163.4%

Less: Tax equivalent adjustment		(925)			(980)			(997)

Net interest income		$25,427			$23,693			$24,394

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

Year Ended December 31,	2007 Over 2006			2006 Over 2005
(In thousands)	Changes Due To			Changes Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:

Loans (including loan fee income)	$2,995	$7	$3,002	$525	$2,096	$2,621
Mortgage-backed securities	364	411	775	426	403	829
Tax exempt securities (1)	(228)	(9)	(237)	(101)	217	116
Taxable securities	53	132	185	(562)	12	(550)
Federal funds sold	81	(3)	78	114	181	295
Securities, restricted	(1)	(6)	(7)	(67)	37	(30)
Deposits with banks	(8)	(9)	(17)	15	4	19
Total interest earning assets	3,256	523	3,779	350	2,950	3,300

Interest expense on interest bearing liabilities:

Savings, NOW and money market deposits	701	611	1,312	131	3,169	3,300
Certificates of deposit of $100,000 or more	464	100	564	(97)	435	338
Other time deposits	80	255	335	(43)	296	253
Other borrowed money	(132)	(19)	(151)	(94)	105	11
Federal funds purchased and repurchase agreements	47	(12)	35	77	39	116
Federal Home Loan Bank advances	5	-	5	-	-	-
Total interest bearing liabilities	1,165	935	2,100	(26)	4,044	4,018
Net interest income	$2,091	$(412)	$1,679	$376	$(1,094)	$(718)

(1)	The above table is presented on a tax equivalent basis.

Net interest margin compression continued in 2007 as the net interest margin decreased to 4.7% for the year ended December 31, 2007 from 4.8% for 2006 and 4.9% in 2005. These decreases were primarily the result of the increase in the cost of the average total interest bearing liabilities being greater than the increase in the yield on average total interest earning assets.  The cost of interest bearing liabilities increased approximately 30 basis points during 2007 compared to prior year, which was partly offset by increased yields of approximately 10 basis points on interest earning assets.

Net interest income was $25.4 million in 2007 compared to $23.7 million in 2006 and $24.4 million in 2005.  The increase in net interest income of $1.7 million or 7.3% as compared to 2006 primarily resulted from the effect of the increase in the volume of average total interest earning assets being greater than the effect of the increase in both volume and rate of average total interest bearing liabilities.  The decrease in net interest income of $0.7 million or 2.9% in 2006 as compared to 2005 resulted from the effect of the increase in rate for the average total interest bearing liabilities being greater than the effect of the increase in the rate of average total interest earning assets.

Average total interest earning assets grew by $45.9 million or 8.9% to $562.0 million in 2007 compared to $516.1 million in 2006.   During this period, the yield on average total interest earning assets increased to 6.5% from 6.4%.  Average interest earning assets grew $2.1 million or 0.4% in 2006 from $514.0 million in 2005.  During this period, the yield on average total interest earning assets increased to 6.4% from 5.8%.

For the year ended December 31, 2007, average loans grew by $39.6 million or 12.9% to $347.0 million as compared to $307.4 million in 2006 and increased $7.4 million or 2.5% in 2006 as compared to $300.0 million in 2005.  Real estate mortgage loans and commercial loans primarily contributed to the growth.  The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Page -13-

For the year ended December 31, 2007, average total investments increased by $4.9 million or 2.5% to $202.4 million as compared to $197.5 million in 2006 and decreased $8.4 million or 4.1% in 2006 as compared to $206.0 million in 2005. To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2007 resulting in a net loss of $101,000 compared to a net loss of $289,000 in 2006.  Average federal funds sold increased to $12.4 million or 14.6% in 2007 from $10.8 million in 2006 and increased $2.8 million or 35.5% in 2006 as compared to $8.0 million in 2005. The increase in the average federal funds sold in 2007 and 2006 was primarily due to growth in the average deposits.

Average total interest bearing liabilities totaled $357.6 million in 2007 compared to $317.3 million in 2006 and $314.7 million in 2005. The Bank continued to offer deposit promotions during the year in connection with the three new branch openings and to reduce potential core deposits outflows. These deposit promotions were the primary cause for the increased cost of interest bearing liabilities at 2.9% for 2007 as opposed to a cost of 2.6% during 2006 and 1.4% in 2005.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.  Funding costs began to decline in the second half of 2007 in response to the Federal Reserve lowering the targeted federal funds rate and discount rate and the prudent management of deposit pricing.

For the year ended December 31, 2007, average total deposits increased by $49.9 million or 10.1% to $542.5 million as compared to average total deposits for the year ended December 31, 2006.  Components of this increase include an increase in average demand deposits for 2007 of $7.9 million or 4.3% to $191.0 million as compared to average demand deposits for 2006.  The average balances in savings, NOW and money market accounts increased $27.7 million or 10.7% to $287.5 million for the year ended December 31, 2007 compared to the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $14.3 million or 28.8% to $64.0 million for 2007 as compared to 2006.  Average public fund deposits comprised 21.7% of total average deposits during 2007 and 22.5% of total average deposits during 2006.  Average federal funds purchased and repurchase agreements together with average other borrowed money and average Federal Home Loan Bank advances decreased $1.7 million or 21.9% for the year ended December 31, 2007 as compared to average balances for the same period in the prior year.

Total interest income increased to $35.9 million from $32.0 million in 2006 and $28.7 million in 2005, an increase of 12.0% between 2007 and 2006 and an 11.6% increase between 2006 and 2005.  The ratio of interest earning assets to interest bearing liabilities decreased to 157.2% in 2007 as compared to 162.6% in 2006 and 163.4% in 2005.  Interest income on loans increased $3.0 million in 2007 over 2006 primarily due to growth in the loan portfolio. Interest income on loans increased $2.6 million in 2006 over 2005 predominately due to the increase in yield on average loans. The yield on average loans was 7.6% for 2007 and 2006, respectively as compared to 6.9% in 2005.

Interest income on investment in mortgage-backed, taxable and tax exempt securities increased to $8.9 million or 9.5% in 2007 from $8.1 million in 2006 and increased $0.4 million or 5.0% in 2006 from $7.7 million in 2005.  Interest income on securities included net accretion of discounts of $22,000 in 2007 compared to amortization of premiums on securities of $0.3 million in 2006 and $0.8 million in 2005 as the rate environment changed and prepayments substantially slowed on the mortgage-backed security portfolio.  The tax adjusted average yield on total securities increased to 4.8% in 2007 from 4.6% in 2006 and 4.2% in 2005.  Average federal funds sold increased $1.6 million or 14.6% in 2007 from 2006 and increased $2.8 million or 35.5% in 2006 from 2005.

Interest expense increased $2.1 million or 25.2% to $10.4 million in 2007 and increased $4.0 million or 93.0% to $8.3 million in 2006 from $4.3 million in 2005. The increases in interest expense in 2007 and 2006 resulted from growth in average deposit balances and the upward trend in the cost of average interest bearing liabilities.  The cost of average interest bearing liabilities was 2.9% in 2007, 2.6% in 2006, and 1.4% in 2005.

Provision for Loan Losses
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

The performance of the loan portfolio continued to be strong for the years ended December 31, 2007 and 2006.  Nonaccrual loans decreased $194,000 to $229,000 in 2007 from 2006.  In 2006, nonaccrual loans decreased $235,000 to $423,000 from 2005.  Nonaccrual loans represented 0.06% and 0.1% of net loans at December 31, 2007 and 2006, respectively.

Loans of approximately $12.9 million, $4.2 million, and $5.1 million at December 31, 2007, 2006, and 2005, respectively, were classified as potential problem loans.  This represents 3.4%, 1.3% and 1.7% of total loans at December 31, 2007, 2006, and 2005,

Page -14-

respectively. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms.  The increase of $8.7 million in potential problem loans at December 31, 2007, represents four commercial and three residential real estate mortgage loans which are currently performing under their original terms.  These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.  Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a material loss on these relationships is remote. As of December 31, 2007, December 31, 2006, and December 31, 2005, there were no impaired loans as defined by SFAS No. 114 “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15” (SFAS 114”). For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Additionally management applies its normal loan review procedures in making these judgments. As of December 31, 2007, there were no loans considered to be a troubled debt restructuring, as defined by SFAS No. 114. As of December 31, 2006, there was one loan considered to be a troubled debt restructuring, totaling $118,000.  After review of the estimated fair value of the underlying collateral less the costs to sell, management believed it would be able to collect all amounts due without a shortfall according to the modified terms of the loan agreement.  Subsequent to December 31, 2006, six consecutive payments were made on this loan in accordance with the modified loan terms; hence it is no longer classified as a troubled debt restructuring.  As of December 31, 2005, there were no loans considered to be a troubled debt restructuring, as defined by SFAS No. 114.  The Bank had no foreclosed real estate at December 31, 2007, December 31, 2006 and December 31, 2005.

Net charge-offs were $158,000 for the year ended December 31, 2007 and net recoveries were $44,000 for the year ended December 31, 2006.  Net charge-offs were $105,000 for the year ended December 31, 2005.  The ratio of allowance for loan losses to nonaccrual loans was 1290%, 594% and 362%, at December 31, 2007, 2006, and 2005, respectively.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs or recoveries, a provision for loan losses of $600,000 was recorded in 2007 as compared to $85,000 in 2006 and $300,000 in 2005.  The allowance for loan losses increased to $2,954,000 at December 31, 2007 as compared to $2,512,000 at December 31, 2006 and $2,383,000 at December 31, 2005. As a percentage of total loans, the allowance was 0.79%, 0.77% and 0.79% at December 31, 2007, 2006 and 2005, respectively. Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

The following table sets forth changes in the allowance for loan losses.

December 31,	2007	2006	2005	2004	2003
(Dollars in thousands)

Allowance for loan losses balance at beginning of period	$2,512	$2,383	$2,188	$2,144	$2,294

Charge-offs:
Real estate mortgage loans	-	-	7	3	38
Real estate construction loans	-	-	-	-	-
Commercial, financial and agricultural loans	203	33	153	302	163
Installment/consumer loans	23	50	129	65	148
Total	226	83	289	370	349

Recoveries:
Real estate mortgage loans	1	6	17	23	13
Real estate construction loans	-	-	100	-	-
Commercial, financial and agricultural loans	13	59	37	61	90
Installment/consumer loans	54	62	30	30	96
Total	68	127	184	114	199

Net (charge-offs) recoveries	(158)	44	(105)	(256)	(150)
Provision for loan losses charged to operations	600	85	300	300	-
Balance at end of period	$2,954	$2,512	$2,383	$2,188	$2,144
Ratio of net (charge-offs) recoveries during period to average loans outstanding	(0.05%)	0.01%	(0.04%)	(0.09%)	(0.06%)

Page -15-

Allocation of Allowance for Loan Losses
The following table sets forth the allocation of the total allowance for loan losses by loan type.

Year Ended December 31,	2007		2006		2005		2004		2003
(Dollars in thousands)		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		To Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural loans	$420	13.4%	$303	11.2%	$273	10.5%	$315	11.6%	$272	12.4%
Real estate construction loans	253	4.0	121	4.5	183	5.9	148	6.2	148	7.3
Real estate mortgage loans	2,194	80.3	2,009	81.6	1,817	80.4	1,659	80.0	1,663	78.1
Installment/consumer loans	87	2.3	79	2.7	110	3.2	66	2.2	61	2.2
Total	$2,954	100.0%	$2,512	100.0%	$2,383	100.0%	$2,188	100.0%	$2,144	100.0%

Non Interest Income
Total non interest income increased by $1.3 million or 28.7% in 2007 to $5.7 million and decreased $0.7 million or 13.6% to $4.4 million in 2006 as compared to $5.1 million in 2005. The increase in total non interest income in 2007 compared to 2006 was due to (i) a $0.5 million increase in service charges on deposit accounts;(ii) a $0.3 million increase in fees for other customer services; (iii) a $0.3 million increase in revenues from the title insurance abstract subsidiary, Bridge Abstract; and (iv) a $0.2 million decrease in net securities losses. The decline in total non interest income during 2006 compared to 2005 was due to (i) $0.3 million in net securities losses compared to $0.1 million net securities gains in the prior year; (ii) a $0.3 million decrease in title fee income from Bridge Abstract; (iii) a $0.1 million decline in fees from other customer services; and (iv) a $35,000 decrease in service charges on deposit accounts , partly offset by an increase in other operating income of $61,000.  Excluding net securities losses and gains, total non interest income increased $1.1 million or 22.9% in 2007 and decreased $0.3 million or 5.8% for the year ended December 31, 2006.

Net securities losses of $101,000 and $289,000 were recognized in 2007 and 2006, respectively, while net gains on securities of $116,000 were recognized in 2005.   The net losses on securities in 2007 and 2006 were due to repositioning of the available for sale investment portfolio.

Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $1.3 million, $1.0 million and $1.3 million in 2007, 2006 and 2005, respectively. The increase of $0.3 million or 28.5% in 2007 was due to an increase in the number and average value of transactions processed by the subsidiary.  The decrease of $0.3 million or 19.4% in 2006 was due to a slowdown in the volume of transactions processed by the subsidiary.

Fees from other customer services increased $0.3 million or 21.9% to $1.7 million in 2007 as compared to $1.4 million in 2006. The increase was due primarily to additional sales volume in our merchant and debit card cash management services.  Fees from other customer services declined $62,000 or 4.2% in 2006 as compared to 2005.  This decline was primarily due to revenues from merchant processing decreasing $54,000 or 7.7% from 2005.  Service charges on deposit accounts for the year ended December 31, 2007 totaled $2.5 million, an increase of $0.5 million as compared to 2006. This increase was driven by growth in the number of deposit accounts subject to service charges and changes in our service fee structure.  For the year ended December 31, 2006, service charges were $2.1 million, a decrease of $35,000 from 2005.  The Company believes that the decline was attributable to the change in customer behavior to avoid paying fees for overdrafts and uncollected account balances, which partially stems from changes in our fee policies.

Other operating income for the year ended December 31, 2007 totaled $166,000, a decrease of $3,000 from $169,000 for the year ended December 31, 2006, and increased $61,000 or 56.5% in 2006 from the prior year.

Non Interest Expense
Non interest expenses increased by $2.2 million or 13.5% in 2007 to $18.2 million from $16.0 million in 2006, and non interest expense increased $1.4 million or 9.3% in 2006 from $14.6 million in 2005.  The primary component of this change was an increase in salaries and employee benefits, net occupancy expense and furniture and fixture expense.  Salaries and benefits increased $1.6 million or 17.1% in 2007 as compared to 2006 and increased $0.8 million or 10.1% in 2006 as compared to 2005. The increases in salary and benefits reflect base salary increases, filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, increases in incentive based compensation and an increase in employee benefit costs, particularly medical insurance costs and pension expense.

Net occupancy expense increased $0.3 million or 22.6% to $1.7 million in 2007 from $1.4 million in 2006 and increased $0.2 million or 14.6% in 2006 from $1.2 million in 2005.  Higher net occupancy expenses were due to increases in depreciation expense and rent expense related to the opening of new branch offices in 2007 and in 2005 as well as annual rent increases in other branch locations.

Page -16-

Furniture and fixture expense increased $91,000 or 12.3% to $833,000 in 2007 from $742,000 in 2006 and increased $23,000 or 3.2% in 2006 from $719,000 in 2005.  The increase in furniture and fixture expense in 2007 relates primarily to the opening of three new branches.

Income Tax Expense
Income tax expense for December 31, 2007, 2006, and 2005 was $4.0 million, $3.9 million and $4.9 million, respectively.  The increase in 2007 was due to an increase in income before income taxes of $0.3 million to $12.3 million from $12.0 million in 2006 and a higher effective tax rate. The increase in the effective tax rate primarily resulted from a lower percentage of interest income from tax exempt securities in 2007 compared to 2006 partially offset by a reduction in the New York State tax rate.  The decrease in income tax expense in 2006 was due to the reduction in income before income taxes and a lower effective rate resulting from a higher percentage of interest income from tax exempt securities.   The effective tax rate was 32.8%, 32.0% and 33.9% for the years ended December 31, 2007, 2006, and 2005, respectively.

FINANCIAL CONDITION

The assets of the Company totaled $607.4 million at December 31, 2007, an increase of $33.8 million or 5.9% from the previous year-end.  This increase was primarily driven by growth in total loans of $49.2 million or 15.1%, an increase in securities, restricted of $1.5 million or 172% and an increase of $1.1 million or 8.2% in cash and cash equivalents, partly offset by a decrease in total securities of $18.8 million or 8.9%.

Total stockholders’ equity was $51.1 million at December 31, 2007, an increase of $5.6 million or 12.2% from December 31, 2006 primarily due to net income of $8.3 million, a decrease in net unrealized losses on securities of $1.7 million and a $0.8 million decrease in the pension liability associated with SFAS 158, partially offset by the declaration of dividends totaling $5.6 million.  In December 2007, the Company declared a quarterly dividend of $0.23 per share.  The Company continues its long term trend of uninterrupted dividends.

Loans
During 2007, the Company continued to experience growth trends in real estate lending.  The concentration of loans in our primary market areas may increase risk.  Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area on eastern Long Island.  The markets in which the Company operates have experienced substantial growth in construction and land development activity over the past several years, which has been a factor in overall loan growth.  The local economic conditions on eastern Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans.  A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations.  Additionally, while the Company has a significant amount of commercial real estate loans, the majority of which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

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

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets.  Approximately 84.7% of the Bank’s loan portfolio at December 31, 2007 is secured by real estate and approximately 43.3% is comprised of commercial real estate loans.  Home equity lines of credit comprise approximately 15.8%, construction mortgage loans comprise approximately 9.5%, residential mortgages comprise approximately 11.4%, and land loans comprise approximately 4.7%.  Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties.  Home equity loans represent loans originated in the Bank’s geographic markets with loan to value ratios generally of 75% or less.  The Bank’s residential mortgage portfolio includes approximately $5.0 million in interest only mortgages.  The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. Largest loan concentrations by industry are loans granted to lessors of commercial property both owner occupied and nonowner occupied.  The Bank uses conservative underwriting criteria to better insulate

Page -17-

itself from a downturn in real estate values and economic conditions on eastern Long Island that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio is comprised of commercial and consumer loans, which represent approximately 15.3% of the Bank’s loan portfolio.  The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors.  The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral.  Consumer loans also have risks associated with concentrations of loans in a single type of loan.

The Bank’s policy for charging off loans is a multi-step process.  A loan is considered a potential charge-off when it is in default of either principal or interest for a period of 90, 120 or 180 days, depending upon the loan type, as of the end of the prior month.  In addition to date criteria, other triggering events may include, but are not limited to, notice of bankruptcy by the borrower or guarantor, death of the borrower, and deficiency balance from the sale of collateral.  These loans identified are presented for evaluation at the regular meeting of the Classification Committee.  The recovery of charged-off balances is actively pursued until the potential for recovery has been exhausted, or until the expense of collection does not justify the recovery efforts.

Total loans grew $49.2 million or 15.1%, during 2007 and $23.7 million or 7.9% during 2006. Average net loans grew $39.6 million or 12.9% during 2007 over 2006 and $7.4 million or 2.5% during 2006 when compared to 2005.  Real estate mortgage loans were the largest contributor of the growth for both 2007 and 2006 and increased $35.4 million or 13.3% and $22.9 million or 9.4%, respectively.  Growth in real estate loans is primarily attributed to an increase in commercial and residential mortgages and increases in the home equity loan portfolio.  Commercial, financial and agricultural loans increased $14.0 million or 38.5% in 2007 from 2006 and increased $4.9 million or 15.3% in 2006 from 2005.  Real estate construction loans increased $100,000 or 0.7% in 2007 and decreased $3.2 million or 17.8% in 2006. Installment/consumer loans declined $295,000 or 3.3% and decreased $1.0 million or 10.0% during 2006. Fixed rate loans represented 19.2%, 16.7% and 13.8% of total loans at December 31, 2007, 2006, and 2005, respectively.

The following table sets forth the major classifications of loans:

December 31,	2007	2006	2005	2004	2003
(In thousands)
Real estate mortgage loans	$301,193	$265,824	$242,928	$236,812	$213,256
Commercial, financial, and agricultural loans	50,531	36,498	31,644	34,342	33,810
Installment/consumer loans	8,553	8,848	9,827	6,685	6,105
Real estate construction loans	14,867	14,767	17,960	18,452	20,037

Total loans	375,144	325,937	302,359	296,291	273,208
Unamortized cost/(Unearned income)	92	60	(95)	(157)	(20)
	375,236	325,997	302,264	296,134	273,188
Allowance for loan losses	(2,954)	(2,512)	(2,383)	(2,188)	(2,144)
Net loans	$372,282	$323,485	$299,881	$293,946	$271,044

Page -18-

Selected Loan Maturity Information
The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2007:

		After One
	Within One	But Within	After
	Year	Five Years	Five Years	Total
(In thousands)

Commercial loans	$17,954	$18,709	$13,868	$50,531
Construction loans (1)	4,592	1,350	8,925	14,867
Total	$22,546	$20,059	$22,793	$65,398

Rate provisions:
Amounts with fixed interest rates	$2,907	$10,895	$6,555	$20,357
Amounts with variable interest rates	19,639	9,164	16,238	45,041
Total	$22,546	$20,059	$22,793	$65,398

(1)
Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically convert to amortization at the end of the the construction phase.

Past Due, Nonaccrual and Restructured Loans
The following table sets forth selected information about past due, nonaccrual and restructured loans:

December 31,	2007	2006	2005	2004	2003
(In thousands)

Loans 90 days or more past due and still accruing	$-	$-	$-	$-	$-
Nonaccrual loans	229	305	658	1,695	152
Restructured loans	-	118	-	-	-
Other real estate owned, net	-	-	-	-	-
Total	$229	$423	$658	$1,695	$152

Year Ended December 31,	2007	2006	2005	2004	2003
(In thousands)

Gross interest income that has not been paid or recorded during the year under original terms:
Nonaccrual loans	$12	$9	$38	$16	$9
Restructured loans	$-	$1	-	-	-

Gross interest income recorded during the year:
Nonaccrual loans	$5	$12	$17	$12	$6
Restructured loans	$-	$9	-	-	-

Commitments for additional funds	-	-	-	-	-

Securities
Total securities decreased to $193.2 million at December 31, 2007 from $212.0 million at December 31, 2006. The available for sale portfolio decreased 7.5% to $187.4 million and the securities held to maturity declined 38.2% to $5.8 million.  Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors.  U.S. Treasury and government agency securities decreased to $19.1 million at December 31, 2007 from $33.8 million at December 31, 2006 and state and municipal obligations declined by $1.0 million,  while mortgage-backed securities increased by $0.5 million.  Fixed rate securities represent 96.8% of total securities at December 31, 2007.  Mortgage-backed securities represented approximately 64.3% of the available for sale balance at December 31, 2007 as compared to 59.2% at the prior year-end.  A change in market rates was the primary reason for the net increase in unrealized gains in securities available for sale, which increased other comprehensive income.

Page -19-

A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:

December 31,	2007				2006				2005
(In thousands)
		Gross	Gross	Estimated		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and government agency securities	$19,035	$139	$(38)	$19,136	$34,123	$-	$(346)	$33,777	$38,443	$7	$(788)	$37,662
State and municipal obligations	47,547	435	(179)	47,803	49,008	316	(481)	48,843	51,392	387	(559)	51,220
Mortgage-backed securities	120,450	1,060	(1,065)	120,445	122,009	364	(2,403)	119,970	96,938	27	(3,046)	93,919
Total available for sale	187,032	1,634	(1,282)	187,384	205,140	680	(3,230)	202,590	186,773	421	(4,393)	182,801
Held to maturity:
State and municipal obligations	5,836	8	-	5,844	9,444	-	(2)	9,442	10,012	-	(23)	9,989
Total held to maturity	5,836	8	-	5,844	9,444	-	(2)	9,442	10,012	-	(23)	9,989
Total securities	$192,868	$1,642	$(1,282)	$193,228	$214,584	$680	$(3,232)	$212,032	$196,785	$421	$(4,416)	$192,790

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield (based on the estimated annual income divided by the average book value) at December 31, 2007.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

December 31, 2007
(Dollars in thousands)	Within			After One But			After Five But			After
	One Year			Within Five Years			Within Ten Years			Ten Years			Total
	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount
Available for sale:
U.S. Treasury and government agency securities	$14,315	$14,341	5.97%	$4,821	$4,694	7.29%	$-	$-	-%	$-	$-	-%	$19,136	$19,035
Mortgage-backed securities	-	-	-	10,701	10,876	5.68	18,866	18,860	6.53	90,878	90,714	7.42	120,445	120,450
State and municipal obligations	5,164	5,166	4.34	22,271	22,332	4.45	18,923	18,587	5.76	1,445	1,462	5.79	47,803	47,547
Total available for sale	19,479	19,507	5.54	37,793	37,902	5.15	37,789	37,447	6.15	92,323	92,176	7.39	187,384	187,032

Held to maturity:
State and municipal obligations	5,844	5,836	5.30	-	-	-	-	-	-	-	-	-	5,844	5,836
Total held to maturity	5,844	5,836	5.30	-	-	-	-	-	-	-	-	-	5,844	5,836

Total securities	$25,323	$25,343	5.48%	$37,793	$37,902	5.15%	$37,789	$37,447	6.15%	$92,323	$92,176	7.39%	$193,228	$192,868

Deposits and Borrowings
Borrowings including Fed Funds purchased, repurchase agreements and FHLB advances, increased $23.4 million to $42.0 million at December 31, 2007 from the prior year-end.  The increase was consistent with a strategy to utilize wholesale funding due to seasonal deposit outflows and favorable borrowing rates. Total deposits increased $4.5 million or 0.9% in 2007 as compared to 2006.  The growth in deposits is attributable to an increase in core deposits of $33.7 million, driven by the opening of three new branches and the offering of promotional deposit products, partially offset by a decrease of $29.2 million in public funds deposits. Demand deposits increased $2.5 million or 1.4%.  Savings, NOW and money market deposits decreased $17.0 million or 6.3% primarily related to public funds.  Certificates of deposit of $100,000 or more grew $14.3 million or 46.7% from December 31, 2006 and other time deposits increased $4.7 million or 15.5% as compared to the prior year.

Page -20-

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2007.

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
3 months or less	$19,561	$26,819	$46,380
Over 3 thru 6 months	9,662	12,757	22,419
Over 6 thru 12 months	3,043	3,721	6,764
Over 12 months thru 24 months	1,742	348	2,090
Over 24 months thru 36 months	515	201	716
Over 36 months thru 48 months	262	155	417
Over 48 months thru 60 months	213	768	981
Over 60 months	-	-	-
Total	$34,998	$44,769	$79,767

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

The Company’s principal sources of liquidity included cash and cash equivalents of $5.8 million as of December 31, 2008, and dividends from the Bank.  Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company.  Due to regulatory restrictions (see Note 1 (l)  to the Consolidated Financial Statements), dividends from the Bank to the Company at December 31, 2007, were limited to $11.5 million which represents the Bank’s 2007 retained net income and net retained earnings from the previous two years, of which $11.0 million was declared from the Bank to the Company during 2007.  Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years.  In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

During 2007, the Bank grew its individual, partnership and corporate account balances (“core deposits”) and reduced its level of public funds.  However, during 2006 the Bank relied more heavily on funding from municipal accounts which are more rate sensitive and therefore volatile, as individual, partnership and corporate account balances declined.  The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets.  At December 31, 2007, the Bank had aggregate lines of credit of $74,500,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements.  Of these aggregate lines of credit, $54,500,000 is available on an unsecured basis.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank.  The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  As of December 31, 2007, the amount of overnight borrowings under these lines was $7.0 million.  The Bank had $25.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2007 and a $10.0 million advance that was collateralized by securities outstanding as of December 31, 2007 with the FHLB.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit.  As of December 31, 2007 and December 31, 2006, the Bank had issued $7.2 million and $2.0 million, respectively, of brokered certificates of deposit.

Page -21-

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

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, the Company enters into certain contractual obligations.

The following represents contractual obligations outstanding at December 31, 2007:

	Total Amounts Committed	Less than One Year	One to Three Years	Four to Five Years	Over Five Years
(In thousands)
Operating leases	$3,329	$641	$1,081	$548	$1,059
Purchase obligation	250	250	-	-	-
Time deposits	79,767	75,563	2,806	1,398	-
Total contractual obligations outstanding	$83,346	$76,454	$3,887	$1,946	$1,059

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs.  These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.  Commitments may expire without being used.  Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated.  The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment.  At December 31, 2007, the Company had $23.5 million in outstanding loan commitments and $106.2 million in outstanding commitments for various lines of credit including unused overdraft lines.  The Company also has $3.0 million of standby letters of credit as of December 31, 2007.  See Note 11 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

CAPITAL RESOURCES

Stockholders’ equity increased to $51.1 million at December 31, 2007 from $45.5 million at December 31, 2006 as a result of undistributed net income; plus the change in net unrealized appreciation in securities available for sale, net of deferred taxes; the change in pension liability under SFAS 158, net of deferred taxes; and the issuance of shares of common stock pursuant to the equity incentive plan; less the declaration of dividends.  The ratio of average stockholders’ equity to average total assets decreased to 7.91% at year end 2007 from 8.41% at year end 2006.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the minimum risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 13 to the Consolidated Financial Statements).  Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required capital levels and which is sufficient to support Company growth.  Additionally, the Company has the ability to issue additional common stock and/or trust preferred securities should the need arise.

The Company had returns on average equity of 17.47%, 17.68% and 20.15% and returns on average assets of 1.38%, 1.49% and 1.76%, for the years ended December 31, 2007, 2006, and 2005, respectively.  The Company utilizes cash dividends and stock repurchases to manage capital levels.  Cash dividends totaled $5.6 million in 2007 compared to dividends paid in 2006 of $5.7 million.  The dividend payout ratios for 2007 and 2006 were 67.67% and 68.98%, respectively.  The Company continues its trend of uninterrupted dividends.

On March 27, 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its then current outstanding shares, 309,000 shares.  There is no expiration date for the share repurchase plan.  The Company considers opportunities for stock repurchases carefully. The Company did not repurchase any shares in 2007. During 2006, 157,334 shares were repurchased at a total cost of approximately $4,039,000 or an average price per share of $25.67.

Page -22-

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

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1 q) of Notes to Consolidated Financial Statements.

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

At December 31, 2007, $189,277,000 or 96.8% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities.  Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, and therefore an increase in the average life of such loans, may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes.  Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon.  The simulation model captures the seasonality of the Company’s deposit flows and the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Balance Sheet.  This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given both a 200 basis point upward and downward shift in interest rates.  A parallel and pro rata shift in rates over a twelve-month period is assumed.

Page -23-

The following reflects the Company’s net interest income sensitivity analysis at December 31, 2007:

	2007
	Potential Change
Change in Interest	in Net
Rates in Basis Points	Interest Income
(Dollars in thousands)
	$ Change	% Change
200	$(1,833)	(7.05)%
100	$(897)	(3.45)%
Static	-	-
(100)	$555	2.13%
(200)	$1,120	4.31%

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

Page -24-

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$14,213	$13,231
Interest earning deposits with banks	135	32
Total cash and cash equivalents	14,348	13,263

Securities available for sale, at fair value	187,384	202,590
Securities held to maturity (fair value of $5,844 and $9,442, respectively)	5,836	9,444
Total securities, net	193,220	212,034

Securities, restricted	2,387	878

Loans	375,236	325,997
Allowance for loan losses	(2,954)	(2,512)
Loans, net	372,282	323,485

Premises and equipment, net	18,469	18,005
Accrued interest receivable	2,707	2,692
Other assets	4,011	3,287
Total Assets	$607,424	$573,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$176,130	$173,628
Savings, NOW and money market deposits	253,012	269,966
Certificates of deposit of $100,000 or more	44,769	30,518
Other time deposits	34,998	30,300
Total deposits	508,909	504,412

Federal funds purchased and repurchase agreements	32,000	18,600
Federal Home Loan Bank advances	10,000	-
Accrued interest payable	641	855
Other liabilities and accrued expenses	4,765	4,238
Total Liabilities	556,315	528,105
Commitments and contingent liabilities	-	-

Stockholders’ equity:
Common stock, par value $0.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,111,802 and 6,078,565 shares outstanding, respectively	64	64
Surplus	21,671	21,565
Retained Earnings	37,031	34,347
Less: Treasury stock at cost, 276,274 and 307,741 shares, respectively	(7,889)	(8,176)
	50,877	47,800
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on securities, net of deferred taxes of ($140) and $1,025, respectively	213	(1,525)
Change in pension assets (liability), net of deferred taxes of ($7) and $490, respectively	19	(736)
Total Stockholders’ Equity	51,109	45,539
Total Liabilities and Stockholders’ Equity	$607,424	$573,644

See accompanying notes to Consolidated Financial Statements.

Page -25-

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

Year Ended December 31,	2007	2006	2005

Interest income:
Loans (including fee income)	$26,347	$23,345	$20,724
Mortgage-backed securities	5,764	4,989	4,160
Tax exempt interest income:
State and municipal obligations	1,898	2,080	1,947
Taxable interest income:
U.S. Treasury and government agency securities	1,155	970	1,520
Federal funds sold	638	560	265
Other securities	58	65	95
Deposits with banks	4	21	2
Total interest income	35,864	32,030	28,713

Interest expense:
Savings, NOW and money market deposits	7,634	6,322	3,022
Certificates of deposit of $100,000 or more	1,452	888	550
Other time deposits	1,058	723	470
Other borrowed money	65	216	205
Federal funds purchased and repurchase agreements	223	188	72
Federal Home Loan Bank advances	5	-	-
Total interest expense	10,437	8,337	4,319

Net interest income	25,427	23,693	24,394
Provision for loan losses	600	85	300

Net interest income after provision for loan losses	24,827	23,608	24,094

Non interest income:
Service charges on deposit accounts	2,540	2,069	2,104
Fees for other customer services	1,734	1,422	1,484
Title fee income	1,339	1,042	1,293
Net securities (losses) gains	(101)	(289)	116
Other operating income	166	169	108
Total non interest income	5,678	4,413	5,105

Non interest expenses:
Salaries and employee benefits	10,755	9,187	8,347
Net occupancy expense	1,734	1,414	1,234
Furniture and fixture expense	833	742	719
Data/Item processing	423	445	397
Advertising	429	414	401
Other operating expenses	3,994	3,800	3,549
Total non interest expenses	18,168	16,002	14,647

Income before income taxes	12,337	12,019	14,552
Income tax expense	4,043	3,851	4,929
Net income	$8,294	$8,168	$9,623
Basic earnings per share	$1.37	$1.33	$1.54
Diluted earnings per share	$1.36	$1.33	$1.53
Comprehensive Income	$10,787	$9,019	$6,877

See accompanying notes to Consolidated Financial Statements.

Page -26-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

							Accumulated
							Other
						Unearned	Comprehensive
	Common		Comprehensive	Retained	Treasury	Stock	Income
	Stock	Surplus	Income	Earnings	Stock	Awards	(Loss)	Total

Balance at December 31, 2004	$64	$21,462		$27,856	$(2,330)	$(121)	$282	$47,213
Net income			9,623	9,623				9,623
Stock awards vested		36			28	65		129
Stock awards granted		52			38	(90)		-
Stock awards forfeited		(17)			(21)	38		-
Exercise of stock options, including tax benefit		98			134			232
Treasury stock purchases					(2,134)			(2,134)
Cash dividends declared, $0.91 per share				(5,666)				(5,666)
Other comprehensive income, net of deferred tax
Unrealized net losses in securities available for sale			(2,779)				(2,779)	(2,779)
Minimum pension liability adjustment			33				33	33
Comprehensive Income			6,877
Balance at December 31, 2005	$64	$21,631		$31,813	$(4,285)	$(108)	$(2,464)	$46,651
Net income			8,168	8,168				8,168
Transfer due to adoption of SFAS 123(R)		(108)				108		-
Stock awards granted		(189)			189			-
Stock awards forfeited		2			(2)			-
Exercise of stock options, including tax benefit		110			(39)			71
Share based compensation expense		119						119
Treasury stock purchases					(4,039)			(4,039)
Cash dividends declared, $0.92 per share				(5,634)				(5,634)
Other comprehensive income, net of deferred tax
Change in unrealized net losses in securities available for sale, net of reclassification and tax effects			851				851	851
Adjustment to initially apply SFAS 158, net of deferred tax							(648)	(648)
Comprehensive Income			9,019
Balance at December 31, 2006	$64	$21,565		$34,347	$(8,176)	-	$(2,261)	$45,539
Net income			8,294	8,294				8,294
Stock awards granted		(271)			271			-
Stock awards forfeited		39			(39)			-
Exercise of stock options, including tax benefit		94			55			149
Share based compensation expense		244						244
Cash dividends declared, $0.92 per share				(5,610)				(5,610)
Other comprehensive income, net of deferred tax
Change in unrealized net gains in securities available for sale, net of reclassification and deferred tax effects			1,738				1,738	1,738
Adjustment to pension liability, net of deferred tax			755				755	755
Comprehensive Income			10,787
Balance at December 31, 2007	$64	$21,671		$37,031	$(7,889)	-	$232	$51,109

See accompanying notes to Consolidated Financial Statements.

Page -27-

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2007	2006	2005

Operating activities:
Net Income	$ 8,294	$ 8,168	$ 9,623
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	85	300
Depreciation and amortization	1,223	886	847
(Accretion) and amortization, net	(22)	272	786
Share based compensation expense	244	119	65
Tax benefit from exercise of stock options issued pursuant to equity incentive plans	(25)	(21)	(16)
SERP expense	214	268	153
Net securities losses (gains)	101	289	(116)
Increase in accrued interest receivable	(15)	(68)	(155)
Deferred income tax expense (benefit)	(257)	(400)	21
(Increase) decrease in other assets	(1,346)	1,975	(986)
Increase (decrease) in accrued and other liabilities	595	(35)	405
Net cash provided by operating activities	9,606	11,538	10,927

Investing activities:
Purchases of securities available for sale	(37,935)	(62,500)	(32,273)
Purchases of securities, restricted	(16,595)	(10,343)	(190)
Purchases of securities held to maturity	(5,836)	(9,444)	(13,262)
Sales of securities available for sale	8,484	19,537	21,173
Redemption of securities, restricted	15,086	10,842	792
Maturities of securities available for sale	28,978	5,675	2,995
Maturities of securities held to maturity	9,444	10,012	24,463
Principal payments on mortgage-backed securities	18,503	18,361	22,032
Net increase in loans	(49,397)	(23,689)	(6,235)
Purchases of premises and equipment	(1,687)	(3,251)	(2,670)
Net cash (used) provided by investing activities	(30,955)	(44,800)	16,825

Financing activities:
Net increase (decrease) in deposits	4,497	36,387	(1,286)
Increase (decrease) in other borrowings	23,400	4,100	(12,200)
Purchase of Treasury stock	-	(4,039)	(2,134)
Net proceeds from exercise of stock options issued pursuant to equity incentive plan	149	70	232
Cash dividends paid	(5,612)	(5,668)	(5,551)
Net cash provided (used) by financing activities	22,434	30,850	(20,939)

Increase (decrease) in cash and cash equivalents	1,085	(2,412)	6,813
Cash and cash equivalents beginning of year	13,263	15,675	8,862
Cash and cash equivalents end of year	$14,348	$13,263	$15,675

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$ 10,651	$ 7,810	$ 4,264
Income taxes	$ 4,598	$ 3,323	$ 5,023
Noncash investing and financing activities:
Dividends declared and unpaid at year end	$ 1,406	$ 1,394	$ 1,428

See accompanying notes to Consolidated Financial Statements.

Page -28-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York as a single bank holding company.  The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) and a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”).  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and general practices within the financial institution industry.  The following is a description of the significant accounting policies that the Company follows in preparing its Consolidated Financial Statements.

a) Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements are prepared on the accrual basis of accounting and include the accounts of the Company and its wholly-owned subsidiary, the Bank.  All material intercompany transactions and balances have been eliminated.

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of each consolidated balance sheet and the related consolidated statement of income for the years then ended.  Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates.  The allowance for loan losses, fair values of financial instruments, deferred taxes, prepayment speeds on mortgage-backed securities, and pension assumptions are particularly subject to change. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

b) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold, which mature overnight.  Cash flows are reported net for customer loan and deposit transactions and overnight borrowings.

c) Securities

Debt and equity securities are classified in one of the following categories: (i) “held to maturity” (management has a positive intent and ability to hold to maturity), which are reported at amortized cost and (ii) “available for sale” (all other debt and marketable equity securities), which are reported at fair value, with unrealized gains and losses reported net of tax, as accumulated other comprehensive income, a separate component of stockholders’ equity.

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

d) Loans and Loan Interest Income Recognition

Loans are stated at the principal amount outstanding, less net deferred origination costs and fees.  Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield.  When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year.  Interest on loans is credited to income based on the principal outstanding during the period.  Loans that are 90 days past due are automatically placed on nonaccrual and previously accrued interest is reversed and charged against interest income.  However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectible based upon individual loan evaluation assessing such factors as collateral and collectibility, accrued interest will be recognized as earned.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by

Page -29-

management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due.  The impairment of a loan is measured at the value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent.  Generally, the Bank measures impairment of such loans by reference to the fair value of the collateral less costs to sell.  Loans that experience minor payment delays and payment shortfall generally are not classified as impaired.

e) Allowance for Loan Losses

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to loan growth, detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit.  Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.  Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio.  Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at December 31, 2007, management believes the allowance for loan losses is adequate.

A loan is considered a potential charge-off when it is in default of either principal or interest for a period of 90, 120 or 180 days, depending upon the loan type, as of the end of the prior month.  In addition to delinquency criteria, other triggering events may include, but are not limited to, notice of bankruptcy by the borrower or guarantor, death of the borrower, and deficiency balance from the sale of collateral.

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

f) Premises and Equipment

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

Improvements and major repairs are capitalized, while the cost of ordinary maintenance, repairs and minor improvements is charged to expense.

g) Other Real Estate Owned

Other real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure and is recorded at the lower of the net loan balance at the foreclosure date plus acquisition costs or fair value, less estimated costs to sell.  Subsequent valuation adjustments are made if fair value less estimated costs to sell the property falls below the carrying amount.  At December 31, 2007 and 2006, the Company carried no other real estate owned.

h) Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer-financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded on the balance sheet when they are funded.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the

Page -30-

largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest and penalties at December 31, 2007.

j) Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost.  Treasury stock is reissued using the first in, first out method.

k) Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and if stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.

l) Dividends

Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company.  Due to regulatory restrictions, dividends from the Bank to the Company at December 31, 2007, were limited to $11.5 million which represents the Bank’s 2007 retained net income and net retained earnings from the previous two years, of which $11.0 million was declared from the Bank to the Company during 2007.  Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years.

m) Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

n) Stock Based Compensation Plans

Statement of Financial Accounting Standards 123(R) (“SFAS 123(R)”), “Accounting for Stock-Based Compensation, Revised,” requires companies to record compensation cost for stock options and stock awards granted to employees in return for employee service.  The cost is measured at the fair value of the options and awards when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options and awards.  The Company adopted SFAS 123(R) beginning January 1, 2006 applying the modified prospective transition method.  Under the modified prospective transition method, the financial statements will not reflect restated amounts.

Prior to 2006, substantially all of the options granted by the Company vested immediately and compensation expense would have been recorded on the date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123(R).  The Black-Scholes option pricing model was used to estimate the grant date fair value of option grants.

For the Year Ended		2005
(In thousands, expect per share)
Net Income:	As Reported:	$9,623
	Pro Forma:	9,606
Diluted EPS:	As Reported:	$1.53
	Pro Forma:	1.53
Basic EPS:	As Reported:	$1.54
	Pro Forma:	1.54

o) Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by

Page -31-

owners and distributions to owners.  Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.  Comprehensive income and accumulated other comprehensive income are reported net of deferred income taxes.  Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities, the minimum pension liability for the years prior to the adoption of Statement of Financial Accounting Standards 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R.)”, and the pension liability after adopting SFAS No. 158.  SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income. Other comprehensive income is net of reclassification adjustments for realized gains (losses) on sales of available for sale securities.

p) Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 12.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

q) New Accounting Standards

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," (“SFAS 155’) amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Adoption of SFAS 155 on January 1, 2007 did not have a significant impact on the Company's financial statements.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"  (“FIN 48”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.   The Company adopted FIN No. 48 on January 1, 2007. See Note 8 - Income Taxes for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  This statement does not require any new fair value measurements. It is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS 157, with respect to its current practice of measuring fair value and disclosure in its financial statements, however the impact of adoption of this standard is not anticipated to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  Early adoption was permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157.  The Company did not early adopt SFAS 159.  The standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company did not elect the fair value option for any financial assets and liabilities as of January 1, 2008.

On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”).  Previously, SAB 105, Application of Accounting Principals to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the

Page -32-

expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Company does not expect the impact of this standard to be material.

On December 21, 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) that amends and replaces Question 6 of Section D.2 of Topic 14, Share Based Payment, of the Staff Accounting Bulletin Series.  SAB 110 states that the continued use of the simplified method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation, Revised,” that was outlined in Staff Accounting Bulletin No. 107 is acceptable.

r) Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the FHLB system.  Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

s) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.  SECURITIES

A summary of the amortized cost, gross unrealized gains and losses and estimated fair value of securities is as follows:

December 31,				2007				2006
(In thousands)
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and government agency securities	$19,035	$139	$(38)	$19,136	$34,123	$-	$(346)	$33,777
State and municipal obligations	47,547	435	(179)	47,803	49,008	316	(481)	48,843
Mortgage-backed securities	120,450	1,060	(1,065)	120,445	122,009	364	(2,403)	119,970
Total available for sale	187,032	1,634	(1,282)	187,384	205,140	680	(3,230)	202,590
Held to maturity:
State and municipal obligations	5,836	8	-	5,844	9,444	-	(2)	9,442
Total held to maturity	5,836	8	-	5,844	9,444	-	(2)	9,442
Total securities	$192,868	$1,642	$(1,282)	$193,228	$214,584	$680	$(3,232)	$212,032

Securities with unrealized losses at year-end 2007 and 2006, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31,				2007				2006
(In thousands)
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and government agency securities	$-	$-	$12,328	$38	$13,684	$13	$20,093	$333
State and municipal obligations	3,284	49	14,918	130	9,343	13	25,228	470
Mortgage-backed securities	-	-	49,468	1,065	1,252	5	75,135	2,398
Total temporarily impaired securities	$3,284	$49	$76,714	$1,233	$24,279	$31	$120,456	$3,201

Page -33-

Unrealized losses on securities have not been recognized into income, as the losses on these securities would be expected to dissipate as they approach their maturity dates.  The Company evaluates securities for other-than-temporary impairment periodically and with increased frequency when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the issuer’s financial condition.

The following table sets forth the fair value, amortized cost and maturities of the securities at December 31, 2007.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2007	Within		After One But		After Five But		After
(Dollars in thousands)	One Year		Within Five Years		Within Ten Years		Ten Years		Total
	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount
Available for sale:
U.S. Treasury and government agency securities	$14,315	$14,341	$4,821	$4,694	$-	$-	$-	$-	$19,136	$19,035
Mortgage-backed securities	-	-	10,701	10,876	18,866	18,860	90,878	90,714	120,445	120,450
State and municipal obligations	5,164	5,166	22,271	22,332	18,923	18,587	1,445	1,462	47,803	47,547
Total available for sale	19,479	19,507	37,793	37,902	37,789	37,447	92,323	92,176	187,384	187,032

Held to maturity:
State and municipal obligations	5,844	5,836	-	-	-	-	-	-	5,844	5,836
Total held to maturity	5,844	5,836	-	-	-	-	-	-	5,844	5,836

Total securities	$25,323	$25,343	$37,793	$37,902	$37,789	$37,447	$92,323	$92,176	$193,228	$192,868

There were $8,484,000, $19,537,000 and $21,173,000 of proceeds on sales of available for sale securities in 2007, 2006, and 2005, respectively.  Gross gains of approximately $13,000 and $180,000 were realized on sales of available for sale securities during 2006 and 2005, respectively.  Gross losses of approximately $101,000, $302,000, and $64,000 were realized on sales of available for sale securities during 2007, 2006, and 2005, respectively.  There were no sales of held to maturity securities during 2007, 2006, and 2005.

Securities having a fair value of approximately $176,454,000 and $198,967,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Company did not hold any trading securities during the years ended December 31, 2007 and 2006.

There were no investment holdings of any one issuer that exceeded 10% of stockholders’ equity at December 31, 2007 and 2006, other than U.S. Government and its Agencies.

Page -34-

3.  LOANS

The following table sets forth the major classifications of loans:

December 31,	2007	2006
(In thousands)
Commercial real estate mortgage loans	$175,876	$159,054
Residential real estate mortgage loans	125,317	106,770
Commercial, financial, and agricultural loans	50,531	36,498
Installment/consumer loans	8,553	8,848
Real estate construction loans	14,867	14,767

Total loans	375,144	325,937
Net deferred loan cost and fees	92	60
	375,236	325,997
Allowance for loan losses	(2,954)	(2,512)
Net loans	$372,282	$323,485

Lending Risk
The principal business of the Bank is lending, primarily in commercial real estate loans, residential mortgages, construction loans, home equity loans, commercial and industrial loans, construction loans, land loans and consumer loans.  The Bank considers its primary lending area to be eastern Long Island in Suffolk County, New York, and a substantial portion of the Bank’s loans are secured by real estate in this area.  Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

Allowance for Loan Losses
The following table sets forth changes in the allowance for loan losses:

December 31,	2007	2006	2005
(In thousands)
Allowance for loan losses balance at beginning of period	$2,512	$2,383	$2,188
Charge-offs	(226)	(83)	(289)
Recoveries	68	127	184
Net (charge-offs) recoveries	(158)	44	(105)
Provision for loan losses charged to operations	600	85	300

Balance at end of period	$2,954	$2,512	$2,383

Past Due, Nonaccrual and Restructured Loans
Nonaccrual loans at December 31, 2007 and 2006 were $229,000 and $423,000, respectively.  There were no loans 90 days or more past due that were still accruing interest at December 31, 2007 and 2006.

As of December 31, 2007, 2006 and 2005, the Bank did not have any impaired loans as defined in SFAS No. 114.  As of December 31, 2006 there was one loan considered to be a troubled debt restructuring, totaling $118,000, as defined by SFAS No. 114.  After review of the estimated fair value of the underlying collateral less the costs to sell, management believed it would be able to collect all amounts due without a shortfall according to the modified terms of the loan agreements. Subsequent to December 31, 2006, six consecutive payments were made on this loan in accordance with the modified terms; hence it is no longer classified as a troubled debt restructuring. There were no restructured loans at December 31, 2007 and December 31, 2005.

Related Party Loans
Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2007 and 2006. The loans were made during the ordinary course of business on substantially the same terms as loans to other individuals and businesses of comparable risks. The Company does not extend loans to its directors and executive officers for the purpose of financing the purchase of its common stock.

Page -35-

The following table sets forth selected information about related party loans at December 31, 2007:

Balance Outstanding
(In thousands)
Balance at December 31, 2006	$1,179
New loans	138
Effective change in related parties	(487)
Advances	672
Repayments	(153)
Balance at December 31, 2007	$1,349

4.  PREMISES AND EQUIPMENT

Premises and equipment consist of:

December 31,	2007	2006
(In thousands)
Land	$6,142	$6,142
Construction in progress	98	3,242
Buildings and improvements	11,605	8,741
Furniture and fixtures	8,012	7,108
Leasehold improvements	2,241	1,238
	28,098	26,471
Less: accumulated depreciation and amortization	(9,629)	(8,466)
	$18,469	$18,005

5.  DEPOSITS

Time Deposits
The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2007:

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
2008	$32,266	$43,297	$75,563
2009	1,742	348	2,090
2010	515	201	716
2011	262	155	417
2012	213	768	981
Total	$34,998	$44,769	$79,767

Deposits from principal officers, directors and their affiliates at December 31, 2007 and 2006 were approximately $3,670,000 and $2,938,000, respectively.  Public fund deposits at December 31, 2007 and 2006 were $90,620,000 and $119,823,000 respectively.

6.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2007, securities sold under agreements to repurchase totaled $25,000,000 and were secured by mortgage-backed securities with a carrying amount of $30,225,000.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. The arrangement outstanding as of December 31, 2007 was entered into during December and will mature before the end of the next fiscal quarter.  The securities sold under agreements to repurchase had an average balance of $753,000 during the year with an average interest rate of 4.5%.  The maximum month-end balance during the year was $25,000,000 and the weighted average interest rate as of December 31, 2007 was 4.5%. At maturity, the securities underlying the agreements are returned to the Company.  There were no securities sold under agreements to repurchase outstanding as of December 31, 2006.

Page -36-

7.  FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2007, there was one advance from the Federal Home Loan Bank for $10,000,000 with a fixed interest rate of 4.3% maturing in January 2008. The advance is payable at its maturity date and is subject to a prepayment penalty.  The advance was collateralized by $14,900,000 of agency securities as of December 31, 2007.  There were no advances from the Federal Home Loan Bank outstanding as of December 31, 2006.

8.  INCOME TAXES

The components of income tax expense are as follows:

Year Ended December 31,	2007	2006	2005
(In thousands)
Current:
Federal	$3,221	$2,967	$4,087
State	565	484	863
	3,786	3,451	4,950
Deferred:
Federal	194	310	(22)
State	63	90	1
	257	400	(21)
Income tax expense	$4,043	$3,851	$4,929

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Year Ended December 31,		2007		2006		2005
(Dollars in thousands)		Percentage		Percentage		Percentage
		of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

Federal income tax expense computed by applying the statutory rate to income before income taxes	$4,195	34%	$4,087	34%	$4,984	34%
Tax exempt interest	(644)	(5)	(706)	(6)	(665)	(5)
State taxes, net of Federal income tax benefit	415	3	379	3	568	4
Other	77	1	91	1	42	1
Income tax expense	$4,043	33%	$3,851	32%	$4,929	34%

Page -37-

Deferred tax assets and liabilities are comprised of the following:

December 31,	2007	2006
(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,300	$1,102
Total	1,300	1,102

Deferred tax liabilities:
Pension expense	(435)	(265)
Other	(94)	(219)
Depreciation	(227)	(332)

Total	(756)	(816)

Total before other comprehensive income	544	286

SFAS 115 deferred tax (liability) asset	(140)	1,025
SFAS 158 deferred tax (liability) asset	(7)	490
Net deferred tax asset	$397	$1,801

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

9.  EMPLOYEE BENEFITS

a) Pension Plan and Supplemental Executive Retirement Plan

The Bank maintains a noncontributory pension plan through the New York State Bankers Association Retirement System covering all eligible employees.  The Bank uses a September 30th measurement date for this plan.

During 2001, the Bank adopted the Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”).  The SERP provides benefits to certain employees, as recommended by the Compensation Committee of the Board of Directors and approved by the full Board of Directors, whose benefits under the pension plan are limited by the applicable provisions of the Internal Revenue Code.  The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan and the 401(k) Plan in the absence of such Internal Revenue Code limitations.  The assets of the SERP are held in a rabbi trust to maintain the tax-deferred status of the plan and are subject to the general, unsecured creditors of the Company.  As a result, the assets of the trust are reflected on the Consolidated Balance Sheets of the Company.

Page -38-

Information about changes in obligations and plan assets of the defined benefit pension plan and the defined benefit plan component of the SERP are as follows:

	Pension Benefits		SERP Benefits
At December 31,	2007	2006	2007	2006
(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$4,943	$4,631	$1,119	$1,181
Service cost	451	424	61	65
Interest cost	280	252	53	55
Benefits paid and expected expenses	(205)	(195)	(17)	(105)
Assumption changes and other	(753)	(169)	(162)	(77)
Benefit obligation at end of year	$4,716	$4,943	$1,054	$1,119

Change in plan assets, at fair value
Plan assets at beginning of year	$5,005	$4,034	-	-
Actual return on plan assets	785	500	-	-
Employer contribution	990	666	17	-
Benefits paid and actual expenses	(206)	(195)	(17)	-
Plan assets at end of year	$6,574	$5,005	-	-

Funded status (plan assets less benefit obligations)	$1,858	$62	$(1,054)	$(1,119)

Amounts recognized in accumulated other comprehensive income at December 31, consist of:

	Pension Benefits		SERP Benefits
At December 31,	2007	2006	2007	2006
(In thousands)
Net actuarial (gains)/loss	$(431)	$725	$4	$-
Prior service cost	120	128	-	-
Transition obligation	-	-	280	371
Minimum additional pension liability	-	-	-	(147)
Net amount recognized	$(311)	$853	$284	$224

The accumulated benefit obligation was $3,787,000 and $989,000 for the pension plan and the SERP, respectively, as of December 31, 2007.  As of December 31, 2006, the accumulated benefit obligation was $3,717,000 and $945,000 for the pension plan and the SERP, respectively.

Page -39-

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits			SERP Benefits
At December 31,	2007	2006	2005	2007	2006	2005
(In thousands)
Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income
Service cost	$451	$424	$317	$61	$65	$87
Interest cost	280	252	223	52	55	71
Expected return on plan assets	(395)	(327)	(296)	-	-	-
Amortization of net loss	14	40	25	-	-	22
Amortization of unrecognized prior service cost	9	9	10	-	-	-
Amortization of unrecognized transition (asset) obligation	-	(3)	(9)	28	28	28
Net periodic benefit cost	$359	$395	$270	$141	$148	$208

Net (gain) loss	$(1,141)	-	-	$4	-	-
Prior service cost	-	-	-	-	-	-
Transition obligation	-	-	-	(64)	-	-
Amortization of net (gain) loss	(14)	-	-	-	-	-
Amortization of prior service cost	(9)	-	-	-	-	-
Amortization of transition obligation	-	-	-	(28)	-	-
	(1,164)	-	-	(88)	-	-
Deferred taxes	462	-	-	35	-	-
Total recognized in other comprehensive income	(702)	-	-	(53)	-	-
Total recognized in net periodic benefit cost and other comprehensive income	$(343)	$395	$270	$88	$148	$208

The estimated net loss and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0 and $9,000.  The estimated unrecognized net transition obligation for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $28,000.

The Company’s pension plan weighted-average asset allocations at September 30, 2007 and 2006 by asset category are as follows:

Plan Assets at September 30,	2007	2006

Asset Category:
Equity Securities	57.9%	59.8%
Debt Securities	39.9	39.9
Other	2.2	0.3
Total	100.0%	100.0%

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

Each Firm shall report at least quarterly to the Investment Committee of the System and semi-annually to the Board.

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

Page -40-

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

	Pension Benefits			SERP Benefits
At December 31,	2007	2006	2005	2007	2006	2005

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	6.00%	5.75%	5.50%	4.52%	4.69%	4.68%
Rate of compensation increase	4.00	4.50	4.50	5.00	5.00	5.00
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost (Income)
Discount rate	5.75%	5.50%	6.00%	4.69%	4.73%	4.90%
Rate of compensation increase	4.50	4.50	4.00	5.00	4.00	4.00
Expected long-term rate of return	8.00	8.00	8.00	-	-	-

Contributions

The Company is not required to contribute to the pension plan in 2008.  The Company expects to contribute $41,000 to the SERP plan in 2008.

Estimated Future Payments

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

Year	Pension and SERP Payments
(In thousands)
2008	116
2009	138
2010	1,393
2011	137
2012	204
Following 5 years	1,101

Page -41-

b) 401(k) Plan

A savings plan is maintained under Section 401(k) of the Internal Revenue Code and covers substantially all current employees.  Newly hired employees can elect to participate in the savings plan after completing six months of service.  Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives.  The savings plan does not allow for investment in the Company’s common stock.  During the years ended December 31, 2007, 2006 and 2005 the Bank made cash contributions of $140,000, $128,000, and $114,000, respectively.

c) Equity Incentive Plan

During 2006, the Bridge Bancorp, Inc. Equity Incentive Plan (the “Plan”) was approved by the shareholders to provide for the grant of options to purchase shares of common stock of the Company and for the award of shares of common stock.  The plan supersedes the Bridge Bancorp, Inc. Equity Incentive Plan that was approved in 1996 and amended in 2001.  Of the total 620,000 shares of common stock approved for issuance under the Plan, 533,099 shares remain available for issuance at December 31, 2007.

The Compensation Committee of the Board of Directors determines options awarded under the Plan.  The Company accounts for this Plan under SFAS 123(R).

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

For the Year Ended	2007	2006	2005

Risk free interest rate	-	4.70%	3.66%
Expected dividend yield	-	3.67	3.76
Expected volatility	-	20.2	21.3
Expected life (in years)	-	6.0	4.6

A summary of the status of the Company’s stock options as of December 31, 2007 follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, December 31, 2006	128,245	$21.37
Granted	-	-
Exercised	(13,500)	$14.66
Forfeited	(14,330)	$25.26
Outstanding, December 31, 2007	100,415	$21.72	6.50 years	$293,861
Vested or expected to vest	96,256	$21.57	6.39 years	$293,861
Exercisable, December 31, 2007	67,180	$19.93	5.51 years	$293,861

	Number of
Range of Exercise Prices	Shares	Price
	8,400	$12.53
	13,683	$13.17-14.67
	11,100	$15.47
	9,596	$24.00
	51,998	$25.25
	5,638	$26.00-$30.60

The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2007 is the same because the options that are unvested have no intrinsic value.

Page -42-

A summary of activity related to the stock options follows:

December 31,	2007	2006	2005
(Dollars in thousands, except for per share data)

Intrinsic value of options exercised	$130	$180	$289
Cash received from options exercised	124	49	216
Tax benefit realized from option exercises	25	21	16
Weighted average fair value of options granted	-	$4.45	$4.39

A summary of the status of the Company’s shares of unvested restricted stock as of December 31, 2007 follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value

Unvested, December 31, 2006	19,850	$25.50
Granted	22,000	$24.50
Vested	(2,030)	$25.70
Forfeited	(3,147)	$25.36
Unvested, December 31, 2007	36,673	$24.82

During the year ended December 31, 2006 the Company granted 63,983 options to purchase shares of common stock of the Company.  These options vest ratably over five years beginning December 31, 2006 and have a 10 year contractual term.  Compensation expense attributable to these options was $44,000 and $68,000 for the years ended December 31, 2007 and December 31, 2006, respectively.  As of December 31, 2007 and December 31, 2006, there was $173,000 and $217,000, respectively, of total unrecognized compensation costs related to nonvested stock options granted under the Plan.

The Company’s Equity Incentive Plan also provides for issuance of restricted stock awards.  During the year ended December 31, 2007, the Company granted restricted stock awards of 22,000 shares.  These awards vest over five years with a third vesting after three years, four years and five years.  During the year ended December 31, 2006, the Company granted restricted stock awards of 15,987 shares. These awards cliff vest as of December 31, 2008.  During the year ended December 31, 2005, the Company granted restricted stock awards of 1,239 shares.  These awards vest over three years in January of each year following the date of the award.  Such shares are subject to restrictions based on continued service as employees of the Company or employees of subsidiaries of the Company.  Compensation expense attributable to these awards was approximately $200,000, $51,000 and $65,000 for the years ended December 31, 2007, 2006, and 2005, respectively.  The related tax benefit recorded in 2007, 2006 and 2005 was $78,000, $21,000 and $22,000, respectively.  The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $50,000, $85,000 and $188,000, respectively.  As of December 31, 2007 and December 31, 2006, there was $733,000 and $411,000, respectively, of total unrecognized compensation costs related to nonvested restricted stock awards granted under the Plan.

10.  EARNINGS PER SHARE

The following is a reconciliation of earnings per share for December 31, 2007, 2006 and 2005:

For the Year Ended December 31,	2007	2006	2005
(In thousands, except per share data)

Net income	$8,294	$8,168	$9,623

Common equivalent shares:

Weighted average common shares outstanding	6,072	6,139	6,241
Weighted average common equivalent shares	20	20	34
Weighted average common and common equivalent shares	6,092	6,159	6,275
Basic earnings per share	$1.37	$1.33	$1.54
Diluted earnings per share	$1.36	$1.33	$1.53

There are approximately 57,636 options outstanding at December 31, 2007 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.  There were approximately 36,673 shares of unvested restricted stock at December 31, 2007 with a grant price

Page -43-

higher than the average market price of the common stock.

11.  COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as claims and legal actions, minimum annual rental payments under non-cancelable operating leases, guarantees and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements.  No material losses are anticipated as a result of these commitments and contingencies.

a) Leases

The Company is obligated to make minimum annual rental payments under non-cancelable operating leases for its premises.  Projected minimum rentals under existing leases are as follows:

December 31, 2007
(In thousands)
2008	$641
2009	633
2010	448
2011	307
2012	241
Thereafter	1,059
Total minimum rentals	$3,329

Certain leases contain renewal options and rent escalation clauses.  In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges.  Rental expenses under these leases for the years ended December 31, 2007, 2006 and 2005 approximated $584,000, $516,000, and $456,000, respectively.

b) Loan commitments

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs.  These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.  Commitments may expire without being used.  Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated.  The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment.
The following represents commitments outstanding:

December 31,	2007	2006
(In thousands)
Standby letters of credit	$3,016	$2,736
Loan commitments outstanding (1)	23,452	16,718
Unused lines of credit	106,207	98,960
Total commitments outstanding	$132,675	$118,414

(1)	Of the $23,452,000 of loan commitments outstanding at December 31, 2007, $6,589,000 are fixed rate commitments and $16,863,000 are variable rate commitments.

c) Other

During 2007, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements.  These balances averaged $1,142,000 in 2007 and the balance at December 31, 2007 was $815,000.

During 2007, 2006 and 2005, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”).  The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank.  At December 31, 2007, the Bank had aggregate lines of credit of $74,500,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements.  Of these aggregate lines of credit, $54,500,000 is available on an unsecured basis.  As of December 31, 2007, the Bank had $7,000,000 in such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a

Page -44-

future date.  Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities.  At December 31, 2007, there was $71,820,000 available for transactions under this agreement.  The Bank had $25,000,000 of securities sold under agreements to repurchase outstanding as of December 31, 2007 and a $10,000,000 advance that was collateralized by securities outstanding as of December 31, 2007 (See Notes 6 and 7).

12.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at specific points in time and are based on existing on-and off-balance sheet financial instruments.  Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information.  Changes in assumptions could significantly affect the estimates.  In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

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

Page -45-

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

December 31,	2007		2006
(In thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$14,213	$14,213	$13,231	$13,231
Interest bearing deposits with banks	135	135	32	32
Securities available for sale	187,384	187,384	202,590	202,590
Securities restricted	2,387	2,387	878	878
Securities held to maturity	5,836	5,844	9,444	9,442
Loans, net	372,282	378,698	323,485	318,697
Accrued interest receivable	2,707	2,707	2,692	2,692

Financial Liabilities:
Demand and other deposits	508,909	508,747	504,412	504,365
Overnight borrowings	42,000	42,000	18,600	18,600
Accrued interest payable	641	641	855	855

Off-Balance-Sheet Liabilities
Commitments to extend credit	23,452	-	16,718	-

13.  REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital requirements that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The Company’s and Bank’s capital amounts and classifications also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007, that the Company and the Bank met all capital adequacy requirements with which it must comply.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  Since that notification, there are no conditions or events that management believes have changed the institution’s category.

Page -46-

The Company and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated)
As of December 31,	2007
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$53,950	12.1%	$35,542	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	50,877	11.5%	17,771	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	50,877	8.4%	24,347	4.0%	n/a	n/a

As of December 31,	2006
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$50,312	12.6%	$32,032	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	47,800	11.9%	16,016	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	47,800	8.3%	23,075	4.0%	n/a	n/a

Bridgehampton National Bank
As of December 31,	2007
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$47,860	10.8%	$35,524	8.0%	$44,405	10.0%
Tier 1 Capital (to risk weighted assets)	44,906	10.1%	17,762	4.0%	26,643	6.0%
Tier 1 Capital (to average assets)	44,906	7.4%	24,338	4.0%	30,423	5.0%

As of December 31,	2006
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$50,152	12.5%	$32,019	8.0%	$40,024	10.0%
Tier 1 Capital (to risk weighted assets)	47,640	11.9%	16,010	4.0%	24,015	6.0%
Tier 1 Capital (to average assets)	47,640	8.3%	23,073	4.0%	28,841	5.0%

Page -47-

14.  BRIDGE BANCORP, INC.  (PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

December 31,	2007	2006
(In thousands, except share data)
ASSETS
Cash and cash equivalents	$5,751	$2
Dividend receivable from the Bank	1,406	1,408
Other assets	221	157
Investment in the Bank	45,137	45,379
Total Assets	$52,515	$46,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends payable	$1,406	$1,394
Other liabilities	-	13
Total Liabilities	1,406	1,407

Total Stockholders’ Equity	51,109	45,539
Total Liabilities and Stockholders’ Equity	$52,515	$46,946

Condensed Statements of Income

Year Ended December 31,	2007	2006	2005
(In thousands)
Dividends from the Bank	$11,029	$9,482	$6,390
Non interest expenses	1	1	1
Income before income taxes and equity in undistributed earnings of the Bank	11,028	9,481	6,389
Income tax expense	-	-	-
Income before equity in undistributed earnings of the Bank	11,028	9,481	6,389
Equity in (overdistributed) undistributed earnings of the Bank	(2,734)	(1,313)	3,234
Net income	$8,294	$8,168	$9,623

Page -48-

Condensed Statements of Cash Flows

Year Ended December 31,	2007	2006	2005
(In thousands)

Operating Activities:
Net income	$8,294	$8,168	$9,623
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in overdistributed (undistributed) earnings of the Bank	2,734	1,313	(3,234)
Income tax benefit from exercise of employee stock options	25	21	16
Decrease in other assets	172	602	93
(Decrease) increase in other liabilities	(13)	(545)	11
Net cash provided by operating activities	11,212	9,559	6,509

Cash flows used by financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	149	70	232
Purchase of treasury stock	-	(4,039)	(2,134)
Dividends paid	(5,612)	(5,668)	(5,551)
Net cash used by financing activities	(5,463)	(9,637)	(7,453)

Net increase (decrease) in cash and cash equivalents	5,749	(78)	(944)
Cash and cash equivalents at beginning of year	2	80	1,024
Cash and cash equivalents at end of year	$5,751	$2	$80

15.  OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

Year Ended December 31,	2007	2006	2005
(In thousands)

Unrealized holding gains (losses) on available for sale securities	$2,802	$1,134	$(4,528)
Reclassification adjustment for losses (gains) realized in income	101	289	(116)
Tax effect	(1,165)	(572)	1,865
Net change in unrealized gain (loss) on available for sale securities	1,738	851	(2,779)

Change in post-retirement obligation	1,252	-	-
Tax effect	(497)	-	-
Net change in post-retirement obligation	755	-	-

Total	$2,493	$851	$(2,779)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance as of December 31, 2006	Current Period Change	Balance as of December 31, 2007
(In thousands)

Unrealized gains (losses) on available for sale securities	$(1,525)	$1,738	$213
Unrealized gain (loss) on pension benefits	(736)	755	19
Total	$(2,261)	$2,493	$232

Page -49-

16.  QUARTERLY FINANCIAL DATA (Unaudited)

Selected Consolidated Quarterly Financial Data

2007 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$8,556	$8,862	$9,309	$9,137
Interest expense	2,769	2,707	2,496	2,465
Net interest income	5,787	6,155	6,813	6,672
Provision for loan losses	45	50	150	355
Net interest income after provision for loan losses	5,742	6,105	6,663	6,317
Non interest income	1,234	1,541	1,541	1,362
Non interest expenses	4,480	4,376	4,627	4,685
Income before income taxes	2,496	3,270	3,577	2,994
Income tax expense	747	1,063	1,255	978
Net income	$1,749	$2,207	$2,322	$2,016
Basic earnings per share	$0.29	$0.36	$0.38	$0.33
Diluted earnings per share	$0.29	$0.36	$0.38	$0.33

2006 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$7,555	$7,674	$8,281	$8,520
Interest expense	1,576	1,882	2,267	2,612
Net interest income	5,979	5,792	6,014	5,908
Provision for loan losses	-	-	-	85
Net interest income after provision for loan losses	5,979	5,792	6,014	5,823
Non interest income	739	1,260	1,200	1,214
Non interest expenses	3,769	4,073	4,137	4,023
Income before income taxes	2,949	2,979	3,077	3,014
Income tax expense	1,010	941	925	975
Net income	$1,939	$2,038	$2,152	$2,039
Basic earnings per share	$0.31	$0.33	$0.35	$0.34
Diluted earnings per share	$0.31	$0.33	$0.35	$0.34

Page -50-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee
Board of Directors
Bridge Bancorp, Inc.
Bridgehampton, New York

We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. as of December 31, 2007 and 2006, and the related statements of consolidated income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007.  We also have audited Bridge Bancorp, Inc’s. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Bridge Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report By Management on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Bridge Bancorp, Inc’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Livingston, New Jersey
March 6, 2008

Page -51-

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2007.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2007.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on  the Company’s internal control over financial reporting.  The attestation report of Crowe Chizek and Company LLC appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

“Item 1 – Election of Directors,” “Compliance with Section 16 (a) of the Exchange Act,” and “Code of Ethics” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, are incorporated herein by reference.

Item 11.  Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, are incorporated herein by reference.

Page -52-

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Beneficial Ownership” and “Item 1 – Election of Directors”, set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, are incorporated herein by reference.

Set forth below is certain information as of December 31, 2007, regarding the Company’s equity compensation plan that has been approved by stockholders.

Equity Compensation Plan approved by Stockholders	Number of securities to be Issued upon Exercise of outstanding options and awards	Weighted Average Exercise Price with respect to Outstanding Stock Options	Number of Securities Remaining Available for Issuance under the Plan
1996 Equity Incentive Plan	50,187	$17.93	-
2006 Equity Incentive Plan	86,901	$25.25	533,099
Total	137,088	$21.72	533,099

Item 13.  Certain Relationships and Related Transactions, and Director Independence

“Certain Relationships and Related Transactions, and Director Independence” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

“Item 2 - Ratification of the Appointment of Independent Auditors,” “Fees Paid to Crowe Chizek,” and “Policy on Audit Committee Pre-approval Of Audit and Non-audit Services of Independent Auditor” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following Consolidated Financial Statements, including notes thereto, and financial schedules of the Company, required in response to this item are included in Part II, Item 8.

1. Financial Statements	Page No.

Consolidated Balance Sheets	25
Consolidated Statements of Income	26
Consolidated Statements of Stockholders’ Equity	27
Consolidated Statements of Cash Flows	28
Notes to Consolidated Financial Statements	29
Report of Independent Registered Public Accounting Firm	51

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

3. Exhibits.

See Index of Exhibits on page 55.

Page -53-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 14, 2008	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

March 14, 2008	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial
Officer and Treasurer

March 14, 2008	/s/ Sarah K. Quinn
Sarah K. Quinn
Vice President, Controller and Principal
Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2008	/s/ Raymond Wesnofske	,Director
Raymond Wesnofske

March 14, 2008	/s/ Thomas J. Tobin	,Director
Thomas J. Tobin

March 14, 2008	/s/ Thomas E. Halsey	,Director
Thomas E. Halsey

March 14, 2008	/s/ Marcia Z. Hefter	,Director
Marcia Z. Hefter

March 14, 2008	/s/ R. Timothy Maran	,Director
R. Timothy Maran

March 14, 2008	/s/ Charles I. Massoud	,Director
Charles I. Massoud

March 14, 2008	/s/ Howard H. Nolan	,Director
Howard H. Nolan

March 14, 2008	/s/ Dennis A. Suskind	,Director
Dennis A. Suskind

March 14, 2008	/s/ Kevin M. O’Connor	,Director
Kevin M. O’Connor

March 14, 2008	/s/ Emanuel Arturi	,Director
Emanuel Arturi

Page -54-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Registrant’s amended Form 10, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10, File No. 0-18546, filed August 13, 1999)	*

3.2	Revised By-laws of the Registrant (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed December 17, 2007)	*

10.1	Amended and Restated Employment Contract - Thomas J. Tobin (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.2	Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed November 7, 2006)	*

10.3	Employment Contract – Kevin M. O’Connor (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.5	Equity Incentive Plan (incorporated by reference to Registrant’s Form S-8, File No. 0-18546, filed August 14, 2006)	*

10.6	Supplemental Executive Retirement Plan (Revised for 409A)

23	Accountants’ Consent

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

*           Denotes incorporated by reference.

Page -55-