Form 10-Q
period 2008-03-31
BRIDGE BANCORP INC
filed 2008-05-08
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
______________________

Commission file number 000-18546
______________________

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

There were 6,147,072 shares of common stock outstanding as of May 2, 2007.

BRIDGE BANCORP, INC.

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$16,643	$14,213
Interest earning deposits with banks	168	135
Total cash and cash equivalents	16,811	14,348

Securities available for sale, at fair value	220,552	187,384
Securities held to maturity (fair value of $5,475 and $5,844, respectively)	5,460	5,836
Total securities, net	226,012	193,220

Loans	387,971	375,236
Allowance for loan losses	(3,122)	(2,954)
Loans, net	384,849	372,282

Premises and equipment, net	18,394	18,469
Accrued interest receivable	3,388	2,707
Other assets	5,159	6,398
Total Assets	$654,613	$607,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	$205,231	$176,130
Savings, NOW and money market deposits	278,691	253,012
Certificates of deposit of $100,000 or more	58,592	44,769
Other time deposits	31,305	34,998
Total deposits	573,819	508,909

Federal funds purchased and repurchase agreements	16,600	32,000
Federal Home Loan Bank advances	-	10,000
Accrued interest payable	650	641
Other liabilities and accrued expenses	9,590	4,765
Total Liabilities	600,659	556,315

Stockholders' equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,147,072 and 6,110,802 shares outstanding, respectively	64	64
Surplus	21,039	21,671
Retained earnings	37,552	37,031
Less: Treasury Stock at cost, 239,234 and 276,274 shares, respectively	(7,179)	(7,889)
	51,476	50,877
Accumulated other comprehensive income:
Net unrealized gain on securities, net of deferred taxes of $1,612 and $140, respectively	2,450	213
Change in pension assets, net of deferred taxes of ($9) and ($7), respectively	28	19
Total Stockholders' Equity	53,954	51,109
Total Liabilities and Stockholders' Equity	$654,613	$607,424

See accompanying notes to the Unaudited Consolidated Financial Statement

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of  Income
(In  thousands, and per share amounts)

Three months ended March 31,	2008	2007
Interest income:
Loans (including fee income)	$6,857	$6,204
Mortgage-backed securities	1,600	1,394
State and municipal obligations	452	533
U.S. Treasury and government agency securities	228	364
Federal funds sold	30	47
Deposits with banks	3	2
Total interest income	9,170	8,544

Interest expense:
Savings, NOW and money market deposits	1,577	2,100
Certificates of deposit of $100,000 or more	531	335
Other time deposits	324	271
Federal funds purchased and repurchase agreements	110	63
Federal Home Loan Bank Advances	4	-
Total interest expense	2,546	2,769

Net interest income	6,624	5,775
Provision for loan losses	200	45
Net interest income after provision for loan losses	6,424	5,730

Non interest income:
Service charges on deposit accounts	699	561
Fees for other customer services	338	352
Title fee income	378	393
Net securities losses	-	(101)
Other operating income	55	41
Total non interest income	1,470	1,246

Non interest expense:
Salaries and employee benefits	3,058	2,681
Net occupancy expense	467	443
Furniture and fixture expense	205	216
Other operating expenses	1,259	1,140
Total non interest expense	4,989	4,480

Income before income taxes	2,905	2,496
Income tax expense	935	747
Net income	$1,970	$1,749
Basic earnings per share	$0.32	$0.29
Diluted earnings per share	$0.32	$0.29
Comprehensive Income	$4,216	$1,984

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands, except share and per share amounts)

						Accumulated
						Other
	Common		Comprehensive	Retained	Treasury	Comprehensive
	Stock	Surplus	Income	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2007	64	21,671		37,031	(7,889)	232	51,109
Net income			1,970	1,970			1,970
Stock awards vested							-
Stock awards granted		(798)			798		-
Stock awards forfeited		88			(88)		-
Shared based compensation expense		78					78
Cash dividends declared, $0.23 per share				(1,414)			(1,414)
Other comprehensive income, net of deferred tax							-
Change in unrealized gains in securities available for sale, net of reclassification and deferred tax effects			2,237			2,237	2,237
Adjustment to pension liability, net of deferred taxes			9	(35)		9	(26)
Comprehensive Income			4,216				-
Balance at March 31, 2008	64	21,039		37,552	(7,179)	2,478	53,954

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Three months ended March 31,	2008	2007
Operating activities:
Net Income	$1,970	$1,749
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	45
Depreciation and amortization	312	304
(Accretion) and amortization, net	(1)	(30)
Share based compensation expense	78	66
Tax benefit from exercise of stock options issued pursuant to equity incentive plans	-	25
SERP Expense	41	35
Net securities losses	-	101
Increase in accrued interest receivable	(681)	(253)
Deferred income tax expense benefit	(313)	76
Decrease (increase) in other assets	(2,641)	(312)
Increase (decrease) in accrued and other liabilities	3,309	(1,316)
Net cash provided by operating activities	2,274	490

Investing Activities:
Purchases of securities available for sale	(44,127)	(3,250)
Purchases of securities held to maturity	(733)	(749)
Sales of securities available for sale	-	8,484
Maturities of securities available for sale	13,000	4,000
Maturities of securities held to maturity	1,109	201
Principal payments on mortgage-backed securities	5,841	4,719
Net increase in loans	(12,767)	(10,252)
Purchase of premises and equipment	(237)	(675)
Net cash (used in) provided by investing activities	(37,914)	2,478

Financing Activities:
Net increase in deposits	64,909	35,452
Net decrease in other borrowings	(25,400)	(18,600)
Repayment of Federal Home Loan Bank advances	(10,000)	-
Net proceeds from exercise of stock options issued pursuant to equity incentive plan	-	109
Cash dividends paid	(1,406)	(1,405)
Net cash provided by financing activities	38,103	15,556

Increase in cash and cash equivalents	2,463	18,524
Cash and cash equivalents beginning of period	14,348	13,263
Cash and cash equivalents end of period	$16,811	$31,787

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$2,576	$3,006
Income tax	$1,090	$1,235
Noncash investing and financing activities:
Securities which settled in the subsequent period	$4,172	$-
Dividends declared and unpaid	$1,414	$1,398

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods.  Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.  Actual future results could differ significantly from those estimates.  The annualized results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year.  Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.    The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Computation of Per Share Income
(In thousands, except per share data)

	Three months ended
	March 31,	March 31,
	2008	2007

Net Income	$1,970	$1,749

Common equivalent shares:

Weighted average common shares outstanding	6,076	6069
Weighted average common equivalent shares	18	12
Weighted average common and common equivalent shares	6,094	6,081

Basic earnings per share	$0.32	$0.29
Diluted earnings per share	$0.32	$0.29

There were approximately 64,243 and 69,107 options outstanding and 70,173 and 17,513 shares of unvested restricted stock at March 31, 2008 and March 31, 2007, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices and the restricted stock grant prices were greater than the average market price of the common stock and were, therefore, antidilutive.

3. REPURCHASE STOCK

The Company’s Board of Directors approved a stock repurchase program on March 27, 2006 that authorized the repurchase of up to 309,000 shares or approximately 5% of its total issued and outstanding common shares.  These shares can be purchased from time to time in the open market or through private purchases, depending on market conditions, availability of stock, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  Repurchased shares are held in the Company’s treasury account and may be utilized for general corporate purposes.

For the three months ended March 31, 2008 and March 31, 2007, the Company did not repurchase any of its common shares.  At March 31, 2008, 167,041 shares were available for repurchase under the Board approved program.

4. STOCK BASED COMPENSATION PLANS

Statement of Financial Accounting Standards 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service.  The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options.  The Black-Scholes option pricing model is used to determine the grant date fair value of option grants.  The Company adopted SFAS 123R beginning January 1, 2006 applying the modified prospective transition method.  No new grants of stock options were awarded during the three months ended March 31, 2008 and March 31, 2007.  Compensation expense attributable to stock options was $8,000 and $14,000 for the three months ended March 31, 2008 and 2007, respectively.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of options exercised during the first quarter of 2008 and 2007 was $0 and $81,000, respectively.  The intrinsic value of options outstanding and exercisable at March 31, 2008 was $194,000.  The effect of this pronouncement on future operations will depend on the fair value of future options issued and accordingly, cannot be determined at this time.

During the three months ended March 31, 2008, the Company granted restricted stock awards of 42,470 shares.  These awards vest over five years with a third vesting after three years, four years and five years from the date of grant.  No shares of restricted stock were granted for the three months ended March 31, 2007.  Compensation expense attributable to restricted stock awards was $72,000 and $52,000 for the three months ended March 31, 2008 and 2007, respectively.

A summary of the status of the Company’s stock options as of March 31, 2008 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, December 31, 2007	100,415	$21.72
Granted	-	-
Exercised	-	-
Forfeited	(2,989)	$25.26
Outstanding, March 31, 2008	97,426	$21.61	6.18 years	$193,980
Vested or expected to vest	93,487	$21.46	6.07 years	$193,980
Exercisable, March 31, 2008	67,340	$19.96	5.21 years	$193,980

	Number of
Range of Exercise Prices	Shares	Price
	8,400	$12.53
	13,683	$14.67
	11,100	$15.47
	58,652	$24.00-25.25
	5,591	$26.55-30.60

A summary of the status of the Company’s unvested restricted stock as of March 31, 2008 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2007	36,673	$24.82
Granted	42,470	$22.00
Vested	(1,770)	$27.96
Forfeited	(7,200)	$24.19
Unvested, March 31, 2008	70,173	$23.16

5. SECURITIES

A summary of the amortized cost and estimated fair value of securities is as follows:

	March 31, 2008		December 31, 2007
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury and government agency securities	$20,928	$21,259	$19,035	$19,136
State and municipal obligations	47,902	48,942	47,547	47,803
Mortgage-backed securities	147,660	150,351	120,450	120,445
Total available for sale	216,490	220,552	187,032	187,384
Held to maturity:
State and municipal obligations	5,460	5,475	5,836	5,844
Total held to maturity	5,460	5,475	5,836	5,844
Total debt and equity securities	$221,950	$226,027	$192,868	$193,228

Securities having a fair value of approximately $197.3 million and $176.5 million at March 31, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the three months ended March 31, 2008 or the year ended December 31, 2007.  As of March 31, 2008, the Bank purchased a mortgage backed security totaling $4.2 million that will settle during the beginning of the second quarter.  This security is included in the consolidated balance sheet at March 31, 2008 as securities available for sale with a corresponding amount reflected in other liabilities and accrued expenses.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York.  Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $0.8 million in FHLB and FRB stock at March 31, 2008 and December 31, 2007, respectively and reported these amounts as other assets in the consolidated balance sheet.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:
(In thousands)

		Fair Value Measurements Using
	March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$220,552		$220,552

6. LOANS

The following table sets forth the major classifications of loans:

	March 31,	December 31,
	2008	2007
(In thousands)

Commercial real estate mortgage loans	$177,745	$175,876
Residential real estate mortgage loans	124,856	125,317
Commercial, financial, and agricultural	56,652	50,531
Installment/consumer loans	12,345	8,553
Real estate-construction loans	16,174	14,867
Total loans	387,772	375,144
Net deferred loan costs and fees	199	92
	387,971	375,236
Allowance for loan losses	(3,122)	(2,954)
Net loans	$384,849	$372,282

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

Nonaccrual loans at March 31, 2008 and December 31, 2007 were $1.0 million and $0.2 million, respectively.  There were no loans 90 days or more past due that were still accruing at March 31, 2008 and December 31, 2007.

As of March 31, 2008 and December 31, 2007, there were no impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15” (SFAS 114”).  For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Additionally management applies its normal loan review procedures in making these judgments.  As of March 31, 2008 and December 31, 2007, there were no loans considered to be a troubled debt restructuring as defined by SFAS No. 114.

7. ALLOWANCE FOR LOAN LOSSES

Management monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit.  Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.  Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio.  Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at March 31, 2008, management determined the allowance for loan losses to be adequate.

The following table sets forth changes in the allowance for loan losses.

(In thousands)

	For the Three Months Ended			For the Year Ended
	March 31, 2008	March 31, 2007		December 31, 2007
Beginning balance	$2,954		$2,512	$2,512
Provisions for loan loss	200		45	600
Net recoveries (charge-offs)	(32)		14	(158)
Ending balance	$3,122	$	,2571	$2,954

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

There were no contributions made to the pension plan or SERP for the three months ended March 31, 2008.  The Company does not anticipate making any additional contributions to the pension plan through the end of the year.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income.

(In thousands)	At March 31,
	Pension Benefits		SERP Benefits
	2008	2007	2008	2007
Service cost	$110	$111	$17	$15
Interest cost	69	69	12	13
Expected return on plan assets	(123)	(96)	-	-
Amortization of net loss	-	3	-	-
Amortization of unrecognized prior service cost	2	2	-	-
Amortization of unrecognized transition (asset) obligation	-	-	7	7
Net periodic benefit cost	$58	$89	$36	$35

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are financing agreements that mature within seven years.  The arrangements outstanding as of March 31, 2008 were entered into during February and March.  The securities sold under agreements to repurchase had an average balance of $7.7 million and an average interest rate of 2.6% during the three months ended March 31, 2008.  The maximum month end balance during the three months ended March 31, 2008 was $15.0 million.  At maturity, the securities underlying the agreements are returned to the Company.  There were $15.0 million and $25.0 million of securities sold under agreements to repurchase outstanding as of March 31, 2008 and December 31, 2007, respectively.

10.  FEDERAL HOME LOAN BANK ADVANCES

There were no advances from the Federal Home Loan Bank outstanding as of March 31, 2008.  As of December 31, 2007, there was one advance from the Federal Home Loan bank for $10.0 million with a fixed interest rate of 4.3% that matured in January 2008 and was repaid upon maturity.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to:  change in economic conditions including an economic recession that could affect the value of real estate collateral and the ability for borrowers to repay their loans;  legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products and other financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007 and in other reports filed by the Company with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Who We Are and How We Generate Income

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a single bank holding company formed in 1989.  On a parent-only basis, the Company has had minimal results of operations.  The Company is dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds.  The information in this report reflects principally the financial condition and results of operations of the Bank.  The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings.  The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title abstract subsidiary, and net gains on sales of securities and loans.  The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income.  Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation.

Quarterly Highlights

•	Net income of $2.0 million or $.32 per diluted share for the first quarter of 2008 as compared to net income of $1.7 million or $.29 per diluted share for the first quarter of 2007.

•	Returns on average equity and assets of 15.0% and 1.25%, respectively for the first quarter of 2008.

•	Net interest income increased to $6.6 million for the first quarter of 2008 as compared to $5.8 million in 2007.

•	A net interest margin of 4.67% for the first quarter of 2008 as compared to 4.46% for 2007.

•	Total loans at March 31, 2008 of $384.8 million, a $51.2 million or 15.3% increase over March 2007.

•	Total assets of $654.6 million at March 31, 2008, an increase of $64.5 million or 10.9% compared to $590.1 million at March 31, 2007.

•	Deposits of $573.8 million at March 31, 2008, an increase of $ 34.0 million or 6.3% over the March 2007 levels.

•	Demand deposits of $205.2 million at March 31, 2008, a 15.2% increase over March 31, 2007, representing 35.8% of total deposits.

•	Continued strong credit quality with increasing reserve levels.

•	The declaration of a cash dividend of $.23 per share for the first quarter of 2008.

•	The April 15, 2008 filing of an application to list the Company’s common stock on the NASDAQ stock market.

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

Opportunities and Challenges

The economic and competitive landscape has changed dramatically over the past two years.  Recognizing that our market areas are generally affluent, large money center banks increasingly meet their funding needs by aggressively pricing deposits in the Bank’s markets.  Competition for deposits and loans is intense as various banks in the marketplace, large and small, promise excellent service yet often price their products irrationally.  Deposit growth is essential to the Bank’s ability to increase earnings; therefore branch expansion and building share in our existing markets remain key strategic goals. Controlling funding costs yet protecting the deposit base along with focusing on profitable growth, presents a unique set of challenges in this operating environment.

During 2007, growing profits in the flat or inverted yield curve environment presented significant challenges to the Bank since, as a community bank, its income historically relies heavily on the interest rate spread between short term and long term rates.  The ability of the Bank to borrow on a short term basis at a lower cost and invest on a long term basis at a higher yield was diminished.  Pressure on net interest income persisted during 2007; however, improvements in both rate and volume during the second half of 2007 caused an increase in net interest income for the year ended December 31, 2007 as compared to the prior year. The yield curve remained flat or slightly inverted during much of the year.  During the second half of 2007 and continuing into the first quarter of 2008, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises.  A multitude of government initiatives along with six rate cuts by the Federal Reserve totaling 300 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures. Despite these actions, many of our competitors, due to liquidity concerns, have not yet adjusted their deposit pricing. This contrasts with the impact on assets where yields on loans and securities continue to decline. The squeeze between declining asset yields and more slowly declining liability pricing could impact margins.

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

The Classification Committee is comprised of both members of management and the Board of Directors.  The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio.  Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at March 31, 2008, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio.  Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions.  Changes in estimates could result in a material change in the allowance.  In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended March 31, 2008 totaled $2.0 million or $.32 per diluted share as compared to $1.7 million or $0.29 per diluted share for the same period in 2007.  Changes for the three months ended March 31, 2008 compared to March 31, 2007 include: (i) $0.8 million or 14.7% increase in net interest income; (ii) $0.2 million or 18.0% increase in total non interest income as a result of higher fee income for customer services and merchant income and (iii) $0.5 million or 11.4% increase in total non interest expenses, primarily due to increased salaries and employee benefits related to expanding the Company’s infrastructure and the opening of new branch offices.  In addition, a provision for loan losses of $200,000 was recorded this quarter due to the continued growth of our net loan portfolio and changes in economic conditions.  Non interest income for 2008 did not include any net securities losses as compared to a net loss of $101,000 that was realized due to the repositioning of the available for sale investment portfolio during the first quarter of 2007.  The effective income tax rate increased to 32.2% from 29.9% for the same period last year.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities.  Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from daily average balances and include non-performing loans.  The yields and costs include fees, which are considered adjustments to yields.  Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income.  For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Three months ended March 31,	2008			2007
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$378,386	$6,857	7.29%	$328,234	$6,204	7.67%
Mortgage-backed securities	131,484	1,600	4.81	120,904	1,394	4.61
Tax exempt securities (1)	53,331	672	4.98	58,825	760	5.17
Taxable securities	22,289	228	4.05	33,975	364	4.29
Federal funds sold	4,048	30	2.93	3,603	47	5.22
Deposits with banks	178	3	6.78	39	2	20.80
Total interest earning assets	589,716	9,390	6.38	545,580	8,771	6.50
Non interest earning assets:
Cash and due from banks	16,615			15,039
Other assets	28,187			22,245
Total assets	$634,518			$582,864

Interest bearing liabilities:
Savings, NOW and money market deposits	$293,915	$1,577	2.16%	$294,640	$2,100	2.89%
Certificates of deposit of $100,000 or more	55,553	531	3.84	31,366	335	4.33
Other time deposits	35,232	324	3.70	29,068	271	3.78
Federal funds purchased and repurchase agreements	14,697	110	3.01	4,596	63	5.56
Federal Home Loan Bank advances	330	4	4.88	-	-	-
Total interest bearing liabilities	399,727	2,546	2.56	359,670	2,769	3.12
Non interest bearing liabilities:
Demand deposits	176,274			173,174
Other liabilities	5,751			3,818
Total liabilities	581,752			536,662
Stockholders' equity	52,766			46,202
Total liabilities and stockholders' equity	$634,518			$582,864

Net interest income/interest rate spread (2)		6,844	3.82%		6,002	3.38%

Net interest earning assets/net interest margin (3)	$189,989		4.67%	$185,910		4.46%

Ratio of interest earning assets to interest bearing liabilities			147.53%			151.69%

Less: Tax equivalent adjustment		(220)			(227)

Net interest income		$6,624			$5,775

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended March 31,
	2008 Over 2007
(In thousands)	Changes Due To
	Volume	Rate	Net Change
Interest income on interest earning assets:

Loans (including loan fee income)	$2,382	$(1,729)	$653
Mortgage-backed securities	137	69	206
Tax exempt securities (1)	(64)	(24)	(88)
Taxable securities	(117)	(19)	(136)
Federal funds sold	32	(49)	(17)
Deposits with banks	6	(5)	1
Total interest earning assets	2,376	(1,757)	619

Interest expense on interest bearing liabilities:

Savings, NOW and money market deposits	(5)	(518)	(523)
Certificates of deposit of $100,000 or more	438	(242)	196
Other time deposits	91	(38)	53
Federal funds purchased and repurchase agreements	233	(186)	47
Federal Home Loan Bank Advances	4	-	4
Total interest bearing liabilities	761	(984)	(223)
Net interest income	$1,615	$(773)	$842

(1) The above table is presented on a tax equivalent basis.

Net interest income was $6.6 million for the quarter ended March 31, 2008 compared to $5.8 million for the same period in 2007, an increase of $0.8 million or 14.7%.  Net interest margin improved to 4.67% for the quarter ended March 31, 2008 as compared to 4.46% for the quarter ended March 31, 2007. These increases was primarily the result of an increase in interest earnings assets of $44.1 million and the decrease in the cost of the average total interest bearing liabilities being greater than the decrease in the yield on average total interest earning assets.  The cost of interest bearing liabilities decreased approximately 56 basis points during the first quarter of 2008 compared to 2007, which was partly offset by a decrease in yields of approximately 12 basis points on interest earning assets.

For the quarter ended March 31, 2008, average loans grew by $50.2 million or 15.3% to $378.4 million as compared to $328.2 million for the same period in 2007.  Real estate mortgage loans and commercial loans primarily contributed to the growth.  The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the quarter ended March 31, 2008, average total investments decreased by $6.6 million or 3.1% to $207.1 million as compared to $213.7 million for the quarter ended March 31, 2007. To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during the first quarter of 2007 resulting in a net loss of $101,000.   Average federal funds sold increased to $4.0 million or 12.4% for the first quarter of 2008 from $3.6 million in 2007. The increase in the average federal funds sold for the first quarter of 2008 was primarily due to growth in the average deposits.

Average total interest bearing liabilities totaled $399.7 million for the quarter ended March 31, 2008 compared to $359.7 million for the same period in 2007. The Bank continued to offer deposit promotions during the quarter in connection with new branch openings and to reduce potential core deposits outflows. During the first quarter of 2008, the Bank reduced interest rates on deposit products in response to the reductions in the federal funds and discount rate by the Federal Reserve. The reduction in deposit rates along with lower borrowing costs resulted in a decrease in the cost of interest bearing liabilities from 3.12% for the quarter ended March 31, 2007 to 2.56% for the quarter ended March 31, 2008.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, a decrease in short term interest rates initially result in an increase in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the quarter ended March 31, 2008, average total deposits increased by $32.7 million or 6.2% to $561.0 million as compared to average total deposits for the quarter ended March 31, 2007.  Components of this increase include an increase in average demand deposits for 2008 of $3.1 million or 1.8% to $176.3 million as compared to average demand deposits for 2007.  The average balances in savings, NOW and money market accounts decreased $0.7 million or 0.2% to $293.9 million for the quarter ended March 31, 2008 compared to the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $30.4 million or 50.2% to $90.8 million for 2008 as compared to 2007.  Average public fund deposits comprised 24.4% of total average deposits during the first quarter of 2008 and 26.8% of total average deposits for the same period in 2007.  Average federal funds purchased and repurchase agreements and average Federal Home Loan Bank advances increased $10.4 million to $15.0 million for the quarter ended March 31, 2008 as compared to average balances for the same period in the prior year.

Total interest income increased $0.6 million or 7.3% to $9.2 million for the quarter ended March 31, 2008 from $8.5 million for the same period in 2007.  The ratio of interest earning assets to interest bearing liabilities decreased to 147.5% in 2008 as compared to 151.7% in 2007.  Interest income on loans increased $0.7 million or 10.5% to $6.9 million in 2008 compared to $6.2 million in 2007 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 7.3% for 2008 as compared to 7.7% in 2007.

Interest income on investment in mortgage-backed, taxable and tax exempt securities was flat at $2.5 million for the three months ended March 31, 2008 and 2007, respectively. Interest income on securities included net accretion of discounts of $1,000 in the first quarter of 2008 compared to amortization of premiums on securities of $30,000 for the same period in 2007.  The tax adjusted average yield on total securities increased to 4.9% in 2008 from 4.8% in 2007.

Interest expense decreased $0.2 million or 8.1% to $2.5 million for the first quarter of 2008 compared to $2.8 million for the same period in 2007. The decrease in interest expense in 2008 resulted from reduction in interest rates on deposits and borrowings offset by the growth in average balances for deposits and borrowings.

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

The credit quality of the loan portfolio remained strong for the quarter ended March 31, 2008.  Non performing assets increased at March 31, 2008 to $1.0 million from $0.2 million at December 31, 2007 and $0.4 million at March 31, 2007 representing 0.25% of total loans at March 31, 2008 compared to 0.06% at December 31, 2007 and 0.13% at March 31, 2007.  As of March 31, 2008 and December 31, 2007, the Company had no loans that were considered troubled debt restructuring, as defined by SFAS No. 114. The Bank had no foreclosed real estate at March 31, 2008 and December 31, 2007.

Loans of approximately $13.5 million or 3.5% of total loans at March 31, 2008 were classified as potential problem loans compared to $12.9 million or 3.4% at December 31, 2007.  These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.  Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, and the growth in our loan portfolio, a provision for loan losses of $200,000 was recorded during the first three months of 2008 compared to a provision for loan loss of $45,000 that was recorded during the first three months of 2007.  The Bank recognized net charge-offs in the amount of $32,000 for the three months ended March 31, 2008 as compared to net recoveries of $14,000 for the same period in 2007. The allowance for loan losses increased to $3.1 million at March 31, 2008, as compared to $3.0 million at December 31, 2007 and $2.6 million at March 31, 2007.  As a percentage of total loans, the allowance increased to 0.80% at March 31, 2008 compared to 0.79% at December 31, 2007 and 0.77% at March 31, 2007.  Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island.  The Bank's consistent and rigorous underwriting standards preclude sub prime lending, and management remains catious about the potenial for an indirect impact on the local economy and real estate values in the future.

Non Interest Income

Total non interest income increased during the three months ended March 31, 2008 by $0.2 million or 18.0% from the same period last year.  There were no net losses on sales of securities during the quarter as compared to $101,000 for the same quarter in 2007.  Excluding net securities losses, total non interest income increased $123,000 or 9.1% for the three months ended March 31, 2008.  Fees for other customer services totaled $0.3 million and service charges on deposit accounts totaled $0.7 million for the three months ended March 31, 2008, compared to $0.4 million and $0.6 million, respectively, from the same three months in 2007.  For the three months ended March 31, 2008 and 2007, Bridge Abstract generated title fee income of $0.4 million, respectively.

Non Interest Expense

Total non interest expense increased during the three months ended March 31, 2008 by $0.5 million or 11.4% over the same period last year.  The primary components of this increase were salary and benefit expense increasing $0.4 million or 14.1% for the three months ended March 31, 2008 over the same period last year.  Total other non interest expense for the three months ended March 31, 2008 totaled $1.3 million, an increase of $0.1 million or 10.4% over the same period last year.   Increases in salaries and employee benefit costs and other non interest expense were due to base salary increases as well as filling open and new positions and increased facilities costs primarily related to the new branches.

Income Taxes

The provision for income taxes increased during the three months ended March 31, 2008 by $0.2 million or 25.2% from the same period last year due to the increase in income before income taxes and a higher effective rate.  The increase in tax rate primarily resulted from a lower percentage of interest income from tax exempt securities in 2008.  The effective tax rate for the three-month period ended March 31, 2008 increased to 32.2% from 29.9% or the same period last year.

Financial Condition

Assets totaled $654.6 million at March 31, 2008, an increase of $47.2 million or 7.8% from $607.4 million at December 31, 2007.  This change is primarily a result of increases in total securities of $32.8 million or 17.0 % and total loans of $12.7 million or 3.4% and cash and cash equivalents of $2.5 million or 17.2%.  This growth in assets was funded primarily by growth in total deposits of $64.9 million partially offset by a decrease in other borrowings of $25.4 million. Demand deposits increased $29.1 million to $205.2 million compared to $176.1 million at December 31, 2007. Savings, NOW and money market deposits increased $25.7 million to $278.7 million at March 31, 2008 from $253.0 million at December 31, 2007.  Certificates of deposit of $100,000 or more and other time deposits also increased $10.1 million or 12.7%.  Federal funds purchased and repurchase agreements decreased $15.4 million to $16.6 million at March 31, 2008 compared to $32.0 million at December 31, 2007.  Federal Home Loan advances decreased $10 million to $0 at March 31, 2008 from $10 million at December 31, 2007.  Other liabilities increased $4.8 million to $9.6 million at March 31, 2008 from $4.8 million at December 31, 2007.

Total stockholders’ equity was $54.0 million at March 31, 2008, an increase of $2.8 million or 5.6% from December 31, 2007, primarily due to net income of $2.0 million and an increase in net unrealized gains on securities of $2.2 million, partially offset by the declaration of dividends totaling $1.4 million.

In March 2008, the Company declared a quarterly dividend of $0.23 per share.  The Company continues its long term trend of uninterrupted dividends.

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

The Company’s principal source of liquidity includes cash and cash equivalents of $5.8 million and dividends from the Bank.  Due to regulatory restrictions, dividends from the Bank to the Company at March 31, 2008 were limited to $2.0 million, which represents the Bank’s 2008 retained net income.  The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year.  The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period.  Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, growth in core deposits and sources of wholesale funding such as brokered certificates of deposits.  While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives.  Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding.  The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.  The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets.  At March 31, 2008, the Bank had aggregate lines of credit of $74.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements.  Of these aggregate lines of credit, $54.5 million is available on an unsecured basis.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank.  The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit.  As of March 31, 2008, the Bank did not issue any brokered certificates of deposits.  As of March 31, 2008, the Bank had $1.6 million in overnight borrowings.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested in overnight federal funds sold.  As of March 31, 2008, the Bank had no overnight federal funds sold.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2008, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s.  At March 31, 2008 and December 31, 2007, actual capital levels and minimum required levels for the Bank were as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2008
Total Capital (to risk weighted assets)	$50,081	10.8%	$37,158	8.0%	$46,448	10.0%
Tier 1 Capital (to risk weighted assets)	46,896	10.1%	18,579	4.0%	27,869	6.0%
Tier 1 Capital (to average assets)	46,896	7.4%	25,300	4.0%	31,625	5.0%

As of December 31, 2007
Total Capital (to risk weighted assets)	$47,860	10.8%	$35,524	8.0%	$44,405	10.0%
Tier 1 Capital (to risk weighted assets)	44,906	10.1%	17,762	4.0%	26,643	6.0%
Tier 1 Capital (to average assets)	44,906	7.4%	24,338	4.0%	30,423	5.0%

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

Recent Regulatory and Accounting Developments

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting principles.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets for financial liabilities as of January 1, 2008.

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

At March 31, 2008, $214.5 million or 94.9% of the Company’s securities had fixed interest rates and substantially all investment securities are issued by the federal government, its agencies or state and local municipalities with underlying insurance.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholder’s equity.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Increases in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities.  Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, and therefore an increase in the average life of such loans, may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at March 31, 2008:

Change in Interest Rates in Basis Points		March 31, 2008 Potential Change in Net Interest Income		December 31, 2007 Potential Change in Net Interest Income
(Dollars in thousands)
	$ Change	% Change	$ Change	% Change
200	$(1,733)	(6.01)%	$(1,833)	(7.05)%
Static	-	-	-	-
(200)	$843	2.86%	1,120	4.31%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2008.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

BRIDGE BANCORP, INC.
Registrant

May 8, 2008	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

May 8, 2008	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President and Chief Financial Officer