Form 10-Q
period 2008-08-06
BRIDGE BANCORP INC
filed 2008-08-07
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 6,146,872 shares of common stock outstanding as of August 4, 2008.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$29,744	$14,213
Federal funds sold	4,000	-
Interest earning deposits with banks	311	135
Total cash and cash equivalents	34,055	14,348

Securities available for sale, at fair value	248,355	189,771
Securities held to maturity (fair value of $4,386 and $5,844, respectively)	4,385	5,836
Total securities, net	252,740	195,607

Loans	399,781	375,236
Allowance for loan losses	(3,324)	(2,954)
Loans, net	396,457	372,282

Premises and equipment, net	18,427	18,469
Accrued interest receivable	3,100	2,707
Other assets	5,450	4,011
Total Assets	$710,229	$607,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	$214,485	$176,130
Savings, NOW and money market deposits	325,313	253,012
Certificates of deposit of $100,000 or more	44,860	44,769
Other time deposits	33,137	34,998
Total deposits	617,795	508,909

Federal funds purchased and repurchase agreements	32,300	32,000
Federal Home Loan Bank advances	-	10,000
Accrued interest payable	653	641
Other liabilities and accrued expenses	7,406	4,765
Total Liabilities	658,154	556,315

Stockholders' equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,146,872 and 6,110,802 shares outstanding, respectively	64	64
Surplus	21,159	21,671
Retained earnings	38,374	37,031
Less: Treasury Stock at cost, 239,434 and 276,274 shares, respectively	(7,182)	(7,889)
	52,415	50,877
Accumulated other comprehensive (loss)/income:
Net unrealized (loss) gain on securities, net of deferred taxes of ($247) and ($140), respectively	(375)	213
Change in pension assets (liabilities), net of deferred taxes of $5 and ($7), respectively	35	19
Total Stockholders' Equity	52,075	51,109
Total Liabilities and Stockholders' Equity	$710,229	$607,424

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Interest income:
Loans (including fee income)	$6,906	$6,506	$13,763	$12,710
Mortgage-backed securities	1,875	1,353	3,476	2,747
State and municipal obligations	446	522	898	1,055
U.S. Treasury and government agency securities	260	286	511	662
Federal funds sold	70	195	100	242
Deposits with banks	1	-	4	2
Total interest income	9,558	8,862	18,752	17,418

Interest expense:
Savings, NOW and money market deposits	1,325	2,074	2,902	4,174
Certificates of deposit of $100,000 or more	523	345	1,054	680
Other time deposits	254	274	577	545
Federal funds purchased and repurchase agreements	120	14	231	65
Federal Home Loan Bank Advances	26	-	30	12
Total interest expense	2,248	2,707	4,794	5,476

Net interest income	7,310	6,155	13,958	11,942
Provision for loan losses	325	50	525	95
Net interest income after provision for loan losses	6,985	6,105	13,433	11,847

Non interest income:
Service charges on deposit accounts	805	655	1,504	1,216
Fees for other customer services	437	419	775	771
Title fee income	317	386	695	779
Net securities losses	-	-	-	(101)
Other operating income	50	81	81	110
Total non interest income	1,609	1,541	3,055	2,775

Non interest expense:
Salaries and employee benefits	3,081	2,523	6,139	5,204
Net occupancy expense	440	405	907	848
Furniture and fixture expense	204	202	410	418
Other operating expenses	1,558	1,246	2,816	2,386
Total non interest expense	5,283	4,376	10,272	8,856

Income before income taxes	3,311	3,270	6,216	5,766
Income tax expense	1,076	1,063	2,011	1,810
Net income	$2,235	$2,207	$4,205	$3,956
Basic earnings per share	$0.37	$0.36	$0.69	$0.65
Diluted earnings per share	$0.37	$0.36	$0.69	$0.65
Comprehensive (loss)/income	$(583)	$489	$3,633	$2,473

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY Consolidated Statements of Stockholders' Equity (unaudited)
(In thousands, except per share amounts)

						Accumulated
						Other
	Common		Comprehensive	Retained	Treasury	Comprehensive
	Stock	Surplus	Income	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2007	$64	$21,671		$37,031	$(7,889)	$232	$51,109
Net income			4,205	4,205			4,205
Stock awards granted		(798)			798		-
Stock awards forfeited		91			(91)		-
Shared based compensation expense		195					195
Cash dividends declared, $0.46 per share				(2,827)			(2,827)
Other comprehensive income, net of deferred tax							-
Change in unrealized net losses in securities available for sale, net of deferred tax effects			(588)			(588)	(588)
Adjustment to pension liability, net of deferred taxes			16	(35)		16	(19)
Comprehensive Income			3,633				-
Balance at June 30, 2008	$64	$21,159		$38,374	$(7,182)	$(340)	$52,075

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Six months ended June 30,	2008	2007
Operating activities:
Net Income	$4,205	$3,956
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	525	95
Depreciation and amortization	594	617
(Accretion) and amortization, net	(23)	(13)
Share based compensation expense	195	122
Tax benefit from exercise of stock options issued pursuant to equity incentive plans	-	(25)
Net securities losses	-	101
Increase in accrued interest receivable	(393)	(24)
Increase in other assets	(1,463)	(327)
Increase (decrease) in accrued and other liabilities	3,036	(490)
Net cash provided by operating activities	6,676	4,012

Investing Activities:
Purchases of securities available for sale	(121,327)	(25,404)
Purchases of securities held to maturity	(3,783)	(2,249)
Sales of securities available for sale	22,505	10,577
Maturities of securities available for sale	25,215	17,918
Maturities of securities held to maturity	5,234	6,701
Principal payments on mortgage-backed securities	14,072	9,190
Net increase in loans	(24,699)	(20,829)
Purchase of premises and equipment	(552)	(910)
Net cash used by investing activities	(83,335)	(5,006)

Financing Activities:
Net increase in deposits	108,886	36,646
Net decrease in other borrowings	(9,700)	(18,600)
Net proceeds from exercise of stock options issued pursuant to equity incentive plan	-	142
Cash dividends paid	(2,820)	(2,805)
Net cash provided by financing activities	96,366	15,383

Increase in cash and cash equivalents	19,707	14,389
Cash and cash equivalents beginning of period	14,348	13,263
Cash and cash equivalents end of period	$34,055	$27,652

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$4,822	$5,760
Income tax	$2,030	$1,823
Noncash investing and financing activities:
Securities which settled in the subsequent period	$3,000	$-
Dividends declared and unpaid at end of period	$1,413	$1,401

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods.  Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.  Actual future results could differ significantly from those estimates.  The annualized results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year.  Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.    The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Computation of Per Share Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Income	$2,235	$2,207	$4,205	$3,956

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,076	6,072	6,076	6,071
Weighted Average Common Equivalent Shares Outstanding	18	18	18	20
Weighted Average Common and Equivalent Shares Outstanding	6,094	6,090	6,094	6,091
Basic Earnings per Share	$0.37	$0.36	$0.69	$0.65
Diluted Earnings per Share	$0.37	$0.36	$0.69	$0.65

There were approximately 61,705 and 64,595 options outstanding at June 30, 2008 and June 30, 2007, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.  There were approximately 70,973 and 16,146 shares of unvested restricted stock at June 30, 2008 and June 30, 2007 with a grant price higher than the average market price of the common stock.

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

For the six months ended June 30, 2008 and June 30, 2007, the Company did not repurchase any of its common shares.  At June 30, 2008, 167,041 shares were available for repurchase under the Board approved program.

4. STOCK BASED COMPENSATION PLANS

Statement of Financial Accounting Standards 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service.  The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options.  The Black-Scholes option pricing model is used to determine the grant date fair value of option grants.  No new grants of stock options were awarded during the six months ended June 30, 2008 and June 30, 2007.  Compensation expense attributable to stock options was $10,000 and $18,000 for the three months and six months ended June 30, 2008, respectively, and $13,000 and $27,000 for the three months and six months ended June 30, 2007, respectively.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of options exercised during the second quarter of 2008 and 2007 was $0 and $81,000, respectively.  The intrinsic value of options outstanding and exercisable at June 30, 2008 and June 30, 2007 were $225,000 and $369,000, respectively.

During the six months ended June 30, 2008, the Company granted restricted stock awards of 42,470 shares.  These awards vest over five years with a third vesting after three years, four years and five years from the date of grant.  No shares of restricted stock were granted for the six months ended June 30, 2007.  Compensation expense attributable to restricted stock awards was $107,000 and $177,000 for the three months and six months ended June 30, 2008, respectively, and $43,000 and $95,000 for the three months and six months ended June 30, 2007, respectively.

A summary of the status of the Company’s stock options as of June 30, 2008 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, December 31, 2007	100,415	$21.72
Granted	-	-
Exercised	-	-
Forfeited	(5,527)	$25.27
Expired	-	-
Outstanding, June 30, 2008	94,888	$21.52	5.89 years	$224,973
Vested or expected to vest	91,077	$21.36	5.78 years	$224,973
Exercisable, June 30, 2008	64,802	$19.75	4.86 years	$224,973

	Number of
Range of Exercise Prices	Shares	Price
	8,400	$12.53
	13,683	$14.67
	11,100	$15.47
	56,302	$24.00-25.25
	5,403	$26.55-30.60

A summary of the status of the Company’s unvested restricted stock as of June 30, 2008 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2007	36,673	$24.82
Granted	42,470	$22.00
Vested	(770)	$27.96
Forfeited	(7,400)	$24.13
Unvested, June 30, 2008	70,973	$23.16

5. SECURITIES

A summary of the amortized cost and estimated fair value of securities is as follows:

	June 30, 2008		December 31, 2007
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury and government agency securities	$39,374	$39,512	$21,422	$21,523
State and municipal obligations	44,797	44,819	47,547	47,803
Mortgage-backed securities	164,807	164,024	120,450	120,445
Total available for sale	248,978	248,355	189,419	189,771
Held to maturity:
State and municipal obligations	4,385	4,386	5,836	5,844
Total held to maturity	4,385	4,386	5,836	5,844
Total debt and equity securities	$253,363	$252,741	$195,255	$195,615

Securities having a fair value of approximately $232.7 million and $176.5 million at June 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the six months ended June 30, 2008 or the year ended December 31, 2007.
As of June 30, 2008, the Bank purchased a municipal security totaling $3.0 million that will settle during the beginning of the third quarter.  This security is included in the consolidated balance sheet at June 30, 2008 as securities held to maturity with a corresponding amount reflected in other liabilities and accrued expenses.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York.  Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB and FRB stock is carried at cost which approximates fair value and is periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $1.7 million in FHLB and FRB stock at June 30, 2008 and $2.4 million at December 31, 2007, respectively and reported these as securities available for sale in the consolidated balance sheets.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:
In thousands)

		Fair Value Measurements Using
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$248,355		$248,355

6. LOANS

The following table sets forth the major classifications of loans:

	June 30, 2008	December 31, 2007
(In thousands)

Commercial real estate mortgage loans	$182,454	$175,876
Residential real estate mortgage loans	128,811	125,317
Commercial, financial, and agricultural loans	59,379	50,531
Installment/consumer loans	12,102	8,553
Real estate construction loans	16,813	14,867
Total loans	399,559	375,144
Net deferred loan cost and fees	222	92
	399,781	375,236
Allowance for loan losses	(3,324)	(2,954)
Net loans	$396,457	$372,282

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

Nonaccrual loans at June 30, 2008 and December 31, 2007 were $0.8 million and $0.2 million, respectively.  There were no loans 90 days or more past due that were still accruing at June 30, 2008 and December 31, 2007.

As of June 30, 2008 and December 31, 2007, there were no impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15” (SFAS 114”).  For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Additionally management applies its normal loan review procedures in making these judgments.  As of June 30, 2008 and December 31, 2007, there were no loans considered to be a troubled debt restructuring as defined by SFAS No. 114.

7. ALLOWANCE FOR LOAN LOSSES

Management monitors its loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, delinquencies trends, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit.  Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.  Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio.  Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at June 30, 2008, management determined the allowance for loan losses to be adequate.

The following table sets forth changes in the allowance for loan losses.

(In thousands)	For the Six Months Ended		For the Year Ended
	June 30, 2008	June 30, 2007	December 31, 2007
Beginning balance	$2,954	$2,512	$2,512
Provision for loan loss	525	95	600
Net (charge-offs) recoveries	(155)	31	(158)
Ending balance	$3,324	$2,638	$2,954

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

There were no contributions made to the pension plan or SERP for the six months ended June 30, 2008.  The Company does not anticipate making any additional contributions to the pension plan through the end of the year.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income.

(In thousands)
	Three months ended June 30,				Six months ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service Cost	$110	$113	$18	$15	$220	$224	$35	$30
Interest Cost	70	70	12	13	139	139	24	26
Expected return on plan assets	(124)	(100)	-	-	(247)	(196)	-	-
Amortization of net loss	-	4	-	-	-	7	-	-
Amortization of unrecognized prior service cost	2	2	-	-	4	4	-	-
Amortization of unrecognized transition (asset) obligation	-	-	6	7	-	-	13	14
Net periodic benefit cost	$58	$89	$36	$35	$116	$178	$72	$70

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are financing agreements that mature within seven years.  The arrangements outstanding as of June 30, 2008 were entered into during February and March of 2008.  The securities sold under agreements to repurchase had an average balance of $11.3 million and an average interest rate of 2.3% during the six months ended June 30, 2008.  The maximum month end balance during the six months ended June 30, 2008 was $15.0 million.  At maturity, the securities underlying the agreements are returned to the Company.  There were $15.0 million and $25.0 million of securities sold under agreements to repurchase outstanding as of June 30, 2008 and December 31, 2007, respectively.

10.  FEDERAL HOME LOAN BANK ADVANCES

There were no advances from the Federal Home Loan Bank outstanding as of June 30, 2008.  As of December 31, 2007, there was one advance from the Federal Home Loan bank for $10.0 million with a fixed interest rate of 4.3% that matured in January 2008 and was repaid upon maturity.

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

Quarterly Highlights

•	Net income of $2.2 million or $.37 per diluted share for the second quarter of 2008 as compared to net income of $2.2 million or $.36 per diluted share for the second quarter of 2007.

•	Returns on average equity and assets of 17.13% and 1.32%, respectively for the second quarter of 2008.

•	Net interest income increased to $7.3 million for the second quarter of 2008 as compared to $6.2 million in 2007.

•	A net interest margin of 4.76% for the second quarter of 2008 as compared to 4.62% for 2007.

•	Total loans at June 30, 2008 of $399.8 million, a $52.9 million or 15.3% increase from June 30, 2007.

•	Total assets of $710.2 million at June 30, 2008, an increase of $119.1 million or 20.1% compared to $591.1 million at June 30, 2007.

•	Deposits of $617.8 million at June 30, 2008, an increase of $76.7 million or 14.2% from June 2007.

•	Demand deposits of $214.5 million at June 30, 2008, a 10.6% increase over June 30, 2007, representing 35% of total deposits.

•	Continued strong credit quality with increasing reserve levels.

•	The declaration of a cash dividend of $.23 per share for the second quarter of 2008.

•	Commenced trading on the NASDAQ stock market on June 9, 2008.

Principal Products and Services and Locations of Operations

The Bank operates fourteen branches on eastern Long Island.  Federally chartered in 1910, the Bank was founded by local farmers and merchants.  For nearly a century, the Bank has maintained its focus on building customer relationships in this market area.  The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community.  The Company strives to achieve excellence in financial performance and build long term shareholder value.  The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices.  These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgages; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities and collateralized mortgage obligations; (7) New York State and local municipal obligations; and (8) U.S. Treasury and government agency securities.  The Bank also offers the CDARS program, providing up to $50,000,000 of FDIC insurance to its customers.  In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts.  Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services.  The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Opportunities and Challenges

The economic and competitive landscape has changed dramatically over the past two years.  Recognizing that our market areas are generally affluent, large money center banks increasingly meet their funding needs by aggressively pricing deposits in the Bank’s markets.  Competition for deposits and loans is intense as various banks in the marketplace, large and small, promise excellent service and often price their products aggressively.  Deposit growth is essential to the Bank’s ability to increase earnings; therefore branch expansion and building share in our existing markets remain key strategic goals. Controlling funding costs yet protecting the deposit base along with focusing on profitable growth, presents a unique set of challenges in this operating environment.

During 2007, growing profits in the flat or inverted yield curve environment presented significant challenges to the Bank since, as a community bank, its income historically relies heavily on the interest rate spread between short term and long term rates.  The ability of the Bank to borrow on a short term basis at a lower cost and invest on a long term basis at a higher yield was diminished.  Pressure on net interest income persisted during 2007; however, improvements in both rate and volume during the second half of 2007 caused an increase in net interest income for the year ended December 31, 2007 as compared to the prior year. The yield curve remained flat or slightly inverted during much of the year.  During the second half of 2007 and continuing into the second quarter of 2008, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises.  A multitude of government initiatives along with six rate cuts by the Federal Reserve totaling 325 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures. Despite these actions, many of our competitors, due to liquidity concerns, have not yet adjusted their deposit pricing. This contrasts with the impact on assets where yields on loans and securities continue to decline. The squeeze between declining asset yields and more slowly declining liability pricing could impact margins.

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

Comparison of Operating Results

Net Income

Net income for the three months ended June 30, 2008 totaled $2.2 million or $0.37 per diluted share as compared to $2.2 million or $0.36 per diluted share for the same period in 2007.  Changes for the three months ended June 30, 2008 compared to June 30, 2007 include: (i) $1.2 million or 18.8% increase in net interest income; (ii) $0.1 million or 4.4% increase in total non interest income as a result of higher service charges on deposit accounts and fee income for customer services, partially offset by lower title insurance revenues; (iii) $0.9 million or 20.7% increase in total non interest expenses, primarily due to increased salaries and employee benefits related to increased staffing and greater incentive based compensation as well as costs associated with the listing of the Company’s common stock on the NASDAQ.  In addition, a provision for loan losses of $325,000 was recorded this quarter due to the continued growth of our loan portfolio as well as our assessment of risk factors considering the weakening economic environment and overall industry trends.  Non interest income for the three months ended June 30, 2008 as well as the three months ended June 30, 2007 did not include any net securities losses.  The effective income tax remained at 32.5% consistent with the same period last year.

Net income for the six-months ended June 30, 2008 totaled $4.2 million or $0.69 per diluted share as compared to $4.0 million or $0.65 per diluted share for the same period in 2007.  Changes for the six months ended June 30, 2008 include: (i) $2.0 million or 16.9% increase in net interest income, (ii) a provision for loan losses of $525,000 compared to $95,000 recorded in 2007; (iii) $0.3 million or 10.1% increase in total non interest income as a result of growth in service charges on deposit accounts and fee income from customer services, partially offset by lower title insurance revenues; (iv) $1.4 million or 16.0% increase in non interest expenses, over the same period in 2007, primarily due to increased salaries and employee benefits related to increased staffing and greater incentive based compensation related to the achievement of established performance goals as well as costs associated with an expanding infrastructure related to the new branches.  Non interest income for the six months ended June 30, 2007 included a net loss on the sale of securities realized of $0.1 million during the first quarter of 2007 due to a repositioning of the available for sale investment portfolio. The Company’s effective income tax rate increased to 32.4% in 2008 compared to 31.4% in 2007.

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

Three months ended June 30,	2008			2007
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$393,886	$6,906	7.05%	$342,516	$6,506	7. 62%
Mortgage-backed securities	153,366	1,875	4.84	113,787	1,353	4.70
Tax exempt securities (1)	52,695	653	4.90	57,789	778	5.33
Taxable securities	22,207	260	4.63	27,606	286	4.10
Federal funds sold	13,438	70	2.06	14,682	195	5.25
Deposits with banks	128	1	3.14	50	-	-
Total interest earning assets	635,720	9,765	6.15	556,430	9,118	6.55
Non interest earning assets:
Cash and due from banks	16,330			16,183
Other assets	26,494			22,626
Total assets	$678,544			$595,239

Interest bearing liabilities:
Savings, NOW and money market deposits	$304,329	$1,325	1.75%	$295,609	$2,074	2.81%
Certificates of deposit of $100,000 or more	62,202	523	3.37	32,845	345	4.21
Other time deposits	32,846	254	3.10	29,171	274	3.77
Federal funds purchased and repurchase agreements	20,773	120	2.29	959	14	5.78
Federal Home Loan Bank advances	4,615	26	2.26	-	-	-
Total interest bearing liabilities	424,765	2,248	2.13	358,584	2,707	3.03
Non interest bearing liabilities:
Demand deposits	196,945			185,974
Other liabilities	4,347			3,609
Total liabilities	626,057			548,167
Stockholders' equity	52,487			47,072
Total liabilities and stockholders' equity	$678,544			$595,239

Net interest income/interest rate spread (2)		7,517	4.02%		6,411	3.52%

Net interest earning assets/net interest margin (3)	$210,955		4.76%	$197,846		4.62%

Ratio of interest earning assets to interest bearing liabilities			149.66%			155.17%

Less: Tax equivalent adjustment		(207)			(256)

Net interest income		$7,310			$6,155

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Six months ended June 30,	2008			2007
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$386,136	$13,763	7.17%	$335,415	$12,710	7.64%
Mortgage-backed securities	142,425	3,476	4.83	117,326	2,747	4.66
Tax exempt securities (1)	53,013	1,328	4.96	58,304	1,544	5.27
Taxable securities	22,762	511	4.44	31,149	662	4.23
Federal funds sold	8,743	100	2.26	9,173	242	5.25
Deposits with banks	153	4	5.26	45	2	8.96
Total interest earning assets	613,232	19,182	6.26	551,412	17,907	6.52
Non interest earning assets:
Cash and due from banks	16,473			15,614
Other assets	26,826			22,060
Total assets	$656,531			$589,086

Interest bearing liabilities:
Savings, NOW and money market deposits	$299,122	$2,902	1.95%	$295,127	$4,174	2.85%
Certificates of deposit of $100,000 or more	58,878	1,054	3.60	32,110	680	4.27
Other time deposits	34,039	577	3.41	29,120	545	3.77
Federal funds purchased and repurchase agreements	17,735	231	2.62	2,768	77	5.61
Federal Home Loan Bank advances	2,473	30	2.44	-	-	-
Total interest bearing liabilities	412,247	4,794	2.34	359,125	5,476	3.07
Non interest bearing liabilities:
Demand deposits	186,610			179,609
Other liabilities	4,439			3,712
Total liabilities	603,296			542,446
Stockholders' equity	53,235			46,640
Total liabilities and stockholders' equity	$656,531			$589,086

Net interest income/interest rate spread (2)		14,388	3.92%		12,431	3.45%

Net interest earning assets/net interest margin (3)	$200,985		4.72%	$192,287		4.55%

Ratio of interest earning assets to interest bearing liabilities			148.75%			153.54%

Less: Tax equivalent adjustment		(430)			(489)

Net interest income		$13,958			$11,942

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2008 Over 2007			2008 Over 2007
(In thousands)	Changes Due To			Changes Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:

Loans (including loan fee income)	$2,863	$(2,463)	$400	$3,001	$(1,948)	$1,053
Mortgage-backed securities	483	39	522	1,844	(1,115)	729
Tax exempt securities (1)	(64)	(268)	(332)	(76)	(570)	(646)
Taxable securities	(242)	240	(2)	(55)	(96)	(151)
Federal funds sold	(15)	(110)	(125)	(11)	(131)	(142)
Deposits with banks	(1)	2	1	5	(3)	2
Total interest earning assets	3,024	(2,560)	464	4,708	(3,863)	845

Interest expense on interest bearing liabilities:

Savings, NOW and money market deposits	401	(1,150)	(749)	166	(1,438)	(1,272)
Certificates of deposit of $100,000 or more	597	(419)	178	677	(303)	374
Other time deposits	153	(173)	(20)	156	(124)	32
Federal funds purchased and repurchase agreements	139	(33)	106	289	(135)	154
Federal Home Loan Bank advances	26	-	26	3	26	29
Total interest bearing liabilities	1,316	(1,775)	(459)	1,291	(1,974)	(683)
Net interest income	$1,708	$(785)	$923	$3,417	$(1,889)	$1,528

(1) The above table is presented on a tax equivalent basis.

Net interest income was $7.3 million for the quarter ended June 30, 2008 compared to $6.2 million for the same period in 2007, an increase of $1.2 million or 18.8%.  Net interest margin improved to 4.76% for the quarter ended June 30, 2008 as compared to 4.62% for the quarter ended June 30, 2007. These increases were primarily the result of an increase in interest average earnings assets of $79.3 million and the decrease in the cost of the average total interest bearing liabilities being greater than the decrease in the yield on average total interest earning assets.  The cost of interest bearing liabilities decreased approximately 90 basis points during the second quarter of 2008 compared to 2007, which was partly offset by a decrease in yields of approximately 40 basis points on interest earning assets.

Net interest income was $14.0 million for the six months ended June 30, 2008 compared to $11.9 million for the same period in 2007, an increase of $2.1 million or 16.9%.  Net interest margin improved to 4.72% for the six months ended June 30, 2008 as compared to 4.55% same period prior year. These increases were primarily the result of an increase in interest earnings assets of $61.8 million and the decrease in the cost of the average total interest bearing liabilities being greater than the decrease in the yield on average total interest earning assets.  The cost of interest bearing liabilities decreased approximately 73 basis points during the six months of 2008 compared to 2007, which was partly offset by a decrease in yields of approximately 26 basis points on interest earning assets.

For the quarter ended June 30, 2008, average loans grew by $51.4 million or 15.0% to $393.9 million as compared to $342.5 million for the same period in 2007.  Real estate mortgage loans and commercial loans primarily contributed to the growth.  The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.  During the six months ended June 30, 2008, average loans grew by $50.7 million or 15.1% to $386.1 million compared to $335.4 million for prior year.

During the second quarter of 2008, average investments increased by $29.1 million or 14.6% to $228.3 million as compared to $199.2 million in the same period of 2007.  During the six months ended June 30, 2008, average investments increased by $11.4 million or 5.5% to $218.2 million as compared to $206.8 million prior year. To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during the first quarter of 2007 resulting in a net loss of $101,000.   For the six months ended June 30, 2008 average federal funds sold decreased to $8.7 million or 4.7% compared to $9.2 million in 2007.

Average interest bearing liabilities totaled $424.8 million for the quarter ended June 30, 2008 compared to $358.6 million for the same period in 2007.  During the six months ended June 30, 2008, average interest bearing liabilities was $412.2 million compared to $359.1 million for prior year.  The Bank continued to offer deposit promotions during the quarter in connection with new branch openings and to retain core deposit balances. During the second quarter of 2008, the Bank reduced interest rates on deposit products in response to the reductions in the federal funds and discount rate by the Federal Reserve. The reduction in deposit rates along with lower borrowing costs resulted in a decrease in the cost of interest bearing liabilities from 3.03% for the quarter ended June 30, 2007 to 2.13% for the quarter ended June 30, 2008.  During the six months ended June 30, 2008, the cost of interest bearing liabilities declined 73 basis points to 2.34% from 3.07% for prior year.   Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, a decrease in short term interest rates initially results in an increase in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the quarter ended June 30, 2008, total average deposits increased by $52.7 million or 9.7% to $596.3 million as compared to the quarter ended June 30, 2007.  Components of this increase include an increase in average demand deposits of $11.0 million or 5.9% to $196.9 million as compared to average demand deposits for 2007.  The average balances in savings, NOW and money market accounts increased $8.7 million or 3.0% to $304.3 million for the quarter ended June 30, 2008, compared to the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $33.0 million or 53.3% to $95.0 million for 2008 as compared to 2007.  Average public fund deposits comprised 22.0% of total average deposits during the quarter ended June 30, 2008 and 23.6% for the same period in 2007.  Average federal funds purchased and repurchase agreements and average Federal Home Loan Bank advances increased $24.4 million to $25.4 million for the quarter ended June 30, 2008 as compared to the same period in the prior year.

For the six months ended June 30, 2008, total average deposits increased by $42.7 million or 8.0% to $578.6 million as compared to prior year 2007.  Components of this increase include an increase in average demand deposits for 2008 of $7.0 million or 3.9% to $186.6 million as compared to average demand deposits for 2007.  The average balances in savings, NOW and money market accounts increased $4.0 million or 1.4% to $299.1 million for the six months ended June 30, 2008, compared to the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $31.7 million or 51.8% to $92.9 million for 2008 as compared to 2007.  Average public fund deposits comprised 23.2% of total average deposits during the six months of 2008 and 25.1% for the same period in 2007.  Average federal funds purchased and repurchase agreements and average Federal Home Loan Bank advances increased $17.4 million to $20.2 million for the six months ended June 30, 2008 as compared to the same period in the prior year.

Total interest income increased $0.7 million or 7.9% to $9.6 million for the quarter ended June 30, 2008 from $8.9 million for the same period in 2007.  Interest income on loans increased $0.4 million or 6.1% to $6.9 million in 2008 compared to $6.5 million in 2007 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 7.1% for 2008 as compared to 7.6% in 2007. Interest income in mortgage-backed, taxable and tax exempt securities increased $0.4 million to $2.8 million for the three months ended June 30, 2008 compared to $2.4 million for the three months ended June 30, 2007. Interest income on securities included net accretion of discounts of $22,000 in the second quarter of 2008 compared to amortization of premiums on securities of $17,000 for the same period in 2007.  The tax adjusted average yield on total securities stayed flat at 4.8% for the three months ended June 30, 2008 and 2007 respectively.  Interest income on federal funds sold decreased $0.1 million to $0.1 million in 2008 compared to $0.2 million in 2007. The ratio of interest earning assets to interest bearing liabilities decreased to 149.7% for the quarter ended June 30, 2008 as compared to 155.2% in 2007.

For the six months ended June 30, 2008, total interest income increased $1.4 million or 7.7% to $18.8 million from $17.4 million for the same period in 2007. Interest income on loans increased $1.1 million or 8.3% to $13.8 million in 2008 compared to $12.7 million in 2007 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 7.2% for 2008 as compared to 7.6% in 2007. Interest income in mortgage-backed, taxable and tax exempt securities increased $0.4 million to $5.3 million for the six months ended June 30, 2008 compared to $4.9 million for the same period in 2007.

Interest income on securities included net accretion of discounts of $23,000 in the six months ended June 30, 2008 compared to net accretion of discounts on securities of $13,000 for the same period in 2007.  The tax adjusted average yield on total securities stayed flat at 4.8% for the six months ended June 30, 2008 and 2007 respectively.  Interest income on federal funds sold decreased $0.1 million to $0.1 million in 2008 compared to $0.2 million in 2007. The ratio of interest earning assets to interest bearing liabilities decreased to 148.8% for the six months ended June 30, 2008 as compared to 153.5% in 2007.

Interest expense decreased $0.5 million or 17.0% to $2.2 million for the quarter ended June 30, 2008 compared to $2.7 million for the same period in 2007.  For the six months ended June 30, 2008, interest expense decreased $0.7 million or 12.5% to $4.8 million from $5.5 million for the same period in 2007.  The decreases in interest expense in the quarter and six months ended June 30, 2008 compared to the same periods in 2007 resulted from reductions in interest rates on deposits and borrowings offset by the growth in average balances for deposits and borrowings.

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

The credit quality of the loan portfolio remained strong for the quarter ended June 30, 2008.  Non performing assets increased at June 30, 2008 to $0.8 million from $0.2 million at December 31, 2007 and $0.2 million at June 30, 2007 representing 0.19% of total loans at June 30, 2008 compared to 0.06% at December 31, 2007 and June 30, 2007, respectively.  As of June 30, 2008 and December 31, 2007, the Company had no loans that were considered a troubled debt restructuring, as defined by SFAS No. 114 and no foreclosed real estate.

Loans of approximately $13.1 million or 3.3% of total loans at June 30, 2008 were classified as potential problem loans compared to $13.5 million or 3.5% and $12.9 million or 3.4% at March 31, 2008 and December 31, 2007, respectively. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.  Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, and the growth in our loan portfolio, provisions for loan losses of $325,000 and $525,000 were recorded during the quarter and six months ended June 30, 2008, respectively, compared to $50,000 and $95,000 for the same prior year periods, respectively.  The Bank recognized net charge-offs in the amount of $155,000 for the first six months of 2008 as compared to net recoveries of $31,000 for the same period in 2007. The allowance for loan losses increased to $3.3 million at June 30, 2008, as compared to $3.0 million at December 31, 2007 and $2.6 million at June 30, 2007.  As a percentage of total loans, the allowance increased to 0.83% at June 30, 2008 compared to 0.79% at December 31, 2007 and 0.76% at June 30, 2007.  Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential impact on the local economy and real estate values in the future.

Non Interest Income

Total non interest income increased $0.1 million or 4.4% to $1.6 million for the quarter ended June 30, 2008 compared to $1.5 million for the same period in 2007.  Service charges on deposit accounts totaled $0.8 million for the quarter ended June 30, 2008, compared to $0.7 million, from the same period in 2007.  Fees for other customer services were $0.4 million for the quarters ended June 30, 2008 and 2007, respectively.  Title fee income related to Bridge Abstract decreased $0.1 million or 17.9% to $0.3 million for the quarter ended June 30, 2008 compared to $0.4 million for the same period in 2007.

Total non interest income increased $0.3 million or 10.1 % to $3.1 million for the six months ended June 30, 2008 compared to $2.8 million for the same period in 2007.  There were no net losses on sales of securities during the six months ended June 30, 2008, compared to $0.1 million for the same period 2007.  Excluding net securities losses, total non interest income increased $0.2 million or 6.2% for the six months ended June 30, 2008.   Service charges on deposit accounts for the six months ended June 30, 2008 totaled $1.5 million, reflecting an increase of 23.7% over the six months ended June 30, 2007 and was primarily related to the growth in deposits. Fees for other customer services for the six months ended June 30, 2008 totaled $0.8 million, an increase of 0.5% from the same period in 2007. Title fee income generated by Bridge Abstract decreased $0.1 million or 10.8% to $0.7 million for the six month ended June 30, 2008 compared to $0.8 million for the same period in 2007 due to fewer real estate transactions.

Non Interest Expense

Total non interest expense increased $0.9 million or 20.7% to $5.3 million, and $1.4 million or 16.0% to $10.3 million during the three and six month periods ended June 30, 2008 over the same periods in 2007.  The primary components of these increases were (i) salary and benefit expense related to increased staffing and greater incentive based compensation; (ii) costs associated with the listing of the Company’s common stock on the NASDAQ; and (iii) expansion of the Company’s infrastructure related to new branches.  Salary and benefit expense increased $0.6 million or 22.1% and $0.9 million or 18.0% for the three and six months ended June 30, 2008, over the same periods in 2007.

Income Taxes

The provision for income taxes remained flat at $1.1 million for the three months ended June 30, 2008 and June 30, 2007 as the effective tax rate was 32.5% for both periods. The provision for income taxes increased during the six month ended June 30, 2008 by $0.2 million or 11.1% over the same period last year due to the increase in income before income taxes and a higher effective tax rate.  The effective tax rate for the six months ended June 30, 2008 increased to 32.4% as compared to 31.4% for the same period last year primarily due to a lower percentage of interest income from tax exempt securities in 2008.

Financial Condition

Assets totaled $710.2 million at June 30, 2008, an increase of $102.8 million or 16.9% from $607.4 million at December 31, 2007.  This change is primarily a result of increases in total securities of $57.1 million or 29.2 % and total loans of $24.2 million or 6.5% and cash and cash equivalents of $19.7 million or 137.4%.  This growth in assets was funded primarily by growth in total deposits of $108.9 million partially offset by a decrease in other borrowings of $9.7 million. Demand deposits increased $38.4 million or 21.8% to $214.5 million compared to $176.1 million at December 31, 2007. Savings, NOW and money market deposits increased $72.3 million or 28.6% to $325.3 million at June 30, 2008 from $253.0 million at December 31, 2007.  Certificates of deposit of $100,000 or more and other time deposits decreased $1.8 million or 2.2%.  Federal funds purchased and repurchase agreements increased $0.3 million to $32.3 million at June 30, 2008 compared to $32.0 million at December 31, 2007.  There were no Federal Home Loan advances outstanding at June 30, 2008 compared to $10 million at December 31, 2007.  Other liabilities increased $2.6 million to $7.4 million at June 30, 2008 from $4.8 million at December 31, 2007.

Total stockholders’ equity was $52.1 million at June 30, 2008, an increase of $1.0 million or 1.9% from December 31, 2007, primarily due to net income of $4.2 million and share based compensation of $0.2 million, partially offset by a decrease in net unrealized gains on securities of $0.6 million and by the declaration of dividends totaling $2.8 million.

In June 2008, the Company declared a quarterly dividend of $0.23 per share.  The Company continues its long term trend of uninterrupted dividends.

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

The Company’s principal source of liquidity includes cash and cash equivalents of $4.3 million and dividends from the Bank.  Due to regulatory restrictions, dividends from the Bank to the Company at June 30, 2008 were limited to $4.2 million, which represents the Bank’s 2008 retained net income.  The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year.  The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period.  Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, growth in core deposits and sources of wholesale funding such as brokered certificates of deposits.  While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives.  Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding.  The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.  The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets.  At June 30, 2008, the Bank had aggregate lines of credit of $75.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements.  Of these aggregate lines of credit, $55.0 million is available on an unsecured basis.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank.  The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit.  As of June 30, 2008, the Bank did not issue any brokered certificates of deposits.  As of June 30, 2008, the Bank had $17.3 million in overnight borrowings.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested in overnight federal funds sold.  As of June 30, 2008, the Bank had $4.0 million in federal funds sold.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2008, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

The Company’s only activity is the ownership of the Bank, and therefore, its capital, capital ratios, and minimum required levels of capital are substantially the same as the Bank’s.  At June 30, 2008 and December 31, 2007, actual capital levels and minimum required levels for the Bank were as follows:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
(dollars in thousands)	Actual		Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30,2008
Total Capital (to risk weighted assets)	$52,607	11.1%	$38,066	8.0%	$47,583	10.0%
Tier 1 Capital (to risk weighted assets)	49,164	10.3%	19,033	4.0%	28,550	6.0%
Tier 1 Capital (to average assets)	49,164	7.3%	27,124	4.0%	33,905	5.0%

As of December 31, 2007
Total Capital (to risk weighted assets)	$47,860	10.8%	$35,524	8.0%	$44,405	10.0%
Tier 1 Capital (to risk weighted assets)	44,906	10.1%	17,762	4.0%	26,643	6.0%
Tier 1 Capital (to average assets)	44,906	7.4%	24,338	4.0%	30,423	5.0%

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

At June 30, 2008, $233.0 million or 92.2% of the Company’s securities had fixed interest rates and substantially all investment securities are issued by the federal government, its agencies or state and local municipalities with underlying insurance.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholder’s equity.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Increases in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities.  Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, and therefore an increase in the average life of such loans, may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at June 30, 2008:

Change in Interest Rates in Basis Points		June 30, 2008 Potential Change in Net Interest Income		December 31, 2007 Potential Change in Net Interest Income
(Dollars in thousands)
	$ Change	% Change	$ Change	% Change
200	$(2,411)	(7.76)%	$(1,833)	(7.05)%
100	$(1,283)	(4.13)%	$(897)	(3.45)%
Static	-	-	-	-
(100)	$786	2.53%	$555	2.13%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2008.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held at The Bridgehampton National Bank, 2200 Montauk Highway, Bridgehampton, New York 11932 on April 25, 2008.

Routine items included the election of five Directors.

Nominees for Director	Term	Votes For	Votes Withheld
Class A
Albert E. McCoy, Jr.	One Year	4,786,721	301,067

Class B
Emanuel Arturi	Two Years	4,785,046	302,742

Class C
Kevin M. O'Connor	Three Years	4,785,395	302,393
Thomas J. Tobin	Three Years	4,390,622	697,166
Charles I. Massoud	Three Years	4,730,957	356,831

The other item voted upon was the ratification of the appointment of the Company’s Independent Registered Public Accounting Firm, Crowe Chizek and Company LLC, for the year ending December 31, 2008.

	Votes For	Votes Against	Abstentions
Ratification of Independent Registered Public Accounting Firm	5,027,732	49,458	10,598

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

August 7, 2008	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

August 7, 2008	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President and Chief Financial Officer