Form 10-Q
period 2008-09-30
BRIDGE BANCORP INC
filed 2008-11-06
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 6,146,872 shares of common stock outstanding as of November 4, 2008.

BRIDGE BANCORP, INC.

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$15,860	$14,213
Federal funds sold	3,729	-
Interest earning deposits with banks	248	135
Total cash and cash equivalents	19,837	14,348

Securities available for sale, at fair value	261,845	189,771
Securities held to maturity (fair value of $38,591 and $5,844, respectively)	38,540	5,836
Total securities, net	300,385	195,607

Loans	413,193	375,236
Allowance for loan losses	(3,634)	(2,954)
Loans, net	409,559	372,282

Premises and equipment, net	18,322	18,469
Accrued interest receivable	3,437	2,707
Other assets	3,912	4,011
Total Assets	$755,452	$607,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	$209,417	$176,130
Savings, NOW and money market deposits	347,404	253,012
Certificates of deposit of $100,000 or more	77,474	44,769
Other time deposits	37,255	34,998
Total deposits	671,550	508,909

Federal funds purchased and repurchase agreements	15,000	32,000
Federal Home Loan Bank advances	-	10,000
Accrued interest payable	644	641
Other liabilities and accrued expenses	14,984	4,765
Total Liabilities	702,178	556,315

Stockholders' equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,146,872 and 6,110,802 shares outstanding, respectively	64	64
Surplus	21,277	21,671
Retained earnings	39,316	37,031
Less: Treasury Stock at cost, 239,434 and 276,274 shares, respectively	(7,182)	(7,889)
	53,475	50,877
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on securities, net of deferred taxes of ($161) and $140, respectively	(244)	213
Change in pension assets (liabilities), net of deferred taxes of $1 and ($7), respectively	43	19
Total Stockholders' Equity	53,274	51,109
Total Liabilities and Stockholders' Equity	$755,452	$607,424

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Interest income:
Loans (including fee income)	$7,087	$6,784	$20,850	$19,494
Mortgage-backed securities	2,174	1,513	5,649	4,260
State and municipal obligations	455	411	1,353	1,467
U.S. Treasury and government agency securities	285	305	797	967
Federal funds sold	73	295	173	537
Deposits with banks	1	1	5	3
Total interest income	10,075	9,309	28,827	26,728

Interest expense:
Savings, NOW and money market deposits	1,384	1,893	4,286	6,068
Certificates of deposit of $100,000 or more	527	351	1,581	1,031
Other time deposits	247	252	825	797
Federal funds purchased and repurchase agreements	108	-	338	65
Federal Home Loan Bank Advances	-	-	30	12
Total interest expense	2,266	2,496	7,060	7,973

Net interest income	7,809	6,813	21,767	18,755
Provision for loan losses	550	150	1,075	245
Net interest income after provision for loan losses	7,259	6,663	20,692	18,510

Non interest income:
Service charges on deposit accounts	798	654	2,302	1,870
Fees for other customer services	602	561	1,377	1,332
Title fee income	250	298	945	1,077
Net securities (losses) gains	-	-	-	(101)
Other operating income	27	28	108	138
Total non interest income	1,677	1,541	4,732	4,316

Non interest expense:
Salaries and employee benefits	3,265	2,702	9,404	7,906
Net occupancy expense	481	436	1,388	1,284
Furniture and fixture expense	212	205	621	623
Other operating expenses	1,443	1,284	4,260	3,670
Total non interest expense	5,401	4,627	15,673	13,483

Income before income taxes	3,535	3,577	9,751	9,343
Income tax expense	1,179	1,255	3,190	3,066
Net income	$2,356	$2,322	$6,561	$6,277
Basic earnings per share	$0.39	$0.38	$1.08	$1.03
Diluted earnings per share	$0.39	$0.38	$1.08	$1.03
Comprehensive Income	$2,495	$4,025	$6,128	$6,498

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC.
Consolidated Statements of Stockholders' Equity (unaudited)
(In thousands)

						Accumulated
						Other
	Common		Comprehensive	Retained	Treasury	Comprehensive
	Stock	Surplus	Income	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2007	64	21,671		37,031	(7,889)	232	51,109
Net income			6,561	6,561			6,561
Stock awards granted		(798)			798		-
Stock awards forfeited		91			(91)		-
Shared compensation expense, net of deferred tax		313					313
Cash dividends declared				(4,241)			(4,241)
Other comprehensive income, net of deferred tax							-
Change in unrealized (losses)/gains in securities available for sale, net of deferred tax effects			(457)			(457)	(457)
Adjustment to pension liability, net of deferred taxes			24	(35)		24	(11)
Comprehensive Income			6,128				-
Balance at September 30, 2008	64	21,277		39,316	(7,182)	(201)	53,274

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Nine months ended September 30,	2008	2007
Operating activities:
Net Income	$6,561	$6,277
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,075	245
Depreciation and amortization	900	908
(Accretion) and amortization, net	(66)	(26)
Share based compensation expense	313	167
Tax benefit from exercise of stock options issued pursuant to equity incentive plans	-	(25)
Net securities losses	-	101
Increase in accrued interest receivable	(730)	(493)
Decrease (increase) in other assets	84	(271)
Increase in accrued and other liabilities	10,520	148
Net cash provided by operating activities	18,657	7,031

Investing Activities:
Purchases of securities available for sale	(162,812)	(33,909)
Purchases of FHLB stock	(23,817)	(2,027)
Purchases of securities held to maturity	(38,321)	(3,609)
Sales of securities available for sale	-	8,484
Redemption of FHLB stock	25,324	2,093
Maturities of securities available for sale	68,505	24,978
Maturities of securities held to maturity	5,234	7,851
Principal payments on mortgage-backed securities	20,417	13,905
Net increase in loans	(38,352)	(36,398)
Purchase of premises and equipment	(753)	(1,422)
Net cash used by investing activities	(144,575)	(20,054)

Financing Activities:
Net increase in deposits	162,641	92,544
Net decrease in other borrowings	(27,000)	(18,600)
Net proceeds from exercise of stock options issued pursuant to equity incentive plan	-	149
Cash dividends paid	(4,234)	(4,206)
Net cash provided by financing activities	131,407	69,887

Increase in cash and cash equivalents	5,489	56,864
Cash and cash equivalents beginning of period	14,348	13,263
Cash and cash equivalents end of period	$19,837	$70,127

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$7,056	$8,161
Income tax	$3,130	$2,948
Noncash investing and financing activities:
Securities which settled in the subsequent period	$10,000	$-
Dividends declared and unpaid at end of period	$1,413	$1,399

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods.  Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.  Actual future results could differ significantly from those estimates.  The annualized results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year.  Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.    The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Computation of Per Share Income
(in thousands, except per share data)
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income	$2,356	$2,322	$6,561	$6,277

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,076	6,073	6,076	6,071
Weighted Average Common Equivalent Shares Outstanding	21	20	18	19
Weighted Average Common and Equivalent Shares Outstanding	6,097	6,093	6,094	6,090

Basic Earnings per Share	$0.39	$0.38	$1.08	$1.03
Diluted Earnings per Share	$0.39	$0.38	$1.08	$1.03

There were approximately 61,705 and 60,046 options outstanding at September 30, 2008 and September 30, 2007, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.  There were approximately 70,973 and 15,123 shares of unvested restricted stock at September 30, 2008 and September 30, 2007 with a grant price higher than the average market price of the common stock.

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

For the nine months ended September 30, 2008 and September 30, 2007, the Company did not repurchase any of its common shares.  At September 30, 2008, 167,041 shares were available for repurchase under the Board approved program.

4. STOCK BASED COMPENSATION PLANS

Statement of Financial Accounting Standards 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service.  The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options.  The Black-Scholes option pricing model is used to determine the grant date fair value of option grants.  No new grants of stock options were awarded during the nine months ended September 30, 2008 and September 30, 2007.  Compensation expense attributable to stock options was $10,000 and $28,000 for the three months and nine months ended September 30, 2008, respectively, and $7,000 and $34,000 for the three months and nine months ended September 30, 2007, respectively.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of options exercised during the third quarter of 2008 and 2007 was $0 and $91,000, respectively.  The intrinsic value of options outstanding and exercisable at September 30, 2008 and September 30, 2007 were $178,000 and $397,000, respectively.

During the nine months ended September 30, 2008, the Company granted restricted stock awards of 42,470 shares.  These awards vest over five years with a third vesting after three years, four years and five years from the date of grant.  No shares of restricted stock were granted for the nine months ended September 30, 2007.  Compensation expense attributable to restricted stock awards was $108,000 and $285,000 for the three months and nine months ended September 30, 2008, respectively, and $38,000 and $133,000 for the three months and nine months ended September 30, 2007, respectively.

A summary of the status of the Company’s stock options as of September 30, 2008 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, December 31, 2007	100,415	$21.72
Granted	-	-
Exercised	-	-
Forfeited	(2,989)	$25.26
Expired	(2,538)	$25.28
Outstanding, September 30, 2008	94,888	$21.52	5.64 years	$177,724
Vested or expected to vest	91,077	$21.36	5.53 years	$177,724
Exercisable, September 30, 2008	64,802	$19.75	4.61 years	$177,724

	Number of
Range of Exercise Prices	Shares	Price
	8,400	$12.53
	13,683	$14.67
	11,100	$15.47
	56,302	$24.00-25.25
	5,403	$26.55-30.60

A summary of the status of the Company’s unvested restricted stock as of September 30, 2008 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2007	36,673	$24.82
Granted	42,470	$22.00
Vested	(770)	$27.96
Forfeited	(7,400)	$24.13
Unvested, September 30, 2008	70,973	$23.21

5. SECURITIES

A summary of the amortized cost and estimated fair value of securities is as follows:

	September 30, 2008		December 31, 2007
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury and government agency securities	$30,442	$30,501	$21,422	$21,523
State and municipal obligations	45,683	45,421	47,547	47,803
Mortgage-backed securities	186,124	185,923	120,450	120,445
Total available for sale	262,249	261,845	189,419	189,771
Held to maturity:
State and municipal obligations	18,614	18,560	5,836	5,844
Mortgage-backed securities	19,926	20,031	-	-
Total held to maturity	38,540	38,591	5,836	5,844
Total debt and equity securities	$300,789	$300,436	$195,255	$195,615

Securities having a fair value of approximately $199.3 million and $176.5 million at September 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the nine months ended September 30, 2008 or the year ended December 31, 2007.

As of September 30, 2008, the Bank purchased a government agency security totaling $10.0 million that will settle during the beginning of the fourth quarter.  This security is included in the consolidated balance sheet at September 30, 2008 as securities available for sale with a corresponding amount reflected in other liabilities and accrued expenses.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York.  Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB and FRB stock is carried at cost which approximates fair value and is periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $0.8 million in FHLB and FRB stock at September 30, 2008 and $2.4 million at December 31, 2007, respectively and reported these as securities available for sale in the consolidated balance sheets.

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:
(In thousands)

		Fair Value Measurements Using
	September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$261,845		$261,845

6. LOANS

The following table sets forth the major classifications of loans:

	September 30, 2008	December 31, 2007
(In thousands)

Commercial real estate mortgage loans	$191,232	$175,876
Residential real estate mortgage loans	137,185	125,317
Commercial, financial, and agricultural	57,499	50,531
Installment/consumer loans	10,887	8,553
Real estate-construction loans	16,195	14,867
Total loans	412,998	375,144
Net deferred loan cost and fees	195	92
	413,193	375,236
Allowance for loan losses	(3,634)	(2,954)
Net loans	$409,559	$372,282

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

Nonaccrual loans at September 30, 2008 and December 31, 2007 were $0.7 million and $0.2 million, respectively.  There were no loans 90 days or more past due that were still accruing at September 30, 2008 and December 31, 2007.

As of September 30, 2008, management determined that one commercial mortgage loan for $3.2 million to a local not for profit organization was  an impaired loan as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15” (SFAS 114”).  For a loan to be considered impaired, management applies its normal loan review procedures and determines after review whether it is probable that the Company may not be able to collect all amounts due according to the original contractual terms of the loan agreement.  Recognition of interest income on impaired loans is discontinued when reasonable doubt exists as to the ultimate collectibility of the interest and principal of the loan.  The identified impaired loan had an original principal balance of $4.0 million and during the third quarter of 2008 the bank received principal payments of $660,000.  The loan  averaged $3.7 million during the nine months ended September 30, 2008.  This $3.2 million loan is current as of September 30, 2008 and is secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors.  Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis.

As of December 31, 2007 there were no loans considered to be impaired or to be a troubled debt restructuring as defined by SFAS No. 114.  As of September 30, 2008 there were no loans considered to be a troubled debt restructuring as defined by SFAS No. 114.

7. ALLOWANCE FOR LOAN LOSSES

Management monitors its loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, delinquency trends, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit.  Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.  Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio.  Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at September 30, 2008, management determined the allowance for loan losses to be adequate.

The following table sets forth changes in the allowance for loan losses.
(In thousands)	For the Nine Months Ended		For the Year Ended
	September 30, 2008	September 30, 2007	December 31, 2007
Beginning balance	$2,954	$2,512	$2,512
Provision for loan loss	1,075	245	600
Net charge-offs	(395)	(38)	(158)
Ending balance	$3,634	$2,719	$2,954

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

There were no contributions made to the pension plan or SERP for the nine months ended September 30, 2008.  The Company does not anticipate making any additional contributions to the pension plan through the end of the year.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income.

(In thousands)

	Three months ended September 30,				Nine months ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service Cost	$111	$113	$18	$15	$331	$337	$53	$45
Interest Cost	70	71	12	13	209	210	36	39
Expected return on plan assets	(124)	(99)	-	-	(371)	(295)	-	-
Amortization of net loss	-	3	-	-	-	10	-	-
Amortization of unrecognized prior service cost	2	3	-	-	6	7	-	-
Amortization of unrecognized transition (asset) obligation	-	-	7	7	-	-	20	21
Net periodic benefit cost	$59	$91	$37	$35	$175	$269	$109	$105

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are financing agreements that mature within seven years.  The arrangements outstanding as of September 30, 2008 were entered into during February and March of 2008.  The securities sold under agreements to repurchase had an average balance of $15.0 million and an average interest rate of 2.4% during the nine months ended September 30, 2008.  The maximum month end balance during the nine months ended September 30, 2008 was $15.0 million.  At maturity, the securities underlying the agreements are returned to the Company.  There were $15.0 million and $25.0 million of securities sold under agreements to repurchase outstanding as of September 30, 2008 and December 31, 2007, respectively.

10.  FEDERAL HOME LOAN BANK ADVANCES

There were no advances from the Federal Home Loan Bank outstanding as of September 30, 2008.  As of December 31, 2007, there was one advance from the Federal Home Loan bank for $10.0 million with a fixed interest rate of 4.3% that matured in January 2008 and was repaid upon maturity.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to:  change in economic conditions including an economic recession that could affect the value of real estate collateral and the ability for borrowers to repay their loans;  legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products and other financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007 and in other reports filed by the Company with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Quarterly Highlights

•	Net income of $2.4 million or $0.39 per diluted share for the third quarter of 2008 as compared to net income of $2.3 million or $0.38 per diluted share for the third quarter of 2007.

•	Returns on average equity and assets of 17.38% and 1.30%, respectively for the third quarter of 2008.

•	Net interest income increased to $7.8 million for the third quarter of 2008 as compared to $6.8 million in 2007.

•	A net interest margin of 4.71% for the third quarter of 2008 as compared to 4.85% for 2007.

•	Total loans at September 30, 2008 of $413.2 million, a $50.8 million or 14.0% increase from September 30, 2007.

•	Total assets of $755.5 million at September 30, 2008, an increase of $105.1 million or 16.2% compared to $650.3 million at September 30, 2007.

•	Deposits of $671.6 million at September 30, 2008, an increase of $74.6 million or 12.5% from September 2007.

•	Demand deposits of $209.4 million at September 30, 2008, representing 31.2% of total deposits.

•	Continued strong credit quality and increases in allowance for loan losses.

•	The declaration of a cash dividend of $0.23 per share for the third quarter of 2008.

•	Received approval from the Office of the Comptroller of the Currency for new branch locations in Shirley and Deer Park.

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

Significant Events

The economic events of the past twelve months have been unprecedented.  The failure of several large financial institutions along with the conservatorship of Fannie Mae and Freddie Mac driven by the diminution in housing values and sub prime mortgage lending has resulted in multiple actions by the United States government. On October 3, 2008, the Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”) which provides up to $700 billion and grants new authorities to the United States Treasury Department (“Treasury”), the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) for initiatives to restore stability and liquidity to U.S. markets.  Many European nations have also taken actions to inject liquidity and capital into critical financial institutions in order to stabilize world markets.

On October 14, 2008, the Treasury, FRB and FDIC jointly announced a sweeping plan to invest in banks and thrifts to help restore confidence in the U.S. banking system. Some of the actions taken by these governmental agencies include: (i) temporarily increasing FDIC insurance coverage to $250,000 from $100,000 through December 31, 2009; (ii) reducing the targeted federal funds rate to 1.50% from 2.00% and the discount rate to 1.75% from 2.25%, respectively; (iii)  temporarily guaranteeing Money Market mutual funds (iv) introducing a capital purchase program whereby the Treasury will purchase up to $250 billion in senior preferred shares from healthy qualifying financial institutions; and (v) introducing a Temporary Liquidity Guarantee Program (“TLGP”) whereby the FDIC will guarantee newly issued senior unsecured debt on or before June 30, 2009 and provide unlimited FDIC insurance coverage for non-interest bearing transaction accounts for thirty days without charge followed by an annualized 10 basis point assessment for the insurance coverage above $250,000 on such accounts.  The Bank has until November 12, 2008 to opt out of the TLGP but currently does not anticipate opting out.  One of the provisions resulting from the EESA is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury.  The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion.  The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter.  The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury.  The Company anticipates filing an application to participate in this program.  In order to be eligible to participate in this program, the Company has filed a proxy statement requesting shareholder approval to authorize the issuance of preferred stock.  The Company’s participation in the program is not automatic and will be subject to receiving such shareholder approval and approval by the Treasury.

Opportunities and Challenges

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

During the second half of 2007 and continuing into October 2008, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises.  A multitude of government initiatives along with seven rate cuts by the Federal Reserve totaling 375 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. Despite these actions, many of our competitors, due to liquidity concerns, have not yet adjusted their deposit pricing. This contrasts with the impact on assets where yields on loans and securities have declined. The squeeze between declining asset yields and more slowly declining liability pricing could impact margins.

Growth and service strategies have potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships.  During 2007, the Bank opened three new branches: Southampton Village, Cutchogue and its 14th branch office which is located in Wading River.  The Bank received approval from the Office of the Comptroller of the Currency (“OCC”) and expects that the opening of the new facility in the Village of East Hampton will be a 2009 event. In addition, in October 2008 the Bank received approval from the OCC to open a new branch in Shirley, New York and in November 2008 the Bank received approval to open a branch in Deer Park, New York. We believe positive outcomes in the future will result from the expansion of our geographic footprint, investments in infrastructure and technology, such as BridgeNEXUS, our remote deposit capture product as well as the introduction of lockbox processing in the fourth quarter of 2008, and continued focus on placing our customers first. The Bank anticipates offering a full range of investment products and services through a third party broker dealer affiliation during the first quarter of 2009.

Corporate objectives for 2008 include:  leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business.   The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting these objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market in 2008 and continues to diligently seek opportunities for growth and to strengthen the franchise. The causes of the current economic crisis are many and have occurred over a prolonged period and therefore cannot be expected to be resolved in days, weeks or months. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments.

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

The Classification Committee is comprised of both members of management and the Board of Directors.  The adequacy of the reserves is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio.  Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at September 30, 2008, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio.  Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions.  Changes in estimates could result in a material change in the allowance.  In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Comparison of Operating Results

Net Income

Net income for the three months ended September 30, 2008 totaled $2.4 million or $0.39 per diluted share as compared to $2.3 million or $0.38 per diluted share for the same period in 2007.  Changes for the three months ended September 30, 2008 compared to September 30, 2007 include: (i) $1.0 million or 14.6% increase in net interest income; (ii) $0.1 million or 8.8% increase in total non interest income as a result of higher service charges on deposit accounts and fee income for customer services, partially offset by lower title insurance revenues; (iii) $0.8 million or 16.7% increase in total non interest expenses, primarily due to increased salaries and employee benefits related to increased staffing and greater incentive based compensation.  In addition, a provision for loan losses of $0.6 million was recorded this quarter due to the continued growth of our loan portfolio as well as our assessment of risk factors considering the weakening economic environment and overall industry trends.  The effective income tax rate decreased to 33.4% for the three months ended September 30, 2008 compared to 35.1% for the three months ended September 30, 2007.

Net income for the nine months ended September 30, 2008 totaled $6.6 million or $1.08 per diluted share as compared to $6.3 million or $1.03 per diluted share for the same period in 2007.  Changes for the nine months ended September 30, 2008 compared to September 30, 2007 include: (i) $3.0 million or 16.1% increase in net interest income, (ii) a provision for loan losses of $1.1 million compared to $0.2 million recorded in 2007; (iii) $0.4 million or 9.6% increase in total non interest income as a result of growth in service charges on deposit accounts and fee income from customer services, partially offset by lower title insurance revenues; (iv) $2.2 million or 16.2% increase in non interest expenses, primarily due to increased salaries and employee benefits related to increased staffing and greater incentive based compensation related to the achievement of established performance goals as well as costs associated with an expanding infrastructure related to the new branches.  Non interest income for the nine months ended September 30, 2007 included a net loss on the sale of securities realized of $0.1 million during the first quarter of 2007 due to a repositioning of the available for sale investment portfolio. The Company’s effective income tax rate was 32.7% and 32.8% for the nine months ended September 30, 2008 and September 30, 2007, respectively.

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

Three months ended September 30,	2008			2007
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$400,276	$7,087	7.04%	$352,605	$6,784	7.63%
Mortgage-backed securities	176,716	2,174	4.89	123,571	1,513	4.86
Tax exempt securities (1)	56,597	698	4.91	47,840	626	5.19
Taxable securities	31,945	285	3.55	28,183	305	4.29
Federal funds sold	14,339	73	2.03	22,364	295	5.23
Deposits with banks	233	1	1.71	168	1	2.36
Total interest earning assets	680,106	10,318	6.04	574,731	9,524	6.57
Non interest earning assets:
Cash and due from banks	16,944			17,898
Other assets	25,801			21,532
Total assets	$722,851			$614,161

Interest bearing liabilities:
Savings, NOW and money market deposits	$319,673	$1,384	1.72%	$288,618	$1,893	2.60%
Certificates of deposit of $100,000 or more	70,718	527	2.96	35,454	351	3.93
Other time deposits	35,131	247	2.80	26,614	252	3.76
Federal funds purchased and repurchase agreements	18,163	108	2.37	-	-	-
Total interest bearing liabilities	443,685	2,266	2.03	350,686	2,496	2.82
Non interest bearing liabilities:
Demand deposits	218,238			211,879
Other liabilities	6,986			4,079
Total liabilities	668,909			566,644
Stockholders' equity	53,942			47,517
Total liabilities and stockholders' equity	$722,851			$614,161

Net interest income/interest rate spread (2)		8,052	4.01%		7,028	3.75%

Net interest earning assets/net interest margin (3)	$236,421		4.71%	$224,045		4.85%

Ratio of interest earning assets to interest bearing liabilities			153.29%			163.89%

Less: Tax equivalent adjustment		(243)			(215)

Net interest income		$7,809			$6,813

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Nine months ended September 30,	2008			2007
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$390,884	$20,850	7.13%	$341,208	$19,494	7.64%
Mortgage-backed securities	153,939	5,649	4.90	119,430	4,260	4.77
Tax exempt securities (1)	54,216	2,078	5.12	54,778	2,179	5.32
Taxable securities	25,846	797	4.12	30,150	967	4.29
Federal funds sold	10,622	173	2.18	13,618	537	5.27
Deposits with banks	180	5	3.71	86	3	4.66
Total interest earning assets	635,687	29,552	6.21	559,270	27,440	6.56
Non interest earning assets:
Cash and due from banks	16,631			16,383
Other assets	26,482			21,883
Total assets	$678,800			$597,536

Interest bearing liabilities:
Savings, NOW and money market deposits	$306,023	$4,286	1.87%	$292,934	$6,068	2.77%
Certificates of deposit of $100,000 or more	62,853	1,581	3.36	33,237	1,031	4.15
Other time deposits	34,406	825	3.20	28,275	797	3.77
Federal funds purchased and repurchase agreements	17,879	338	2.53	1,836	77	5.61
Federal Home Loan Bank advances	1,642	30	2.44	-	-	-
Total interest bearing liabilities	422,803	7,060	2.23	356,282	7,973	2.99
Non interest bearing liabilities:
Demand deposits	197,230			190,484
Other liabilities	5,294			3,689
Total liabilities	625,327			550,455
Stockholders' equity	53,473			47,081
Total liabilities and stockholders' equity	$678,800			$597,536

Net interest income/interest rate spread (2)		22,492	3.98%		19,467	3.57%

Net interest earning assets/net interest margin (3)	$212,884		4.73%	$202,988		4.65%

Ratio of interest earning assets to interest bearing liabilities			150.35%			156.97%

Less: Tax equivalent adjustment		(725)			(712)

Net interest income		$21,767			$18,755

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interestbearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2008 vs. 2007			2008 vs. 2007
(In thousands)	Changes Due To			Changes Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:

Loans (including loan fee income)	$2,839	$(2,536)	$303	$3,325	$(1,969)	$1,356
Mortgage-backed securities	650	11	661	1,267	122	1,389
Tax exempt securities (1)	265	(193)	72	(22)	(79)	(101)
Taxable securities	174	(194)	(20)	(133)	(37)	(170)
Federal funds sold	(82)	(140)	(222)	(99)	(265)	(364)
Deposits with banks	1	(1)	-	3	(1)	2
Total interest earning assets	3,847	(3,053)	794	4,341	(2,229)	2,112

Interest expense on interest bearing liabilities:

Savings, NOW and money market deposits	1,103	(1,612)	(509)	422	(2,204)	(1,782)
Certificates of deposit of $100,000 or more	689	(513)	176	885	(335)	550
Other time deposits	281	(286)	(5)	206	(178)	28
Federal funds purchased and repurchase agreements	108	-	108	352	(91)	261
Federal Home Loan Bank Advances	-	-	-	2	28	30
Total interest bearing liabilities	2,181	(2,411)	(230)	1,867	(2,780)	(913)
Net interest income	$1,666	$(642)	$1,024	$2,474	$551	$3,025

(1)	The above table is presented on a tax equivalent basis.

Net interest income was $7.8 million for the quarter ended September 30, 2008 compared to $6.8 million for the same period in 2007, an increase of $1.0 million or 14.6%.  Net interest margin decreased to 4.71% for the quarter ended September 30, 2008 as compared to 4.85% for the quarter ended September 30, 2007. The decrease in net interest margin was primarily the result of an increase in average earnings assets of $105.4 million and the decrease in the yield on average total interest earning assets.  The cost of interest bearing liabilities decreased approximately 79 basis points during the third quarter of 2008 compared to 2007, which was partly offset by a decrease in yields of approximately 53 basis points on interest earning assets.

Net interest income was $21.8 million for the nine months ended September 30, 2008 compared to $18.8 million for the same period in 2007, an increase of $3.0 million or 16.1%.  Net interest margin increased to 4.73% for the nine months ended September 30, 2008 compared to 4.65% in 2007. The results were primarily due to an increase in average earning assets of $76.4 million and the decrease in the cost of the average total interest bearing liabilities being greater than the decrease in the yield on average total interest earning assets.  The cost of interest bearing liabilities decreased approximately 76 basis points during the nine months of 2008 compared to 2007, which was partly offset by a decrease in yields of approximately 35 basis points on interest earning assets.

For the quarter ended September 30, 2008, average loans grew by $47.7 million or 13.5% to $400.3 million as compared to $352.6 million for the same period in 2007.  Real estate mortgage loans and commercial loans primarily contributed to the growth.  The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.  During the nine months ended September 30, 2008, average loans grew by $49.7 million or 14.6% to $390.9 million compared to $341.2 million for prior year.

During the third quarter of 2008, average investments increased by $65.7 million or 32.9% to $265.3 million as compared to $199.6 million in the same period of 2007.  During the nine months ended September 30, 2008, average investments increased by $29.6 million or 14.5% to $234.0 million as compared to $204.4 million prior year. In order to position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during the first quarter of 2007 resulting in a net loss of $101,000.  For the three months ended September 30, 2008, average federal funds sold decreased to $14.3 million or 35.9% compared to $22.4 million in 2007.  For the nine months ended September 30, 2008, average federal funds sold decreased to $10.6 million or 22.0% compared to $13.6 million in 2007.

Average interest bearing liabilities totaled $443.7 million for the quarter ended September 30, 2008 compared to $350.7 million for the same period in 2007.  During the nine months ended September 30, 2008, average interest bearing liabilities were $422.8 million compared to $356.3 million for prior year.  The Bank continued to offer deposit promotions during the quarter in connection with new branch openings and to retain core deposit balances.  During the second and third quarter of 2008, the Bank reduced interest rates on deposit products in response to the reductions in the federal funds and discount rate by the Federal Reserve. The reduction in deposit rates along with lower borrowing costs resulted in a decrease in the cost of interest bearing liabilities from 2.82% for the quarter ended September 30, 2007 to 2.03% for the quarter ended September 30, 2008.  During the nine months ended September 30, 2008, the cost of interest bearing liabilities declined 76 basis points to 2.23% from 2.99% for the prior year.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, a decrease in short term interest rates initially results in an increase in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the quarter ended September 30, 2008, total average deposits increased by $81.2 million or 14.4% to $643.8 million as compared to the quarter ended September 30, 2007.  Components of this increase include an increase in average demand deposits of $6.4 million or 3.0% to $218.2 million as compared to average demand deposits for 2007.  The average balances in savings, NOW and money market accounts increased $31.1 million or 10.8% to $319.7 million for the quarter ended September 30, 2008, compared to the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $43.8 million or 70.5% to $105.8 million for 2008 as compared to 2007.  Average public fund deposits comprised 19.1% of total average deposits during the quarter ended September 30, 2008 and 18.6% for the same period in 2007.  Average federal funds purchased and repurchase agreements and average Federal Home Loan Bank advances increased $18.2 million to $18.2 million for the quarter ended September 30, 2008 as compared to the same period in the prior year.

For the nine months ended September 30, 2008, total average deposits increased by $55.6 million or 10.2% to $600.5 million as compared to prior year 2007.  Components of this increase include an increase in average demand deposits for 2008 of $6.7 million or 3.5% to $197.2 million as compared to average demand deposits for 2007.  The average balances in savings, NOW and money market accounts increased $13.1 million or 4.5% to $306.0 million for the nine months ended September 30, 2008, compared to the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $35.7 million or 58.1% to $97.3 million for 2008 as compared to 2007.  Average public fund deposits comprised 21.7% of total average deposits during the nine months of 2008 and 22.9% for the same period in 2007.  Average federal funds purchased and repurchase agreements and average Federal Home Loan Bank advances increased $17.7 million to $19.5 million for the nine months ended September 30, 2008 as compared to the same period in the prior year.

Total interest income increased $0.8 million or 8.2% to $10.1 million for the quarter ended September 30, 2008 from $9.3 million for the same period in 2007.  Interest income on loans increased $0.3 million or 4.5% to $7.1 million in 2008 compared to $6.8 million in 2007 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 7.0% for 2008 as compared to 7.6% in 2007. Interest income in mortgage-backed, taxable and tax exempt securities increased $0.7 million to $3.2 million for the three months ended September 30, 2008 compared to $2.4 million for the three months ended September 30, 2007. Interest income on securities included net accretion of discounts of $43,000 in the third quarter of 2008 compared to $13,000 for the same period in 2007.  The tax adjusted average yield on total securities decreased to 4.7% from 4.9% for the three months ended September 30, 2008 and 2007 respectively.  Interest income on federal funds sold decreased $0.2 million to $0.1 million in 2008 compared to $0.3 million in 2007. The ratio of interest earning assets to interest bearing liabilities decreased to 153.3% for the quarter ended September 30, 2008 as compared to 163.9% in 2007.

For the nine months ended September 30, 2008, total interest income increased $2.1 million or 7.9% to $28.8 million from $26.7 million for the same period in 2007. Interest income on loans increased $1.4 million or 7.0% to $20.9 million in 2008 compared to $19.5 million in 2007 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 7.1% for 2008 as compared to 7.6% in 2007. Interest income in mortgage-backed, taxable and tax exempt securities increased $1.1 million to $8.5 million for the nine months ended September 30, 2008 compared to $7.4 million for the same period in 2007.   Interest income on securities included net accretion of discounts of $66,000 in the nine months ended September 30, 2008 compared to $26,000 for the same period in 2007.  The tax adjusted average yield on total securities remained flat at 4.9% for the nine months ended September 30, 2008 and 2007, respectively.  Interest income on federal funds sold decreased $0.3 million to $0.2 million in 2008 compared to $0.5 million in 2007. The ratio of interest earning assets to interest bearing liabilities decreased to 150.4% for the nine months ended September 30, 2008 as compared to 157.0% in 2007.

Interest expense decreased $0.2 million or 9.2% to $2.3 million for the quarter ended September 30, 2008 compared to $2.5 million for the same period in 2007.  For the nine months ended September 30, 2008, interest expense decreased $0.9 million or 11.5% to $7.1 million from $8.0 million for the same period in 2007.  The decreases in interest expense in the quarter and nine months ended September 30, 2008 compared to the same periods in 2007 resulted from reductions in interest rates on deposits and borrowings offset by the growth in average balances for deposits and borrowings.

Provision and Allowance for Loan Losses

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area on eastern Long Island.  The credit quality of the loan portfolio remained strong for the quarter ended September 30, 2008.  Non performing assets were $0.7 million at September 30, 2008 compared to $0.8 million at June 30, 2008 and $0.2 million at December 31, 2007 representing 0.16% of total loans at September 30, 2008 compared to 0.19% at June 30, 2008 and 0.06% at December 31, 2007.  As of September 30, 2008, management determined that one commercial mortgage loan for $3.2 million to a local not for profit organization was an impaired loan as defined by SFAS No. 114.  The identified impaired loan had an original principal balance of $4.0 million and during the third quarter of 2008 the bank received principal payments of $660,000.  This $3.2 million loan is current as of September 30, 2008 and is secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors.  Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis.  As of December 31, 2007 and September 30, 2008, the Company had no loans that were considered a troubled debt restructuring, as defined by SFAS No. 114 and no foreclosed real estate.

Loans of approximately $11.1 million or 2.7% of total loans at September 30, 2008 were classified as potential problem loans compared to $13.1 million or 3.3% and $12.9 million or 3.4% at June 30, 2008 and December 31, 2007, respectively. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.  Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, growth in our loan portfolio, and the current economic environment, provisions for loan losses of $550,000 and $1,075,000 were recorded during the quarter and nine months ended September 30, 2008, respectively, compared to $150,000 and $245,000 for the same prior year periods, respectively.  The Bank recognized net charge-offs in the amount of $395,000 for the first nine months of 2008 as compared to net charge-offs of $38,000 for the same period in 2007. The allowance for loan losses increased to $3.6 million at September 30, 2008, as compared to $3.0 million at December 31, 2007 and $2.7 million at September 30, 2007.  As a percentage of total loans, the allowance increased to 0.88% at September 30, 2008 compared to 0.79% at December 31, 2007 and 0.75% at September 30, 2007.  Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential impact on the local economy and real estate values in the future.

Non Interest Income

Total non interest income increased $0.1 million or 8.8% to $1.7 million for the quarter ended September 30, 2008 compared to $1.5 million for the same period in 2007.  Service charges on deposit accounts totaled $0.8 million for the quarter ended September 30, 2008, compared to $0.7 million, from the same period in 2007.  Fees for other customer services were $0.6 million for the quarters ended September 30, 2008 and 2007, respectively.  Title fee income related to Bridge Abstract decreased $0.05 million or 16.1% to $0.25 million for the quarter ended September 30, 2008 compared to $0.3 million for the same period in 2007.

Total non interest income increased $0.4 million or 9.6% to $4.7 million for the nine months ended September 30, 2008 compared to $4.3 million for the same period in 2007.  There were no net losses on sales of securities during the nine months ended September 30, 2008, compared to $0.1 million for the same period 2007.  Excluding net securities losses, total non interest income increased $0.3 million or 7.1% for the nine months ended September 30, 2008.   Service charges on deposit accounts for the nine months ended September 30, 2008 totaled $2.3 million, reflecting an increase of 23.1% over the nine months ended September 30, 2007 and was primarily related to the growth in deposits. Fees for other customer services for the nine months ended September 30, 2008 totaled $1.4 million, an increase of 3.4% from the same period in 2007. Title fee income generated by Bridge Abstract decreased $0.1 million or 12.3% to $0.9 million for the nine month ended September 30, 2008 compared to $1.1 million for the same period in 2007 due to fewer real estate transactions.

Non Interest Expense

Total non interest expense increased $0.8 million or 16.7% to $5.4 million, and $2.2 million or 16.2% to $15.7 million during the three and nine month periods ended September 30, 2008 over the same periods in 2007.  The primary components of these increases were (i) salary and benefit expense related to increased staffing and greater incentive based compensation; (ii) costs associated with the listing of the Company’s common stock on the NASDAQ; (iii) expansion of the Company’s infrastructure and marketing related to new branches; and (iv) increased costs associated with higher deposits and the increased FDIC insurance rates.  The Company anticipates the FDIC insurance rates will continue to increase through 2009.  Salary and benefit expense increased $0.6 million or 20.8% and $1.5 million or 18.9% for the three and nine months ended September 30, 2008, over the same periods in 2007.

Income Taxes

The provision for income taxes increased $0.08 million to $1.2 million for the three months ended September 30, 2008 compared to September 30, 2007.  The effective tax rate was 33.4% and 35.1% for the three months ended September 30, 2008 and September 30, 2007, respectively.  The provision for income taxes increased $0.1 million or 4.0% during the nine month ended September 30, 2008 over the same period last year due to the increase in income before income taxes. The effective tax rate for the nine months ended September 30, 2008 was 32.7% as compared to 32.8% for the same period last year.

Financial Condition

Assets totaled $755.5 million at September 30, 2008, an increase of $148.0 million or 24.4% from $607.4 million at December 31, 2007.  This change is primarily a result of increases in total securities of $104.8 million or 53.6 % and total loans of $38.0 million or 10.1% and cash and cash equivalents of $5.5 million or 38.3%.  Demand deposits increased $33.3 million or 18.9% to $209.4 million compared to $176.1 million at December 31, 2007. Savings, NOW and money market deposits increased $94.4 million or 37.3% to $347.4 million at September 30, 2008 from $253.0 million at December 31, 2007.  Certificates of deposit of $100,000 or more and other time deposits increased $35.0 million or 43.8%.  Federal funds purchased and repurchase agreements decreased $17.0 million to $15.0 million at September 30, 2008 compared to $32.0 million at December 31, 2007.  There were no Federal Home Loan advances outstanding at September 30, 2008 compared to $10.0 million at December 31, 2007.  Other liabilities increased $10.2 million to $15.0 million at September 30, 2008 from $4.8 million at December 31, 2007 related to the purchase of a government agency security totaling $10.0 million that will settle during the beginning of the fourth quarter.

Total stockholders’ equity was $53.3 million at September 30, 2008, an increase of $2.2 million or 4.2% from December 31, 2007, primarily due to net income of $6.6 million and share based compensation of $0.3 million, partially offset by an increase in net unrealized losses on securities of $0.5 million and by the declaration of dividends totaling $4.2 million.

In September 2008, the Company declared a quarterly dividend of $0.23 per share.  The Company continues its long term trend of uninterrupted dividends.

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

The Company’s principal source of liquidity includes cash and cash equivalents of $2.8 million and dividends from the Bank.  Due to regulatory restrictions, dividends from the Bank to the Company at September 30, 2008 are limited to $6.7 million, which represents the Bank’s 2008 retained net income.  The dividends received from the Bank are used primarily for dividends to the shareholders and stock repurchases.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year.  The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period.  Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, growth in core deposits and sources of wholesale funding such as brokered certificates of deposits.  While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives.  Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding.  The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.  The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets.  At September 30, 2008, the Bank had aggregate lines of credit of $117.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements.  Of these aggregate lines of credit, $97.5 million is available on an unsecured basis.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential mortgages owned by the Bank.  The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit.  The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of September 30, 2008.  As of September 30, 2008, the Bank did not issue any brokered certificates of deposits.  As of September 30, 2008, the Bank did not have any overnight borrowings.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested in overnight federal funds sold.  As of September 30, 2008, the Bank had $3.7 million in federal funds sold.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2008, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

At September 30, 2008 and December 31, 2007, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)
as of September 30,	2008
(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	57,227	11.6%	39,629	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	53,475	10.8%	19,815	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	53,475	7.4%	28,916	4.0%	n/a	n/a

Bridge Bancorp, Inc. (Consolidated)
as of December 31,	2007
(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	53,950	12.1%	35,542	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	50,877	11.5%	17,771	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	50,877	8.4%	24,347	4.0%	n/a	n/a

The following table represents the Bank’s capital levels:

Bridgehampton National Bank
as of September 30,	2008
(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	55,280	11.2%	39,584	8.0%	49,480	10.0%
Tier 1 Capital (to risk weighted assets)	51,528	10.4%	19,792	4.0%	29,688	6.0%
Tier 1 Capital (to average assets)	51,528	7.1%	28,896	4.0%	36,120	5.0%

Bridgehampton National Bank
as of December 31,	2007
(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	47,860	10.8%	35,524	8.0%	44,405	10.0%
Tier 1 Capital (to risk weighted assets)	44,906	10.1%	17,762	4.0%	26,643	6.0%
Tier 1 Capital (to average assets)	44,906	7.4%	24,338	4.0%	30,423	5.0%

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

At September 30, 2008, $277.1 million or 92.2% of the Company’s securities had fixed interest rates and substantially all investment securities are issued by the federal government, its agencies or state and local municipalities with underlying insurance.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholder’s equity.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Increases in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities.  Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, and therefore an increase in the average life of such loans, may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes.  Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon.  The simulation model captures the seasonality of the Company’s deposit flows and the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Balance Sheet.  This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given a 100 and 200 basis point upward shift in interest rates and 100 basis point downward shift in interest rates.  A parallel and pro rata shift in rates over a twelve-month period is assumed.

The following reflects the Company’s net interest income sensitivity analysis at September 30, 2008:

		September 30, 2008		December 31, 2007
		Potential Change		Potential Change
Change in Interest		in Net		in Net
Rates in Basis Points		Interest Income		Interest Income
(Dollars in thousands)
	$ Change	% Change	$ Change	% Change
200	$(2,288)	(6.89)%	$(1,833)	(7.05)%
100	$(1,160)	(3.50)%	$(897)	(3.45)%
Static	-	-	-	-
(100)	$287	0.86%	$555	2.13%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2008.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the additional risk factors described below, there are no material changes to the risk factors as previously disclosed in Item 1A., of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our Expenses Will Increase As A Result Of Increases In FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level.  The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points.  The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits.

In addition, the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

We Are Experiencing An Economic Downturn.  An Increase In The Number of Non-performing Loans Would Have An Adverse Effect On Our Operations.

Both nationally and in the State of New York we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. Weakening economic conditions in the residential and commercial real estate sector could have an adverse effect on our loan portfolio and results of operations. If loans that are currently performing become non-performing, or if non-performing loans further deteriorate, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.

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

BRIDGE BANCORP, INC.
Registrant

November 6, 2008	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

November 6, 2008	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President and Chief Financial Officer