Form 10-K
period 2008-12-31
BRIDGE BANCORP INC
filed 2009-03-12
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission File No. 000-18546

BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value of $0.01 Per Share	The Nasdaq Stock Market, LLC

Securities registered under Section 12 (g) of the Exchange Act:

(Title of Class) None

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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2008, was $121,703,223.

The number of shares of the Registrant’s common stock outstanding on March 6, 2009 was 6,213,161.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2009 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2009 (Part III).

PART I

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

The Bank operates fourteen branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For nearly a century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgage loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities and collateralized mortgage obligations; (7) New York State and local municipal obligations; and (8) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing up to $50,000,000 of FDIC insurance to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, safe deposit boxes and individual retirement accounts. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

The Bank employs 175 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive. In addition, the Company has an equity incentive plan under which it may issue shares of the common stock of the Company.

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

In April 2008, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) and expects that the opening of the new full service branch facility in the Village of East Hampton will be a fourth quarter 2009 event. In addition, in October 2008, the Bank received approval from the OCC to open a new branch in Shirley, New York and in November 2008, the Bank received OCC approval to open a branch in Deer Park, New York. The Bank anticipates opening these two locations during the first half of 2009.

The Bank routinely adds to its menu of products and services, continually meeting the needs of consumers and businesses. We believe positive outcomes in the future will result from the expansion of our geographic footprint, investments in infrastructure and technology, such as BridgeNEXUS, our remote deposit capture product as well as the introduction of lockbox processing in the fourth quarter of

Page -2-

2008, and continued focus on placing our customers first. In January 2009, the Bank launched Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer.

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

REGULATION AND SUPERVISION

The Bridgehampton National Bank
The Bank is a national bank organized under the laws of the United States of America. The lending, investment, and other business operations of the Bank are governed by federal law and regulations and the Bank is prohibited from engaging in any operations not specifically authorized by such laws and regulations. The Bank is subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and to a lesser extent by the Federal Deposit Insurance Corporation (“FDIC”), as its deposit insurer as well as by the Board of Governors of the Federal Reserve System. The Bank’s deposit accounts are insured up to applicable limits by the FDIC under its Deposit Insurance Fund (“DIF”). A summary of the primary laws and regulations that govern the operations of the Bank are set forth below.

Loans and Investments
There are no restrictions on the type of loans a national bank can originate and/or purchase. However, OCC regulations govern the Bank’s investment authority. Generally, a national bank is prohibited from investing in corporate equity securities for its own account. Under OCC regulations, a national bank may invest in investment securities, which is generally defined as securities in the form of a note, bond or debenture. The OCC classifies investment securities into five different types and, depending on its type a national bank may have the authority to deal in and underwrite the security. The OCC has also permitted national banks to purchase certain noninvestment grade securities that can be reclassified and underwritten as loans.

Lending Standards
The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

Federal Deposit Insurance
The Bank is a member of the DIF, which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain non interest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. The Bank has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program. See “Temporary Liquidity Guarantee Program” below.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On October 7, 2008, as a result of

Page -3-

decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by 7 basis points for the first quarter 2009 assessment period. Effective April 1, 2009, the rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates. Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. On February 27, 2009, the FDIC issued a second final rule, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. At the same time, the FDIC issued an interim rule to impose an emergency special assessment of 20 basis points on all banks, payable on September 30, 2009. There is a 30 day comment period before this interim rule becomes final. The Company anticipates that the emergency special assessment will cost approximately $1.4 million.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Programs
On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Bank has opted to participate in this component of the Temporary Liquidity Guarantee Program however, there is no guaranteed debt issued to date.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in non interest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in this component of the Temporary Liquidity Guarantee Program.

Capitalization
Under OCC regulations, all national banks are required to comply with minimum capital requirements. For an institution determined by the OCC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier I capital is the sum of common shareholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The OCC regulations require national banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the OCC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one-to-four family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.

National banks, such as the Bank, must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at

Page -4-

least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

The OCC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Safety and Soundness Standards
Each federal banking agency, including the OCC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Prompt Corrective Regulatory Action
Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The OCC may order national banks which have insufficient capital to take corrective actions. For example, a bank which is categorized as “undercapitalized” would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a bank would be required to guarantee that the bank complies with the restoration plan. A “significantly undercapitalized” bank would be subject to additional restrictions. National banks deemed by the OCC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

Dividends
Under federal law and applicable regulations, a national bank may generally declare a dividend, without approval from the OCC, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend.

Transactions with Affiliates and Insiders
Sections 23A and 23B of the Federal Reserve Act govern transactions between a national bank and its affiliates, which includes the Company. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B.

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OCC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by an association with an affiliate and any purchase of assets or services by an association from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not

Page -5-

participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectibility.

An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

Examinations and Assessments
The Bank is required to file periodic reports with and is subject to periodic examination by the OCC. Federal regulations generally require annual on-site examinations for all depository institutions and annual audits by independent public accountants for all insured institutions. The Bank is required to pay an annual assessment to the OCC to fund its supervision.

Community Reinvestment Act
Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, the Bank was rated “satisfactory” with respect to its CRA compliance.

USA PATRIOT Act
The USA PATRIOT Act of 2001 gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if the Bank engages in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. The Bank has established policies, procedures and systems designed to comply with these regulations.

Bridge Bancorp, Inc.
The Company, as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA applicable to bank holding companies. The Company is required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board.

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

The Company had nominal results of operations for 2008, 2007 and 2006 on a parent-only basis. During 2008, the Company received approval and began trading on the NASDAQ Global Select Market under the symbol “BDGE”. Equity incentive plan grants of stock options and stock awards are recorded directly to the holding company. The Company’s sources of funds are dependent on dividends from the Bank, its own earnings, additional capital raised and borrowings. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income. The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title insurance abstract subsidiary, and net gains on sales of securities and loans. The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance abstract subsidiary, and income tax expense, further affects the Bank’s net income.

The Company files certain reports with the Securities and Exchange Commission (“SEC”) under the federal securities laws. The Company’s operations are also subject to extensive regulation by other federal, state and local governmental authorities and it is subject

Page -6-

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

Geographic Location and Competition
The Bank’s market area is located on eastern Long Island and its customer base is mainly located in the towns of East Hampton, Southampton, Southold and Riverhead. In 2009, the Bank will expand its market areas to include branches in Shirley, New York located in the town of Brookhaven and in Deer Park, New York located within the town of Babylon. Competition in the banking and financial services industry is intense. The profitability of the Bank depends on the continued ability to successfully compete. The Bank competes with commercial banks, savings banks, insurance companies, and brokerage and investment banking firms. Many of our competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. In addition, competitors recently have been offering deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than the Bank has been willing to offer. Furthermore, the high cost of living on the twin forks of eastern Long Island creates staff recruitment and retention challenges.

The Company’s Future Depends on Successful Growth of its Subsidiary
The Company’s primary business activity for the foreseeable future will be to act as the holding company of the Bank. Therefore, the Company’s future profitability will depend on the success and growth of this subsidiary.

The Loss of Key Personnel Could Impair our Future Success
Our future success depends in part on the continued service of our executive officers, other key management, as well as our staff, and on our ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of services of one or more of our key personnel or our inability to timely recruit replacements for such personnel, or to otherwise attract, motivate, or retain qualified

Page -7-

personnel could have an adverse effect on our business, operating results, and financial condition. In February 2008, the Company’s Chief Retail Banking Officer (“CRBO”) resigned and in March 2008, the Company hired James Manseau as the Company’s CRBO.

In addition, Kevin M. O’Connor was appointed to the Board of Directors in October 2007 and became President and Chief Executive Officer effective January 1, 2008 succeeding Thomas J. Tobin. Mr. Tobin remains a member of the Board of Directors and assumed his new role as President Emeritus and Advisor to the Board effective January 1, 2008.

Highly Regulated Environment
The Bank and Company are subject to extensive regulation, supervision and examination by the OCC, FDIC, the Federal Reserve Board and the SEC. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the consumer. Recently regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. In order to comply with regulations, guidelines and examination procedures in this area as well as other areas of the Bank, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures, and systems we have in place are flawless and there is no assurance that in every instance we are in full compliance with these requirements. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

We May Be Adversely Affected By Current Economic and Market Conditions
The recent national and global economic downturn has resulted in unprecedented levels of financial market volatility which may depress the market value of financial institutions, limit access to capital or have a material adverse effect on the financial condition or results of operations of banking companies. In the past year, significant declines in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks has led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. Continued turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate the Company’s exposure to credit risk.

Increases to the Allowance for Credit Losses May Cause Our Earnings to Decrease
Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.

Bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and/or financial condition.

Increases in FDIC Insurance Premiums May Cause Our Earnings to Decrease
The Emergency Economic Stabilization Act (“EESA”) temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. In addition, we have enrolled in the Temporary Liquidity Guarantee Program for non interest bearing transaction deposit accounts. This, along with the full utilization or our assessment credit in early 2008 and the increase in FDIC insurance rates, will cause the premiums assessed by the FDIC to increase. These actions will significantly increase our non interest expense in 2009 and in future years as long as the increased premiums are in place.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, the Registrant does not own or lease any property. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932. The Bank’s internet address is www.bridgenb.com.

Page -8-

All of the Bank’s properties are located in Suffolk County, New York. The Bank’s Main Office in Bridgehampton is owned. The Bank also owns buildings that house its Montauk Branch located at 1 The Plaza, Montauk; its Southold Branch located at 54790 Main Road, Southold; its Westhampton Beach Office at 194 Mill Road, Westhampton Beach; and its Southampton Village Branch located at 150 Hampton Road, Southampton. The Bank currently leases out a portion of the Montauk building and the Westhampton Beach building. The Bank leases eight additional properties on eastern Long Island as branch locations at 32845 Main Road, Cutchogue; 26 Park Place, East Hampton; 218 Front Street, Greenport; 48 East Montauk Highway, Hampton Bays; Mattituck Plaza, Main Road, Mattituck; 2 Bay Street, Sag Harbor; 425 County Road 39A, Southampton and 6324 Route 25A, Wading River. Additionally, the Bank utilizes space for a branch in the retirement community, Peconic Landing at 1500 Brecknock Road, Greenport. In 2003, the Bank purchased property in the Village of East Hampton and construction of a new full service branch on that site is underway. In 2008, the Bank entered into two lease agreements for branches in Shirley and Deer Park, New York. The Bank has contractual rights to purchase real estate in the Town of Southold which will also be considered as a site for a future branch facility.

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

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held at The Bridgehampton National Bank, 2200 Montauk Highway, Bridgehampton, New York 11932 on December 12, 2008.

The approval of an amendment to the Company’s Certificate of Incorporation to authorize 2,000,000 shares of preferred stock, par value $0.01 per share was voted upon.

	Votes For	Votes Against	Abstentions	Non Votes

Approval of an amendment to the Company’s Certificate of Incorporation	3,846,376	728,999	45,373	1,526,124

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK INFORMATION

The Company’s common stock was traded on the NASDAQ® over the counter bulletin board market under the symbol, “BDGE” until June 2008 when it began trading on the NASDAQ Global Select Market. The following table details the quarterly high and low bid prices of the Company’s common stock and the dividends declared for such periods.

At December 31, 2008 the Company had approximately 596 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

          COMMON STOCK INFORMATION

	Stock Prices		Dividends Declared

	High	Low

By Quarter 2008

First	$24.00	$20.24	$0.23
Second	$22.75	$17.75	$0.23
Third	$22.50	$19.00	$0.23
Fourth	$21.75	$17.78	$0.23

	Stock Prices		Dividends Declared

	High	Low

By Quarter 2007

First	$24.75	$23.60	$0.23
Second	$24.60	$23.80	$0.23
Third	$24.75	$23.50	$0.23
Fourth	$25.05	$23.25	$0.23

Stockholders received cash dividends totaling $5.6 million in 2008 and in 2007. The ratio of dividends per share to net income per share was 64.55% in 2008 compared to 67.67% in 2007.

Page -9-

PERFORMANCE GRAPH

Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size $500 million to $1 billion, as reported by SNL Financial L.C. from December 31, 2003 through December 31, 2008. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

Total Return Performance
Index Value
140
130
120
110
100
90
80
70
60
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
Bridge Bancorp, Inc.
NASDAQ Composite
SNL Bank $500M-$1B

	Period Ending

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Bridge Bancorp, Inc.	100.00	134.32	112.11	113.00	118.81	94.70
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $500M-$1B	100.00	113.32	118.18	134.41	107.71	69.02

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased in Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs-2006 (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 2008	—	—	141,959	167,041
November 2008	—	—	141,959	167,041
December 2008	—	—	141,959	167,041

(1)	The Board of Directors approved a stock repurchase program on March 27, 2006.

-	The Board of Directors approved repurchase of shares up to 309,000 shares.
-	There is no expiration date for the stock repurchase plan.
-	There is no stock repurchase plan that has expired or that has been terminated during the period ended December 31, 2008.

Page -10-

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

December 31,	2008	2007	2006	2005	2004	(1)

Selected Financial Data:

Securities available for sale	$310,695	$187,384	$202,590	$182,801	$202,042
Securities, restricted	3,800	2,387	878	1,377	1,979
Securities held to maturity	43,444	5,836	9,444	10,012	21,213
Total loans	429,683	375,236	325,997	302,264	296,134
Total assets	839,059	607,424	573,644	533,444	547,200
Total deposits	659,085	508,909	504,412	468,025	469,311
Total stockholders’ equity	56,139	51,109	45,539	46,651	47,213

Year Ended December 31,

Selected Operating Data:

Total interest income	$39,620	$35,864	$32,030	$28,713	$26,923
Total interest expense	9,489	10,437	8,337	4,319	2,351

Net interest income	30,131	25,427	23,693	24,394	24,572
Provision for loan losses	2,000	600	85	300	300

Net interest income after provision for loan losses	28,131	24,827	23,608	24,094	24,272
Total non interest income	6,064	5,678	4,413	5,105	5,440
Total non interest expense	21,157	18,168	16,002	14,647	13,564

Income before income taxes	13,038	12,337	12,019	14,552	16,148
Income tax expense	4,288	4,043	3,851	4,929	5,771

Net income	$8,750	$8,294	$8,168	$9,623	$10,377

December 31,

Selected Financial Ratios and Other Data:

Return on average equity	16.29%	17.47%	17.68%	20.15%	22.82%
Return on average assets	1.24%	1.38%	1.49%	1.76%	1.89%
Average equity to average assets	7.62%	7.91%	8.41%	8.71%	8.30%
Dividend payout ratio	64.55%	67.67%	68.98%	58.88%	43.39%
Diluted earnings per share	$1.43	$1.36	$1.33	$1.53	$1.64
Basic earnings per share	$1.44	$1.37	$1.33	$1.54	$1.66
Cash dividends declared per common share	$0.92	$0.92	$0.92	$0.91	$0.72

          (1) Amounts have been restated for a three-for-two stock split, in the form of a stock dividend, effective July 9, 2004.

Page -11-

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: changes in economic conditions including an economic recession that could affect the value of real estate collateral and the ability for borrowers to repay their loans; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products and other financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, and in other reports filed by the Company with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

OVERVIEW

Who We Are and How We Generate Income
Bridge Bancorp, Inc., a New York corporation, is a single bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. In the event the Company subsequently expands its current operations, it will be dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title abstract subsidiary, and net gains on sales of securities and loans. The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation.

Year and Quarterly Highlights

•	Returns on average equity and average assets of 16.29% and 1.24% respectively for 2008;

•	Net income of $8.8 million or $1.43 per diluted share for 2008 as compared to net income of $8.3 million or $1.36 per diluted share for 2007;

•	Net income of $2.2 million or $0.36 per diluted share for the fourth quarter 2008 as compared with $2.0 million or $0.33 per diluted share for the same period one year ago;

•	Net interest margin of 4.70% for 2008, and 4.69% for 2007;

•	Total assets of $839.1 million at December 31, 2008, an increase of 38.1% over the same date last year;

•	Total loans of $429.7 million at December 31, 2008, an increase of 14.5% from December 31, 2007;

•	Continued sound credit quality;

Page -12-

•	Total investments of $357.9 million at December 31, 2008, an increase of 83.0% over December 31, 2007;

•	Total deposits of $659.1 million at December 31, 2008, an increase of $150.2 million or 29.5% over the same date last year;

•

The Company’s capital levels remain strong with a Tier 1 Capital to Average Assets ratio of 6.9%. The Company is positioned well for future growth. Stockholders’ equity totaled $56.1 million at December 31, 2008 as compared $51.1 million at December 31, 2007;

•	Declaration of cash dividends totaling $0.92 for 2008.

New Developments
Effective January 1, 2008, Kevin M. O’Connor succeeded Thomas J. Tobin and became President and Chief Executive Officer. Mr. Tobin remains a member of the Board of Directors and assumed a new role as President Emeritus and Advisor to the Board effective January 1, 2008 through March 2, 2010.

Significant Events
The economic events of the past twelve months have been unprecedented. The failure of several large financial institutions along with the conservatorship of Fannie Mae and Freddie Mac driven by the diminution in housing values and sub-prime mortgage lending has resulted in multiple actions by the United States government. On October 3, 2008, the Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”) which provides up to $700 billion and grants new authorities to the United States Treasury Department (“Treasury”), the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) for initiatives to restore stability and liquidity to U.S. markets. Many European nations have also taken actions to inject liquidity and capital into critical financial institutions in order to stabilize world markets.

On October 14, 2008, the Treasury, FRB and FDIC jointly announced a sweeping plan to invest in banks and thrifts to help restore confidence in the U.S. banking system. Some of the actions taken by these governmental agencies include: (i) temporarily increasing FDIC insurance coverage to $250,000 from $100,000 through December 31, 2009; (ii) reducing the targeted federal funds rate to 1.50% from 2.00% and the discount rate to 1.75% from 2.25%, respectively; (iii) temporarily guaranteeing Money Market mutual funds (iv) introducing a capital purchase program whereby the Treasury will purchase up to $250 billion in senior preferred shares from healthy qualifying financial institutions; and (v) introducing a Temporary Liquidity Guarantee Program (“TLGP”) whereby the FDIC will guarantee newly issued senior unsecured debt on or before June 30, 2009 and provide unlimited FDIC insurance coverage for non-interest bearing transaction accounts for thirty days without charge followed by an annualized 10 basis point assessment for the insurance coverage above $250,000 on such accounts effective until December 31, 2009. In November 2008, the Bank opted to participate in the TLGP. In December 2008, the Federal Reserve reduced the targeted federal fund rate to between 0 and 0.25% from 1.50% and the discount rate to 0.25% from 1.75%. On February 27, 2009, the FDIC issued a final rule, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. At the same time, the FDIC issued an interim rule to impose an emergency special assessment of 20 basis points on all banks, payable on September 30, 2009. There is a 30 day comment period before this interim rule becomes final. The Company anticipates that the emergency special assessment will cost approximately $1.4 million.

One of the provisions resulting from the EESA is the Treasury’s Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications were due by November 14, 2008 and were subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. In November 2008, the Company filed an application to participate in this program. In order to be eligible to participate in  this program, the Company also filed a proxy statement in November 2008 requesting shareholder approval to amend its certificate of incorporation and authorize the issuance of  preferred stock. On December 12, 2008, the shareholders approved the proposal. The Company’s application to participate in this program was approved by the Treasury Department on January 7, 2009. On January 27, 2009, management and the Board, after careful deliberation and thoughtful review of the relevant issues, determined it was not in our shareholders’ best interest to participate, and declined the Treasury investment.

Opportunities and Challenges
The economic and competitive landscape has changed dramatically over the past two years. Recognizing that our market areas are generally affluent, large money center banks increasingly meet their funding needs by aggressively pricing deposits in the Bank’s markets. Competition for deposits and loans is intense as various banks in the marketplace, large and small, promise excellent service

Page -13-

and often price their products aggressively. Deposit growth is essential to the Bank’s ability to increase earnings; therefore branch expansion and building share in our existing markets remain key strategic goals. Controlling funding costs yet protecting the deposit base along with focusing on profitable growth presents a unique set of challenges in this operating environment.

During the second half of 2007 and continuing throughout 2008, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. Despite these actions, many of our competitors, due to liquidity concerns, have not yet fully adjusted their deposit pricing. This contrasts with the impact on assets where yields on loans and securities have declined. The squeeze between declining asset yields and more slowly declining liability pricing could impact margins.

Growth and service strategies have the potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. During 2007, the Bank opened three new branches. In January 2007, the Bank opened a state-of-the-art branch facility in the Village of Southampton; in February 2007, the Bank opened a new full-service branch facility in Cutchogue; and in September 2007, the Bank opened its first full-service branch facility in the Town of Riverhead, located in Wading River. The opening of the branch facility in Westhampton Beach in December 2005, and the branch in Wading River in September 2007, move the Bank geographically westward and demonstrate the Bank’s commitment to traditional growth through branch expansion.

In April 2008, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) and expects that the opening of the new full service branch facility in the Village of East Hampton will be a fourth quarter 2009 event. In addition, in October 2008, the Bank received approval from the OCC to open a new branch in Shirley, New York and in November 2008, the Bank received OCC approval to open a branch in Deer Park, New York. The Bank anticipates opening these two locations during the first half of 2009.

The Bank routinely adds to its menu of products and services, continually meeting the needs of consumers and businesses. We believe positive outcomes in the future will result from the expansion of our geographic footprint, investments in infrastructure and technology, such as BridgeNEXUS, our remote deposit capture product as well as the introduction of lockbox processing in the fourth quarter of 2008, and continued focus on placing our customers first. In January 2009, the Bank launched Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer.

Corporate objectives for 2009 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting these objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market in 2008 and continues to diligently seek opportunities for growth and to strengthen the franchise. The causes of the current economic crisis are many and have occurred over a prolonged period and therefore cannot be expected to be resolved in days, weeks or months. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments.

CRITICAL ACCOUNTING POLICIES

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2008 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

The following is a description of our critical accounting policy and an explanation of the methods and assumptions underlying its application.

Page -14-

ALLOWANCE FOR LOAN LOSSES

Management considers the accounting policy on the allowance for loan losses to be the most critical and requires complex management judgment as discussed below. The judgments made regarding the allowance for loan losses can have a material effect on the results of operations of the Company.

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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of SFAS No. 114.” Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. These assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down as follows: first, loans with homogenous characteristics are pooled by loan type and include home equity loans, residential mortgages, land loans and consumer loans. Then all remaining loans are segregated into pools based upon the risk rating of each credit. Key factors in determining a credit’s risk rating include management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of company management. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Classification Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2008, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding our allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

Page -15-

NET INCOME

Net income for 2008 totaled $8.8 million or $1.43 per diluted share while net income for 2007 totaled $8.3 million or $1.36 per diluted share, as compared to net income of $8.2 million, or $1.33 per diluted share for the year ended December 31, 2006. Net income increased $456,000 or 5.5% compared to 2007 and net income for 2007 increased $126,000 or 1.5% as compared to 2006. Significant trends for 2008 include: (i) a $4.7 million or 18.5% increase in net interest income; (ii) a $1.4 million increase in the provision for loan losses; (iii) a $0.4 million or 6.8% increase in total non interest income; (iv) a $3.0 million or 16.5% increase in total non interest expenses and (v) a $245,000 or 6.1% increase in income tax expense.

NET INTEREST INCOME

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the years indicated and reflect the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include nonaccrual loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Page -16-

Year Ended December 31,	2008			2007			2006

(In thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

Interest earning assets:
Loans, net (including loan fee income)	$397,560	$28,040	7.05%	$347,029	$26,347	7.59%	$307,394	$23,345	7.59%
Mortgage-backed securities	170,592	8,404	4.93	120,314	5,764	4.73	112,463	4,989	4.38
Tax exempt securities (1)	58,065	2,930	5.05	53,599	2,823	5.19	57,948	3,060	5.21
Taxable securities	27,298	1,081	3.96	28,529	1,213	4.19	27,165	1,035	3.76
Federal funds sold	8,575	183	2.13	12,375	638	5.08	10,800	560	5.11
Deposits with banks	1,235	5	0.40	173	4	2.31	348	21	6.03

Total interest earning assets	663,325	40,643	6.13	562,019	36,789	6.52	516,118	33,010	6.37

Non interest earning assets:
Cash and due from banks	15,408			16,081			14,307
Other assets	26,206			22,242			18,963

Total assets	$704,939			$600,342			$549,388

Interest bearing liabilities:
Savings, NOW and money market deposits	$315,481	$5,681	1.80%	$287,450	$7,634	2.66%	$259,747	$6,322	2.43%
Certificates of deposit of $100,000 or more	66,578	2,125	3.19	35,965	1,452	4.04	24,293	888	3.66
Other time deposits	37,413	1,148	3.07	28,044	1,058	3.77	25,420	723	2.84
Federal funds purchased and repurchase agreements	24,595	478	1.94	6,035	288	4.71	7,871	404	5.06
Federal Home Loan Bank term advances	4,552	57	1.25	110	5	4.55	—	—	—

Total interest bearing liabilities	448,619	9,489	2.12	357,604	10,437	2.92	317,331	8,337	2.63

Non interest bearing liabilities:
Demand deposits	197,179			191,022			183,157
Other liabilities	5,428			4,229			2,699

Total liabilities	651,226			552,855			503,187
Stockholders’ equity	53,713			47,487			46,201

Total liabilities and stockholders’ equity	$704,939			$600,342			$549,388

Net interest income/interest rate spread (2)		31,154	4.01%		26,352	3.60%		24,673	3.74%

Net interest earning assets/net interest margin (3)	$214,706	4.70%		$204,415	4.69%		$198,787	4.78%

Ratio of interest earning assets to interest bearing liabilities	147.86%			157.16%			162.64%

Less: Tax equivalent adjustment		(1,023)			(925)			(980)

Net interest income		$30,131			$25,427			$23,693

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

Page -17-

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

Year Ended December 31, (In thousands)	2008 Over 2007 Changes Due To			2007 Over 2006 Changes Due To

	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:

Loans (including loan fee income)	$3,653	$(1,960)	$1,693	$2,995	$7	$3,002
Mortgage-backed securities	2,473	167	2,640	364	411	775
Tax exempt securities (1)	229	(122)	107	(228)	(9)	(237)
Taxable securities	(51)	(81)	(132)	52	126	178
Federal funds sold	(156)	(299)	(455)	81	(3)	78
Deposits with banks	7	(6)	1	(8)	(9)	(17)

Total interest earning assets	6,155	(2,301)	3,854	3,256	523	3,779

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	689	(2,642)	(1,953)	701	611	1,312
Certificates of deposit of $100,000 or more	1,028	(355)	673	464	100	564
Other time deposits	311	(221)	90	80	255	335
Federal funds purchased and repurchase agreements	446	(256)	190	(85)	(31)	(116)
Federal Home Loan Bank Advances	58	(6)	52	5	—	5

Total interest bearing liabilities	2,532	(3,480)	(948)	1,165	935	2,100

Net interest income	$3,623	$1,179	$4,802	$2,091	$(412)	$1,679

(1) The above table is presented on a tax equivalent basis.

The net interest margin stabilized in 2008 as the net interest margin was essentially flat at 4.70% for the year ended December 31, 2008 compared to 4.69% for 2007 and declined compared to 4.78% in 2006. The increase in 2008 compared to 2007 was primarily the result of the increase in interest earning assets and the decrease in the cost of the average total interest bearing liabilities being greater than the decrease in the yield on average total interest earning assets. The cost of interest bearing liabilities decreased approximately 80 basis points during 2008 compared to prior year, and the yield on average total interest earning assets decreased approximately 39 basis points.

Net interest income was $30.1 million in 2008 compared to $25.4 million in 2007 and $23.7 million in 2006. The increase in net interest income of $4.7 million or 18.5% as compared to 2007 primarily resulted from the effect of the increase in the volume of average total interest earning assets and the decrease in the cost of average total interest bearing liabilities being greater than the effect of the increase in volume of average total interest bearing liabilities and the decrease in yield on average total interest earning assets. The increase in net interest income of $1.7 million or 7.3% in 2007 as compared to 2006 primarily resulted from the effect of the increase in the volume of average total interest earning assets being greater than the effect of the increase in both volume and rate of average total interest bearing liabilities.

Average total interest earning assets grew by $101.3 million or 18.0% to $663.3 million in 2008 compared to $562.0 million in 2007. During this period, the yield on average total interest earning assets decreased to 6.13% from 6.52%. Average interest earning assets grew $45.9 million or 8.9% in 2007 from $516.1 million in 2006. During this period, the yield on average total interest earning assets increased to 6.52% from 6.37%.

Page -18-

For the year ended December 31, 2008, average loans grew by $50.6 million or 14.6% to $397.6 million as compared to $347.0 million in 2007 and increased $39.6 million or 12.9% in 2007 as compared to $307.4 million in 2006. Real estate mortgage loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the year ended December 31, 2008, average total investments increased by $53.6 million or 26.4% to $256.0 million as compared to $202.4 million in 2007 and increased $4.9 million or 2.5% in 2007 as compared to $197.5 million in 2006. To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2007 resulting in a net loss of $101,000 compared to a net loss of $289,000 in 2006. There were no sales of securities in 2008. Average federal funds sold decreased to $8.6 million or 30.7% in 2008 from $12.4 million in 2007 and increased $1.6 million or 14.6% in 2007 as compared to $10.8 million in 2006. The decrease in the average federal funds sold in 2008 was primarily due to growth in the average loans and investments.

Average total interest bearing liabilities totaled $448.6 million in 2008 compared to $357.6 million in 2007 and $317.3 million in 2006. The Bank continued to offer deposit promotions during the year in connection with increased competition in the market to reduce potential core deposits outflows. The cost of interest bearing liabilities decreased to 2.12% for 2008 as compared to a cost of 2.92% during 2007 and 2.63% in 2006. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive. Funding costs continued to decline in 2008 in response to the Federal Reserve lowering the targeted federal funds rate and discount rate and the prudent management of deposit pricing.

For the year ended December 31, 2008, average total deposits increased by $74.2 million or 13.7% to $616.7 million as compared to average total deposits for the year ended December 31, 2007. Components of this increase include an increase in average demand deposits for 2008 of $6.2 million or 3.2% to $197.2 million as compared to average demand deposits for 2007. The average balances in savings, NOW and money market accounts increased $28.0 million or 9.8% to $315.5 million for the year ended December 31, 2008 compared to the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits increased $40.0 million or 62.5% to $104.0 million for 2008 as compared to 2007. Average public fund deposits comprised 20.6% of total average deposits during 2008 and 21.7% of total average deposits during 2007. Average federal funds purchased and repurchase agreements together with average other borrowed money and average Federal Home Loan Bank term advances increased $23.0 million or 374.3% for the year ended December 31, 2008 as compared to average balances for the same period in the prior year.

Total interest income increased to $39.6 million from $35.9 million in 2007 and $32.0 million in 2006, an increase of 10.5% between 2008 and 2007 and a 12.0% increase between 2007 and 2006. The ratio of interest earning assets to interest bearing liabilities decreased to 147.86% in 2008 as compared to 157.16% in 2007 and 162.64% in 2006. Interest income on loans increased $1.7 million in 2008 over 2007 and increased $3.0 million in 2007 over 2006 primarily due to growth in the loan portfolio. The yield on average loans was 7.05% for 2008 and 7.59% for 2007 and 2006, respectively.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased to $11.4 million or 28.4% in 2008 from $8.9 million in 2007 and increased $0.8 million or 9.5% in 2007 from $8.1 million in 2006. Interest income on securities included net accretion of discounts of $55,000 in 2008 and $22,000 in 2007 compared to amortization of premiums on securities of $0.3 million in 2006 as the rate environment changed and prepayments substantially slowed on the mortgage-backed security portfolio. The tax adjusted average yield on total securities increased to 4.85% in 2008 from 4.84% in 2007 and 4.52% in 2006.

Interest expense decreased $0.9 million or 9.1% to $9.5 million in 2007 and increased $2.1 million or 25.2% to $10.4 million in 2007 from $8.3 million in 2006. The decrease in interest expense in 2008 resulted from the Federal Reserve lowering the targeted federal funds rate and discount rate and the prudent management of deposit pricing. The increases in interest expense in 2007 and 2006 resulted from growth in average deposit balances and the higher cost of average interest bearing liabilities. The cost of average interest bearing liabilities was 2.12% in 2008, 2.92% in 2007, and 2.63% in 2006.

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

The performance of the loan portfolio continued to be strong for the years ended December 31, 2008 and 2007. Nonaccrual loans increased $2.9 million to $3.1 million in 2008 from $0.2 million in 2007. In 2007, nonaccrual loans decreased $194,000 to $229,000

Page -19-

from 2006. Nonaccrual loans represented 0.71% and 0.06% of net loans at December 31, 2008 and 2007, respectively. The increase in non accrual loans in 2008, while significant, includes a single loan of approximately $2.5 million. At December 31, 2008, management determined that this loan was an impaired loan as defined by SFAS No. 114 “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15” (“SFAS 114”). For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. The collateral underlying this loan is a first lien on real estate with an updated appraised value of $8.4 million, and no material losses are anticipated. As of December 31, 2007, and December 31, 2006, there were no impaired loans as defined by SFAS No. 114.

Loans of approximately $9.8 million, $12.9 million, and $4.2 million at December 31, 2008, 2007, and 2006, respectively, were classified as potential problem loans which include nonaccrual loans. This represents 2.3%, 3.4% and 1.3% of total loans at December 31, 2008, 2007, and 2006, respectively. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. The increase of $8.7 million in potential problem loans at December 31, 2007, represents four commercial and three residential real estate mortgage loans which were currently performing under their original terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a material loss on these relationships is remote.

As of December 31, 2008, management determined that one commercial mortgage loan for $3.2 million to a local not for profit organization was considered to be a troubled debt restructuring, as defined by SFAS No. 114. The identified loan had an original principal balance of $4.0 million and during the third quarter of 2008 the Bank received principal payments of $660,000. During the fourth quarter of 2008, the terms of the loan were modified. This loan is current as of December 31, 2008 and performing in accordance with the modified terms. The loan is secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. After review of the estimated fair value of the underlying collateral less the costs to sell, management believed it would be able to collect all amounts due without a shortfall according to the modified terms of the loan agreement. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. There were no loans considered to be trouble debt restructurings at December 31, 2007. As of December 31, 2006, there was one loan considered to be a troubled debt restructuring, totaling $118,000. After review of the estimated fair value of the underlying collateral less the costs to sell, management believed it would be able to collect all amounts due without a shortfall according to the modified terms of the loan agreement. Subsequent to December 31, 2006, six consecutive payments were made on this loan in accordance with the modified loan terms. The Bank had no foreclosed real estate at December 31, 2008, 2007 and 2006, respectively.

Net charge-offs were $1,001,000 for the year ended December 31, 2008 compared to $158,000 for the year ended December 31, 2007. Net recoveries were $44,000 for the year ended December 31, 2006. The ratio of allowance for loan losses to nonaccrual loans was 129%, 1290% and 594%, at December 31, 2008, 2007, and 2006, respectively.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs or recoveries, a provision for loan losses of $2,000,000 was recorded in 2008 as compared to $600,000 in 2007 and $85,000 in 2006. The allowance for loan losses increased to $3,953,000 at December 31, 2008 as compared to $2,954,000 at December 31, 2007 and $2,512,000 at December 31, 2006. As a percentage of total loans, the allowance was 0.92%, 0.79% and 0.77% at December 31, 2008, 2007 and 2006, respectively. Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub-prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

Page -20-

The following table sets forth changes in the allowance for loan losses.

December 31,	2008	2007	2006	2005	2004

(Dollars in thousands)

Allowance for loan losses balance at beginning of period	$2,954	$2,512	$2,383	$2,188	$2,144

Charge-offs:
Commercial, financial and agricultural loans	534	203	33	153	302
Real estate construction loans	—	—	—	—	—
Real estate mortgage loans	480	—	—	7	3
Installment/consumer loans	56	23	50	129	65

Total	1,070	226	83	289	370

Recoveries:
Commercial, financial and agricultural loans	53	13	59	37	61
Real estate construction loans	—	—	—	100	—
Real estate mortgage loans	—	1	6	17	23
Installment/consumer loans	16	54	62	30	30

Total	69	68	127	184	114

Net (charge-offs) recoveries	(1,001)	(158)	44	(105)	(256)
Provision for loan losses charged to operations	2,000	600	85	300	300

Balance at end of period	$3,953	$2,954	$2,512	$2,383	$2,188

Ratio of net (charge-offs) recoveries during period to average loans outstanding	(0.25%)	(0.05%)	0.01%	(0.04%)	(0.09%)

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan type.

Year Ended December 31,		2008		2007		2006		2005		2004

(Dollars in thousands)	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans

Commercial, financial and agricultural loans	$617	14.8%	$420	13.4%	$303	11.2%	$273	10.5%	$315	11.6%
Real estate construction loans	266	3.8	253	4.0	121	4.5	183	5.9	148	6.2
Real estate mortgage loans	3,009	78.8	2,194	80.3	2,009	81.6	1,817	80.4	1,659	80.0
Installment/consumer loans	61	2.6	87	2.3	79	2.7	110	3.2	66	2.2

Total	$3,953	100.0%	$2,954	100.0%	$2,512	100.0%	$2,383	100.0%	$2,188	100.0%

Non Interest Income

Total non interest income increased by $0.4 million or 6.8% in 2008 to $6.1 million and increased $1.3 million or 28.7% to $5.7 million in 2007 as compared to $4.4 million in 2006. The increase in total non interest income in 2008 compared to 2007 was due to a $0.5 million increase in service charges on deposit accounts and an increase of $0.025 million on fees for other customer services, partially offset by a $0.2 million decrease in revenues from the title insurance abstract subsidiary, Bridge Abstract and a decline in other operating income. The increase in total non interest income during 2007 compared to 2006 was due to a $0.3 million increase in title fee income from Bridge Abstract, a $0.5 million increase in service charges on deposit accounts, and a $0.3 million increase in fees for other customer services partly offset by a decrease in other operating income of $0.03 million. Excluding net securities losses and gains, total non interest income increased $0.3 million or 4.9% in 2008 and increased $1.1 million or 22.9% for the year ended December 31, 2007.

No securities losses were recognized in 2008. Net securities losses of $101,000 and $289,000 were recognized in 2007 and 2006, respectively. The net losses on securities in 2007 and 2006 were due to repositioning of the available for sale investment portfolio.

Page -21-

Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $1.1 million and $1.3 million, and $1.0 million in 2008, 2007 and 2006, respectively. The decrease of $0.2 million or 16.4% in 2008 was due to a decrease in the number and average value of transactions processed by the subsidiary. The increase of $0.3 million or 28.5% in 2007 was due to an increase in the volume of transactions processed by the subsidiary.

Fees from other customer services increased $0.025 million or 1.44% to $1.8 million in 2008 as compared to $1.7 million in 2007. The increase was due primarily to additional sales volume in our merchant and debit card cash management services. Fees from other customer services increased $0.3 million or 21.9% in 2007 as compared to 2006. Service charges on deposit accounts for the year ended December 31, 2008 totaled $3.1 million, an increase of $0.5 million as compared to 2007. This increase was driven by growth in the number of deposit accounts subject to service charges and changes in our service fee structure. For the year ended December 31, 2007, service charges were $2.5 million, an increase of $0.5 million from 2006.

Other operating income for the year ended December 31, 2008 totaled $118,000, a decrease of $48,000 from $166,000 for the year ended December 31, 2007, and decreased $3,000 or 1.78% in 2007 from the prior year.

Non Interest Expense

Non interest expenses increased by $3.0 million or 16.5% in 2008 to $21.2 million from $18.2 million in 2007, and non interest expense increased $2.2 million or 13.5% in 2007 from $16.0 million in 2006. The primary components of these changes were an increase in salaries and employee benefits, net occupancy expense, furniture and fixture expense and other operating expenses. Salaries and benefits increased $2.0 million or 18.2% in 2008 as compared to 2007 and increased $1.6 million or 17.1% in 2007 as compared to 2006. The increases in salary and benefits reflect base salary increases, filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, increases in incentive based compensation and an increase in employee benefit costs, particularly medical insurance costs and pension expense.

Net occupancy expense increased $0.2 million or 7.8% to $1.9 million in 2008 from $1.7 million in 2007 and increased $0.3 million or 22.6% in 2007 from $1.4 million in 2006. Higher net occupancy expenses were due to increases in depreciation expense and rent expense related to the new branch offices in 2008 and in 2007 as well as annual rent increases in other branch locations. Furniture and fixture expense increased $17,000 or 2.0% to $850,000 in 2008 from $833,000 in 2007 and increased $91,000 or 12.3% in 2007 from $742,000 in 2006. The increase in furniture and fixture expense in 2007 relates primarily to the opening of three new branches. Other operating expenses increased $0.8 million or 20.3% to $4.8 million in 2008 from $4.0 million in 2007 and increased $0.2 million or 5.1% in 2007 from $3.8 million in 2006. The increase during 2008 included higher professional fees associated with the listing and trading of the Company’s common stock on the NASDAQ Global Select Market, the special shareholders meeting legal work and outsourced internal audits, as well as higher FDIC assessments related to growth in deposits and higher rates.

Income Tax Expense

Income tax expense for December 31, 2008, 2007, and 2006 was $4.3 million, $4.0 million and $3.9 million, respectively. The increase in 2008 was due to an increase in income before income taxes of $0.7 million to $13.0 million from $12.3 million in 2007 and a slightly higher effective tax rate. The increase in income tax expense in 2007 was due to an increase in income before income taxes and a higher effective tax rate resulting from a lower percentage of interest income from tax exempt securities in 2007 compared to 2006 partially offset by a reduction in the New York State tax rate. The effective tax rate was 32.9%, 32.8% and 32.0% for the years ended December 31, 2008, 2007, and 2006, respectively.

FINANCIAL CONDITION

The assets of the Company totaled $839.1 million at December 31, 2008, an increase of $231.6 million or 38.1% from the previous year-end. This increase was primarily driven by growth in total securities, net, of $162.3 million, total loans of $54.4 million or 14.5%, and an increase of $14.5 million or 101.3% in cash and cash equivalents.

This growth in assets was funded principally by growth in deposits fueled by increased sales initiatives and maturation of newer branches, and borrowings. The deposit growth occurred in all markets and included both new commercial and consumer relationships. Core retail and commercial deposits increased $102.6 million or 25% over the prior year to $520.8 million at December 31, 2008. Demand deposits increased $5.1 million or 2.9% to $181.2 million at December 31, 2008 compared to $176.1 million at December 31, 2007. Savings, NOW and money market deposits increased $91.8 million or 36.3% to $344.9 million at December 31, 2008 from $253.0 million at December 31, 2007. Certificates of deposit of $100,000 or more and other time deposits increased $53.2 million or 66.8%.

Market opportunities contributed to the fourth quarter strategy to utilize wholesale funding to increase securities holdings and manage seasonal deposit flows. This strategy enhanced earnings and assisted in managing the Bank’s liquidity. Federal funds purchased and Federal Home Loan Bank overnight borrowings increased $63.9 million to $70.9 million at December 31, 2008 compared to $7.0 million at December 31, 2007. Federal Home Loan Bank term advances increased $20.0 million or 200% to $30.0 million outstanding

Page -22-

at December 31, 2008 compared to $10.0 million at December 31, 2007. Repurchase agreements decreased $10.0 million to $15.0 million outstanding at December 31, 2008 compared to $25.0 million at December 31, 2007.

Other liabilities increased $2.5 million to $7.3 million at December 31, 2008 from $4.8 million at December 31, 2007 due primarily to an increase in deferred tax liabilities related to the increase in unrealized gains on securities as of December 31, 2008 compared to December 31, 2007.

Total stockholders’ equity was $56.1 million at December 31, 2008, an increase of $5.0 million or 9.8% from December 31, 2007 primarily due to net income of $8.8 million, an increase in net unrealized gains on securities of $3.2 million partially offset by the declaration of dividends totaling $5.7 million and a $1.6 million increase in the pension liability associated with SFAS 158. In December 2008, the Company declared a quarterly dividend of $0.23 per share. The Company continues its long term trend of uninterrupted dividends.

Loans

During 2008, the Company continued to experience growth trends in real estate lending. The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area on eastern Long Island. The markets in which the Company operates have experienced substantial growth in construction and land development activity over the past several years, which has been a factor in overall loan growth. The local economic conditions on eastern Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, while the Company has a significant amount of commercial real estate loans, the majority of which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

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

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Approximately 82.6% of the Bank’s loan portfolio at December 31, 2008 is secured by real estate and approximately 46.4% is comprised of commercial real estate loans. Home equity lines of credit comprise approximately 14.6%, construction mortgage loans comprise approximately 3.8%, residential mortgages comprise approximately 14.6%, and land loans comprise approximately 3.2%. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in the Bank’s geographic markets with loan to value ratios generally of 75% or less. The Bank’s residential mortgage portfolio includes approximately $4.8 million in interest only mortgages. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. Largest loan concentrations by industry are loans granted to lessors of commercial property both owner occupied and nonowner occupied. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on eastern Long Island that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio is comprised of commercial and consumer loans, which represent approximately 17.4% of the Bank’s loan portfolio. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral. Consumer loans also have risks associated with concentrations of loans in a single type of loan.

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

Page -23-

death of the borrower, and deficiency balance from the sale of collateral. These loans identified are presented for evaluation at the regular meeting of the Classification Committee. The recovery of charged-off balances is actively pursued until the potential for recovery has been exhausted, or until the expense of collection does not justify the recovery efforts.

Total loans grew $54.4 million or 14.5%, during 2008 and $49.2 million or 15.1% during 2007. Average net loans grew $50.5 million or 14.6% during 2008 over 2007 and $39.6 million or 12.9% during 2007 when compared to 2006. Real estate mortgage loans were the largest contributor of the growth for both 2008 and 2007 and increased $37.5 million or 12.4% and $35.4 million or 13.3%, respectively. Growth in real estate loans is primarily attributed to an increase in commercial and residential mortgages and increases in the home equity loan portfolio. Commercial, financial and agricultural loans increased $12.9 million or 25.6% in 2008 from 2007 and increased $14.0 million or 38.5% in 2007 from 2006. Real estate construction loans increased $1.3 million or 10.1% in 2008 and increased $100,000 or 0.7% in 2007. Installment/consumer loans increased $2.5 million or 29.6% and decreased $295,000 or 3.3% during 2007. Fixed rate loans represented 23.3%, 19.2% and 16.7% of total loans at December 31, 2008, 2007, and 2006, respectively.

The following table sets forth the major classifications of loans:

December 31,	2008	2007	2006	2005	2004

(In thousands)

Real estate mortgage loans	$338,694	$301,193	$265,824	$242,928	$236,812
Commercial, financial, and agricultural loans	63,468	50,531	36,498	31,644	34,342
Installment/consumer loans	11,081	8,553	8,848	9,827	6,685
Real estate construction loans	16,174	14,867	14,767	17,960	18,452

Total loans	429,417	375,144	325,937	302,359	296,291
Unamortized cost/(Unearned income)	266	92	60	(95)	(157)

	429,683	375,236	325,997	302,264	296,134
Allowance for loan losses	(3,953)	(2,954)	(2,512)	(2,383)	(2,188)

Net loans	$425,730	$372,282	$323,485	$299,881	$293,946

Selected Loan Maturity Information

The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2008:

	Within One Year	After One But Within Five Years	After Five Years	Total

(In thousands)

Commercial loans	$23,752	$21,471	$18,245	$63,468

Construction loans (1)	10,336	919	4,919	16,174

Total	$34,088	$22,390	$23,164	$79,642

Rate provisions:

Amounts with fixed interest rates	$8,484	$14,368	$5,248	$28,100

Amounts with variable interest rates	25,604	8,022	17,916	51,542

Total	$34,088	$22,390	$23,164	$79,642

(1)

Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Page -24-

Past Due, Nonaccrual and Restructured Loans

The following table sets forth selected information about past due, nonaccrual and restructured loans:

December 31,	2008	2007	2006	2005	2004

(In thousands)
Loans 90 days or more past due and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	3,068	229	305	658	1,695
Restructured loans	3,229	—	118	—	—
Other real estate owned, net	—	—	—	—	—

Total	$6,297	$229	$423	$658	$1,695

Year ended December 31,	2008	2007	2006	2005	2004

(In thousands)
Gross interest income that has not been paid or recorded during the year under original terms:
Nonaccrual loans	$127	$12	$9	$38	$16
Restructured loans	$12	—	$1	—	—

Gross interest income recorded during the year:
Nonaccrual loans	$189	$5	$12	$17	$12
Restructured loans	$238	—	$9	—	—

Commitments for additional funds	—	—	—	—	—

Securities

Total securities increased to $357.9 million at December 31, 2008 from $195.6 million at December 31, 2007. The available for sale portfolio increased 65.8% to $310.7 million from $187.4 million at December 31, 2007 and the securities held to maturity increased 644.4% to $43.4 million. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. U.S. government sponsored entity (“U.S. GSE”) securities increased to $30.1 million at December 31, 2008 from $19.1 million at December 31, 2007 and state and municipal obligations increased by $0.8 million, while mortgage-backed securities increased by $111.5 million. Mortgage-backed securities held to maturity increased to $193 million at December 31, 2008 from $0 at December 31, 2007. Fixed rate securities represented 84.7% of total securities at December 31, 2008 compared to 96.8% at December 31, 2007. Mortgage-backed securities represented approximately 74.7% of the available for sale balance at December 31, 2008 as compared to 64.3% at the prior year-end. A change in market rates was the primary reason for the net increase in unrealized gains in securities available for sale, which increased other comprehensive income.

Total securities include restricted securities which represent FHLB and FRB stock, of $3.8 million and $2.4 million at December 31, 2008 and 2007, respectively.

A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:

December 31,				2008				2007				2006

(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

U.S. GSE securities	$29,855	$306	$(27)	$30,134	$19,035	$139	$(38)	$19,136	$34,123	$—	$(346)	$33,777
State and municipal obligations	47,848	840	(100)	48,588	47,547	435	(179)	47,803	49,008	316	(481)	48,843
Mortgage-backed securities	227,325	4,731	(83)	231,973	120,450	1,060	(1,065)	120,445	122,009	364	(2,403)	119,970

Total available for sale	305,028	5,877	(210)	310,695	187,032	1,634	(1,282)	187,384	205,140	680	(3,230)	202,590

Held to maturity:
State and municipal obligation	24,153	68	(4)	24,217	5,836	8	—	5,844	9,444	—	(2)	9,442
Mortgage-Backed Securities	19,291	382	—	19,673	—	—	—	—	—	—	—	—

Total held to maturity	43,444	450	(4)	43,890	5,836	8	—	5,844	9,444	—	(2)	9,442

Total securities	$348,472	$6,327	$(214)	$354,585	$192,868	$1,642	$(1,282)	$193,228	$214,584	$680	$(3,232)	$212,032

Page -25-

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield (based on the estimated annual income divided by the average book value) at December 31, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

December 31, 2008 (Dollars in thousands)	Within One Year			After One But Within Five Years			After Five But Within Ten Years			After Ten Years			Total

	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount

Available for sale:

U.S. GSE securities	$12,844	$12,755	4.40%	$12,971	$12,754	3.54%	$4,319	$4,346	4.62%	$—	$—	—%	$30,134	$29,855
Mortgage-backed securities	—	—	—	10,411	10,378	3.88	34,493	33,793	4.32	187,069	183,154	5.32	231,973	227,325
State and municipal obligations	8,437	8,393	4.30	21,032	20,717	4.60	19,119	18,738	5.85	—	—	—	48,588	47,848

Total available for sale	21,281	21,148	4.36	44,414	43,849	4.12	57,931	56,877	4.85	187,069	183,154	5.32	310,695	305,028

Held to maturity:
Mortgage-backed securities	—	—	—	—	—	—	—	—	—	19,673	19,291	5.20	19,673	19,291
State and municipal obligations	24,217	24,153	3.95	—	—	—	—	—	—	—	—	—	24,217	24,153

Total held to maturity	24,217	24,153	3.95	—	—	—	—	—	—	19,673	19,291	5.20	43,890	43,444

Total securities	$45,498	$45,301	4.14%	$44,414	$43,849	4.12%	$57,931	$56,877	4.85%	$206,742	$202,445	5.31%	$354,585	$348,472

Deposits and Borrowings

Borrowings including Fed Funds purchased, repurchase agreements and FHLB term advances, increased $73.9 million to $115.9 million at December 31, 2008 from the prior year-end. The increase was consistent with a strategy to utilize wholesale funding to increase securities holdings and manage seasonal deposit flows. This strategy enhanced earnings and assisted in managing the Bank’s liquidity. Total deposits increased $150.2 million or 29.5% in 2008 as compared to 2007. The growth in deposits is attributable to an increase in core deposits of $102.6 million, driven by the opening of three new branches and the offering of promotional deposit products, as well as an increase of $47.6 million in public funds deposits. Demand deposits increased $5.1 million or 2.9%. Savings, NOW and money market deposits increased $91.8 million or 36.3% primarily related to public funds. Certificates of deposit of $100,000 or more grew $33.4 million or 74.6% from December 31, 2007 and other time deposits increased $19.8 million or 56.7% as compared to the prior year.

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2008.

	Less than $100,000	$100,000 or Greater	Total

(In thousands)

3 Months or less	$26,252	$44,144	$70,396
Over 3 through 6 months	8,048	10,647	18,695
Over 6 through 12 months	13,562	14,135	27,697
Over 12 months through 24 months	5,575	7,277	12,852
Over 24 months through 36 months	608	292	900
Over 36 months through 48 months	238	700	938
Over 48 months through 60 months	504	970	1,474
Over 60 months	60	—	60

Total	$54,847	$78,165	$133,012

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

The Company’s principal sources of liquidity included cash and cash equivalents of $4.3 million as of December 31, 2008, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2008, the Bank declared and paid $3.0 million in cash dividends to the Company. At December 31, 2008, the Bank had $5.8 million of retained net income available for dividends to the Company. Prior regulatory

Page -26-

approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

During 2008, the Bank grew its individual, partnership and corporate account balances (“core deposits”) as well as its level of public funds. During 2007, the Bank grew its individual, partnership and corporate account balances (“core deposits”) and reduced its level of public funds. However, during 2006 the Bank relied more heavily on funding from municipal accounts which are more rate sensitive and therefore volatile, as individual, partnership and corporate account balances declined. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2008, the Bank had aggregate lines of credit of $217.5 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $197.5 million is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December 31, 2008, the amount of overnight borrowings under these lines was $70.9 million. The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2008 with brokers and a $30.0 million advance that was collateralized by securities outstanding as of December 31, 2008 with the FHLB. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of December 31, 2008 and December 31, 2007, the Bank had issued $5.0 million and $7.2 million, respectively, of brokered certificates of deposit.

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

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, the Company enters into certain contractual obligations.

The following represents contractual obligations outstanding at December 31, 2008:

	Total Amounts Committed	Less than One Year	One to Three Years	Four to Five Years	Over Five Years

(In thousands)
Operating leases	$5,976	$849	$1,192	$916	$3,019
Purchase obligation	250	250	—	—	—
FHLB term advances and repurchase agreements	45,000	30,000	—	5,000	10,000
Time deposits	133,012	116,788	13,752	2,412	60

Total contractual obligations outstanding	$184,238	$147,887	$14,944	$8,328	$13,079

Page -27-

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2008, the Company had $27.8 million in outstanding loan commitments and $103.2 million in outstanding commitments for various lines of credit including unused overdraft lines. The Company also has $1.8 million of standby letters of credit as of December 31, 2008. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

CAPITAL RESOURCES

Stockholders’ equity increased to $56.1 million at December 31, 2008 from $51.1 million at December 31, 2007 as a result of undistributed net income; plus the change in net unrealized appreciation in securities available for sale, net of deferred taxes; the change in pension liability under SFAS 158, net of deferred taxes; and the issuance of shares of common stock pursuant to the equity incentive plan; less the declaration of dividends. The ratio of average stockholders’ equity to average total assets decreased to 7.62% at year end 2008 from 7.91% at year end 2007.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 13 to the Consolidated Financial Statements). Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required capital levels and which is sufficient to support Company growth. Additionally, the Company has the ability to issue additional common stock, preferred stock and/or trust preferred securities should the need arise.

The Company had returns on average equity of 16.29%, 17.47% and 17.68% and returns on average assets of 1.24%, 1.38% and 1.49%, for the years ended December 31, 2008, 2007, and 2006, respectively. The Company utilizes cash dividends and stock repurchases to manage capital levels. Cash dividends totaled $5.7 million in 2008 compared to dividends paid in 2007 of $5.6 million. The dividend payout ratios for 2008 and 2007 were 64.55% and 67.67%, respectively. The Company continues its trend of uninterrupted dividends.

On March 27, 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its then current outstanding shares, 309,000 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully. The Company did not repurchase any shares in 2008 or 2007. During 2006, 157,334 shares were repurchased at a total cost of approximately $4,039,000 or an average price per share of $25.67.

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

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1q) of the notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be the most significant market risk for the Company. Market risk is the risk of loss from adverse changes in market prices and rates. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates.

Page -28-

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

At December 31, 2008, $303,294,000 or 84.7% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at December 31, 2008:

Change in Interest Rates in Basis Points		2008 Potential Change in Net Interest Income

(Dollars in thousands)

	$ Change	% Change

200	$(2,617)	(7.27)%
100	$(1,250)	(3.47)%
Static	—	—
(100)	$249	0.69%

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

Page -29-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2008	December 31, 2007

ASSETS
Cash and due from banks	$24,744	$14,213
Interest earning deposits with banks	4,141	135

Total cash and cash equivalents	28,885	14,348

Securities available for sale, at fair value	310,695	187,384
Securities held to maturity (fair value of $43,890 and $5,844, respectively)	43,444	5,836

Total securities, net	354,139	193,220

Securities, restricted	3,800	2,387

Loans	429,683	375,236
Allowance for loan losses	(3,953)	(2,954)

Loans, net	425,730	372,282

Premises and equipment, net	18,377	18,469
Accrued interest receivable	3,626	2,707
Other assets	4,502	4,011

Total Assets	$839,059	$607,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$181,213	$176,130
Savings, NOW and money market deposits	344,860	253,012
Certificates of deposit of $100,000 or more	78,165	44,769
Other time deposits	54,847	34,998

Total deposits	659,085	508,909

Federal funds purchased and Federal Home Loan Bank overnight borrowings	70,900	7,000
Federal Home Loan Bank term advances	30,000	10,000
Repurchase agreements	15,000	25,000
Accrued interest payable	672	641
Other liabilities and accrued expenses	7,263	4,765

Total Liabilities	782,920	556,315

Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,184,080 and 6,111,802 shares outstanding, respectively	64	64
Surplus	20,452	21,671
Retained earnings	40,081	37,031
Less: Treasury Stock at cost, 202,226 and 276,274 shares, respectively	(6,309)	(7,889)

	54,288	50,877
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred taxes of ($2,250) and ($140), respectively	3,417	213
Change in pension (liabilities) assets, net of deferred taxes of $1,060 and ($7), respectively	(1,566)	19

Total Stockholders’ Equity	56,139	51,109

Total Liabilities and Stockholders’ Equity	$839,059	$607,424

See accompanying notes to Consolidated Financial Statements.

Page -30-

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

Year Ended December 31,	2008	2007	2006

Interest income:
Loans (including fee income)	$28,040	$26,347	$23,345
Mortgage-backed securities	8,404	5,764	4,989
State and municipal obligations	1,907	1,898	2,080
U.S. GSE securities	1,081	1,213	1,035
Federal funds sold	183	638	560
Deposits with banks	5	4	21

Total interest income	39,620	35,864	32,030

Interest expense:
Savings, NOW and money market deposits	5,681	7,634	6,322
Certificates of deposit of $100,000 or more	2,125	1,452	888
Other time deposits	1,148	1,058	723
Federal funds purchased and repurchase agreements	478	288	404
Federal Home Loan Bank Advances	57	5	—

Total interest expense	9,489	10,437	8,337

Net interest income	30,131	25,427	23,693
Provision for loan losses	2,000	600	85

Net interest income after provision for loan losses	28,131	24,827	23,608

Non interest income:
Service charges on deposit accounts	3,067	2,540	2,069
Fees for other customer services	1,759	1,734	1,422
Title fee income	1,120	1,339	1,042
Net securities (losses)	—	(101)	(289)
Other operating income	118	166	169

Total non interest income	6,064	5,678	4,413

Non interest expenses:
Salaries and employee benefits	12,710	10,755	9,187
Net occupancy expense	1,870	1,734	1,414
Furniture and fixture expense	850	833	742
Data/Item processing	481	423	445
Advertising	440	429	414
Other operating expenses	4,806	3,994	3,800

Total non interest expense	21,157	18,168	16,002

Income before income taxes	13,038	12,337	12,019
Income tax expense	4,288	4,043	3,851

Net income	$8,750	$8,294	$8,168

Basic earnings per share	$1.44	$1.37	$1.33

Diluted earnings per share	$1.43	$1.36	$1.33

Comprehensive Income	$10,369	$10,787	$9,019

See accompanying notes to Consolidated Financial Statements.

Page -31-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Common Stock	Surplus	Comprehensive Income	Retained Earnings	Treasury Stock	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2005	$64	$21,631		$31,813	$(4,285)	$(108)	$(2,464)	$46,651
Net income			8,168	8,168				8,168
Transfer due to adoption of SFAS 123 (R)		(108)				108		—
Stock awards granted		(189)			189			—
Stock awards forfeited		2			(2)			—
Exercise of stock options, including tax benefit		110			(39)			71
Shared based compensation expense		119						119
Treasury stock purchases					(4,039)			(4,039)
Cash dividend declared, $0.92 per share				(5,634)				(5,634)
Other comprehensive income, net of deferred taxes
Change in unrealized net losses in securities available for sale, net of reclassification and deferred tax effects			851				851	851
Adjustment to intially apply SFAS 158, net of deferred tax							(648)	(648)

Comprehensive Income			9,019

Balance at December 31, 2006	$64	$21,565		$34,347	$(8,176)	—	$(2,261)	$45,539

Net income			8,294	8,294				8,294
Stock awards granted		(271)			271			—
Stock awards forfeited		39			(39)			—
Exercise of stock options, including tax benefit		94			55			149
Shared based compensation expense		244						244
Cash dividend declared, $0.92 per share				(5,610)				(5,610)
Other comprehensive income, net of deferred taxes
Change in unrealized net gains in securities available for sale, net of reclassification and deferred tax effects			1,738				1,738	1,738
Adjustment to pension liability, net of deferred tax			755				755	755

Comprehensive Income			10,787

Balance at December 31, 2007	$64	$21,671		$37,031	$(7,889)	—	$232	$51,109

Net income			8,750	8,750				8,750
Stock awards granted		(1,848)			1,848			—
Stock awards forfeited		91			(91)			—
Vesting of stock awards		(34)			(40)			(74)
Exercise of stock options, including tax benefit		140			(137)			3
Shared based compensation expense		432						432
Cash dividend declared, $0.92 per share				(5,665)				(5,665)
Other comprehensive income, net of deferred taxes								—
Change in unrealized net gains in securities available for sale, net of reclassification and deferred tax effects			3,204				3,204	3,204
Adjustment to pension liability, net of deferred taxes			(1,585)	(35)			(1,585)	(1,620)

Comprehensive Income			10,369					—

Balance at December 31, 2008	$64	$20,452		$40,081	$(6,309)		$1,851	$56,139

See accompanying notes to Consolidated Financial Statements.

Page -32-

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

Year Ended December 31,	2008	2007	2006

Operating activities:
Net Income	$8,750	$8,294	$8,168
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	600	85
Depreciation and amortization	1,214	1,223	886
(Accretion) and amortization, net	(55)	(22)	272
Share based compensation expense	432	244	119
Tax expense from the vesting of stock awards	34	—	—
Tax benefit from exercise of stock options	(19)	(25)	(21)
SERP expense	166	214	268
Net securities losses	—	101	289
Increase in accrued interest receivable	(919)	(15)	(68)
Deferred income tax expense (benefit)	441	(257)	400
(Increase) decrease in other assets	(863)	(1,346)	1,975
(Decrease) increase in accrued and other liabilities	(1,468)	595	(835)

Net cash provided by operating activities	9,713	9,606	11,538

Investing activities:
Purchases of securities available for sale	(213,851)	(37,935)	(62,500)
Purchases of FHLB stock	(65,496)	(16,595)	(10,343)
Purchases of securities held to maturity	(46,571)	(5,836)	(9,444)
Sales of securities available for sale	—	8,484	19,537
Redemption of FHLB stock	64,083	15,086	10,842
Maturities of securities available for sale	69,496	28,978	5,675
Maturities of securities held to maturity	7,945	9,444	10,012
Principal payments on mortgage-backed securities	27,431	18,503	18,361
Net increase in loans	(55,448)	(49,397)	(23,689)
Purchases of premises and equipment	(1,122)	(1,687)	(3,251)

Net cash used in investing activities	(213,533)	(30,955)	(44,800)

Financing activities:
Net increase in deposits	150,176	4,497	36,387
Net increase (decrease) in federal funds purchased and FHLB overnight borrowings	63,900	(11,600)	4,100
Increase in FHLB term advances	20,000	10,000	—
Net (decrease) increase in repurchase agreements	(10,000)	25,000	—
Purchase of Treasury stock	—	—	(4,039)
Net proceeds from exercise of stock options issued pursuant to equity incentive plan	—	149	70
Repurchase of surrendered stock from exercise of stock options and vesting of stock awards	(71)	—	—
Cash dividends paid	(5,648)	(5,612)	(5,668)

Net cash provided by financing activities	218,372	22,434	30,850

Increase (decrease) in cash and cash equivalents	14,537	1,085	(2,412)
Cash and cash equivalents beginning of year	14,348	13,263	15,675

Cash and cash equivalents end of year	$28,885	$14,348	$13,263

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$9,457	$10,651	$7,810

Income taxes	$4,419	$4,598	$3,323

Noncash investing and financing activities:
Dividends declared and unpaid at year end	$1,423	$1,406	$1,394

See accompanying notes to Consolidated Financial Statements.

Page -33-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

c) Securities

Debt and equity securities are classified in one of the following categories: (i) “held to maturity” (management has a positive intent and ability to hold to maturity), which are reported at amortized cost, (ii) “available for sale” (all other debt and marketable equity securities), which are reported at fair value, with unrealized gains and losses reported net of tax, as accumulated other comprehensive income, a separate component of stockholders’ equity, and (iii) “restricted” which represents FHLB and FRB stock which are reported at cost.

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

d) Loans and Loan Interest Income Recognition

Loans are stated at the principal amount outstanding, net deferred origination costs and fees. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. Loans that are 90 days past due are automatically placed on nonaccrual and previously accrued interest is reversed and charged against interest income. However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectible based upon individual loan evaluation assessing such factors as collateral and collectibility, accrued interest will be recognized as earned. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the

Page -34-

scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. The impairment of a loan is measured at the value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent. Generally, the Bank measures impairment of such loans by reference to the fair value of the collateral less costs to sell. Loans that experience minor payment delays and payment shortfall generally are not classified as impaired.

e) Allowance for Loan Losses

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to loan growth, detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2008, management believes the allowance for loan losses is adequate.

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

g) Other Real Estate Owned

Other real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure and is recorded at the lower of the net loan balance at the foreclosure date plus acquisition costs or fair value, less estimated costs to sell. Subsequent valuation adjustments are made if fair value less estimated costs to sell the property falls below the carrying amount. At December 31, 2008 and 2007, the Company carried no other real estate owned.

h) Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as unused lines of credit, commitments to make loans and commercial letters of credit, issued to meet customer-financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded on the balance sheet when they are funded.

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

Page -35-

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2008 or 2007.

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

l) Dividends

Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. Due to regulatory restrictions, dividends from the Bank to the Company at December 31, 2008, were limited to $8.8 million which represents the Bank’s 2008 retained net income and net retained earnings from the previous two years, of which $3.0 million was declared from the Bank to the Company during 2008. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years.

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

Page -36-

Note 12. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

q) New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This statement does not require any new fair value measurements. It is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS 157, with respect to its current practice of measuring fair value and disclosure in its financial statements, however the impact of adoption of this standard is not anticipated to be material.

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

On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a significant impact on the Company’s financial statements.

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

r) Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the FHLB system. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

s) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Page -37-

2. SECURITIES

A summary of the amortized cost, gross unrealized gains and losses and estimated fair value of securities is as follows:

December 31,	2008				2007

(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

U.S. GSE securities	$29,855	$306	$(27)	$30,134	$19,035	$139	$(38)	$19,136
State and municipal obligations	47,848	840	(100)	48,588	47,547	435	(179)	47,803
Mortgage-backed securities	227,325	4,731	(83)	231,973	120,450	1,060	(1,065)	120,445

Total available for sale	305,028	5,877	(210)	310,695	187,032	1,634	(1,282)	187,384

Held to maturity:
State and municipal obligation	24,153	68	(4)	24,217	5,836	8	—	5,844
Mortgage-Backed Securities	19,291	382	—	19,673	—	—	—	—

Total held to maturity	43,444	450	(4)	43,890	5,836	8	—	5,844

Total securities	$348,472	$6,327	$(214)	$354,585	$192,868	$1,642	$(1,282)	$193,228

Securities with unrealized losses at year-end 2008 and 2007, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31,			2008				2007

(In thousands)
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months

	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. GSE securities	$4,319	$27	$—	$—	$—	$—	$12,328	$38
State and municipal obligations	6,156	55	701	49	3,284	49	14,918	130
Mortgage-backed securities	17,224	64	1,529	19	—	—	49,468	1,065

Total temporarily impaired securities	$27,699	$146	$2,230	$68	$3,284	$49	$76,714	$1,233

Unrealized losses on securities have not been recognized into income, as the losses on these securities would be expected to dissipate as they approach their maturity dates. The Company evaluates securities for other-than-temporary impairment periodically and with increased frequency when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its entities, whether downgrades by bond rating agencies have occurred, and the issuer’s financial condition.

The following table sets forth the fair value, amortized cost and maturities of the securities at December 31, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2008
(Dollars in thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total

	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount

Available for sale:

U.S. GSE securities	$12,844	$12,755	$12,971	$12,754	$4,319	$4,346	$—	$—	$30,134	$29,855
Mortgage-backed securities	—	—	10,411	10,378	34,493	33,793	187,069	183,154	$231,973	$227,325
State and municipal obligations	8,437	8,393	21,032	20,717	19,119	18,738	—	—	$48,588	$47,848

Total available for sale	21,281	21,148	44,414	43,849	57,931	56,877	187,069	183,154	310,695	305,028

Held to maturity:
Mortgage-backed securities	—	—	—	—	—	—	19,673	19,291	$19,673	$19,291
State and municipal obligations	24,217	24,153	—	—	—	—	—	—	$24,217	$24,153

Total held to maturity	24,217	24,153	—	—	—	—	19,673	19,291	43,890	43,444

Total securities	$45,498	$45,301	$44,414	$43,849	$57,931	$56,877	$206,742	$202,445	$354,585	$348,472

There were no sales of available for sale securities during 2008. There were $8.5 million and $19.5 million of proceeds on sales of

Page -38-

available for sale securities in 2007, and 2006, respectively. Gross gains of approximately $13,000 were realized on sales of available for sale securities during 2006. Gross losses of approximately $101,000, and $302,000 were realized on sales of available for sale securities during 2007 and 2006, respectively. There were no sales of held to maturity securities during 2008, 2007, and 2006.

Securities having a fair value of approximately $276.0 million and $145.7 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Company did not hold any trading securities during the years ended December 31, 2008 and 2007.

There were no investment holdings of any one issuer that exceeded 10% of stockholders’ equity at December 31, 2008 and 2007, other than U.S. Government and its Entities.

3. LOANS

The following table sets forth the major classifications of loans:

December 31,	2008	2007

(In thousands)

Commercial real estate mortgage loans	$199,156	$175,876
Residential real estate mortgage loans	139,342	125,317
Commercial, financial, and agricultural loans	63,468	50,531
Installment/consumer loans	11,081	8,553
Real estate-construction loans	16,370	14,867

Total loans	429,417	375,144
Net deferred loan cost and fees	266	92

	429,683	375,236
Allowance for loan losses	(3,953)	(2,954)

Net loans	$425,730	$372,282

Lending Risk

The principal business of the Bank is lending, primarily in commercial real estate loans, residential mortgage loans, construction loans, home equity loans, commercial and industrial loans, construction loans, land loans and consumer loans. The Bank considers its primary lending area to be eastern Long Island in Suffolk County, New York, and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

Allowance for Loan Losses

The following table sets forth changes in the allowance for loan losses:

December 31,	2008	2007	2006

(In thousands)

Allowance for loan losses balance at beginning of period	$2,954	$2,512	$2,383
Charge-offs	(1,070)	(226)	(83)
Recoveries	69	68	127

Net (charge-offs) recoveries	(1,001)	(158)	44

Provision for loan losses charged to operations	2,000	600	85

Balance at end of period	$3,953	$2,954	$2,512

Past Due, Nonaccrual and Restructured Loans

Nonaccrual loans at December 31, 2008 and 2007 were $3.1 million and $0.2 million, respectively. There were no loans 90 days or more past due that were still accruing interest at December 31, 2008 and 2007.

Page -39-

As of December 31, 2008, management determined that one commercial mortgage loan for $2.5 million was an impaired loan as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15” (“SFAS 114”). For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Recognition of interest income on impaired loans is discontinued when reasonable doubt exists as to the ultimate collectibility of the interest and principal of the loan. The loan was determined to be impaired on December 28, 2008 therefore the average recorded investment in the impaired loan during the twelve months ended December 31, 2008 was immaterial to the financial statements. The collateral underlying this loan is a first lien on real estate with an updated appraised value of $8.4 million; therefore management believes that the ultimate collection of principal and interest is reasonably assured. Since management believes in the ultimate collection of the loan there is not a specific allocation of the allowance for loan loss attributable to this loan. Currently the loan is nonaccrual and is not accruing interest. As of December 31, 2007 and 2006, the Bank did not have any impaired loans as defined in SFAS No. 114.

As of December 31, 2008, management determined that one commercial mortgage loan for $3.2 million to a local not for profit organization was a troubled debt restructuring as defined by SFAS No. 114. The related allowance for loan loss associated with the loan as of December 31, 2008 was $65,000. The average recorded investment in the troubled debt restructured loan during the twelve months ended December 31, 2008 was $0.8 million. The loan was determined to be impaired during the third quarter of 2008 and since that determination $52,000 of interest income has been recognized. The troubled debt restructured loan is current as of December 31, 2008 and is secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. There were no restructured loans at December 31, 2007.

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2008 and 2007.

The following table sets forth selected information about related party loans at December 31, 2008:

Balance Outstanding

(In thousands)
Balance at December 31, 2007	$1,349
New loans	2,196
Effective change in related parties	(79)
Advances	170
Repayments	(369)

Balance at December 31, 2008	$3,267

4. PREMISES AND EQUIPMENT

Premises and equipment consist of:

December 31,	2008	2007

(In thousands)

Land	$6,142	$6,142
Construction in progress	769	98
Building and improvements	11,515	11,605
Furniture and fixtures	8,372	8,012
Leasehold improvements	2,410	2,241

	$29,208	$28,098

Less: accumulated depreciation and amortization	(10,831)	(9,629)

	$18,377	$18,469

Page -40-

5. DEPOSITS

Time Deposits

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2008:

	Less than $100,000	$100,000 or Greater	Total

(In thousands)

2009	$47,862	$68,926	$116,788
2010	5,575	7,277	12,852
2011	608	292	900
2012	238	700	938
2013	504	970	1,474
2014	60	—	60

Total	$54,847	$78,165	$133,012

Deposits from principal officers, directors and their affiliates at December 31, 2008 and 2007 were approximately $8.7 million and $3.7 million, respectively. Public fund deposits at December 31, 2008 and 2007 were $138.2 million and $90.6 million, respectively.

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2008 and 2007, securities sold under agreements to repurchase totaled $15.0 million and $25.0 million, respectively, and were secured by mortgage-backed securities with a carrying amount of $23.4 million and $30.2 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $5.0 million maturing during the first quarter of 2013 and $10 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2008	2007	2006

(In thousands)
Average daily balance during the year	$13,183	$753	—
Average interest rate during the year	2.39%	4.50%	—
Maximum month-end balance during the year	$15,000	$25,000	—
Weighted average interest rate at year-end	2.39%	4.50%	—

7. FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2008, there was one term advance from the Federal Home Loan Bank for $30.0 million with a fixed interest rate of 0.49% maturing in January 2009. The term advance is payable at its maturity date and is subject to a prepayment penalty. The term advance was collateralized by $35.3 million of mortgage-backed securities as of December 31, 2008. In addition to the term advance, there was $34.9 million of overnight borrowing from the Federal Home Loan Bank outstanding as of December 31, 2008. The overnight borrowings were collateralized by $15.8 million of securities and a blanket lien on residential mortgages as of December 31, 2008. As of December 31, 2007, there was one advance from the Federal Home Loan Bank for $10.0 million with a fixed interest rate of 4.3% maturing in January 2008. The advance was payable at its maturity date and was subject to a prepayment penalty. The advance was collateralized by $15.0 million of agency securities as of December 31, 2007. There were no overnight borrowings from the Federal Home Loan Bank outstanding as of December 31, 2007.

Page -41-

8. INCOME TAXES

The components of income tax expense are as follows:

Year Ended December 31,	2008	2007	2006

(In thousands)
Current:
Federal	$3,263	$3,609	$2,967
State	584	691	484

	3,847	4,300	3,451

Deferred:
Federal	399	(194)	310
State	42	(63)	90

	441	(257)	400

Income tax expense	$4,288	$4,043	$3,851

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Year Ended December 31		2008		2007		2006

(Dollars in thousands)	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings

Federal income tax expense computed by applying the statuory rate to income before income taxes	$4,442	34%	$4,195	34%	$4,087	34%
Tax exempt interest	(699)	(5)	(644)	(5)	(706)	(6)
State taxes, net of Federal income tax benefit	413	3	415	3	379	3
Other	132	1	77	1	91	1

Income tax expense	$4,288	33%	$4,043	33%	$3,851	32%

Deferred tax assets and liabilities are comprised of the following:

December 31,	2008	2007

(In thousands)

Deferred tax assets:
Allowance for loan losses	$1,726	$1,300

Total	1,726	1,300

Deferred tax liabilities:
Pension and SERP expense	(853)	(435)
Other	(507)	(94)
Depreciation	(263)	(227)

Total	(1,623)	(756)

Total before other comprehensive Income	103	544

SFAS 115 deferred tax liability	(2,250)	(140)
SFAS 158 deferred tax asset (liability)	1,060	(7)

Net deferred tax (liability) asset	$(1,087)	$397

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2004. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Page -42-

9. EMPLOYEE BENEFITS

a) Pension Plan and Supplemental Executive Retirement Plan

The Bank maintains a noncontributory pension plan through the New York State Bankers Association Retirement System covering all eligible employees. Beginning in 2008, the Bank uses a December 31st measurement date for this plan in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. Prior to 2008, the Bank used a September 30th measurement date. In order to properly reflect the change in measurement dates the Bank recorded a net transition adjustment of $35,000.

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

Information about changes in obligations and plan assets of the defined benefit pension plan and the defined benefit plan component of the SERP are as follows:

	Pension Benefits		SERP Benefits

At December 31,	2008	2007	2008	2007

(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$4,716	$4,943	$1,054	$1,119
Service cost	553	451	71	61
Interest cost	348	280	48	53
Benefits paid and expected expenses	(270)	(205)	—	(17)
Assumption changes and other	10	(753)	308	(162)

Benefit obligation at end of year	$5,357	$4,716	$1,481	$1,054

Change in plan assets, at fair value
Plan assets at beginning of year	$6,574	$5,005	—	—
Actual return on plan assets	(1,736)	785	—	—
Employer contribution	2,000	990	—	17
Benefits paid and actual expenses	(266)	(206)	—	(17)

Plan assets at end of year	$6,572	$6,574	—	—

Funded status (plan assets less benefit obligations)	$1,215	$1,858	$(1,481)	$(1,054)

Amounts recognized in accumulated other comprehensive income at December 31, consist of:

	Pension Benefits		SERP Benefits

At December 31,	2008	2007	2008	2007

(In thousands)
Net actuarial loss/(gain)	$1,930	$(431)	$312	$4
Prior service cost	108	120	—	—
Transition obligation	—	—	252	280

Net amount recognized	$2,038	$(311)	$564	$284

The accumulated benefit obligation was $4.6 million and $1.2 million for the pension plan and the SERP, respectively, as of December 31, 2008. As of December 31, 2007, the accumulated benefit obligation was $3.8 million and $1.0 milliom for the pension plan and the SERP, respectively.

Page -43-

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits				SERP Benefits

At December 31,	2008	Transition 2007	2007	2006	2008	2007	2006

(In thousands)
Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income
Service cost	$442	$111	$451	$424	$71	$61	$65
Interest cost	279	70	280	252	47	52	55
Expected return on plan assets	(495)	(124)	(395)	(327)	—	—	—
Amortization of net loss	—	—	14	40	—	—	—
Amortization of unrecognized prior service cost	9	2	9	9	—	—	—
Amortization of unrecognized transition (asset) obligation	—	—	—	(3)	28	28	28

Net periodic benefit cost	$235	$59	$359	$395	$146	$141	$148

Net loss (gain)	$2,361		$(1,141)	—	$308	$4	—
Prior service cost	—		—	—	—	—	—
Transition obligation	—		—	—	—	(64)	—
Amortization of net gain	—		(14)	—	—	—	—
Amortization of prior service cost	(11)		(9)	—	—	—	—
Amortization of transition obligation	—		—	—	(28)	(28)	—

	2,350		(1,164)	—	280	(88)	—
Deferred taxes	(933)	(24)	462	—	(111)	35	—

Total recognized in other comprehensive income	1,417		(702)	—	169	(53)	—

Total recognized in net periodic benefit cost and other comprehensive income	$1,711	$35	$(343)	$395	$315	$88	$148

The estimated net loss, transition obligation and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $88,000, $0 and $9,000, respectively. The estimated net gain and unrecognized net transition obligation for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $13,000 and $28,000, respectively.

The Company’s pension plan weighted-average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

Plan Assets at December 31,	2008	2007

Asset Category:
Equity securities	50%	54%
Debt securities	43%	40%
Other	7%	6%

Total	100%	100%

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

Page -44-

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

The Fixed Income managed by Firm II is a Core Bond Fixed Income Fund. The portfolio investments are limited to U.S. Dollar denominated, fixed income securities and selective derivatives designed to have similar attributes of such fixed income securities. The term “fixed income security” is defined to include instruments with fixed, floating, variable, adjustable, auction-rate, zero, or other coupon features.

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

	Pension Benefits			SERP Benefits

At December 31,	2008	2007	2006	2008	2007	2006

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	6.00%	6.00%	5.75%	4.00%	4.52%	4.69%
Rate of compensation increase	3.50	4.00	4.50	5.00	5.00	5.00
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.00%	5.75%	5.50%	4.52%	4.69%	4.73%
Rate of compensation increase	4.00	4.50	4.50	5.00	5.00	4.00
Expected long-term rate of return	7.75	8.00	8.00	—	—	—

Contributions

The Company expects to contribute $400,000 to the pension plan and approximately $290,000 to the SERP plan in 2009.

Estimated Future Payments

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

Year	Pension and SERP Payments

(In thousands)
2009	$ 141
2010	1,739
2011	198
2012	212
2013	219
Following 5 years	1,239

Page -45-

b) 401(k) Plan

A savings plan is maintained under Section 401(k) of the Internal Revenue Code and covers substantially all current employees. Newly hired employees can elect to participate in the savings plan after completing six months of service. Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives. The savings plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2008, 2007 and 2006 the Bank made cash contributions of $189,000, $140,000, and $128,000, respectively.

c) Equity Incentive Plan

During 2006, the Bridge Bancorp, Inc. Equity Incentive Plan (the “Plan”) was approved by the shareholders to provide for the grant of options to purchase shares of common stock of the Company and for the award of shares of common stock. The plan supersedes the Bridge Bancorp, Inc. Equity Incentive Plan that was approved in 1996 and amended in 2001. Of the total 620,000 shares of common stock approved for issuance under the Plan, 477,787 shares remain available for issuance at December 31, 2008.

The Compensation Committee of the Board of Directors determines options awarded under the Plan. The Company accounts for this Plan under SFAS 123(R).

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

For the Year Ended	2008	2007	2006

Risk free interest rate	—	—	4.70%
Expected dividend yield	—	—	3.67
Expected volatility	—	—	20.2
Expected life (in years)	—	—	6.0

A summary of the status of the Company’s stock options as of December 31, 2008 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, December 31, 2007	100,415	$21.72

Granted	—	—
Exercised	(13,683)	$14.67
Forfeited	(5,527)	$25.27
Expired	—	—

Outstanding, December 31, 2008	81,205	$22.67	6.28 years	$83,790
Vested or expected to vest	77,394	$22.54	6.20 years	$83,790
Exercisable, December 31, 2008	60,648	$21.76	5.89 years	$83,790

Range of Exercise Prices	Number of Shares	Price

	8,400	$12.53
	11,100	$15.47
	8,659	$24.00
	47,643	$25.25
	5,403	$26.55-30.60

The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2008 is the same because the options that are unvested have no intrinsic value.

Page -46-

A summary of activity related to the stock options follows:

December 31,	2008	2007	2006

(In thousands, except for per share data)

Intrinsic value of options exercised	$75	$130	$180
Cash received from options exercised	—	124	49
Tax benefit realized from option exercises	19	25	21
Weighted average fair value of options granted	—	—	$4.45

During the year ended December 31, 2006 the Company granted 63,983 options to purchase shares of common stock of the Company. These options vest ratably over five years beginning December 31, 2006 and have a 10 year contractual term. The Company did not grant any stock options in 2008 and 2007. Compensation expense attributable to these options was $ 39,000, $44,000 and $68,000 for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008, 2007 and 2006, there were $133,000, $173,000 and $217,000, respectively, of total unrecognized compensation costs related to nonvested stock options granted under the Plan.

A summary of the status of the Company’s shares of unvested restricted stock as of December 31, 2008 follows:

	Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2007	36,673	$24.82
Granted	78,970	$20.86
Vested	(12,673)	$25.41
Forfeited	(7,400)	$24.13

Unvested, September 30, 2008	95,570	$21.55

The Company’s Equity Incentive Plan also provides for issuance of restricted stock awards. During the year ended December 31, 2008, the Company granted restricted stock awards of 78,970 shares. These awards vest over five years with a third vesting after three years, four years and five years. During the year ended December 31, 2007, the Company granted restricted stock awards of 22,000 shares. These awards vest over five years with a third vesting after three years, four years and five years. During the year ended December 31, 2006, the Company granted restricted stock awards of 15,987 shares. These awards cliff vested as of December 31, 2008. Such shares are subject to restrictions based on continued service as employees of the Company or employees of subsidiaries of the Company. Compensation expense attributable to these awards was approximately $393,000, $200,000 and $51,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $286,000, $50,000 and $85,000, respectively. As of December 31, 2008, 2007, and 2006 there was $1,924,000, $733,000 and $411,000, respectively, of total unrecognized compensation costs related to nonvested restricted stock awards granted under the Plan.

10. EARNINGS PER SHARE

The following is a reconciliation of earnings per share for December 31, 2008, 2007 and 2006:

For the Year Ended December 31,	2008	2007	2006

(In thousands, except per share data)

Net Income	$8,750	$8,294	$8,168

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,076	6,072	6,139
Weighted Average Common Equivalent Shares Outstanding	23	20	20

Weighted Average Common and Equivalent Shares Outstanding	6,099	6,092	6,159

Basic Earnings per Share	$1.44	$1.37	$1.33
Diluted Earnings per Share	$1.43	$1.36	$1.33

Page -47-

There are 61,705 options outstanding at December 31, 2008 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There are 95,570 shares of unvested restricted stock at December 31, 2008 with a grant price higher than the average market price of the common stock.

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

a) Leases

The Company is obligated to make minimum annual rental payments under non-cancelable operating leases for its premises. Projected minimum rentals under existing leases are as follows:

December 31, 2008

(In thousands)
	2009	$849
	2010	691
	2011	501
	2012	478
	2013	438
	Thereafter	3,019

	Total minimum rentals	$5,976

Certain leases contain renewal options and rent escalation clauses. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Rental expenses under these leases for the years ended December 31, 2008, 2007 and 2006 approximated $659,000, $584,000, and $516,000, respectively.

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

December 31,	2008	2007

(In thousands)
Standby letters of credit	$1,781	$3,016
Loan commitments outstanding (1)	27,752	23,452
Unused lines of credit	103,237	106,207

Total commitments outstanding	$132,770	$132,675

(1) Of the $27.8 million of loan commitments outstanding at December 31, 2008, $3.6 million are fixed rate commitments and $24.2 million are variable rate commitments

c) Other

During 2008, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. The required cash balance at December 31, 2008 was $3.9 million.

During 2008, 2007 and 2006, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2008, the Bank had aggregate lines of credit of $217.5 million with unaffiliated

Page -48-

correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $197.5 million is available on an unsecured basis. As of December 31, 2008, the Bank had $70.9 million in such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2008, there was $79.2 million available for transactions under this agreement.

The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2008 and a $30.0 million advance that was collateralized by securities outstanding as of December 31, 2008 (See Notes 6 and 7).

12. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(In thousands)

	Fair Value Measurements Using

	December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$310,695		$310,695

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

Page -49-

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

Securities Available for Sale and Held to Maturity: The estimated fair values are based on independent dealer quotations on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Restricted Stock: It is not practicable to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

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

Borrowed Funds and Brokered Deposits: The estimated fair value of borrowed funds and wholesale certificates of deposit are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for funding maturities.

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2008 and 2007.

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

December 31,	2008		2007

(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$24,744	$24,744	$14,213	$14,213
Interest bearing deposits with banks	4,141	4,141	135	135
Securities available for sale	310,695	310,695	187,384	187,384
Securities restricted	3,800	n/a	2,387	n/a
Securities held to maturity	43,444	43,890	5,836	5,844
Loans, net	425,730	437,265	372,282	378,698
Accrued interest receivable	3,626	3,626	2,707	2,707

Financial liabilities:
Demand and other deposits	659,085	660,176	508,909	508,747
Federal funds purchased and Federal Home Loan Bank overnight borrowings	70,900	70,882	7,000	7,000
Federal Home Loan Bank term advances	30,000	29,998	10,000	10,000
Repurchase agreements	15,000	15,368	25,000	25,000
Accrued interest payable	672	672	641	641

Off Balance- Sheet Liabilities Commitments to extend credit	—	—	—	—

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

Page -50-

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Company and the Bank met all capital adequacy requirements with which it must comply.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated)
As of December 31,	2008

(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$58,360	11.1%	$42,137	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	54,288	10.3%	21,068	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	54,288	6.9%	31,304	4.0%	n/a	n/a

As of December 31,	2007

(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$53,950	12.1%	$35,542	8.0%	n/a	n/a
Tier 1 Capital (to risk Weighted assets)	50,877	11.5%	17,771	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	50,877	8.4%	24,347	4.0%	n/a	n/a

Bridgehampton National Bank
As of December 31,	2008

(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$55,431	10.5%	$42,130	8.0%	$52,662	10.0%
Tier 1 Capital (to risk weighted assets)	51,359	9.8%	21,065	4.0%	31,597	6.0%
Tier 1 Capital (to average assets)	51,359	6.6%	31,279	4.0%	39,099	5.0%

As of December 31,	2007

(In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$47,860	10.8%	$35,524	8.0%	$44,405	10.0%
Tier 1 Capital (to risk weighted assets)	44,906	10.1%	17,762	4.0%	26,643	6.0%
Tier 1 Capital (to average assets)	44,906	7.4%	24,338	4.0%	30,423	5.0%

Page -51-

14. BRIDGE BANCORP, INC. (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31,	2008	2007

(In thousands)
ASSETS
Cash and cash equivalents	$4,309	$5,751
Dividend receivable from the Bank	—	1,406
Other assets	83	221
Investment in the Bank	53,210	45,137

Total Assets	$57,602	$52,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends payable	$1,423	$1,406

Other liabilities	40	—

Total Liabilities	1,463	1,406

Total Stockholders’ Equity	56,139	51,109

Total Liabilities and Stockholders’ Equity	$57,602	$52,515

Condensed Statements of Income

Year ended December 31,	2008	2007	2006

(In thousands)
Dividends from the Bank	$3,000	$11,029	$9,482
Non interest expenses	149	1	1

Income before income taxes and equity in undistributed earnings of the Bank	2,851	11,028	9,481

Income tax benefit	(50)	—	—

Income before equity in undistributed earnings of the Bank	2,901	11,028	9,481
Equity in undistributed (overdistributed) earnings of the Bank	5,849	(2,734)	(1,313)

Net income	$8,750	$8,294	$8,168

Page -52-

Condensed Statements of Cash Flows

Year ended December 31,	2008	2007	2006

(In thousands)
Operating Activities:
Net income	$8,750	$8,294	$8,168
Adjustments to reconcile net income to net cash provided by operating activities:

Equity in (undistributed) overdistributed earnings of the Bank	(5,849)	2,734	1,313

Income tax benefit from exercise of employee stock options	19	25	21

Decrease in other assets	1,229	172	602

Increase (Decrease) in other liabilities	57	(13)	(545)

Net cash provided by operating activities	4,206	11,212	9,559

Cash flows used by financing activities:

Net proceeds from issuance of common stock upon exercise of stock options	—	149	70

Payment for the purchase of treasury stock	—	—	(4,039)

Dividends paid	(5,648)	(5,612)	(5,668)

Net cash used by financing activities	(5,648)	(5,463)	(9,637)

Net (decrease) increase in cash and cash equivalents	(1,442)	5,749	(78)

Cash and cash equivalents at beginning of year	5,751	2	80

Cash and cash equivalents at end of year	$4,309	$5,751	$2

15. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

Year Ended December 31,	2008	2007	2006

(In thousands)

Unrealized holding gains on available for sale Securities	$5,314	$2,802	$1,134
Reclassification adjustment for losses realized in Income	—	101	289
Tax effect	(2,110)	(1,165)	(572)

Net change in unrealized gain on available for sale Securities	3,204	1,738	851

Change in post-retirement obligation	(2,629)	1,252	—
Tax effect	1,044	(497)	—

Net change in post-retirement obligation	(1,585)	755	—

Total	$1,619	$2,493	$851

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance as of December 31, 2007	Current Period Change	Balance as of December 31, 2008

(In thousands)

Unrealized gains on available for sale securities	$213	$3,204	$3,417
Unrealized gain (loss) on pension benefits	19	(1,585)	(1,566)

Total	$232	$1,619	$1,851

Page -53-

16. QUARTERLY FINANCIAL DATA (Unaudited)

Selected Consolidated Quarterly Financial Data

2008 Quarter Ended,	March 31,	June 30,	September 30,	December 31,

(In thousands, except per share amounts)
Interest income	$9,194	$9,558	$10,075	$10,793
Interest expense	2,546	2,248	2,266	2,429

Net interest income	6,648	7,310	7,809	8,364
Provision for loan losses	200	325	550	925

Net interest income after provision for loan losses	6,448	6,985	7,259	7,439
Non interest income	1,446	1,609	1,677	1,332
Non interest expenses	4,989	5,283	5,401	5,484

Income before income taxes	2,905	3,311	3,535	3,287
Income tax expense	935	1,076	1,179	1,098

Net income	$1,970	$2,235	$2,356	$2,189

Basic earnings per share	$0.32	$0.37	$0.39	$0.36

Diluted earnings per share	$0.32	$0.37	$0.39	$0.36

2007 Quarter Ended,	March 31,	June 30,	September 30,	December 31,

(In thousands, except per share amounts)
Interest income	$8,556	$8,862	$9,309	$9,137
Interest expense	2,769	2,707	2,496	2,465

Net interest income	5,787	6,155	6,813	6,672
Provision for loan losses	45	50	150	355

Net interest income after provision for loan losses	5,742	6,105	6,663	6,317
Non interest income	1,234	1,541	1,541	1,362
Non interest expenses	4,480	4,376	4,627	4,685

Income before income taxes	2,496	3,270	3,577	2,994
Income tax expense	747	1,063	1,255	978

Net income	$1,749	$2,207	$2,322	$2,016

Basic earnings per share	$0.29	$0.36	$0.38	$0.33

Diluted earnings per share	$0.29	$0.36	$0.38	$0.33

Page -54-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Board of Directors
Bridge Bancorp, Inc.
Bridgehampton, New York

We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. as of December 31, 2008 and 2007, and the related statements of consolidated income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Bridge Bancorp, Inc’s. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bridge Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report By Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Bridge Bancorp, Inc’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Livingston, New Jersey March 10, 2009

Page -55-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, the Company’s Principal Executive Officer and Principal Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

Report By Management On Internal Control Over Financial Reporting

Management of Bridge Bancorp, Inc. (“the Company”) is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe Horwath LLP appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

“Item 1 – Election of Directors,” “Compliance with Section 16 (a) of the Exchange Act,” and “Code of Ethics” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, are incorporated herein by reference.

Page -56-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Beneficial Ownership” and “Item 1 – Election of Directors”, set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, are incorporated herein by reference.

Set forth below is certain information as of December 31, 2008, regarding the Company’s equity compensation plan that has been approved by stockholders.

Equity Compensation Plan approved by Stockholders	Number of securities to be Issued upon Exercise of outstanding options and awards	Weighted Average Exercise Price with respect to Outstanding Stock Options	Number of Securities Remaining Available for Issuance under the Plan

1996 Equity Incentive Plan	34,562	$19.01	—
2006 Equity Incentive Plan	142,213	$25.25	477,787

Total	176,775	$22.67	477,787

Item 13. Certain Relationships and Related Transactions, and Director Independence

“Certain Relationships and Related Transactions”, and “Director Nominations” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

“Item 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm” “Fees Paid to Crowe Horwath,” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services of Independent Registered Public Accounting Firm” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following Consolidated Financial Statements, including notes thereto, and financial schedules of the Company, required in response to this item are included in Part II, Item 8.

1.	Financial Statements	Page No.

	Consolidated Balance Sheets	30
	Consolidated Statements of Income	31
	Consolidated Statements of Stockholders’ Equity	32
	Consolidated Statements of Cash Flows	33
	Notes to Consolidated Financial Statements	34
	Report of Independent Registered Public Accounting Firm	55

2.	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

3.	Exhibits.

	See Index of Exhibits on page 59.

Page -57-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.

Registrant

March 12, 2009	/s/ Kevin M. O’Connor

Kevin M. O’Connor
President and Chief Executive Officer

March 12, 2009	/s/ Howard H. Nolan

Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer and Treasurer

March 12, 2009	/s/ Sarah K. Quinn

Sarah K. Quinn
Vice President, Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 12, 2009	/s/ Marcia Z. Hefter	,Director

Marcia Z. Hefter

March 12, 2009	/s/ Dennis A. Suskind	,Director

Dennis A. Suskind

March 12, 2009	/s/ Kevin M. O’Connor	,Director

Kevin M. O’Connor

March 12, 2009	/s/ Emanuel Arturi	,Director

Emanuel Arturi

March 12, 2009	/s/ Thomas E. Halsey	,Director

Thomas E. Halsey

March 12, 2009	/s/ R. Timothy Maran	,Director

R. Timothy Maran

March 12, 2009	/s/ Charles I. Massoud	,Director

Charles I. Massoud

March 12, 2009	/s/ Albert E. McCoy Jr.	,Director

Albert E. McCoy Jr.

March 12, 2009	/s/ Howard H. Nolan	,Director

Howard H. Nolan

March 12, 2009	/s/ Thomas J. Tobin	,Director

Thomas J. Tobin

Page -58-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Registrant’s amended Form 10, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10, File No. 0-18546, filed August 13, 1999)	*

3.1(ii)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 0-18546, filed November 18, 2008)	*

3.2	Revised By-laws of the Registrant (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed December 17, 2007)	*

10.1	Amended and Restated Employment Contract - Thomas J. Tobin (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.2	Amended and Restated Employment Contract – Howard H. Nolan executed on December 16, 2008

10.3	Employment Contract – Kevin M. O’Connor (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.5	Equity Incentive Plan (incorporated by reference to Registrant’s Form S-8, File No. 0-18546, filed August 14, 2006)	*

10.6	Supplemental Executive Retirement Plan (Revised for 409A) (incorporated by reference to Registrant’s Form 10-K, File No. 0-18546, filed March 14, 2008)	*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

*	Denotes incorporated by reference.

Page -59-