Form 10-Q
period 2009-03-31
BRIDGE BANCORP INC
filed 2009-05-07
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

There were 6,213,661 shares of common stock outstanding as of May 4, 2009.

BRIDGE BANCORP, INC.

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)
	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$12,071	$24,744
Federal Funds Sold	6,600	-
Interest earning deposits with banks	2,023	4,141
Total cash and cash equivalents	20,694	28,885

Securities available for sale, at fair value	285,993	310,695
Securities held to maturity (fair value of $40,860 and $43,890, respectively)	40,298	43,444
Total securities, net	326,291	354,139

Securities, restricted	880	3,800

Loans	441,229	429,683
Allowance for loan losses	(4,560)	(3,953)
Loans, net	436,669	425,730

Premises and equipment, net	19,276	18,377
Accrued interest receivable	3,990	3,626
Other assets	5,187	4,502
Total Assets	$812,987	$839,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	$183,508	$181,213
Savings, NOW and money market deposits	371,970	344,860
Certificates of deposit of $100,000 or more	82,449	78,165
Other time deposits	68,021	54,847
Total deposits	705,948	659,085

Federal funds purchased and Federal Home Loan Bank overnight borrowings	24,000	70,900
Federal Home Loan Bank term advances	-	30,000
Repurchase agreements	15,000	15,000
Accrued interest payable	595	672
Other liabilities and accrued expenses	8,880	7,263
Total Liabilities	754,423	782,920

Stockholders' equity:
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,213,661 and 6,184,080 shares outstanding, respectively	64	64
Surplus	19,753	20,452
Retained earnings	40,861	40,081
Less: Treasury Stock at cost, 172,645 and 202,226 shares, respectively	(5,467)	(6,309)
	55,211	54,288
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred taxes of ($3,225) and ($2,250), respectively	4,898	3,417
Change in pension assets (liabilities), net of deferred taxes of $1,046 and $1,060, respectively	(1,545)	(1,566)
Total Stockholders' Equity	58,564	56,139
Total Liabilities and Stockholders' Equity	$812,987	$839,059

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of  Income (unaudited)
(In thousands, except per share amounts)

Three months ended March 31,	2009	2008
Interest income:
Loans (including fee income)	$7,220	$6,857
Mortgage-backed securities	3,038	1,600
State and municipal obligations	563	452
U.S. GSE securities	200	252
Federal funds sold	1	30
Deposits with banks	1	3
Total interest income	11,023	9,194

Interest expense:
Savings, NOW and money market deposits	977	1,577
Certificates of deposit of $100,000 or more	482	531
Other time deposits	360	324
Federal funds purchased and repurchase agreements	120	110
Federal Home Loan Bank Advances	1	4
Total interest expense	1,940	2,546

Net interest income	9,083	6,648
Provision for loan losses	900	200
Net interest income after provision for loan losses	8,183	6,448

Non interest income:
Service charges on deposit accounts	630	699
Fees for other customer services	326	338
Title fee income	207	378
Other operating income	16	31
Total non interest income	1,179	1,446

Non interest expense:
Salaries and employee benefits	3,612	3,058
Net occupancy expense	582	467
Furniture and fixture expense	226	205
Other operating expenses	1,669	1,259
Total non interest expense	6,089	4,989

Income before income taxes	3,273	2,905
Income tax expense	1,064	935
Net income	$2,209	$1,970
Basic earnings per share	$0.36	$0.32
Diluted earnings per share	$0.36	$0.32
Comprehensive Income	$3,711	$4,216

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands, except per share amounts)

	Common Stock	Surplus	Comprehensive Income	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2008	$64	$20,452		$40,081	$(6,309)	$1,851	$56,139
Net income			2,209	2,209			2,209
Stock awards granted		(852)			852		-
Vesting of stock awards		(1)					(1)
Exercise of stock options, including tax benefit		6			11		17
Shares surrendered with the vesting of restricted stock and exercising stock options					(21)		(21)
Shared based compensation expense		148					148
Cash dividend declared, $0.23 per share				(1,429)			(1,429)
Other comprehensive income, net of deferred taxes
Change in unrealized net gains in securities available for sale, net of deferred tax effects			1,481			1,481	1,481
Adjustment to pension liability, net of deferred taxes			21			21	21
Comprehensive Income			3,711
Balance at March 31, 2009	$64	$19,753		$40,861	$(5,467)	$3,353	$58,564

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Three months ended March 31,	2009	2008
Operating activities:
Net Income	$2,209	$1,970
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	200
Depreciation and amortization	326	312
(Accretion) and amortization, net	(9)	(1)
Share based compensation expense	148	80
SERP expense	70	41
Increase in accrued interest receivable	(364)	(681)
Increase in other assets	(690)	(2,954)
Increase in accrued and other liabilities	515	3,307
Net cash provided by operating activities	3,105	2,274

Investing Activities:
Purchases of securities available for sale	(10,511)	(45,702)
Purchases of FHLB stock	(19,189)	(12,537)
Purchases of securities held to maturity	(130)	(733)
Redemption of FHLB stock	22,109	14,112
Maturities of securities available for sale	23,890	13,000
Maturities of securities held to maturity	2,033	1,109
Principal payments on mortgage-backed securities	15,031	5,841
Net increase in loans	(11,839)	(12,767)
Purchase of premises and equipment	(1,225)	(237)
Net cash provided by (used in) investing activities	20,169	(37,914)

Financing Activities:
Net increase in deposits	46,863	64,909
Net decrease in federal funds purchased and FHLB overnight borrowings	(46,900)	(5,400)
Net decrease in FHLB term advances	(30,000)	(10,000)
Net decrease in repurchase agreements	-	(10,000)
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(5)	-
Cash dividends paid	(1,423)	(1,406)
Net cash (used in) provided by financing activities	(31,465)	38,103

Net (decrease) increase in cash and cash equivalents	(8,191)	2,463
Cash and cash equivalents at beginning of period	28,885	14,348
Cash and cash equivalents at end of period	$20,694	$16,811

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$2,017	$2,576
Income tax	$-	$1,090

Noncash investing and financing activities:
Securities which settled in the subsequent period	$-	$4,172
Dividends declared and unpaid at end of period	$1,429	$1,414

See accompanying notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York as a bank holding company.  The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”).  The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) and a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”).

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods.  Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.  Actual future results could differ significantly from those estimates.  The annualized results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year.  Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.  The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Computation of Per Share Income
(in thousands, except per share data)
	Three months ended
	March 31,
	2009	2008

Net Income	$2,209	$1,970

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,089	6,076
Weighted Average Common Equivalent Shares Outstanding	11	18
Weighted Average Common and Equivalent Shares Outstanding	6,100	6,094

Basic Earnings per Share	$0.36	$0.32
Diluted Earnings per Share	$0.36	$0.32

There were approximately 61,705 and 64,243 options outstanding at March 31, 2009 and March 31, 2008, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were approximately 95,070 and 29,903 shares of unvested restricted stock at March 31, 2009 and March 31, 2008, respectively, with a grant price higher than the average market price of the common stock.

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

For the three months ended March 31, 2009 and March 31, 2008, the Company did not repurchase any of its common shares.  At March 31, 2009, 167,041 shares were available for repurchase under the Board approved program.

4. STOCK BASED COMPENSATION PLANS

The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”).  The Company accounts for this plan under FAS 123(R).

No new grants of stock options were awarded during the three months ended March 31, 2009 and March 31, 2008.  Compensation expense attributable to stock options was $10,000 and $8,000 for the three months ended March 31, 2009 and 2008, respectively.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of options exercised during the first quarter of 2009 and 2008 was $7,000 and $0, respectively.  The intrinsic value of options outstanding and exercisable at March 31, 2009 was $105,000.

A summary of the status of the Company’s stock options as of March 31, 2009 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, December 31, 2008	81,205	$22.67
Granted	-	-
Exercised	(1,200)	$14.00
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2009	80,005	$22.80	6.08 years	$105,108
Vested or expected to vest	76,194	$22.68	6.00 years	$105,108
Exercisable, March 31, 2009	60,195	$21.98	5.64 years	$105,108

	Number of
Range of Exercise Prices	Shares	Price
	7,800	$12.53
	10,500	$15.47
	8,659	$24.00
	47,643	$25.25
	5,403	$26.55-30.60

During the three months ended March 31, 2009 and March 31, 2008, the Company granted restricted stock awards of 29,392 shares and 42,470 shares, respectively.  These awards vest over five years with a third vesting after three years, four years and five years from the date of grant.  Compensation expense attributable to restricted stock awards was $138,000 and $72,000 for the three months ended March 31, 2009 and 2008, respectively.

A summary of the status of the Company’s unvested restricted stock as of March 31, 2009 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2008	95,570	$21.55
Granted	29,392	$18.99
Vested	(500)	$26.55
Forfeited	-	-
Unvested, March 31, 2009	124,462	$20.93

5. SECURITIES

A summary of the amortized cost and estimated fair value of securities is as follows:

	March 31, 2009		December 31, 2008
(In thousands)		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
U.S. GSE securities	$13,881	$14,104	$29,855	$30,134
State and municipal obligations	45,184	46,469	47,848	48,588
Mortgage-backed securities	218,805	225,420	227,325	231,973
Total available for sale	277,870	285,993	305,028	310,695
Held to maturity:
State and municipal obligations	22,250	22,298	24,153	24,217
Mortgage-backed securities	18,048	18,562	19,291	19,673
Total held to maturity	40,298	40,860	43,444	43,890
Total securities	$318,168	$326,853	$348,472	$354,585

Securities having a fair value of approximately $193.9 million and $276.0 million at March 31, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the three months ended March 31, 2009 or the year ended December 31, 2008.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York.  Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $0.9 million in FHLB and FRB stock at March 31, 2009 and $3.8 million at December 31, 2008, respectively and reported these amounts as restricted securities in the consolidated balance sheet.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:
(In thousands)

		Fair Value Measurements Using
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2009
Assets:
Available for sale securities	$285,993		$285,993

December 31, 2008
Assets:
Available for sale securities	$310,695		$310,695

6. LOANS

The following table sets forth the major classifications of loans:

	March 31, 2009	December 31, 2008
(In thousands)

Commercial real estate mortgage loans	$214,945	$199,156
Residential real estate mortgage loans	139,111	139,342
Commercial, financial, and agricultural loans	63,622	63,468
Installment/consumer loans	10,634	11,081
Real estate-construction loans	12,694	16,370
Total loans	441,006	429,417
Net deferred loan costs and fees	223	266
	441,229	429,683
Allowance for loan losses	(4,560)	(3,953)
Net loans	$436,669	$425,730

The principal business of the Bank is lending, primarily in commercial real estate loans, residential mortgage loans, construction loans, home equity loans, commercial and industrial loans, land loans and consumer loans.  The Bank considers its primary lending area to be eastern Long Island in Suffolk County, New York, and a substantial portion of the Bank’s loans are secured by real estate in this area.  Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

Nonaccrual loans at March 31, 2009 and December 31, 2008 were $3.1 million, respectively.  There were no loans 90 days or more past due that were still accruing at March 31, 2009 and December 31, 2008.

As of March 31, 2009, management determined that one commercial mortgage loan for $2.5 million was an impaired loan as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15” (“SFAS 114”). For a loan to be considered impaired, management determines after review whether it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Recognition of interest income on impaired loans is discontinued when reasonable doubt exists as to the ultimate collectability of the interest and principal of the loan. The average recorded investment in the impaired loan during the three months ended March 31, 2009 was $2.5 million. The collateral underlying this loan is a first lien on real estate with an updated appraised value of $8.4 million; therefore management believes that the ultimate collection of principal and interest is reasonably assured. Since management believes in the ultimate collection of the loan there is not a specific allocation of the allowance for loan loss attributable to this loan. Currently the loan is nonaccrual and is not accruing interest. As of December 31, 2008, this same $2.5 million loan was the only loan considered impaired. The loan was determined to be impaired on December 28, 2008 therefore the average recorded investment in the impaired loan during the twelve months ended December 31, 2008 was immaterial to the financial statements.  There were no impaired loans as of March 31, 2008.

As of March 31, 2009 and December 31, 2008, management determined that one commercial mortgage loan for $3.2 million to a local not for profit organization was a troubled debt restructuring as defined by SFAS No. 114. The related allowance for loan loss associated with the loan as of March 31, 2009 and December 31, 2008 was $66,000 and $65,000, respectively. The average recorded investment in the troubled debt restructured loan during the three months ended March 31, 2009 and the twelve months ended December 31, 2008 was $3.2 million and $0.8 million, respectively. During the three months ended March 31, 2009 and the twelve months ended December 31, 2008, $44,000 and $52,000 of interest income has been recognized.  The loan was determined to be impaired during the third quarter of 2008. The troubled debt restructured loan is current as of March 31, 2009 and is secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis.  In addition, the Bank has no commitment to lend additional funds to this debtor.  There were no restructured loans at March 31, 2008.

7. ALLOWANCE FOR LOAN LOSSES

Management monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit.  Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.  Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio.  Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at March 31, 2009, management determined the allowance for loan losses to be adequate.

The following table sets forth changes in the allowance for loan losses.

(In thousands)	For the Three Months Ended		For the Year Ended
	March 31, 2009	March 31, 2008	December 31, 2008
Beginning balance	$3,953	$2,954	$2,954
Provision for loan loss	900	200	2,000
Net charge-offs	(293)	(32)	(1,001)
Ending balance	$4,560	$3,122	$3,953

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

The Company made a $400,000 contribution to the pension plan during the three months ended March 31, 2009.  There were no contributions made to the SERP during the three months ended March 31, 2009.  The Company does not anticipate making any additional contributions to the pension plan or the SERP through the end of the year.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income.

(In thousands)	Three months ended March 31,
	Pension Benefits		SERP Benefits
	2009	2008	2009	2008
Service cost	$119	$110	$40	$17
Interest cost	78	69	15	12
Expected return on plan assets	(127)	(123)	-	-
Amortization of net loss	22	-	3	-
Amortization of unrecognized prior service cost	2	2	-	-
Amortization of unrecognized transition (asset) obligation	-	-	7	7
Net periodic benefit cost	$94	$58	$65	$36

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At March 31, 2009, December 31, 2008, and March 31, 2008, securities sold under agreements to repurchase totaled $15.0 million and were secured by mortgage-backed securities with a carrying amount of $22.6 million, $23.4 million and $22.9 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $5.0 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015.  At maturity, the securities underlying the agreements are returned to the Company.  Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the three months ended		For the year ended
	March 31, 2009	March 31, 2008	December 31, 2008
(Dollars in thousands)
Average daily balance	$15,000	$7,692	$13,183
Average interest rate	2.35%	2.61%	2.39%
Maximum month-end balance	$15,000	$15,000	$15,000
Weighted average interest rate	2.35%	2.61%	2.39%

10.  FEDERAL HOME LOAN BANK ADVANCES

As of March 31, 2009, there were no term advances or overnight borrowings outstanding from the Federal Home Loan Bank.  As of December 31, 2008, there was one term advance from the Federal Home Loan Bank for $30.0 million with a fixed interest rate of 0.49% that matured in January 2009. The term advance was payable at its maturity date and was subject to a prepayment penalty.  The term advance was collateralized by $35.3 million of mortgage-backed securities as of December 31, 2008.  In addition to the term advance, there was $34.9 million of overnight borrowings from the Federal Home Loan Bank outstanding as of December 31, 2008.  The overnight borrowings were collateralized by $15.8 million of securities and a blanket lien on residential mortgages as of December 31, 2008.  As of March 31, 2008 there were no term advances or overnight borrowings outstanding from the Federal Home Loan Bank.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to:  changes in economic conditions including an economic recession that could affect the value of real estate collateral and the ability for borrowers to repay their loans;  legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products and other financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008 and in other reports filed by the Company with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Who We Are and How We Generate Income

Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a bank holding company formed in 1989.  On a parent-only basis, the Company has had minimal results of operations.  The Company is dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds.  The information in this report reflects principally the financial condition and results of operations of the Bank.  The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings.  The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title abstract subsidiary, and net gains on sales of securities and loans.  The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income.  Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation.

Quarterly Highlights

•	Net income of $2.2 million or $0.36 per diluted share for the first quarter of 2009 as compared to net income of $2.0 million or $0.32 per diluted share for the first quarter in 2008.

•	Returns on average equity and assets of 16.10% and 1.11%, respectively for the first quarter of 2009.

•	Net interest income increased to $9.1 million for the first quarter of 2009 as compared to $6.6 million in 2008.

•	A net interest margin of 5.00% for the first quarter of 2009 as compared to 4.68% for 2008.

•	Total loans at March 31, 2009 of $441.2 million, an increase of $53.2 million or 13.7% over March 2008.

•	Total assets of $813.0 million at March 31, 2009, an increase of $158.4 million or 24.2% compared to $654.6 million at March 31, 2008.

•	Deposits of $705.9 million at March 31, 2009, an increase of $132.1 million or 23.0% compared to March 2008 levels.

•	Demand deposits of $183.5 million at March 31, 2009, representing 26.0% of total deposits.

•	Increased allowance for loan loss levels and continued solid credit quality with stable non-performing assets.

•	The declaration of a cash dividend of $0.23 per share for the first quarter of 2009.

Principal Products and Services and Locations of Operations

The Bank operates fifteen branches on eastern Long Island.  Federally chartered in 1910, the Bank was founded by local farmers and merchants.  For nearly a century, the Bank has maintained its focus on building customer relationships in this market area.  The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community.  The Company strives to achieve excellence in financial performance and build long term shareholder value.  The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices.  These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgage loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities and collateralized mortgage obligations; (7) New York State and local municipal obligations; and (8) U.S. government sponsored entity (“U.S. GSE”) securities.  The Bank also offers the CDARS program, providing up to $50,000,000 of FDIC insurance to its customers.  In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, safe deposit boxes, individual retirement accounts and investment services through Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer.  Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services.  The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Significant Events

On October 14, 2008, the Treasury, FRB and FDIC jointly announced a sweeping plan to invest in banks and thrifts to help restore confidence in the U.S. banking system. Some of the actions taken by these governmental agencies include: (i) temporarily increasing FDIC insurance coverage to $250,000 from $100,000 through December 31, 2009; (ii) reducing the targeted federal funds rate to 1.50% from 2.00% and the discount rate to 1.75% from 2.25%, respectively; (iii) temporarily guaranteeing Money Market mutual funds (iv) introducing a capital purchase program whereby the Treasury will purchase up to $250 billion in senior preferred shares from healthy qualifying financial institutions; and (v) introducing a Temporary Liquidity Guarantee Program (“TLGP”) whereby the FDIC will guarantee newly issued senior unsecured debt on or before June 30, 2009 and provide unlimited FDIC insurance coverage for non-interest bearing transaction accounts for thirty days without charge followed by an annualized 10 basis point assessment for the insurance coverage above $250,000 on such accounts effective until December 31, 2009. In November 2008, the Bank opted to participate in the TLGP. In December 2008, the Federal Reserve reduced the targeted federal fund rate to between 0 and 0.25% from 1.50% and the discount rate to 0.25% from 1.75%. On February 27, 2009, the FDIC issued a final rule, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. At the same time, the FDIC issued an interim rule to impose an emergency special assessment of 20 basis points on all banks, payable on September 30, 2009. The 30 day comment period has ended and the final ruling should be disseminated in the near future. The Company believes that an emergency special assessment of 20 basis points will cost approximately $1.4 million.

Opportunities and Challenges

The economic and competitive landscape has changed dramatically over the past two years.  Recognizing that our market areas are generally affluent, large money center banks increasingly meet their funding needs by aggressively pricing deposits in the Bank’s markets.  Competition for deposits and loans is intense as various banks in the marketplace, large and small, promise excellent service yet often price their products aggressively.  Deposit growth is essential to the Bank’s ability to increase earnings; therefore branch expansion and building share in our existing markets remain key strategic goals. Controlling funding costs yet protecting the deposit base along with focusing on profitable growth, presents a unique set of challenges in this operating environment.

Since the second half of 2007 and continuing through 2009, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. Despite these actions, many of our competitors, due to liquidity concerns, have not yet fully adjusted their deposit pricing. This contrasts with the impact on assets where yields on loans and securities have declined. The squeeze between declining asset yields and more slowly declining liability pricing could impact margins.

Growth and service strategies have the potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. During 2007, the Bank opened three new branches. In January 2007, the Bank opened a state-of-the-art branch facility in the Village of Southampton; in February 2007, the Bank opened a new full-service branch facility in Cutchogue; and in September 2007, the Bank opened its first full-service branch facility in the Town of Riverhead, located in Wading River. In April 2009, the Bank opened its first full-service branch in Shirley, New York. The opening of the branch facility in Westhampton Beach in December 2005, the branch in Wading River in September 2007, and the branch in Shirley in March 2009, move the Bank geographically westward and demonstrate the Bank’s commitment to traditional growth through branch expansion.

In April 2008, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) and expects that the opening of the new full service branch facility in the Village of East Hampton will be a fourth quarter 2009 event. In addition, in November 2008, the Bank received OCC approval to open a branch in Deer Park, New York, and the Bank anticipates opening the location during the first half of 2009.

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

Corporate objectives for 2009 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting these objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market in 2008 and continues during 2009 to diligently seek opportunities for growth and to strengthen the franchise. The causes of the current economic crisis are many and have occurred over a prolonged period and therefore cannot be expected to be resolved in days, weeks or months. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down as follows: first, loans with homogenous characteristics are pooled by loan type and include home equity loans, residential mortgages, land loans and consumer loans. Then all remaining loans are segregated into pools based upon the risk rating of each credit. Key factors in determining a credit’s risk rating include management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Classification Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2009, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended March 31, 2009 totaled $2.2 million or $0.36 per diluted share as compared to $2.0 million or $0.32 per diluted share for the same period in 2008.  Changes for the three months ended March 31, 2009 compared to March 31, 2008 include: (i) $2.4 million or 36.6% increase in net interest income; (ii) a provision for loan losses of $0.9 million was recorded during the quarter due to the continued growth of our loan portfolio and changes in economic conditions, as compared to $0.2 million during 2008; (iii) $0.3 million or 18.5% decrease in total non interest income as a result of lower service charges on deposit accounts, lower title insurance income and merchant income and (iv) $1.1 million or 22.0% increase in total non interest expenses, primarily due to increased salaries and employee benefits related to expanding the Company’s infrastructure and the opening of new branch offices and higher incentive based compensation, and increased other operating expense due to higher FDIC insurance premiums related to growth in deposits and higher rates, and higher professional fees.  The effective income tax rate increased to 32.5% from 32.2% for the same period last year.

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

Three months ended March 31,	2009			2008
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$429,164	$7,220	6.82%	$378,386	$6,857	7.29%
Mortgage-backed securities	242,933	3,038	5.07	131,484	1,600	4.89
Tax exempt securities (1)	70,063	865	5.01	53,331	672	5.07
Taxable securities	15,866	200	5.11	23,317	252	4.35
Federal funds sold	1,450	1	0.28	4,048	30	2.98
Deposits with banks	2,429	1	0.17	178	3	6.78
Total interest earning assets	761,905	11,325	6.03	590,744	9,414	6.41
Non interest earning assets:
Cash and due from banks	13,744			16,615
Other assets	28,252			27,159
Total assets	$803,901			$634,518

Interest bearing liabilities:
Savings, NOW and money market deposits	$367,420	$977	1.08%	$293,915	$1,577	2.16%

Certificates of deposit of $100,000 or more	80,069	482	2.44	55,553	531	3.84
Other time deposits	60,003	360	2.43	35,232	324	3.70
Federal funds purchased and repurchase agreements	52,739	120	0.92	14,697	110	3.01
Federal Home Loan Bank advances	333	1	1.22	330	4	4.88
Total interest bearing liabilities	560,564	1,940	1.40	399,727	2,546	2.56
Non interest bearing liabilities:
Demand deposits	183,203			176,274
Other liabilities	4,493			4,531
Total liabilities	748,260			580,532
Stockholders' equity	55,641			53,986
Total liabilities and stockholders' equity	$803,901			$634,518

Net interest income/interest rate spread (2)		9,385	4.63%		6,868	3.85%

Net interest earning assets/net interest margin (3)	$201,341		5.00%	$191,017		4.68%

Ratio of interest earning assets to interest bearing liabilities			135.92%			147.79%

Less: Tax equivalent adjustment		(302)			(220)

Net interest income		$9,083			$6,648

(1)	The above table is presented on a tax equivalent basis.
(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended March 31,
	2009 Over 2008
(In thousands)	Changes Due To
	Volume	Rate	Net Change
Interest income on interest earning assets:

Loans (including loan fee income)	$2,633	$(2,270)	$363
Mortgage-backed securities	1,379	59	1,438
Tax exempt securities (1)	248	(55)	193
Taxable securities	(264)	212	(52)
Federal funds sold	(12)	(17)	(29)
Deposits with banks	10	(12)	(2)
Total interest earning assets	3,994	(2,083)	1,911

Interest expense on interest bearing liabilities:

Savings, NOW and money market deposits	1,915	(2,515)	(600)
Certificates of deposit of $100,000 or more	826	(875)	(49)
Other time deposits	624	(588)	36
Federal funds purchased and repurchase agreements	492	(482)	10
Federal Home Loan Bank Advances	-	(3)	(3)
Total interest bearing liabilities	3,857	(4,463)	(606)
Net interest income	$137	$2,380	$2,517

(1)	The above table is presented on a tax equivalent basis.

Net interest income was $9.1 million for the quarter ended March 31, 2009 compared to $6.6 million for the same period in 2008, an increase of $2.5 million or 37.9%.  Net interest margin improved to 5.00% for the quarter ended March 31, 2009 as compared to 4.68% for the quarter ended March 31, 2008. This increase was primarily the result of an increase in average interest earnings assets of $171.1 million and the decrease in the cost of the average total interest bearing liabilities being greater than the decrease in the yield on average total interest earning assets.  The cost of interest bearing liabilities decreased approximately 116 basis points during the first quarter of 2009 compared to 2008, which was partly offset by a decrease in yields of approximately 38 basis points on interest earning assets.

For the quarter ended March 31, 2009, average loans grew by $50.8 million or 13.4% to $429.2 million as compared to $378.4 million for the same period in 2008.  Real estate mortgage loans and commercial loans primarily contributed to the growth.  The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the quarter ended March 31, 2009, average total investments increased by $120.8 million or 58.0% to $328.9 million as compared to $208.1 million for the quarter ended March 31, 2008.  Average federal funds sold decreased to $1.5 million or 64.2% for the first quarter of 2009 from $4.0 million in 2008. The decrease in the average federal funds sold for the first quarter of 2009 was primarily due to growth in the average investments.

Average total interest bearing liabilities totaled $560.6 million for the quarter ended March 31, 2009 compared to $399.7 million for the same period in 2008.  During the first quarter of 2009, the Bank reduced interest rates on deposit products in response to the reductions in the federal funds and discount rate by the Federal Reserve and the prudent management of deposit pricing. The reduction in deposit rates along with lower borrowing costs resulted in a decrease in the cost of interest bearing liabilities from 2.56% for the quarter ended March 31, 2008 to 1.40% for the quarter ended March 31, 2009.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, a decrease in short term interest rates initially result in an increase in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the quarter ended March 31, 2009, average total deposits increased by $129.7 million or 23.1% to $690.7 million as compared to average total deposits for the quarter ended March 31, 2008.  Components of this increase include an increase in average demand deposits for 2009 of $6.9 million or 3.9% to $183.2 million as compared to average demand deposits for 2008.  The average balances in savings, NOW and money market accounts increased $73.5 million or 25.0% to $367.4 million for the quarter ended March 31, 2009 compared to the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $49.3 million or 54.3% to $140.1 million for 2009 as compared to 2008.  Average public fund deposits comprised 22.3% of total average deposits during the first quarter of 2009 and 24.4% of total average deposits for the same period in 2008.  Average federal funds purchased and repurchase agreements and average Federal Home Loan Bank advances increased $38.0 million to $53.1 million for the quarter ended March 31, 2009 as compared to average balances for the same period in the prior year.

Total interest income increased $1.8 million or 19.9% to $11.0 million for the quarter ended March 31, 2009 from $9.2 million for the same period in 2008.  The ratio of interest earning assets to interest bearing liabilities decreased to 135.9% in 2009 as compared to 147.8% in 2008.  Interest income on loans increased $0.3 million or 5.3% to $7.2 million in 2009 compared to $6.9 million in 2008 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 6.8% for 2008 as compared to 7.3% in 2008.

Interest income on investment in mortgage-backed, taxable and tax exempt securities increased to $1.5 million to $3.8 million for the three months ended March 31, 2009 compared to $2.3 million for the same period in 2008.  Interest income on securities included net accretion of discounts of $9,000 in the first quarter of 2009 compared to accretion of discounts of $1,000 for the same period in 2008.  The tax adjusted average yield on total securities increased to 5.1% in 2009 from 4.9% in 2008.

Interest expense decreased $0.6 million or 23.8% to $1.9 million for the first quarter of 2009 compared to $2.5 million for the same period in 2008. The decrease in interest expense in 2009 resulted from the Federal Reserve lowering the targeted federal funds rate and discount rate and the prudent management of deposit pricing which was partially offset by the growth in average balances for deposits and borrowings.

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

The performance of the loan portfolio remained strong for the quarter ended March 31, 2009.  Non performing assets were $3.1 million at March 31, 2009 and at December 31, 2008 and $1.0 million at March 31, 2008 representing 0.69% of total loans at March 31, 2009 compared to 0.71% at December 31, 2008 and 0.25% at March 31, 2008. At March 31, 2009, management determined that one commercial mortgage loan for $2.5 million was an impaired loan as defined by SFAS No. 114 “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15” (“SFAS 114”). For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. The collateral underlying this loan is a first lien on real estate with an updated appraised value of $8.4 million, and no material losses are anticipated. As of December 31, 2008, the same loan for $2.5 million was considered impaired. As of March 31, 2008, there were no impaired loans as defined by SFAS No. 114.

Loans of approximately $18.4 million or 4.2% of total loans at March 31, 2009 were classified as potential problem loans which include nonaccrual loans, compared to $9.8 million or 2.3% at December 31, 2008.  These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.  Due to the structure and nature of the credits, management currently believes that the likelihood of sustaining a loss on these relationships is remote.

As of March 31, 2009, management determined that one commercial mortgage loan for $3.2 million to a local not for profit organization was considered to be a troubled debt restructuring, as defined by SFAS No. 114. The identified loan had an original principal balance of $4.0 million and during the third quarter of 2008 the Bank received principal payments of $660,000. During the fourth quarter of 2008, the terms of the loan were modified. This loan is current as of March 31, 2009 and performing in accordance with the modified terms. The loan is secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. After review of the estimated fair value of the underlying collateral less the costs to sell, management believed it would be able to collect all amounts due without a shortfall according to the modified terms of the loan agreement. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. This loan was considered to be trouble debt restructurings at December 31, 2008. As of March 31, 2008 there were no loans considered to be a troubled debt restructuring. The Bank had no foreclosed real estate at March 31, 2009 and December 31, 2008.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in our loan portfolio, and the net charge-offs, a provision for loan losses of $0.9 million was recorded during the first three months of 2009 compared to a provision for loan loss of $0.2 million that was recorded during the first three months of 2008.  The Bank recognized net charge-offs in the amount of $293,000 for the three months ended March 31, 2009 as compared to $32,000 for the same period in 2008. The allowance for loan losses increased to $4.6 million at March 31, 2009, as compared to $4.0 million at December 31, 2008 and $3.1 million at March 31, 2008.  As a percentage of total loans, the allowance increased to 1.03% at March 31, 2009 compared to 0.92% at December 31, 2008 and 0.80% at March 31, 2008.  Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

Non Interest Income

Total non interest income decreased during the three months ended March 31, 2009 by $0.3 million or 18.5% from the same period last year.  Fees for other customer services totaled $0.3 million and service charges on deposit accounts totaled $0.6 million for the three months ended March 31, 2009, compared to $0.3 million and $0.7 million, respectively, from the same three months in 2008.   The decline in service charges on deposit accounts represents lower overdraft fees. Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $0.2 million during the three months ended March 31, 2009 compared to $0.4 million for the same three months in 2008. The decrease was attributable to a decline in the number and value of transactions processed by the subsidiary. Other operating income for the three months ended March 31, 2009 totaled $16,000, a decrease of $15,000 from $31,000 for the three months ended March 31, 2008. The decline represents lower check books fees and bank rental income.

Non Interest Expense

Total non interest expense increased during the three months ended March 31, 2009 by $1.1 million or 22.0% over the same period last year.  The primary components of this increase were higher salaries and employee benefits, net occupancy expense, furniture and fixture expense and other operating expenses.  Salaries and employee benefits increased $0.6 million or 18.1% for the three months ended March 31, 2009 over the same period last year. The increases in salary and benefits reflect base salary increases for staff, filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, increases in incentive based compensation and an increase in employee benefit costs, particularly pension expense.

Net occupancy expense increased $0.1 million or 24.6% to $0.6 million for the three months ended March 31, 2009 from $0.5 million in 2008. Higher net occupancy expenses were due to increases in maintenance and supplies, and rent expense related to the new branch offices in 2009 as well as annual rent increases in other branch locations. Furniture and fixture expense increased $21,000 or 10.5% to $226,000 for the three months ended March 31, 2009 from $205,000 in 2008. The increase in furniture and fixture expense in 2009 relates primarily to the new branches. Other operating expenses increased $0.4 million or 32.6% to $1.7 million for the three months ended March 31, 2009 from $1.3 million in 2008. The increase during 2009 was due primarily to higher FDIC assessments  of $0.3 million related to growth in deposits and higher rates, as well as increased overdraft charge-offs and professional fees for legal work and outsourced internal audits.

Income Taxes

The provision for income taxes increased during the three months ended March 31, 2009 by $0.1 million or 13.8% from the same period last year due to the increase in income before income taxes and a slightly higher effective rate.  The effective tax rate for the three-month period ended March 31, 2009 increased to 32.5% from 32.2% or the same period last year.

Financial Condition

Assets totaled $813.0 million at March 31, 2009, a decrease of $26.1 million or 3.1% from $839.1 million at December 31, 2008.  This change is primarily a result of decreases in total securities of $30.8 million or 8.6% and cash and cash equivalents of $8.2 million or 28.4% which was partially offset by increases in total loans of $11.5 million or 2.7%.  Total deposits grew $46.9 million to $705.9 million at March 31, 2009, compared to $659.1 million at December 31, 2008. Demand deposits increased $2.3 million to $183.5 million compared to $181.2 million at December 31, 2008. Savings, NOW and money market deposits increased $27.1 million to $372.0 million at March 31, 2009 from $344.9 million at December 31, 2008.  Certificates of deposit of $100,000 or more and other time deposits also increased $17.5 million or 13.1%.  The increase in deposits and the decline in the investment portfolio resulted in a decrease in borrowings at March 31, 2009. Federal funds purchased and Federal Home Loan Bank overnight borrowings decreased $46.9 million to $24.0 million at March 31, 2009 compared to $70.9 million at December 31, 2008.  Federal Home Loan Bank term advances were $0 at March 31, 2009 compared to $30.0 million at December 31, 2008.  Other liabilities increased $1.6 million to $9.5 million at March 31, 2009 from $7.9 million at December 31, 2008. The increase in other liabilities related to higher accrued taxes payable as a tax payment had not been made as of March 31, 2009 and an increase in deferred tax liabilities as a result of higher unrealized gains on the security portfolio.

Total stockholders’ equity was $58.6 million at March 31, 2009, an increase of $2.4 million or 4.3% from December 31, 2008, primarily due to net income of $2.2 million and an increase in net unrealized gains on securities of $1.5 million, partially offset by the declaration of dividends totaling $1.4 million.

In March 2009, the Company declared a quarterly dividend of $0.23 per share.  The Company continues its long term trend of uninterrupted dividends.

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

The Company’s principal sources of liquidity included cash and cash equivalents of $7.4 million as of March 31, 2009, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2009, the Bank declared and paid $4.5 million in cash dividends to the Company. At March 31, 2009, the Bank had $1.3 million of retained net income available for dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year.  The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period.  Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank and the Federal Reserve Bank, growth in core deposits and sources of wholesale funding such as brokered certificates of deposits.  While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives.  Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding.  The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets.  At March 31, 2009, the Bank had aggregate lines of credit of $217.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements.  Of these aggregate lines of credit, $197.5 million is available on an unsecured basis.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank.  The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit.  As of March 31, 2009 and December 31, 2008, the Bank had issued $5.0 million of brokered certificates of deposit, respectively. As of March 31, 2009 and December 31, 2008, the Bank had $24.0 million and $70.9 million, respectively, in overnight borrowings.  The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of March 31, 2009 and December 31, 2008. The Bank had a $30.0 million advance that was collateralized by securities outstanding as of December 31, 2008 with the FHLB. There were no advances outstanding as of March 31, 2009.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested in overnight federal funds sold.  As of March 31, 2009, the Bank had $6.6 million of overnight federal funds sold.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2009, that the Company and the Bank meet all capital adequacy requirements with which it must comply.

At March 31, 2009 and December 31, 2008, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)
as of March 31,	2009
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$59,890	11.3%	$42,310	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	55,211	10.4%	21,155	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	55,211	6.9%	32,123	4.0%	n/a	n/a

as of December 31,	2008
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$58,360	11.1%	$42,137	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	54,288	10.3%	21,068	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	54,288	6.9%	31,304	4.0%	n/a	n/a

Bridgehampton National Bank
as of March 31,	2009
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$53,901	10.2%	$42,302	8.0%	$52,878	10.0%
Tier 1 Capital (to risk weighted assets)	49,222	9.3%	21,151	4.0%	31,727	6.0%
Tier 1 Capital (to average assets)	49,222	6.1%	32,114	4.0%	40,142	5.0%

as of December 31,	2008
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$55,431	10.5%	$42,130	8.0%	$52,662	10.0%
Tier 1 Capital (to risk weighted assets)	51,359	9.8%	21,065	4.0%	31,597	6.0%
Tier 1 Capital (to average assets)	51,359	6.6%	31,279	4.0%	39,099	5.0%

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

Recent Regulatory and Accounting Developments

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  It also provides guidance to determine whether transactions are orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, are adopted simultaneously.  The Company has not elected early adoption of this FSP.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Information”.  This FSP amends FASB Statement No. 107, “Disclosures about the Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.  This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Company has not elected early adoption of this FSP.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4.  The Company has not elected early adoption of this FSP.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions Are Participating Securities”.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”).  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented shall be adjusted retrospectively. The Company adopted this FSP for the quarter ending March 31, 2009 and determined that there was no material impact to earnings per share.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”.  This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP did not have a significant impact on the Company’s financial statements.

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

At March 31, 2009, $275.6 million or 84.3% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes.  Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon.  The simulation model captures the seasonality of the Company’s deposit flows and the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s Balance Sheet.  This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given a 100 and 200 basis point upward shift in interest rates and a 100 basis point downward shift in interest rates.  A parallel and pro rata shift in rates over a twelve-month period is assumed.

The following reflects the Company’s net interest income sensitivity analysis at March 31, 2009:

Change in Interest Rates in Basis Points		March 31, 2009 Potential Change in Net Interest Income		December 31, 2008 Potential Change in Net Interest Income
(Dollars in thousands)
	$ Change	% Change	$ Change	% Change
200	$(1,856)	(5.23)%	$(2,617)	(7.27)%
100	$(882)	(2.48)%	$(1,250)	(3.47)%
Static	-	-	-	-
(100)	$(26)	(0.07)%	$249	0.69%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2009.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

BRIDGE BANCORP, INC.
Registrant

May 7, 2009	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

May 7, 2009	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer and Treasurer