Form 10-Q
period 2009-06-30
BRIDGE BANCORP INC
filed 2009-08-06
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

Commission file number 001-34096

BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (631) 537-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 6,225,501 shares of common stock outstanding as of August 4, 2009.

BRIDGE BANCORP, INC.

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$12,382	$24,744
Interest earning deposits with banks	3,666	4,141

Total cash and cash equivalents	16,048	28,885

Securities available for sale, at fair value	262,277	310,695
Securities held to maturity (fair value of $44,177 and $43,890, respectively)	43,623	43,444

Total securities, net	305,900	354,139

Securities, restricted	1,205	3,800

Loans	446,562	429,683
Allowance for loan losses	(5,023)	(3,953)

Loans, net	441,539	425,730

Premises and equipment, net	19,608	18,377
Accrued interest receivable	3,424	3,626
Other assets	5,485	4,502

Total Assets	$793,209	$839,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$206,148	$181,213
Savings, NOW and money market deposits	341,855	344,860
Certificates of deposit of $100,000 or more	84,965	78,165
Other time deposits	66,739	54,847

Total deposits	699,707	659,085

Federal funds purchased and Federal Home Loan Bank overnight borrowings	10,000	70,900
Federal Home Loan Bank term advances	—	30,000
Repurchase agreements	15,000	15,000
Accrued interest payable	677	672
Other liabilities and accrued expenses	8,872	7,263

Total Liabilities	734,256	782,920

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,386,306 issued; 6,219,978 and 6,184,080 shares outstanding, respectively	64	64
Surplus	20,008	20,452
Retained earnings	41,453	40,081
Less: Treasury Stock at cost, 166,328 and 202,226 shares, respectively	(5,565)	(6,309)

	55,960	54,288
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred taxes of ($2,974) and ($2,250), respectively	4,517	3,417
Change in pension liabilities, net of deferred taxes of $1,032 and $1,060, respectively	(1,524)	(1,566)

Total Stockholders’ Equity	58,953	56,139

Total Liabilities and Stockholders’ Equity	$793,209	$839,059

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Interest income:
Loans (including fee income)	$7,323	$6,906	$14,543	$13,763
Mortgage-backed securities	2,816	1,875	5,854	3,476
State and municipal obligations	544	446	1,107	898
U.S. GSE securities	173	260	373	511
Federal funds sold	8	70	9	100
Deposits with banks	—	1	1	4

Total interest income	10,864	9,558	21,887	18,752

Interest expense:
Savings, NOW and money market deposits	903	1,325	1,880	2,902
Certificates of deposit of $100,000 or more	536	523	1,018	1,054
Other time deposits	395	254	755	577
Federal funds purchased and repurchase agreements	101	120	221	231
Federal Home Loan Bank Advances	—	26	1	30

Total interest expense	1,935	2,248	3,875	4,794

Net interest income	8,929	7,310	18,012	13,958
Provision for loan losses	1,400	325	2,300	525

Net interest income after provision for loan losses	7,529	6,985	15,712	13,433

Non interest income:
Service charges on deposit accounts	805	805	1,435	1,504
Fees for other customer services	415	437	741	775
Title fee income	153	317	360	695
Net securities gains	529	—	529	—
Other operating income	23	50	39	81

Total non interest income	1,925	1,609	3,104	3,055

Non interest expense:
Salaries and employee benefits	3,488	3,081	7,100	6,139
Net occupancy expense	566	440	1,148	907
Furniture and fixture expense	253	204	479	410
FDIC assessments	676	64	955	83
Other operating expenses	1,467	1,494	2,857	2,733

Total non interest expense	6,450	5,283	12,539	10,272

Income before income taxes	3,004	3,311	6,277	6,216
Income tax expense	981	1,076	2,045	2,011

Net income	$2,023	$2,235	$4,232	$4,205

Basic earnings per share	$0.33	$0.37	$0.69	$0.69

Diluted earnings per share	$0.33	$0.37	$0.69	$0.69

Comprehensive Income	$1,663	$(583)	$5,374	$3,633

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements Stockholders’ Equity (unaudited)
(In thousands, except per share amounts)

						Accumulated
						Other
	Common		Comprehensive	Retained	Treasury	Comprehensive
	Stock	Surplus	Income	Earnings	Stock	Income	Total
Balance at December 31, 2008	$64	$20,452		$40,081	$(6,309)	$1,851	$56,139
Net income			4,232	4,232			4,232
Proceeds from issuance of common stock					1		1
Stock awards granted		(920)			920		—
Vesting of stock awards		(1)					(1)
Exercise of stock options, including tax benefit		173			165		338
Shares surrendered with the vesting of restricted stock and exercising stock options					(342)		(342)
Share based compensation expense		304					304
Cash dividend declared, $0.46 per share				(2,860)			(2,860)
Other comprehensive income, net of deferred taxes							—
Change in unrealized net gains in securities available for sale, net of deferred tax effects			1,100			1,100	1,100
Adjustment to pension liability, net of deferred taxes			42			42	42

Comprehensive Income			5,374

Balance at June 30, 2009	$64	$20,008		$41,453	$(5,565)	$2,993	$58,953

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Six months ended June 30,	2009	2008
Operating activities:
Net Income	$4,232	$4,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,300	525
Depreciation and amortization	695	594
Amortization and (accretion), net	37	(23)
Share based compensation expense	304	197
SERP expense	140	83
Net securities gains	(529)	—
Decrease (increase) in accrued interest receivable	202	(393)
Increase in other assets	(983)	(1,463)
Increase in accrued and other liabilities	784	2,951

Net cash provided by operating activities	7,182	6,676

Investing Activities:
Purchases of securities available for sale	(21,910)	(99,551)
Purchases of FHLB stock	(19,514)	(21,776)
Purchases of securities held to maturity	(26,113)	(3,783)
Proceeds from sales of securities available for sale	13,087	—
Redemption of FHLB stock	22,109	22,505
Maturities and calls of securities available for sale	27,230	25,215
Maturities of securities held to maturity	22,683	5,234
Principal payments on mortgage-backed securities	35,578	14,072
Net increase in loans	(18,109)	(24,699)
Purchase of premises and equipment	(1,926)	(552)

Net cash provided by (used in) investing activities	33,115	(83,335)

Financing Activities:
Net increase in deposits	40,622	108,886
Net (decrease) increase in federal funds purchased and FHLB overnight borrowings	(60,900)	10,300
Net decrease in FHLB term advances	(30,000)	(10,000)
Net decrease in repurchase agreements	—	(10,000)
Proceeds from issuance of common stock	1	—
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(5)	—
Cash dividends paid	(2,852)	(2,820)

Net cash (used in) provided by financing activities	(53,134)	96,366

Net (decrease) increase in cash and cash equivalents	(12,837)	19,707
Cash and cash equivalents at beginning of period	28,885	14,348

Cash and cash equivalents at end of period	$16,048	$34,055

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$3,870	$4,822
Income tax	$1,205	$2,030

Noncash investing and financing activities:
Securities which settled in the subsequent period	$—	$3,000
Dividends declared and unpaid at end of period	$1,431	$1,413
See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

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
The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Computation of Per Share Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Income	$2,023	$2,235	$4,232	$4,205

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,091	6,076	6,090	6,076
Weighted Average Common Equivalent Shares Outstanding	30	18	19	18

Weighted Average Common and Equivalent Shares Outstanding	6,121	6,094	6,109	6,094

Basic Earnings per Share	$0.33	$0.37	$0.69	$0.69
Diluted Earnings per Share	$0.33	$0.37	$0.69	$0.69
There were approximately 55,505 and 61,705 options outstanding at June 30, 2009 and June 30, 2008, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were approximately 17,500 and 59,070 shares of unvested restricted stock at June 30, 2009 and June 30, 2008, respectively, that were not included in the computation of diluted earnings per share because they were antidilutive.

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
For the six months ended June 30, 2009 and June 30, 2008, the Company did not repurchase any of its common shares. At June 30, 2009, 167,041 shares were available for repurchase under the Board approved program.
4. STOCK BASED COMPENSATION PLANS
The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this plan under FAS 123(R).
No new grants of stock options were awarded during the six months ended June 30, 2009 and June 30, 2008. Compensation expense attributable to stock options was $10,000 and $21,000 for the three months and six months ended June 30, 2009, respectively, and $10,000 and $18,000 for the three months and six months ended June 30, 2008, respectively.
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the second quarter of 2009 and 2008 was $175,000 and $0, respectively. The intrinsic value of options outstanding and exercisable at June 30, 2009 and June 30, 2008 was $149,000 and $225,000, respectively.
A summary of the status of the Company’s stock options as of and for the six months ended June 30, 2009 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, December 31, 2008	81,205	$22.67
Granted	—	—
Exercised	(19,400)	$17.40
Forfeited	—	—
Expired	—	—

Outstanding, June 30, 2009	61,805	$24.32	6.35 years	$187,111
Vested or expected to vest	58,250	$24.27	6.28 years	$180,106
Exercisable, June 30, 2009	41,995	$23.86	5.96 years	$149,060

	Number of	Exercise
Range of Exercise Prices	Options	Price
	1,800	$12.53
	4,500	$15.47
	5,659	$24.00
	44,443	$25.25
	3,000	$26.55
	2,403	$30.60

	61,805
During the six months ended June 30, 2009 and June 30, 2008, restricted stock awards of 29,392 shares and 42,470 shares were granted, respectively. These awards vest over five years with a third vesting after three years, four years and five years from the date of grant. Compensation expense attributable to restricted stock awards was $134,000 and $272,000 for the three months and six months ended June 30, 2009, respectively, and $107,000 and $177,000 for the three months and six months ended June 30, 2008, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the six months ended June 30, 2009 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2008	95,570	$21.55
Granted	29,392	$18.99
Vested	(500)	$26.55
Forfeited	—	—

Unvested, June 30, 2009	124,462	$20.93

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded an expense of approximately $11,000 for the three and six months ended June 30, 2009.
5. SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:

U.S. GSE securities	$23,555	$208	$(43)	$23,720
State and municipal obligations	41,811	1,219	(42)	42,988
Mortgage-backed securities and collateralized mortgage obligations	189,420	6,181	(32)	195,569

Total available for sale	254,786	7,608	(117)	262,277

Held to maturity:
State and municipal obligation	27,576	82	(117)	27,541
Mortgage-backed securities and collateralized mortgage obligations	16,047	589	—	16,636

Total held to maturity	43,623	671	(117)	44,177

Total securities	$298,409	$8,279	$(234)	$306,454

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:

U.S. GSE securities	$29,855	$306	$(27)	$30,134
State and municipal obligations	47,848	840	(100)	48,588
Mortgage-backed securities and collateralized mortgage obligations	227,325	4,731	(83)	231,973

Total available for sale	305,028	5,877	(210)	310,695

Held to maturity:
State and municipal obligation	24,153	68	(4)	24,217
Mortgage-backed securities and collateralized mortgage obligations	19,291	382	—	19,673

Total held to maturity	43,444	450	(4)	43,890

Total securities	$348,472	$6,327	$(214)	$354,585

The following table sets forth the fair value, amortized costs and maturities at June 30, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$7,912	$8,028
One to five years	49,227	50,209
Five to ten years	47,914	49,147
Beyond ten years	149,733	154,893

Total	$254,786	$262,277

Held to maturity:
Within one year	$9,331	$9,379
One to five years	17,716	17,641
Five to ten years	529	521
Beyond ten years	16,047	16,636

Total	$43,623	$44,177

Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months		Total
June 30, 2009		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$8,718	$43	$—	$—	$8,718	$43
State and municipal obligations	1,416	15	722	27	2,138	42
Mortgage-backed securities and collateralized mortgage obligations	1,363	32	—	—	1,363	32

Total available for sale	$11,497	$90	$722	$27	$12,219	$117

Held to maturity:
State and municipal obligations	$11,628	$117	$—	$—	$11,628	$117
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	—	—

Total held to maturity	$11,628	$117	$—	$—	$11,628	$117

	Less than 12 months		Greater than 12 months		Total
December 31, 2008		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses	Fair Value	losses

Available for sale:
U.S. GSE securities	$4,319	$27	$—	$—	$4,319	$27
State and municipal obligations	2,160	51	701	49	2,861	100
Mortgage-backed securities and collateralized mortgage obligations	17,224	64	1,529	19	18,753	83

Total available for sale	$23,703	$142	$2,230	$68	$25,933	$210

Held to maturity:
State and municipal obligations	$3,996	$4	$—	$—	$3,996	$4
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	—	—

Total held to maturity	$3,996	$4	$—	$—	$3,996	$4

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
At June 30, 2009, the majority of unrealized losses are related to the Company’s State and municipal obligations. The securities represent New York State and local municipalities with underlying ratings of A or better and include municipal bond insurance. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
Proceeds from sales and calls of securities available for sale were $12.6 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively. Proceeds from sales and calls of securities available for sale were $32.6 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $0.5 million were realized on these sales during the three and six months ended June 30, 2009. There were no securities gains or losses during the three and six months ended June 30, 2008.
Securities having a fair value of approximately $151.4 million and $276.0 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Bank did not hold any trading securities during the six months ended June 30, 2009 or the year ended December 31, 2008.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock. FHLB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned approximately $1.2 million in FHLB and FRB stock at June 30, 2009 and $3.8 million at December 31, 2008, respectively and reported these amounts as restricted securities in the consolidated balance sheets.
6. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards (“SFAS”) No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
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

Assets and Liabilities Measured on a Recurring Basis:

		Fair Value Measurements at
		June 30, 2009 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities

U.S. GSE securities	$23,720		$23,720
State and municipal obligations	42,988		42,988
Mortgage-backed securities and collateralized mortgage obligations	195,569		195,569

Total available for sale	$262,277		$262,277

		Fair Value Measurements at
		December 31, 2008 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities

U.S. GSE securities	$30,134		$30,134
State and municipal obligations	48,588		48,588
Mortgage-backed securities and collateralized mortgage obligations	231,973		231,973

Total available for sale	$310,695		$310,695

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
Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of June 30, 2009 and December 31, 2008.
The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$12,382	$12,382	$24,744	$24,744
Interest bearing deposits with banks	3,666	3,666	4,141	4,141
Securities available for sale	262,277	262,277	310,695	310,695
Securities restricted	1,205	—	3,800	—
Securities held to maturity	43,623	44,176	43,444	43,890
Loans, net	441,539	450,458	425,730	437,265
Accrued interest receivable	3,424	3,424	3,626	3,626

Financial liabilities:
Demand and other deposits	699,707	701,186	659,085	660,176
Federal funds purchased and Federal Home Loan Bank overnight borrowings	10,000	9,998	70,900	70,882
Federal Home Loan Bank term advances	—	—	30,000	29,998
Repurchase agreements	15,000	16,014	15,000	15,368
Accrued interest payable	677	677	672	672

7. LOANS
The following table sets forth the major classifications of loans:

(In thousands)	June 30, 2009	December 31, 2008

Commercial real estate mortgage loans	$217,797	$199,156
Residential real estate mortgage loans	141,351	139,342
Commercial, financial, and agricultural loans	67,167	63,468
Installment/consumer loans	10,912	11,081
Real estate-construction loans	9,087	16,370

Total loans	446,314	429,417
Net deferred loan costs and fees	248	266

	446,562	429,683
Allowance for loan losses	(5,023)	(3,953)

Net loans	$441,539	$425,730

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
Nonaccrual loans at June 30, 2009 and December 31, 2008 were $2.3 million and $3.1 million, respectively. There were no loans 90 days or more past due that were still accruing at June 30, 2009 and December 31, 2008.
As of June 30, 2009 and December 31, 2008, the Company had impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — An Amendment of FASB Statement No. 5 and 15” (“SFAS 114”) of $4.8 million and $5.7 million, respectively. Impaired loans include individually classified nonaccrual loans and trouble debt restructured (“TDR”) loans. Recognition of interest income on impaired loans is discontinued when reasonable doubt exists as to the ultimate collectability of the interest and principal of the loan. The TDR loans of $3.2 million at June 30, 2009 and December 31, 2008 are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The average recorded investment in the impaired loan during the six months ended June 30, 2009 was $5.7 million and was $0.8 million for the year ended December 31, 2008. There were no impaired loans as of June 30, 2008. At June 30, 2009 and December 31, 2008, there was no specifically allocated allowance for loan losses related to impaired loans.
The Bank had no foreclosed real estate at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.
8. ALLOWANCE FOR LOAN LOSSES
The Company monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at June 30, 2009 and December 31, 2008, the Company determined the allowance for loan losses to be adequate.

The following table sets forth changes in the allowance for loan losses:

	For the Six Months Ended		For the Year Ended
(In thousands)	June 30, 2009	June 30, 2008	December 31, 2008
Beginning balance	$3,953	$2,954	$2,954
Provision for loan loss	2,300	525	2,000
Net charge-offs	(1,230)	(155)	(1,001)

Ending balance	$5,023	$3,324	$3,953

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
The Company made a $400,000 contribution to the pension plan during the six months ended June 30, 2009. There were no contributions made to the SERP during the six months ended June 30, 2009. The Company does not anticipate making any additional contributions to the pension plan or the SERP through the end of the year.
The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.
The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended June 30,				Six months ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$120	$110	$40	$18	$238	$220	$80	$35
Interest cost	80	70	15	12	158	139	29	24
Expected return on plan assets	(129)	(124)	—	—	(256)	(247)	—	—
Amortization of net loss	22	—	3	—	44	—	7	—
Amortization of unrecognized prior service cost	2	2	—	—	4	4	—	—
Amortization of unrecognized transition obligation	—	—	7	6	—	—	14	13

Net periodic benefit cost	$95	$58	$65	$36	$188	$116	$130	$72

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
At June 30, 2009, December 31, 2008 and June 30, 2008 securities sold under agreements to repurchase totaled $15.0 million and were secured by mortgage-backed securities with a carrying amount of $21.5 million, $23.4 million and $21.5 million, respectively.
Securities sold under agreements to repurchase are financing arrangements with $5.0 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company.

Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the six months ended		For the year ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	December 31, 2008
Average daily balance	$15,000	$11,346	$13,183
Average interest rate	2.34%	2.27%	2.39%
Maximum month-end balance	$15,000	$15,000	$15,000
Weighted average interest rate	2.34%	2.27%	2.39%
11. FEDERAL HOME LOAN BANK ADVANCES AND OVERNIGHT BORROWINGS
As of June 30, 2009, there were no term advances or overnight borrowings outstanding from the Federal Home Loan Bank. As of December 31, 2008, there was one term advance from the Federal Home Loan Bank for $30.0 million with a fixed interest rate of 0.49% that matured in January 2009. The term advance was payable at its maturity date and was subject to a prepayment penalty. The term advance was collateralized by $35.3 million of mortgage-backed securities as of December 31, 2008. In addition to the term advance, there was $34.9 million of overnight borrowings from the Federal Home Loan Bank outstanding as of December 31, 2008. The overnight borrowings were collateralized by $15.8 million of securities and a blanket lien on residential mortgages as of December 31, 2008. As of June 30, 2008 there was $17.3 million of overnight borrowings outstanding from the Federal Home Loan Bank. The overnight borrowings were collateralized by a blanket lien on residential mortgages as of June 30, 2008.
12. SUBSEQUENT EVENTS
As defined in FAS 165, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. The Company has evaluated subsequent events through August 6, 2009, which is the date that the Company’s financial statements are being issued.

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
Quarterly Highlights
•
Net income of $2.0 million or $.33 per diluted share, including an expense of $.4 million or $.04 per diluted share for a FDIC special assessment for the second quarter of 2009, as compared to net income of $2.2 million or $.37 per diluted share for the second quarter in 2008.

•	Returns on average assets and equity of .99% and 14.72%, respectively, which includes the effect of the FDIC special assessment.
•	Net interest income increased to $8.9 million for the second quarter of 2009 compared to $7.3 million in 2008.
•	A net interest margin of 4.78% for the second quarter of 2009 compared to 4.76% for 2008.
•	Total loans at June 30, 2009 of $446.6 million, an increase of $16.9 million or 3.9% over December 31, 2008 and an increase of $46.8 million or 11.7% over June 30, 2008.
•	Total assets of $793.2 million at June 30, 2009, a decrease of $45.9 million or 5.5% compared to December 31, 2008 and an increase of $83.0 million or 11.7% compared to June 30, 2008.
•	Deposits of $699.7 million, an increase of $40.6 million or 6.2% over December 31, 2008 and an increase of $81.9 million or 13.3% compared to June 30, 2008 levels.
•	The opening of a 15th branch, in Shirley, NY.
•	The addition of the Company’s shares to the Russell 3000® stock market index.
•	Announced a Dividend Reinvestment Plan and declared quarterly dividend of $.23 per share.
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

Significant Events
On February 27, 2009, the FDIC issued a final rule, effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. In May 2009, the FDIC issued a final rule to impose an emergency special assessment of 5 basis points on all banks based on their total assets less tier one capital as of June 30, 2009. The special assessment is payable on September 30, 2009. During the second quarter of 2009, the Company recorded an expense of $375,000 related to the FDIC special assessment.
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
Growth and service strategies have the potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2007, the Bank has opened four new branches. In January 2007, the Bank opened in the Village of Southampton; in February 2007, in Cutchogue; and in September 2007, the Bank opened a new branch in Wading River. In April 2009, the Bank opened a new branch in Shirley, New York. The opening of the branch facilities in Wading River and Shirley, move the Bank geographically westward and demonstrate our commitment to traditional growth through branch expansion.
In April 2008, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) and expects that the opening of the new full service branch facility in the Village of East Hampton will be a fourth quarter 2009 event. In addition, in November 2008, the Bank received OCC approval to open a branch in Deer Park, New York, and the Bank anticipates opening the location during the fourth quarter of 2009. In July 2009, the Company received OCC approval to open a new branch in Center Moriches, New York.
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

Critical Accounting Policies
Allowance for Loan Losses
We consider the accounting policy on the allowance for loan losses to be the most critical and requires complex management judgment as discussed below. The judgments made regarding the allowance for loan losses can have a material effect on the results of operations of the Company.
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
Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, an Amendment of SFAS No. 114.” Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. These assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.
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
The Classification Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2009, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Comparison of Operating Results
Net Income
Net income for the three months ended June 30, 2009 was $2.0 million or $0.33 per diluted share as compared to $2.2 million or $0.37 per diluted share for the same period in 2008. Changes for the three months ended June 30, 2009 compared to June 30, 2008 include: (i) $1.6 million or 22.1% increase in net interest income; (ii) $0.3 million or 19.6% increase in total non interest income as a result of net securities gains of $0.5 million, partially offset by lower fee income for customer services and lower title insurance revenues; (iii) $1.2 million or 22.1% increase in total non interest expenses, primarily due to a $0.4 million increase in salaries and employee benefits related to increased staffing and greater incentive based compensation, a $0.6 million increase in other operating expenses primarily related to higher FDIC insurance premiums including the special assessment of $0.4 million and higher occupancy costs associated with new branches. In addition, a provision for loan losses of $1.4 million was recorded this quarter due to the continued growth of our loan portfolio as well as our assessment of risk factors considering the weakening economic environment and overall industry trends. Non interest income for the three months ended June 30, 2008 did not include any net securities losses. The effective income tax rate was 32.7% for the quarter ended June 30, 2009 compared to 32.5% for the same period last year.
Net income was unchanged at $4.2 million or $0.69 per diluted share for the six months ended June 30, 2009 and 2008, however the following fluctuations did occur: (i) $4.1 million or 29.0% increase in net interest income; (ii) a provision for loan losses of $2.3 million was recorded in 2009 compared to $0.5 million in 2008 due to the continued growth of our loan portfolio and changes in economic conditions, (iii) $49,000 or 1.6% increase in total non interest income as a result of net securities gains of $0.5 million partially offset by lower service charges on deposit accounts and fees on customer services and lower title insurance income and merchant income, and (iv) $2.3 million or 22.1% increase in total non interest expenses, primarily due to a $1.0 million increase in salaries and employee benefits related to higher staff levels associated with expanding the Company’s infrastructure and the opening of new branch offices and higher incentive based compensation, and a $1.0 million increase in other operating expenses primarily related to higher FDIC insurance premiums related to growth in deposits, higher rates and the special assessment. The effective income tax rate increased to 32.6% from 32.4% for the same period last year.
Analysis of Net Interest Income
Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.
The following tables set forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include nonaccrual loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Three months ended June 30,	2009			2008
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$441,236	$7,323	6.66%	$393,886	$6,906	7.05%
Mortgage-backed securities	226,806	2,816	4.98	153,366	1,875	4.92
Tax exempt securities (1)	70,090	836	4.78	52,695	653	4.98
Taxable securities	21,141	173	3.28	22,207	260	4.71
Federal funds sold	10,618	8	0.30	13,438	70	2.10
Deposits with banks	3,601	—	—	128	1	3.14

Total interest earning assets	773,492	11,156	5.79	635,720	9,765	6.18
Non interest earning assets:
Cash and due from banks	14,217			16,330
Other assets	29,322			26,494

Total assets	$817,031			$678,544

Interest bearing liabilities:
Savings, NOW and money market deposits	$374,189	$903	0.97%	$304,329	$1,325	1.75%
Certificates of deposit of $100,000 or more	83,430	536	2.58	62,202	523	3.38
Other time deposits	69,095	395	2.29	32,846	254	3.11
Federal funds purchased and repurchase agreements	32,593	101	1.24	20,773	120	2.32
Federal Home Loan Bank term advances	—	—	—	4,615	26	2.27

Total interest bearing liabilities	559,307	1,935	1.39	424,765	2,248	2.13
Non interest bearing liabilities:
Demand deposits	196,522			196,945
Other liabilities	6,088			4,347

Total liabilities	761,917			626,057
Stockholders’ equity	55,114			52,487

Total liabilities and stockholders’ equity	$817,031			$678,544

Net interest income/interest rate spread (2)		9,221	4.40%		7,517	4.05%

Net interest earning assets/net interest margin (3)	$214,185		4.78%	$210,955		4.76%

Ratio of interest earning assets to interest bearing liabilities			138.29%			149.66%

Less: Tax equivalent adjustment		(292)			(207)

Net interest income		$8,929			$7,310

(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest earning assets.

Six months ended June 30,	2009			2008
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$435,233	$14,543	6.74%	$386,136	$13,763	7.17%
Mortgage-backed securities	234,825	5,854	5.03	142,425	3,476	4.91
Tax exempt securities (1)	70,076	1,700	4.89	53,013	1,328	5.04
Taxable securities	18,519	373	4.06	22,762	511	4.51
Federal funds sold	6,059	9	0.30	8,743	100	2.30
Deposits with banks	3,019	1	0.07	153	4	5.26

Total interest earning assets	767,731	22,480	5.90	613,232	19,182	6.29
Non interest earning assets:
Cash and due from banks	13,982			16,473
Other assets	28,790			26,826

Total assets	$810,503			$656,531

Interest bearing liabilities:
Savings, NOW and money market deposits	$370,823	$1,880	1.02%	$299,122	$2,902	1.95%
Certificates of deposit of $100,000 or more	81,759	1,018	2.51	58,878	1,054	3.60
Other time deposits	64,574	755	2.36	34,039	577	3.41
Federal funds purchased and repurchase agreements	42,610	221	1.05	17,735	231	2.62
Federal Home Loan Bank term advances	166	1	1.21	2,473	30	2.44

Total interest bearing liabilities	559,932	3,875	1.40	412,247	4,794	2.34
Non interest bearing liabilities:
Demand deposits	189,899			186,610
Other liabilities	5,295			4,439

Total liabilities	755,126			603,296
Stockholders’ equity	55,377			53,235

Total liabilities and stockholders’ equity	$810,503			$656,531

Net interest income/interest rate spread (2)		18,605	4.50%		14,388	3.95%

Net interest earning assets/net interest margin (3)	$207,799		4.89%	$200,985		4.72%

Ratio of interest earning assets to interest bearing liabilities			137.11%			148.75%

Less: Tax equivalent adjustment		(593)			(430)

Net interest income		$18,012			$13,958

(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2009 Over 2008			2009 Over 2008
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:

Loans, net (including loan fee income)	$2,407	$(1,990)	$417	$2,785	$(2,005)	$780
Mortgage-backed securities	917	24	941	2,292	86	2,378
Tax exempt securities (1)	351	(168)	183	483	(111)	372
Taxable securities	(12)	(75)	(87)	(90)	(48)	(138)
Federal funds sold	(12)	(50)	(62)	(24)	(67)	(91)
Deposits with banks	3	(4)	(1)	12	(15)	(3)

Total interest earning assets	3,654	(2,263)	1,391	5,458	(2,160)	3,298

Interest expense on interest bearing liabilities:

Savings, NOW and money market deposits	1,474	(1,896)	(422)	1,518	(2,540)	(1,022)
Certificates of deposit of $100,000 or more	598	(585)	14	701	(737)	(36)
Other time deposits	548	(407)	140	665	(487)	178
Federal funds purchased and repurchase agreements	237	(256)	(19)	384	(394)	(10)
Federal Home Loan Bank Advances	(13)	(13)	(26)	(19)	(10)	(29)

Total interest bearing liabilities	2,844	(3,157)	(313)	3,249	(4,168)	(919)

Net interest income	$810	$894	$1,704	$2,209	$2,008	$4,217

(1)	The above table is presented on a tax equivalent basis.
Analysis of Net Interest Income for the Three Months ended June 30, 2009 and June 30, 2008
Net interest income was $8.9 million for the three months ended June 30, 2009 compared to $7.3 million for the same period in 2008, an increase of $1.6 million or 22.1%. Net interest margin improved to 4.78% for the quarter ended June 30, 2009 as compared to 4.76% for the quarter ended June 30, 2008. This increase was primarily the result of an increase in average interest earnings assets of $137.8 million and the decrease in the cost of the average total interest bearing liabilities being greater than the decrease in the yield on average total interest earning assets. The cost of interest bearing liabilities decreased approximately 74 basis points during the second quarter of 2009 compared to 2008, which was partly offset by a decrease in yields of approximately 39 basis points on interest earning assets.
For the three months ended June 30, 2009, average loans grew by $47.4 million or 12.0% to $441.2 million as compared to $393.9 million for the same period in 2008. Real estate mortgage loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.
For the three months ended June 30, 2009, average total investments increased by $89.7 million or 39.3% to $318.0 million as compared to $228.3 million for the three months ended June 30, 2008. Average federal funds sold decreased to $10.6 million or 20.9% for the three months ended June 30, 2009 from $13.4 million in 2008. The decrease in the average federal funds sold for the three months ended June 30, 2009 was primarily due to growth in the average investments.

Average total interest bearing liabilities totaled $559.3 million for the three months ended June 30, 2009 compared to $424.8 million for the same period in 2008. During the three months ended June 30, 2009, the Bank reduced interest rates on deposit products in response to the reductions in the federal funds and discount rate by the Federal Reserve and the prudent management of deposit pricing. The reduction in deposit rates along with lower borrowing costs resulted in a decrease in the cost of interest bearing liabilities from 2.13% for the three months ended June 30, 2008 to 1.39% for the same period in 2009. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, a decrease in short term interest rates initially result in an increase in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.
For the three months ended June 30, 2009, average total deposits increased by $126.9 million or 21.3% to $723.2 million as compared to average total deposits of $596.3 million for the same period in 2008. Components of this increase include an increase in average balances in savings, NOW and money market accounts of $69.9 million or 23.0% to $374.2 million for the three months ended June 30, 2009 compared to $304.3 million for the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits increased $57.5 million or 60.5% to $152.5 million for 2009 as compared to 2008. Average public fund deposits comprised 19.1% of total average deposits during the three months ended June 30, 2009 and 22.0% of total average deposits for the same period in 2008. Average federal funds purchased and repurchase agreements and average Federal Home Loan Bank advances increased $7.2 million to $32.6 million for the three months ended June 30, 2009 as compared to $25.4 million for the same period in the prior year.
Total interest income increased $1.3 million or 13.7% to $10.9 million for the three months ended June 30, 2009 from $9.6 million for the same period in 2008. Interest income on loans increased $0.4 million or 6.0% to $7.3 million in 2009 compared to $6.9 million in 2008 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 6.7% for 2009 as compared to 7.1% in 2008.
Interest income on investment in mortgage-backed, taxable and tax exempt securities increased $0.9 million to $3.5 million for the three months ended June 30, 2009 compared to $2.6 million for the same period in 2008. Interest income on securities included net amortization of premium of $46,000 in the 2009 period compared to accretion of discounts of $22,000 for the same period in 2008. The tax adjusted average yield on total securities decreased to 4.8% in 2009 from 4.9% in 2008.
Interest expense decreased $0.3 million or 13.9% to $1.9 million for the three months ended June 30, 2009 compared to $2.2 million for the same period in 2008. The decrease in interest expense in 2009 resulted from the Federal Reserve reducing the targeted federal funds rate and discount rate at 0.25% and 0.50%, respectively and the prudent management of deposit pricing which was partially offset by the growth in average balances for deposits and borrowings.
Analysis of Net Interest Income for the Six Months ended June 30, 2009 and June 30, 2008
Net interest income was $18.0 million for the six months ended June 30, 2009 compared to $14.0 million for the same period in 2008, an increase of $4.0 million or 29.0%. Net interest margin improved to 4.89% for the six months ended June 30, 2009 as compared to 4.72% for the same period in 2008. This increase was primarily the result of an increase in average interest earnings assets of $154.5 million and the decrease in the cost of the average total interest bearing liabilities being greater than the decrease in the yield on average total interest earning assets. The cost of interest bearing liabilities decreased approximately 94 basis points during the six months ended June 30, 2009 compared to 2008, which was partly offset by a decrease in yields of approximately 39 basis points on interest earning assets.
For the six months ended June 30, 2009, average loans grew by $49.1 million or 12.7% to $435.2 million as compared to $386.1 million for the same period in 2008. Real estate mortgage loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.
For the six months ended June 30, 2009, average total investments increased by $105.2 million or 48.2% to $323.4 million as compared to $218.2 million for the same period in 2008. Average federal funds sold decreased to $6.1 million or 30.7% for the six months ended June 30, 2009 from $8.7 million in 2008. The decrease in the average federal funds sold for the three months ended June 30, 2009 was primarily due to growth in the average investments.
Average total interest bearing liabilities totaled $559.9 million for the six months ended June 30, 2009 compared to $412.2 million for the same period in 2008. During the six months ended June 30, 2009, the Bank reduced interest rates on deposit products in response to the reductions in the federal funds and discount rate by the Federal Reserve and the prudent management of deposit pricing. The reduction in deposit rates along with lower borrowing costs resulted in a decrease in the cost of interest bearing liabilities from 2.34% for the six months ended June 30, 2008 to 1.40% for the same period in 2009. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, a decrease in short term interest rates initially result in an increase in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the six months ended June 30, 2009, average total deposits increased by $128.5 million or 22.2% to $707.1 million as compared to average total deposits of $578.6 million for the same period in 2008. Components of this increase include an increase in average balances in savings, NOW and money market accounts of $71.7 million or 24.0% to $370.8 million for the six months ended June 30, 2009 compared to $299.1 million for the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits increased $53.4 million or 57.5% to $146.3 million for 2009 as compared to $92.9 million in 2008. Average public fund deposits comprised 20.7% of total average deposits during the six months ended June 30, 2009 and 23.2% of total average deposits for the same period in 2008. Average federal funds purchased and repurchase agreements and average Federal Home Loan Bank advances increased $22.6 million to $42.8 million for the six months ended June 30, 2009 as compared to $20.2 million for the same period in the prior year.
Total interest income increased $3.1 million or 16.7% to $21.9 million for the six months ended June 30, 2009 from $18.8 million for the same period in 2008. Interest income on loans increased $0.8 million or 5.7% to $14.5 million in 2009 compared to $13.8 million in 2008 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 6.7% for 2009 as compared to 7.2% in 2008.
Interest income on investment in mortgage-backed, taxable and tax exempt securities increased $2.4 million to $7.3 million for the six months ended June 30, 2009 compared to $4.9 million for the same period in 2008. Interest income on securities included net amortization of premium of $37,000 in the 2009 period compared to accretion of discounts of $23,000 for the same period in 2008. The tax adjusted average yield on total securities stayed flat at 4.9% for the six months ended June 30, 2009 and 2008, respectively.
Interest expense decreased $0.9 million or 19.2% to $3.9 million for the six months ended June 30, 2009 compared to $4.8 million for the same period in 2008. The decrease in interest expense in 2009 resulted from the Federal Reserve reducing the targeted federal funds rate and discount rate to 0.25% and 0.50%, respectively and the prudent management of deposit pricing which was partially offset by the growth in average balances for deposits and borrowings.
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
The performance of the loan portfolio remained strong for the three months ended June 30, 2009. Non performing assets were $2.3 million at June 30, 2009 compared to $3.1 million at December 31, 2008 and $0.8 million at June 30, 2008 representing 0.52% of total loans at June 30, 2009 compared to 0.71% at December 31, 2008 and 0.19% at June 30, 2008. As of June 30, 2009 and December 31, 2008, the Company had impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — An Amendment of FASB Statement No. 5 and 15” (“SFAS 114”) of $4.8 million and $5.7 million, respectively. Impaired loans include individually classified nonaccrual loans and trouble debt restructured (“TDR”) loans. Recognition of interest income on impaired loans is discontinued when reasonable doubt exists as to the ultimate collectability of the interest and principal of the loan. The TDR loans of $3.2 million at June 30, 2009 and December 31, 2008 are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The average recorded investment in the impaired loan during the six months ended June 30, 2009 was $5.7 million and was $0.8 million for the year ended December 31, 2008. There were no impaired loans as of June 30, 2008. At June 30, 2009 and December 31, 2008, there was no specifically allocated allowance for loan losses related to impaired loans.
The Bank had no foreclosed real estate at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.
Loans of approximately $15.3 million or 3.4% of total loans at June 30, 2009 were classified as potential problem loans compared to $12.1 million or 2.7% at March 31, 2009, $3.5 million or 0.8% at December 31, 2008 and $12.3 million or 3.1% at June 30, 2008. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, we do not expect to sustain a loss on these relationships.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in our loan portfolio, and the net charge-offs, a provision for loan losses of $1.4 million and $2.3 million was recorded during the three and six months ended June 30, 2009 compared to a provision for loan loss of $0.3 million and $0.5 million that was recorded during the same periods in 2008. The Bank recognized net charge-offs in the amount of $1.2 million for the six months ended June 30, 2009 as compared to $0.2 million for the same period in 2008. The allowance for loan losses increased to $5.0 million at June 30, 2009, as compared to $4.0 million at December 31, 2008 and $3.3 million at June 30, 2008. As a percentage of total loans, the allowance increased to 1.12% at June 30, 2009 compared to 0.92% at December 31, 2008 and 0.83% at June 30, 2008. Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.
Non Interest Income
Total non interest income increased $0.3 million or 19.6% to $1.9 million for the three months ended June 30, 2009 compared to $1.6 million for the same period in 2008. Net securities gains were $0.5 million for the three months ended June 30, 2009. There were no net securities gains or losses for the three months ended June 30, 2008. Service charges on deposit accounts remained at $0.8 million for the three months ended June 30, 2009 and 2008. Fees for other customer services were $0.4 million for the three months ended June 30, 2009 and 2008, respectively. Title fee income related to Bridge Abstract decreased $164,000 or 51.7% to $153,000 for the three months ended June 30, 2009 compared to $317,000 for the same period in 2008.
Total non interest income increased during the six months ended June 30, 2009 by $49,000 or 1.6% from the same period last year. Net securities gains were $0.5 million for the six months ended June 30, 2009. There were no net securities gains or losses for the six months ended June 30, 2008. Fees for other customer services totaled $0.7 million and service charges on deposit accounts totaled $1.4 million for the six months ended June 30, 2009, compared to $0.8 million and $1.5 million, respectively, from the same period in 2008. The decline in service charges on deposit accounts represents lower overdraft fees. Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $0.4 million during the six months ended June 30, 2009 compared to $0.7 million for the same period in 2008. The decrease was attributable to a decline in the number and value of transactions processed by the subsidiary. Other operating income for the six months ended June 30, 2009 totaled $39,000, a decrease of $42,000 from $81,000 for the six months ended June 30, 2008. The decline represents lower check book fees and bank rental income.
Non Interest Expense
Total non interest expense increased $1.2 million or 22.1% to $6.5 million during the three months ended June 30, 2009 over the same period in 2008. The primary components of these increases were higher salaries and employee benefits, net occupancy expense, furniture and fixture expense and FDIC assessments. Salary and benefit expense increased $0.4 million or 13.2% to $3.5 million for the three months ended June 30, 2009 from $3.1 million for the same periods in 2008. The increase reflects filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, and related employee benefit costs. Net occupancy expense increased $126,000 or 28.6% to $566,000 for the three months ended June 30, 2009 from $440,000 for the same periods in 2008. Higher net occupancy expenses were due to increases in maintenance and supplies, and rent expense related to the new branch offices in 2009 as well as annual rent increases in other branch locations. Furniture and fixture expense increased $49,000 or 24.0% to $253,000 for the three months ended June 30, 2009 from $204,000 for the same period in 2008. The increase in furniture and fixture expense in 2009 relates primarily to the new branches. FDIC assessments increased $0.6 million to $0.7 million for the three months ended June 30, 2009 from $0.1 million for the same period in 2008. The increase during 2009 was due to growth in deposits, higher rates, and a special assessment of $0.4 million.
Total non interest expense increased $2.2 million or 22.1% to $12.5 million during the six months ended June 30, 2009 from $10.3 million for the same period in 2008. The primary components of these increases were higher salaries and employee benefits, net occupancy expense, furniture and fixture expense and FDIC assessments. Salary and benefit expense increased $1.0 million or 15.7% to $7.1 million for the six months ended June 30, 2009 from $6.1 million for the same period in 2008. The increases in salary and benefits reflect base salary increases for staff, filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, increases in incentive based compensation and an increase in employee benefit costs, particularly related to pension and SERP expense. Net occupancy expense increased $0.2 million or 26.6% to $1.1 million for the six months ended June 30, 2009 from $0.9 million for the same period in 2008. Higher net occupancy expenses were due to increases in maintenance and supplies, and rent expense related to the new branch offices in 2009 as well as annual rent increases in other branch locations. Furniture and fixture expense increased $0.1 million or 16.8% to $0.5 million for the six months ended June 30, 2009 from $0.4 million for the same period in 2008. The increase in furniture and fixture expense in 2009 relates primarily to the new branches. FDIC assessments increased $0.9 million to $1.0 million for the six months ended June 30, 2009 from $0.1 million for the same period in 2008. The increase during 2009 was due to growth in deposits, higher rates, and a special assessment of $0.4 million.

Income Taxes
The provision for income taxes decreased $0.1 million to $1.0 million during the three months ended June 30, 2009 from $1.1 million for the same period in 2008 due to lower income before income taxes. The effective tax rate for the three months ended June 30, 2009 increased to 32.7% from 32.5% for the same period last year. For the six months ended June 30, 2009 and 2008, the provision for income taxes remained at $2.0 million. The effective tax rate for the six months ended June 30, 2009 increased to 32.6% from 32.4% for the same period in 2008.
Financial Condition
Assets totaled $793.2 million at June 30, 2009, a decrease of $45.9 million or 5.5% from $839.1 million at December 31, 2008. This change is primarily a result of a decrease in total securities of $48.2 million or 13.6% due to maturities, principal payments and the sale of $12.6 million of mortgage backed securities as well as a decrease in cash and cash equivalents of $12.8 million or 44.4% which was partially offset by increases in total loans of $16.9 million or 3.9%. Total deposits grew $40.6 million to $699.7 million at June 30, 2009, compared to $659.1 million at December 31, 2008. Demand deposits increased $24.9 million to $206.1 million compared to $181.2 million at December 31, 2008. Savings, NOW and money market deposits decreased $3.0 million to $341.9 million at June 30, 2009 from $344.9 million at December 31, 2008. Certificates of deposit of $100,000 or more and other time deposits also increased $18.7 million or 14.1%. The increase in deposits and the decline in the investment portfolio resulted in a decrease in borrowings at June 30, 2009. Federal funds purchased and Federal Home Loan Bank overnight borrowings decreased $60.9 million to $10.0 million at June 30, 2009 compared to $70.9 million at December 31, 2008. There were no Federal Home Loan Bank term advances outstanding at June 30, 2009 compared to $30.0 million at December 31, 2008. Accrued interest payable and other liabilities increased $1.6 million to $9.5 million at June 30, 2009 from $7.9 million at December 31, 2008. The increase in other liabilities at June 30, 2009 relates to an increase in accrued taxes payable and an increase in deferred tax liabilities as a result of higher unrealized gains on the security portfolio.
Total stockholders’ equity was $59.0 million at June 30, 2009, an increase of $2.8 million or 5.0% from December 31, 2008, primarily due to net income of $4.2 million and an increase in net unrealized gains on securities of $1.1 million, partially offset by the declaration of dividends totaling $2.9 million.
In April 2009, the Company announced a dividend reinvestment plan effective with the second quarter 2009 dividend. In June 2009, the Company declared a quarterly dividend of $0.23 per share. The Company continues its long term trend of uninterrupted dividends.
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
The Holding Company’s principal sources of liquidity included cash and cash equivalents of $5.9 million as of June 30, 2009, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2009, the Bank declared and paid $4.5 million in cash dividends to the Company. At June 30, 2009, the Bank had $5.6 million of retained net income available for dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.
The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include principal repayments and maturities of loan and investment securities, lines of credit with other financial institutions including the Federal Home Loan Bank and the Federal Reserve Bank, growth in core deposits and sources of wholesale funding such as brokered certificates of deposits. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At June 30, 2009, the Bank had aggregate lines of credit of $217.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $197.5 million is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of June 30, 2009, the Bank had no brokered certificates of deposit compared to $5.0 million at December 31, 2008. As of June 30, 2009 and December 31, 2008, the Bank had $10.0 million and $70.9 million, respectively, in overnight borrowings. The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of June 30, 2009 and December 31, 2008. The Bank had a $30.0 million advance that was collateralized by securities outstanding as of December 31, 2008 with the FHLB. There were no advances outstanding as of June 30, 2009.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2009, the Company and the Bank met all capital adequacy requirements. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC.

At June 30, 2009 and December 31, 2008, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated) As of June 30,	2009
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$61,102	11.6%	$41,990	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	55,960	10.7%	20,995	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	55,960	6.9%	32,658	4.0%	n/a	n/a

As of December 31,	2008
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$58,360	11.1%	$42,137	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	54,288	10.3%	21,068	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	54,288	6.9%	31,304	4.0%	n/a	n/a

As of June 30,	2009
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$56,668	10.8%	$41,983	8.0%	$52,478	10.0%
Tier 1 Capital (to risk weighted assets)	51,526	9.8%	20,991	4.0%	31,487	6.0%
Tier 1 Capital (to average assets)	51,526	6.3%	32,655	4.0%	40,818	5.0%

As of December 31,	2008
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$55,431	10.5%	$42,130	8.0%	$52,662	10.0%
Tier 1 Capital (to risk weighted assets)	51,359	9.8%	21,065	4.0%	31,597	6.0%
Tier 1 Capital (to average assets)	51,359	6.6%	31,279	4.0%	39,099	5.0%
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
Recent Regulatory and Accounting Developments
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively. The Company adopted this FSP for the quarter ending March 31, 2009 and determined that there was no material impact to earnings per share.

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
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Information”. This FSP amends FASB Statement No. 107, “Disclosures about the Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 6.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4. The adoption of this FSP did not have a significant impact on the Company’s financial statements.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP had no impact on the Company’s financial statements.
In May 2009, the FASB issued Statement 165 “Subsequent Events” which addresses accounting and disclosure requirements related to subsequent events. Statement 165 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively.
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162”. With the issuance of Statement No. 168 on June 29, 2009, the FASB Accounting Standards CodificationTM (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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
At June 30, 2009, $262.9 million or 85.6% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.
The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the seasonality of the Company’s deposit flows and the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given a 100 and 200 basis point upward shift in interest rates and a 100 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a twelve-month period is assumed.
The following reflects the Company’s net interest income sensitivity analysis at June 30, 2009:

	June 30, 2009		December 31, 2008
	Potential Change		Potential Change
Change in Interest	in Net		in Net
Rates in Basis Points	Interest Income		Interest Income
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(1,078)	(3.09%)	$(2,617)	(7.27%)
100	$(503)	(1.44%)	$(1,250)	(3.47%)
Static	—	—	—	—
(100)	$74	0.21%	$249	0.69%
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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held at The Bridgehampton National Bank, 2200 Montauk Highway, Bridgehampton, New York 11932 on April 24, 2009.
Routine items included the election of three Directors.

Nominees for Director	Term	Votes For	Votes Withheld
Class A
Albert E. McCoy, Jr.	Three Years	5,264,702	101,263

Dennis Suskind	Three Years	5,146,026	219,939

R. Timothy Maran	Three Years	5,261,081	104,884
The other item voted upon was the ratification of the appointment of the Company’s Independent Registered Public Accounting Firm, Crowe Horwath LLP, for the year ending December 31, 2009.

	Votes For	Votes Against	Abstentions
Ratification of Independent Registered Public Accounting Firm	5,351,959	2,479	11,530
Item 5. Other Information
Not applicable.
Item 6. Exhibits and Reports on Form 8-K

3.2	Revised By-laws of the Registrant

10.2	Amended and Restated Employment Agreement — Howard H. Nolan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES
In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC. Registrant
August 6, 2009	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

August 6, 2009	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer

Exhibit
No.	Description

3.2	Revised By-laws of the Registrant

10.2	Amended and restated employment agreement — Howard H. Nolan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350