Form 10-Q
period 2009-09-30
BRIDGE BANCORP INC
filed 2009-11-05
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

Commission file number 001-34096

BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (631) 537-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 6,231,960 shares of common stock outstanding as of November 3, 2009.

BRIDGE BANCORP, INC.

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$10,929	$24,744
Interest earning deposits with banks	25,803	4,141

Total cash and cash equivalents	36,732	28,885

Securities available for sale, at fair value	291,308	310,695
Securities held to maturity (fair value of $63,602 and $43,890, respectively)	62,534	43,444

Total securities, net	353,842	354,139

Securities, restricted	1,205	3,800

Loans	439,317	429,683
Allowance for loan losses	(5,485)	(3,953)

Loans, net	433,832	425,730

Premises and equipment, net	20,568	18,377
Accrued interest receivable	3,744	3,626
Other assets	4,623	4,502

Total Assets	$854,546	$839,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$213,121	$181,213
Savings, NOW and money market deposits	391,853	344,860
Certificates of deposit of $100,000 or more	85,101	78,165
Other time deposits	75,359	54,847

Total deposits	765,434	659,085

Federal funds purchased and Federal Home Loan Bank overnight borrowings	—	70,900
Federal Home Loan Bank term advances	—	30,000
Repurchase agreements	15,000	15,000
Accrued interest payable	673	672
Other liabilities and accrued expenses	11,816	7,263

Total Liabilities	792,923	782,920

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,390,629 and 6,386,306 shares issued, respectively; 6,225,501 and 6,184,080 shares outstanding, respectively	64	64
Surplus	20,265	20,452
Retained earnings	42,340	40,081
Less: Treasury Stock at cost, 165,128 and 202,226 shares, respectively	(5,522)	(6,309)

	57,147	54,288
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred taxes of ($3,936) and ($2,250), respectively	5,980	3,417
Change in pension liabilities, net of deferred taxes of $1,019 and $1,060, respectively	(1,504)	(1,566)

Total Stockholders’ Equity	61,623	56,139

Total Liabilities and Stockholders’ Equity	$854,546	$839,059

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans (including fee income)	$7,386	$7,087	$21,929	$20,850
Mortgage-backed securities	2,585	2,174	8,439	5,649
State and municipal obligations	528	455	1,635	1,353
U.S. GSE securities	211	285	584	797
Federal funds sold	13	73	22	173
Deposits with banks	4	1	5	5

Total interest income	10,727	10,075	32,614	28,827

Interest expense:
Savings, NOW and money market deposits	887	1,384	2,767	4,286
Certificates of deposit of $100,000 or more	519	527	1,537	1,581
Other time deposits	420	247	1,175	825
Federal funds purchased and repurchase agreements	90	108	311	338
Federal Home Loan Bank Advances	—	—	1	30

Total interest expense	1,916	2,266	5,791	7,060

Net interest income	8,811	7,809	26,823	21,767
Provision for loan losses	900	550	3,200	1,075

Net interest income after provision for loan losses	7,911	7,259	23,623	20,692

Non interest income:
Service charges on deposit accounts	781	798	2,216	2,302
Fees for other customer services	538	602	1,279	1,377
Title fee income	226	250	586	945
Net securities gains	—	—	529	—
Other operating income	20	27	59	108

Total non interest income	1,565	1,677	4,669	4,732

Non interest expense:
Salaries and employee benefits	3,614	3,265	10,714	9,404
Net occupancy expense	602	481	1,750	1,388
Furniture and fixture expense	262	212	741	621
FDIC assessments	310	89	1,265	172
Other operating expenses	1,276	1,354	4,133	4,088

Total non interest expense	6,064	5,401	18,603	15,673

Income before income taxes	3,412	3,535	9,689	9,751
Income tax expense	1,092	1,179	3,137	3,190

Net income	$2,320	$2,356	$6,552	$6,561

Basic earnings per share	$0.38	$0.39	$1.08	$1.08

Diluted earnings per share	$0.38	$0.39	$1.07	$1.08

Comprehensive Income	$3,803	$2,495	$9,177	$6,128

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands, except per share amounts)

						Accumulated
						Other
	Common		Comprehensive	Retained	Treasury	Comprehensive
	Stock	Surplus	Income	Earnings	Stock	Income	Total
Balance at December 31, 2008	$64	$20,452		$40,081	$(6,309)	$1,851	$56,139
Net income			6,552	6,552			6,552
Proceeds from issuance of common stock		113			2		115
Stock awards granted		(932)			932		—
Vesting of stock awards		(1)			(21)		(22)
Exercise of stock options, including tax benefit		163			(126)		37
Share based compensation expense		470					470
Cash dividend declared, $0.69 per share				(4,293)			(4,293)
Other comprehensive income, net of deferred taxes							—
Change in unrealized net gains in securities available for sale, net of deferred tax effects			2,563			2,563	2,563
Adjustment to pension liability, net of deferred taxes			62			62	62

Comprehensive Income			9,177

Balance at September 30, 2009	$64	$20,265		$42,340	$(5,522)	$4,476	$61,623

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Nine months ended September 30,	2009	2008
Operating activities:
Net Income	$6,552	$6,561
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,200	1,075
Depreciation and amortization	1,068	900
Amortization and (accretion), net	140	(66)
Share based compensation expense	470	313
Tax benefit from exercise of stock options issued pursuant to equity incentive plans	(3)	—
SERP expense	211	124
Net securities gains	(529)	—
Increase in accrued interest receivable	(118)	(730)
(Increase) decrease in other assets	(118)	84
Decrease in accrued and other liabilities	2,709	10,396

Net cash provided by operating activities	13,582	18,657

Investing Activities:
Purchases of securities available for sale	(66,346)	(162,812)
Purchases of FHLB stock	(19,514)	(23,817)
Purchases of securities held to maturity	(48,518)	(38,321)
Proceeds from sales of securities available for sale	13,087	—
Redemption of FHLB stock	22,109	25,324
Maturities and calls of securities available for sale	28,420	68,505
Maturities of securities held to maturity	24,563	5,234
Principal payments on mortgage-backed securities	53,729	20,417
Net increase in loans	(11,302)	(38,352)
Purchase of premises and equipment	(3,259)	(753)

Net cash used in investing activities	(7,031)	(144,575)

Financing Activities:
Net increase in deposits	106,349	162,641
Net (decrease) increase in federal funds purchased and FHLB overnight borrowings	(70,900)	8,000
Net decrease in FHLB term advances	(30,000)	(35,000)
Proceeds from issuance of common stock	115	—
Net proceeds from exercise of stock options	20	—
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(5)	—
Cash dividends paid	(4,283)	(4,234)

Net cash provided by financing activities	1,296	131,407

Net increase in cash and cash equivalents	7,847	5,489
Cash and cash equivalents at beginning of period	28,885	14,348

Cash and cash equivalents at end of period	$36,732	$19,837

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$5,790	$7,056
Income tax	$2,111	$3,130

Noncash investing and financing activities:
Securities which settled in the subsequent period	$1,500	$10,000
Dividends declared and unpaid at end of period	$1,433	$1,413
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
The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Computation of Per Share Income
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Income	$2,320	$2,356	$6,552	$6,561

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,100	6,076	6,093	6,076
Weighted Average Common Equivalent Shares Outstanding	47	21	33	18

Weighted Average Common and Equivalent Shares Outstanding	6,147	6,097	6,126	6,094

Basic Earnings per Share	$0.38	$0.39	$1.08	$1.08
Diluted Earnings per Share	$0.38	$0.39	$1.07	$1.08
There were approximately 55,505 and 61,705 options outstanding at September 30, 2009 and September 30, 2008, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were approximately 500 and 58,070 shares of unvested restricted stock at September 30, 2009 and September 30, 2008, respectively, that were not included in the computation of diluted earnings per share because they were antidilutive.

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
For the nine months ended September 30, 2009 and September 30, 2008, the Company did not repurchase any of its common shares. At September 30, 2009, 167,041 shares were available for repurchase under the Board approved program.
4. STOCK BASED COMPENSATION PLANS
The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this plan under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 718 and 505.
No new grants of stock options were awarded during the nine months ended September 30, 2009 and September 30, 2008. Compensation expense attributable to stock options was $11,000 and $32,000 for the three months and nine months ended September 30, 2009, respectively, and $10,000 and $28,000 for the three months and nine months ended September 30, 2008, respectively.
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the third quarter of 2009 was $12,000. No stock options were exercised during the third quarter of 2008. The intrinsic value of options outstanding and exercisable at September 30, 2009 and September 30, 2008 was $51,000 and $178,000, respectively.
A summary of the status of the Company’s stock options as of and for the nine months ended September 30, 2009 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, December 31, 2008	81,205	$22.67
Granted	—	—
Exercised	(20,600)	$17.20
Forfeited	—	—
Expired	—	—

Outstanding, September 30, 2009	60,605	$24.53	6.16 years	$50,590
Vested or expected to vest	57,050	$24.48	6.10 years	$50,590
Exercisable, September 30, 2009	40,795	$24.15	5.79 years	$50,590

	Number of	Exercise
Range of Exercise Prices	Options	Price
	1,200	$12.53
	3,900	$15.47
	5,659	$24.00
	44,443	$25.25
	3,000	$26.55
	2,403	$30.60

	60,605
During the nine months ended September 30, 2009 and September 30, 2008, restricted stock awards of 29,392 shares and 42,470 shares were granted, respectively. These awards vest over five years with a third vesting after three years, four years and five years from the date of grant. Compensation expense attributable to restricted stock awards was $134,000 and $406,000 for the three months and nine months ended September 30, 2009, respectively, and $108,000 and $285,000 for the three months and nine months ended September 30, 2008, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the nine months ended September 30, 2009 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2008	95,570	$21.55
Granted	29,392	$18.99
Vested	(500)	$26.55
Forfeited	—	—

Unvested, September 30, 2009	124,462	$20.93

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $21,000 and $32,000 for the three and nine months ended September 30, 2009, respectively.
5. SECURITIES
The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$10,000	$—	$—	$10,000
U.S. GSE securities	32,102	305	—	32,407
State and municipal obligations	40,592	1,733	—	42,325
Mortgage-backed securities and collateralized mortgage obligations	198,698	7,898	(20)	206,576

Total available for sale	281,392	9,936	(20)	291,308

Held to maturity:
State and municipal obligation	48,051	425	(5)	48,471
Mortgage-backed securities and collateralized mortgage obligations	14,483	648	—	15,131

Total held to maturity	62,534	1,073	(5)	63,602

Total securities	$343,926	$11,009	$(25)	$354,910

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. GSE securities	29,855	306	(27)	30,134
State and municipal obligations	47,848	840	(100)	48,588
Mortgage-backed securities and collateralized mortgage obligations	227,325	4,731	(83)	231,973

Total available for sale	305,028	5,877	(210)	310,695

Held to maturity:
State and municipal obligation	24,153	68	(4)	24,217
Mortgage-backed securities and collateralized mortgage obligations	19,291	382	—	19,673

Total held to maturity	43,444	450	(4)	43,890

Total securities	$348,472	$6,327	$(214)	$354,585

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at September 30, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$21,035	$21,137
One to five years	53,706	55,025
Five to ten years	48,934	51,015
Beyond ten years	157,717	164,131

Total	$281,392	$291,308

Held to maturity:
Within one year	$29,470	$29,525
One to five years	18,054	18,410
Five to ten years	527	536
Beyond ten years	14,483	15,131

Total	$62,534	$63,602

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months		Total
September 30, 2009		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. GSE securities	—	—	—	—	—	—
State and municipal obligations	—	—	—	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	3,580	20	—	—	3,580	20

Total available for sale	$3,580	$20	$—	$—	$3,580	$20

Held to maturity:
State and municipal obligations	$8,745	$5	$—	$—	$8,745	$5
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	—	—

Total held to maturity	$8,745	$5	$—	$—	$8,745	$5

	Less than 12 months		Greater than 12 months		Total
December 31, 2008		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. GSE securities	4,319	27	—	—	4,319	27
State and municipal obligations	2,160	51	701	49	2,861	100
Mortgage-backed securities and collateralized mortgage obligations	17,224	64	1,529	19	18,753	83

Total available for sale	$23,703	$142	$2,230	$68	$25,933	$210

Held to maturity:
State and municipal obligations	$3,996	$4	$—	$—	$3,996	$4
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	—	—

Total held to maturity	$3,996	$4	$—	$—	$3,996	$4

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320, Accounting for Certain Investments in Debt and Equity Securities. In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
At September 30, 2009, the majority of unrealized losses are related to the Company’s mortgage backed securities and collateralized mortgage obligations. The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, therefore the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.
There were no proceeds from sales and calls of securities available for sale for the three months ended September 30, 2009 and 2008. Proceeds from sales and calls of securities available for sale were $32.6 million and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $0.5 million were realized on these sales during the nine months ended September 30, 2009. There were no securities gains or losses during the three and nine months ended September 30, 2008.
Securities having a fair value of approximately $169.1 million and $276.0 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Bank did not hold any trading securities during the nine months ended September 30, 2009 or the year ended December 31, 2008.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock. FHLB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned approximately $1.2 million in FHLB and FRB stock at September 30, 2009 and $3.8 million at December 31, 2008, respectively and reported these amounts as restricted securities in the consolidated balance sheets.
6. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
FASB ASC No. 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
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

Assets and Liabilities Measured on a Recurring Basis:

		Fair Value Measurements at
		September 30, 2009 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets:
Available for sale securities
U.S. Treasury securities	$10,000	$10,000	$—
U.S. GSE securities	32,407		32,407
State and municipal obligations	42,325		42,325
Mortgage-backed securities and collateralized mortgage obligations	206,576		206,576

Total available for sale	$291,308	$10,000	$281,308

		Fair Value Measurements at
		December 31, 2008 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets:
Available for sale securities
U.S. Treasury securities	$—		$—
U.S. GSE securities	30,134		30,134
State and municipal obligations	48,588		48,588
Mortgage-backed securities and collateralized mortgage obligations	231,973		231,973

Total available for sale	$310,695		$310,695

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
Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of September 30, 2009 and December 31, 2008.
The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$10,929	$10,929	$24,744	$24,744
Interest bearing deposits with banks	25,803	25,803	4,141	4,141
Securities available for sale	291,308	291,308	310,695	310,695
Securities restricted	1,205	—	3,800	—
Securities held to maturity	62,534	63,602	43,444	43,890
Loans, net	433,832	444,467	425,730	437,265
Accrued interest receivable	3,744	3,744	3,626	3,626

Financial liabilities:
Demand and other deposits	765,434	766,810	659,085	660,176
Federal funds purchased and Federal Home Loan Bank overnight borrowings	—	—	70,900	70,882
Federal Home Loan Bank term advances	—	—	30,000	29,998
Repurchase agreements	15,000	15,960	15,000	15,368
Accrued interest payable	673	673	672	672

7. LOANS
The following table sets forth the major classifications of loans:

(In thousands)	September 30, 2009	December 31, 2008

Commercial real estate mortgage loans	$219,084	$199,156
Residential real estate mortgage loans	137,411	139,342
Commercial, financial, and agricultural loans	62,301	63,468
Installment/consumer loans	10,826	11,081
Real estate-construction loans	9,354	16,370

Total loans	438,976	429,417
Net deferred loan costs and fees	341	266

	439,317	429,683
Allowance for loan losses	(5,485)	(3,953)

Net loans	$433,832	$425,730

The principal business of the Bank is lending, primarily in commercial real estate loans, residential mortgage loans, construction loans, home equity loans, commercial and industrial loans, land loans and consumer loans. The Bank considers its lending area to be Suffolk County on Long Island, New York, and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.
Nonaccrual loans at September 30, 2009 and December 31, 2008 were $6.0 million and $3.1 million, respectively. There were no loans 90 days or more past due that were still accruing at September 30, 2009 and December 31, 2008.
As of September 30, 2009 and December 31, 2008, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.2 million and $5.7 million, respectively. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. Recognition of interest income on impaired loans is discontinued when reasonable doubt exists as to the ultimate collectability of the interest and principal of the loan.
The TDR loans of $3.2 million at September 30, 2009 and December 31, 2008 are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loan was determined to be impaired during the third quarter of 2008 and since that determination $96,000 of interest income has been recognized.
The average recorded investment in the impaired loans during the nine months ended September 30, 2009 was $4.1 million and was $0.8 million for the year ended December 31, 2008. There were no impaired loans as of September 30, 2008. At September 30, 2009, each impaired loan was analyzed and written down to its net realizable value if the loan balance was higher than the net realizable value of its associated collateral. Since all impaired loans are stated at the loan’s net realizable value or less, there was no specifically allocated allowance for loan losses related to impaired loans as of September 30, 2009 and December 31, 2008.
On October 1, 2009, impaired loans of $3.4 million were restructured as TDR loans. The loans have been brought current and are secured with collateral that has a fair value of approximately $5.3 million except for $0.1 million of the loans that is unsecured but have personal guarantors. In addition, the Bank has no commitment to lend additional funds to this debtor. These TDR loans are not accruing interest.
The Bank had no foreclosed real estate at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.
8. ALLOWANCE FOR LOAN LOSSES
The Company monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of reserves is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall reserve levels as they relate to the entire loan portfolio at September 30, 2009 and December 31, 2008, the Company determined the allowance for loan losses to be adequate.

The following table sets forth changes in the allowance for loan losses:

	For the Nine Months Ended		For the Year Ended
(In thousands)	September 30, 2009	September 30, 2008	December 31, 2008
Beginning balance	$3,953	$2,954	$2,954
Provision for loan loss	3,200	1,075	2,000
Net charge-offs	(1,668)	(395)	(1,001)

Ending balance	$5,485	$3,634	$3,953

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
The Company made a $400,000 contribution to the pension plan during the nine months ended September 30, 2009. There were no contributions made to the SERP during the nine months ended September 30, 2009.
The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.
The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended September 30,				Nine months ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Service Cost	$121	$111	$41	$18	$360	$331	$121	$53
Interest Cost	80	70	15	12	238	209	44	36
Expected return on plan assets	(130)	(124)	—	—	(386)	(371)	—	—
Amortization of net loss	22	—	3	—	66	—	10	—
Amortization of unrecognized prior service cost	3	2	—	—	7	6	—	—
Amortization of unrecognized transition (asset) obligation	—	—	7	7	—	—	21	20

Net periodic benefit cost	$96	$59	$66	$37	$285	$175	$196	$109

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
At September 30, 2009, December 31, 2008 and September 30, 2008 securities sold under agreements to repurchase totaled $15.0 million and were secured by mortgage-backed securities with a carrying amount of $22.0 million, $23.4 million and $23.8 million, respectively.
Securities sold under agreements to repurchase are financing arrangements with $5.0 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company.

Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the nine months ended		For the year ended
(Dollars in thousands)	September 30, 2009	September 30, 2008	December 31, 2008
Average daily balance	$15,000	$12,573	$13,183
Average interest rate	2.35%	2.30%	2.39%
Maximum month-end balance	$15,000	$15,000	$15,000
Weighted average interest rate	2.35%	2.30%	2.39%
11. FEDERAL HOME LOAN BANK ADVANCES AND OVERNIGHT BORROWINGS
As of September 30, 2009, there were no term advances or overnight borrowings outstanding from the Federal Home Loan Bank. As of December 31, 2008, there was one term advance from the Federal Home Loan Bank for $30.0 million with a fixed interest rate of 0.49% that matured in January 2009. The term advance was payable at its maturity date and was subject to a prepayment penalty. The term advance was collateralized by $35.3 million of mortgage-backed securities as of December 31, 2008. In addition to the term advance, there was $34.9 million of overnight borrowings from the Federal Home Loan Bank outstanding as of December 31, 2008. The overnight borrowings were collateralized by $15.8 million of securities and a blanket lien on residential mortgages as of December 31, 2008. As of September 30, 2008 there were no term advances or overnight borrowings outstanding from the Federal Home Loan Bank.
12. SUBSEQUENT EVENTS
As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. The Company has evaluated subsequent events through November 5, 2009, which is the date that the Company’s financial statements are being issued.
Based on the evaluation, the Company did not identify any recognized subsequent events that would have required an adjustment to the financial statements. The following were nonrecognized subsequent events identified by the Company:
On October 23, 2009, the Company issued $9 million of Convertible Trust Preferred Securities (“TPS”) which mature in 30 years. The TPS have a liquidation value of $1,000 per share, and are entitled to receive an 8.50% distribution payable quarterly. Each $1,000 in liquidation amount of the TPS is convertible into 32.2581 shares of the Company’s common stock. The net proceeds will be used for general corporate purposes, primarily to provide additional capital to our primary operating subsidiary, The Bridgehampton National Bank.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: changes in economic conditions including an economic recession that could affect the value of real estate collateral and the ability for borrowers to repay their loans; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products and other financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008 and in quarterly and other reports filed by the Company with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.
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
Quarterly Highlights
•	Net income of $2.3 million or $.38 per diluted share as compared to net income of $2.4 million or $.39 per diluted share for the third quarter in 2008.
•	Returns on average assets and equity of 1.12% and 16.07%, respectively.
•	Net interest income increased to $8.8 million for the third quarter of 2009 compared to $7.8 million in 2008.
•	A net interest margin of 4.63% for the third quarter of 2009 compared to 4.71% for 2008.
•	Total loans at September 30, 2009 of $439.3 million, an increase of $9.6 million or 2.2% over December 31, 2008 and an increase of $26.1 million or 6.3% over September 30, 2008.
•	Total assets of $854.5 million at September 30, 2009, an increase of $15.5 million or 1.8% compared to December 31, 2008 and an increase of $99.1 million or 13.1% compared to September 30, 2008.
•	Deposits of $765.4 million, an increase of $106.3 million or 16.1% over December 31, 2008 and an increase of $93.9 million or 14.0% compared to September 30, 2008 levels.
•	The launch of a Dividend Reinvestment Plan and declared quarterly dividend of $.23 per share.
•	Named one of thirty “All Star” banks in the country by Sandler O’Neill & Partners.
•	Private placement of $9 million in Convertible Trust Preferred Securities on October 23, 2009.

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
Significant Events
On February 27, 2009, the FDIC issued a final rule, effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. In May 2009, the FDIC issued a final rule to impose an emergency special assessment of 5 basis points on all banks based on their total assets less tier one capital as of June 30, 2009. The special assessment is payable on September 30, 2009. During the second quarter of 2009, the Company recorded an expense of $375,000 related to the FDIC special assessment. In September 2009, the FDIC issued a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. The Company’s estimated prepayment of FDIC assessments is approximately $3.8 million which would be amortized to expense over three years.
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
Since the second half of 2007 and continuing through 2009, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. Despite these actions, many of our competitors, due to liquidity concerns, have not yet fully adjusted their deposit pricing. This contrasts with the impact on assets where yields on loans and securities have declined. The squeeze between declining asset yields and more slowly declining liability pricing has impacted margins.
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
In April 2008, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) and expects that the opening of the new full service branch facility in the Village of East Hampton will be a fourth quarter 2009 event. In addition, in November 2008, the Bank received OCC approval to open a branch in Deer Park, New York, and the Bank anticipates opening the location during the first half of 2010. In July 2009, the Company received OCC approval to open a new branch in Center Moriches, New York, and the Bank anticipates opening the location during the first quarter of 2010.

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
Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under FASB Accounting Standard Codification (“ASC”) No. 310, “Receivables,” Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. These assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.
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

The Classification Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2009, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.
Comparison of Operating Results
Net Income
Net income for the three months ended September 30, 2009 was $2.3 million or $0.38 per diluted share as compared to $2.4 million or $0.39 per diluted share for the same period in 2008. Changes for the three months ended September 30, 2009 compared to September 30, 2008 include: (i) $1.0 million or 12.8% increase in net interest income; (ii) $0.1 million or 6.7% decrease in total non interest income as a result of lower fee income for customer services and lower title insurance revenues; (iii) $0.7 million or 12.3% increase in total non interest expenses, primarily due to a $0.4 million increase in salaries and employee benefits related to increased staffing and greater incentive based compensation, a $0.3 million increase in other operating expenses primarily related to higher FDIC insurance premiums and higher occupancy costs associated with new branches. In addition, a provision for loan losses of $0.9 million was recorded this quarter due to the continued growth of our loan portfolio as well as our assessment of risk factors considering the weakening economic environment and overall industry trends. The effective income tax rate was 32.0% for the quarter ended September 30, 2009 compared to 33.4% for the same period last year.
Net income was unchanged at $6.6 million for the nine months ended September 30, 2009 and 2008, however the following fluctuations did occur: (i) $5.1 million or 23.2% increase in net interest income; (ii) a provision for loan losses of $3.2 million was recorded in 2009 compared to $1.1 million in 2008 due to the continued growth of our loan portfolio and changes in economic conditions, (iii) $63,000 or 1.3% decrease in total non interest income as a result of lower service charges on deposit accounts and fees on customer services and lower title insurance income and merchant income, partially offset by net securities gains of $0.5 million and (iv) $2.9 million or 18.7% increase in total non interest expenses, primarily due to a $1.3 million increase in salaries and employee benefits related to higher staff levels associated with expanding the Company’s infrastructure and the opening of new branch offices and higher incentive based compensation, and a $1.6 million increase in other operating expenses primarily related to higher FDIC insurance premiums related to growth in deposits, higher rates and the special assessment. The effective income tax rate decreased to 32.4% from 32.7% for the same period last year. For the nine months ended September 30, 2009 diluted earnings per share was $1.07 as compared to $1.08 for the same period in 2008.
Analysis of Net Interest Income
Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.
The following tables set forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include nonaccrual loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments — Debt and Equity Securities.”

Three months ended September 30,	2009			2008
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$438,006	$7,386	6.69%	$400,276	$7,087	7.04%
Mortgage-backed securities	214,313	2,585	4.79	176,716	2,174	4.89
Tax exempt securities (1)	74,870	811	4.30	56,597	698	4.91
Taxable securities	27,958	211	2.99	31,945	285	3.55
Federal funds sold	20,303	13	0.25	14,339	73	2.03
Deposits with banks	3,977	4	0.40	233	1	1.71

Total interest earning assets	779,427	11,010	5.60	680,106	10,318	6.04
Non interest earning assets:
Cash and due from banks	12,630			16,944
Other assets	29,555			25,801

Total assets	$821,612			$722,851

Interest bearing liabilities:
Savings, NOW and money market deposits	$362,947	$887	0.97%	$319,673	$1,384	1.72%
Certificates of deposit of $100,000 or more	85,082	519	2.42	70,718	527	2.96
Other time deposits	73,144	420	2.28	35,131	247	2.80
Federal funds purchased and repurchase agreements	16,370	90	2.18	18,163	108	2.37
Federal Home Loan Bank term advances	—	—	—	—	—	—

Total interest bearing liabilities	537,543	1,916	1.41	443,685	2,266	2.03
Non interest bearing liabilities:
Demand deposits	220,143			218,238
Other liabilities	6,641			6,986

Total liabilities	764,327			668,909
Stockholders’ equity	57,285			53,942

Total liabilities and stockholders’ equity	$821,612			$722,851

Net interest income/interest rate spread (2)		9,094	4.19%		8,052	4.01%

Net interest earning assets/net interest margin (3)	$241,884		4.63%	$236,421		4.71%

Ratio of interest earning assets to interest bearing liabilities			145.00%			153.29%

Less: Tax equivalent adjustment		(283)			(243)

Net interest income		$8,811			$7,809

(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest earning assets.

Nine months ended September 30,	2009			2008
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest earning assets:
Loans, net (including loan fee income)	$436,168	$21,929	6.72%	$390,884	$20,850	7.13%
Mortgage-backed securities	227,913	8,439	4.95	153,939	5,649	4.90
Tax exempt securities (1)	71,692	2,511	4.68	54,216	2,078	5.12
Taxable securities	21,699	584	3.60	25,846	797	4.12
Federal funds sold	10,859	22	0.27	10,622	173	2.18
Deposits with banks	3,341	5	0.20	180	5	3.71

Total interest earning assets	771,672	33,490	5.80	635,687	29,552	6.21
Non interest earning assets:
Cash and due from banks	13,526			16,631
Other assets	29,048			26,482

Total assets	$814,246			$678,800

Interest bearing liabilities:
Savings, NOW and money market deposits	$368,169	$2,767	1.00%	$306,023	$4,286	1.87%
Certificates of deposit of $100,000 or more	82,879	1,537	2.48	62,853	1,581	3.36
Other time deposits	67,462	1,175	2.33	34,406	825	3.20
Federal funds purchased and repurchase agreements	33,767	311	1.23	17,879	338	2.53
Federal Home Loan Bank term advances	110	1	1.22	1,642	30	2.44

Total interest bearing liabilities	552,387	5,791	1.40	422,803	7,060	2.23
Non interest bearing liabilities:
Demand deposits	200,091			197,230
Other liabilities	5,749			5,294

Total liabilities	758,227			625,327
Stockholders’ equity	56,019			53,473

Total liabilities and stockholders’ equity	$814,246			$678,800

Net interest income/interest rate spread (2)		27,699	4.40%		22,492	3.98%

Net interest earning assets/net interest margin (3)	$219,285		4.80%	$212,884		4.73%

Ratio of interest earning assets to interest bearing liabilities			139.70%			150.35%

Less: Tax equivalent adjustment		(876)			(725)

Net interest income		$26,823			$21,767

(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2009 Over 2008			2009 Over 2008
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest income on interest earning assets:

Loans, net (including loan fee income)	$2,042	$(1,743)	$299	$2,848	$(1,769)	$1,079
Mortgage-backed securities	720	(309)	411	2,734	56	2,790
Tax exempt securities (1)	579	(466)	113	718	(285)	433
Taxable securities	(33)	(41)	(74)	(119)	(94)	(213)
Federal funds sold	144	(204)	(60)	6	(157)	(151)
Deposits with banks	9	(6)	3	12	(12)	—

Total interest earning assets	3,461	(2,769)	692	6,199	(2,261)	3,938

Interest expense on interest bearing liabilities:

Savings, NOW and money market deposits	1,021	(1,518)	(497)	1,158	(2,677)	(1,519)
Certificates of deposit of $100,000 or more	450	(458)	(8)	583	(627)	(44)
Other time deposits	503	(330)	173	741	(391)	350
Federal funds purchased and repurchase agreements	(10)	(8)	(18)	277	(304)	(27)
Federal Home Loan Bank Advances	—	—	—	(19)	(10)	(29)

Total interest bearing liabilities	1,964	(2,314)	(350)	2,740	(4,009)	(1,269)

Net interest income	$1,497	$(455)	$1,042	$3,459	$1,748	$5,207

(1)	The above table is presented on a tax equivalent basis.
Analysis of Net Interest Income for the Three Months ended September 30, 2009 and September 30, 2008
Net interest income was $8.8 million for the three months ended September 30, 2009 compared to $7.8 million for the same period in 2008, an increase of $1.0 million or 12.8%. Net interest margin declined to 4.63% for the quarter ended September 30, 2009 as compared to 4.71% for the quarter ended September 30, 2008. This decrease was primarily the result of an increase in average interest earnings assets of $99.3 million and decrease in the yield on average total interest earning assets being greater than the decrease in the cost of the average total interest bearing liabilities. The cost of interest bearing liabilities decreased approximately 62 basis points during the third quarter of 2009 compared to 2008, which was partly offset by a decrease in yields of approximately 44 basis points on interest earning assets.
For the three months ended September 30, 2009, average loans grew by $37.7 million or 9.4% to $438.0 million as compared to $400.3 million for the same period in 2008. Real estate mortgage loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended September 30, 2009, average total investments increased by $51.9 million or 19.6% to $317.1 million as compared to $265.3 million for the three months ended September 30, 2008. Average federal funds sold increased to $20.3 million or 41.6% for the three months ended September 30, 2009 from $14.3 million in 2008. The increase in the average federal funds sold for the three months ended September 30, 2009 was primarily due to growth in the average deposits.
Average total interest bearing liabilities totaled $537.5 million for the three months ended September 30, 2009 compared to $443.7 million for the same period in 2008. During the three months ended September 30, 2009, the Bank reduced interest rates on deposit products through the prudent management of deposit pricing. The reduction in deposit rates along with lower borrowing costs resulted in a decrease in the cost of interest bearing liabilities from 2.03% for the three months ended September 30, 2008 to 1.41% for the same period in 2009. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, a decrease in short term interest rates initially result in an increase in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.
For the three months ended September 30, 2009, average total deposits increased by $97.6 million or 15.2% to $741.3 million as compared to average total deposits of $643.8 million for the same period in 2008. Components of this increase include an increase in average balances in savings, NOW and money market accounts of $43.3 million or 13.5% to $362.9 million for the three months ended September 30, 2009 compared to $319.7 million for the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits increased $52.4 million or 49.5% to $158.2 million for 2009 as compared to 2008. Average public fund deposits comprised 13.9% of total average deposits during the three months ended September 30, 2009 and 19.1% of total average deposits for the same period in 2008. Average federal funds purchased and repurchase agreements and average Federal Home Loan Bank advances decreased $1.8 million to $16.4 million for the three months ended September 30, 2009 as compared to $18.2 million for the same period in the prior year.
Total interest income increased $0.7 million or 6.5% to $10.7 million for the three months ended September 30, 2009 from $10.1 million for the same period in 2008. Interest income on loans increased $0.3 million or 4.2% to $7.4 million in 2009 compared to $7.1 million in 2008 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 6.7% for 2009 as compared to 7.0% in 2008.
Interest income on investment in mortgage-backed, taxable and tax exempt securities increased $0.5 million to $3.6 million for the three months ended September 30, 2009 compared to $3.1 million for the same period in 2008. Interest income on securities included net amortization of premium of $103,000 in the 2009 period compared to accretion of discounts of $43,000 for the same period in 2008. The tax adjusted average yield on total securities decreased to 4.5% in 2009 from 4.7% in 2008.
Interest expense decreased $0.3 million or 15.4% to $1.9 million for the three months ended September 30, 2009 compared to $2.3 million for the same period in 2008. The decrease in interest expense in 2009 resulted from the Federal Reserve reducing the targeted federal funds rate and discount rate to 0.25% and 0.50%, respectively and the prudent management of deposit pricing which was partially offset by the growth in average balances for deposits.
Analysis of Net Interest Income for the Nine Months ended September 30, 2009 and September 30, 2008
Net interest income was $26.8 million for the nine months ended September 30, 2009 compared to $21.8 million for the same period in 2008, an increase of $5.1 million or 23.2%. Net interest margin improved to 4.80% for the nine months ended September 30, 2009 as compared to 4.73% for the same period in 2008. This increase was primarily the result of an increase in average interest earnings assets of $136.0 million and the decrease in the cost of the average total interest bearing liabilities being greater than the decrease in the yield on average total interest earning assets. The cost of interest bearing liabilities decreased approximately 83 basis points during the nine months ended September 30, 2009 compared to 2008, which was partly offset by a decrease in yields of approximately 41 basis points on interest earning assets.
For the nine months ended September 30, 2009, average loans grew by $45.3 million or 11.6% to $436.2 million as compared to $390.9 million for the same period in 2008. Real estate mortgage loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.
For the nine months ended September 30, 2009, average total investments increased by $87.3 million or 37.3% to $321.3 million as compared to $234.0 million for the same period in 2008. Average federal funds sold increased to $10.9 million or 2.2% for the nine months ended September 30, 2009 from $10.6 million in 2008. The increase in the average federal funds sold for the nine months ended September 30, 2009 was primarily due to growth in the average deposits.

Average total interest bearing liabilities totaled $552.4 million for the nine months ended September 30, 2009 compared to $422.8 million for the same period in 2008. During the nine months ended September 30, 2009, the Bank reduced interest rates on deposit products in response to the reductions in the federal funds and discount rate by the Federal Reserve and the prudent management of deposit pricing. The reduction in deposit rates along with lower borrowing costs resulted in a decrease in the cost of interest bearing liabilities from 2.23% for the nine months ended September 30, 2008 to 1.40% for the same period in 2009. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, a decrease in short term interest rates initially result in an increase in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.
For the nine months ended September 30, 2009, average total deposits increased by $118.1 million or 19.7% to $718.6 million as compared to average total deposits of $600.5 million for the same period in 2008. Components of this increase include an increase in average balances in savings, NOW and money market accounts of $62.2 million or 20.3% to $368.2 million for the nine months ended September 30, 2009 compared to $306.0 million for the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits increased $53.1 million or 54.6% to $150.3 million for 2009 as compared to $97.2 million in 2008. Average public fund deposits comprised 18.3% of total average deposits during the nine months ended September 30, 2009 and 21.7% of total average deposits for the same period in 2008. Average federal funds purchased and repurchase agreements and average Federal Home Loan Bank advances increased $14.4 million to $33.9 million for the nine months ended September 30, 2009 as compared to $19.5 million for the same period in the prior year.
Total interest income increased $3.8 million or 13.1% to $32.6 million for the nine months ended September 30, 2009 from $28.8 million for the same period in 2008. Interest income on loans increased $1.0 million or 5.2% to $21.9 million in 2009 compared to $20.9 million in 2008 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 6.7% for 2009 as compared to 7.1% in 2008.
Interest income on investment in mortgage-backed, taxable and tax exempt securities increased $3.0 million to $11.5 million for the nine months ended September 30, 2009 compared to $8.5 million for the same period in 2008. Interest income on securities included net amortization of premium of $140,000 in the 2009 period compared to accretion of discounts of $66,000 for the same period in 2008. The tax adjusted average yield on total securities declined to 4.8% for the nine months ended September 30, 2009 from 4.9% in 2008.
Interest expense decreased $1.3 million or 18.0% to $5.8 million for the nine months ended September 30, 2009 compared to $7.1 million for the same period in 2008. The decrease in interest expense in 2009 resulted from the Federal Reserve reducing the targeted federal funds rate and discount rate to 0.25% and 0.50%, respectively and the prudent management of deposit pricing which was partially offset by the growth in average balances for deposits and borrowings.
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
Non performing assets were $6.0 million at September 30, 2009 compared to $3.1 million at December 31, 2008 and $0.7 million at September 30, 2008 representing 1.36% of total loans at September 30, 2009 compared to 0.71% at December 31, 2008 and 0.16% at September 30, 2008. As of September 30, 2009 and December 31, 2008, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.2 million and $5.7 million, respectively. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. Recognition of interest income on impaired loans is discontinued when reasonable doubt exists as to the ultimate collectability of the interest and principal of the loan.
The TDR loans of $3.2 million at September 30, 2009 and December 31, 2008 are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loan was determined to be impaired during the third quarter of 2008 and since that determination $96,000 of interest income has been recognized.

The average recorded investment in the impaired loans during the nine months ended September 30, 2009 was $4.1 million and was $0.8 million for the year ended December 31, 2008. There were no impaired loans as of September 30, 2008. At September 30, 2009, each impaired loan was analyzed and written down to its net realizable value if the loan balance was higher than the net realizable value of its associated collateral. Since all impaired loans are stated at the loan’s net realizable value or less, there was no specifically allocated allowance for loan losses related to impaired loans as of September 30, 2009 and December 31, 2008.
On October 1, 2009, impaired loans of $3.4 million were restructured as TDR loans. The loans have been brought current and are secured with collateral that has a fair value of approximately $5.3 million except for $0.1 million of the loans that is unsecured but have personal guarantors. In addition, the Bank has no commitment to lend additional funds to this debtor. These TDR loans are not accruing interest.
The Bank had no foreclosed real estate at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.
Loans of approximately $28.5 million or 6.5% of total loans at September 30, 2009 were classified as potential problem loans compared to $15.3 million or 3.4% at June 30, 2009, $3.5 million or 0.8% at December 31, 2008 and $11.1 million or 2.7% at September 30, 2008. These are loans for which management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. Due to the structure and nature of the credits, we do not expect to sustain a loss on these relationships.
Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in our loan portfolio, and the net charge-offs, a provision for loan losses of $0.9 million and $3.2 million was recorded during the three and nine months ended September 30, 2009 compared to a provision for loan loss of $0.6 million and $1.1 million that was recorded during the same periods in 2008. The Bank recognized net charge-offs in the amount of $1.7 million for the nine months ended September 30, 2009 as compared to $0.4 million for the same period in 2008. The allowance for loan losses increased to $5.5 million at September 30, 2009, as compared to $4.0 million at December 31, 2008 and $3.6 million at September 30, 2008. As a percentage of total loans, the allowance increased to 1.25% at September 30, 2009 compared to 0.92% at December 31, 2008 and 0.88% at September 30, 2008. Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.
Non Interest Income
Total non interest income decreased $0.1 million or 6.7% to $1.6 million for the three months ended September 30, 2009 compared to $1.7 million for the same period in 2008. Service charges on deposit accounts remained at $0.8 million for the three months ended September 30, 2009 and 2008. Fees for other customer services were $0.5 million for the three months ended September 30, 2009 and $0.6 million in 2008. Title fee income related to Bridge Abstract decreased $24,000 or 9.6% to $226,000 for the three months ended September 30, 2009 compared to $250,000 for the same period in 2008.
Total non interest income decreased during the nine months ended September 30, 2009 by $63,000 or 1.3% from the same period last year. Net securities gains were $0.5 million for the nine months ended September 30, 2009. There were no net securities gains or losses for the nine months ended September 30, 2008. Fees for other customer services totaled $1.3 million and service charges on deposit accounts totaled $2.2 million for the nine months ended September 30, 2009, compared to $1.4 million and $2.3 million, respectively, from the same period in 2008. The decrease in fees for other customer services represents lower merchant fee income. The decline in service charges on deposit accounts represents lower overdraft fees. Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $0.6 million during the nine months ended September 30, 2009 compared to $0.9 million for the same period in 2008. The decrease was attributable to a decline in the number and value of transactions processed by the subsidiary. Other operating income for the nine months ended September 30, 2009 totaled $59,000, a decrease of $49,000 from $108,000 for the nine months ended September 30, 2008. The decline represents lower check book fees and bank rental income.
Non Interest Expense
Total non interest expense increased $0.7 million or 12.3% to $6.1 million during the three months ended September 30, 2009 over the same period in 2008. The primary components of these increases were higher salaries and employee benefits, net occupancy expense, furniture and fixture expense and FDIC assessments. Salary and benefit expense increased $0.3 million or 10.7% to $3.6 million for the three months ended September 30, 2009 from $3.3 million for the same period in 2008. The increase reflects filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, and related employee benefit costs. Net occupancy expense increased $121,000 or 25.1% to $602,000 for the three months ended September 30, 2009 from $481,000 for the same period in 2008. Higher net occupancy expenses were due to increases in maintenance and supplies, and rent expense related to the new branch offices in 2009 as well as annual rent increases in other branch locations. Furniture and fixture expense increased $50,000 or 23.6% to $262,000 for the three months ended September 30, 2009 from $212,000 for the same period in 2008. The increase in furniture and fixture expense in 2009 relates primarily to the new branches. FDIC assessments increased $0.2 million to $0.3 million for the three months ended September 30, 2009 from $0.1 million for the same period in 2008. The increase during 2009 was due to growth in deposits and higher rates.

Total non interest expense increased $2.9 million or 18.7% to $18.6 million during the nine months ended September 30, 2009 from $15.7 million for the same period in 2008. The primary components of these increases were higher salaries and employee benefits, net occupancy expense, furniture and fixture expense and FDIC assessments. Salary and benefit expense increased $1.3 million or 13.9% to $10.7 million for the nine months ended September 30, 2009 from $9.4 million for the same period in 2008. The increases in salary and benefits reflect base salary increases for staff, filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, increases in incentive based compensation and an increase in employee benefit costs, particularly related to pension and SERP expense. Net occupancy expense increased $0.4 million or 26.1% to $1.8 million for the nine months ended September 30, 2009 from $1.4 million for the same period in 2008. Higher net occupancy expenses were due to increases in maintenance and supplies, and rent expense related to the new branch offices in 2009 as well as annual rent increases in other branch locations. Furniture and fixture expense increased $0.1 million or 19.3% to $0.7 million for the nine months ended September 30, 2009 from $0.6 million for the same period in 2008. The increase in furniture and fixture expense in 2009 relates primarily to the new branches. FDIC assessments increased $1.1 million to $1.3 million for the nine months ended September 30, 2009 from $0.2 million for the same period in 2008. The increase during 2009 was due growth in deposits, higher rates, and a special assessment of $0.4 million.
Income Taxes
The provision for income taxes decreased $0.1 million to $1.1 million during the three months ended September 30, 2009 from $1.2 million for the same period in 2008 due to lower income before income taxes and a lower effective tax rate. The effective tax rate for the three months ended September 30, 2009 decreased to 32.0% from 33.4% for the same period last year. For the nine months ended September 30, 2009 the provision for income taxes decreased $0.1 million to $3.1 million from $3.2 million for the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 decreased to 32.4% from 32.7% for the same period in 2008.
Financial Condition
Assets totaled $854.5 million at September 30, 2009, an increase of $15.5 million or 1.8% from $839.1 million at December 31, 2008. This change is primarily a result of an increase in net loans of $8.1 million or 1.9% as well as an increase in cash and cash equivalents of $7.8 million or 27.2%. The increase in cash and cash equivalents is due to the seasonal inflows of deposits. Cash and due from banks decreased $13.8 million and interest earnings deposits with banks increased $21.7 million. The increase in interest bearing deposits with banks represents deposits with the Federal Reserve Bank. The Federal Reserve Bank was paying a competitive interest rate compared to the unaffiliated correspondent banks. Total deposits grew $106.3 million to $765.4 million at September 30, 2009, compared to $659.1 million at December 31, 2008. Demand deposits increased $31.9 million to $213.1 million compared to $181.2 million at December 31, 2008. Savings, NOW and money market deposits increased $47.0 million to $392.0 million at September 30, 2009 from $344.9 million at December 31, 2008. Certificates of deposit of $100,000 or more and other time deposits increased $27.4 million or 20.6%. The increase in deposits and the decline in the investment portfolio resulted in a decrease in borrowings at September 30, 2009. There were no Federal funds purchased and Federal Home Loan Bank overnight borrowings at September 30, 2009 compared to $70.9 million at December 31, 2008. There were no Federal Home Loan Bank term advances outstanding at September 30, 2009 compared to $30.0 million at December 31, 2008. Accrued interest payable and other liabilities increased $4.6 million to $12.5 million at September 30, 2009 from $7.9 million at December 31, 2008. The increase in other liabilities at September 30, 2009 relates to an increase in accrued taxes payable and an increase in deferred tax liabilities as a result of higher unrealized gains on the security portfolio, and the purchase of a security that settled in October 2009.
Total stockholders’ equity was $61.6 million at September 30, 2009, an increase of $5.5 million or 9.8% from December 31, 2008, primarily due to net income of $6.6 million and an increase in net unrealized gains on securities of $2.6 million, partially offset by the declaration of dividends totaling $4.3 million.
In April 2009, the Company announced a dividend reinvestment plan effective with the second quarter 2009 dividend. In September 2009, the Company declared a quarterly dividend of $0.23 per share. The Company continues its long term trend of uninterrupted dividends.
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

The Holding Company’s principal sources of liquidity included cash and cash equivalents of $3.1 million as of September 30, 2009, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2009, the Bank declared and paid $4.5 million in cash dividends to the Company. At September 30, 2009, the Bank had $7.9 million of retained net income available for dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. On October 23, 2009, the Company completed a private placement of $9.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”). The net proceeds will be used for general corporate purposes, primarily to provide additional capital to the Bank.
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
The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At September 30, 2009, the Bank had aggregate lines of credit of $217.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $197.5 million is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of September 30, 2009, the Bank had no brokered certificates of deposit compared to $5.0 million at December 31, 2008. As of December 31, 2008, the Bank had $70.9 million in overnight borrowings. There were no overnight borrowings as of September 30, 2009. The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of September 30, 2009 and December 31, 2008. The Bank had a $30.0 million advance that was collateralized by securities outstanding as of December 31, 2008 with the FHLB. There were no advances outstanding as of September 30, 2009.
Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix. The Asset and Liability Committee is comprised of members of senior management and the Board. Excess short term liquidity is invested in overnight federal funds sold. The Bank did not have overnight federal funds sold as of September 30, 2009 or December 31, 2008. However, the Bank did leave $24.9 million as of September 30, 2009 at the Federal Reserve Bank since the interest rate paid on deposits with the Federal Reserve Bank were competitive compared to the unaffiliated correspondent banks.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2009, the Company and the Bank met all capital adequacy requirements. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC. On October 23, 2009, the Company completed a private placement of $9.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”). The TPS mature in 30 years, and carry a fixed distribution rate of 8.50%. The TPS have a liquidation amount of $1,000 per security. The Company has the right to redeem the TPS at par (plus any accrued but unpaid distributions) at any time after September 30, 2014. Holders of the TPS may convert the TPS into shares of the Company’s common stock at a conversion price equal to $31.00 per share, which represents 125% of the of the average closing price of the Company’s common stock over the 20 trading days ended on October 14, 2009. Each $1,000 in liquidation amount of the TPS is convertible into 32.2581 shares of the Company’s common stock. As provided in the regulations, TPS are included in holding company Tier 1 capital (up to a limit of 25% of Tier 1 capital) which will be reflected in the calculations for Tier 1 capital as of December 31, 2009.
At September 30, 2009 and December 31, 2008, actual capital levels and minimum required levels for the Company and the Bank were as follows:
Bridge Bancorp, Inc. (Consolidated)

As of September 30,	2009
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$62,632	11.8%	$42,581	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	57,147	10.7%	21,290	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	57,147	7.0%	32,793	4.0%	n/a	n/a

As of December 31,	2008
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$58,360	11.1%	$42,137	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	54,288	10.3%	21,068	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	54,288	6.9%	31,304	4.0%	n/a	n/a

Bridgehampton National Bank

As of September 30,	2009
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$61,002	11.5%	$42,574	8.0%	$53,217	10.0%
Tier 1 Capital (to risk weighted assets)	55,517	10.4%	21,287	4.0%	31,930	6.0%
Tier 1 Capital (to average assets)	55,517	6.8%	32,789	4.0%	40,986	5.0%

As of December 31,	2008
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$55,431	10.5%	$42,130	8.0%	$52,662	10.0%
Tier 1 Capital (to risk weighted assets)	51,359	9.8%	21,065	4.0%	31,597	6.0%
Tier 1 Capital (to average assets)	51,359	6.6%	31,279	4.0%	39,099	5.0%
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
Recent Regulatory and Accounting Developments
In June 2008, the FASB issued FASB ASC 260-10, “Determining Whether Instruments Granted in Shared-Based Payment Transactions Are Participating Securities". This ASC addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This ASC is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively. The Company adopted this ASC for the quarter ending March 31, 2009 and determined that there was no material impact to earnings per share.
In April 2009, the FASB issued FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. It also provides guidance to determine whether transactions are orderly. FASB ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairment” and FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments", are adopted simultaneously. The adoption of this FSP did not have a significant impact on the Company’s financial statements.
In April 2009, the FASB issued FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Information”. This ASC amends FASB ASC 825-10-50, “Disclosures about the Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

This ASC also amends FASB ASC 270-10, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This ASC shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this ASC only if it also elects to early adopt FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", and FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments". The adoption of this ASC at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 6.
In April 2009, the FASB issued FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments". This ASC amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The ASC shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", or FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments", the entity also is required to adopt early this ASC. Additionally, if an entity elects to adopt early this ASC, it is required to adopt FASB ASC 820-10-65-4. The adoption of this ASC did not have a significant impact on the Company’s financial statements.
In April 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 which amends Topic 5.M. in the SAB Series entitled “Other than Temporary Impairment of Certain Investments in Debt and Equity Securities”. This SAB maintains the staff’s previous views related to equity securities and it amends Topic 5.M. to exclude debt securities from its scope.
In April 2009, the FASB issued FASB ASC 805-20, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies". This ASC shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this ASC had no impact on the Company’s financial statements.
In May 2009, the FASB ASC 855-10, “Subsequent Events", which addresses accounting and disclosure requirements related to subsequent events. ASC 855-10 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The Company adopted this ASC for the quarter ending June 3, 2009 and reporting the required disclosures in Note 12.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140". This standard has not yet been codified in the FASB Accounting Standards Codification. FAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement. The Company does not expect the adoption of this Statement to have a significant impact to the Company’s financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, which improves financial reporting by enterprises involved with variable interest entities. This standard has not yet been codified in the FASB Accounting Standards Codification. FAS 167 amends Interpretation No. 46(R), “Consolidation of Variable Interest Entities", to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The Company does not expect the adoption of this Statement to have a significant impact to the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which is codified as ASC 105, “Generally Accepted Accounting Principles". The objective of this Statement is to replace Statement 162, “The Hierarchy of Generally Accepted Accounting Principles", and to establish the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Statement will not impact the results of operations or financial position as it only required disclosures. Beginning with this Quarterly Report on Form 10-Q for September 30, 2009, and in all filings thereafter, references to Financial Accounting Standards that have been codified in the FASB Accounting Standards Codification have been replaced with references to the appropriate guidance in the Codification.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value", which is codified as ASC 820, “Fair Value Measurements and Disclosures". This Update provides amendments to Topic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a significant impact to the Company’s financial statements.

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
At September 30, 2009, $313.7 million or 88.3% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

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
The following reflects the Company’s net interest income sensitivity analysis at September 30, 2009:

	September 30, 2009		December 31, 2008
	Potential Change		Potential Change
Change in Interest	in Net		in Net
Rates in Basis Points	Interest Income		Interest Income
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(630)	(1.84%)	$(2,617)	(7.27%)
100	$(262)	(0.77%)	$(1,250)	(3.47%)
Static	—	—	—	—
(100)	$40	0.12%	$249	0.69%
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BRIDGE BANCORP, INC. Registrant
November 5, 2009	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

November 5, 2009	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350