Form 10-K
period 2009-12-31
BRIDGE BANCORP INC
filed 2010-03-11
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission File No. 001-34096

BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (631) 537-1000
Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value of $0.01 Per Share	The Nasdaq Stock Market, LLC
Securities registered under Section 12 (g) of the Exchange Act:
(Title of Class)
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2009, was $155,793,371.
The number of shares of the Registrant’s common stock outstanding on March 8, 2010 was 6,284,070.
Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:
The Registrant’s definitive Proxy Statement for the 2010 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2010 (Part III).

PART I
Item 1. Business
Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company for The Bridgehampton National Bank (the “Bank”). The Bank was established in 1910 as a national banking association and is headquartered in Bridgehampton, New York. The Registrant was incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization; under which the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) as an operating subsidiary. The assets transferred to BCI are viewed by the bank regulators as part of the Bank’s assets in consolidation. The operations of the Bank also include Bridge Abstract LLC (“Bridge Abstract”), a wholly owned subsidiary of the Bank which is a broker of title insurance services. In October 2009, the Company formed Bridge Statutory Capital Trust II (the “Trust”) a wholly owned subsidiary, which sold $16.0 million of 8.5% cumulative convertible Trust Preferred Securities (the “Trust Preferred Securities”) in a private placement to accredited investors.
The Bank operates sixteen branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For nearly a century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgage loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities and collateralized mortgage obligations; (7) New York State and local municipal obligations; and (8) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing up to $50.0 million of FDIC insurance to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes and individual retirement accounts. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.
The Bank employs 195 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive. In addition, the Company has an equity incentive plan under which it may issue shares of the common stock of the Company.
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
The Bank’s principal market area is located in Suffolk County, New York. Suffolk County is located on the eastern portion of Long Island and has a population of approximately 1.5 million. Eastern Long Island is semi-rural. Surrounded by water and including the Hamptons and North Fork, the region is a recreational destination for the New York metropolitan area, and a highly regarded resort locale world-wide. While the local economy flourishes in the summer months as a result of the influx of tourists and second homeowners, the year-round population has grown considerably in recent years, resulting in a reduction of the seasonal fluctuations in the economy. Industries represented in the marketplace include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation and agricultural and related businesses. During the last decade, the Long Island wine industry has grown with an increasing number of new wineries and vineyards locating in the region each year. The vast majority of businesses are considered small businesses employing fewer than ten full-time employees. In recent years, more national chains have opened retail stores within the villages on the north and south forks of the island. Major employers in the region include the municipalities, school districts, hospitals, and financial institutions.

Page -2-

Since 2007, the Bank has opened five new branches. In January 2007, the Bank opened a branch in the Village of Southampton; in February 2007, in Cutchogue; and in September 2007, the Bank opened its first branch in the Town of Riverhead, located in Wading River. During 2009, the Bank opened two new branches. In April 2009, the Bank opened a new branch in Shirley and in December 2009, the Bank opened a new full service branch facility in the Village of East Hampton. The opening of the branch facilities in Wading River and Shirley, move the Bank geographically westward and demonstrate our commitment to traditional growth through branch expansion. In November 2008, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to open a new branch facility in Deer Park, New York. In addition, in July 2009, the Bank received approval from the OCC to open a new branch in Center Moriches, New York, and in March 2010, the Bank received approval from the OCC to open a new branch in Patchogue, New York. The Bank anticipates opening the Center Moriches branch in the first half of 2010. The Deer Park and Patchogue branch locations are expected to open during the second half of 2010.
The Bank routinely adds to its menu of products and services, continually meeting the needs of consumers and businesses. We believe positive outcomes in the future will result from the expansion of our geographic footprint, investments in infrastructure and technology, such as BridgeNEXUS, our remote deposit capture product, lockbox processing, and continued focus on placing our customers first. In January 2009, the Bank launched Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. The Bank plans to roll out its new commercial online bill paying service, as well as a new mobile banking product during the first half of 2010.
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
Loans and Investments
There are no restrictions on the type of loans a national bank can originate and/or purchase. However, OCC regulations govern the Bank’s investment authority. Generally, a national bank is prohibited from investing in corporate equity securities for its own account. Under OCC regulations, a national bank may invest in investment securities, which is generally defined as securities in the form of a note, bond or debenture. The OCC classifies investment securities into five different types and, depending on its type, a national bank may have the authority to deal in and underwrite the security. The OCC has also permitted national banks to purchase certain noninvestment grade securities that can be reclassified and underwritten as loans.
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
Federal Deposit Insurance
The Bank is a member of the DIF, which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until June 30, 2010. In addition, certain non interest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010. The Bank has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program. See “Temporary Liquidity Guarantee Program” below.

Page -3-

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. In 2008, as a result of a decrease in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. On February 27, 2009, the FDIC issued a second final rule, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. In May 2009, the FDIC issued a final rule to impose an emergency special assessment of 5 basis points on all banks based on their total assets less tier one capital as of June 30, 2009. The special assessment was payable on September 30, 2009. During the second quarter of 2009, the Company recorded an expense of $375,000 related to the FDIC special assessment. On November 12, 2009, the FDIC issued a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011. The Company’s prepayment of FDIC assessments for 2010, 2011 and 2012 was $3.8 million which will be amortized to expense over three years.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.
In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.
Temporary Liquidity Guarantee Program
On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program. This program has two components. One, the Debt Guarantee Program (“DGP”), guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and October 31, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until December 31, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Bank has opted to participate in the DGP component of the Temporary Liquidity Guarantee Program however, there is no guaranteed debt issued to date. In order to ensure a smooth phase out of the DGP, the FDIC established a limited emergency guarantee facility. If an institution is unable to issue non-guaranteed debt to replace the maturing senior unsecured debt as of October 31, 2009, the institution can apply for an emergency guarantee facility. If the application is approved, the FDIC will guarantee the senior unsecured debt issued on or before April 30, 2010. Participating institutions will pay the FDIC a fee equal to an annualized assessment rate of a minimum of 300 basis points.
The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. An annualized 10 basis point assessment on balances in non interest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in this component of the Temporary Liquidity Guarantee Program.
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

Page -4-

National banks, such as the Bank, must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.
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
A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectibility.

Page -5-

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
These regulatory authorities have extensive enforcement authority over the institutions that they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound banking practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions. Any change in laws and regulations, whether by the OCC, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on the Bank and the Company and their operations and stockholders. Additional information on regulatory requirements is set forth in Note 14 to the Consolidated Financial Statements.
The Company had nominal results of operations for 2009, 2008 and 2007 on a parent-only basis. In 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and the TPS shares are convertible into our common stock, at an effective conversion price of $31 per share. The TPS mature in 30 years but are callable by the company at par any time after September 30, 2014. During 2008, the Company received approval and began trading on the NASDAQ Global Select Market under the symbol “BDGE”. Equity incentive plan grants of stock options and stock awards are recorded directly to the holding company. The Company’s sources of funds are dependent on dividends from the Bank, its own earnings, additional capital raised and borrowings. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income. The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, income from its title insurance abstract subsidiary, and net gains on sales of securities and loans. The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance abstract subsidiary, and income tax expense, further affects the Bank’s net income.

Page -6-

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
Item 1A. Risk Factors
Concentration of Loan Portfolio
The Bank generally invests a significant portion of its assets in loans secured by commercial and residential real estate properties located in eastern Long Island. A downturn in real estate values and economic conditions on eastern Long Island could have a significant impact on the value of collateral securing the loans as well as the ability for the repayment of loans. See a further discussion in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Loans.”
Changes in Interest Rates Could Affect Profitability
The ability to earn a profit, like most financial institutions, depends on the net interest income, which is the difference between the interest income that the Bank earns on its interest-bearing assets, such as loans and investments, and the interest expense that the Bank pays on its interest-bearing liabilities, such as deposits. The Bank’s profitability depends on its ability to manage its assets and liabilities during periods of changing market interest rates.
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
Geographic Location and Competition
The Bank’s market area is located in Suffolk County on eastern Long Island and its customer base is mainly located in the towns of East Hampton, Southampton, Southold and Riverhead. In 2009, the Bank expanded its market areas to include a branch in Shirley, New York located in the town of Brookhaven. During 2010 the Bank plans to continue to expand westward to Center Moriches and Patchogue, New York located in the Town of Brookhaven and Deer Park, New York located within the town of Babylon. Competition in the banking and financial services industry remains intense. The profitability of the Bank depends on the continued ability to successfully compete. The Bank competes with commercial banks, savings banks, insurance companies, and brokerage and investment banking firms. Many of our competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. In addition, competitors recently have been offering deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than the Bank has been willing to offer. Furthermore, the high cost of living on the twin forks of eastern Long Island creates staff recruitment and retention challenges.
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

Page -7-

In addition, Kevin M. O’Connor was appointed to the Board of Directors in October 2007 and became President and Chief Executive Officer effective January 1, 2008 succeeding Thomas J. Tobin. Mr. Tobin assumed his new role as President Emeritus and Advisor to the Board effective January 1, 2008 through March 2, 2010, his retirement date. Effective as of March 3, 2010, Mr. Tobin was retained on a part time basis as the co-chair of the Enterprise Risk Management Committee. Mr. Tobin remains a member of the Board of Directors.
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
We May Be Adversely Affected By Current Economic and Market Conditions
The national and global economic downturn that began in 2007 has resulted in unprecedented levels of financial market volatility which may depress the market value of financial institutions, limit access to capital or have a material adverse effect on the financial condition or results of operations of banking companies. Since 2008 significant declines in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks has led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. While financial markets appear to be stabilizing and there are a few positive signs of economic recovery including increased local real estate activity, economic uncertainty remains. Unemployment rates are high and consumer confidence is low. While the timing of an economic recovery remains unknown this may have an adverse affect on the Company. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.
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
Increases in FDIC Insurance Premiums May Cause Our Earnings to Decrease
The Emergency Economic Stabilization Act (“EESA”) temporarily increased the limit on FDIC coverage to $250,000 through June 30, 2010. In addition, we have enrolled in the Temporary Liquidity Guarantee Program for non interest bearing transaction deposit accounts. On February 27, 2009, the FDIC issued a final rule, effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. In May 2009, the FDIC issued a final rule to impose an emergency special assessment of 5 basis points on all banks based on their total assets less tier one capital as of June 30, 2009. The special assessment was payable on September 30, 2009. During the second quarter of 2009, the Company recorded an expense of $375,000 related to the FDIC special assessment. In November 2009, the FDIC issued a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011. The Company’s prepayment of FDIC assessments on December 31, 2009 was $3.8 million which will be amortized to expense over three years. This, along with the full utilization or our assessment credit in early 2008 and the increase in FDIC insurance rates, caused the premiums assessed by the FDIC to increase. These actions have significantly increased our expense in 2009 and will continue to affect our earnings in future years as long as the increased premiums are in place.

Page -8-

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At present, the Registrant does not own or lease any property. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932. The Bank’s internet address is www.bridgenb.com.
All of the Bank’s properties are located in Suffolk County, New York. The Bank’s Main Office in Bridgehampton is owned. The Bank also owns buildings that house its Montauk Branch located at 1 The Plaza, Montauk; its Southold Branch located at 54790 Main Road, Southold; its Westhampton Beach Office at 194 Mill Road, Westhampton Beach; its Southampton Village Branch located at 150 Hampton Road, Southampton; and its East Hampton Village Branch located at 8 Gingerbread Lane, East Hampton. The Bank currently leases out a portion of the Montauk building and the Westhampton Beach building. The Bank leases nine additional properties on eastern Long Island as branch locations at 32845 Main Road, Cutchogue; 26 Park Place, East Hampton; 218 Front Street, Greenport; 48 East Montauk Highway, Hampton Bays; Mattituck Plaza, Main Road, Mattituck; 2 Bay Street, Sag Harbor; 425 County Road 39A, Southampton; 6324 Route 25A, Wading River and 630 Montauk Highway, Shirley. Additionally, the Bank utilizes space for a branch in the retirement community, Peconic Landing at 1500 Brecknock Road, Greenport. In 2008, the Bank entered into a lease agreement for a branch in Deer Park, New York. In 2009, the Bank entered into a lease agreement for a branch in Center Moriches, New York and in January 2010 the Bank entered into a lease agreement for a branch in Patchogue, New York. The Bank has contractual rights to purchase real estate in the Town of Southold which will also be considered as a site for a future branch facility.
Item 3. Legal Proceedings
The Registrant and its subsidiary are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management at the present time, the resolution of any pending or threatened litigation will not have a material adverse effect on its consolidated financial statements.
Item 4. Reserve

Page -9-

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMMON STOCK INFORMATION
The Company’s common stock was traded on the NASDAQ® over the counter bulletin board market under the symbol, “BDGE” until June 2008 when it began trading on the NASDAQ Global Select Market. The following table details the quarterly high and low sale prices of the Company’s common stock since it began trading on the NASDAQ Global Select Market and the high and low bid prices for the previous periods, and the dividends declared for such periods.
At December 31, 2009 the Company had approximately 654 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.
COMMON STOCK INFORMATION

	Stock Prices		Dividends
	High	Low	Declared
By Quarter 2009
First	$20.97	$17.50	$0.23
Second	$27.48	$19.25	$0.23
Third	$29.25	$24.33	$0.23
Fourth	$25.59	$20.05	$0.23

	Stock Prices		Dividends
	High	Low	Declared
By Quarter 2008
First	$24.00	$20.24	$0.23
Second	$22.75	$17.75	$0.23
Third	$22.50	$19.00	$0.23
Fourth	$21.75	$17.78	$0.23
Stockholders received cash dividends totaling $5.7 million in 2009 and $5.6 million in 2008. The ratio of dividends per share to net income per share was 65.43% in 2009 compared to 64.74% in 2008.

Page -10-

PERFORMANCE GRAPH
Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size $500 million to $1 billion, as reported by SNL Financial L.C. from December 31, 2004 through December 31, 2009. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.
Bridge Bancorp, Inc.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Bridge Bancorp, Inc.	100.00	83.47	84.13	88.46	70.50	95.27
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value) of Shares that
	of Shares	Price	Part of Publicly	May Yet Be Purchased
	Purchased in	Paid per	Announced Plans or	Under the Plans or
Period	Month	Share	Programs-2006 (1)	Programs
October 2009	—	—	141,959	167,041
November 2009	—	—	141,959	167,041
December 2009	—	—	141,959	167,041

(1)	The Board of Directors approved a stock repurchase program on March 27, 2006.

•	The Board of Directors approved repurchase of shares up to 309,000 shares.

•	There is no expiration date for the stock repurchase plan.

•	There is no stock repurchase plan that has expired or that has been terminated during the period ended December 31, 2009.

Page -11-

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

December 31,	2009	2008	2007	2006	2005
Selected Financial Data:

Securities available for sale	$306,112	$310,695	$187,384	$202,590	$182,801
Securities, restricted	1,205	3,800	2,387	878	1,377
Securities held to maturity	77,424	43,444	5,836	9,444	10,012
Total loans	448,038	429,683	375,236	325,997	302,264
Total assets	897,257	839,059	607,424	573,644	533,444
Total deposits	793,538	659,085	508,909	504,412	468,025
Total stockholders’ equity	61,855	56,139	51,109	45,539	46,651

Years Ended December 31,

Selected Operating Data:

Total interest income	$43,368	$39,620	$35,864	$32,030	$28,713
Total interest expense	7,815	9,489	10,437	8,337	4,319

Net interest income	35,553	30,131	25,427	23,693	24,394
Provision for loan losses	4,150	2,000	600	85	300

Net interest income after provision for loan losses	31,403	28,131	24,827	23,608	24,094
Total non interest income	6,174	6,064	5,678	4,413	5,105
Total non interest expense	24,765	21,157	18,168	16,002	14,647

Income before income taxes	12,812	13,038	12,337	12,019	14,552
Income tax expense	4,049	4,288	4,043	3,851	4,929

Net income	$8,763	$8,750	$8,294	$8,168	$9,623

December 31,

Selected Financial Ratios and Other Data:

Return on average equity	15.58%	16.29%	17.47%	17.68%	20.15%
Return on average assets	1.06%	1.24%	1.38%	1.49%	1.76%
Average equity to average assets	6.80%	7.62%	7.91%	8.41%	8.71%
Dividend payout ratio	65.43%	64.74%	67.67%	68.98%	58.88%
Diluted earnings per share	$1.43	$1.43	$1.36	$1.33	$1.53
Basic earnings per share	$1.44	$1.44	$1.37	$1.33	$1.54
Cash dividends declared per common share	$0.92	$0.92	$0.92	$0.92	$0.91

Page -12-

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
Year and Quarterly Highlights
•	Returns on average equity and average assets of 15.58% and 1.06%, respectively for 2009;
•	Net income of $2.2 million or $0.36 per diluted share for the fourth quarter 2009 and $8.8 million or $1.43 per diluted share for 2009, unchanged from prior year levels;
•	Net interest income increased $5.4 million from 2008 to 2009 with a net interest margin of 4.69% for 2009, and 4.70% for 2008;
•	Total assets of $897.3 million at December 31, 2009, an increase of 6.9% over the same date last year;
•	Total loans of $448.0 million at December 31, 2009, an increase of 4.3% from December 31, 2008;
•	Total investments of $384.7 million at December 31, 2009, an increase of 7.5% over December 31, 2008;
•	Total deposits of $793.5 million at December 31, 2009, an increase of $134.5 million or 20.4% over the same date last year;

Page -13-

•	Enhanced capital with the private placement of $16.0 million in Convertible Trust Preferred Securities.
•
The Company’s capital levels remain strong with a Tier 1 Capital to Quarterly Average Assets ratio of 8.6%. The Company is positioned well for future growth. Stockholders’ equity totaled $61.9 million at December 31, 2009 as compared $56.1 million at December 31, 2008;

•	Declaration of cash dividends totaling $0.92 for 2009;
•	Launched a Dividend Reinvestment Plan during 2009;
•	Named for the second straight year as an “All Star” bank by Sandler O’Neill & Partners and recognized as a top community bank by the ICBA;
•	The addition of the Company’s common stock to the Russell 3000 stock market index.
Significant Events
The economic events of the past two years have been unprecedented. During 2008, the failure of several large financial institutions along with the conservatorship of Fannie Mae and Freddie Mac driven by the diminution in housing values and sub-prime mortgage lending has resulted in multiple actions by the United States government. On October 3, 2008, the Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”) which provides up to $700 billion and grants new authorities to the United States Treasury Department (“Treasury”), the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) for initiatives to restore stability and liquidity to U.S. markets. Many European nations have also taken actions to inject liquidity and capital into critical financial institutions in order to stabilize world markets.
On October 14, 2008, the Treasury, FRB and FDIC jointly announced a sweeping plan to invest in banks and thrifts to help restore confidence in the U.S. banking system. Some of the actions taken by these governmental agencies included: (i) temporarily increasing FDIC insurance coverage to $250,000 from $100,000 ; (ii) reducing the targeted federal funds rate to between 0 and 0.25% from 2.00% and the discount rate to 0.25% from 2.25%, respectively; (iii) temporarily guaranteeing Money Market mutual funds (iv) introducing a capital purchase program whereby the Treasury will purchase up to $250 billion in senior preferred shares from healthy qualifying financial institutions; and (v) introducing a Temporary Liquidity Guarantee Program (“TLGP”) whereby the FDIC will guarantee newly issued senior unsecured debt on or before June 30, 2009 and provide unlimited FDIC insurance coverage for non-interest bearing transaction accounts for thirty days without charge followed by an annualized 10 basis point assessment for the insurance coverage above $250,000 on such accounts effective until December 31, 2009. In November 2008, the Bank opted to participate in the TLGP. In 2009, the FDIC’s guarantee of unsecured debt was extended to October 31, 2009 and the FDIC insurance coverage for non-interest bearing transaction accounts to $250,000 was extended to June 30, 2010. In order to ensure a smooth phase out of the debt guaranteed program on October 31, 2009, the FDIC established a limited emergency guarantee facility. If an institution is unable to issue non-guaranteed debt to replace the maturing senior unsecured debt as of October 31, 2009, the institution can apply for an emergency guarantee facility. If the application is approved, the FDIC will guarantee the senior unsecured debt issued on or before April 30, 2010. Participating institutions will pay the FDIC a fee equal to an annualized assessment rate of a minimum of 300 basis points.
One of the provisions resulting from the EESA was the Treasury’s Capital Purchase Program (“CPP”), which provided direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications were due by November 14, 2008 and were subject to approval by the Treasury. In November 2008, the Company filed an application to participate in this program. In order to be eligible to participate in this program, the Company also filed a proxy statement in November 2008 requesting shareholder approval to amend its certificate of incorporation and authorize the issuance of preferred stock. On December 12, 2008, the shareholders approved the proposal and on January 7, 2009 the Company’s application to participate in this program was approved by the Treasury Department. On January 27, 2009, management and the Board, after careful deliberation and thoughtful review of the relevant issues, determined it was not in our shareholders’ best interest to participate, and declined the Treasury investment.
On February 27, 2009, the FDIC issued a final rule, effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. In May 2009, the FDIC issued a final rule to impose an emergency special assessment of 5 basis points on all banks based on their total assets less tier one capital as of June 30, 2009. The special assessment was payable on September 30, 2009. During the second quarter of 2009, the Company recorded an expense of $375,000 related to the FDIC special assessment. In November 2009, the FDIC issued a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011. The Company’s prepayment of FDIC assessments for 2010, 2011 and 2012 was made on December 31, 2009 totaling $3.8 million which will be amortized to expense over three years. On January 12, 2010, the FDIC approved an advance notice of proposed rulemaking that requested feedback from the public on whether employee compensation plans pose risks that should be reflected in the deposit insurance assessment program. The FDIC is concerned that certain compensation structures may encourage risk taking that can result in losses in the financial system.

Page -14-

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
Since the second half of 2007 and continuing through 2009, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. Despite these actions, many of our competitors, due to liquidity concerns, have not yet fully adjusted their deposit pricing. This contrasts with the impact on assets where yields on loans and securities have declined. The squeeze between declining asset yields and more slowly declining liability pricing has impacted margins. Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks.
Growth and service strategies have the potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2007, the Bank has opened five new branches. In January 2007, the Bank opened a new branch in the Village of Southampton; in February 2007, in Cutchogue; and in September 2007, in Wading River. In April 2009, the Bank opened a new branch in Shirley, New York, and in December 2009, the Bank opened a state-of-the-art branch facility in the Village of East Hampton. The opening of the branch facilities in Wading River and Shirley, move the Bank geographically westward and demonstrate our commitment to traditional growth through branch expansion.
In November 2008, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to open a new branch facility in Deer Park, New York. In addition, in July 2009, the Bank received approval from the OCC to open a new branch in Center Moriches, New York, and in March 2010, the Bank received approval from the OCC to open a new branch in Patchogue, New York. The Bank anticipates opening the Center Moriches branch in the first half of 2010. The Deer Park and Patchogue branch locations are expected to open during the second half of 2010.
The Bank routinely adds to its menu of products and services, continually meeting the needs of consumers and businesses. We believe positive outcomes in the future will result from the expansion of our geographic footprint, investments in infrastructure and technology, such as BridgeNEXUS, our remote deposit capture product, lockbox processing, and continued focus on placing our customers first. In January 2009, the Bank launched Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. The Bank plans to roll out its new commercial online bill paying service, as well as a new mobile banking product during the first half of 2010.
As 2010 begins there is still significant economic uncertainty. Unemployment remains high, confidence is low and consumers and businesses face a myriad of challenges from higher taxes to increased regulations. While there have been some recent positive signs and real estate activity has increased, management remains cautious about the timeline for a true economic recovery. Corporate objectives for 2010 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting these objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market in 2009 and continues during 2010 to diligently seek opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

Page -15-

CRITICAL ACCOUNTING POLICIES
Note 1 to our Consolidated Financial Statements for the year ended December 31, 2009 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.
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
Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under FASB Accounting Standard Codification (“ASC”) No. 310, “Receivables”. Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.
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

Page -16-

The Classification Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2009, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.
For additional information regarding our allowance for loan losses, see Note 3 to the Consolidated Financial Statements.
NET INCOME
Net income for 2009 totaled $8.8 million or $1.43 per diluted share while net income for 2008 totaled $8.8 million or $1.43 per diluted share, as compared to net income of $8.3 million, or $1.36 per diluted share for the year ended December 31, 2007. Net income increased $13,000 or 0.15% compared to 2008 and net income for 2008 increased $0.5 million or 5.5% as compared to 2007. Significant trends for 2009 include: (i) a $5.4 million or 18.0% increase in net interest income; (ii) a $2.2 million increase in the provision for loan losses; (iii) a $0.1 million or 1.8% increase in total non interest income; (iv) a $3.6 million or 17.1% increase in total non interest expenses; and (v) a $0.2 million or 5.6% decrease in income tax expense.
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

Page -17-

Years Ended December 31,	2009			2008			2007
(In thousands)			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$435,694	$29,167	6.69%	$397,560	$28,040	7.05%	$347,029	$26,347	7.59%
Mortgage-backed securities	227,471	11,074	4.87	170,592	8,404	4.93	120,314	5,764	4.73
Tax exempt securities (1)	76,746	3,381	4.41	58,065	2,930	5.05	53,599	2,823	5.19
Taxable securities	27,298	880	3.22	27,298	1,081	3.96	28,529	1,213	4.19
Federal funds sold	11,466	33	0.29	8,575	183	2.13	12,375	638	5.08
Deposits with banks	5,171	13	0.25	1,235	5	0.40	173	4	2.31

Total interest earning assets	783,846	44,548	5.68	663,325	40,643	6.13	562,019	36,789	6.52
Non interest earning assets:
Cash and due from banks	13,574			15,408			16,081
Other assets	29,397			26,206			22,242

Total assets	$826,817			$704,939			$600,342

Interest bearing liabilities:
Savings, NOW and money market deposits	$376,429	$3,698	0.98%	$315,481	$5,681	1.80%	$287,450	$7,634	2.66%
Certificates of deposit of $100,000 or more	81,838	1,974	2.41	66,578	2,125	3.19	35,965	1,452	4.04
Other time deposits	68,289	1,551	2.27	37,413	1,148	3.07	28,044	1,058	3.77
Federal funds purchased and repurchase agreements	29,607	401	1.35	24,595	478	1.94	6,035	288	4.71
Federal Home Loan Bank term advances	82	1	1.22	4,552	57	1.25	110	5	4.55
Junior subordinated debentures	2,263	190	8.40	—	—	—	—	—	—

Total interest bearing liabilities	558,508	7,815	1.40	448,619	9,489	2.12	357,604	10,437	2.92
Non interest bearing liabilities:
Demand deposits	205,984			197,179			191,022
Other liabilities	6,086			5,428			4,229

Total liabilities	770,578			651,226			552,855
Stockholders’ equity	56,239			53,713			47,487

Total liabilities and stockholders’ equity	$826,817			$704,939			$600,342

Net interest income/interest rate spread (2)		36,733	4.28%		31,154	4.01%		26,352	3.60%

Net interest earning assets/net interest margin (3)	$225,338	4.69%		$214,706	4.70%		$204,415	4.69%

Ratio of interest earning assets to interest bearing liabilities	140.35%			147.86%			157.16%

Less: Tax equivalent adjustment		(1,180)			(1,023)			(925)

Net interest income		$35,553			$30,131			$25,427

(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest earning assets.

Page -18-

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

	2009 Over 2008			2008 Over 2007
Years Ended December 31,	Changes Due To			Changes Due To
(In thousands)			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
Interest income on interest earning assets:
Loans (including loan fee income)	$2,603	$(1,476)	$1,127	$3,653	$(1,960)	$1,693
Mortgage-backed securities	2,773	(103)	2,670	2,473	167	2,640
Tax exempt securities (1)	857	(406)	451	229	(122)	107
Taxable securities	—	(201)	(201)	(51)	(81)	(132)
Federal funds sold	46	(196)	(150)	(156)	(299)	(455)
Deposits with banks	10	(2)	8	7	(6)	1

Total interest earning assets	6,289	(2,384)	3,905	6,155	(2,301)	3,854

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	950	(2,933)	(1,983)	689	(2,642)	(1,953)
Certificates of deposit of $100,000 or more	432	(583)	(151)	1,028	(355)	673
Other time deposits	761	(358)	403	311	(221)	90
Federal funds purchased and repurchase agreements	86	(163)	(77)	446	(256)	190
Federal Home Loan Bank Advances	(55)	(1)	(56)	58	(6)	52
Junior subordinated debentures	190	—	190

Total interest bearing liabilities	2,364	(4,038)	(1,674)	2,532	(3,480)	(948)

Net interest income	$3,925	$1,654	$5,579	$3,623	$1,179	$4,802

(1)	The above table is presented on a tax equivalent basis.
The net interest margin remained stable at 4.69% in 2009 compared to 4.70% for the year ended December 31, 2008 and 4.69% in 2007. The yield on average total interest earning assets decreased approximately 45 basis points during 2009 compared to the prior year and the cost of interest bearing liabilities decreased approximately 72 basis points. The net interest margin during 2009 was also impacted by the issuance of $16.0 million in junior subordinated debentures.
Net interest income was $35.6 million in 2009 compared to $30.1 million in 2008 and $25.4 million in 2007. The increase in net interest income of $5.5 million or 18.0% as compared to 2008 primarily resulted from the effect of the increase in the volume of average total interest earning assets and the decrease in the cost of average total interest bearing liabilities being greater than the effect of the increase in volume of average total interest bearing liabilities and the decrease in yield on average total interest earning assets. The increase in net interest income of $4.7 million or 18.5% in 2008 as compared to 2007 primarily resulted from the effect of the increase in the volume of average total interest earning assets and the decrease in the cost of average total interest bearing liabilities being greater than the effect of the increase in volume of average total interest bearing liabilities and the decrease in yield on average total interest earning assets.
Average total interest earning assets grew by $120.5 million or 18.2% to $783.8 million in 2009 compared to $663.3 million in 2008. During this period, the yield on average total interest earning assets decreased to 5.68% from 6.13%. Average interest earning assets grew $101.3 million or 18.0% in 2008 from $562.0 million in 2007. During this period, the yield on average total interest earning assets decreased to 6.13% from 6.52%.
For the year ended December 31, 2009, average loans grew by $38.1 million or 9.6% to $435.7 million as compared to $397.6 million in 2008 and increased $50.6 million or 14.6% in 2008 as compared to $347.0 million in 2007. Real estate mortgage loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Page -19-

For the year ended December 31, 2009, average total investments increased by $75.6 million or 29.5% to $331.5 million as compared to $256.0 million in 2008 and increased $53.5 million or 26.4% in 2008 as compared to $202.4 million in 2007. To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2009 resulting in a net gain of $529,000 compared to a net loss of $101,000 in 2007. There were no sales of securities in 2008. Average federal funds sold increased to $11.5 million or 33.7% in 2009 from $8.6 million in 2008 and decreased $3.8 million or 30.7% in 2008 as compared to $12.4 million in 2007. The decrease in the average federal funds sold in 2008 was primarily due to growth in the average loans and investments.
Average total interest bearing liabilities were $558.5 million in 2009 compared to $448.6 million in 2008 and $357.6 million in 2007. The Bank grew deposits during 2009 as a result of the maturing of three new branches opened during 2007, two new branches opening during 2009 and the building of new relationships in existing markets. The Bank offered deposit promotions during 2008 and 2007 in connection with increased competition in the market to reduce potential core deposits outflows. In 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The junior subordinated debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. The cost of interest bearing liabilities decreased to 1.40% for 2009 as compared to a cost of 2.12% during 2008 and 2.92% in 2007. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive. Funding costs continued to decline in 2009 through prudent management of deposit pricing in response to the Federal Reserve lowering the targeted federal funds rate and discount rate in December 2008 and maintaining those levels throughout 2009.
For the year ended December 31, 2009, average total deposits increased by $115.9 million or 18.8% to $732.5 million as compared to average total deposits of $616.7 million for the year ended December 31, 2008. Components of this increase include an increase in average demand deposits for 2009 of $8.8 million or 4.5% to $206.0 million as compared to average demand deposits for 2008. The average balances in savings, NOW and money market accounts increased $60.9 million or 19.3% to $376.4 million for the year ended December 31, 2009 compared to the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits increased $46.1 million or 44.4% to $150.1 million for 2009 as compared to 2008. Average public fund deposits comprised 17.3% of total average deposits during 2009 and 20.6% of total average deposits during 2008. Average federal funds purchased and repurchase agreements together with average other borrowed money and average Federal Home Loan Bank term advances increased $0.5 million or 1.9% for the year ended December 31, 2009 as compared to average balances for the same period in the prior year.
Total interest income increased to $43.4 million in 2009 from $39.6 million in 2008 and $35.9 million in 2007, an increase of 9.5% between 2009 and 2008 and a 10.5% increase between 2008 and 2007. The ratio of interest earning assets to interest bearing liabilities decreased to 140.35% in 2009 as compared to 147.86% in 2008 and 157.16% in 2007. Interest income on loans increased $1.1 million in 2009 over 2008 and increased $1.7 million in 2008 over 2007 primarily due to growth in the loan portfolio. The yield on average loans was 6.69% for 2009, 7.05% for 2008 and 7.59% for 2007.
Interest income on investments in residential mortgage-backed, taxable and tax exempt securities increased $2.8 million or 24.3% in 2009 to $14.2 million from $11.4 million in 2008 and increased $2.5 million or 28.4% in 2008 from $8.9 million in 2007. Interest income on securities included net amortization of premiums on securities of $305,000 in 2009 compared to net accretion of discounts of $55,000 in 2008 and $22,000 in 2007 as the rate environment changed and prepayments substantially increased on the mortgage-backed security portfolio. The tax adjusted average yield on total securities decreased to 4.63% in 2009 from 4.85% in 2008 and 4.84% in 2007.
Total interest expense decreased $1.7 million or 17.6% to $7.8 million in 2009 and decreased $0.9 million or 9.1% to $9.5 million in 2008 from $10.4 million in 2007. The decrease in interest expense in 2009 resulted from the Federal Reserve lowering the targeted federal funds rate and discount rate and the prudent management of deposit pricing. The decrease in interest expense in 2008 resulted from the lower cost of average interest bearing liabilities. The cost of average interest bearing liabilities was 1.40% in 2009, 2.12% in 2008, and 2.92% in 2007.
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

Page -20-

Loans of approximately $31.7 million or 7.1% of total loans at December 31, 2009 were classified as potential problem loans compared to $9.8 million or 2.3% at December 31, 2008 and $12.9 million or 3.4% at December 31, 2007. These loans are classified as potential problem loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. The increase in the 2009 level of potential problem loans reflects the current economic environment as well as management’s decision to enhance the asset and credit quality review process of the loan portfolio. This process includes the early identification of potential problem loans, a more stringent assessment of potential credit weaknesses and expanding the scope and depth of individual credit reviews.
At December 31, 2009, approximately $30 million of these loans are commercial real estate (“CRE”) loans which are current and well secured with real estate as collateral. In addition, all but $2.1 million of the CRE loans have personal guarantees. The remaining $1.7 million in classified loans are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.
CRE loans represented $211.6 million or 47.2% of the total loan portfolio at December 31, 2009 compared to $190.7 million or 44.4% at December 31, 2008 and $167.8 million or 44.7% at December 31, 2007. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%. The Bank considers delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses. Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and appears to have stabilized in the fourth quarter of 2009. The estimated decline in residential and commercial real estate values range from 15-20% from the 2007 levels, depending on the nature and location of the real estate.
As of December 31, 2009 and December 31, 2008, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.1 million and $6.3 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired and TDR loans, the Bank evaluates the fair value of the loan in accordance with FASB ASC 310-10-35-22. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. For unsecured loans, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.
Nonaccrual loans increased $2.8 million to $5.9 million or 1.32% of total loans at December 31, 2009 from $3.1 million or 0.71% of total loans at December 31, 2008. Approximately $4.9 million of the nonaccrual loans at December 31, 2009 represent troubled debt restructured loans where the borrowers are complying with the modified terms of the loans and are currently making payments. In 2008, nonaccrual loans increased $2.9 million to $3.1 million from $0.2 million in 2007. The increase in non accrual loans at December 31, 2008 was due to a single loan of approximately $2.5 million.
In addition, the Company has one borrower with TDR loans of $3.2 million at December 31, 2009 that are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loan was determined to be impaired during the third quarter of 2008 and since that determination $187,000 of interest income has been recognized. There were no loans considered to be trouble debt restructurings at December 31, 2007.
The Bank had no foreclosed real estate at December 31, 2009, 2008 and 2007, respectively.
Net charge-offs were $2,058,000 for the year ended December 31, 2009 compared to $1,001,000 for the year ended December 31, 2008 and $158,000 for the year ended December 31, 2007. The ratio of allowance for loan losses to nonaccrual loans was 103%, 129% and 1290%, at December 31, 2009, 2008, and 2007, respectively.
Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs or recoveries, a provision for loan losses of $4.2 million was recorded in 2009 as compared to $2.0 million in 2008 and $0.6 million in 2007. The allowance for loan losses increased to $6.0 million at December 31, 2009 as compared to $4.0 million at December 31, 2008 and $3.0 million at December 31, 2007. As a percentage of total loans, the allowance was 1.35%, 0.92% and 0.79% at December 31, 2009, 2008 and 2007, respectively. Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub-prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

Page -21-

The following table sets forth changes in the allowance for loan losses:

December 31,	2009		2008		2007		2006	2005
(Dollars in thousands)
Allowance for loan losses balance at beginning of period	$3,953		$2,954		$2,512		$2,383	$2,188

Charge-offs:
Commercial real estate mortgage loans	100		—		—		—	—
Residential real estate mortgage loans	707		480		—		—	7
Commercial, financial and agricultural loans	796		534		203		33	153
Installment/consumer loans	228		56		23		50	129
Real estate construction loans	262		—		—		—	—

Total	2,093		1,070		226		83	289

Recoveries:
Commercial real estate mortgage loans	—		—		—		—	—
Residential real estate mortgage loans	6		—		1		6	17
Commercial, financial and agricultural loans	28		53		13		59	37
Installment/consumer loans	1		16		54		62	30
Real estate construction loans	—		—		—		—	100

Total	35		69		68		127	184

Net (charge-offs) recoveries	(2,058)		(1,001)		(158)		44	(105)
Provision for loan losses charged to operations	4,150		2,000		600		85	300

Balance at end of period	$6,045		$3,953		$2,954		$2,512	$2,383

Ratio of net (charge-offs) recoveries during period to average loans outstanding	(0.47%	)	(0.25%	)	(0.05%	)	0.01%	(0.04%	)

Allocation of Allowance for Loan Losses
The following table sets forth the allocation of the total allowance for loan losses by loan type:

Years Ended December 31,	2009		2008		2007		2006		2005
(Dollars in thousands)		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$2,452	47.3%	$1,778	44.4%	$1,820	44.7%	$1,715	51.2%	$1,527	44.9%
Residential real estate mortgage loans	2,384	32.0	1,152	32.4	310	33.4	239	32.6	236	33.2
Commercial, financial and agricultural loans	891	17.2	696	16.8	484	15.6	358	9.0	327	12.8
Installment/consumer loans	279	2.2	61	2.6	87	2.3	79	2.7	110	3.2
Real estate construction loans	39	1.3	266	3.8	253	4.0	121	4.5	183	5.9

Total	$6,045	100.0%	$3,953	100.0%	$2,954	100.0%	$2,512	100.0%	$2,383	100.0%

Non Interest Income
Total non interest income increased by $0.1 million or 1.8% in 2009 to $6.2 million and increased $0.4 million or 6.8% to $6.1 million in 2008 as compared to $5.7 million in 2007. The increase in total non interest income in 2009 compared to 2008 was due to $0.5 million in net securities gains partially offset by a $0.2 million decrease in revenues from the title insurance abstract subsidiary, Bridge Abstract, a $0.07 million decrease in service charges on deposit accounts, a decrease of $0.08 million in fees for other customer services and a decline of $0.05 million in other operating income. The increase in total non interest income during 2008 compared to 2007 was due to a $0.5 million increase in service charges on deposit accounts, and an increase of $0.025 million in fees for other customer services partly offset by a $0.2 million decrease in revenues from the title insurance abstract subsidiary, Bridge Abstract, and a decrease in other operating income of $0.05 million. Excluding net securities gains and losses, total non interest income decreased $0.4 million or 6.9% in 2009 and increased $0.3 million or 4.9% for the year ended December 31, 2008.
Net security gains of $529,000 were recognized in 2009 compared to no security gains or losses recognized in 2008 and net security losses of $101,000 recognized in 2007. The sales of securities were due to repositioning of the available for sale investment portfolio.

Page -22-

Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $0.9 million, $1.1 million, and $1.3 million in 2009, 2008 and 2007, respectively. The decrease of $0.2 million or 19.4% in 2009 and the decrease of $0.2 million or 16.4% in 2008, was due to a decrease in the number and average value of transactions processed by the subsidiary.
Fees from other customer services decreased $0.08 million or 4.6% to $1.7 million in 2009 as compared to $1.8 million in 2008. The decrease was due primarily to lower sales volume in our merchant and debit card cash management services. Fees from other customer services increased $0.025 million or 1.4% in 2008 as compared to 2007. Service charges on deposit accounts for the year ended December 31, 2009 totaled $3.0 million, a decrease of $0.07 million as compared to 2008. This decrease predominately represents lower overdraft fees. For the year ended December 31, 2008, service charges were $3.1 million, an increase of $0.5 million from 2007.
Other operating income for the year ended December 31, 2009 totaled $67,000, a decrease of $51,000 or 43.2% from $118,000 for the year ended December 31, 2008, and decreased $48,000 or 28.9% in 2008 from the prior year.
Non Interest Expense
Non interest expenses increased $3.6 million or 17.1% in 2009 to $24.8 million from $21.2 million in 2008, and increased $3.0 million or 16.5% in 2008 from $18.2 million in 2007. The primary components of these changes were higher salaries and employee benefits, net occupancy expense, furniture and fixture expense, FDIC assessments and other operating expenses. Salaries and benefits increased $1.4 million or 10.8% in 2009 as compared to 2008 and increased $2.0 million or 18.2% in 2008 as compared to 2007. The increases in salary and benefits reflect filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, and the related employee benefit costs associated with the new employees, including higher medical, and pension expenses.
Net occupancy expense increased $0.4 million or 25.0% to $2.3 million in 2009 from $1.9 million in 2008 and increased $0.2 million or 7.8% in 2008 from $1.7 million in 2007. Higher net occupancy expenses were due to increases in maintenance and supplies, and rent expense related to the new branch offices in 2009 as well as annual rent increases in other branch locations. Higher net occupancy expenses in 2008 were due to increases in depreciation expense and rent expense related to the new branch offices as well as annual rent increases in other branch locations. Furniture and fixture expense increased $0.2 million or 18.5% to $1.0 million in 2009 from $0.85 million in 2008 and increased $0.02 million or 2.0% in 2008 from $0.83 million in 2007. The increase in furniture and fixture expense relates primarily to the opening of new branches. FDIC assessments increased $1.3 million or 489.5% to $1.6 million in 2009 from $0.3 million in 2008 and increased $0.2 million or 304.5% in 2008 from $0.07 million in 2007. The increases during 2009 and 2008 relate to growth in deposits and higher assessment rates. Additionally during 2009, the Bank incurred a special assessment fee from the FDIC of $0.4 million. Other operating expenses increased $0.3 million or 6.2% to $4.8 million in 2009 from $4.5 million in 2008 and increased $0.6 million or 15.6% in 2008 from $3.9 million in 2007. The increase during 2009 included higher professional fees associated with legal and consulting fees. The increase during 2008 included higher professional fees associated with the listing and trading of the Company’s common stock on the NASDAQ Global Select Market, the special shareholders meeting legal work and outsourced internal audits.
Income Tax Expense
Income tax expense for December 31, 2009, 2008, and 2007 was $4.0 million, $4.3 million and $4.0 million, respectively. The decrease in 2009 was due to a decrease in income before income taxes of $0.2 million to $12.8 million from $13.0 million in 2008 and a lower effective tax rate. The increase in income tax expense in 2008 was due to an increase in income before income before taxes of $0.7 million to $13.0 million from $12.3 million in 2007. The effective tax rate was 31.6%, 32.9% and 32.8% for the years ended December 31, 2009, 2008, and 2007, respectively.
FINANCIAL CONDITION
The assets of the Company totaled $897.3 million at December 31, 2009, an increase of $58.2 million or 6.9% from the previous year-end. This increase was primarily driven by growth in total securities, net, of $26.8 million, total loans of $18.4 million, other assets of $6.9 million, and an increase of $5.3 million in cash and cash equivalents.
This growth in assets was funded principally by growth in deposits fueled by increased sales initiatives and maturation of newer branches, and borrowings. The deposit growth occurred in all markets and included both new commercial and consumer relationships. Core retail and commercial deposits increased $111.1 million or 21.3% over the prior year to $632.0 million at December 31, 2009. Demand deposits increased $30.9 million or 17.1% to $212.1 million at December 31, 2009 compared to $181.2 million at December 31, 2008. Savings, NOW and money market deposits increased $95.5 million or 27.7% to $440.4 million at December 31, 2009 from $344.9 million at December 31, 2008. Certificates of deposit of $100,000 or more decreased $4.8 million or 6.1% and other time deposits increased $12.7 million or 23.2%.

Page -23-

Due to the significant growth in deposits, there were no Federal funds purchased and FHLB overnight borrowings at December 31, 2009 compared to $70.9 million at December 31, 2008. In addition, there were no Federal Home Loan Bank term advances as of December 31, 2009 compared to $30.0 million outstanding at December 31, 2008. Repurchase agreements were flat at $15.0 million outstanding at December 31, 2009 and December 31, 2008, respectively. During 2008, market opportunities contributed to the fourth quarter strategy to utilize wholesale funding to increase securities holdings and manage seasonal deposit flows. This strategy enhanced earnings and assisted in managing the Bank’s liquidity.
Other liabilities increased $3.0 million to $10.3 million at December 31, 2009 from $7.3 million at December 31, 2008 due primarily to an increase in deferred tax liabilities related to the increase in unrealized gains on securities as of December 31, 2009 compared to December 31, 2008.
Total stockholders’ equity was $61.9 million at December 31, 2009, an increase of $5.8 million or 10.2% from December 31, 2008 primarily due to net income of $8.8 million, an increase in net unrealized gains on securities of $1.8 million partially offset by the declaration of dividends totaling $5.7 million and the issuance of shares of common stock pursuant to the equity incentive plan. In December 2009, the Company declared a quarterly dividend of $0.23 per share. The Company continues its long term trend of uninterrupted dividends.
Loans
During 2009, the Company continued to experience growth trends in commercial and residential real estate lending. The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area on eastern Long Island. The markets in which the Company operates have experienced substantial growth in construction and land development activity over the past several years, which has been a factor in overall loan growth. The local economic conditions on eastern Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, while the Company has a significant amount of commercial real estate loans, the majority of which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.
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
The Bank targets its business lending and marketing initiatives towards promotion of loans that primarily meet the needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the results of operations and financial condition may be adversely affected.
With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Approximately 80.6% of the Bank’s loan portfolio at December 31, 2009 is secured by real estate and approximately 47.3% is comprised of commercial real estate loans. Residential real estate mortgage loans represent 32.0% of the Bank’s loan portfolio and include home equity lines of credit of approximately 14.7%, residential mortgages of approximately 14.1%, and residential land loans of approximately 3.2%. Real estate construction loans comprise approximately 1.3% of the Bank’s loan portfolio. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in the Bank’s geographic markets with original loan to value ratios generally of 75% or less. The Bank’s residential mortgage portfolio includes approximately $4.3 million in interest only mortgages. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. Largest loan concentrations by industry are loans granted to lessors of commercial property both owner occupied and nonowner occupied. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on eastern Long Island that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.
The remainder of the loan portfolio is comprised of commercial and consumer loans, which represent approximately 19.4% of the Bank’s loan portfolio. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral. Consumer loans also have risks associated with concentrations of loans in a single type of loan.

Page -24-

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
Total loans grew $18.4 million or 4.3%, during 2009 and $54.4 million or 14.5% during 2008. Average net loans grew $38.1 million or 9.6% during 2009 over 2008 and $50.5 million or 14.6% during 2008 when compared to 2007. Real estate mortgage loans were the largest contributor of the growth for both 2009 and 2008 and increased $16.3 million or 4.8% and $37.5 million or 12.4%, respectively. Commercial real estate mortgage loans grew $20.9 million or 11.0% during 2009 and residential real estate mortgage loans grew $4.0 million or 2.8% during 2009. Commercial, financial and agricultural loans increased $4.8 million or 6.6% in 2009 from 2008 and increased $13.5 million or 27.9% in 2008 from 2007. Real estate construction loans decreased $10.3 million or 63.5% in 2009 and increased $1.3 million or 8.8% in 2008. Installment/consumer loans decreased $1.3 million or 11.4% in 2009 and increased $2.5 million or 29.6% during 2008. Fixed rate loans represented 25.2%, 23.3% and 19.2% of total loans at December 31, 2009, 2008, and 2007, respectively.
The following table sets forth the major classifications of loans:

December 31,	2009	2008	2007	2006	2005
(In thousands)
Commercial real estate mortgage loans	$211,647	$190,727	$167,770	$166,950	$135,570
Residential real estate mortgage loans	143,312	139,342	125,317	106,189	100,219
Commercial, financial, and agricultural loans	76,867	72,093	58,637	29,183	38,783
Installment/consumer loans	9,821	11,081	8,553	8,848	9,827
Real estate construction loans	5,906	16,174	14,867	14,767	17,960

Total loans	447,553	429,417	375,144	325,937	302,359
Net deferred loan costs and fees	485	266	92	60	(95)

	448,038	429,683	375,236	325,997	302,264
Allowance for loan losses	(6,045)	(3,953)	(2,954)	(2,512)	(2,383)

Net loans	$441,993	$425,730	$372,282	$323,485	$299,881

Selected Loan Maturity Information
The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2009:

		After One
	Within One	But Within	After
	Year	Five Years	Five Years	Total
(In thousands)
Commercial loans	$12,565	$22,199	$42,103	$76,867
Construction loans (1)	2,470	444	2,992	5,906

Total	$15,035	$22,643	$45,095	$82,773

Rate provisions:

Amounts with fixed interest rates	$12,508	$21,715	$33,972	$68,195
Amounts with variable interest rates	2,527	928	11,123	14,578

Total	$15,035	$22,643	$45,095	$82,773

(1)
Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Page -25-

Past Due, Nonaccrual and Restructured Loans
The following table sets forth selected information about past due, nonaccrual and restructured loans:

December 31,	2009	2008	2007	2006	2005
(In thousands)
Loans 90 days or more past due and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	1,001	3,068	229	305	658
Restructured loans — Nonaccrual	4,890	—	—	118	—
Restructured loans — Performing	3,229	3,229	—	—	—
Other real estate owned, net	—	—	—	—	—

Total	$9,120	$6,297	$229	$423	$658

Years Ended December 31,	2009	2008	2007	2006	2005
(In thousands)
Gross interest income that has not been paid or recorded during the year under original terms:
Nonaccrual loans	$52	$127	$12	$9	$38
Restructured loans	189	12	—	1	—

Gross interest income recorded during the year:
Nonaccrual loans	$37	$189	$5	$12	$17
Restructured loans	288	238	—	9	—

Commitments for additional funds	—	—	—	—	—
The following table sets forth impaired loans by loan type:

December 31,	2009	2008	2007	2006	2005
(In thousands)
Nonaccrual Loans:
Commercial real estate mortgage loans	$324	$—	$—	$—	$460
Residential real estate mortgage loans	511	426	223	182	198
Commercial, financial & agricultural loans	61	96	6	108	—
Installment/consumer loans	105	6	—	15	—
Real estate construction loans	—	2,540	—	—	—

Total	1,001	3,068	229	305	658

Restructured Loans:
Commercial real estate mortgage loans	3,229	3,229	—	—	—
Residential real estate mortgage loans	4,890	—	—	—	—
Commercial, financial & agricultural loans	—	—	—	118	—
Installment/consumer loans	—	—	—	—	—
Real estate construction loans	—	—	—	—	—

Total	8,119	3,229	—	118	—

Total Impaired Loans	$9,120	$6,297	$229	$423	$658

Restructured loans totaled $8.1 million at December 31, 2009, of which $4.9 million of the restructured loans were nonaccrual as of December 31, 2009.
Securities
Total securities increased to $383.5 million at December 31, 2009 from $354.1 million at December 31, 2008. The available for sale portfolio decreased 1.5% to $306.1 million from $310.7 million at December 31, 2008. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. U.S. government sponsored entity (“U.S. GSE”) securities increased to $45.9 million at December 31, 2009 from $30.1 million at December 31, 2008, while state and municipal obligations decreased by $6.8 million, residential mortgage-backed securities decreased by $40.6 million and residential collateralized mortgage obligations increased by $27.0 million. Securities held to maturity increased 78.2% to $77.4 million at December 31, 2009 compared to $43.4 million at December 31, 2008. Residential collateralized mortgage obligations held to maturity decreased to $18.3 million at December 31, 2009 from $19.3 at December 31, 2008, while U.S. GSE securities increased by $5.0 million and state and municipal obligations increased by $30.0 million. Fixed rate securities represented 87.4% of total securities at December 31, 2009 compared to 84.7% at December 31, 2008. Residential collateralized mortgage obligations represented approximately 36.6% of the available for sale balance at December 31, 2009 as compared to 27.4% at the prior year-end. A change in market rates was the primary reason for the net increase in unrealized gains in securities available for sale, which increased other comprehensive income.

Page -26-

Total securities include restricted securities which represent FHLB and FRB stock, of $1.2 million and $3.8 million at December 31, 2009 and 2008, respectively.
A summary of the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is as follows:
The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield at December 31, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

	Within			After One But			After Five But			After
December 31, 2009	One Year			Within Five Years			Within Ten Years			Ten Years			Total
(Dollars in thousands)	Fair	Amortized		Fair	Amortized		Fair	Amortized		Fair	Amortized		Fair	Amortized
	Value	Cost		Value	Cost		Value	Cost		Value	Cost		Value	Cost
	Amount	Amount	Yield	Amount	Amount	Yield	Amount	Amount	Yield	Amount	Amount	Yield	Amount	Amount
Available for sale:

U.S. GSE securities	$2,892	$2,791	4.60%	$34,662	$34,747	2.14%	$8,385	$8,249	3.07%	$—	$—	—%	$45,939	$45,787
State and municipal obligations	5,972	5,898	4.51	19,712	18,896	4.93	16,121	15,546	6.09	—	—	—	41,805	40,340
Residential mortgage-backed securities	3,990	4,009	3.83	6,016	5,828	4.32	24,432	23,582	4.33	71,899	68,418	5.12	106,337	101,837
Residential collateralized mortgage obligations	—	—	—	—	—	—	9,444	9,378	2.86	102,587	100,064	4.44	112,031	109,442

Total available for sale	12,854	12,698	4.32	60,390	59,471	3.24	58,382	56,755	4.39	174,486	168,482	4.72	306,112	297,406

Held to maturity:

U.S. GSE securities	—	—	—	—	—	—	4,927	5,000	4.02	—	—	—	4,927	5,000
State and municipal obligations	29,724	29,685	1.97	24,241	23,894	3.16	531	525	4.32	—	—	—	54,496	54,104
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Residential collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	18,907	18,320	4.63	18,907	18,320

Total held to maturity	29,724	29,685	1.97	24,241	23,894	3.16	5,458	5,525	4.05	18,907	18,320	4.63	78,330	77,424

Total securities	$42,578	$42,383	2.67%	$84,631	$83,365	3.22%	$63,840	$62,280	4.36%	$193,393	$186,802	4.71%	$384,442	$374,830

Deposits and Borrowings
Borrowings including Fed Funds purchased, repurchase agreements and FHLB term advances, decreased $100.9 million to $15.0 million at December 31, 2009 from the prior year-end. Total deposits increased $134.5 million or 20.4% in 2009 as compared to 2008. The growth in deposits is attributable to an increase in core deposits of $111.1 million, driven by the opening of three new branches during 2007, two new branches opening during 2009 and the building of new relationships in current markets, as well as an increase of $23.3 million in public funds deposits. Demand deposits increased $30.9 million or 17.1% and Savings, NOW and money market deposits increased $95.6 million or 27.7% primarily related to core deposits growth. Certificates of deposit of $100,000 or more decreased $4.8 million or 6.1% from December 31, 2008 and other time deposits increased $12.7 million or 23.2% as compared to the prior year.

Page -27-

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2009:

	Less than	$100,000 or
	$100,000	Greater	Total
(In thousands)
3 Months or less	$24,847	$23,377	$48,224
Over 3 through 6 months	17,898	18,277	36,175
Over 6 through 12 months	17,956	25,276	43,232
Over 12 months through 24 months	5,445	3,951	9,396
Over 24 months through 36 months	658	701	1,359
Over 36 months through 48 months	559	1,003	1,562
Over 48 months through 60 months	122	816	938
Over 60 months	68	—	68

Total	$67,553	$73,401	$140,954

LIQUIDITY
The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Company’s principal sources of liquidity included cash and cash equivalents of $7.5 million as of December 31, 2009, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2009, the Bank declared and paid $4.5 million in cash dividends to the Company. At December 31, 2009, the Bank had $10.3 million of retained net income available for dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.
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
During 2009 and 2008, the Bank grew its individual, partnership and corporate account balances (“core deposits”) as well as its level of public funds. During 2007, the Bank grew its core deposits and reduced its level of public funds. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2009, the Bank had aggregate lines of credit of $217.5 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $197.5 million is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December 31, 2009, there were no overnight borrowings under these lines. The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2009 with brokers. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of December 31, 2009 the Bank had no brokered certificates of deposits. As of December 31, 2008, the Bank had issued $5.0 million of brokered certificates of deposit.
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

Page -28-

CONTRACTUAL OBLIGATIONS
In the ordinary course of operations, the Company enters into certain contractual obligations.
The following represents contractual obligations outstanding at December 31, 2009:

	Total
	Amounts	Less than	One to	Four to Five	Over Five
	Committed	One Year	Three Years	Years	Years
(In thousands)
Operating leases	$4,793	$827	$976	$925	$2,065
Purchase obligation	250	250	—	—	—
FHLB term advances and repurchase agreements	15,000	—	—	5,000	10,000
Junior subordinated debentures	16,002	—	—	—	16,002
Time deposits	140,954	127,631	10,755	2,500	68

Total contractual obligations outstanding	$176,999	$128,708	$11,731	$8,425	$28,135

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2009, the Company had $25.4 million in outstanding loan commitments and $103.4 million in outstanding commitments for various lines of credit including unused overdraft lines. The Company also has $1.2 million of standby letters of credit as of December 31, 2009. See Note 12 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.
CAPITAL RESOURCES
Stockholders’ equity increased to $61.9 million at December 31, 2009 from $56.1 million at December 31, 2008 as a result of undistributed net income; plus the change in net unrealized appreciation in securities available for sale, net of deferred taxes; the change in pension liability under FASB ASC 715-30, net of deferred taxes; and the issuance of shares of common stock pursuant to the equity incentive plan; less the declaration of dividends. The ratio of average stockholders’ equity to average total assets decreased to 6.80% at year end 2009 from 7.62% at year end 2008.
The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 14 to the Consolidated Financial Statements). During 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and the TPS shares are convertible into our common stock, at an effective conversion price of $31 per share. The TPS mature in 30 years but are callable by the Company at par any time after September 30, 2014. The Company issued $16.0 million of Junior Subordinated Debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability. The Debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Consistent with regulatory requirements, the interest payments may be deferred for up to 5 years, and are cumulative. The Debentures have the same prepayment provisions as the TPS. The Debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required capital levels and which is sufficient to support Company growth. Additionally, the Company has the ability to issue additional common stock, preferred stock and/or trust preferred securities should the need arise.
The Company had returns on average equity of 15.58%, 16.29%, and 17.47% and returns on average assets of 1.06%, 1.24%, and 1.38%, for the years ended December 31, 2009, 2008, and 2007, respectively. The Company utilizes cash dividends and stock repurchases to manage capital levels. Cash dividends totaled $5.7 million in 2009 and 2008. The dividend payout ratios for 2009 and 2008 were 65.43% and 64.74%, respectively. The Company continues its trend of uninterrupted dividends. On March 27, 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its then current outstanding shares, 309,000 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully. The Company did not repurchase any shares in 2009, 2008 or 2007.

Page -29-

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
IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS
For discussion regarding the impact of new accounting standards, refer to Note 1 r) of the notes to Consolidated Financial Statements.
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
At December 31, 2009, $336.4 million or 87.4% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

Page -30-

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the seasonality of the Company’s deposit flows and the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given a 100 and 200 basis point upward shift in interest rates and a 100 basis point downward shift in interest rates. A parallel and pro-rata shift in rates over a twelve-month period is assumed.
The following reflects the Company’s net interest income sensitivity analysis at December 31, 2009:

	2009
	Potential Change
	in Net
Change in Interest	Interest Income
Rates in Basis Points	$ Change	% Change
(Dollars in thousands)
200	$(1,243)	(3.54)%
100	$(545)	(1.55)%
Static	—	—
(100)	$42	0.12%
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

Page -31-

Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$27,108	$24,744
Interest earning deposits with banks	7,039	4,141

Total cash and cash equivalents	34,147	28,885

Securities available for sale, at fair value	306,112	310,695
Securities held to maturity (fair value of $78,330 and $43,890, respectively)	77,424	43,444

Total securities	383,536	354,139

Securities, restricted	1,205	3,800

Loans	448,038	429,683
Allowance for loan losses	(6,045)	(3,953)

Loans, net	441,993	425,730

Premises and equipment, net	21,306	18,377
Accrued interest receivable	3,679	3,626
Other assets	11,391	4,502

Total Assets	$897,257	$839,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$212,137	$181,213
Savings, NOW and money market deposits	440,447	344,860
Certificates of deposit of $100,000 or more	73,401	78,165
Other time deposits	67,553	54,847

Total deposits	793,538	659,085

Federal funds purchased and Federal Home Loan Bank overnight borrowings	—	70,900
Federal Home Loan Bank term advances	—	30,000
Repurchase agreements	15,000	15,000
Junior subordinated debentures	16,002	—
Accrued interest payable	531	672
Other liabilities and accrued expenses	10,331	7,263

Total Liabilities	835,402	782,920

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,397,088 and 6,386,306 shares issued, respectively; 6,261,216 and 6,184,080 shares outstanding, respectively	64	64
Surplus	19,950	20,452
Retained earnings	43,110	40,081
Less: Treasury stock at cost, 135,872 and 202,226 shares, respectively	(4,791)	(6,309)

	58,333	54,288
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($3,457) and ($2,250), respectively	5,249	3,417
Pension liability, net of deferred income taxes of $1,166 and $1,060, respectively	(1,727)	(1,566)

Total Stockholders’ Equity	61,855	56,139

Total Liabilities and Stockholders’ Equity	$897,257	$839,059

See accompanying notes to Consolidated Financial Statements.

Page -32-

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

Years Ended December 31,	2009	2008	2007
Interest income:
Loans (including fee income)	$29,167	$28,040	$26,347
Mortgage-backed securities	11,074	8,404	5,764
State and municipal obligations	2,201	1,907	1,898
U.S. GSE securities	880	1,081	1,213
Federal funds sold	33	183	638
Deposits with banks	13	5	4

Total interest income	43,368	39,620	35,864

Interest expense:
Savings, NOW and money market deposits	3,698	5,681	7,634
Certificates of deposit of $100,000 or more	1,974	2,125	1,452
Other time deposits	1,551	1,148	1,058
Federal funds purchased and repurchase agreements	401	478	288
Federal Home Loan Bank Advances	1	57	5
Junior subordinated debentures	190	—	—

Total interest expense	7,815	9,489	10,437

Net interest income	35,553	30,131	25,427
Provision for loan losses	4,150	2,000	600

Net interest income after provision for loan losses	31,403	28,131	24,827

Non interest income:
Service charges on deposit accounts	2,997	3,067	2,540
Fees for other customer services	1,678	1,759	1,734
Title fee income	903	1,120	1,339
Net securities gains (losses)	529	—	(101)
Other operating income	67	118	166

Total non interest income	6,174	6,064	5,678

Non interest expense:
Salaries and employee benefits	14,084	12,710	10,755
Net occupancy expense	2,337	1,870	1,734
Furniture and fixture expense	1,007	850	833
Data/Item processing	486	481	423
Advertising	457	440	429
FDIC assessments	1,574	267	66
Other operating expenses	4,820	4,539	3,928

Total non interest expense	24,765	21,157	18,168

Income before income taxes	12,812	13,038	12,337
Income tax expense	4,049	4,288	4,043

Net income	$8,763	$8,750	$8,294

Basic earnings per share	$1.44	$1.44	$1.37

Diluted earnings per share	$1.43	$1.43	$1.36

Comprehensive Income	$10,434	$10,369	$10,787

See accompanying notes to Consolidated Financial Statements.

Page -33-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

						Accumulated
						Other
	Common		Comprehensive	Retained	Treasury	Comprehensive
	Stock	Surplus	Income	Earnings	Stock	Income (Loss)	Total
Balance at January 1, 2007	$64	$21,565		$34,347	$(8,176)	$(2,261)	$45,539
Net income			$8,294	8,294			8,294
Stock awards granted		(271)			271		—
Stock awards forfeited		39			(39)		—
Exercise of stock options, including tax benefit		94			55		149
Shared based compensation expense		244					244
Cash dividend declared, $0.92 per share				(5,610)			(5,610)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of reclassification and deferred tax effects			1,738			1,738	1,738
Adjustment to pension liability, net of deferred tax			755			755	755

Comprehensive Income			$10,787

Balance at December 31, 2007	$64	$21,671		$37,031	$(7,889)	$232	$51,109

Net income			$8,750	8,750			8,750
Stock awards granted		(1,848)			1,848		—
Stock awards forfeited		91			(91)		—
Vesting of stock awards		(34)			(40)		(74)
Exercise of stock options, including tax benefit		140			(137)		3
Shared based compensation expense		432					432
Cash dividend declared, $0.92 per share				(5,665)			(5,665)
Other comprehensive income, net of deferred taxes:							—
Change in unrealized net gains in securities available for sale, net of reclassification and deferred tax effects			3,204			3,204	3,204
Adjustment to pension liability, net of deferred taxes			(1,585)	(35)		(1,585)	(1,620)

Comprehensive Income			$10,369				—

Balance at December 31, 2008	$64	$20,452		$40,081	$(6,309)	$1,851	$56,139

Net income			$8,763	8,763			8,763
Proceeds from issuance of common stock, net of offering costs		252			3		255
Stock awards granted		(1,664)			1,664		—
Vesting of stock awards		(1)			(52)		(53)
Exercise of stock options, including tax benefit		161			(97)		64
Shared based compensation expense		750					750
Cash dividend declared, $0.92 per share				(5,734)			(5,734)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of reclassification and deferred tax effects			1,832			1,832	1,832
Adjustment to pension liability, net of deferred taxes			(161)			(161)	(161)

Comprehensive Income			$10,434				—

Balance at December 31, 2009	$64	$19,950		$43,110	$(4,791)	$3,522	$61,855

See accompanying notes to Consolidated Financial Statements.

Page -34-

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended December 31,	2009	2008	2007
Cash flows from operating activities:
Net Income	$8,763	$8,750	$8,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,150	2,000	600
Depreciation and amortization	1,453	1,214	1,223
Amortization and (accretion), net	305	(55)	(22)
Share based compensation expense	750	432	244
Tax expense from the vesting of restricted stock awards	1	34	—
Tax benefit from exercise of stock options	(13)	(19)	(25)
SERP expense	281	166	214
Net securities (gains) losses	(529)	—	101
Increase in accrued interest receivable	(53)	(919)	(15)
Deferred income tax (benefit) expense	(948)	441	(257)
Increase in other assets	(5,928)	(863)	(1,346)
Increase (decrease) in accrued expenses and other liabilities	1,261	(1,468)	595

Net cash provided by operating activities	9,493	9,713	9,606

Cash flows from investing activities:
Purchases of securities available for sale	(113,975)	(213,851)	(37,935)
Purchases of FHLB stock	(19,514)	(65,496)	(16,595)
Purchases of securities held to maturity	(65,838)	(46,571)	(5,836)
Proceeds from sales of securities available for sale	13,087	—	8,484
Redemption of FHLB stock	22,109	64,083	15,086
Maturities and calls of securities available for sale	46,150	69,496	28,978
Maturities of securities held to maturity	25,713	7,945	9,444
Principal payments on securities	68,727	27,431	18,503
Net increase in loans	(20,413)	(55,448)	(49,397)
Purchase of premises and equipment	(4,382)	(1,122)	(1,687)

Net cash used in investing activities	(48,336)	(213,533)	(30,955)

Cash flows from financing activities:
Net increase in deposits	134,453	150,176	4,497
Net (decrease) increase in federal funds purchased and FHLB overnight borrowings	(70,900)	63,900	(11,600)
Net (decrease) increase in FHLB term advances	(30,000)	20,000	10,000
Net (decrease) increase in repurchase agreements	—	(10,000)	25,000
Proceeds from issuance of junior subordinated debentures	16,002	—	—
Net proceeds from exercise of stock options	47	—	149
Net proceeds from issuance of common stock	255	—	—
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(36)	(71)	—
Cash dividends paid	(5,716)	(5,648)	(5,612)

Net cash provided by financing activities	44,105	218,357	22,434

Net increase in cash and cash equivalents	5,262	14,537	1,085
Cash and cash equivalents at beginning of period	28,885	14,348	13,263

Cash and cash equivalents at end of period	$34,147	$28,885	$14,348

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$7,956	$9,457	$10,651
Income tax	$3,264	$4,419	$4,598

Noncash investing and financing activities:
Dividends declared and unpaid at end of period	$1,441	$1,423	$1,406
See accompanying notes to Consolidated Financial Statements.

Page -35-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
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
In addition to the Bank, the Company has another subsidiary, Bridge Statutory Capital Trust II which was formed in 2009. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements. See Note 8 for a further discussion of Bridge Statutory Capital Trust II.
The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the financial institution industry. The following is a description of the significant accounting policies that the Company follows in preparing its Consolidated Financial Statements.
a) Subsequent Events
As defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. Based on the evaluation, the Company did not identify any subsequent events that would have required an adjustment to the financial statements.
b) Basis of Financial Statement Presentation
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
c) Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold, which mature overnight. Cash flows are reported net for customer loan and deposit transactions, overnight borrowings and federal funds purchased, Federal Home Loan Bank advances, and repurchase agreements.
d) Securities
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
Premiums and discounts on securities are amortized to expense and accreted to income over the estimated life of the respective securities using the interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) the whether the Company has the intent to sell the security or more than likely than not will be required to sell the security before its anticipated recovery. The assessment of whether an other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Page -36-

e) Loans and Loan Interest Income Recognition
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans for which the terms have been modified due to the borrower experiencing financial difficulties are considered troubled debt restructurings and are classified as impaired. The impairment of a loan is measured at the value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent. Generally, the Bank measures impairment of such loans by reference to the fair value of the collateral less costs to sell. Loans that experience minor payment delays and payment shortfall generally are not classified as impaired.
f) Allowance for Loan Losses
The Bank monitors its entire loan portfolio on a regular basis, with consideration given to loan growth, detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2009, management believes the allowance for loan losses is adequate.
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
g) Premises and Equipment
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
h) Other Real Estate Owned
Other real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure and is recorded at the lower of the net loan balance at the foreclosure date plus acquisition costs or fair value, less estimated costs to sell. Subsequent valuation adjustments are made if fair value less estimated costs to sell the property falls below the carrying amount. At December 31, 2009 and 2008, the Company carried no other real estate owned.

Page -37-

i) Loan Commitments and Related Financial Instruments
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
j) Income Taxes
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
The Company adopted FASB ASC 740, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2009 or 2008.
k) Treasury Stock
Repurchases of common stock are recorded as treasury stock at cost. Treasury stock is reissued using the first in, first out method.
l) Earnings Per Share
Basic earnings per common share is net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and if junior subordinated debentures were converted into common shares, is computed by dividing net income by the weighted average number of common shares and common stock equivalents.
m) Dividends
Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. Due to regulatory restrictions, dividends from the Bank to the Company at December 31, 2009, were limited to $10.3 million which represents the Bank’s 2009 retained net income and net retained earnings from the previous two years. During 2009, $4.5 million was declared and paid from the Bank to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years.
n) Segment Reporting
While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
o) Stock Based Compensation Plans
FASB ASC No. 718 and 505, “Accounting for Stock-Based Compensation” requires companies to record compensation cost for stock options and stock awards granted to employees in return for employee service. The cost is measured at the fair value of the options and awards when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options and awards. The Company adopted FASB ASC No. 718 and 505 beginning January 1, 2006 applying the modified prospective transition method. Under the modified prospective transition method, the financial statements will not reflect restated amounts.
p) Comprehensive Income
Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of deferred income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities, and the pension liability. FASB ASC 715-30 “Compensation — Retirement Benefits — Defined Benefit Plans — Pension” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income. Other comprehensive income is net of reclassification adjustments for realized gains (losses) on sales of available for sale securities.

Page -38-

q) Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 13. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
r) New Accounting Standards
In June 2008, the FASB issued FASB ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This ASC addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This ASC is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively. The Company adopted this ASC and the impact is disclosed in Note 11.
In April 2009, the FASB issued FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. It also provides guidance to determine whether transactions are orderly. FASB ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairment” and FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments”, are adopted simultaneously. The adoption of this FSP did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Information”. This ASC amends FASB ASC 825-10-50, “Disclosures about the Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC also amends FASB ASC 270-10, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This ASC shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this ASC only if it also elects to early adopt FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments”. The adoption of this ASC at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 13.
In April 2009, the FASB issued FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments”. This ASC amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The ASC shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments”, the entity also is required to adopt early this ASC. Additionally, if an entity elects to adopt early this ASC, it is required to adopt FASB ASC 820-10-65-4. The adoption of this ASC did not have a material impact on the Company’s financial statements.
In April 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 which amends Topic 5.M. in the SAB Series entitled “Other than Temporary Impairment of Certain Investments in Debt and Equity Securities”. This SAB maintains the staff’s previous views related to equity securities and it amends Topic 5.M. to exclude debt securities from its scope. The adoption of this SAB did not have a material impact on the Company’s financial statements.
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

Page -39-

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (ASC 860). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement. The Company does not expect the adoption of this Statement to have a material impact to the Company’s financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810), which improves financial reporting by enterprises involved with variable interest entities. This Statement amends guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The Company does not expect the adoption of this Statement to have a material impact to the Company’s financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which is codified as ASC 105, “Generally Accepted Accounting Principles”. The objective of this Statement is to replace Statement 162, “The Hierarchy of Generally Accepted Accounting Principles”, and to establish the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Statement will not impact the results of operations or financial position as it only required disclosures. Beginning with the Quarterly Report on Form 10-Q for September 30, 2009, and in all filings thereafter, references to Financial Accounting Standards that have been codified in the FASB Accounting Standards Codification have been replaced with references to the appropriate guidance in the Codification.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to Topic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a material impact to the Company’s financial statements.
s) Federal Home Loan Bank (FHLB) Stock
The Bank is a member of the FHLB system. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
t) Reclassifications
Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

Page -40-

2. SECURITIES
A summary of the amortized cost, gross unrealized gains and losses and estimated fair value of securities is as follows:

December 31,	2009				2008
(In thousands)		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$45,787	$309	$(157)	$45,939	$29,855	$306	$(27)	$30,134
State and municipal obligations	40,340	1,473	(8)	41,805	47,848	840	(100)	48,588
Residential mortgage-backed securities	101,837	4,561	(61)	106,337	143,372	3,637	(54)	146,955
Residential collateralized mortgage obligations	109,442	2,722	(133)	112,031	83,953	1,094	(29)	85,018

Total available for sale	297,406	9,065	(359)	306,112	305,028	5,877	(210)	310,695

Held to maturity:
U.S. GSE securities	5,000	—	(73)	4,927	—	—	—	—
State and municipal obligations	54,104	400	(8)	54,496	24,153	68	(4)	24,217
Residential mortgage-backed securities	—	—	—	—	—	—	—	—
Residential collateralized mortgage obligations	18,320	589	(2)	18,907	19,291	382	—	19,673

Total held to maturity	77,424	989	(83)	78,330	43,444	450	(4)	43,890

Total securities	$374,830	$10,054	$(442)	$384,442	$348,472	$6,327	$(214)	$354,585

All of the residential mortgage-backed securities and residential collateralized mortgage obligations were backed by U.S. Government Sponsored Entities as of December 31, 2009 and 2008.
Securities with unrealized losses at year-end 2009 and 2008, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31,	2009				2008
(In thousands)	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized		Unrealized		Unrealized
	Value	losses	Value	losses	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$15,637	$157	$—	$—	$4,319	$27	$—	$—
State and municipal obligations	742	8	—	—	2,160	51	701	49
Residential mortgage-backed securities	9,879	61	—	—	6,924	35	1,529	19
Residential collateralized mortgage obligations	5,845	133	—	—	10,300	29	—	—

Total available for sale	$32,103	$359	$—	$—	$23,703	$142	$2,230	$68

Held to maturity:
U.S. GSE securities	$4,927	$73	$—	$—	$—	$—	$—	$—
State and municipal obligations	10,818	8	—	—	3,996	4	—	—
Residential mortgage-backed securities	—	—	—	—	—	—	—	—
Residential collateralized mortgage obligations	4,952	2	—	—	—	—	—	—

Total held to maturity	$20,697	$83	$—	$—	$3,996	$4	$—	$—

Unrealized losses on securities have not been recognized into income, as the losses on these securities would be expected to dissipate as they approach their maturity dates. The Company evaluates securities for other-than-temporary impairment periodically and with increased frequency when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions, and whether the Company has the intent to sell the security or more than likely than not will be required to sell the security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its entities, whether downgrades by bond rating agencies have occurred, and the issuer’s financial condition.

Page -41-

The following table sets forth the fair value, amortized cost and maturities of the securities at December 31, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within		After One But		After Five But		After
December 31, 2009	One Year		Within Five Years		Within Ten Years		Ten Years		Total
(In thousands)		Amortized		Amortized		Amortized		Amortized		Amortized
	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Available for sale:

U.S. GSE securities	$2,892	$2,791	$34,662	$34,747	$8,385	$8,249	$—	$—	$45,939	$45,787
State and municipal obligations	5,972	5,898	19,712	18,896	16,121	15,546	—	—	41,805	40,340
Residential mortgage-backed securities	3,990	4,009	6,016	5,828	24,432	23,582	71,899	68,418	106,337	101,837
Residential collateralized mortgage obligations	—	—	—	—	9,444	9,378	102,587	100,064	112,031	109,442

Total available for sale	12,854	12,698	60,390	59,471	58,382	56,755	174,486	168,482	306,112	297,406

Held to maturity:

U.S. GSE securities	—	—	—	—	4,927	5,000	—	—	4,927	5,000
State and municipal obligations	29,724	29,685	24,241	23,894	531	525	—	—	54,496	54,104
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—
Residential collateralized mortgage obligations	—	—	—	—	—	—	18,907	18,320	18,907	18,320

Total held to maturity	29,724	29,685	24,241	23,894	5,458	5,525	18,907	18,320	78,330	77,424

Total securities	$42,578	$42,383	$84,631	$83,365	$63,840	$62,280	$193,393	$186,802	$384,442	$374,830

There were $13.1 million of proceeds on sales of available for sale securities and gross gains of approximately $529,000 realized, in 2009. No securities were sold at a loss in 2009. There were no sales of available for securities in 2008. There were $8.5 million of proceeds on sales of available for sale securities and gross losses of approximately $101,000 realized, in 2007. There were no sales of held to maturity securities during 2009, 2008, and 2007.
Securities having a fair value of approximately $247.3 million and $276.0 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Company did not hold any trading securities during the years ended December 31, 2009, 2008 and 2007.
There were no investment holdings of any one issuer that exceeded 10% of stockholders’ equity at December 31, 2009 and 2008, other than U.S. Government and its Sponsored Entities.
3. LOANS
The following table sets forth the major classifications of loans:

December 31,	2009	2008
(In thousands)
Commercial real estate mortgage loans	$211,647	$190,727
Residential real estate mortgage loans	143,312	139,342
Commercial, financial, and agricultural loans	76,867	72,093
Installment/consumer loans	9,821	11,081
Real estate-construction loans	5,906	16,174

Total loans	447,553	429,417
Net deferred loan costs and fees	485	266

	448,038	429,683
Allowance for loan losses	(6,045)	(3,953)

Net loans	$441,993	$425,730

Page -42-

Lending Risk
The principal business of the Bank is lending, primarily in commercial real estate loans, residential mortgage loans, construction loans, home equity loans, commercial and industrial loans, land loans and consumer loans. The Bank considers its primary lending area to be eastern Long Island in Suffolk County, New York, and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectability of such a loan portfolio is susceptible to changes in market and economic conditions in this region.
Allowance for Loan Losses
The following table sets forth changes in the allowance for loan losses:

December 31,	2009	2008	2007
(In thousands)
Allowance for loan losses balance at beginning of period	$3,953	$2,954	$2,512
Charge-offs	(2,093)	(1,070)	(226)
Recoveries	35	69	68

Net charge-offs	(2,058)	(1,001)	(158)
Provision for loan losses charged to operations	4,150	2,000	600

Balance at end of period	$6,045	$3,953	$2,954

Past Due, Nonaccrual and Restructured Loans
As of December 31, 2009 and December 31, 2008, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.1 million and $6.3 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired and TDR loans, the Bank evaluates the fair value of the loan in accordance with FASB ASC 310-10-35-22. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. For unsecured loans, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.
Nonaccrual loans increased $2.8 million to $5.9 million or 1.31% of total loans at December 31, 2009 from $3.1 million or 0.71% of total loans at December 31, 2008. Approximately $4.9 million of the nonaccrual loans at December 31, 2009 represent troubled debt restructured loans where the borrowers are complying with the modified terms of the loans and are currently making payments. Additionally, the Bank has no commitment to lend additional funds to these debtors. In 2008, nonaccrual loans increased $2.9 million to $3.1 million from $0.2 million in 2007. The increase in non accrual loans at December 31, 2008 was due to a single loan of approximately $2.5 million.
In addition, the Company has one borrower with TDR loans of $3.2 million at December 31, 2009 that are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loan was determined to be impaired during the third quarter of 2008 and since that determination $187,000 of interest income has been recognized. There were no loans considered to be trouble debt restructurings at December 31, 2007.
There were no loans 90 days or more past due that were still accruing interest at December 31, 2009 and 2008.
Individually impaired loans were as follows:

December 31,	2009	2008
(In thousands)
Loans with no allocated allowance for loan loss	$9,022	$6,297
Loans with allocated allowance for loan loss	98	—

Total	$9,120	$6,297

Amount of the allowance for loan losses allocated	$50	$—

Page -43-

December 31,	2009	2008	2007
(In thousands)
Average of individually impaired loans during the year	$7,406	$1,725	$—
Interest income recognized during impairment	135	52
Cash basis interest income recognized	—	—	—
Related Party Loans
Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2009 and 2008.
The following table sets forth selected information about related party loans at December 31, 2009:

Balance
Outstanding
(In thousands)
Balance at December 31, 2008	$3,267
New loans	—
Effective change in related parties	—
Advances	34
Repayments	(827)

Balance at December 31, 2009	$2,474

4. PREMISES AND EQUIPMENT
Premises and equipment consist of:

December 31,	2009	2008
(In thousands)
Land	$6,142	$6,142
Construction in progress	565	769
Building and improvements	13,905	11,515
Furniture and fixtures	9,602	8,372
Leasehold improvements	3,319	2,410

	$33,533	$29,208

Less: accumulated depreciation and amortization	(12,227)	(10,831)

	$21,306	$18,377

Additionally the Bank is in the process of building new branch locations and is committed to spend $0.9 million related to the construction which is not reflected in the above figures.
5. DEPOSITS
Time Deposits
The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2009:

	Less than	$100,000 or
	$100,000	Greater	Total
(In thousands)
2010	$60,701	$66,930	$127,631
2011	5,445	3,951	9,396
2012	658	701	1,359
2013	559	1,003	1,562
2014	122	816	938
2015	68	—	68

Total	$67,553	$73,401	$140,954

Page -44-

Deposits from principal officers, directors and their affiliates at December 31, 2009 and 2008 were approximately $6.0 million and $8.7 million, respectively. Public fund deposits at December 31, 2009 and 2008 were $161.6 million and $138.2 million, respectively.
6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
At December 31, 2009 and 2008, securities sold under agreements to repurchase totaled $15.0 million respectively and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $22.2 million and $23.4 million, respectively. Securities sold under agreements to repurchase are financing arrangements with $5.0 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company.
Information concerning the securities sold under agreements to repurchase is summarized as follows:

	2009	2008	2007
(In thousands)
Average daily balance during the year	$15,000	$13,183	$753
Average interest rate during the year	2.35%	2.39%	4.50%
Maximum month-end balance during the year	$15,000	$15,000	$25,000
Weighted average interest rate at year-end	2.35%	2.39%	4.50%
7. FEDERAL HOME LOAN BANK ADVANCES
As of December 31, 2009, there were no term advances or overnight borrowings outstanding from the Federal Home Loan Bank. As of December 31, 2008, there was one term advance from the Federal Home Loan Bank for $30.0 million with a fixed interest rate of 0.49% that matured in January 2009. The term advance was payable at its maturity date and was subject to a prepayment penalty. The term advance was collateralized by $35.3 million of residential mortgage-backed securities as of December 31, 2008. In addition to the term advance, there was $34.9 million of overnight borrowings from the Federal Home Loan Bank outstanding as of December 31, 2008. The overnight borrowings were collateralized by $15.8 million of securities and a blanket lien on residential mortgages as of December 31, 2008.
8. JUNIOR SUBORDINATED DEBENTURES
In December 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its wholly-owned subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and are convertible into our common stock, at an effective conversion price of $31 per share. The TPS mature in 30 years but are callable by the Company at par any time after September 30, 2014.
The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability. The Debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Consistent with regulatory requirements, the interest payments may be deferred for up to 5 years, and are cumulative. The Debentures have the same prepayment provisions as the TPS.
The Debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
9. INCOME TAXES
The components of income tax expense are as follows:

Years Ended December 31,	2009	2008	2007
(In thousands)
Current:
Federal	$4,467	$3,263	$3,609
State	530	584	691

	4,997	3,847	4,300

Deferred:
Federal	(788)	399	(194)
State	(160)	42	(63)

	(948)	441	(257)

Income tax expense	$4,049	$4,288	$4,043

Page -45-

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Years Ended December 31,	2009		2008		2007
(Dollars in thousands)		Percentage		Percentage		Percentage
		of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Earnings	Amount	Earnings	Amount	Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$4,362	34%	$4,442	34%	$4,195	34%
Tax exempt interest	(682)	(6)	(588)	(4)	(575)	(4)
State taxes, net of federal income tax benefit	302	3	413	3	415	3
Other	67	1	21	—	8	—

Income tax expense	$4,049	32%	$4,288	33%	$4,043	33%

Deferred income tax assets and liabilities are comprised of the following:

December 31,	2009	2008
(In thousands)
Deferred income tax assets:
Allowance for loan losses	$2,567	$1,726
Other	749	—

Total	3,316	1,726

Deferred income tax liabilities:
Pension and SERP expense	(1,167)	(853)
Other	(518)	(507)
Depreciation	(580)	(263)

Total	(2,265)	(1,623)

Total before other comprehensive income	1,051	103

Deferred income tax liabilities:
Net unrealized gains on securities	(3,457)	(2,250)
Deferred income tax assets:
Net change in pension liability	1,166	1,060

Net deferred income tax liability	$(1,240)	$(1,087)

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2005. The Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.
10. EMPLOYEE BENEFITS
a) Pension Plan and Supplemental Executive Retirement Plan
The Bank maintains a noncontributory pension plan through the New York State Bankers Association Retirement System covering all eligible employees. Beginning in 2008, the Bank uses a December 31st measurement date for this plan in accordance with FASB ASC 715-30 “Compensation — Retirement Benefits — Defined Benefit Plans — Pension”. Prior to 2008, the Bank used a September 30th measurement date. In order to properly reflect the change in measurement dates the Bank recorded a net transition adjustment of $35,000 in 2008.
During 2001, the Bank adopted the Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”). The SERP provides benefits to certain employees, as recommended by the Compensation Committee of the Board of Directors and approved by the full Board of Directors, whose benefits under the pension plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan and the 401(k) Plan in the absence of such Internal Revenue Code limitations. During 2008, the assets of the SERP were held in a rabbi trust to maintain the tax-deferred status of the plan and are subject to the general, unsecured creditors of the Company. As a result, the assets of the trust are reflected on the Consolidated Balance Sheets of the Company.

Page -46-

Information about changes in obligations and plan assets of the defined benefit pension plan and the defined benefit plan component of the SERP are as follows:

	Pension Benefits		SERP Benefits
At December 31,	2009	2008	2009	2008
(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$5,357	$4,716	$1,481	$1,054
Service cost	481	553	162	71
Interest cost	318	348	59	48
Benefits paid and expected expenses	(225)	(270)	—	—
Assumption changes and other	1,536	10	(211)	308

Benefit obligation at end of year	$7,467	$5,357	$1,491	$1,481

Change in plan assets, at fair value
Plan assets at beginning of year	$6,572	$6,574	$—	$—
Actual return on plan assets	1,428	(1,736)	—	—
Employer contribution	1,400	2,000	—	—
Benefits paid and actual expenses	(217)	(266)	—	—

Plan assets at end of year	$9,183	$6,572	—	—

Funded status (plan assets less benefit obligations)	$1,716	$1,215	$(1,491)	$(1,481)

Amounts recognized in accumulated other comprehensive income at December 31, consist of:

	Pension Benefits		SERP Benefits
At December 31,	2009	2008	2009	2008
(In thousands)
Net actuarial loss	$2,458	$1,930	$87	$312
Prior service cost	99	108	—	—
Transition obligation	—	—	225	252

Net amount recognized	$2,557	$2,038	$312	$564

The accumulated benefit obligation was $5.8 million and $1.3 million for the pension plan and the SERP, respectively, as of December 31, 2009. As of December 31, 2008, the accumulated benefit obligation was $4.6 million and $1.2 million for the pension plan and the SERP, respectively.
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits				SERP Benefits
			Transition
At December 31,	2009	2008	2007	2007	2009	2008	2007
(In thousands)
Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income
Service cost	$481	$442	$111	$451	$162	$71	$61
Interest cost	318	279	70	280	59	47	52
Expected return on plan assets	(516)	(495)	(124)	(395)	—	—	—
Amortization of net loss	88	—	—	14	13	—	—
Amortization of unrecognized prior service cost	9	9	2	9	—	—	—
Amortization of unrecognized transition (asset) obligation	—	—	—	—	28	28	28

Net periodic benefit cost	$380	$235	$59	$359	$262	$146	$141

Net loss (gain)	$616	2,361		$(1,141)	$(211)	$308	4
Prior service cost	—	—		—	—	—	—
Transition obligation	—	—		—	—	—	(64)
Amortization of net gain	(88)	—		(14)	(13)	—	—
Amortization of prior service cost	(9)	(11)		(9)	—	—	—
Amortization of transition obligation	—	—		—	(28)	(28)	(28)

	519	2,350		(1,164)	(252)	280	(88)
Deferred taxes	(206)	(933)	(24)	462	100	(111)	35

Total recognized in other comprehensive income	313	1,417		(702)	(152)	169	(53)

Total recognized in net periodic benefit cost and other comprehensive income	$693	$1,711	$35	$(343)	$110	$315	$88

Page -47-

The estimated net loss, transition obligation and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $104,000, $0 and $9,000, respectively. The estimated net gain and unrecognized net transition obligation for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0 and $28,000, respectively.
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

	Pension Benefits			SERP Benefits
At December 31,	2009	2008	2007	2009	2008	2007
Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.89%	6.00%	6.00%	4.31%	4.00%	4.52%
Rate of compensation increase	4.00	3.50	4.00	5.00	5.00	5.00
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.00%	6.00%	5.75%	4.00%	4.52%	4.69%
Rate of compensation increase	4.00	4.00	4.50	5.00	5.00	5.00
Expected long-term rate of return	7.50	7.75	8.00	—	—	—
Plan Assets
The New York State Bankers Retirement System (the “System”) was established in 1938 to provide for the payment of benefits to employees of participating banks. The System is overseen by a Board of Trustees (“Trustees”), who meet quarterly, and set the investment policy guidelines.
The System’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers.
Cash equivalents consist primarily of short term investment funds.
Equity securities primarily include investments in common stock and depository receipts.
Fixed income securities include corporate bonds, government issues and mortgage-backed securities.
Other financial instruments primarily include rights and warrants.
The weighted average expected long-term rate-of-return is estimated based on current trends in System’s assets as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by ASOP No. 27 for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The following assumptions were used in determining the long-term rate-of-return:

Equity securities	Dividend discount model, the smoothed earnings yield model and the equity risk premium model.

Fixed income securities	Current yield-to-maturity and forecasts of future yields

Other financial instruments	Comparison of the specific investment’s risk to that of fixed income and equity instruments and using judgment
The long term rate of return considers historical returns. Adjustments were made to historical returns in order to reflect expectations of future returns. These adjustments were due to factor forecasts by economists and long-term U.S. Treasury yields to forecast long-term inflation. In addition forecasts by economists and others for long-term GDP growth were factored into the development of assumptions for earnings growth and per capital income.

Page -48-

Effective March 2009, the System revised its investment guidelines. The System currently prohibits its investment managers from purchasing the following investments:

Equity securities	Securities in emerging market countries as defined by the Morgan Stanley Emerging Markets Index, Short sales, Unregistered securities and Margin purchases

Fixed income securities	Securities of BBB quality or less, CMOs that have an inverse floating rate and whose payments don’t include principal or which aren’t certified and guaranteed by the U.S. Government, ABSs that aren’t issued or guaranteed by the U.S., or its agencies or its instrumentalities, Non-agency residential subprime or ALT-A MBSs and Structured Notes

Other financial instruments	Unhedged currency exposure in countries not defined as “high income economies” by the World Bank
All other investments not prohibited by the System are permitted. At December 31, 2009 the System holds certain investments which are no longer deemed acceptable to acquire. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the System.
The target allocations for System assets are shown in the table below:

				Weighted-
				Average
				Expected
	Target	Percentage of Plan Assets		Long-term
	Allocation	at December 31,		Rate of
	2010	2009	2008	Return
Asset Category
Cash equivalents	0-20%	13.6%	10.0%	—
Equity securities	40 - 60%	45.9%	48.0%	4.6%
Fixed income securities	40 - 60%	40.5%	41.4%	2.1%
Other financial instruments	0-5%	—	0.6%	—

Total		100.0%	100.0%
Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The System’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset.

Page -49-

In accordance with FASB ASC 715-20, the following table represents the Plan’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Cash Equivalents:
Short term investment funds	$27,239		$27,239

Equities:
Common Stock	89,928	$89,928
Depository receipts	1,258	1,258
Other equities	997	997

Total equities	92,183	92,183

Fixed income securities:
Corporate bonds	19,163		19,163
Government issues	33,475		33,475
Collateralized mortgage obligations	4,869		4,869
Mortgage-backed securities	22,888		22,888
Other fixed income securities	1,133		1,133

Total fixed income securities	81,528		81,528

Total System Plan Assets	$200,950	$92,183	$108,767

The table below presents a reconciliation of all plan assets measured at fair value using significant unobservable inputs (Level 3) for period ended December 31, 2009:

Plan
Assets
(In thousands)
Balance of recurring Level 3 assets at January 1, 2009	$790
Change in unrealized appreciation	321
Realized losses	(348)
Sale proceeds	(763)

Balance of recurring Level 3 assets at December 31, 2009	$—

Contributions
The Company expects to contribute $1.1 million to the pension plan during 2010.
Estimated Future Payments
The following benefit payments, which reflect expected future service, are expected to be paid as follows:

Year	Pension and SERP Payments
(In thousands)
2010	$323
2011	337
2012	362
2013	378
2014	395
Following 5 years	2,603

Page -50-

b) 401(k) Plan
A savings plan is maintained under Section 401(k) of the Internal Revenue Code and covers substantially all current employees. Newly hired employees can elect to participate in the savings plan after completing six months of service. Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives. The savings plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2009, 2008 and 2007 the Bank made cash contributions of $181,000, $189,000, and $140,000, respectively.
c) Equity Incentive Plan
During 2006, the Bridge Bancorp, Inc. Equity Incentive Plan (the “Plan”) was approved by the shareholders to provide for the grant of options to purchase shares of common stock of the Company and for the award of shares of common stock. The plan supersedes the Bridge Bancorp, Inc. Equity Incentive Plan that was approved in 1996 and amended in 2001. Of the total 620,000 shares of common stock approved for issuance under the Plan, 418,995 shares remain available for issuance at December 31, 2009.
The Compensation Committee of the Board of Directors determines options awarded under the Plan. The Company accounts for this Plan under FASB ASC No. 718 and 505.
The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. No new grants of stock options were awarded during the years ended December 31, 2009, 2008, and 2007.
A summary of the status of the Company’s stock options as of December 31, 2009 follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, December 31, 2008	81,205	$22.67
Granted	—	—
Exercised	(21,800)	$17.03
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2009	59,405	$24.74	5.98 years	$35,422
Vested or expected to vest	55,850	$24.71	5.92 years	$35,422
Exercisable, December 31, 2009	49,121	$24.61	5.88 years	$35,422

	Number
	of	Exercise
Range of Exercise Prices	Options	Price
	600	$12.53
	3,300	$15.47
	5,659	$24.00
	44,443	$25.25
	3,000	$26.55
	2,403	$30.60

	59,405

The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2009 is the same because the options that are unvested have no intrinsic value.

Page -51-

A summary of activity related to the stock options follows:

December 31,	2009	2008	2007
(In thousands, except per share data)
Intrinsic value of options exercised	$29	$75	$130
Cash received from options exercised	34	—	124
Tax benefit realized from option exercises	13	19	25
Weighted average fair value of options granted	—	—	—
The Company did not grant any stock options in 2009, 2008 and 2007. Compensation expense attributable to options was $42,000, $39,000 and $44,000 for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, there was $42,000 of total unrecognized compensation costs related to nonvested stock options granted under the Plan. The cost is expected to be recognized during 2010.
A summary of the status of the Company’s shares of unvested restricted stock for the year ended December 31, 2009 follows:

		Weighted
		Average Grant-
		Date
	Shares	Fair Value
Unvested, December 31, 2008	95,570	$21.55
Granted	58,792	$21.13
Vested	(5,480)	$23.58
Forfeited	—	$—

Unvested, December 31, 2009	148,882	$21.31

The Company’s Equity Incentive Plan also provides for issuance of restricted stock awards. During the year ended December 31, 2009, the Company granted restricted stock awards of 58,792 shares. Of the 58,792 shares granted, 33,892 shares vest over five years with a third vesting after years three, four and five. The remaining 24,900 vest ratably over five years beginning in December 2009. During the year ended December 31, 2008, the Company granted restricted stock awards of 78,970 shares. These awards vest over five years with a third vesting after years three, four and five. During the year ended December 31, 2007, the Company granted restricted stock awards of 22,000 shares. These awards vest over five years with a third vesting after years three, four and five. Such shares are subject to restrictions based on continued service as employees of the Company or employees of subsidiaries of the Company. Compensation expense attributable to these awards was approximately $656,000, $393,000 and $200,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $125,000, $286,000 and $50,000, respectively. As of December 31, 2009, there was $2,388,000 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.7 years.
In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $52,000 for the year ended December 31, 2009.
11. EARNINGS PER SHARE
FASB ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The restricted stock awards granted by the Company contain nonforfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities. Prior period EPS figures have been presented in accordance with this accounting guidance.

Page -52-

The following is a reconciliation of earnings per share for December 31, 2009, 2008 and 2007:

For the Years Ended December 31,	2009	2008	2007
(In thousands, except per share data)
Net Income	$8,763	$8,750	$8,294

Common Equivalent Shares:

Weighted Average Common Shares Outstanding	6,097	6,076	6,072
Weighted Average Common Equivalent Shares Outstanding	35	23	20

Weighted Average Common and Equivalent Shares Outstanding	6,132	6,099	6,092

Basic Earnings per Share	$1.44	$1.44	$1.37
Diluted Earnings per Share	$1.43	$1.43	$1.36
There were 55,505 options outstanding at December 31, 2009 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at December 31, 2009, were not included in the computation of diluted earnings per share because the securities’ conversion price was greater than the average market price of common stock and were, therefore, antidilutive.
12. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS
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
a) Leases
At December 31, 2009, the Company was obligated to make minimum annual rental payments under non-cancelable operating leases for its premises. Projected minimum rentals under existing leases are as follows:

December 31, 2009
(In thousands)
2010	$827
2011	533
2012	443
2013	458
2014	467
Thereafter	2,065

Total minimum rentals	$4,793

Certain leases contain rent escalation clauses which are reflected in the figures listed above. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Certain leases contain renewal options which are not reflected. Rental expenses under these leases for the years ended December 31, 2009, 2008 and 2007 approximated $883,000, $659,000 and $584,000, respectively.
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

Page -53-

The following represents commitments outstanding:

December 31,	2009	2008
(In thousands)
Standby letters of credit	$1,150	$1,781
Loan commitments outstanding (1)	25,380	27,752
Unused lines of credit	103,417	103,237

Total commitments outstanding	$129,947	$132,770

(1)	Of the $25.4 million of loan commitments outstanding at December 31, 2009, $7.2 million are fixed rate commitments and $18.2 million are variable rate commitments
c) Other
During 2009, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. The required cash balance at December 31, 2009 was $1.0 million. During 2009, the Federal Reserve Bank of New York offered higher interest rates on overnight deposits compared to our correspondent banks. Therefore the Bank invested overnight with the Federal Reserve Bank of New York and the average balance maintained during 2009 was $4.4 million.
During 2009, 2008 and 2007, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2009, the Bank had aggregate lines of credit of $217.5 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $197.5 million is available on an unsecured basis. As of December 31, 2009, the Bank did not have any such borrowings outstanding.
In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2009, there was $81.2 million available for transactions under this agreement.
The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2009 (See Note 6).
13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Page -54-

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$45,939		$45,939
State and municipal obligations	41,805		41,805
Residential mortgage-backed securities	106,337		106,337
Residential collateralized mortgage obligations	112,031		112,031

Total available for sale	$306,112		$306,112

		Fair Value Measurements at
		December 31, 2008 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$30,134		$30,134
State and municipal obligations	48,588		48,588
Residential mortgage-backed securities	146,955		146,955
Residential collateralized mortgage obligations	85,018		85,018

Total available for sale	$310,695		$310,695

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

Page -55-

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
December 31, 2009 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Impaired loans	$48			$48
For impaired and TDR loans, the Company evaluates the fair value of the loan in accordance with FASB ASC 310-10-35-22. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. For unsecured loans, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5. Impaired loans with allocated allowance for loan losses at December 31, 2009, had a carrying amount of $48,000, which is made up of the outstanding balance of $98,000, net of a valuation allowance of $50,000. This resulted in an additional provision for loan losses of $50,000 that is included in the amount reported on the income statement. There were no impaired loans with allocated allowance for loan losses at December 31, 2008.
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
Borrowed Funds: The estimated fair value of borrowed funds are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for funding maturities.
Junior Subordinated Debentures: The estimated fair value is based on estimates using market data for similarly risk weighted items taking into consideration the convertible features of the debentures into common stock of the Company.
Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.
Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2009 and 2008.

Page -56-

The estimated fair values and recorded carrying values of the Company’s financial instruments are as follows:

December 31,	2009		2008
(In thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$27,108	$27,108	$24,744	$24,744
Interest bearing deposits with banks	7,039	7,039	4,141	4,141
Securities available for sale	306,112	306,112	310,695	310,695
Securities restricted	1,205	n/a	3,800	n/a
Securities held to maturity	77,424	78,330	43,444	43,890
Loans, net	441,993	449,496	425,730	437,265
Accrued interest receivable	3,679	3,679	3,626	3,626

Financial liabilities:
Demand and other deposits	793,538	794,512	659,085	660,176
Federal funds purchased and Federal Home Loan Bank overnight borrowings	—	—	70,900	70,882
Federal Home Loan Bank term advances	—	—	30,000	29,998
Repurchase agreements	15,000	15,210	15,000	15,368
Junior subordinated debentures	16,002	15,500	—	—
Accrued interest payable	531	531	672	672
14. REGULATORY CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Company and the Bank met all capital adequacy requirements with which it must comply. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”). The TPS mature in 30 years, and carry a fixed distribution rate of 8.50%. The TPS have a liquidation amount of $1,000 per security. The Company has the right to redeem the TPS at par (plus any accrued but unpaid distributions) at any time after September 30, 2014. As provided in applicable regulations, TPS are included in holding company Tier 1 capital (up to a limit of 25% of Tier 1 capital).
As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

Page -57-

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated) As of December 31,	2009
(Dollars In thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$80,378	14.5%	$44,361	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	74,333	13.4%	22,180	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	74,333	8.6%	34,499	4.0%	n/a	n/a

As of December 31,	2008
(Dollars In thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$58,360	11.1%	$42,137	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	54,288	10.3%	21,068	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	54,288	6.9%	31,304	4.0%	n/a	n/a

Bridgehampton National Bank As of December 31,	2009
(Dollars In thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$74,191	13.4%	$44,337	8.0%	$55,421	10.0%
Tier 1 Capital (to risk weighted assets)	68,146	12.3%	22,168	4.0%	33,253	6.0%
Tier 1 Capital (to average assets)	68,146	7.9%	34,494	4.0%	43,117	5.0%

As of December 31,	2008
(In thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$55,431	10.5%	$42,130	8.0%	$52,662	10.0%
Tier 1 Capital (to risk weighted assets)	51,359	9.8%	21,065	4.0%	31,597	6.0%
Tier 1 Capital (to average assets)	51,359	6.6%	31,279	4.0%	39,099	5.0%

Page -58-

15. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Bridge Bancorp, Inc. (Parent Company only) follows:
Condensed Balance Sheets

December 31,	2009	2008
(In thousands)
ASSETS
Cash and cash equivalents	$7,490	$4,309
Other assets	300	83
Investment in the Bank	71,549	53,210

Total Assets	$79,339	$57,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$16,002	$—
Dividends payable	1,441	1,423
Other liabilities	41	40

Total Liabilities	17,484	1,463

Total Stockholders’ Equity	61,855	56,139

Total Liabilities and Stockholders’ Equity	$79,339	$57,602

Condensed Statements of Income

Years ended December 31,	2009	2008	2007
(In thousands)
Dividends from the Bank	$4,500	$3,000	$11,029
Interest expense	190	—	—
Non interest expense	34	149	1

Income before income taxes and equity in undistributed earnings of the Bank	4,276	2,851	11,028
Income tax benefit	(69)	(50)	—

Income before equity in undistributed earnings of the Bank	4,345	2,901	11,028
Equity in undistributed (overdistributed) earnings of the Bank	4,418	5,849	(2,734)

Net income	$8,763	$8,750	$8,294

Page -59-

Condensed Statements of Cash Flows

Years ended December 31,	2009	2008	2007
(In thousands)
Cash flows from operating activities:
Net income	$8,763	$8,750	$8,294
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed earnings of the Bank	(4,418)	(5,849)	2,734
(Increase) decrease in other assets	(217)	1,319	197
Increase (decrease) in other liabilities	1	57	(13)

Net cash provided by operating activities	4,129	4,277	11,212

Cash flows from investing activities:
Investment in the Bank	(11,500)	—	—

Net cash used in investing activities	(11,500)	—	—

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	16,002	—	—
Net proceeds from issuance of common stock	255	—	—
Net proceeds from exercise of stock options	47	—	149
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(36)	(71)	—
Dividends paid	(5,716)	(5,648)	(5,612)

Net cash provided by (used in) financing activities	10,552	(5,719)	(5,463)

Net increase (decrease) in cash and cash equivalents	3,181	(1,442)	5,749
Cash and cash equivalents at beginning of year	4,309	5,751	2

Cash and cash equivalents at end of year	$7,490	$4,309	$5,751

16. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) components and related income tax effects were as follows:

Years Ended December 31,	2009	2008	2007
(In thousands)
Unrealized holding gains (losses) on available for sale securities	$4,085	$5,314	$2,802
Reclassification adjustment for (gains) losses realized in income	(529)	—	101
Income tax effect	(1,724)	(2,110)	(1,165)

Net change in unrealized gain (loss) on available for sale securities	1,832	3,204	1,738

Change in post-retirement obligation	(267)	(2,629)	1,252
Income tax effect	106	1,044	(497)

Net change in post-retirement obligation	(161)	(1,585)	755

Total	$1,671	$1,619	$2,493

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of		Balance as of
	December 31,	Current Period	December 31,

(In thousands)
Unrealized gains on available for sale securities	$3,417	$1,832	$5,249
Unrealized gains (loss) on pension benefits	(1,566)	(161)	(1,727)

Total	$1,851	$1,671	$3,522

Page -60-

17. QUARTERLY FINANCIAL DATA (Unaudited)
Selected Consolidated Quarterly Financial Data

2009 Quarters Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$11,023	$10,864	$10,727	$10,754
Interest expense	1,940	1,935	1,916	2,024

Net interest income	9,083	8,929	8,811	8,730
Provision for loan losses	900	1,400	900	950

Net interest income after provision for loan losses	8,183	7,529	7,911	7,780
Non interest income	1,179	1,925	1,565	1,505
Non interest expenses	6,089	6,450	6,064	6,162

Income before income taxes	3,273	3,004	3,412	3,123
Income tax expense	1,064	981	1,092	912

Net income	$2,209	$2,023	$2,320	$2,211

Basic earnings per share	$0.36	$0.33	$0.38	$0.36

Diluted earnings per share	$0.36	$0.33	$0.38	$0.36

2008 Quarters Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$9,194	$9,558	$10,075	$10,793
Interest expense	2,546	2,248	2,266	2,429

Net interest income	6,648	7,310	7,809	8,364
Provision for loan losses	200	325	550	925

Net interest income after provision for loan losses	6,448	6,985	7,259	7,439
Non interest income	1,446	1,609	1,677	1,332
Non interest expenses	4,989	5,283	5,401	5,484

Income before income taxes	2,905	3,311	3,535	3,287
Income tax expense	935	1,076	1,179	1,098

Net income	$1,970	$2,235	$2,356	$2,189
Basic earnings per share	$0.32	$0.37	$0.39	$0.36
Diluted earnings per share	$0.32	$0.37	$0.39	$0.36

Page -61-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee
Board of Directors
Bridge Bancorp, Inc.
Bridgehampton, New York
We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Bridge Bancorp, Inc’s. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bridge Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report By Management on Internal Control Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Bridge Bancorp, Inc’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP
Livingston, New Jersey
March 11, 2010

Page -62-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, the Company’s Principal Executive Officer and Principal Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting based on those criteria.
The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting. The audit report of Crowe Horwath LLP appears on the previous page.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
“Item 1 — Election of Directors,” “Compliance with Section 16 (a) of the Exchange Act,” and “Code of Ethics” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2010, are incorporated herein by reference.
Item 11. Executive Compensation
“Compensation of Directors,” “Compensation of Executive Officers,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2010, are incorporated herein by reference.

Page -63-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
“Beneficial Ownership” and “Item 1 — Election of Directors”, set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2010, are incorporated herein by reference.
Set forth below is certain information as of December 31, 2009, regarding the Company’s equity compensation plan that has been approved by stockholders.

	Number of securities to	Weighted Average
	be Issued upon	Exercise Price with	Number of Securities
Equity Compensation	Exercise	respect to	Remaining Available
Plan approved by	of outstanding options	Outstanding	for
Stockholders	and awards	Stock Options	Issuance under the Plan
1996 Equity Incentive Plan	15,462	$23.23	—
2006 Equity Incentive Plan	192,825	$25.25	418,995

Total	208,287	$24.74	418,995

Item 13. Certain Relationships and Related Transactions, and Director Independence
“Certain Relationships and Related Transactions”, and “Director Nominations” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2010, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
“Item 2 — Ratification of the Appointment of the Independent Registered Public Accounting Firm” “Fees Paid to Crowe Horwath,” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services of Independent Registered Public Accounting Firm” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2010, is incorporated herein by reference.
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
See Index of Exhibits on page 66.

Page -64-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 11, 2010	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

March 11, 2010	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial
Officer and Treasurer

March 11, 2010	/s/ Sarah K. Quinn
Sarah K. Quinn
Vice President, Controller and Principal
Accounting Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2010	/s/ Marcia Z. Hefter Marcia Z. Hefter	,Director

March 11, 2010	/s/ Dennis A. Suskind Dennis A. Suskind	,Director

March 11, 2010	/s/ Kevin M. O’Connor Kevin M. O’Connor	,Director

March 11, 2010	/s/ Emanuel Arturi Emanuel Arturi	,Director

March 11, 2010	/s/ Thomas E. Halsey Thomas E. Halsey	,Director

March 11, 2010	/s/ R. Timothy Maran R. Timothy Maran	,Director

March 11, 2010	/s/ Charles I. Massoud	,Director

Charles I. Massoud

March 11, 2010	/s/ Albert E. McCoy Jr. Albert E. McCoy Jr.	,Director

March 11, 2010	/s/ Howard H. Nolan Howard H. Nolan	,Director

March 11, 2010	/s/ Rudolph J. Santoro Rudolph J. Santoro	,Director

March 11, 2010	/s/ Thomas J. Tobin Thomas J. Tobin	,Director

Page -65-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Registrant’s amended Form 10, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10, File No. 0-18546, filed August 13, 1999)	*

3.1(ii)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 0-18546, filed November 18, 2008)	*

3.2	Revised By-laws of the Registrant (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed December 17, 2007)	*

10.1	Amended and Restated Employment Contract — Thomas J. Tobin (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.2	Amended and Restated Employment Contract — Howard H. Nolan (incorporated by reference to Registrant’s Form 10-K, File No. 0-18546, filed March 12, 2009)	*

10.3	Employment Contract — Kevin M. O’Connor (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.5	Equity Incentive Plan (incorporated by reference to Registrant’s Form S-8, File No. 0-18546, filed August 14, 2006)	*

10.6	Supplemental Executive Retirement Plan (Revised for 409A) (incorporated by reference to Registrant’s Form 10-K, File No. 0-18546, filed March 14, 2008)	*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

*	Denotes incorporated by reference.

Page -66-