Form 10-Q
period 2010-03-31
BRIDGE BANCORP INC
filed 2010-05-07
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes [ ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
There were 6,291,718 shares of common stock outstanding as of May 6, 2010.

BRIDGE BANCORP, INC.

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$14,865	$27,108
Interest earning deposits with banks	1,238	7,039

Total cash and cash equivalents	16,103	34,147

Securities available for sale, at fair value	298,859	306,112
Securities held to maturity (fair value of $122,713 and $78,330, respectively)	121,950	77,424

Total securities	420,809	383,536

Securities, restricted	1,205	1,205

Loans	455,962	448,038
Allowance for loan losses	(7,032)	(6,045)

Loans, net	448,930	441,993

Premises and equipment, net	21,833	21,306
Accrued interest receivable	4,296	3,679
Other assets	9,973	11,391

Total Assets	$923,149	$897,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$217,341	$212,137
Savings, NOW and money market deposits	448,313	440,447
Certificates of deposit of $100 or more	72,916	73,401
Other time deposits	68,648	67,553

Total deposits	807,218	793,538

Federal funds purchased and Federal Home Loan Bank overnight borrowings	9,000	—
Repurchase agreements	16,535	15,000
Junior subordinated debentures	16,002	16,002
Accrued interest payable	489	531
Other liabilities and accrued expenses	11,256	10,331

Total Liabilities	860,500	835,402

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,403,252 and 6,397,088 shares issued, respectively; 6,284,070 and 6,261,216 shares outstanding, respectively	64	64
Surplus	19,877	19,950
Retained earnings	43,794	43,110
Less: Treasury Stock at cost, 119,182 and 135,872 shares, respectively	(4,353)	(4,791)

	59,382	58,333
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($3,273) and ($3,457), respectively	4,973	5,249
Pension liability, net of deferred income taxes of $1,152 and $1,166, respectively	(1,706)	(1,727)

Total Stockholders’ Equity	62,649	61,855

Total Liabilities and Stockholders’ Equity	$923,149	$897,257

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

Three months ended March 31,	2010	2009
Interest income:
Loans (including fee income)	$7,282	$7,220
Mortgage-backed securities	2,529	3,038
State and municipal obligations	570	563
U.S. GSE securities	403	200
Federal funds sold	5	1
Deposits with banks	9	1

Total interest income	10,798	11,023

Interest expense:
Savings, NOW and money market deposits	874	977
Certificates of deposit of $100 or more	339	482
Other time deposits	305	360
Federal funds purchased and repurchase agreements	108	120
Federal Home Loan Bank Advances	—	1
Junior Subordinated Debentures	341	—

Total interest expense	1,967	1,940

Net interest income	8,831	9,083
Provision for loan losses	1,300	900

Net interest income after provision for loan losses	7,531	8,183

Non interest income:
Service charges on deposit accounts	622	630
Fees for other customer services	376	326
Title fee income	255	207
Net securities gains	891	—
Other operating income	58	16

Total non interest income	2,202	1,179

Non interest expense:
Salaries and employee benefits	3,837	3,612
Net occupancy expense	693	582
Furniture and fixture expense	283	226
FDIC assessments	295	279
Other operating expenses	1,493	1,390

Total non interest expense	6,601	6,089

Income before income taxes	3,132	3,273
Income tax expense	1,002	1,064

Net income	$2,130	$2,209

Basic earnings per share	$0.34	$0.36

Diluted earnings per share	$0.34	$0.36

Comprehensive Income	$1,875	$3,711

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands, except per share amounts)

						Accumulated
						Other
	Common		Comprehensive	Retained	Treasury	Comprehensive
	Stock	Surplus	Income	Earnings	Stock	Income	Total
Balance at December 31, 2009	$64	$19,950		$43,110	$(4,791)	$3,522	$61,855
Net income			$2,130	2,130			2,130
Proceeds from issuance of common stock		139			1		140
Stock awards granted		(414)			414		—
Vesting of stock awards		(1)			(5)		(6)
Exercise of stock options, including tax benefit		(5)			28		23
Share based compensation expense		208					208
Cash dividend declared, $0.23 per share				(1,446)			(1,446)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of deferred tax effects			(276)			(276)	(276)
Adjustment to pension liability, net of deferred taxes			21			21	21

Comprehensive Income			$1,875

Balance at March 31, 2010	$64	$19,877		$43,794	$(4,353)	$3,267	$62,649

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Three months ended March 31,	2010	2009
Cash flows from operating activities:
Net Income	$2,130	$2,209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,300	900
Depreciation and amortization	413	326
Amortization and (accretion), net	284	(9)
Share based compensation expense	208	148
Tax expense from the vesting of restricted stock awards	1	1
Tax benefit from exercise of stock options	(6)	—
SERP expense	51	70
Net securities gains	(891)	—
Increase in accrued interest receivable	(617)	(364)
Decrease (increase) in other assets	1,424	(690)
Increase in accrued expenses and other liabilities	1,029	514

Net cash provided by operating activities	5,326	3,105

Cash flows from investing activities:
Purchases of securities available for sale	(39,580)	(10,511)
Purchases of FHLB stock	—	(19,189)
Purchases of securities held to maturity	(47,007)	(130)
Proceeds from sales of securities available for sale	22,051	—
Redemption of FHLB stock	—	22,109
Maturities and calls of securities available for sale	6,090	23,890
Maturities of securities held to maturity	430	2,033
Principal payments on securities	20,892	15,031
Net increase in loans	(8,237)	(11,839)
Purchase of premises and equipment	(940)	(1,225)

Net cash (used in) provided by investing activities	(46,301)	20,169

Cash flows from financing activities:
Net increase in deposits	13,680	46,863
Net increase (decrease) in federal funds purchased and FHLB overnight borrowings	9,000	(46,900)
Net decrease in FHLB term advances	—	(30,000)
Net increase in repurchase agreements	1,535	—
Net proceeds from exercise of stock options	23	—
Net proceeds from issuance of common stock	140	—
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(6)	(5)
Cash dividends paid	(1,441)	(1,423)

Net cash provided by (used in) financing activities	22,931	(31,465)

Net decrease in cash and cash equivalents	(18,044)	(8,191)
Cash and cash equivalents at beginning of period	34,147	28,885

Cash and cash equivalents at end of period	$16,103	$20,694

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$2,009	$2,017
Income tax	$1,150	$—

Noncash investing and financing activities:
Securities which settled in the subsequent period	$2,080	$—
Dividends declared and unpaid at end of period	$1,446	$1,429
See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York as a bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) and a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”). In addition to the Bank, the Company has another subsidiary Bridge Statutory Capital Trust II which was formed in 2009. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements.
The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
2. EARNINGS PER SHARE
FASB ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The restricted stock awards and restricted stock units granted by the Company contain nonforfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities. Prior period EPS figures have been presented in accordance with this accounting guidance.
Computation of Per Share Income
(In thousands, except per share data)

	Three months ended
	March 31,
	2010	2009

Net Income	$2,130	$2,209
Less: Dividends paid on and undistributed earnings allocated to participating securities	(53)	(40)

Income attributable to common stock	$2,077	$2,169

Weighted average common shares outstanding, including participating securities	6,282	6,210
Less: weighted average participating securities	(163)	(121)

Weighted average common shares outstanding	6,119	6,089

Basic earnings per common share	$0.34	$0.36

Income attributable to common stock	$2,077	$2,169

Weighted average common shares outstanding	6,119	6,089
Weighted average common equivalent shares outstanding	1	5

Weighted average common and equivalent shares outstanding	6,120	6,094

Diluted earnings per common share	$0.34	$0.36

There were 55,259 and 61,705 options outstanding at March 31, 2010 and March 31, 2009, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at March 31, 2010, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.
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
For the three months ended March 31, 2010 and March 31, 2009 the Company did not repurchase any of its common shares. At March 31, 2010, 167,041 shares were available for repurchase under the Board approved program.
4. STOCK BASED COMPENSATION PLANS
The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this Plan under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 718 and 505.
No new grants of stock options were awarded during the three months ended March 31, 2010 and March 31, 2009. Compensation expense attributable to stock options was $10,000 for the three months ended March 31, 2010 and 2009, respectively.
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the first quarter of 2010 and 2009 was $16,000 and $7,000, respectively. The intrinsic value of options outstanding and exercisable at March 31, 2010 and March 31, 2009 was $17,000 and $105,000, respectively.
A summary of the status of the Company’s stock options as of and for the three months ended March 31, 2010 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, December 31, 2009	59,405	$24.74
Granted	—	—
Exercised	(1,800)	$14.49
Forfeited	(246)	$25.25
Expired	—	—

Outstanding, March 31, 2010	57,359	$25.06	5.83 years	$16,660
Vested or expected to vest	53,823	$25.05	5.77 years	$16,660
Exercisable, March 31, 2010	48,071	$25.02	5.67 years	$16,660

	Number of	Exercise
Range of Exercise Prices	Options	Price

	2,100	$15.47
	5,659	$24.00
	44,197	$25.25
	3,000	$26.55
	2,403	$30.60

	57,359

During the three months ended March 31, 2010, restricted stock awards of 15,500 shares were granted. Of the 15,500 shares granted, 11,070 shares vest over five years with a third vesting each year after years three, four and five. The remaining 4,430 shares vest ratably over five years beginning in January 2011. During the three months ended March 31, 2009, restricted stock awards of 29,392 shares were granted. These awards vest over five years with a third vesting each year after years three, four and five. Compensation expense attributable to restricted stock awards was $177,000 and $138,000 for the three months ended March 31, 2010 and 2009, respectively.
A summary of the status of the Company’s unvested restricted stock as of and for the three months ended March 31, 2010 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2009	148,882	$21.31
Granted	15,500	$23.58
Vested	(500)	$26.55
Forfeited	—	—

Unvested, March 31, 2010	163,882	$21.51

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $21,000 for the three months ended March 31, 2010.
5. SECURITIES
The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$65,558	$318	$(69)	$65,807
State and municipal obligations	39,224	1,305	(6)	40,523
U.S. GSE residential mortgage-backed securities	79,057	3,912	(7)	82,962
U.S. GSE residential collateralized mortgage obligations	106,774	2,793	—	109,567

Total available for sale	290,613	8,328	(82)	298,859

Held to maturity:
U.S. GSE securities	19,982	—	(45)	19,937
State and municipal obligations	62,407	433	(128)	62,712
U.S. GSE residential collateralized mortgage obligations	39,561	652	(149)	40,064

Total held to maturity	121,950	1,085	(322)	122,713

Total securities	$412,563	$9,413	$(404)	$421,572

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$45,787	$309	$(157)	$45,939
State and municipal obligations	40,340	1,473	(8)	41,805
U.S. GSE residential mortgage-backed securities	101,837	4,561	(61)	106,337
U.S. GSE residential collateralized mortgage obligations	109,442	2,722	(133)	112,031

Total available for sale	297,406	9,065	(359)	306,112

Held to maturity:
U.S. GSE securities	5,000	—	(73)	4,927
State and municipal obligations	54,104	400	(8)	54,496
U.S. GSE residential collateralized mortgage obligations	18,320	589	(2)	18,907

Total held to maturity	77,424	989	(83)	78,330

Total securities	$374,830	$10,054	$(442)	$384,442

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at March 31, 2010. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$11,812	$11,958
One to five years	72,263	73,125
Five to ten years	60,919	62,643
Beyond ten years	145,619	151,133

Total	$290,613	$298,859

Held to maturity:
Within one year	$29,256	$29,282
One to five years	34,789	35,185
Five to ten years	10,511	10,477
Beyond ten years	47,394	47,769

Total	$121,950	$122,713

Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months		Total
March 31, 2010		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$20,729	$69	$—	$—	$20,729	$69
State and municipal obligations	743	6	—	—	743	6
U.S. GSE residential mortgage-backed securities	5,897	7	—	—	5,897	7

Total available for sale	$27,369	$82	$—	$—	$27,369	$82

Held to maturity:
U.S. GSE securities	$19,937	$45	$—	$—	$19,937	$45
State and municipal obligations	10,125	128	—	—	10,125	128
U.S. GSE residential collateralized mortgage obligations	9,988	149	—	—	9,988	149

Total held to maturity	$40,050	$322	$—	$—	$40,050	$322

	Less than 12 months		Greater than 12 months		Total
December 31, 2009		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$15,637	$157	$—	$—	$15,637	$157
State and municipal obligations	742	8	—	—	742	8
U.S. GSE residential mortgage-backed securities	9,879	61	—	—	9,879	61
U.S. GSE residential collateralized mortgage obligations	5,845	133	—	—	5,845	133

Total available for sale	$32,103	$359	$—	$—	$32,103	$359

Held to maturity:
U.S. GSE securities	$4,927	$73	$—	$—	$4,927	$73
State and municipal obligations	10,818	8	—	—	10,818	8
U.S. GSE residential collateralized mortgage obligations	4,952	2	—	—	4,952	2

Total held to maturity	$20,697	$83	$—	$—	$20,697	$83

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320, Accounting for Certain Investments in Debt and Equity Securities. In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
At March 31, 2010, the majority of unrealized losses on available for sale securities are related to the Company’s U.S. GSE securities and on held to maturity securities are related to state and municipal obligations and residential collateralized mortgage obligations. The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, therefore the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
Proceeds from sales of securities available for sale were $22.1 million and $0 for the three months ended March 31, 2010 and 2009, respectively. Gross gains of $0.9 million were realized on these sales during the three months ended March 31, 2010. There were no securities gains or losses during the three months ended March 31, 2009. Proceeds from calls of securities available for sale were $4.1 million and $20.0 million for the three months ended March 31, 2010 and 2009, respectively.
Securities having a fair value of approximately $211.2 million and $247.3 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Bank did not hold any trading securities during the three months ended March 31, 2010 or the year ended December 31, 2009. As of March 31, 2010, the Bank purchased seven municipal securities totaling $2.1 million that will settle during the beginning of the second quarter. These securities are included in the consolidated balance sheet at March 31, 2010 as securities held to maturity with a corresponding amount reflected in other liabilities and accrued expenses.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock. FHLB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned approximately $1.2 million in FHLB and FRB stock at March 31, 2010 and December 31, 2009, and reported these amounts as restricted securities in the consolidated balance sheets.
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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		March 31, 2010 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities
U.S. GSE securities	$65,807		$65,807
State and municipal obligations	40,523		40,523
U.S. GSE residential mortgage-backed securities	82,962		82,962
U.S. GSE residential collateralized mortgage obligations	109,567		109,567

Total available for sale	$298,859		$298,859

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities
U.S. GSE securities	$45,939		$45,939
State and municipal obligations	41,805		41,805
U.S. GSE residential mortgage-backed securities	106,337		106,337
U.S. GSE residential collateralized mortgage obligations	112,031		112,031

Total available for sale	$306,112		$306,112

Fair value estimates are made at specific points in time and are based on existing on-and off-balance sheet financial instruments. Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
March 31, 2010 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—			$—

Fair Value Measurements at
December 31, 2009 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$48			$48
For impaired and TDR loans, the Company evaluates the fair value of the loan in accordance with FASB ASC 310-10-35-22. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. For unsecured loans, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of the loan is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5. There were no impaired loans with allocated allowance for loan losses at March 31, 2010. Impaired loans with allocated allowance for loan losses at December 31, 2009, had a carrying amount of $48,000, which is made up of the outstanding balance of $98,000, net of a valuation allowance of $50,000. This resulted in an additional provision for loan losses of $50,000 that is included in the amount reported on the income statement as of December 31, 2009.
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
Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of March 31, 2010 and December 31, 2009.
The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$14,865	$14,865	$27,108	$27,108
Interest bearing deposits with banks	1,238	1,238	7,039	7,039
Securities available for sale	298,859	298,859	306,112	306,112
Securities restricted	1,205	n/a	1,205	n/a
Securities held to maturity	121,950	122,713	77,424	78,330
Loans, net	448,930	457,618	441,993	449,496
Accrued interest receivable	4,296	4,296	3,679	3,679

Financial liabilities:
Demand and other deposits	807,218	808,050	793,538	794,512
Federal funds purchased and Federal Home Loan Bank overnight borrowings	9,000	8,998	—	—
Repurchase agreements	16,535	17,500	15,000	15,210
Junior Subordinated Debentures	16,002	15,500	16,002	15,500
Accrued interest payable	489	489	531	531
7. LOANS
The following table sets forth the major classifications of loans:

(In thousands)	March 31, 2010	December 31, 2009
Commercial real estate mortgage loans	$215,714	$211,647
Residential real estate mortgage loans	145,088	143,312
Commercial, financial, and agricultural loans	79,951	76,867
Installment/consumer loans	9,914	9,821
Real estate-construction loans	4,742	5,906

Total loans	455,409	447,553
Net deferred loan costs and fees	553	485

	455,962	448,038
Allowance for loan losses	(7,032)	(6,045)

Net loans	$448,930	$441,993

The principal business of the Bank is lending, primarily in commercial real estate loans, residential mortgage loans, construction loans, home equity loans, commercial and industrial loans, land loans and consumer loans. The Bank considers its primary lending area to be eastern Long Island in Suffolk County on Long Island, New York, and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.
As of March 31, 2010 and December 31, 2009, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.1 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired and TDR loans, the Bank evaluates the fair value of the loan in accordance with FASB ASC 310-10-35-22. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. For unsecured loans, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of the loan is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.
Nonaccrual loans were $5.9 million or 1.28% of total loans at March 31, 2010 and were $5.9 million or 1.31% of total loans at December 31, 2009. There were no loans 90 days or more past due that were still accruing at March 31, 2010 and December 31, 2009. Approximately $4.8 million of the nonaccrual loans at March 31, 2010 and $4.9 million of the nonaccrual loans at December 31, 2009, represent troubled debt restructured loans where the borrowers are complying with the modified terms of the loans and are currently making payments. These loans are secured with collateral that has a fair value of $7.9 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.
In addition, the Company has one borrower with TDR loans of $3.2 million at March 31, 2010 and December 31, 2009, that are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loan was determined to be impaired during the third quarter of 2008 and since that determination $213,000 of interest income has been recognized.
The average recorded investment in the impaired loans during the three months ended March 31, 2010 was $9.1 million and was $7.4 million for the year ended December 31, 2009. At March 31, 2010, each impaired loan was analyzed and written down to its net realizable value if the loan balance was higher than the net realizable value of its associated collateral. The amount of the allowance for loan losses allocated to impaired loans as of March 31, 2010 and December 31, 2009 was $0 and $50,000, respectively.
The Bank had no foreclosed real estate at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
8. ALLOWANCE FOR LOAN LOSSES
The Company monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, the regulatory environment, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Classification Committee, the overall level of the allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2010, December 31, 2009 and March 31, 2009, the Company determined the allowance for loan losses to be adequate.
The following table sets forth changes in the allowance for loan losses:

	For the Three Months Ended		For the Year Ended
(In thousands)	March 31, 2010	March 31, 2009	December 31, 2009
Beginning balance	$6,045	$3,953	$3,953
Provision for loan loss	1,300	900	4,150
Net charge-offs	(313)	(293)	(2,058)

Ending balance	$7,032	$4,560	$6,045

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
The Company made a $122,243 contribution to the pension plan during the three months ended March 31, 2010. There were no contributions made to the SERP during the three months ended March 31, 2010.
The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.
The following table sets forth the components of net periodic benefit cost:

	Three months ended March 31,
	Pension Benefits		SERP Benefits
(In thousands)	2010	2009	2010	2009

Service cost	$190	$119	$24	$40
Interest cost	107	78	15	15
Expected return on plan assets	(168)	(127)	—	—
Amortization of net loss	26	22	—	3
Amortization of unrecognized prior service cost	2	2	—	—
Amortization of unrecognized transition (asset) obligation	—	—	7	7

Net periodic benefit cost	$157	$94	$46	$65

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
At March 31, 2010, March 31, 2009 and December 31, 2009 securities sold under agreements to repurchase totaled $16.5 million, $15.0 million and $15.0 million respectively and were secured by U.S. GSE, mortgage-backed securities and collateralized mortgage obligations with a carrying amount of $21.5 million, $22.6 million and $22.2 million, respectively.
Securities sold under agreements to repurchase are financing arrangements with $1.5 million maturing during the second quarter of 2010, $5.0 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company.
Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the three months ended		For the year ended
(Dollars in thousands)	March 31, 2010	March 31, 2009	December 31, 2009
Average daily balance	$15,525	$15,000	$15,000
Average interest rate	2.80%	2.35%	2.35%
Maximum month-end balance	$16,535	$15,000	$15,000
Weighted average interest rate	3.23%	2.35%	2.35%
11. JUNIOR SUBORDINATED DEBENTURES
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
The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability. The Debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Consistent with regulatory requirements, the interest payments may be deferred for up to 5 years, and are cumulative. The Debentures have the same prepayment provisions as the TPS. As of March 31, 2010 the outstanding balance of the Debentures is $16.0 million.
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
Factors that could cause future results to vary from current management expectations include, but are not limited to: changes in economic conditions including an economic recession that could affect the value of real estate collateral and the ability for borrowers to repay their loans; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products and other financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009 and in quarterly and other reports filed by the Company with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.
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
Quarterly Highlights
•	Net income of $2.1 million or $.34 per diluted share as compared to net income of $2.2 million or $.36 per diluted share for the first quarter in 2009.

•	Returns on average assets and equity of 0.95% and 14.96%, respectively.

•	Net interest income decreased to $8.8 million for the first quarter of 2010 compared to $9.1 million in 2009.

•	A net interest margin of 4.34% for the first quarter of 2010 compared to 5.00% for 2009.

•	Recognized a gain on the sale of securities totaling $0.9 million for the first quarter of 2010.

•	Total loans at March 31, 2010 of $456.0 million, an increase of $7.9 million or 1.8% over December 31, 2009 and an increase of $14.7 million or 3.3% over March 31, 2009.

•	Total assets of $923.1 million at March 31, 2010, an increase of $25.9 million or 2.9% compared to December 31, 2009 and an increase of $110.2 million or 13.6% compared to March 31, 2009.

•	Deposits of $807.2 million, an increase of $13.7 million or 1.7% over December 31, 2009 and an increase of $101.3 million or 14.4% compared to March 31, 2009 levels.

•	Increased Allowance for Loan Loss as a percentage to Loans to 1.54% as of March 31, 2010 compared to 1.35% at December 31, 2009 and 1.03% at March 31, 2009.

•	Tier 1 Capital increased $20.2 million to $75.4 million as of March 31, 2010 compared to March 31, 2009.

•	The declaration of a cash dividend of $0.23 per share for the first quarter of 2010.
Principal Products and Services and Locations of Operations
The Bank operates seventeen branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For the past century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgage loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities and collateralized mortgage obligations; (7) New York State and local municipal obligations; and (8) U.S. government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing up to $50.0 million of FDIC insurance to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.
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
On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program which offers unlimited deposit insurance on non-interest bearing accounts until December 31, 2010.

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
Since the second half of 2007 and continuing through 2009, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. Despite these actions, many of our competitors, due to liquidity concerns, have not yet fully adjusted their deposit pricing. This contrasts with the impact on assets where yields on loans and securities have declined. The squeeze between declining asset yields and more slowly declining liability pricing has impacted margins. Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks. On April 28, 2010, the Federal Reserve decided to maintain the federal funds target rate between 0 and 25 basis points due to the continued high level of unemployment and tight credit markets.
Growth and service strategies have the potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2007, the Bank has opened five new branches. In January 2007, the Bank opened a new branch in the Village of Southampton; in February 2007, in Cutchogue; and in September 2007, in Wading River. In April 2009, the Bank opened a new branch in Shirley, New York, and in December 2009, the Bank opened a new full service branch facility in the Village of East Hampton. On May 3, 2010 the Bank opened a new branch in Center Moriches. The opening of the branch facilities in Wading River, Shirley and Center Moriches move the Bank geographically westward and demonstrate our commitment to traditional growth through branch expansion.
In November 2008, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to open a new branch facility in Deer Park, New York. In March 2010, the Bank received approval from the OCC to open a new branch in Patchogue, New York, and to relocate its branch at 26 Park Place, East Hampton, New York to 55 Main Street, East Hampton, New York. The Deer Park, Patchogue and East Hampton branch locations are expected to open during the second half of 2010.
The Bank routinely adds to its menu of products and services, continually meeting the needs of consumers and businesses. We believe positive outcomes in the future will result from the expansion of our geographic footprint, investments in infrastructure and technology, such as BridgeNEXUS, our remote deposit capture product, lockbox processing, and continued focus on placing our customers first. In January 2009, the Bank launched Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. The Bank rolled out its new commercial online bill paying service during the first quarter of 2010, and plans to roll out its new mobile banking product during the second half of 2010.
During the first quarter of 2010, our customers have indicated that they are, in general, in better shape than they were a year ago. They are seeing more prospective customers, opportunities for work and, as a result, are more optimistic. They’ve managed their businesses during a difficult cycle, making the tough choices necessary to survive and succeed. Management considers this market intelligence as it looks at prospects and believes its liquidity and additional capital provide opportunities for the Bank to participate in the budding economic recovery. Nevertheless, management remains concerned regarding the macro economic issues, including real estate values, the lack of job creation and the stubbornly high unemployment rate. These factors bear watching and will be important considerations as management looks at business plans and loan requests.
The activity during the first quarter of 2010, relating to liquidity deployment, security portfolio management and reserves reflect a cautiously optimistic view of market opportunities. Although actual loan growth has been minimal, inquiries from customers have increased which may translate into future loan activity. The investment activities are consistent with a strategy of managing for the eventuality of higher interest rates. Finally, the additional provisions for loan losses increased our coverage ratio of the allowance to loans. Management believes given the economic and regulatory environment, these actions were prudent. The ability to navigate this demanding economic environment represents one of management’s greatest challenges. Management is in continuous dialogue with customers assessing the impact of local and national developments on their businesses and finances, and working with borrowers, who despite short term issues, want to honor their commitments and obligations. Management is also watching industry trends to identify the concerns of regulators.

Corporate objectives for 2010 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting these objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. This strategy has not changed over the 100 years of our existence and will continue to be true. The Company has capitalized on opportunities presented by the market in 2009 and continues during 2010 to diligently seek opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.
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
Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down as follows: first, loans with homogenous characteristics are pooled by loan type and include home equity loans, residential mortgages, land loans and consumer loans. Then all remaining loans are segregated into pools based upon the risk rating of each credit. Key factors in determining a credit’s risk rating include management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. Management considers its own charge-off history, delinquency status, collateral, loan concentrations along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, management evaluates and considers the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, management evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Classification Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Classification Committee, based on its risk assessment of the entire portfolio. Based on the Classification Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2010, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.
Net Income
Net income for the three months ended March 31, 2010 was $2.1 million or $0.34 per diluted share as compared to $2.2 million or $0.36 per diluted share for the same period in 2009. Changes for the three months ended March 31, 2010 compared to March 31, 2009 include: (i) $0.3 million or 2.8% decrease in net interest income; (ii) $1.0 million or 86.8% increase in total non interest income as a result of net securities gains of $0.9 million, higher fees for other customer services and higher title insurance revenues; (iii) $0.5 million or 8.4% increase in total non interest expenses, primarily due to a $0.2 million increase in salaries and employee benefits related to increased staffing and related benefits, a $0.3 million increase in net occupancy expenses, furniture & fixtures and other operating expenses primarily related to the new branches and marketing expenses for the 100th year anniversary of the Bank. In addition, a provision for loan losses of $1.3 million was recorded this quarter due to the continued growth of our loan portfolio as well as our assessment of risk factors considering the continued weak economic environment and overall industry trends. A provision for loan losses of $0.9 million was recorded during the first quarter of 2009. The effective income tax rate was 32.0% for the quarter ended March 31, 2010 compared to 32.5% for the same period last year.
Analysis of Net Interest Income
Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.
The following tables set forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include nonaccrual loans. The yields and costs include fees, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities.”

Three months ended March 31,	2010			2009
(In thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$446,147	$7,282	6.62%	$429,164	$7,220	6.82%
Mortgage-backed securities	231,851	2,529	4.42	242,933	3,038	5.07
Tax exempt securities (1)	94,648	876	3.75	70,063	865	5.01
Taxable securities	61,116	403	2.67	15,866	200	5.11
Federal funds sold	7,059	5	0.29	1,450	1	0.28
Deposits with banks	13,118	9	0.28	2,429	1	0.17

Total interest earning assets	853,939	11,104	5.27	761,905	11,325	6.03
Non interest earning assets:
Cash and due from banks	15,066			13,744
Other assets	35,701			28,252

Total assets	$904,706			$803,901

Interest bearing liabilities:
Savings, NOW and money market deposits	$455,711	$874	0.78%	$367,420	$977	1.08%
Certificates of deposit of $100,000 or more	71,339	339	1.93	80,069	482	2.44
Other time deposits	66,831	305	1.85	60,003	360	2.43
Federal funds purchased and repurchase agreements	16,314	108	2.68	52,739	120	0.92
Federal Home Loan Bank term advances	—	—	—	333	1	1.22
Junior Subordinated Debentures	16,002	341	8.64	—	—	—

Total interest bearing liabilities	626,197	1,967	1.27	560,564	1,940	1.40
Non interest bearing liabilities:
Demand deposits	214,629			183,203
Other liabilities	6,154			4,493

Total liabilities	846,980			748,260
Stockholders’ equity	57,726			55,641

Total liabilities and stockholders’ equity	$904,706			$803,901

Net interest income/interest rate spread (2)		9,137	4.00%		9,385	4.63%

Net interest earning assets/net interest margin (3)	$227,742		4.34%	$201,341		5.00%

Ratio of interest earning assets to interest bearing liabilities			136.37%			135.92%

Less: Tax equivalent adjustment		(306)			(302)

Net interest income		$8,831			$9,083

(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended March 31,
	2010 Over 2009
	Changes Due To
(In thousands)	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (including loan fee income)	$1,023	$(961)	$62
Mortgage-backed securities	(134)	(375)	(509)
Tax exempt securities (1)	1,034	(1,023)	11
Taxable securities	836	(633)	203
Federal funds sold	4	—	4
Deposits with banks	7	1	8

Total interest earning assets	2,770	(2,991)	(221)

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	978	(1,081)	(103)
Certificates of deposit of $100,000 or more	(49)	(94)	(143)
Other time deposits	207	(262)	(55)
Federal funds purchased and repurchase agreements	(496)	484	(12)
Federal Home Loan Bank Advances	(1)	—	(1)
Junior subordinated debentures	341	—	341

Total interest bearing liabilities	980	(953)	27

Net interest income	$1,790	$(2,038)	$(248)

(1) The above table is presented on a tax equivalent basis.
Analysis of Net Interest Income for the Three Months ended March 31, 2010 and March 31, 2009
Net interest income was $8.8 million for the three months ended March 31, 2010 compared to $9.1 million for the same period in 2009, a decrease of $0.3 million or 2.8%. Net interest margin declined to 4.34% for the quarter ended March 31, 2010 as compared to 5.00% for the quarter ended March 31, 2009. This decrease was primarily the result of the decrease in the yield on average total interest earning assets being greater than the decrease in the cost of the average total interest bearing liabilities. The yield on interest earning assets decreased approximately 76 basis points which was partly offset by the cost of interest bearing liabilities decreasing approximately 13 basis points during the first quarter of 2010 compared to 2009.
For the three months ended March 31, 2010, average loans grew by $17.0 million or 4.0% to $446.1 million as compared to $429.2 million for the same period in 2009. This growth was primarily related to Commercial loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.
For the three months ended March 31, 2010, average total investments increased by $58.8 million or 17.9% to $387.6 million as compared to $328.9 million for the three months ended March 31, 2009. To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during the first quarter of 2010 resulting in a net gain of $0.9 million. Average federal funds sold increased $5.6 million to $7.1 million for the three months ended March 31, 2010 from $1.5 million in 2009. The increase in the average federal funds sold for the three months ended March 31, 2010 was primarily due to growth in the average deposits.

Average total interest bearing liabilities totaled $626.2 million for the three months ended March 31, 2010 compared to $560.6 million for the same period in 2009. The Bank grew deposits as a result of opening two new branches during 2009 and building new relationships in existing markets. During the fourth quarter of 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The junior subordinated debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Since March 31, 2009, the Bank reduced interest rates on deposit products through the prudent management of deposit pricing. The reduction in deposit rates along with lower borrowing costs resulted in a decrease in the cost of interest bearing liabilities from 1.40% for the three months ended March 31, 2010 to 1.27% for the same period in 2009. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.
For the three months ended March 31, 2010, average total deposits increased by $117.8 million or 17.1% to $808.5 million as compared to average total deposits of $690.7 million for the same period in 2009. Components of this increase include an increase in average balances in savings, NOW and money market accounts of $88.3 million or 24.0% to $455.7 million for the three months ended March 31, 2010 compared to $367.4 million for the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $1.9 million or 1.4% to $138.2 million for 2010 as compared to 2009. Average public fund deposits comprised 21.8% of total average deposits during the three months ended March 31, 2010, and 22.3% of total average deposits for the same period in 2009. Average federal funds purchased and repurchase agreements decreased $36.4 million to $16.3 million for the three months ended March 31, 2010 as compared to $52.7 million for the same period in the prior year. Federal Home Loan Bank term advances were zero for the three months ended March 31, 2010 compared to an average balance of $0.3 million for the same period in 2009.
Total interest income decreased $0.2 million or 2.0% to $10.8 million for the three months ended March 31, 2010 from $11.0 million for the same period in 2009. Interest income on loans increased $0.1 million or 0.9% to $7.3 million in 2010 compared to $7.2 million in 2009 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 6.6% for 2010 as compared to 6.8% in 2009.
Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $0.3 million to $3.5 million for the three months ended March 31, 2010 compared to $3.8 million for the same period in 2009. Interest income on securities included net amortization of premium of $284,000 in the 2010 period compared to net accretion of discounts of $9,000 for the same period in 2009. The tax adjusted average yield on total securities decreased to 4.0% in 2010 from 5.1% in 2009.
Interest expense increased $0.1 million or 1.4% to $2.0 million for the three months ended March 31, 2010 compared to $1.9 million for the same period in 2009. The increase in interest expense in 2010 resulted from the interest paid related to $16.0 million of junior subordinated debentures which was partly offset by prudent management of deposit pricing.
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
Loans of approximately $39.0 million or 8.6% of total loans at March 31, 2010 were classified as potential problem loans compared to $31.7 million or 7.1% at December 31, 2009 and $18.4 million or 4.2% at March 31, 2009. These loans are classified as potential problem loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. The increase in the 2010 level of potential problem loans reflects the current economic environment, the early identification of potential problem loans, a stringent assessment of potential credit weaknesses and an in depth review of individual credits. At March 31, 2010, approximately $36.3 million of these loans are commercial real estate (“CRE”) loans which are current and well secured with real estate as collateral. In addition, all but $2.1 million of the CRE loans have personal guarantees. The remaining $2.7 million in classified loans are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.

CRE loans represented $215.7 million or 47.4% of the total loan portfolio at March 31, 2010 compared to $211.6 million or 47.2% at December 31, 2009 and $206.4 million or 46.8% at March 31, 2009. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%. The Bank considers delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses. Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and appears to have stabilized in the fourth quarter of 2009. The estimated decline in residential and commercial real estate values range from 15-20% from the 2007 levels, depending on the nature and location of the real estate.
As of March 31, 2010 and December 31, 2009, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.1 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired and TDR loans, the Bank evaluates the fair value of the loan in accordance with FASB ASC 310-10-35-22. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. For unsecured loans, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of the loan is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.
Nonaccrual loans were $5.9 million or 1.28% of total loans at March 31, 2010 and were $5.9 million or 1.31% of total loans at December 31, 2009. There were no loans 90 days or more past due that were still accruing at March 31, 2010 and December 31, 2009. Approximately $4.8 million of the nonaccrual loans at March 31, 2010 and $4.9 million of the nonaccrual loans at December 31, 2009, represent troubled debt restructured loans where the borrowers are complying with the modified terms of the loans and are currently making payments. These loans are secured with collateral that has a fair value of $7.9 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.
In addition, the Company has one borrower with TDR loans of $3.2 million at March 31, 2010 and December 31, 2009, that are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loan was determined to be impaired during the third quarter of 2008 and since that determination $213,000 of interest income has been recognized.
The average recorded investment in the impaired loans during the three months ended March 31, 2010 was $9.1 million and was $7.4 million for the year ended December 31, 2009. At March 31, 2010, each impaired loan was analyzed and written down to its net realizable value if the loan balance was higher than the net realizable value of its associated collateral. The amount of the allowance for loan losses allocated to impaired loans as of March 31, 2010 and December 31, 2009 was $0 and $50,000, respectively.
The Bank had no foreclosed real estate at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

The following table sets forth impaired loans by loan type:

	March 31,	December 31,
	2010	2009
(In thousands)
Nonaccrual Loans:
Commercial real estate mortgage loans	$443	$324
Residential real estate mortgage loans	511	511
Commercial, financial & agricultural loans	43	61
Installment/consumer loans	11	105
Real estate construction loans	—	—

Total	1,008	1,001

Restructured Loans:
Commercial real estate mortgage loans	3,229	3,229
Residential real estate mortgage loans	4,849	4,890
Commercial, financial & agricultural loans	—	—
Installment/consumer loans	—	—
Real estate construction loans	—	—

Total	8,078	8,119

Total Impaired Loans	$9,086	$9,120

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in our loan portfolio, and the net charge-offs, a provision for loan losses of $1.3 million was recorded during the three months ended March 31, 2010 compared to a provision for loan loss of $0.9 million that was recorded during the same period in 2009. The Bank recognized net charge-offs in the amount of $0.3 million for the three months ended March 31, 2010 as compared to $0.3 million for the same period in 2009. The allowance for loan losses increased to $7.0 million at March 31, 2010, as compared to $6.0 million at December 31, 2009 and $4.6 million at March 31, 2009. As a percentage of total loans, the allowance increased to 1.54% at March 31, 2010 compared to 1.35% at December 31, 2009 and 1.03% at March 31, 2009. Management continues to carefully monitor the loan portfolio as well as real estate trends on eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.
The following table sets forth changes in the allowance for loan losses:

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
(Dollars in thousands)
Allowance for loan losses balance at beginning of period	$6,045	$3,953

Charge-offs:
Commercial real estate mortgage loans	—	100
Residential real estate mortgage loans	—	707
Commercial, financial & agricultural loans	219	796
Installment/consumer loans	102	228
Real estate construction loans	—	262

Total	321	2,093

Recoveries:
Commercial real estate mortgage loans	—	—
Residential real estate mortgage loans	1	6
Commercial, financial & agricultural loans	—	28
Installment/consumer loans	7	1
Real estate construction loans	—	—

Total	8	35

Net charge-offs	(313)	(2,058)
Provision for loan losses charged to operations	1,300	4,150

Balance at end of period	$7,032	$6,045

Ratio of net charge-offs during period to average loans outstanding	(0.07% )	(0.47% )

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	March 31,		December 31,
	2010		2009
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$2,469	47.3%	$2,452	47.3%
Residential real estate mortgage loans	2,279	32.0	2,384	32.0
Commercial, financial & agricultural loans	1,912	17.5	891	17.2
Installment/consumer loans	340	2.2	279	2.2
Real estate construction loans	32	1.0	39	1.3

Total	$7,032	100.0%	$6,045	100.0%

Non Interest Income
Total non interest income increased $1.0 million or 86.8% to $2.2 million for the three months ended March 31, 2010 compared to $1.2 million for the same period in 2009. Net securities gains were $0.9 for the three months ended March 2010. There were no net securities gains or losses for the three months ended March 31, 2009. Service charges on deposit accounts remained at $0.6 million for the three months ended March 31, 2010 and 2009, respectively. Fees for other customer services were $0.4 million for the three months ended March 31, 2010 and $0.3 million in 2009. Title fee income related to Bridge Abstract increased $48,000 or 23.2% to $255,000 for the three months ended March 31, 2010 compared to $207,000 for the same period in 2009.
Non Interest Expense
Total non interest expense increased $0.5 million or 8.4% to $6.6 million during the three months ended March 31, 2010 over the same period in 2009. The primary components of these increases were higher salaries and employee benefits, net occupancy expense, furniture and fixture expense, and other operating expenses. Salary and benefit expense increased $0.2 million or 6.2% to $3.8 million for the three months ended March 31, 2010 from $3.6 million for the same period in 2009. The increase reflects filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, and related employee benefit costs. Net occupancy expense increased $0.1 million or 19.1% to $0.7 million for the three months ended March 31, 2010 from $0.6 million for the same period in 2009. Higher net occupancy expenses were due to increases in maintenance and supplies, and rent expense related to the new branch offices in 2010 as well as annual rent increases in other branch locations. Furniture and fixture expense increased $57,000 or 25.2% to $283,000 for the three months ended March 31, 2010 from $226,000 for the same period in 2009 related primarily to the new branches. FDIC assessments remained the same at $0.3 million for the three months ended March 31, 2010 and 2009. Other operating expenses increased $0.1 million or 7.4% to $1.5 million for the three months ended March 31, 2010 compared to the same period in 2009 primarily related to marketing expenses for the new branches and the 100th anniversary of the Bank.
Income Taxes
The provision for income taxes decreased $0.1 million to $1.0 million during the three months ended March 31, 2010 compared to the same period last year due to lower income before income taxes and a lower effective tax rate. The effective tax rate for the three months ended March 31, 2010 decreased to 32.0% from 32.5% for the same period last year.
Financial Condition
Assets totaled $923.1 million at March 31, 2010, an increase of $25.9 million or 2.9% from $897.3 million at December 31, 2009. This change is primarily a result of an increase in net loans of $7.0 million or 1.6% as well as an increase in total securities of $37.3 million or 9.7% partially offset by a decrease of $18.0 million in total cash and cash equivalents. Cash and due from banks decreased $12.2 million and interest earnings deposits with banks decreased $5.8 million. Total deposits grew $13.7 million to $807.2 million at March 31, 2010, compared to $793.5 million at December 31, 2009. Demand deposits increased $5.2 million to $217.3 million compared to $212.1 million at December 31, 2009. Savings, NOW and money market deposits increased $7.9 million to $448.3 million at March 31, 2010 from $440.4 million at December 31, 2009. Certificates of deposit of $100,000 or more and other time deposits increased $0.6 million or 0.4%. The increase in the investment portfolio and net loans was higher than the increase in total deposits and resulted in an increase in borrowings at March 31, 2010. There were $9.0 million Federal funds purchased at March 31,

2010 compared to no Federal funds purchased at December 31, 2009. Accrued interest payable remained the same at $0.5 million for March 31, 2010 and December 31, 2009. The increase of $0.9 million in other liabilities at March 31, 2010 relates to a purchase of a $2.1 million security that settled in April which was partly offset by a decrease in accrued taxes payable, and a decrease in deferred tax liabilities as a result of lower unrealized gains on the security portfolio.
Total stockholders’ equity was $62.6 million at March 31, 2010, an increase of $0.8 million or 1.28% from December 31, 2009, primarily due to net income of $2.1 million and partially offset by the declaration of dividends totaling $1.4 million.
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
The Holding Company’s principal sources of liquidity included cash and cash equivalents of $5.8 million as of March 31, 2010, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During the first quarter of 2010, the Bank did not declare or pay a cash dividend to the Company. At March 31, 2010, the Bank had $12.6 million of retained net income available for dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”). The net proceeds will be used for general corporate purposes, primarily to provide additional capital to the Bank.
The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include principal repayments and maturities of loan and investment securities, lines of credit with other financial institutions including the Federal Home Loan Bank and the Federal Reserve Bank, growth in core deposits and sources of wholesale funding such as brokered certificates of deposits. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its branches that serve its market area and local municipal deposits, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.
The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At March 31, 2010, the Bank had aggregate lines of credit of $217.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $197.5 million is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of March 31, 2010 and December 31, 2009, the Bank had no brokered certificates of deposit. As of March 31, 2010, the Bank had $9.0 million in overnight borrowings. There were no overnight borrowings as of December 31, 2009. The Bank had $16.5 million of securities sold under agreements to repurchase outstanding as of March 31, 2010 and $15.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2009. There were no advances outstanding as of March 31, 2010 and December 31, 2009 with the FHLB.
Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix. The Asset and Liability Committee is comprised of members of senior management and the Board. Excess short term liquidity is invested in overnight federal funds sold. The Bank did not have overnight federal funds sold as of March 31, 2010 or December 31, 2009.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of March 31, 2010, the Company and the Bank met all capital adequacy requirements. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”). The TPS mature in 30 years, and carry a fixed distribution rate of 8.50%. The TPS have a liquidation amount of $1,000 per security. The Company has the right to redeem the TPS at par (plus any accrued but unpaid distributions) at any time after September 30, 2014. Holders of the TPS may convert the TPS into shares of the Company’s common stock at a conversion price equal to $31.00 per share, which represents 125% of the of the average closing price of the Company’s common stock over the 20 trading days ended on October 14, 2009. Each $1,000 in liquidation amount of the TPS is convertible into 32.2581 shares of the Company’s common stock. As provided in the regulations, TPS are included in holding company Tier 1 capital (up to a limit of 25% of Tier 1 capital).
At March 31, 2010 and December 31, 2009, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)

As of March 31,	2010
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$82,385	14.7%	$44,817	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	75,382	13.5%	22,409	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	75,382	8.4%	36,079	4.0%	n/a	n/a

As of December 31,	2009
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$80,378	14.5%	$44,361	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	74,333	13.4%	22,180	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	74,333	8.6%	34,499	4.0%	n/a	n/a

Bridgehampton National Bank

As of March 31,	2010
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$77,719	13.9%	$44,781	8.0%	$55,976	10.0%
Tier 1 Capital (to risk weighted assets)	70,722	12.6%	22,390	4.0%	33,586	6.0%
Tier 1 Capital (to average assets)	70,722	7.8%	36,065	4.0%	45,082	5.0%

As of December 31,	2009
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$74,191	13.4%	$44,337	8.0%	$55,421	10.0%
Tier 1 Capital (to risk weighted assets)	68,146	12.3%	22,168	4.0%	33,253	6.0%
Tier 1 Capital (to average assets)	68,146	7.9%	34,494	4.0%	43,117	5.0%
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
Recent Regulatory and Accounting Developments
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”. This standard has not yet been codified in the FASB Accounting Standards Codification. FAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement. The adoption of this Statement did not have a significant impact to the Company’s financial statements.
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 “Amendments to FASB Interpretation No. 46(R)”, which is codified as ASC 810, which improves financial reporting by enterprises involved with variable interest entities. This update amends Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This update will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after

November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption was prohibited. The adoption of this Statement did not have a significant impact to the Company’s financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to Topic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a significant impact to the Company’s financial statements.
In January 2010, the Financial Accounting Standards Board (“FASB”) amended existing guidance to improve disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, the FASB clarified guidance related to disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The impact of adoption on January 1, 2010 was not material as it required only disclosures which are included in Note 6.
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
At March 31, 2010, $385.5 million or 91.4% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and the amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.
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
The following reflects the Company’s net interest income sensitivity analysis at March 31, 2010:

	March 31, 2010		December 31, 2009
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(Dollars in thousands)	Interest Income		Interest Income
	$ Change	% Change	$ Change	% Change
200	$(1,281)	(3.53%)	$(1,243)	(3.54%)
100	$(556)	(1.53%)	$(545)	(1.55%)
Static	—	—	—	—
(100)	$151	0.42%	$42	0.12%
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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Other Information
Not applicable.
Item 5. Exhibits and Reports on Form 8-K

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

BRIDGE BANCORP, INC.
Registrant

May 7, 2010	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

May 7, 2010	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer