Form 10-Q
period 2010-06-30
BRIDGE BANCORP INC
filed 2010-08-05
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 6,302,489 shares of common stock outstanding as of July 29, 2010.

BRIDGE BANCORP, INC.

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$16,337	$27,108
Interest earning deposits with banks	13,997	7,039

Total cash and cash equivalents	30,334	34,147

Securities available for sale, at fair value	303,170	306,112
Securities held to maturity (fair value of $143,239 and $78,330, respectively)	141,233	77,424

Total securities	444,403	383,536

Securities, restricted	1,219	1,205

Loans	468,664	448,038
Allowance for loan losses	(7,431)	(6,045)

Loans, net	461,233	441,993

Premises and equipment, net	22,327	21,306
Accrued interest receivable	4,071	3,679
Other assets	9,148	11,391

Total Assets	$972,735	$897,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$250,902	$212,137
Savings, NOW and money market deposits	453,461	440,447
Other time deposits	79,636	67,553
Certificates of deposit of $100,000 or more	75,467	73,401

Total deposits	859,466	793,538

Repurchase agreements	16,841	15,000
Junior subordinated debentures	16,002	16,002
Accrued interest payable	572	531
Other liabilities and accrued expenses	15,186	10,331

Total Liabilities	908,067	835,402

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,410,900 and 6,397,088 shares issued, respectively; 6,291,718 and 6,261,216 shares outstanding, respectively	64	64
Surplus	20,146	19,950
Retained earnings	44,594	43,110
Less: Treasury Stock at cost, 119,182 and 135,872 shares, respectively	(4,225)	(4,791)

	60,579	58,333
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($3,800) and ($3,457), respectively	5,774	5,249
Pension liability, net of deferred income taxes of $1,138 and $1,166, respectively	(1,685)	(1,727)

Total Stockholders’ Equity	64,668	61,855

Total Liabilities and Stockholders’ Equity	$972,735	$897,257

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans (including fee income)	$7,306	$7,323	$14,588	$14,543
Mortgage-backed securities	2,378	2,816	4,907	5,854
State and municipal obligations	692	544	1,262	1,107
U.S. GSE securities	558	173	961	373
Federal funds sold	—	8	5	9
Deposits with banks	23	—	32	1

Total interest income	10,957	10,864	21,755	21,887

Interest expense:
Savings, NOW and money market deposits	906	903	1,780	1,880
Certificates of deposit of $100,000 or more	325	536	664	1,018
Other time deposits	290	395	595	755
Federal funds purchased and repurchase agreements	141	101	249	221
Federal Home Loan Bank Advances	—	—	—	1
Junior Subordinated Debentures	341	—	682	—

Total interest expense	2,003	1,935	3,970	3,875

Net interest income	8,954	8,929	17,785	18,012
Provision for loan losses	700	1,400	2,000	2,300

Net interest income after provision for loan losses	8,254	7,529	15,785	15,712

Non interest income:
Service charges on deposit accounts	782	805	1,404	1,435
Fees for other customer services	503	415	879	741
Title fee income	318	153	573	360
Net securities gains	412	529	1,303	529
Other operating income	14	23	72	39

Total non interest income	2,029	1,925	4,231	3,104

Non interest expense:
Salaries and employee benefits	3,978	3,488	7,815	7,100
Net occupancy expense	737	566	1,430	1,148
Furniture and fixture expense	298	253	581	479
FDIC assessments	279	676	574	955
Other operating expenses	1,707	1,467	3,200	2,857

Total non interest expense	6,999	6,450	13,600	12,539

Income before income taxes	3,284	3,004	6,416	6,277
Income tax expense	1,035	981	2,037	2,045

Net income	$2,249	$2,023	$4,379	$4,232

Basic earnings per share	$0.36	$0.33	$0.70	$0.68

Diluted earnings per share	$0.36	$0.33	$0.70	$0.68

Comprehensive Income	$3,071	$1,663	$4,946	$5,374

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands, except per share amounts)

						Accumulated
						Other
	Common		Comprehensive	Retained	Treasury	Comprehensive
	Stock	Surplus	Income	Earnings	Stock	Income	Total

Balance at December 31, 2009	$64	$19,950		$43,110	$(4,791)	$3,522	$61,855
Net income			$4,379	4,379			4,379
Proceeds from issuance of common stock		313			2		315
Stock awards granted		(541)			541		—
Vesting of stock awards		(1)			(5)		(6)
Exercise of stock options, including tax benefit		(5)			28		23
Share based compensation expense		430					430
Cash dividend declared, $0.46 per share				(2,895)			(2,895)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of deferred tax effects			525			525	525
Adjustment to pension liability, net of deferred taxes			42			42	42

Comprehensive Income			$4,946

Balance at June 30, 2010	$64	$20,146		$44,594	$(4,225)	$4,089	$64,668

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows(unaudited)
 (In thousands)

Six months ended June 30,	2010	2009
Cash flows from operating activities:
Net Income	$4,379	$4,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	2,300
Depreciation and amortization	850	695
Amortization, net	558	37
Share based compensation expense	430	304
Tax expense from the vesting of restricted stock awards	1	1
Tax benefit from exercise of stock options	(6)	—
SERP expense	103	140
Net securities gains	(1,303)	(529)
(Increase) decrease in accrued interest receivable	(392)	202
Decrease (increase) in other assets	2,249	(983)
Increase in accrued expenses and other liabilities	254	783

Net cash provided by operating activities	9,123	7,182

Cash flows from investing activities:
Purchases of securities available for sale	(109,015)	(21,910)
Purchases of FHLB stock	(14)	(19,514)
Purchases of securities held to maturity	(88,802)	(26,113)
Proceeds from sales of securities available for sale	31,446	13,087
Redemption of FHLB stock	—	22,109
Maturities and calls of securities available for sale	44,610	27,230
Maturities of securities held to maturity	24,551	22,683
Principal payments on securities	42,185	35,578
Net increase in loans	(21,240)	(18,109)
Purchase of premises and equipment	(1,871)	(1,926)

Net cash (used in) provided by investing activities	(78,150)	33,115

Cash flows from financing activities:
Net increase in deposits	65,928	40,622
Net decrease in federal funds purchased and FHLB overnight borrowings	—	(60,900)
Net decrease in FHLB term advances	—	(30,000)
Net increase in repurchase agreements	1,841	—
Net proceeds from exercise of stock options	23	—
Net proceeds from issuance of common stock	315	1
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(6)	(5)
Cash dividends paid	(2,887)	(2,852)

Net cash provided by (used in) financing activities	65,214	(53,134)

Net decrease in cash and cash equivalents	(3,813)	(12,837)
Cash and cash equivalents at beginning of period	34,147	28,885

Cash and cash equivalents at end of period	$30,334	$16,048

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$3,929	$3,870
Income tax	$2,890	$1,205
Noncash investing and financing activities:
Securities which settled in the subsequent period	$4,227	$—
Dividends declared and unpaid at end of period	$1,449	$1,431
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
The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The computation of EPS for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended,		Six months ended,
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net Income	$2,249	$2,023	$4,379	$4,232
Less: Dividends paid on and earnings allocated to participating securities	(60)	(41)	(113)	(81)

Income attributable to common stock	$2,189	$1,982	$4,266	$4,151

Weighted average common shares outstanding, including participating securities	6,297	6,217	6,289	6,214
Less: weighted average participating securities	(171)	(127)	(167)	(124)

Weighted average common shares outstanding	6,126	6,090	6,122	6,090

Basic earnings per common share	$0.36	$0.33	$0.70	$0.68

Income attributable to common stock	$2,189	$1,982	$4,266	$4,151

Weighted average common shares outstanding	6,126	6,090	6,122	6,090
Weighted average common equivalent shares outstanding	1	6	1	5

Weighted average common and equivalent shares outstanding	6,127	6,096	6,123	6,095

Diluted earnings per common share	$0.36	$0.33	$0.70	$0.68

There were 54,275 and 55,505 options outstanding at June 30, 2010 and June 30, 2009, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at June 30, 2010, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.
3. STOCK REPURCHASE PROGRAM
The Company’s Board of Directors approved a stock repurchase program that authorized the repurchase of up to 309,000 shares of its common stock. These shares can be purchased from time to time in the open market or through private purchases, depending on market conditions, availability of stock, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Repurchased shares are held in the Company’s treasury account and may be utilized for general corporate purposes.
For the six months ended June 30, 2010 and June 30, 2009 the Company did not repurchase any of its common shares. At June 30, 2010, 167,041 shares were available for repurchase under the Board approved program.
4. STOCK BASED COMPENSATION PLANS
The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this Plan under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 718 and 505.
No new grants of stock options were awarded during the six months ended June 30, 2010 and June 30, 2009. Compensation expense attributable to stock options was $10,000 and $20,000 for the three months and six months ended June 30, 2010, respectively, and $10,000 and $21,000 for the three months and six months ended June 30, 2009, respectively.
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. No stock options were exercised during the second quarter of 2010. The intrinsic value of options exercised during the second quarter of 2009 was $175,000. The intrinsic value of options outstanding and exercisable at June 30, 2010 and June 30, 2009 was $20,000 and $149,000, respectively.
A summary of the status of the Company’s stock options as of and for the six months ended June 30, 2010 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, December 31, 2009	59,405	$24.74
Granted	—	—
Exercised	(1,800)	$14.49

Forfeited	(1,230)	$25.25
Expired	—	—

Outstanding, June 30, 2010	56,375	$25.06	5.57 years	$20,093
Vested or expected to vest	52,918	$25.04	5.51 years	$20,093
Exercisable, June 30, 2010	47,092	$25.02	5.40 years	$20,093

	Number of	Exercise
Range of Exercise Prices	Options	Price

	2,100	$15.47
	5,659	$24.00
	43,213	$25.25
	3,000	$26.55
	2,403	$30.60

	56,375

During the six months ended June 30, 2010, restricted stock awards of 15,500 shares were granted. Of the 15,500 shares granted, 11,070 shares vest over five years with a third vesting each year after years three, four and five. The remaining 4,430 shares vest ratably over five years beginning in January 2011. During the six months ended June 30, 2009, restricted stock awards of 29,392 shares were granted. These awards vest over five years with a third vesting each year after years three, four and five. Compensation expense attributable to restricted stock awards was $184,000 and $361,000 for the three months and six months ended June 30, 2010, respectively, and $134,000 and $272,000 for the three months and six months ended June 30, 2009, respectively.
A summary of the status of the Company’s unvested restricted stock as of and for the six months ended June 30, 2010 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value

Unvested, December 31, 2009	148,882	$21.31
Granted	15,500	$23.58
Vested	(500)	$26.55
Forfeited	—	—

Unvested, June 30, 2010	163,882	$21.51

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $28,000 and $49,000 for the three and six months ended June 30, 2010, respectively.
5. SECURITIES
The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Available for sale:
U.S. GSE securities	$57,974	$569	$—	$58,543
State and municipal obligations	36,661	1,477	—	38,138
U.S. GSE residential mortgage-backed securities	83,010	4,335	(10)	87,335
U.S. GSE residential collateralized mortgage obligations	115,951	3,203	—	119,154

Total available for sale	293,596	9,584	(10)	303,170

Held to maturity:
U.S. GSE securities	29,964	251	—	30,215
State and municipal obligations	69,104	620	(130)	69,594
U.S. GSE residential collateralized mortgage obligations	42,165	1,265	—	43,430

Total held to maturity	141,233	2,136	(130)	143,239

Total securities	$434,829	$11,720	$(140)	$446,409

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Available for sale:
U.S. GSE securities	$45,787	$309	$(157)	$45,939
State and municipal obligations	40,340	1,473	(8)	41,805
U.S. GSE residential mortgage-backed securities	101,837	4,561	(61)	106,337
U.S. GSE residential collateralized mortgage obligations	109,442	2,722	(133)	112,031

Total available for sale	297,406	9,065	(359)	306,112

Held to maturity:
U.S. GSE securities	5,000	—	(73)	4,927
State and municipal obligations	54,104	400	(8)	54,496
U.S. GSE residential collateralized mortgage obligations	18,320	589	(2)	18,907

Total held to maturity	77,424	989	(83)	78,330

Total securities	$374,830	$10,054	$(442)	$384,442

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at June 30, 2010. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010

	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$11,154	$11,325
One to five years	51,082	52,328
Five to ten years	67,201	69,239
Beyond ten years	164,159	170,278

Total	$293,596	$303,170

Held to maturity:
Within one year	$23,462	$23,501
One to five years	37,830	38,427
Five to ten years	15,136	15,338
Beyond ten years	64,805	65,973

Total	$141,233	$143,239

Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months		Total
June 30, 2010		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE residential mortgage-backed securities	$5,115	$10	$—	$—	$5,115	$10

Total available for sale	$5,115	$10	$—	$—	$5,115	$10

Held to maturity:
State and municipal obligations	$12,989	$130	$—	$—	$12,989	$130

Total held to maturity	$12,989	$130	$—	$—	$12,989	$130

	Less than 12 months		Greater than 12 months		Total
December 31, 2009		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$15,637	$157	$—	$—	$15,637	$157
State and municipal obligations	742	8	—	—	742	8
U.S. GSE residential mortgage-backed securities	9,879	61	—	—	9,879	61
U.S. GSE residential collateralized mortgage obligations	5,845	133	—	—	5,845	133

Total available for sale	$32,103	$359	$—	$—	$32,103	$359

Held to maturity:
U.S. GSE securities	$4,927	$73	$—	$—	$4,927	$73
State and municipal obligations	10,818	8	—	—	10,818	8
U.S. GSE residential collateralized mortgage obligations	4,952	2	—	—	4,952	2

Total held to maturity	$20,697	$83	$—	$—	$20,697	$83

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
At June 30, 2010, the majority of unrealized losses on available for sale securities are related to the Company’s residential mortgage-backed securities and on held to maturity securities are related to state and municipal obligations. The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.
Proceeds from sales of securities available for sale were $9.4 million and $13.1 for the three months ended June 30, 2010 and 2009, respectively. Proceeds from sales of securities available for sale were $31.4 million and $13.1 million for the six months ended June 30, 2010 and 2009, respectively. Gross gains of $0.4 million and $1.3 million were realized on these sales during the three and six months ended June 30, 2010, respectively. Gross gains of $0.5 million were realized on these sales during the three and six months ended June 30, 2009. Proceeds from calls of securities available for sale were $35.6 million and $0 million for the three months ended June 30, 2010 and 2009, respectively. Proceeds from calls of securities available for sale were $40.6 million and $20.0 million for the six months ended June 30, 2010 and 2009, respectively.
Securities having a fair value of approximately $258.7 million and $247.3 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Bank did not hold any trading securities during the six months ended June 30, 2010 or the year ended December 31, 2009. As of June 30, 2010, the Bank purchased five municipal securities totaling $4.2 million that will settle during the beginning of the third quarter. These securities are included in the consolidated balance sheet at June 30, 2010 as securities held to maturity with a corresponding amount reflected in other liabilities and accrued expenses.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock. FHLB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned approximately $1.2 million in FHLB and FRB stock at June 30, 2010 and December 31, 2009, and reported these amounts as restricted securities in the consolidated balance sheets.
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
Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		June 30, 2010 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial Assets:
Available for sale securities

U.S. GSE securities	$58,543		$58,543
State and municipal obligations	38,138		38,138
U.S. GSE residential mortgage-backed securities	87,335		87,335
U.S. GSE residential collateralized mortgage obligations	119,154		119,154

Total available for sale	$303,170		$303,170

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial Assets:
Available for sale securities

U.S. GSE securities	$45,939		$45,939
State and municipal obligations	41,805		41,805
U.S. GSE residential mortgage-backed securities	106,337		106,337
U.S. GSE residential collateralized mortgage obligations	112,031		112,031

Total available for sale	$306,112		$306,112

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
June 30, 2010 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands) Impaired loans	$693			$693

Fair Value Measurements at
December 31, 2009 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands) Impaired loans	$48			$48
For impaired loans, the Company evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Generally, impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate or for loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. For Trouble Debt Restructured loans, impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, which is not a fair value measure and accordingly, such loans are excluded from the fair value disclosures above. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5. Impaired loans with allocated allowance for loan losses at June 30, 2010, had a carrying amount of $693,000, which is made up of the outstanding balance of $700,000, net of a valuation allowance of $7,000. This resulted in an additional provision for loan losses of $7,000 that is included in the amount reported on the income statement as of June 30, 2010. Impaired loans with allocated allowance for loan losses at December 31, 2009, had a carrying amount of $48,000, which is made up of the outstanding balance of $98,000, net of a valuation allowance of $50,000. This resulted in an additional provision for loan losses of $50,000 that is included in the amount reported on the income statement as of December 31, 2009.
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
Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of June 30, 2010 and December 31, 2009.
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
The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$16,337	$16,337	$27,108	$27,108
Interest bearing deposits with banks	13,997	13,997	7,039	7,039
Securities available for sale	303,170	303,170	306,112	306,112

Securities restricted	1,219	n/a	1,205	n/a
Securities held to maturity	141,233	143,239	77,424	78,330
Loans, net	461,233	474,522	441,993	449,496
Accrued interest receivable	4,071	4,071	3,679	3,679

Financial liabilities:
Demand and other deposits	859,466	860,394	793,538	794,512
Repurchase agreements	16,841	17,873	15,000	15,210
Junior Subordinated Debentures	16,002	15,290	16,002	15,500
Accrued interest payable	572	572	531	531

7. LOANS
The following table sets forth the major classifications of loans:

	June 30, 2010	December 31, 2009
(In thousands)
Commercial real estate mortgage loans	$223,058	$204,159
Residential real estate mortgage loans	127,458	123,013
Commercial, financial, and agricultural loans	95,523	93,682
Installment/consumer loans	7,580	7,352
Real estate-construction and land loans	14,417	19,347

Total loans	468,036	447,553
Net deferred loan costs and fees	628	485

	468,664	448,038
Allowance for loan losses	(7,431)	(6,045)

Net loans	$461,233	$441,993

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
As of June 30, 2010 and December 31, 2009, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $11.4 million and $9.1 million, respectively. The increase primarily relates to one $2.1 million relationship representing loans secured by first mortgage liens on real estate with recently appraised values aggregating $9.3 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.
Nonaccrual loans were $8.2 million or 1.75% of total loans at June 30, 2010 and were $5.9 million or 1.31% of total loans at December 31, 2009. There were no loans 90 days or more past due that were still accruing at June 30, 2010 and December 31, 2009. Approximately $4.8 million of the nonaccrual loans at June 30, 2010 and $4.9 million of the nonaccrual loans at December 31, 2009, represent troubled debt restructured loans where the borrowers are complying with the modified terms of the loans and are currently making payments. These loans are secured with collateral that has a fair value of $7.9 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.
In addition, the Company has one borrower with TDR loans of $3.2 million at June 30, 2010 and December 31, 2009, that are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loans were determined to be impaired during the third quarter of 2008 and since that determination $241,000 of interest income has been recognized.
The average recorded investment in the impaired loans during the six months ended June 30, 2010 was $11.5 million and was $7.4 million for the year ended December 31, 2009. At June 30, 2010, each impaired loan was analyzed and written down to its net realizable value if the loan balance was higher than the net realizable value of its associated collateral. The amount of the allowance for loan losses allocated to impaired loans as of June 30, 2010 and December 31, 2009 was $7,000 and $50,000, respectively.
The Bank had no foreclosed real estate at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

8. ALLOWANCE FOR LOAN LOSSES
The Company monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, the regulatory environment, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Credit Risk Committee, the overall level of the allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2010, December 31, 2009 and June 30, 2009, the Company determined the allowance for loan losses to be adequate.
The following table sets forth changes in the allowance for loan losses:

	For the Six Months Ended		For the Year Ended
(In thousands)	June 30, 2010	June 30, 2009	December 31, 2009
Beginning balance	$6,045	$3,953	$3,953
Provision for loan loss	2,000	2,300	4,150
Net charge-offs	(614)	(1,230)	(2,058)

Ending balance	$7,431	$5,023	$6,045

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
The Company made a $122,243 contribution to the pension plan during the six months ended June 30, 2010. There were no contributions made to the SERP during the six months ended June 30, 2010.
The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.
The following table sets forth the components of net periodic benefit cost:

	Three months ended June 30,				Six months ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$192	$119	$23	$40	$382	$238	$47	$80
Interest cost	108	80	16	14	215	158	31	29
Expected return on plan assets	(170)	(129)	—	—	(338)	(256)	—	—
Amortization of net loss	26	22	—	4	52	44	—	7
Amortization of unrecognized prior service cost	2	2	—	—	4	4	—	—
Amortization of unrecognized transition (asset) obligation	—	—	7	7	—	—	14	14

Net periodic benefit cost	$158	$94	$46	$65	$315	$188	$92	$130

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
At June 30, 2010, June 30, 2009 and December 31, 2009, securities sold under agreements to repurchase totaled $16.8 million, $15.0 million, and $15.0 million respectively and were secured by U.S. GSE securities, mortgage-backed securities and collateralized mortgage obligations with a carrying amount of $23.8 million, $21.5 million and $22.2 million, respectively.
Securities sold under agreements to repurchase are financing arrangements with $1.8 million maturing during the third quarter of 2010, $5.0 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the six months ended		For the year ended
	June 30, 2010	June 30, 2009	December 31, 2009
(Dollars in thousands)
Average daily balance	$16,223	$15,000	$15,000
Average interest rate	3.02%	2.34%	2.35%
Maximum month-end balance	$17,187	$15,000	$15,000
Weighted average interest rate	3.29%	2.34%	2.35%
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
The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability. The Debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Consistent with regulatory requirements, the interest payments may be deferred for up to 5 years, and are cumulative. The Debentures have the same prepayment provisions as the TPS. As of June 30, 2010 the outstanding balance of the Debentures is $16.0 million.
The Debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
12. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16 “Accounting for Transfers of Financial Assets”. This standard improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement. The adoption of this Statement did not have a significant impact to the Company’s financial statements.
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
Quarterly Highlights
•	Net income of $2.2 million or $.36 per diluted share as compared to net income of $2.0 million or $.33 per diluted share for the second quarter in 2009.
•	Returns on average assets and equity of 0.96% and 15.67%, respectively.
•	Net interest income increased to $9.0 million for the second quarter of 2010 compared to $8.9 million in 2009.

•	A net interest margin of 4.21% for the second quarter of 2010 compared to 4.78% for 2009.
•	Recognized a gain on the sale of securities totaling $0.4 million for the second quarter of 2010.
•	Total loans at June 30, 2010 of $468.7 million, an increase of $20.6 million or 4.6% over December 31, 2009 and an increase of $22.1 million or 5.0% over June 30, 2009.
•	Total assets of $972.7 million at June 30, 2010, an increase of $75.5 million or 8.4% compared to December 31, 2009 and an increase of $179.5 million or 22.6% compared to June 30, 2009.
•	Deposits of $859.5 million, an increase of $65.9 million or 8.3% over December 31, 2009 and an increase of $159.8 million or 22.8% compared to June 30, 2009 levels.
•	Increased Allowance for Loan Losses as a percentage to Loans to 1.59% as of June 30, 2010 compared to 1.35% at December 31, 2009 and 1.12% at June 30, 2009.
•	Tier 1 Capital increased $20.6 million to $76.6 million as of June 30, 2010 compared to June 30, 2009.
•	The declaration of a cash dividend of $0.23 per share for the second quarter of 2010.
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
On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program which offers unlimited deposit insurance on non-interest bearing accounts until December 31, 2012.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed by the President. The Act permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013.
Opportunities and Challenges
Since the second half of 2007 and continuing through 2009, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. As a result the yield on loans and investment securities has declined. The squeeze between declining asset yields and more slowly declining liability pricing has impacted margins. Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks. At their meetings in April and June 2010, the Federal Reserve decided to maintain the federal funds target rate between 0 and 25 basis points due to the continued high level of unemployment and tight credit markets.
Growth and service strategies have the potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2007, the Bank has opened six new branches. In January 2007, the Bank opened a new branch in the Village of Southampton; in February 2007, in Cutchogue; and in September 2007, in Wading River. In April 2009, the Bank opened a new branch in Shirley, New York, and in December 2009, the Bank opened a new full service branch facility in the Village of East Hampton. On May 3, 2010 the Bank opened a new branch in Center Moriches. The opening of the branch facilities in Wading River, Shirley and Center Moriches move the Bank geographically westward and demonstrate our commitment to traditional growth through branch expansion. Controlling funding costs yet protecting the deposit base along with focusing on profitable growth, presents a unique set of challenges in this operating environment.
In November 2008, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to open a new branch facility in Deer Park, New York. In March 2010, the Bank received approval from the OCC to open a new branch in Patchogue, New York, and to relocate its branch at 26 Park Place, East Hampton, New York to 55 Main Street, East Hampton, New York. The Deer Park, Patchogue and East Hampton branch locations are expected to open during the third quarter of 2010.
The Bank routinely adds to its menu of products and services, continually meeting the needs of consumers and businesses. We believe positive outcomes in the future will result from the expansion of our geographic footprint, investments in infrastructure and technology, such as BridgeNEXUS, our remote deposit capture product, lockbox processing, and continued focus on placing our customers first. In January 2009, the Bank launched Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. The Bank rolled out its new commercial online bill paying service during the first quarter of 2010, and continues to explore mobile banking products to offer customers.
During the first half of 2010, our customers have indicated that they are, in general, in better shape than they were a year ago. They are seeing more prospective customers, opportunities for work and, as a result, are more optimistic. They’ve managed their businesses during a difficult cycle, making the tough choices necessary to survive and succeed. Management considers this market intelligence as it looks at prospects and believes its liquidity and additional capital provide opportunities for the Bank to participate in the budding economic recovery. However, the economic outlook remains difficult to predict with recent indicators seeming to suggest economic activity is slowing, fueling speculation about future growth and even the potential for a double-dip recession. Management remains concerned regarding the macro economic issues, including real estate values, the lack of job creation and the stubbornly high unemployment rate, federal and state budgets continuing to have large deficits, and the impact of financial and regulatory reform. These factors bear watching and will be important considerations as management looks at business plans and loan requests.
The activity during the six months ended June 30, 2010, relating to liquidity deployment, security portfolio management and reserves reflect a cautiously optimistic view of market opportunities. Loan growth has increased during the three months ended June 30, 2010, and the Bank continues to receive inquiries from customers which may translate into future loan activity. The investment activities are consistent with a strategy of managing for the eventuality of higher interest rates. Finally, the additional provisions for loan losses increased our coverage ratio of the allowance to loans. Management believes given the economic and regulatory environment, these actions were prudent. The ability to navigate this demanding economic environment represents one of management’s greatest challenges. Management is in continuous dialogue with customers assessing the impact of local and national developments on their businesses and finances, and working with borrowers, who despite short term issues, want to honor their commitments and obligations. Management is also watching industry trends to identify the concerns of regulators.

Corporate objectives for 2010 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting these objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. This strategy has not changed over the 100 years of our existence and will continue to be true. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.
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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2010, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.
Net Income
Net income for the three months ended June 30, 2010 was $2.2 million or $0.36 per diluted share as compared to $2.0 million or $0.33 per diluted share for the same period in 2009. Changes for the three months ended June 30, 2010 compared to June 30, 2009 include: (i) $0.03 million or 0.3% increase in net interest income; (ii) a $0.7 million or 50% decrease in the provision for loan losses; (iii) $0.1 million or 5.4% increase in total non interest income as a result of higher fees for other customer services and higher title insurance revenues, partly offset by lower net securities gains; (iv) $0.5 million or 8.5% increase in total non interest expenses, primarily due to a $0.5 million increase in salaries and employee benefits related to increased staffing and related benefits, a $0.2 million increase in net occupancy expenses, a $0.3 million increase in furniture & fixtures and other operating expenses primarily related to the new branches and marketing expenses for the 100th year anniversary of the Bank. These expenses were partly offset by the decrease in FDIC insurance related to the special assessment of $0.4 million that was recorded during the second quarter of 2009. The provision for loan losses of $0.7 million was recorded this quarter due to the continued growth of our loan portfolio as well as our assessment of risk factors considering the continued weak economic environment and overall industry trends. The coverage ratio of the allowance for loan losses to loans increased to 1.59%. A provision for loan losses of $1.4 million was recorded during the second quarter of 2009, resulting in a coverage ratio of the allowance for loan losses to loans of 1.12%. The effective income tax rate was 31.5% for the quarter ended June 30, 2010 compared to 32.7% for the same period last year.
Net income for the six months ended June 30, 2010 was $4.4 million or $0.70 per diluted share as compared to $4.2 million or $0.68 per diluted share for the same period in 2009. Changes for the six months ended June 30, 2010 compared to June 30, 2009 include: (i) $0.2 million or 1.3% decrease in net interest income; (ii) a decrease of $0.3 million or 13.0% in the provision for loan losses, (iii) $1.1 million or 36.3% increase in total non interest income as a result of an increase in net securities gains of $0.8 million, higher fees for other customer services and higher title insurance revenues partially offset by lower service charges on deposit accounts; (iv) $1.1 million or 8.5% increase in total non interest expenses, primarily due to a $0.7 million increase in salaries and employee benefits related to increased staffing and related benefits, a $0.3 million increase in net occupancy expenses, a $0.4 increase in furniture & fixtures and other operating expenses primarily related to the new branches and marketing expenses for the 100th year anniversary of the Bank. These expenses were partly offset by the decrease in FDIC insurance related to the special assessment of $0.4 million that was recorded during the second quarter of 2009. The effective income tax rate decreased to 31.8% from 32.6% for the same period last year.
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

	Three months ended June 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(In thousands)
Interest earning assets:
Loans, net (including loan fee income)	$449,023	$7,306	6.53%	$441,236	$7,323	6.66%
Mortgage-backed securities	227,424	2,378	4.19	226,806	2,816	4.98
Tax exempt securities (1)	108,248	1,063	3.94	70,090	836	4.78
Taxable securities	81,854	558	2.73	21,141	173	3.28
Federal funds sold	35	—	—	10,618	8	0.30
Deposits with banks	22,383	23	0.41	3,601	—	—

Total interest earning assets	888,967	11,328	5.11	773,492	11,156	5.79
Non interest earning assets:
Cash and due from banks	16,158			14,217
Other assets	38,707			29,322

Total assets	$943,832			$817,031

Interest bearing liabilities:
Savings, NOW and money market deposits	$461,106	$906	0.79%	$374,189	$903	0.97%
Certificates of deposit of $100,000 or more	76,830	325	1.70	83,430	536	2.58
Other time deposits	72,920	290	1.60	69,095	395	2.29
Federal funds purchased and repurchase agreements	24,664	141	2.29	32,593	101	1.24
Federal Home Loan Bank term advances	—	—	—	—	—	—
Junior Subordinated Debentures	16,002	341	8.55	—	—	—

Total interest bearing liabilities	651,522	2,003	1.23	559,307	1,935	1.39
Non interest bearing liabilities:
Demand deposits	229,338			196,522
Other liabilities	5,401			6,088

Total liabilities	886,261			761,917
Stockholders’ equity	57,571			55,114

Total liabilities and stockholders’ equity	$943,832			$817,031

Net interest income/interest rate spread (2)		9,325	3.88%		9,221	4.40%

Net interest earning assets/net interest margin (3)	$237,445		4.21%	$214,185		4.78%

Ratio of interest earning assets to interest bearing liabilities			136.44%			138.29%

Less: Tax equivalent adjustment		(371)			(292)

Net interest income		$8,954			$8,929

(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest earning assets.

	Six months ended June 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(In thousands)
Interest earning assets:
Loans, net (including loan fee income)	$447,593	$14,588	6.57%	$435,233	$14,543	6.74%
Mortgage-backed securities	229,625	4,907	4.31	234,825	5,854	5.03
Tax exempt securities (1)	101,486	1,938	3.85	70,076	1,700	4.89
Taxable securities	71,542	961	2.71	18,519	373	4.06
Federal funds sold	3,528	5	0.29	6,059	9	0.30
Deposits with banks	17,776	32	0.36	3,019	1	0.07

Total interest earning assets	871,550	22,431	5.19	767,731	22,480	5.90
Non interest earning assets:
Cash and due from banks	15,615			13,982
Other assets	37,212			28,790

Total assets	$924,377			$810,503

Interest bearing liabilities:
Savings, NOW and money market deposits	$458,424	$1,780	0.78%	$370,823	$1,880	1.02%
Certificates of deposit of $100,000 or more	74,099	664	1.81	81,759	1,018	2.51
Other time deposits	69,893	595	1.72	64,574	755	2.36
Federal funds purchased and repurchase agreements	20,512	249	2.45	42,610	221	1.05
Federal Home Loan Bank term advances	—	—	—	166	1	1.21
Junior Subordinated Debentures	16,002	682	8.59	—	—	—

Total interest bearing liabilities	638,930	3,970	1.25	559,932	3,875	1.40
Non interest bearing liabilities:
Demand deposits	222,024			189,899
Other liabilities	5,775			5,295

Total liabilities	866,729			755,126
Stockholders’ equity	57,648			55,377

Total liabilities and stockholders’ equity	$924,377			$810,503

Net interest income/interest rate spread (2)		18,461	3.94%		18,605	4.50%

Net interest earning assets/net interest margin (3)	$232,620		4.27%	$207,799		4.89%

Ratio of interest earning assets to interest bearing liabilities			136.41%			137.11%

Less: Tax equivalent adjustment		(676)			(593)

Net interest income		$17,785			$18,012

(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2010 Over 2009			2010 Over 2009
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (including loan fee income)	$544	$(561)	$(17)	$808	$(763)	$45
Mortgage-backed securities	53	(491)	(438)	(127)	(820)	(947)
Tax exempt securities (1)	1,063	(836)	227	1,150	(912)	238
Taxable securities	582	(197)	385	975	(387)	588
Federal funds sold	(4)	(4)	(8)	(4)	—	(4)
Deposits with banks	3	20	23	17	14	31

Total interest earning assets	2,241	(2,069)	172	2,819	(2,868)	(49)

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	755	(752)	3	842	(942)	(100)
Certificates of deposit of $100,000 or more	(40)	(171)	(211)	(56)	(298)	(354)
Other time deposits	132	(237)	(105)	155	(315)	(160)
Federal funds purchased and repurchase agreements	(144)	184	40	(326)	354	28
Federal Home Loan Bank Advances	—	—	—	(1)	—	(1)
Junior subordinated debentures	341	—	341	682	—	682

Total interest bearing liabilities	1,044	(976)	68	1,296	(1,201)	95

Net interest income	$1,197	$(1,093)	$104	$1,523	$(1,667)	$(144)

(1)	The above table is presented on a tax equivalent basis.
Analysis of Net Interest Income for the Three Months ended June 30, 2010 and June 30, 2009
Net interest income was $9.0 million for the three months ended June 30, 2010 compared to $8.9 million for the same period in 2009, an increase of $0.1 million or 0.3%. Net interest margin declined to 4.21% for the quarter ended June 30, 2010 as compared to 4.78% for the quarter ended June 30, 2009. This decrease was primarily the result of the decrease in the yield on average total interest earning assets being greater than the decrease in the cost of the average total interest bearing liabilities. The yield on interest earning assets decreased approximately 68 basis points which was partly offset by the cost of interest bearing liabilities decreasing approximately 16 basis points during the second quarter of 2010 compared to 2009.
For the three months ended June 30, 2010, average loans grew by $7.8 million or 1.8% to $449.0 million as compared to $441.2 million for the same period in 2009. Real estate mortgage loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.
For the three months ended June 30, 2010, average total securities increased by $99.5 million or 31.3% to $417.5 million as compared to $318.0 million for the three months ended June 30, 2009. To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale securities portfolio was sold during the second quarter of 2010 resulting in a net gain of $0.4 million. Average federal funds sold decreased $10.5 million to $0.1 million for the three months ended June 30, 2010 from $10.6 million in 2009. The decrease in the average federal funds sold for the three months ended June 30, 2010 was offset by the growth in average interest earning cash of $18.8 million for the three months ended June 30, 2010 from $3.6 million in 2009 to $22.4 million in 2010.

Average total interest bearing liabilities totaled $651.5 million for the three months ended June 30, 2010 compared to $559.3 million for the same period in 2009. The Bank grew deposits as a result of opening two branches during 2009 and one new branch during 2010 as well as building new relationships in existing markets. During the fourth quarter of 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The junior subordinated debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Since June 30, 2009, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates along with lower borrowing costs resulted in a decrease in the cost of interest bearing liabilities from 1.39% for the three months ended June 30, 2009 to 1.23% for the same period in 2010. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.
For the three months ended June 30, 2010, average total deposits increased by $117.0 million or 16.2% to $840.2 million as compared to average total deposits of $723.2 million for the same period in 2009. Components of this increase include an increase in average balances in savings, NOW and money market accounts of $87.0 million or 23.2% to $461.1 million for the three months ended June 30, 2010 compared to $374.2 million for the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $2.8 million or 1.8% to $149.7 million for 2010 as compared to $152.5 for the same period last year. Average public fund deposits comprised 19.1% of total average deposits during the three months ended June 30, 2010 and 2009. Average federal funds purchased and repurchase agreements decreased $7.9 million or 24.3% to $24.7 million for the three months ended June 30, 2010 as compared to $32.6 million for the same period in the prior year.
Total interest income increased $0.1 million or 0.9% to $11.0 million for the three months ended June 30, 2010 from $10.9 million for the same period in 2009. Interest income on loans remained the same at $7.3 million for the three months ended June 30, 2010 and June 30, 2009, respectively. The yield on average loans was 6.5% for 2010 as compared to 6.7% in 2009.
Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.1 million to $3.6 million for the three months ended June 30, 2010 compared to $3.5 million for the same period in 2009. Interest income on securities included net amortization of premium of $308,000 in the 2010 period compared to $46,000 for the same period in 2009. The tax adjusted average yield on total securities decreased to 3.8% in 2010 from 4.8% in 2009.
Interest expense increased $0.1 million or 3.5% to $2.0 million for the three months ended June 30, 2010 compared to $1.9 million for the same period in 2009. The increase in interest expense in 2010 resulted from $0.3 million in interest paid related to $16.0 million of junior subordinated debentures which was partly offset by prudent management of deposit pricing.
Analysis of Net Interest Income for the Six Months ended June 30, 2010 and June 30, 2009
Net interest income was $17.8 million for the six months ended June 30, 2010 compared to $18.0 million for the same period in 2009, a decrease of $0.2 million or 1.3%. Net interest margin declined to 4.27% for the six months ended June 30, 2010 as compared to 4.89% for the same period in 2009. This decrease was primarily the result of the decrease in the yield on average total interest earning assets being greater than the decrease in the cost of the average total interest bearing liabilities. The yield on interest earning assets decreased approximately 71 basis points which was partly offset by the cost of interest bearing liabilities decreasing approximately 15 basis points during the six months ended June 30, 2010 compared to 2009.
For the six months ended June 30, 2010, average loans grew by $12.4 million or 2.8% to $447.6 million as compared to $435.2 million for the same period in 2009. Real estate mortgage loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.
For the six months ended June 30, 2010, average total investments increased by $79.2 million or 24.5% to $402.7 million as compared to $323.4 million for the six months ended June 30, 2009. To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during the six months ended June 30, 2010 resulting in a net gain of $1.3 million. Average federal funds sold decreased $2.6 million to $3.5 million for the six months ended June 30, 2010 from $6.1 million in 2009. The decrease in the average federal funds sold for the six months ended June 30, 2010 was offset by the growth in average interest earning cash of $14.8 million for the six months ended June 30, 2010 from $3.0 million in 2009 to $17.8 million in 2010.
Average total interest bearing liabilities totaled $638.9 million for the six months ended June 30, 2010 compared to $559.9 million for the same period in 2009. The Bank grew deposits as a result of opening two branches during 2009 and one new branch during 2010 as well as building new relationships in existing markets. Since June 30, 2009, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates was partially offset by higher borrowing costs and resulted in a decrease in the cost of interest bearing liabilities from 1.40% for the six months ended June 30, 2009 to 1.25% for the same period in 2010. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.
For the six months ended June 30, 2010, average total deposits increased by $117.4 million or 16.6% to $824.4 million as compared to average total deposits of $707.0 million for the same period in 2009. Components of this increase include an increase in average balances in savings, NOW and money market accounts of $87.6 million or 23.6% to $458.4 million for the six months ended June 30, 2010 compared to $370.8 million for the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $2.3 million or 1.6% to $144.0 million for 2010 as compared to $146.3 for the same period in 2009. Average public fund deposits comprised 20.4% of total average deposits during the six months ended June 30, 2010, and 20.7% of total average deposits for the same period in 2009. Average federal funds purchased and repurchase agreements decreased $22.1 million to $20.5 million for the six months ended June 30, 2010 as compared to $42.6 million for the same period in the prior year. Federal Home Loan Bank term advances were zero for the six months ended June 30, 2010 compared to an average balance of $0.2 million for the same period in 2009.
Total interest income decreased $0.1 million or 0.6% to $21.8 million for the six months ended June 30, 2010 from $21.9 million for the same period in 2009. Interest income on loans increased $0.1 million or 0.3% to $14.6 million in 2010 compared to $14.5 million in 2009 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 6.6% for 2010 as compared to 6.7% in 2009.
Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $0.2 million to $7.1 million for the six months ended June 30, 2010 compared to $7.3 million for the same period in 2009. Interest income on securities included net amortization of premium of $558,000 in the 2010 period compared to $37,000 for the same period in 2009. The tax adjusted average yield on total securities decreased to 3.9% in 2010 from 4.9% in 2009.
Interest expense increased $0.1 million or 2.5% to $4.0 million for the six months ended June 30, 2010 compared to $3.9 million for the same period in 2009. The increase in interest expense in 2010 resulted from the $0.7 million in interest paid related to $16.0 million of junior subordinated debentures which was partly offset by prudent management of deposit pricing.
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
Loans of approximately $44.1 million or 9.4% of total loans at June 30, 2010 were classified as potential problem loans compared to $31.7 million or 7.1% at December 31, 2009 and $15.3 million or 3.4% at June 30, 2009. These loans are classified as potential problem loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. The increase in the 2010 level of potential problem loans reflects the current economic environment, the early identification of potential problem loans, a stringent assessment of potential credit weaknesses and an in depth review of individual credits. At June 30, 2010, approximately $41.9 million of these loans are commercial real estate (“CRE”) loans which are current and well secured with real estate as collateral. In addition, all but $2.1 million of the CRE loans have personal guarantees. The remaining $2.2 million in classified loans are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.
CRE loans represented $223.1 million or 47.7% of the total loan portfolio at June 30, 2010 compared to $204.2 million or 45.6% at December 31, 2009 and $212.2 million or 47.5% at June 30, 2009. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%. The Bank considers delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

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
As of June 30, 2010 and December 31, 2009, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $11.4 million and $9.1 million, respectively. The increase primarily relates to one $2.1 million relationship representing loans secured by first mortgage liens on real estate with recently appraised values aggregating $9.3 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.
Nonaccrual loans were $8.2 million or 1.75% of total loans at June 30, 2010 and were $5.9 million or 1.31% of total loans at December 31, 2009. There were no loans 90 days or more past due that were still accruing at June 30, 2010 and December 31, 2009. Approximately $4.8 million of the nonaccrual loans at June 30, 2010 and $4.9 million of the nonaccrual loans at December 31, 2009, represent troubled debt restructured loans where the borrowers are complying with the modified terms of the loans and are currently making payments. These loans are secured with collateral that has a fair value of $7.9 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.
In addition, the Company has one borrower with TDR loans of $3.2 million at June 30, 2010 and December 31, 2009, that are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loans were determined to be impaired during the third quarter of 2008 and since that determination $241,000 of interest income has been recognized.
The average recorded investment in the impaired loans during the six months ended June 30, 2010 was $11.5 million and was $7.4 million for the year ended December 31, 2009. At June 30, 2010, each impaired loan was analyzed and written down to its net realizable value if the loan balance was higher than the net realizable value of its associated collateral. The amount of the allowance for loan losses allocated to impaired loans as of June 30, 2010 and December 31, 2009 was $7,000 and $50,000, respectively.
The Bank had no foreclosed real estate at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.
The following table sets forth impaired loans by loan type:

	June 30,	December 31,
	2010	2009
(In thousands)
Nonaccrual Loans:
Commercial real estate mortgage loans	$2,044	$324
Residential real estate mortgage loans	697	511
Commercial, financial & agricultural loans	639	61
Installment/consumer loans	5	105
Real estate construction and land loans	—	—

Total	3,385	1,001

Restructured Loans:
Commercial real estate mortgage loans	3,229	3,229
Residential real estate mortgage loans	2,080	2,120
Commercial, financial & agricultural loans	—	—
Installment/consumer loans	—	—
Real estate construction and land loans	2,728	2,770

Total	8,037	8,119

Total Impaired Loans	$11,422	$9,120

Restructured loans totaled $8.0 million as of June 30, 2010, of which $4.8 million of the restructured loans were nonaccrual as of June 30, 2010.
Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in our loan portfolio, and the net charge-offs, a provision for loan losses of $0.7 million and $2.0 million was recorded during the three and six months ended June 30, 2010 compared to a provision for loan loss of $1.4 million and $2.3 million that was recorded during the same periods in 2009. The Bank recognized net charge-offs in the amount of $0.6 million for the six months ended June 30, 2010 as compared to $1.2 million for the same period in 2009. The allowance for loan losses increased to $7.4 million at June 30, 2010, as compared to $6.0 million at December 31, 2009 and $5.0 million at June 30, 2009. As a percentage of total loans, the allowance increased to 1.59% at June 30, 2010 compared to 1.35% at December 31, 2009 and 1.12% at June 30, 2009. Management continues to carefully monitor the loan portfolio as well as local real estate trends. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.
The following table sets forth changes in the allowance for loan losses:

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009
(Dollars in thousands)
Allowance for loan losses balance at beginning of period	$6,045	$3,953

Charge-offs:
Commercial real estate mortgage loans	—	47
Residential real estate mortgage loans	20	653
Commercial, financial & agricultural loans	489	1,098
Installment/consumer loans	124	55
Real estate construction and land loans	—	240

Total	633	2,093

Recoveries:
Commercial real estate mortgage loans	—	—
Residential real estate mortgage loans	2	6
Commercial, financial & agricultural loans	4	28
Installment/consumer loans	13	1
Real estate construction and land loans	—	—

Total	19	35

Net charge-offs	(614)	(2,058)
Provision for loan losses charged to operations	2,000	4,150

Balance at end of period	$7,431	$6,045

Ratio of net charge-offs during period to average loans outstanding	(0.14%)	(0.47%)

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	June 30,		December 31,
	2010		2009
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$2,873	47.7%	$2,759	45.6%
Residential real estate mortgage loans	1,545	27.2	1,905	27.5
Commercial, financial & agricultural loans	2,758	20.4	1,083	20.9
Installment/consumer loans	238	1.6	270	1.7
Real estate construction and land loans	17	3.1	28	4.3

Total	$7,431	100.0%	$6,045	100.0%

Non Interest Income
Total non interest income increased $0.1 million or 5.4% to $2.0 million for the three months ended June 30, 2010 compared to $1.9 million for the same period in 2009. Net securities gains were $0.4 million for the three months ended June 30, 2010 compared to $0.5 million for the same period last year. Service charges on deposit accounts remained at $0.8 million for the three months ended June 30, 2010 and 2009, respectively. Fees for other customer services were $0.5 million for the three months ended June 30, 2010 compared to $0.4 million in 2009. Title fee income related to Bridge Abstract increased $165,000 or 107.8% to $318,000 for the three months ended June 30, 2010 compared to $153,000 for the same period in 2009. The increase was attributable to an increase in the number and value of transactions processed. Other Operating Income decreased $9,000 or 39.1% to $14,000 for the three months ended June 30, 2010 compared to $23,000 for the same period last year.
Total non interest income increased $1.1 million or 36.3% to $4.2 million during the six months ended June 30, 2010 compared to $3.1 from the same period last year. Net securities gains were $1.3 million for the six months ended June 30, 2010 compared to $0.5 million for the six months ended June 30, 2009. Service charges on deposit accounts totaled $1.4 million and fees for other customer services totaled $0.9 million for the six months ended June 30, 2010, compared to $1.4 million and $0.7 million, respectively, from the same period in 2009. Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $0.6 million during the six months ended June 30, 2010 compared to $0.4 million for the same period in 2009. The increase was attributable to an increase in the number and value of transactions processed. Other operating income for the six months ended June 30, 2010 totaled $72,000, an increase of $33,000 from $39,000 for the six months ended June 30, 2009.
Non Interest Expense
Total non interest expense increased $0.5 million or 8.5% to $7.0 million during the three months ended June 30, 2010 over the same period in 2009. The primary components of these increases were higher salaries and employee benefits, net occupancy expense, furniture and fixture expense, and other operating expenses. Salary and benefit expense increased $0.5 million or 14.1% to $4.0 million for the three months ended June 30, 2010 from $3.5 million for the same period in 2009. The increase reflects filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, and related employee benefit costs. Net occupancy expense increased $0.1 million or 30.2% to $0.7 million for the three months ended June 30, 2010 from $0.6 million for the same period in 2009. Higher net occupancy expenses were due to increases in maintenance and supplies, and rent expense related to the new branch offices in 2010 as well as annual rent increases in other branch locations. Furniture and fixture expense increased $45,000 or 17.8% to $298,000 for the three months ended June 30, 2010 from $253,000 for the same period in 2009 related primarily to the new branches. FDIC assessments decreased $0.4 million or 58.7% to $0.3 million for the three months ended June 30, 2010 compared to $0.7 million for the same period last year. During the second quarter of 2009, the Company recorded an expense of $375,000 related to the FDIC special assessment. Other operating expenses increased $0.2 million or 16.4% to $1.7 million for the three months ended June 30, 2010 compared to $1.5 million for the same period in 2009 primarily related to marketing expenses for the new branches and the 100th anniversary of the Bank.
Total non interest expense increased $1.1 million or 8.5% to $13.6 million during the six months ended June 30, 2010 from $12.5 million for the same period in 2009. The primary components of these increases were higher salaries and employee benefits, net occupancy expense, furniture and fixture expenses, and other operating expenses. Salary and benefit expense increased $0.7 million or 10.1% to $7.8 million for the six months ended June 30, 2010 from $7.1 million for the same period in 2009. The increases in salary and benefits reflect base salary increases for staff, filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, and an increase in employee benefit costs, particularly related to pension expense. Net occupancy expense increased $0.3 million or 24.6% to $1.4 million for the six months ended June 30, 2010 from $1.1 million for the same period in 2009. Higher net occupancy expenses were due to increases in maintenance and supplies, and rent expense related to the new branch offices in 2010 as well as annual rent increases in other branch locations. Furniture and fixture expense increased $0.1 million or 21.3% to $0.6 million for the six months ended June 30, 2010 from $0.5 million for the same period in 2009. The increase in furniture and fixture expense in 2010 relates primarily to the new branches. FDIC assessments decreased $0.4 million to $0.6 million for the six months ended June 30, 2010 from $1.0 million for the same period in 2009. During the second quarter of 2009, the Company recorded an expense of $375,000 related to the FDIC special assessment. Other operating expenses increased $0.3 million or 12.0% to $3.2 million for the six months ended June 30, 2010 compared to $2.9 million for the same period in 2009 primarily related to marketing expenses for the new branches and the 100th anniversary of the Bank.
Income Taxes
The provision for income taxes remained the same at $1.0 million during the three months ended June 30, 2010 and the same period last year. The effective tax rate for the three months ended June 30, 2010 decreased to 31.5% from 32.7% for the same period last year. For the six months ended June 30, 2010 and 2009, the provision for income taxes remained at $2.0 million. The effective tax rate for the six months ended June 30, 2010 decreased to 31.8% from 32.6% for the same period in 2009.

Financial Condition
Assets totaled $972.7 million at June 30, 2010, an increase of $75.5 million or 8.4% from $897.3 million at December 31, 2009. This change is primarily a result of an increase in net loans of $19.2 million or 4.4% as well as an increase in total securities of $60.9 million or 15.9% partially offset by a decrease of $3.8 million in total cash and cash equivalents. Cash and due from banks decreased $10.8 million and interest earnings deposits with banks increased $7.0 million. Total deposits grew $66.0 million to $859.5 million at June 30, 2010, compared to $793.5 million at December 31, 2009. Demand deposits increased $38.8 million to $250.9 million compared to $212.1 million at December 31, 2009. Savings, NOW and money market deposits increased $13.0 million to $453.5 million at June 30, 2010 from $440.4 million at December 31, 2009. Certificates of deposit of $100,000 or more and other time deposits increased $14.1 million or 10.0% to $155.1 million compared to $141.0 million at December 31, 2009. Accrued interest payable increased $41,000 to $0.6 million at June 30, 2010 compared to $0.5 million at December 31, 2009. Other liabilities and accrued expenses increased $4.9 million to $15.2 million at June 30, 2010 from $10.3 million at December 31, 2009, primarily related to $4.2 million in purchases of municipal securities which settled in July 2010. Total stockholders’ equity was $64.7 million at June 30, 2010, an increase of $2.8 million or 4.6% from December 31, 2009, primarily due to net income of $4.4 million and partially offset by the declaration of dividends totaling $2.9 million.
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
The Holding Company’s principal sources of liquidity included cash and cash equivalents of $5.9 million as of June 30, 2010, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During the six months ended June 30, 2010, the Bank paid a cash dividend to the Company in the amount of $1.7 million. At June 30, 2010, the Bank had $13.4 million of retained net income available for dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”). The net proceeds will be used for general corporate purposes, primarily to provide additional capital to the Bank.
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
The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At June 30, 2010, the Bank had aggregate lines of credit of $217.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $197.5 million is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of June 30, 2010 and December 31, 2009, the Bank had no brokered certificates of deposit. There were no overnight borrowings as of June 30, 2010 and December 31, 2009. The Bank had $16.8 million of securities sold under agreements to repurchase outstanding as of June 30, 2010 and $15.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2009. There were no advances outstanding as of June 30, 2010 and December 31, 2009 with the FHLB.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix. The Asset and Liability Committee is comprised of members of senior management and the Board. Excess short term liquidity is invested overnight at the highest rate available at the Federal Reserve or in federal funds sold. The Bank invested $13.4 million at the Federal Reserve as of June 30, 2010 and $6.9 million as of December 31, 2009. The Bank did not have overnight federal funds sold as of June 30, 2010 or December 31, 2009.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of June 30, 2010, the Company and the Bank met all capital adequacy requirements. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”). The TPS mature in 30 years, and carry a fixed distribution rate of 8.50%. The TPS have a liquidation amount of $1,000 per security. The Company has the right to redeem the TPS at par (plus any accrued but unpaid distributions) at any time after September 30, 2014. Holders of the TPS may convert the TPS into shares of the Company’s common stock at a conversion price equal to $31.00 per share, which represents 125% of the average closing price of the Company’s common stock over the 20 trading days ended on October 14, 2009. Each $1,000 in liquidation amount of the TPS is convertible into 32.2581 shares of the Company’s common stock. As provided in the regulations, TPS are included in holding company Tier 1 capital (up to a limit of 25% of Tier 1 capital).
At June 30, 2010 and December 31, 2009, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)
As of June 30,	2010
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$83,800	14.5%	$46,195	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	76,579	13.3%	23,097	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	76,579	8.1%	37,646	4.0%	n/a	n/a

As of December 31,	2009
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$80,378	14.5%	$44,361	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	74,333	13.4%	22,180	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	74,333	8.6%	34,499	4.0%	n/a	n/a

Bridgehampton National Bank
As of June 30,	2010
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$78,957	13.7%	$46,151	8.0%	$57,689	10.0%
Tier 1 Capital (to risk weighted assets)	71,743	12.4%	23,075	4.0%	34,613	6.0%
Tier 1 Capital (to average assets)	71,743	7.6%	37,626	4.0%	47,033	5.0%

As of December 31,	2009
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$74,191	13.4%	$44,337	8.0%	$55,421	10.0%
Tier 1 Capital (to risk weighted assets)	68,146	12.3%	22,168	4.0%	33,253	6.0%
Tier 1 Capital (to average assets)	68,146	7.9%	34,494	4.0%	43,117	5.0%
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
Recent Regulatory and Accounting Developments
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16 “Accounting for Transfers of Financial Assets”. This standard improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement. The adoption of this Statement did not have a significant impact to the Company’s financial statements.
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
At June 30, 2010, $400.5 million or 89.9% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and the amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.
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
The following reflects the Company’s net interest income sensitivity analysis at June 30, 2010:

	June 30, 2010		December 31, 2009
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(Dollars in thousands)	Interest Income		Interest Income
	$ Change	% Change	$ Change	% Change
200	$(1,102)	(3.01%)	$(1,243)	(3.54%)
100	$(411)	(1.12%)	$(545)	(1.55%)
Static	—	—	—	—
(100)	$127	0.35%	$42	0.12%

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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There is one additional risk factor described below in addition to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009.
Financial Reform Legislation
Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.
On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.
The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities (“TPS”). TPS issued before May 19, 2010 by a bank holding company that had total assets of less than $15 billion as of December 31, 2009 are permanently grandfathered.
The new law provides that the Office of Thrift Supervision will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision.
Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Removed and Reserved
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

BRIDGE BANCORP, INC.
Registrant

August 5, 2010	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

August 5, 2010	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer