Form 10-Q
period 2010-09-30
BRIDGE BANCORP INC
filed 2010-11-05
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

Commission file number 001-34096

BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	11-2934195 (IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
There were 6,337,560 shares of common stock outstanding as of November 1, 2010.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$19,457	$27,108
Interest earning deposits with banks	6,939	7,039

Total cash and cash equivalents	26,396	34,147

Securities available for sale, at fair value	346,590	306,112
Securities held to maturity (fair value of $151,300 and $78,330, respectively)	147,981	77,424

Total securities	494,571	383,536

Securities, restricted	1,219	1,205

Loans	480,020	448,038
Allowance for loan losses	(7,792)	(6,045)

Loans, net	472,228	441,993

Premises and equipment, net	23,668	21,306
Accrued interest receivable	4,311	3,679
Other assets	14,150	11,391

Total Assets	$1,036,543	$897,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$250,623	$212,137
Savings, NOW and money market deposits	527,908	440,447
Other time deposits	77,362	67,553
Certificates of deposit of $100,000 or more	70,356	73,401

Total deposits	926,249	793,538

Repurchase agreements	17,094	15,000
Junior subordinated debentures	16,002	16,002
Accrued interest payable	588	531
Other liabilities and accrued expenses	10,412	10,331

Total Liabilities	970,345	835,402

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,421,671 and 6,397,088 shares issued, respectively; 6,302,489 and 6,261,216 shares outstanding, respectively	64	64
Surplus	20,627	19,950
Retained earnings	45,525	43,110
Less: Treasury Stock at cost, 119,182 and 135,872 shares, respectively	(4,223)	(4,791)

	61,993	58,333
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($3,863) and ($3,457), respectively	5,869	5,249
Pension liability, net of deferred income taxes of $1,124 and $1,166, respectively	(1,664)	(1,727)

Total Stockholders’ Equity	66,198	61,855

Total Liabilities and Stockholders’ Equity	$1,036,543	$897,257

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans (including fee income)	$7,660	$7,386	$22,248	$21,929
Mortgage-backed securities	2,350	2,585	7,257	8,439
State and municipal obligations	709	528	1,971	1,635
U.S. GSE securities	589	211	1,550	584
Corporate Bonds	46	—	46	—
Federal funds sold	—	13	5	22
Deposits with banks	23	4	55	5

Total interest income	11,377	10,727	33,132	32,614

Interest expense:
Savings, NOW and money market deposits	919	887	2,699	2,767
Other time deposits	262	420	857	1,175
Certificates of deposit of $100,000 or more	279	519	943	1,537
Federal funds purchased and repurchase agreements	136	90	385	311
Federal Home Loan Bank Advances	—	—	—	1
Junior Subordinated Debentures	341	—	1,023	—

Total interest expense	1,937	1,916	5,907	5,791

Net interest income	9,440	8,811	27,225	26,823
Provision for loan losses	600	900	2,600	3,200

Net interest income after provision for loan losses	8,840	7,911	24,625	23,623

Non interest income:
Service charges on deposit accounts	721	781	2,125	2,216
Fees for other customer services	693	538	1,572	1,279
Title fee income	244	226	817	586
Net securities gains	—	—	1,303	529
Other operating income	15	20	87	59

Total non interest income	1,673	1,565	5,904	4,669

Non interest expense:
Salaries and employee benefits	4,111	3,614	11,926	10,714
Net occupancy expense	666	602	2,096	1,750
Furniture and fixture expense	243	262	824	741
FDIC assessments	343	310	917	1,265
Other operating expenses	1,694	1,276	4,894	4,133

Total non interest expense	7,057	6,064	20,657	18,603

Income before income taxes	3,456	3,412	9,872	9,689
Income tax expense	1,074	1,092	3,111	3,137

Net income	$2,382	$2,320	$6,761	$6,552

Basic earnings per share	$0.38	$0.37	$1.07	$1.05

Diluted earnings per share	$0.38	$0.37	$1.07	$1.05

Comprehensive Income	$2,498	$3,803	$7,444	$9,177

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands, except per share amounts)

						Accumulated
						Other
	Common		Comprehensive	Retained	Treasury	Comprehensive
	Stock	Surplus	Income	Earnings	Stock	Income	Total

Balance at December 31, 2009	$64	$19,950		$43,110	$(4,791)	$3,522	$61,855
Net income			$6,761	6,761			6,761
Proceeds from issuance of common stock		569			4		573
Stock awards granted		(541)			541		—
Vesting of stock awards		(1)			(5)		(6)
Exercise of stock options, including tax benefit		(5)			28		23
Share based compensation expense		655					655
Cash dividend declared, $0.69 per share				(4,346)			(4,346)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of deferred tax effects			620			620	620
Adjustment to pension liability, net of deferred taxes			63			63	63

Comprehensive Income			$7,444

Balance at September 30, 2010	$64	$20,627		$45,525	$(4,223)	$4,205	$66,198

						Accumulated
						Other
	Common		Comprehensive	Retained	Treasury	Comprehensive
	Stock	Surplus	Income	Earnings	Stock	Income	Total

Balance at December 31, 2008	$64	$20,452		$40,081	$(6,309)	$1,851	$56,139
Net income			$6,552	6,552			6,552
Proceeds from issuance of common stock		113			2		115
Stock awards granted		(932)			932		—
Vesting of stock awards		(1)			(4)		(5)
Exercise of stock options, including tax benefit		163			(143)		20
Share based compensation expense		470					470
Cash dividend declared, $0.69 per share				(4,293)			(4,293)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of deferred tax effects			2,563			2,563	2,563
Adjustment to pension liability, net of deferred taxes			62			62	62

Comprehensive Income			$9,177

Balance at September 30, 2009	$64	$20,265		$42,340	$(5,522)	$4,476	$61,623

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Nine months ended September 30,	2010	2009

Cash flows from operating activities:
Net Income	$6,761	$6,552
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,600	3,200
Depreciation and amortization	1,160	1,068
Amortization and (accretion), net	939	140
Share based compensation expense	655	470
Tax expense from the vesting of restricted stock awards	1	1
Tax benefit from exercise of stock options	(6)	(3)
SERP expense	154	211
Net securities gains	(1,303)	(529)
Increase in accrued interest receivable	(632)	(118)
Increase in other assets	(2,753)	(118)
(Decrease) increase in accrued expenses and other liabilities	(373)	2,708

Net cash provided by operating activities	7,203	13,582

Cash flows from investing activities:
Purchases of securities available for sale	(200,252)	(66,346)
Purchases of FHLB stock	(14)	(19,514)
Purchases of securities held to maturity	(127,140)	(48,518)
Proceeds from sales of securities available for sale	31,446	13,087
Redemption of FHLB stock	—	22,109
Maturities and calls of securities available for sale	75,615	28,420
Maturities and calls of securities held to maturity	48,620	24,563
Principal payments on securities	62,069	53,729
Net increase in loans	(32,835)	(11,302)
Purchase of premises and equipment	(3,522)	(3,259)

Net cash used in investing activities	(146,013)	(7,031)

Cash flows from financing activities:
Net increase in deposits	132,711	106,349
Net decrease in federal funds purchased and FHLB overnight borrowings	—	(70,900)
Net decrease in FHLB term advances	—	(30,000)
Net increase in repurchase agreements	2,094	—
Net proceeds from exercise of stock options	23	20
Net proceeds from issuance of common stock	573	115
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(6)	(5)
Cash dividends paid	(4,336)	(4,283)

Net cash provided by financing activities	131,059	1,296

Net (decrease) increase in cash and cash equivalents	(7,751)	7,847
Cash and cash equivalents at beginning of period	34,147	28,885

Cash and cash equivalents at end of period	$26,396	$36,732

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$5,850	$5,790
Income tax	$3,982	$2,111

Noncash investing and financing activities:
Securities which settled in the subsequent period	$—	$1,500
Dividends declared and unpaid at end of period	$1,451	$1,433
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
The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The computation of EPS for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended,		Nine months ended,
	September 30,		September 30,
	2010	2009	2010	2009
(In thousands, except per share data)
Net Income	$2,382	$2,320	$6,761	$6,552
Less: Dividends paid on and earnings allocated to participating securities	(65)	(48)	(179)	(129)

Income attributable to common stock	$2,317	$2,272	$6,582	$6,423

Weighted average common shares outstanding, including participating securities	6,309	6,228	6,296	6,218
Less: weighted average participating securities	(173)	(128)	(169)	(125)

Weighted average common shares outstanding	6,136	6,100	6,127	6,093

Basic earnings per common share	$0.38	$0.37	$1.07	$1.05

Income attributable to common stock	$2,317	$2,272	$6,582	$6,423

Weighted average common shares outstanding	6,136	6,100	6,127	6,093
Weighted average common equivalent shares outstanding	1	4	1	4

Weighted average common and equivalent shares outstanding	6,137	6,104	6,128	6,097

Diluted earnings per common share	$0.38	$0.37	$1.07	$1.05

There were 54,275 and 55,505 options outstanding at September 30, 2010 and September 30, 2009, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at September 30, 2010, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.
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
For the nine months ended September 30, 2010 and September 30, 2009 the Company did not repurchase any of its common shares. At September 30, 2010, 167,041 shares were available for repurchase under the Board approved program.
4. STOCK BASED COMPENSATION PLANS
The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this Plan under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 718 and 505.
No new grants of stock options were awarded during the nine months ended September 30, 2010 and September 30, 2009. Compensation expense attributable to stock options was $10,000 and $30,000 for the three months and nine months ended September 30, 2010, respectively, and $11,000 and $32,000 for the three months and nine months ended September 30, 2009, respectively.
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. No stock options were exercised during the third quarter of 2010. The intrinsic value of options exercised during the third quarter of 2009 was $12,000. The intrinsic value of options outstanding and exercisable at September 30, 2010 and September 30, 2009 was $26,000 and $51,000, respectively.
A summary of the status of the Company’s stock options as of and for the nine months ended September 30, 2010 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, December 31, 2009	59,405	$24.74
Granted	—	—
Exercised	(1,800)	$14.49
Forfeited	(1,230)	$25.25
Expired	—	—

Outstanding, September 30, 2010	56,375	$25.06	5.33 years	$25,601
Vested or expected to vest	52,918	$25.04	5.27 years	$25,601
Exercisable, September 30, 2010	47,092	$25.02	5.16 years	$25,601

	Number of	Exercise
Range of Exercise Prices	Options	Price

	2,100	$15.47
	5,659	$24.00
	43,213	$25.25
	3,000	$26.55
	2,403	$30.60

	56,375

During the nine months ended September 30, 2010, restricted stock awards of 15,500 shares were granted. Of the 15,500 shares granted, 11,070 shares vest over five years with a third vesting each year after years three, four and five. The remaining 4,430 shares vest ratably over five years beginning in January 2011. During the nine months ended September 30, 2009, restricted stock awards of 29,392 shares were granted. These awards vest over five years with a third vesting each year after years three, four and five. Compensation expense attributable to restricted stock awards was $183,000 and $544,000 for the three and nine months ended September 30, 2010, respectively, and $134,000 and $406,000 for the three and nine months ended September 30, 2009, respectively.
A summary of the status of the Company’s unvested restricted stock as of and for the nine months ended September 30, 2010 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value

Unvested, December 31, 2009	148,882	$21.31
Granted	15,500	$23.58
Vested	(500)	$26.55
Forfeited	—	—

Unvested, September 30, 2010	163,882	$21.51

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $32,000 and $81,000 for the three and nine months ended September 30, 2010, respectively, and $21,000 and $32,000 for the three months and nine months ended September 30, 2009, respectively.
5. SECURITIES
The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$63,897	$711	$—	$64,608
State and municipal obligations	42,218	1,754	(32)	43,940
U.S. GSE residential mortgage-backed securities	80,738	3,931	(18)	84,651
U.S. GSE residential collateralized mortgage obligations	150,004	3,717	(330)	153,391

Total available for sale	336,857	10,113	(380)	346,590

Held to maturity:
U.S. GSE securities	24,970	239	—	25,209
State and municipal obligations	61,826	1,649	(15)	63,460
U.S. GSE residential collateralized mortgage obligations	44,185	1,527	—	45,712
Corporate bonds	17,000	2	(83)	16,919

Total held to maturity	147,981	3,417	(98)	151,300

Total securities	$484,838	$13,530	$(478)	$497,890

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Available for sale:
U.S. GSE securities	$45,787	$309	$(157)	$45,939
State and municipal obligations	40,340	1,473	(8)	41,805
U.S. GSE residential mortgage-backed securities	101,837	4,561	(61)	106,337
U.S. GSE residential collateralized mortgage obligations	109,442	2,722	(133)	112,031

Total available for sale	297,406	9,065	(359)	306,112

Held to maturity:
U.S. GSE securities	5,000	—	(73)	4,927
State and municipal obligations	54,104	400	(8)	54,496
U.S. GSE residential collateralized mortgage obligations	18,320	589	(2)	18,907

Total held to maturity	77,424	989	(83)	78,330

Total securities	$374,830	$10,054	$(442)	$384,442

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at September 30, 2010. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized	Fair
(In thousands)	Cost	Value

Maturity
Available for sale:
Within one year	$13,022	$13,195
One to five years	44,950	46,403
Five to ten years	77,959	80,000
Beyond ten years	200,926	206,992

Total	$336,857	$346,590

Held to maturity:
Within one year	$15,046	$15,097
One to five years	38,763	39,688
Five to ten years	28,871	28,879
Beyond ten years	65,301	67,636

Total	$147,981	$151,300

Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months		Total
September 30, 2010		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses	Fair Value	losses

Available for sale:
State and municipal obligations	$1,224	$32	—	—	1,224	32
U.S. GSE residential mortgage-backed securities	5,211	18	—	—	5,211	18
U.S. GSE residential collateralized mortgage obligations	7,691	330	—	—	7,691	330

Total available for sale	$14,126	$380	$—	$—	$14,126	$380

Held to maturity:
State and municipal obligations	$4,233	$15	$—	$—	$4,233	$15
Corporate bonds	11,917	83	—	—	11,917	83

Total held to maturity	$16,150	$98	$—	$—	$16,150	$98

	Less than 12 months		Greater than 12 months		Total
December 31, 2009		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses	Fair Value	losses

Available for sale:
U.S. GSE securities	$15,637	$157	$—	$—	$15,637	$157
State and municipal obligations	742	8	—	—	742	8
U.S. GSE residential mortgage-backed securities	9,879	61	—	—	9,879	61
U.S. GSE residential collateralized mortgage obligations	5,845	133	—	—	5,845	133

Total available for sale	$32,103	$359	$—	$—	$32,103	$359

Held to maturity:
U.S. GSE securities	$4,927	$73	$—	$—	$4,927	$73
State and municipal obligations	10,818	8	—	—	10,818	8
U.S. GSE residential collateralized mortgage obligations	4,952	2	—	—	4,952	2

Total held to maturity	$20,697	$83	$—	$—	$20,697	$83

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
At September 30, 2010, the majority of unrealized losses on available for sale securities are related to the Company’s residential collateralized mortgage obligations and on held to maturity securities are related to corporate bonds. The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.
There were no proceeds from sales of securities available for sale for the three months ended September 30, 2010 and 2009. Proceeds from sales of securities available for sale were $31.4 million and $13.1 million for the nine months ended September 30, 2010 and 2009, respectively. There were no securities gains or losses during the three months ended September 30, 2010 and 2009, respectively. Gross gains of $1.3 million and $0.5 million were realized on these sales during the nine months ended September 30, 2010 and 2009, respectively. Proceeds from calls of securities available for sale were $29.0 million and $0 million for the three months ended

September 30, 2010 and 2009, respectively. Proceeds from calls of securities available for sale were $69.6 million and $20.0 million for the nine months ended September 30, 2010 and 2009, respectively.
Securities having a fair value of approximately $231.2 million and $247.3 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Bank did not hold any trading securities during the nine months ended September 30, 2010 or the year ended December 31, 2009.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock. FHLB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned approximately $1.2 million in FHLB and FRB stock at September 30, 2010 and December 31, 2009, and reported these amounts as restricted securities in the consolidated balance sheets.
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
Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		September 30, 2010 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$64,608		$64,608
State and municipal obligations	43,940		43,940
U.S. GSE residential mortgage-backed securities	84,651		84,651
U.S. GSE residential collateralized mortgage obligations	153,391		153,391

Total available for sale	$346,590		$346,590

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$45,939		$45,939
State and municipal obligations	41,805		41,805
U.S. GSE residential mortgage-backed securities	106,337		106,337
U.S. GSE residential collateralized mortgage obligations	112,031		112,031

Total available for sale	$306,112		$306,112

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2010 Using:
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
For impaired loans, the Company evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Generally, impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate or for loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. For Trouble Debt Restructured loans, impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, which is not a fair value measure and accordingly, such loans are excluded from the fair value disclosures above. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5. Impaired loans with allocated allowance for loan losses at September 30, 2010, had a carrying amount of $693,000, which is made up of the outstanding balance of $700,000, net of a valuation allowance of $7,000. This resulted in an additional provision for loan losses of $7,000 that is included in the amount reported on the income statement as of September 30, 2010. Impaired loans with allocated allowance for loan losses at December 31, 2009, had a carrying amount of $48,000, which is made up of the outstanding balance of $98,000, net of a valuation allowance of $50,000. This resulted in an additional provision for loan losses of $50,000 that is included in the amount reported on the income statement as of December 31, 2009.

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
Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of September 30, 2010 and December 31, 2009.
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

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$19,457	$19,457	$27,108	$27,108
Interest bearing deposits with banks	6,939	6,939	7,039	7,039
Securities available for sale	346,590	346,590	306,112	306,112
Securities restricted	1,219	n/a	1,205	n/a
Securities held to maturity	147,981	151,300	77,424	78,330
Loans, net	472,228	489,102	441,993	449,496
Accrued interest receivable	4,311	4,311	3,679	3,679

Financial liabilities:
Demand and other deposits	926,249	927,287	793,538	794,512
Repurchase agreements	17,094	18,524	15,000	15,210
Junior Subordinated Debentures	16,002	15,935	16,002	15,500
Accrued interest payable	588	588	531	531
7. LOANS
The following table sets forth the major classifications of loans:

(In thousands)	September 30, 2010	December 31, 2009
Commercial real estate mortgage loans	$224,719	$204,159

Residential real estate mortgage loans	133,309	123,013

Commercial, financial, and agricultural loans	97,322	93,682

Installment/consumer loans	8,580	7,352

Real estate-construction and land loans	15,528	19,347

Total loans	479,458	447,553

Net deferred loan costs and fees	562	485

	480,020	448,038

Allowance for loan losses	(7,792)	(6,045)

Net loans	$472,228	$441,993

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
As of September 30, 2010 and December 31, 2009, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $12.1 million and $9.1 million, respectively. The increase primarily relates to one $2.1 million relationship representing loans secured by first mortgage liens on real estate with recently appraised values aggregating $9.3 million, and two home equity loans totaling $1.0 million, each secured by first mortgage liens on residential properties. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

Nonaccrual loans were $8.9 million or 1.86% of total loans at September 30, 2010 and were $5.9 million or 1.31% of total loans at December 31, 2009. There were no loans 90 days or more past due that were still accruing at September 30, 2010 and December 31, 2009. Approximately $4.8 million of the nonaccrual loans at September 30, 2010 and $4.9 million of the nonaccrual loans at December 31, 2009, represent troubled debt restructured loans where the borrowers are complying with the modified terms of the loans and are currently making payments. These loans are secured with collateral that has a fair value of $7.2 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.
In addition, the Company has one borrower with TDR loans of $3.2 million at September 30, 2010 and December 31, 2009, that are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loans were determined to be impaired during the third quarter of 2008 and since that determination $269,000 of interest income has been recognized.
The average recorded investment in the impaired loans during the nine months ended September 30, 2010 was $12.3 million and was $7.4 million for the year ended December 31, 2009. At September 30, 2010, each impaired loan was analyzed and written down to its net realizable value if the loan balance was higher than the net realizable value of its associated collateral. The amount of the allowance for loan losses allocated to impaired loans as of September 30, 2010 and December 31, 2009 was $7,000 and $50,000, respectively.
The Bank had no foreclosed real estate at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.
8. ALLOWANCE FOR LOAN LOSSES
The Company monitors its entire loan portfolio on a regular basis, with consideration given to detailed analyses of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, the regulatory environment, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Credit Risk Committee, the overall level of the allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2010, December 31, 2009 and September 30, 2009, the Company determined the allowance for loan losses to be adequate.
The following table sets forth changes in the allowance for loan losses:

	For the Nine Months Ended		For the Year Ended
(In thousands)	September 30, 2010	September 30, 2009	December 31, 2009
Beginning balance	$6,045	$3,953	$3,953
Provision for loan loss	2,600	3,200	4,150
Net charge-offs	(853)	(1,668)	(2,058)

Ending balance	$7,792	$5,485	$6,045

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
The Company made a $122,243 contribution to the pension plan during the nine months ended September 30, 2010. There were no contributions made to the SERP during the nine months ended September 30, 2010. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $142,000 during the nine months ended September 30, 2010.
The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost:

	Three months ended September 30,				Nine months ended September 30,

	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits

(In thousands)	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$194	$121	$24	$41	$576	$360	$71	$121

Interest cost	109	80	16	15	324	238	47	44

Expected return on plan assets	(172)	(130)	—	—	(510)	(386)	—	—

Amortization of net loss	26	22	—	3	78	66	—	10

Amortization of unrecognized prior service cost	3	3	—	—	7	7	—	—

Amortization of unrecognized transition (asset) obligation	—	—	7	7	—	—	21	21

Net periodic benefit cost	$160	$96	$47	$66	$475	$285	$139	$196

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
At September 30, 2010, December 31, 2009 and September 30, 2009 securities sold under agreements to repurchase totaled $17.1 million, $15.0 million, and $15.0 million, respectively, and were secured by U.S. GSE securities, mortgage-backed securities and collateralized mortgage obligations with a carrying amount of $23.2 million, $22.2 million and $22.0 million, respectively.
Securities sold under agreements to repurchase are financing arrangements with $2.1 million maturing during the fourth quarter of 2010, $5.0 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the nine months ended		For the year ended
(Dollars in thousands)	September 30, 2010	September 30, 2009	December 31, 2009
Average daily balance	$16,492	$15,000	$15,000
Average interest rate	3.08%	2.35%	2.35%
Maximum month-end balance	$17,187	$15,000	$15,000
Weighted average interest rate	3.24%	2.35%	2.35%
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
The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability. The Debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Consistent with regulatory requirements, the interest payments may be deferred for up to 5 years, and are cumulative. The Debentures have the same prepayment provisions as the TPS. As of September 30, 2010 the outstanding balance of the Debentures is $16.0 million.
The Debentures are included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
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
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables” that requires companies to provide more information about the credit risks inherent in its loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company would be required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures would be required either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. For public companies, any period-end disclosure requirements are effective for periods ending on or after December 15, 2010. Any disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. As this guidance affects only disclosures, the adoption of this guidance on December 31, 2010 for period-end disclosures and January 1, 2011 for intra-period activity is not expected to have a significant impact to the Company’s financial statements.
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
Overview
Who We Are and How We Generate Income
Bridge Bancorp, Inc. (“the Company”), a New York corporation, is a bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. The Company is dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non interest income, such as fee income on deposit accounts, merchant credit and debit card processing programs, investment services, income from its title abstract subsidiary, and net gains on sales of securities and loans. The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation.
Quarterly Highlights
•	Net income of $2.4 million or $.38 per diluted share as compared to net income of $2.3 million or $.37 per diluted share for the third quarter in 2009.
•	Returns on average assets and equity of 0.94% and 15.58%, respectively.
•	Net interest income increased to $9.4 million for the third quarter of 2010 compared to $8.8 million in 2009.
•	A net interest margin of 4.09% for the third quarter of 2010 compared to 4.63% for the 2009 period.
•	Total loans at September 30, 2010 of $480.0 million, an increase of $32.0 million or 7.1% over December 31, 2009 and an increase of $40.7 million or 9.3% over September 30, 2009.
•	Total assets of $1.04 billion at September 30, 2010, an increase of $139.3 million or 15.5% compared to December 31, 2009 and an increase of $182.0 million or 21.3% compared to September 30, 2009.
•	Deposits of $926.2 million, an increase of $132.7 million or 16.7% over December 31, 2009 and an increase of $160.8 million or 21.0% compared to September 30, 2009 levels.
•	Increased Allowance for Loan Losses as a percentage to Loans to 1.62% as of September 30, 2010 compared to 1.35% at December 31, 2009 and 1.25% at September 30, 2009.
•	Tier 1 Capital increased $20.8 million to $78.0 million as of September 30, 2010, compared to September 30, 2009.
•	The Bank opened its 18th branch in Patchogue, New York.
•	The declaration of a cash dividend of $0.23 per share for the third quarter of 2010.
Principal Products and Services and Locations of Operations
The Bank operates nineteen branches on eastern Long Island, including the new branch in Deer Park, New York which opened in October 2010. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For the past century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgage loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities and collateralized mortgage obligations; (7) New York State and local municipal obligations; and (8) U.S. government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing up to $50.0 million of FDIC insurance to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.
Significant Events
On February 27, 2009, the FDIC issued a final rule, effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. In May 2009, the FDIC issued a final rule to impose an emergency special assessment of 5 basis points on all banks based on their total assets less tier one capital as of June 30, 2009. The special assessment was payable on September 30, 2009. During the second quarter of 2009, the Company recorded an expense of $0.4 million related to the FDIC special assessment. In November 2009, the FDIC issued a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011. The Company’s prepayment of FDIC assessments for 2010, 2011 and 2012 was made on December 31, 2009 totaling $3.8 million which will be amortized to expense over three years.
On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program which offers unlimited deposit insurance on non-interest bearing accounts until December 31, 2012.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed by the President. The Act permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. Section 331(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires the FDIC to change the definition of the assessment base which assessment fees are determined. The new definition for the assessment base is the average consolidated total assets of the insured depository institution less the average tangible equity of the insured depository institution. A reduction in the assessment rate is anticipated since the assessment base will increase for most institutions. When this change becomes effective, the Company anticipates a reduction in its FDIC assessment fees. The new financial reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase the cost of operations. Refer to Item 1A. Risk Factors for more detailed information related to this new regulation.
Opportunities and Challenges
Since the second half of 2007 and continuing through 2009, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. As a result the yield on loans and investment securities has declined. The squeeze between declining asset yields and more slowly declining liability pricing has impacted margins. Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks. At their meetings in April, June and September 2010, the Federal Reserve decided to maintain the federal funds target rate between 0 and 25 basis points due to the continued high level of unemployment and tight credit markets.
Growth and service strategies have the potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2007, the Bank has opened eight new branches. In 2007, the Bank opened three new branches located in the Village of Southampton; Cutchogue; and Wading River. In April 2009, the Bank opened a new branch in Shirley, New York, and in December 2009, the Bank opened a new full service branch facility in the Village of East Hampton. During 2010, the Bank has opened three new branches; Center Moriches in May, Patchogue in September and Deer Park in October. The recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. Controlling funding costs yet protecting the deposit base along with focusing on profitable growth, presents a unique set of challenges in this operating environment.

In March 2010, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to relocate its branch at 26 Park Place, East Hampton, New York to 55 Main Street, East Hampton, New York. The relocation of the East Hampton branch is expected to occur during the fourth quarter of 2010.
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
Locally many customers, citing great summer weather and renewed optimism, reported improvement in their businesses in 2010. However, more broadly, great uncertainty remains on the breath of economic recovery and its sustainability. Job growth is anemic, and unemployment and under employment remains stubbornly high. The housing market continues down an uncertain path, impacted by foreclosure moratoriums, mortgage availability and uncertainty regarding past and future government initiatives. There is also discussion of new initiatives as well as the use of unconventional stimulus to revive the economy and create the needed jobs. Finally, there is new financial reform legislation representing a framework to be clarified with a myriad of new rules and regulations, not yet completed. Although it is still early, indications are the impacts will be significant and compliance may be costly. The Company will need to devote substantial time and resources to assess the impact and develop a framework for compliance.
The Company’s current performance, despite the myriad of challenges facing the economy and industry, demonstrates the Company’s underlying fundamental strength. However, management remains cautious as it manages through a still weak economy characterized by lackluster job creation, a fragile housing recovery and the consequences, both intended and unintended, of attempts to reverse the country’s course. There is also the specter and undetermined impact financial, and otherwise, of recently passed financial legislation.
The Company balances these global issues, with the realities of the local markets to identify strategic initiatives, provide guidance on capital deployment and determine investment decisions. However, the longer term mission, focusing on the customer and serving its communities, has been successful for over 100 years and transcends these shorter term concerns. This has allowed management to manage through the uncertain, and at times, difficult environment and deliver strong financial results and returns to the shareholders.
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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under FASB Accounting Standard Codification (“ASC”) No. 310, “Receivables”. Such valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectability of a loan is not reasonably assured. These assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.
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
The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2010, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.
Net Income
Net income for the three months ended September 30, 2010 was $2.4 million or $0.38 per diluted share as compared to $2.3 million or $0.37 per diluted share for the same period in 2009. Changes for the three months ended September 30, 2010 compared to September 30, 2009 include: (i) $0.6 million or 7.1% increase in net interest income; (ii) a $0.3 million or 33.3% decrease in the provision for loan losses; (iii) $0.1 million or 6.9% increase in total non interest income as a result of higher fees for other customer services related to electronic banking and investment services and higher title insurance revenues, partly offset by lower service charges on deposit accounts and other operating income; (iv) $1.0 million or 16.4% increase in total non interest expenses, primarily due to a $0.5 million increase in salaries and employee benefits related to increased staffing and related benefits, a $0.1 million increase in net occupancy expenses, $0.4 million increase in other operating expenses primarily related to the new branches and marketing expenses for the 100th year anniversary of the Bank. The provision for loan losses of $0.6 million was recorded this quarter due to the continued growth of our loan portfolio as well as our assessment of risk factors considering the continued weak economic environment and overall industry trends. The coverage ratio of the allowance for loan losses to loans increased to 1.62%. A provision for loan losses of $0.9 million was recorded during the third quarter of 2009, resulting in a coverage ratio of the allowance for loan losses to loans of 1.25%. The effective income tax rate was 31.1% for the quarter ended September 30, 2010 compared to 32.0% for the same period last year.
Net income for the nine months ended September 30, 2010 was $6.8 million or $1.07 per diluted share as compared to $6.6 million or $1.05 per diluted share for the same period in 2009. Changes for the nine months ended September 30, 2010 compared to September 30, 2009 include: (i) $0.4 million or 1.5% increase in net interest income; (ii) a decrease of $0.6 million or 18.8% in the provision for loan losses, (iii) $1.2 million or 26.5% increase in total non interest income as a result of an increase in net securities gains of $0.8 million, higher fees for other customer services primarily related to electronic banking services and investment services and higher title insurance revenues partially offset by lower service charges on deposit accounts; (iv) $2.1 million or 11.0% increase in total non interest expenses, primarily due to a $1.2 million increase in salaries and employee benefits related to increased staffing and related benefits, a $0.3 million increase in net occupancy expenses, a $0.1 million increase in furniture & fixture, and a $0.8 million increase in other operating expenses primarily related to the new branches and marketing expenses for the 100th year anniversary of the Bank. These expenses were partly offset by the decrease in FDIC insurance related to the special assessment of $0.4 million that was recorded during the nine months of 2009. The effective income tax rate decreased to 31.5% from 32.4% for the same period last year.
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

	Three months ended September 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$466,862	$7,660	6.51%	$438,006	$7,386	6.69%
Mortgage-backed securities	246,295	2,350	3.79	214,313	2,585	4.79
Tax exempt securities (1)	107,647	1,089	4.01	74,870	811	4.30
Taxable securities	89,251	635	2.82	27,958	211	2.99
Federal funds sold	—	—	—	20,303	13	0.25
Deposits with banks	41,672	23	0.22	3,977	4	0.40

Total interest earning assets	951,727	11,757	4.90	779,427	11,010	5.60
Non interest earning assets:
Cash and due from banks	16,255			12,630
Other assets	41,822			29,555

Total assets	$1,009,804			$821,612

Interest bearing liabilities:
Savings, NOW and money market deposits	$498,576	$919	0.73%	$362,947	$887	0.97%
Other time deposits	81,652	262	1.27	73,144	420	2.28
Certificates of deposit of $100,000 or more	73,569	279	1.50	85,082	519	2.42
Federal funds purchased and repurchase agreements	17,029	136	3.17	16,370	90	2.18
Federal Home Loan Bank term advances	—	—	—	—	—	—
Junior Subordinated Debentures	16,002	341	8.45	—	—	—

Total interest bearing liabilities	686,828	1,937	1.12	537,543	1,916	1.41
Non interest bearing liabilities:
Demand deposits	255,539			220,143
Other liabilities	6,795			6,641

Total liabilities	949,162			764,327
Stockholders’ equity	60,642			57,285

Total liabilities and stockholders’ equity	$1,009,804			$821,612

Net interest income/interest rate spread (2)		9,820	3.78%		9,094	4.19%

Net interest earning assets/net interest margin (3)	$264,899		4.09%	$241,884		4.63%

Ratio of interest earning assets to interest bearing liabilities			138.57%			145.00%

Less: Tax equivalent adjustment		(380)			(283)

Net interest income		$9,440			$8,811

(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest earning assets.

	Nine months ended September 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$454,090	$22,248	6.55%	$436,168	$21,929	6.72%
Mortgage-backed securities	235,242	7,257	4.12	227,913	8,439	4.95
Tax exempt securities (1)	103,562	3,028	3.91	71,692	2,511	4.68
Taxable securities	77,510	1,596	2.75	21,699	584	3.60
Federal funds sold	2,339	5	0.29	10,859	22	0.27
Deposits with banks	25,829	55	0.28	3,341	5	0.20

Total interest earning assets	898,572	34,189	5.09	771,672	33,490	5.80
Non interest earning assets:
Cash and due from banks	15,831			13,526
Other assets	38,766			29,048

Total assets	$953,169			$814,246

Interest bearing liabilities:
Savings, NOW and money market deposits	$471,955	$2,699	0.76%	$368,169	$2,767	1.00%
Other time deposits	73,855	857	1.55	67,462	1,175	2.33
Certificates of deposit of $100,000 or more	73,921	943	1.71	82,879	1,537	2.48
Federal funds purchased and repurchase agreements	19,338	385	2.66	33,767	311	1.23
Federal Home Loan Bank term advances	—	—	—	110	1	1.22
Junior Subordinated Debentures	16,002	1,023	8.55	—	—	—

Total interest bearing liabilities	655,071	5,907	1.21	552,387	5,791	1.40
Non interest bearing liabilities:
Demand deposits	233,319			200,091
Other liabilities	5,636			5,749

Total liabilities	894,026			758,227
Stockholders’ equity	59,143			56,019

Total liabilities and stockholders’ equity	$953,169			$814,246

Net interest income/interest rate spread (2)		28,282	3.88%		27,699	4.40%

Net interest earning assets/net interest margin (3)	$243,501		4.21%	$219,285		4.80%

Ratio of interest earning assets to interest bearing liabilities			137.17%			139.70%

Less: Tax equivalent adjustment		(1,057)			(876)

Net interest income		$27,225			$26,823

(1)	The above table is presented on a tax equivalent basis.

(2)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended September 30,			Nine months ended September 30,

	2010 Over 2009			2010 Over 2009

	Changes Due To			Changes Due To

(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest income on interest earning assets:

Loans, net (including loan fee income)	$1,316	$(1,042)	$274	$1,115	$(796)	$319

Mortgage-backed securities	1,692	(1,927)	(235)	419	(1,601)	(1,182)

Tax exempt securities (1)	613	(335)	278	1,183	(666)	517

Taxable securities	505	(81)	424	1,265	(253)	1,012

Federal funds sold	(7)	(6)	(13)	(20)	3	(17)

Deposits with banks	32	(13)	19	47	3	50

Total interest earning assets	4,151	(3,404)	747	4,009	(3,310)	699

Interest expense on interest bearing liabilities:

Savings, NOW and money market deposits	1,064	(1,032)	32	918	(986)	(68)

Certificates of deposit of $100,000 or more	(63)	(177)	(240)	(132)	(462)	(594)

Other time deposits	274	(432)	(158)	162	(480)	(318)

Federal funds purchased and repurchase agreements	4	42	46	(240)	314	74

Federal Home Loan Bank Advances	—	—	—	(1)	—	(1)

Junior subordinated debentures	341	—	341	1,023	—	1,023

Total interest bearing liabilities	1,620	(1,599)	21	1,730	(1,614)	116

Net interest income	$2,531	$(1,805)	$726	$2,279	$(1,696)	$583

     (1) The above table is presented on a tax equivalent basis.
Analysis of Net Interest Income for the Three Months ended September 30, 2010 and September 30, 2009
Net interest income increased compared to the quarter ended September 30, 2009, although margins were impacted by historically low market rates and a higher concentration of securities holdings. The increase in average deposits of $168.0 million primarily funded lower yielding securities, which grew $126.1 million, while net loans increased only $28.9 million from the comparable 2009 quarter. The net interest margin of 4.09%, was lower than 2009, but still above peer levels with earning assets yielding 4.90%, and an overall funding cost of .82%, including demand deposits. The Bank continues to execute its strategy of cautiously investing core deposit growth and managing the overall balance sheet for the eventuality of higher market interest rates.
Net interest income was $9.4 million for the three months ended September 30, 2010 compared to $8.8 million for the same period in 2009, an increase of $0.6 million or 7.1%. Net interest margin declined to 4.09% for the quarter ended September 30, 2010 as compared to 4.63% for the quarter ended September 30, 2009. This decrease was primarily the result of the decrease in the yield on average total interest earning assets being greater than the decrease in the cost of the average total interest bearing liabilities. The yield on interest earning assets decreased approximately 70 basis points which was partly offset by the cost of interest bearing liabilities decreasing approximately 29 basis points during the third quarter of 2010 compared to 2009.
For the three months ended September 30, 2010, average loans grew by $28.9 million or 6.6% to $466.9 million as compared to $438.0 million for the same period in 2009. Real estate mortgage loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended September 30, 2010, average total securities increased by $126.1 million or 39.7% to $443.2 million as compared to $317.1 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, the Bank purchased corporate bonds with an average balance of $4.5 million. There were no federal funds sold for the three month ended September 30, 2010. Average federal funds sold were $20.3 million for the three months ended September 30, 2009. The decrease in the average federal funds sold for the three months ended September 30, 2010 was offset by the growth in average interest earning cash of $37.7 million for the three months ended September 30, 2010 from $4.0 million in 2009 to $41.7 million in 2010.
Average total interest bearing liabilities totaled $686.8 million for the three months ended September 30, 2010 compared to $537.5 million for the same period in 2009. The Bank grew deposits as a result of opening two branches during 2009 and three new branches during 2010 as well as building new relationships in existing markets. During the fourth quarter of 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The junior subordinated debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Since September 30, 2009, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates, which was partly offset by increased borrowing costs, resulted in a decrease in the cost of interest bearing liabilities from 1.41% for the three months ended September 30, 2009 to 1.12% for the same period in 2010. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.
For the three months ended September 30, 2010, average total deposits increased by $168.0 million or 22.7% to $909.3 million as compared to average total deposits of $741.3 million for the same period in 2009. Components of this increase include an increase in average balances in savings, NOW and money market accounts of $135.6 million or 37.4% to $498.6 million for the three months ended September 30, 2010 compared to $363.0 million for the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $3.0 million or 1.9% to $155.2 million for 2010 as compared to $158.2 million for the same period last year. Average public fund deposits comprised 17.6% of total average deposits during the three months ended September 30, 2010 and 13.9% of total average deposits for the same period in 2009. Average federal funds purchased and repurchase agreements increased $0.6 million or 4.0% to $17.0 million for the three months ended September 30, 2010 as compared to $16.4 million for the same period in the prior year. Average balances in demand deposits increased $35.4 million or 16.1% to $255.5 million for 2010 as compared to $220.1 million for the same period last year.
Total interest income increased $0.7 million or 6.1% to $11.4 million for the three months ended September 30, 2010 from $10.7 million for the same period in 2009. Interest income on loans increased $0.3 million or 3.7% to $7.7 million for the three months ended September 30, 2010 from $7.4 million for the same period in 2009. The yield on average loans was 6.5% for 2010 as compared to 6.7% in 2009.
Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.4 million to $3.7 million for the three months ended September 30, 2010 compared to $3.3 million for the same period in 2009. Interest income on securities included net amortization of premium of $0.4 million in the 2010 period compared to $0.1 million for the same period in 2009. The tax adjusted average yield on total securities decreased to 3.7% in 2010 from 4.5% in 2009.
Interest expense remained at $1.9 million for the three months ended September 30, 2010 compared to the same period in 2009. The interest expense in 2010 reflects $0.3 million of interest paid related to $16.0 million of junior subordinated debentures which was partly offset by a reduction in interest rates on deposit products through prudent management of deposit pricing.
Analysis of Net Interest Income for the Nine Months ended September 30, 2010 and September 30, 2009
Net interest income was $27.2 million for the nine months ended September 30, 2010 compared to $26.8 million for the same period in 2009, an increase of $0.4 million or 1.5%. Net interest margin declined to 4.21% for the nine months ended September 30, 2010 as compared to 4.80% for the same period in 2009. This decrease was primarily the result of the decrease in the yield on average total interest earning assets being greater than the decrease in the cost of the average total interest bearing liabilities. The yield on interest earning assets decreased approximately 71 basis points which was partly offset by the cost of interest bearing liabilities decreasing approximately 19 basis points during the nine months ended September 30, 2010 compared to 2009.
For the nine months ended September 30, 2010, average loans grew by $17.9 million or 4.1% to $454.1 million as compared to $436.2 million for the same period in 2009. Real estate mortgage loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the nine months ended September 30, 2010, average total investments increased by $95.0 million or 29.6% to $416.3 million as compared to $321.3 million for the nine months ended September 30, 2009. To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during the nine months ended September 30, 2010 resulting in a net gain of $1.3 million. During the nine months ended September 30, 2010, the Bank purchased corporate bonds with an average balance of $1.5 million. Average federal funds sold decreased $8.6 million to $2.3 million for the nine months ended September 30, 2010 from $10.9 million in 2009. The decrease in the average federal funds sold for the nine months ended September 30, 2010 was offset by the growth in average interest earning cash of $22.5 million for the nine months ended September 30, 2010 from $3.3 million in 2009 to $25.8 million in 2010.
Average total interest bearing liabilities totaled $655.1 million for the nine months ended September 30, 2010 compared to $552.4 million for the same period in 2009. The Bank grew deposits as a result of opening two branches during 2009 and three new branches during 2010 as well as building new relationships in existing markets. Since September 30, 2009, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates was partially offset by higher borrowing costs and resulted in a decrease in the cost of interest bearing liabilities from 1.40% for the nine months ended September 30, 2009 to 1.21% for the same period in 2010. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.
For the nine months ended September 30, 2010, average total deposits increased by $134.5 million or 18.7% to $853.1 million as compared to average total deposits of $718.6 million for the same period in 2009. Components of this increase include an increase in average balances in savings, NOW and money market accounts of $103.8 million or 28.2% to $472.0 million for the nine months ended September 30, 2010 compared to $368.2 million for the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $2.5 million or 1.7% to $147.8 million for 2010 as compared to $150.3 million for the same period in 2009. Average public fund deposits comprised 19.4% of total average deposits during the nine months ended September 30, 2010, and 18.3% of total average deposits for the same period in 2009. Average federal funds purchased and repurchase agreements decreased $14.5 million to $19.3 million for the nine months ended September 30, 2010 as compared to $33.8 million for the same period in the prior year. Federal Home Loan Bank term advances were zero for the nine months ended September 30, 2010 compared to an average balance of $0.1 million for the same period in 2009. Average balances in demand deposits increased $33.2 million or 16.6% to $233.3 million for 2010 as compared to $200.1 million for the same period last year.
Total interest income increased $0.5 million or 1.6% to $33.1 million for the nine months ended September 30, 2010 from $32.6 million for the same period in 2009. Interest income on loans increased $0.3 million or 1.5% to $22.2 million in 2010 compared to $21.9 million in 2009 primarily due to growth in the loan portfolio partially offset by a decrease in yield on average loans. The yield on average loans was 6.6% for 2010 as compared to 6.7% in 2009.
Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $0.1 million to $10.8 million for the nine months ended September 30, 2010 compared to $10.7 million for the same period in 2009. Interest income on securities included net amortization of premium of $0.9 million in the 2010 period compared to $0.1 million for the same period in 2009. The tax adjusted average yield on total securities decreased to 3.8% in 2010 from 4.8% in 2009.
Interest expense increased $0.1 million or 2.0% to $5.9 million for the nine months ended September 30, 2010 compared to $5.8 million for the same period in 2009. The increase in interest expense in 2010 resulted from the $1.0 million of interest paid related to $16.0 million of junior subordinated debentures which was partly offset by prudent management of deposit pricing.
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
Loans of approximately $45.3 million or 9.4% of total loans at September 30, 2010 were classified as potential problem loans compared to $31.7 million or 7.1% at December 31, 2009 and $28.5 million or 6.5% at September 30, 2009. These loans are classified as potential problem loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. The increase in the 2010 level of potential problem loans reflects the current economic environment, the early identification of potential problem loans, a stringent assessment of potential credit weaknesses and an in depth review of individual credits. At September 30, 2010, approximately $38.3 million of these loans are commercial real estate (“CRE”) loans which are well secured with real estate as collateral. In addition, all but $2.1 million of the CRE loans have personal guarantees. At September 30, 2010, approximately $4.6 million of potential problem loans are residential real estate loans. The remaining $2.4 million in potential problem loans are unsecured, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.
CRE loans represented $224.7 million or 46.9% of the total loan portfolio at September 30, 2010 compared to $204.2 million or 45.6% at December 31, 2009 and $211.2 million or 48.1% at September 30, 2009. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%. The Bank considers delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses. Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and appears to have stabilized in the fourth quarter of 2009. The estimated decline in residential and commercial real estate values range from 15-20% from the 2007 levels, depending on the nature and location of the real estate.
As of September 30, 2010 and December 31, 2009, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $12.1 million and $9.1 million, respectively. The increase primarily relates to one $2.1 million relationship representing loans secured by first mortgage liens on real estate with recently appraised values aggregating $9.3 million, and two home equity loans totaling $1.0 million, each secured by first mortgage liens on residential properties. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.
Nonaccrual loans were $8.9 million or 1.86% of total loans at September 30, 2010 and were $5.9 million or 1.31% of total loans at December 31, 2009. There were no loans 90 days or more past due that were still accruing at September 30, 2010 and December 31, 2009. Approximately $4.8 million of the nonaccrual loans at September 30, 2010 and $4.9 million of the nonaccrual loans at December 31, 2009, represent troubled debt restructured loans where the borrowers are complying with the modified terms of the loans and are currently making payments. These loans are secured with collateral that has a fair value of $7.2 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.
In addition, the Company has one borrower with TDR loans of $3.2 million at September 30, 2010 and December 31, 2009, that are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loans were determined to be impaired during the third quarter of 2008 and since that determination $269,000 of interest income has been recognized.
The average recorded investment in the impaired loans during the nine months ended September 30, 2010 was $12.3 million and was $7.4 million for the year ended December 31, 2009. At September 30, 2010, each impaired loan was analyzed and written down to its net realizable value if the loan balance was higher than the net realizable value of its associated collateral. The amount of the allowance for loan losses allocated to impaired loans as of September 30, 2010 and December 31, 2009 was $7,000 and $50,000, respectively.
The Bank had no foreclosed real estate at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

The following table sets forth impaired loans by loan type:

	September 30,	December 31,

	2010	2009
(In thousands)

Nonaccrual Loans:

Commercial real estate mortgage loans	$2,021	$324

Residential real estate mortgage loans	1,402	511

Commercial, financial & agricultural loans	725	61

Installment/consumer loans	10	105

Real estate construction and land loans	—	—

Total	4,158	1,001

Restructured Loans:

Commercial real estate mortgage loans	3,219	3,229

Residential real estate mortgage loans	2,061	2,120

Commercial, financial & agricultural loans	—	—

Installment/consumer loans	—	—

Real estate construction and land loans	2,707	2,770

Total	7,987	8,119

Total Impaired Loans	$12,145	$9,120

Restructured loans totaled $8.0 million as of September 30, 2010, of which $4.8 million of the restructured loans were nonaccrual as of September 30, 2010.
Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in our loan portfolio, and the net charge-offs, a provision for loan losses of $0.6 million and $2.6 million was recorded during the three and nine months ended September 30, 2010 compared to a provision for loan loss of $0.9 million and $3.2 million that was recorded during the same periods in 2009. The Bank recognized net charge-offs in the amount of $0.9 million for the nine months ended September 30, 2010 as compared to $1.7 million for the same period in 2009. The allowance for loan losses increased to $7.8 million at September 30, 2010, as compared to $6.0 million at December 31, 2009 and $5.5 million at September 30, 2009. As a percentage of total loans, the allowance increased to 1.62% at September 30, 2010 compared to 1.35% at December 31, 2009 and 1.25% at September 30, 2009. Management continues to carefully monitor the loan portfolio as well as local real estate trends. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

The following table sets forth changes in the allowance for loan losses:

	For the		For the

	Nine Months Ended		Year Ended

(Dollars in thousands)	September 30, 2010		December 31, 2009

Allowance for loan losses balance at beginning of period	$6,045		$3,953

Charge-offs:

Commercial real estate mortgage loans	23		47

Residential real estate mortgage loans	20		653

Commercial, financial & agricultural loans	753		1,098

Installment/consumer loans	124		55

Real estate construction and land loans	—		240

Total	920		2,093

Recoveries:

Commercial real estate mortgage loans	—		—

Residential real estate mortgage loans	3		6

Commercial, financial & agricultural loans	43		28

Installment/consumer loans	21		1

Real estate construction and land loans	—		—

Total	67		35

Net charge-offs	(853)		(2,058)

Provision for loan losses charged to operations	2,600		4,150

Balance at end of period	$7,792		$6,045

Ratio of net charge-offs during period to average loans outstanding	(0.18%	)	(0.47%	)

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	September 30,		December 31,

	2010		2009

		Percentage		Percentage

		of Loans		of Loans

		to Total		to Total

(Dollars in thousands)	Amount	Loans	Amount	Loans

Commercial real estate mortgage loans	$2,842	46.9%	$2,565	45.6%

Residential real estate mortgage loans	1,476	27.8	1,781	27.5

Commercial, financial & agricultural loans	2,946	20.3	1,083	20.9

Installment/consumer loans	292	1.8	270	1.7

Real estate construction and land loans	236	3.2	346	4.3

Total	$7,792	100.0%	$6,045	100.0%

Non Interest Income
Total non interest income increased $0.1 million or 6.9% to $1.7 million for the three months ended September, 2010 compared to $1.6 million for the same period in 2009. Service charges on deposit decreased $0.1 million or 7.7% to $0.7 million for the three months ended September 30, 2010 from $0.8 million for the same period in 2009. Fees for other customer services were $0.7 million for the three months ended September 30, 2010 compared to $0.5 million in 2009. The increase was primarily related to higher electronic banking and investment services income. Title fee income related to Bridge Abstract increased $0.02 million or 8.0% to $0.24 million for the three months ended September 30, 2010 compared to $0.22 million for the same period in 2009. The increase was attributable to an increase in the number and value of transactions processed.

Total non interest income increased $1.2 million or 26.5% to $5.9 million during the nine months ended September 30, 2010 compared to $4.7 million from the same period last year. Net securities gains were $1.3 million for the nine months ended September 30, 2010 compared to $0.5 million for the nine months ended September 30, 2009. Service charges on deposit accounts totaled $2.1 million compared to $2.2 million from the same period in 2009. Fees for other customer services increased $0.3 million or 22.9% to $1.6 million for the nine months ended September 30, 2010 compared to $1.3 million from the same period in 2009. The increase was primarily related to higher electronic banking and investment services income. Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $0.8 million during the nine months ended September 30, 2010 compared to $0.6 million for the same period in 2009. The increase was attributable to an increase in the number and value of transactions processed.
Non Interest Expense
Total non interest expense increased $1.0 million or 16.4% to $7.1 million during the three months ended September 30, 2010 from $6.1 million over the same period in 2009. The primary components of these increases were higher salaries and employee benefits, net occupancy expense, FDIC assessments and other operating expenses partially offset by lower furniture and fixture expense. Salary and benefit expense increased $0.5 million or 13.8% to $4.1 million for the three months ended September 30, 2010 from $3.6 million for the same period in 2009. The increase reflects filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, and related employee benefit costs. Net occupancy expense increased $0.1 million or 10.6% to $0.7 million for the three months ended September 30, 2010 from $0.6 million for the same period in 2009. Higher net occupancy expenses were due to increases in maintenance and supplies, and rent expense related to the new branch offices in 2010 as well as annual rent increases in other branch locations. Other operating expenses increased $0.4 million or 32.8% to $1.7 million for the three months ended September 30, 2010 compared to $1.3 million for the same period in 2009 primarily related to increased infrastructure costs and marketing expenses for the new branches and the 100th anniversary of the Bank.
Total non interest expense increased $2.1 million or 11.0% to $20.7 million during the nine months ended September 30, 2010 from $18.6 million for the same period in 2009. The primary components of these increases were higher salaries and employee benefits, net occupancy expense, furniture and fixture expense and other operating expenses offset by lower FDIC assessments. Salary and benefit expense increased $1.2 million or 11.3% to $11.9 million for the nine months ended September 30, 2010 from $10.7 million for the same period in 2009. The increases in salary and benefits reflect base salary increases for staff, filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, and an increase in employee benefit costs, particularly related to pension expense. Net occupancy expense increased $0.3 million or 19.8% to $2.1 million for the nine months ended September 30, 2010 from $1.8 million for the same period in 2009. Higher net occupancy expenses were due to increases in maintenance and supplies, and rent expense related to the new branch offices in 2010 as well as annual rent increases in other branch locations. Furniture and fixture expense increased $0.1 million or 11.2% to $0.8 million for the nine months ended September 30, 2010 from $0.7 million for the same period in 2009. The increase in furniture and fixture expense in 2010 relates primarily to the new branches. FDIC assessments decreased $0.3 million to $0.9 million for the nine months ended September 30, 2010 from $1.2 million for the same period in 2009. During the second quarter of 2009, the Company recorded an expense of $0.4 million related to the FDIC special assessment. Other operating expenses increased $0.8 million or 18.4% to $4.9 million for the nine months ended September 30, 2010 compared to $4.1 million for the same period in 2009 primarily related to increased infrastructure costs and marketing expenses for the new branches and the 100th anniversary of the Bank.
Income Taxes
The provision for income taxes remained the same at $1.1 million during the three months ended September 30, 2010 and 2009. The effective tax rate for the three months ended September 30, 2010 decreased to 31.1% from 32.0% for the same period last year. For the nine months ended September 30, 2010 and 2009, the provision for income taxes remained at $3.1 million. The effective tax rate for the nine months ended September 30, 2010 decreased to 31.5% from 32.4% for the same period in 2009. The reduction in the effective tax rate was a result of a higher percentage of interest income from tax exempt securities.
Financial Condition
Assets totaled $1.04 billion at September 30, 2010, an increase of $139.3 million or 15.5% from $897.3 million at December 31, 2009. This change is primarily a result of an increase in net loans of $30.2 million or 6.8% as well as an increase in total securities of $111.0 million or 28.9% partially offset by a decrease of $7.8 million in total cash and cash equivalents. Cash and due from banks decreased $7.7 million and interest earnings deposits with banks decreased $0.1 million. Total deposits grew $132.7 million to $926.2 million at September 30, 2010 compared to $793.5 million at December 31, 2009. Demand deposits increased $38.5 million to $250.6 million as of September 30, 2010 compared to $212.1 million at December 31, 2009. Savings, NOW and money market deposits increased $87.5 million to $527.9 million at September 30, 2010 from $440.4 million at December 31, 2009. Other time deposits and Certificates of deposit of $100,000 or more increased $6.7 million or 4.8% to $147.7 million as of September 30, 2010 compared to $141.0 million at December 31, 2009. Repurchase agreements increased $2.1 million or 14.0% to $17.1 million as of September 30, 2010 compared to

$15.0 million at December 31, 2009. Junior subordinated debentures remained at $16.0 million as of September 30, 2010 compared to December 31, 2009. Accrued interest payable increased $0.1 million to $0.6 million at September 30, 2010 compared to $0.5 million at December 31, 2009. Other liabilities and accrued expenses increased $0.1 million to $10.4 million at September 30, 2010 from $10.3 million at December 31, 2009. Total stockholders’ equity was $66.2 million at September 30, 2010, an increase of $4.3 million or 7.0% from December 31, 2009, primarily due to net income of $6.8 million, an increase in the unrealized gains in securities of $0.6 million, proceeds from the issuance of common stock under the Dividend Reinvestment Plan of $0.6 million and stock based compensation expense of $0.6 million which was partially offset by the declaration of dividends totaling $4.3 million.
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
The Holding Company’s principal sources of liquidity included cash and cash equivalents of $4.4 million as of September 30, 2010, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During the nine months ended September 30, 2010, the Bank paid a cash dividend to the Company in the amount of $1.7 million. At September 30, 2010, the Bank had $16.0 million of retained net income available for dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”). The net proceeds will be used for general corporate purposes, primarily to provide additional capital to the Bank.
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
The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At September 30, 2010, the Bank had aggregate lines of credit of $222.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $202.5 million is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of September 30, 2010 and December 31, 2009, the Bank had no brokered certificates of deposit. There were no overnight borrowings as of September 30, 2010 and December 31, 2009. The Bank had $17.1 million of securities sold under agreements to repurchase outstanding as of September 30, 2010 and $15.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2009. There were no advances outstanding as of September 30, 2010 and December 31, 2009 with the FHLB.
Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix. The Asset and Liability Committee is comprised of members of senior management and the Board. Excess short term liquidity is invested overnight at the highest rate available at the Federal Reserve or in federal funds sold. The Bank invested $6.6 million at the Federal Reserve as of September 30, 2010 and $6.9 million as of December 31, 2009. The Bank did not have overnight federal funds sold as of September 30, 2010 or December 31, 2009.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of September 30, 2010, the Company and the Bank met all capital adequacy requirements. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the nine months ended September 30, 2010, was $0.6 million. Since the inception of the DRP Plan in April 2009, the Company has raised $0.8 million in capital. In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”). The TPS mature in 30 years, and carry a fixed distribution rate of 8.50%. The TPS have a liquidation amount of $1,000 per security. The Company has the right to redeem the TPS at par (plus any accrued but unpaid distributions) at any time after September 30, 2014. Holders of the TPS may convert the TPS into shares of the Company’s common stock at a conversion price equal to $31.00 per share, which represents 125% of the average closing price of the Company’s common stock over the 20 trading days ended on October 14, 2009. Each $1,000 in liquidation amount of the TPS is convertible into 32.2581 shares of the Company’s common stock. As provided in the regulations, TPS are included in holding company Tier 1 capital (up to a limit of 25% of Tier 1 capital).
At September 30, 2010 and December 31, 2009, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)

As of September 30,	2010

(Dollars in thousands)					To Be Well

			For Capital		Capitalized Under

			Adequacy		Prompt Corrective

	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$85,756	13.8%	$49,680	8.0%	n/a	n/a

Tier 1 Capital (to risk weighted assets)	77,993	12.6%	24,840	4.0%	n/a	n/a

Tier 1 Capital (to average assets)	77,993	7.8%	40,279	4.0%	n/a	n/a

As of December 31,	2009

(Dollars in thousands)					To Be Well

			For Capital		Capitalized Under

			Adequacy		Prompt Corrective

	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$80,378	14.5%	$44,361	8.0%	n/a	n/a

Tier 1 Capital (to risk weighted assets)	74,333	13.4%	22,180	4.0%	n/a	n/a

Tier 1 Capital (to average assets)	74,333	8.6%	34,499	4.0%	n/a	n/a

Bridgehampton National Bank

As of September 30,	2010

(Dollars in thousands)					To Be Well

			For Capital		Capitalized Under

			Adequacy		Prompt Corrective

	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$82,340	13.3%	$49,627	8.0%	$62,034	10.0%

Tier 1 Capital (to risk weighted assets)	74,585	12.0%	24,814	4.0%	37,220	6.0%

Tier 1 Capital (to average assets)	74,585	7.4%	40,256	4.0%	50,319	5.0%

As of December 31,	2009

(Dollars in thousands)					To Be Well

			For Capital		Capitalized Under

			Adequacy		Prompt Corrective

	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$74,191	13.4%	$44,337	8.0%	$55,421	10.0%

Tier 1 Capital (to risk weighted assets)	68,146	12.3%	22,168	4.0%	33,253	6.0%

Tier 1 Capital (to average assets)	68,146	7.9%	34,494	4.0%	43,117	5.0%
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
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables” that requires companies to provide more information about the credit risks inherent in its loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company would be required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures would be required either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. For public companies, any period-end disclosure requirements are effective for periods ending on or after December 15, 2010. Any disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. As this guidance affects only disclosures, the adoption of this guidance on December 31, 2010 for period-end disclosures and January 1, 2011 for intra-period activity is not expected to have a significant impact to the Company’s financial statements.
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
At September 30, 2010, $436.3 million or 88.0% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates could also affect the type (fixed-rate or adjustable-rate) and the amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.
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
The following reflects the Company’s net interest income sensitivity analysis at September 30, 2010:

	September 30, 2010		December 31, 2009

Change in Interest	Potential Change		Potential Change

Rates in Basis Points	in Net		in Net

(Dollars in thousands)	Interest Income		Interest Income

	$ Change	% Change	$ Change	% Change

200	$(1,428)	(3.72%)	$(1,243)	(3.54%)

100	$(527)	(1.37%)	$(545)	(1.55%)

Static	—	—	—	—

(100)	$105	0.27%	$42	0.12%
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

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

BRIDGE BANCORP, INC.
Registrant

November 5, 2010	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

November 5, 2010	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer