Form 10-K
period 2010-12-31
BRIDGE BANCORP INC
filed 2011-03-11
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission File No. 001-34096

BRIDGE BANCORP, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value of $0.01 Per Share	The Nasdaq Stock Market, LLC

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
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2010, was $142,035,848.

The number of shares of the Registrant’s common stock outstanding on March 3, 2011 was 6,411,490.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2010 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2011 (Part III).

PART I

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company for The Bridgehampton National Bank (the “Bank”). The Bank was established in 1910 as a national banking association and is headquartered in Bridgehampton, New York. The Registrant was incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization; under which the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) as an operating subsidiary. The assets transferred to BCI are viewed by the bank regulators as part of the Bank’s assets in consolidation. The operations of the Bank also include Bridge Abstract LLC (“Bridge Abstract”), a wholly owned subsidiary of the Bank which is a broker of title insurance services. In October 2009, the Company formed Bridge Statutory Capital Trust II (the “Trust”) as a subsidiary, which sold $16.0 million of 8.5% cumulative convertible Trust Preferred Securities (the “Trust Preferred Securities”) in a private placement to accredited investors.

The Bank operates nineteen branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For a century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgage loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities and collateralized mortgage obligations; (7) New York State and local municipal obligations; and (8) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing up to $50.0 million of FDIC insurance to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

The Bank employs 206 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive. In addition, the Company has an equity incentive plan under which it may issue shares of the common stock of the Company.

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

Page -2-

Since 2007, the Bank has opened eight new branches. In 2007, the Bank opened three new branches located in the Village of Southampton; Cutchogue; and Wading River. In April 2009, the Bank opened a new branch in Shirley, New York, and in December 2009, the Bank opened a new full service branch facility in the Village of East Hampton. During 2010, the Bank opened three new branches; Center Moriches in May, Patchogue in September and Deer Park in October. In November 2010, the Bank relocated its branch at 26 Park Place, East Hampton, New York to 55 Main Street, East Hampton, New York. The recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. Controlling funding costs yet protecting the deposit base along with focusing on profitable growth, presents a unique set of challenges in this operating environment.

On February 8, 2011, the Company announced a definitive merger agreement under which the Bank will acquire Hamptons State Bank. The transaction augments the Bank’s franchise in eastern Long Island and the combined entity will serve customers through a network of 20 branches and have total assets of approximately $1.1 billion and deposits of $1.0 billion.

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

Page -3-

Federal Deposit Insurance

The Bank is a member of the DIF, which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raises the deposit insurance available on all deposit accounts to $250,000. In addition, certain non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Refer to Item 1A. Risk Factors for more detailed information related to this new regulation.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Assessment rates, as adjusted, currently range from seven to 77.5 basis points of assessable deposits. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than their basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.  In May 2009, the FDIC issued a final rule to impose an emergency special assessment of 5 basis points on all banks based on their total assets less tier one capital as of June 30, 2009.  The special assessment was payable on September 30, 2009. During the second quarter of 2009, the Company recorded an expense of $0.4 million related to the FDIC special assessment. On November 12, 2009, the FDIC issued a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011. The Company’s prepayment of FDIC assessments for 2010, 2011 and 2012 was $3.8 million which will be amortized to expense over three years. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed by the President. Section 331(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires the FDIC to change the definition of the assessment base which assessment fees are determined. The new definition for the assessment base is the average consolidated total assets of the insured depository institution less the average tangible equity of the insured depository institution. A reduction in the assessment rate is anticipated since the assessment base will increase for most institutions. The new methodology becomes effective on April 1, 2011 and the Company anticipates a reduction in its FDIC assessment fees. The new financial reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase the cost of operations. Refer to Item 1A. Risk Factors for more detailed information related to this new regulation.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits maintained at an institution.

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

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010, later extended to December 31, 2010. Recent legislation provides for full deposit insurance coverage for certain non-interest bearing transaction accounts from January 1, 2011 through December 31, 2012. The cost of that coverage is included within the normal assessment and there is no opt out available. An annualized 10 basis point assessment on balances in non interest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in this component of the Temporary Liquidity Guarantee Program.

Page -4-

On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program which offers unlimited deposit insurance on non-interest bearing accounts until December 31, 2012. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the deposit insurance available on all deposit accounts to $250,000. In addition, certain non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

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

On February 7, 2011, the FDIC approved a rulemaking to implement Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that prohibits incentive-based compensation that encourages inappropriate risk taking.

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

Page -5-

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

Page -6-

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

The Federal Reserve Board has adopted consolidated capital adequacy guidelines for bank holding structured similarly to those of the OCC for the Bank. As of December 31, 2010, the Company’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments from Tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies with consolidated assets of less than $15 billion as of December 31, 2009 are grandfathered.

The policy of the Federal Reserve Board is that a bank holding company must serve as a source of strength to its subsidiary banks by providing capital and other support in times of distress. The Dodd-Frank Act codified the source of strength policy and requires the issuance of implementing regulations.

Under the prompt corrective action provisions of federal law, a bank holding company parent of an undercapitalized subsidiary bank is required to guarantee, within specified limits, the capital restoration plan that is required of an undercapitalized bank. If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying dividends or making any other capital distribution.

As a bank holding company, the Company is required to obtain the prior approval of the Federal Reserve Board to acquire more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all, or substantially all, the assets of any additional bank or bank holding company. In addition, the bank holding companies may generally only engage in activities that are closely related to banking as determined by the Federal Reserve Board. Bank holding companies that meet certain criteria may opt to become a financial holding company and thereby engage in a broader array of financial activities.

Federal Reserve Board policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past two years is sufficient to fund the dividends and the prospective rate of earnings retention is consistent with the company’s capital needs, asset quality and overall financial condition.

A bank holding company is required to receive prior Federal Reserve Board approval of the redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. Such approval is not required for a bank holding company that meets certain qualitative criteria.

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

Page -7-

The Company had nominal results of operations for 2010, 2009, and 2008 on a parent-only basis.  In 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and the TPS shares are convertible into our common stock, at an effective conversion price of $31 per share.  The TPS mature in 30 years but are callable by the company at par any time after September 30, 2014. During 2008, the Company received approval and began trading on the NASDAQ Global Select Market under the symbol “BDGE”. Equity incentive plan grants of stock options and stock awards are recorded directly to the holding company. The Company’s sources of funds are dependent on dividends from the Bank, its own earnings, additional capital raised and borrowings. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income. The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title insurance abstract subsidiary, and net gains on sales of securities and loans. The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance abstract subsidiary, and income tax expense, further affects the Bank’s net income.

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

Page -8-

Geographic Location and Competition

The Bank’s market area is located in Suffolk County on eastern Long Island and its customer base is mainly located in the towns of East Hampton, Southampton, Southold and Riverhead. In 2009, the Bank expanded its market areas to include a branch in Shirley, New York located in the town of Brookhaven. In 2010, the Bank continued to expand westward to Center Moriches and Patchogue, New York located in the Town of Brookhaven and Deer Park, New York located within the town of Babylon. Competition in the banking and financial services industry remains intense. The profitability of the Bank depends on the continued ability to successfully compete. The Bank competes with commercial banks, savings banks, insurance companies, and brokerage and investment banking firms. Many of our competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. In addition, competitors may offer deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than the Bank has been willing to offer. Furthermore, the high cost of living on the twin forks of eastern Long Island creates staff recruitment and retention challenges.

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

We May Be Adversely Affected By Current Economic and Market Conditions

The national and global economic downturn that began in 2007 has resulted in unprecedented levels of financial market volatility which depressed the market value of financial institutions, limited access to capital or had a material adverse effect on the financial condition or results of operations of banking companies. Since 2008 significant declines in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks has led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. While financial markets appear to be stabilizing and there are a few positive signs of economic recovery including increased local real estate activity, economic uncertainty remains. Unemployment rates are high and consumer confidence is low. While the timing of an economic recovery remains unknown this may have an adverse affect on the Company. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

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

Page -9-

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

Increases in FDIC Insurance Premiums May Cause Our Earnings to Decrease

On February 27, 2009, the FDIC issued a final rule, effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. In May 2009, the FDIC issued a final rule to impose an emergency special assessment of 5 basis points on all banks based on their total assets less tier one capital as of June 30, 2009.  The special assessment was payable on September 30, 2009. During the second quarter of 2009, the Company recorded an expense of $0.4 million related to the FDIC special assessment. In November 2009, the FDIC issued a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011. The Company’s prepayment of FDIC assessments on December 31, 2009 was $3.8 million which will be amortized to expense over three years. This, along with the full utilization or our assessment credit in early 2008 and the increase in FDIC insurance rates, caused the premiums assessed by the FDIC to increase. These actions significantly increased the Bank’s expense in 2009.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed by the President. Section 331(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires the FDIC to change the definition of the assessment base from which assessment fees are determined. The new definition for the assessment base is the average consolidated total assets of the insured depository institution less the average tangible equity of the insured depository institution. A reduction in the assessment rate is anticipated since the assessment base will increase for most institutions. The new methodology becomes effective on April 1, 2011 and the Company anticipates a reduction of approximately $0.3 million in its FDIC assessment fees for 2011. While the Bank anticipates lower fees than 2010, the expense has increased compared to 2008 and will continue to affect earnings in future years as long as the increased premiums are in place.

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

Page -10-

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

All of the Bank’s properties are located in Suffolk County, New York. The Bank’s Main Office in Bridgehampton is owned. The Bank also owns buildings that house its Montauk Branch located at 1 The Plaza, Montauk; its Southold Branch located at 54790 Main Road, Southold; its Westhampton Beach Office at 194 Mill Road, Westhampton Beach; its Southampton Village Branch located at 150 Hampton Road, Southampton; and its East Hampton Village Branch located at 8 Gingerbread Lane, East Hampton. The Bank currently leases out a portion of the Montauk building and the Westhampton Beach building. The Bank leases twelve additional properties in Suffolk County on Long Island as branch locations at 15 Frowein Road, Center Moriches; 32845 Main Road, Cutchogue; 410 Commack Road, Deer Park; 55 Main Street, East Hampton; 218 Front Street, Greenport; 48 East Montauk Highway, Hampton Bays; Mattituck Plaza, Main Road, Mattituck; 41 East Main Street, Patchogue; 2 Bay Street, Sag Harbor; 425 County Road 39A, Southampton; 6324 Route 25A, Wading River and 630 Montauk Highway, Shirley. Additionally, the Bank utilizes space for a branch in the retirement community, Peconic Landing at 1500 Brecknock Road, Greenport. The Bank currently subleases a portion of the leased property located in Patchogue. The Bank has contractual rights to purchase real estate in the Town of Southold which will also be considered as a site for a future branch facility.

Item 3. Legal Proceedings

The Registrant and its subsidiary are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management at the present time, the resolution of any pending or threatened litigation will not have a material adverse effect on its consolidated financial statements.

Item 4. Removed and Reserved

Page -11-

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK INFORMATION

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol, “BDGE”.  The following table details the quarterly high and low sale prices of the Company’s common stock and the dividends declared for such periods.

At December 31, 2010 the Company had approximately 652 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

COMMON STOCK INFORMATION

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2010
First	$26.05	$21.30	$0.23
Second	$27.11	$20.33	$0.23
Third	$26.50	$21.57	$0.23
Fourth	$26.19	$23.25	$0.23

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2009
First	$20.97	$17.50	$0.23
Second	$27.48	$19.25	$0.23
Third	$29.25	$24.33	$0.23
Fourth	$25.59	$20.05	$0.23

Stockholders received cash dividends totaling $5.8 million in 2010 and $5.7 million in 2009. The ratio of dividends per share to net income per share was 63.42% in 2010 compared to 65.43% in 2009. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the twelve months ended December 31, 2010, was $1.4 million. Since the inception of the DRP Plan in April 2009 through December 31, 2010, the Company has issued 70,436 shares of common stock and raised $1.7 million in capital.

Page -12-

PERFORMANCE GRAPH

Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size $500 million to $1 billion, as reported by SNL Financial L.C. from December 31, 2005 through December 31, 2010. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

Total Return Performance

	Period Ended
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Bridge Bancorp, Inc.	100.00	100.79	105.97	84.47	114.14	121.48
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $500M-$1B	100.00	113.73	91.14	58.40	55.62	60.72

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors approved a stock repurchase program on March 27, 2006 which approved the repurchase of 309,000 shares. No shares have been purchased during the year ended December 31, 2010. The total number of shares purchased as part of the publicly announced plan totaled 141,959 as of December 31, 2010. The maximum number of shares that may be purchased under the plan totals 167,041 as of December 31, 2010. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended December 31, 2010.

Page -13-

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

December 31,	2010	2009	2008	2007	2006
Selected Financial Data:

Securities available for sale	$323,539	$306,112	$310,695	$187,384	$202,590
Securities, restricted	1,284	1,205	3,800	2,387	878
Securities held to maturity	147,965	77,424	43,444	5,836	9,444
Total loans	504,060	448,038	429,683	375,236	325,997
Total assets	1,028,456	897,257	839,059	607,424	573,644
Total deposits	916,993	793,538	659,085	508,909	504,412
Total stockholders’ equity	65,720	61,855	56,139	51,109	45,539

Years Ended December 31,
Selected Operating Data:

Total interest income	$44,899	$43,368	$39,620	$35,864	$32,030
Total interest expense	7,740	7,815	9,489	10,437	8,337
Net interest income	37,159	35,553	30,131	25,427	23,693
Provision for loan losses	3,500	4,150	2,000	600	85

Net interest income after provision for loan losses	33,659	31,403	28,131	24,827	23,608
Total non interest income	7,433	6,174	6,064	5,678	4,413
Total non interest expense	27,879	24,765	21,157	18,168	16,002

Income before income taxes	13,213	12,812	13,038	12,337	12,019
Income tax expense	4,047	4,049	4,288	4,043	3,851
Net income	$9,166	$8,763	$8,750	$8,294	$8,168

December 31,
Selected Financial Ratios and Other Data:

Return on average equity	15.29%	15.58%	16.29%	17.47%	17.68%
Return on average assets	0.95%	1.06%	1.24%	1.38%	1.49%
Average equity to average assets	6.18%	6.80%	7.62%	7.91%	8.41%
Dividend payout ratio	63.42%	65.43%	64.74%	67.67%	68.98%
Diluted earnings per share	$1.45	$1.41	$1.42	$1.36	$1.33
Basic earnings per share	$1.45	$1.41	$1.42	$1.36	$1.33
Cash dividends declared per common share	$0.92	$0.92	$0.92	$0.92	$0.92

Page -14-

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: continuing stress in the regional and national economies which could affect the value of real estate collateral and the ability for borrowers to repay their loans; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government, including monetary policies that may result in inflation and increases in interest rates; changes in tax policies, rates and regulations of federal, state and local tax authorities; increases in interest rates, which could reduce net interest and net income and the market value of securities; deposit flows; the cost of funds; decreased demand for loan products and other financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, and in other reports filed by the Company with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

OVERVIEW

Who We Are and How We Generate Income

Bridge Bancorp, Inc., a New York corporation, is a single bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. The Company is dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title abstract subsidiary, and net gains on sales of securities and loans. The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation.

Year and Quarterly Highlights

•                                        Returns on average equity and average assets of 15.29% and 0.95%, respectively for 2010;

•                                        Net income of $2.4 million or $0.38 per diluted share for the fourth quarter 2010 and $9.2 million or $1.45 per diluted share for 2010 higher than $1.41 recorded for 2009;

•                                        Net interest income increased $1.6 million for the year with a net interest margin of 4.22% for 2010, and 4.69% for 2009;

•                                        Total assets of $1.03 billion at December 31, 2010, an increase of 15% over the same date last year;

•                                        Total loans of $504.1 million at December 31, 2010, an increase of 13% from December 31, 2009;

•                                        Total investments of $472.8 million at December 31, 2010, an increase of 23% over December 31, 2009;

Page -15-

•                                        Total deposits of $917.0 million at December 31, 2010, an increase of $123.5 million or 16% over the same date last year;

•                                        The Company’s capital levels remain strong with a Tier 1 Capital to quarterly average assets ratio of 7.9%. The Company is positioned well for future growth. Stockholders’ equity totaled $65.7 million at December 31, 2010 as compared $61.9 million at December 31, 2009;

•             Opened the Bank’s 19th branch, in Deer Park, New York;

•             Expanded the Dividend Reinvestment Plan and declared cash dividends totaling $0.92 for 2010.

Significant Event

On February 8, 2011, the Company announced a definitive merger agreement under which the Bank will acquire Hamptons State Bank. The transaction augments the Bank’s franchise in eastern Long Island and the combined entity will serve customers through a network of 20 branches and have total assets of approximately $1.1 billion and deposits of $1.0 billion.

Under the terms of the Agreement, each share of Hamptons State Bank will be converted into 0.3434 shares of the Company’s common stock. The Company will issue approximately 274,000 shares, which will represent 4.1% of the total shares of the Company’s common stock to be outstanding. Based upon the Company’s closing stock price on February 7, 2011, the transaction value is approximately $6.3 million and represents 136% of Hamptons State Bank’s tangible book value as of December 31, 2010, and a 4.4% premium on core deposits.

The acquisition, which has been unanimously approved by the boards of directors of the Company and Hamptons State Bank, is subject to the approval of Hamptons State Bank shareholders and the approval of bank regulatory authorities, as well as other customary conditions.  The transaction is expected to close in the third quarter of 2011.

Current Environment

The economic events of the past three years have been unprecedented. During 2008, the failure of several large financial institutions along with the conservatorship of Fannie Mae and Freddie Mac driven by the diminution in housing values and sub-prime mortgage lending has resulted in multiple actions by the United States government. Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”) which provided up to $700 billion and granted new authorities to the United States Treasury Department (“Treasury”), the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) for initiatives to restore stability and liquidity to U.S. markets. Many European nations have also taken actions to inject liquidity and capital into critical financial institutions in order to stabilize world markets.

The Treasury, FRB and FDIC jointly announced a sweeping plan to invest in banks and thrifts to help restore confidence in the U.S. banking system. Some of the actions taken by these governmental agencies included: (i) temporarily increasing FDIC insurance coverage to $250,000 from $100,000 ; (ii) reducing the targeted federal funds rate to between 0 and 0.25% from 2.00% and the discount rate to 0.25% from 2.25%, respectively; (iii) temporarily guaranteeing Money Market mutual funds (iv) introducing a capital purchase program whereby the Treasury can purchase up to $250 billion in senior preferred shares from healthy qualifying financial institutions; and (v) introducing a Temporary Liquidity Guarantee Program (“TLGP”) whereby the FDIC guaranteed newly issued senior unsecured debt on or before June 30, 2009 and provided unlimited FDIC insurance coverage for non-interest bearing transaction accounts for thirty days without charge followed by an annualized 10 basis point assessment for the insurance coverage above $250,000 on such accounts effective until December 31, 2009. In November 2008, the Bank opted to participate in the TLGP.  In 2009, the FDIC’s guarantee of unsecured debt was extended to October 31, 2009 and the FDIC insurance coverage for non-interest bearing transaction accounts to $250,000 was extended to June 30, 2010.

Another provision resulting from the EESA was the Treasury’s Capital Purchase Program (“CPP”), which provided direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program was voluntary and required an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. In November 2008, the Company filed an application to participate in this program. In order to be eligible to participate in this program, the Company requested shareholder approval to amend its certificate of incorporation and authorize the issuance of preferred stock. On December 12, 2008, the shareholders approved the proposal and on January 7, 2009 the Company’s application to participate in this program was approved by the Treasury Department. On January 27, 2009, management and the Board, after careful deliberation and thoughtful review of the relevant issues, determined it was not in the shareholders’ best interest to participate, and declined the Treasury investment.

Page -16-

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed by the President. The Act permanently raised the current standard maximum deposit insurance amount to $250,000. Section 331(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires the FDIC to change the definition of the assessment base from which assessment fees are determined. The new definition for the assessment base is the average consolidated total assets of the insured depository institution less the average tangible equity of the insured depository institution. A reduction in the assessment rate is anticipated since the assessment base will increase for many institutions. The new methodology becomes effective on April 1, 2011 and the Company anticipates a reduction in its FDIC assessment fees of approximately $0.3 million in 2011. The new financial reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase the cost of operations. Refer to Item 1A. Risk Factors for more detailed information related to this new regulation.

Opportunities and Challenges

Since the second half of 2007 and continuing through 2010, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. As a result the yield on loans and investment securities has declined. The squeeze between declining asset yields and more slowly declining liability pricing has impacted margins.  Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks. At their meetings in April, June, September, October, November and December 2010, and in January 2011 the Federal Reserve decided to maintain the federal funds target rate between 0 and 25 basis points due to the continued high level of unemployment and tight credit markets.

Growth and service strategies have the potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2007, the Bank has opened eight new branches. In 2007, the Bank opened three new branches located in the Village of Southampton, Cutchogue, and Wading River. In April 2009, the Bank opened a new branch in Shirley, New York, and in December 2009, the Bank opened a new full service branch facility in the Village of East Hampton. During 2010, the Bank has opened three new branches; Center Moriches in May, Patchogue in September and Deer Park in October. The recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. Controlling funding costs yet protecting the deposit base along with focusing on profitable growth, presents a unique set of challenges in this operating environment.

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

The Company reached several significant milestones during 2010: celebrating its 100th anniversary, eclipsing $1.0 billion in assets and $500 million in loans, and opening three new branches. More importantly, the Company continues to deliver on its community banking mission, serving new and existing customers, building relationships and supporting the local market. At the same time, the financial results and related returns continue to be near the top of the industry in performance.

The ability to produce results while simultaneously expanding the franchise and enhancing the already rigorous risk management culture, reflects the underlying strength and agility of the core franchise. While it appears that the economy is improving, management remains cautious about sustaining this positive momentum, and hopes for continued progress on the employment front.

Page -17-

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

Corporate objectives for 2011 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; successfully integrating the customers and operations of Hamptons State Bank; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting these objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. This strategy has not changed over the 100 years of our existence and will continue to be true. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

CRITICAL ACCOUNTING POLICIES

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2010 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

Page -18-

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, home equity loans, residential real estate mortgages, commercial, financial and agricultural loans, real estate construction and land loans and consumer loans. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2010, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding our allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

NET INCOME

Net income for 2010 totaled $9.2 million or $1.45 per diluted share while net income for 2009 totaled $8.8 million or $1.41 per diluted share, as compared to net income of $8.8 million, or $1.42 per diluted share for the year ended December 31, 2008. Net income increased $0.4 million or 4.6% compared to 2009 and net income for 2009 increased $0.01 million or 0.15% as compared to 2008. Significant trends for 2010 include: (i) a $1.6 million or 4.5% increase in net interest income; (ii) a $0.7 million decrease in the provision for loan losses; (iii) a $1.3 million or 20.4% increase in total non interest income; and (iv) a $3.1 million or 12.6% increase in total non interest expenses.

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

Page -19-

Years Ended December 31,	2010			2009			2008
(In thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest earning assets:
Loans, net (including loan fee income)	$461,289	$30,223	6.55%	$435,694	$29,167	6.69%	$397,560	$28,040	7.05%
Mortgage-backed securities	242,997	9,585	3.94	227,471	11,074	4.87	170,592	8,404	4.93
Tax exempt securities (1)	104,824	4,153	3.96	76,746	3,381	4.41	58,065	2,930	5.05
Taxable securities	82,678	2,328	2.82	27,298	880	3.22	27,298	1,081	3.96
Federal funds sold	1,750	5	0.29	11,466	33	0.29	8,575	183	2.13
Deposits with banks	20,804	54	0.26	5,171	13	0.25	1,235	5	0.40
Total interest earning assets	914,342	46,348	5.07	783,846	44,548	5.68	663,325	40,643	6.13
Non interest earning assets:
Cash and due from banks	15,857			13,574			15,408
Other assets	39,707			29,397			26,206
Total assets	$969,906			$826,817			$704,939

Interest bearing liabilities:
Savings, NOW and money market deposits	$480,642	$3,594	0.75%	$376,429	$3,698	0.98%	$315,481	$5,681	1.80%
Certificates of deposit of $100,000 or more	100,775	1,489	1.48	94,691	2,154	2.27	66,578	2,125	3.19
Other time deposits	45,630	762	1.67	55,436	1,371	2.47	37,413	1,148	3.07
Federal funds purchased and repurchase agreements	22,128	530	2.40	29,607	401	1.35	24,595	478	1.94
Federal Home Loan Bank term advances	19	—	0.00	82	1	1.22	4,552	57	1.25
Junior subordinated debentures	16,002	1,365	8.53	2,263	190	8.40	—	—	—
Total interest bearing liabilities	665,196	7,740	1.16	558,508	7,815	1.40	448,619	9,489	2.12
Non interest bearing liabilities:
Demand deposits	238,740			205,984			197,179
Other liabilities	6,028			6,086			5,428
Total liabilities	909,964			770,578			651,226
Stockholders’ equity	59,942			56,239			53,713
Total liabilities and stockholders’ equity	$969,906			$826,817			$704,939

Net interest income/interest rate spread (2)		38,608	3.91%		36,733	4.28%		31,154	4.01%

Net interest earning assets/net interest margin (3)	$249,146		4.22%	$225,338		4.69%	$214,706		4.70%

Ratio of interest earning assets to interest bearing liabilities			137.45%			140.35%			147.86%

Less: Tax equivalent adjustment		(1,449)			(1,180)			(1,023)

Net interest income		$37,159			$35,553			$30,131

(1)           The above table is presented on a tax equivalent basis.

(2)           Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)           Net interest margin represents net interest income divided by average interest earning assets.

Page -20-

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

Years Ended December 31,	2010 Over 2009 Changes Due To			2009 Over 2008 Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans (including loan fee income)	$1,678	$(622)	$1,056	$2,603	$(1,476)	$1,127
Mortgage-backed securities	722	(2,211)	(1,489)	2,773	(103)	2,670
Tax exempt securities (1)	1,144	(372)	772	857	(406)	451
Taxable securities	1,570	(122)	1,448	—	(201)	(201)
Federal funds sold	(28)	—	(28)	46	(196)	(150)
Deposits with banks	40	1	41	10	(2)	8
Total interest earning assets	5,126	(3,326)	1,800	6,289	(2,384)	3,905

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	881	(985)	(104)	950	(2,933)	(1,983)
Certificates of deposit of $100,000 or more	115	(780)	(665)	745	(716)	29
Other time deposits	(215)	(394)	(609)	478	(255)	223
Federal funds purchased and repurchase agreements	(121)	250	129	86	(163)	(77)
Federal Home Loan Bank Advances	(1)	—	(1)	(55)	(1)	(56)
Junior subordinated debentures	1,172	3	1,175	190	—	190
Total interest bearing liabilities	1,831	(1,906)	(75)	2,394	(4,068)	(1,674)
Net interest income	$3,295	$(1,420)	$1,875	$3,895	$1,684	$5,579

(1) The above table is presented on a tax equivalent basis.

The net interest margin declined to 4.22% in 2010 compared to 4.69% for the year ended December 31, 2009 and 4.70% in 2008. The decrease in 2010 compared to 2009 was primarily the result of the decrease in the yield on average total interest earning assets which was partly offset by the decrease in the cost of the average total interest bearing liabilities.  The yield on average total interest earning assets decreased approximately 61 basis points during 2010 compared to the prior year and the cost of interest bearing liabilities decreased approximately 24 basis points. The net interest margin during 2010 was also impacted by a full year of interest expense related to the issuance of $16.0 million in junior subordinated debentures during the fourth quarter of 2009.

Net interest income was $37.2 million in 2010 compared to $35.6 million in 2009 and $30.1 million in 2008. The increase in net interest income of $1.6 million or 4.5% as compared to 2009, and the increase in net interest income of $5.5 million or 18.0% in 2009 as compared to 2008, primarily resulted from the effect of the increase in the volume of average total interest earning assets and the decrease in the cost of average total interest bearing liabilities being greater than the effect of the increase in volume of average total interest bearing liabilities and the decrease in yield on average total interest earning assets.

Average total interest earning assets grew by $130.5 million or 16.6% to $914.3 million in 2010 compared to $783.8 million in 2009. During this period, the yield on average total interest earning assets decreased to 5.07% from 5.68%. Average total interest earning assets grew by $120.5 million or 18.2% in 2009 from $663.3 million in 2008. During this period, the yield on average total interest earning assets decreased to 5.68% from 6.13%.

For the year ended December 31, 2010, average loans grew by $25.6 million or 5.9% to $461.3 million as compared to $435.7 million in 2009 and increased $38.1 million or 9.6% in 2009 as compared to $397.6 million in 2008. Real estate mortgage loans and

Page -21-

commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the year ended December 31, 2010, average total investments increased by $99.0 million or 29.9% to $430.5 million as compared to $331.5 million in 2009 and increased $75.6 million or 29.5% in 2009 as compared to $256.0 million in 2008. To position the balance sheet for the future and better manage liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2010 resulting in a net gain of $1.3 million compared to a net gain of $0.5 million 2009. There were no sales of securities in 2008. Average federal funds sold decreased $9.7 million or 84.7% to $1.8 million in 2010 from $11.5 million in 2009 and increased $2.9 million or 33.7% in 2009 as compared to $8.6 million in 2008. The decrease in the average federal funds sold in 2010 was offset by the growth in average interest earning cash of $15.6 million from $5.2 million in 2009 to $20.8 million in 2010.

Average total interest bearing liabilities were $665.2 million in 2010 compared to $558.5 million in 2009 and $448.6 million in 2008. The Bank grew deposits during 2010 as a result of a three new branches opening during the year, the maturing of two branches opened during 2009 and the building of new relationships in existing markets. During the fourth quarter of 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The junior subordinated debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Since the fourth quarter of 2009, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates, which was partly offset by increased borrowing costs, resulted in a decrease in the cost of interest bearing liabilities to 1.16% for 2010 as compared to a cost of 1.40% during 2009 and 2.12% in 2008. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the year ended December 31, 2010, average total deposits increased by $133.3 million or 18.2% to $865.8 million as compared to average total deposits of $732.5 million for the year ended December 31, 2009. Components of this increase include an increase in average demand deposits for 2010 of $32.7 million or 15.9% to $238.7 million as compared to $206.0 million in average demand deposits for 2009. The average balances in savings, NOW and money market accounts increased $104.2 million or 27.7% to $480.6 million for the year ended December 31, 2010 compared to the same period last year. Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $3.7 million or 2.5% to $146.4 million for 2010 as compared to 2009. Average public fund deposits comprised 18.8% of total average deposits during 2010 and 17.3% of total average deposits during 2009. Average federal funds purchased and repurchase agreements together with average other borrowed money and average Federal Home Loan Bank term advances decreased $7.5 million or 25.4% for the year ended December 31, 2010 as compared to average balances for the same period in the prior year.

Total interest income increased to $44.9 million in 2010 from $43.4 million in 2009 and $39.6 million in 2008, an increase of 3.5% between 2010 and 2009 and a 9.5% increase between 2009 and 2008. The ratio of interest earning assets to interest bearing liabilities decreased to 137.5% in 2010 as compared to 140.4% in 2009 and 147.9% in 2008. Interest income on loans increased $1.1 million in 2010 over 2009 and in 2009 over 2008 primarily due to growth in the loan portfolio. The yield on average loans was 6.6% for 2010, 6.7% for 2009 and 7.1% for 2008.

Interest income on investments in residential mortgage-backed, taxable and tax exempt securities increased $0.5 million or 3.3% in 2010 to $14.6 million from $14.2 million in 2009 and increased $2.8 million or 24.3% in 2009 from $11.4 million in 2008. Interest income on securities included net amortization of premiums on securities of $1.5 million in 2010 compared to net amortization of premiums on securities of $0.3 million in 2009 and net accretion of discounts of $0.1 million in 2008 as the rate environment changed and prepayments substantially increased on the mortgage-backed security portfolio. The tax adjusted average yield on total securities decreased to 3.7% in 2010 from 4.6% in 2009 and 4.9% in 2008.

Total interest expense decreased $0.1 million or 0.96% to $7.7 million in 2010 and decreased $1.7 million or 17.6% to $7.8 million in 2009 from $9.5 million in 2008. The decrease in interest expense in 2010 and 2009 resulted from the Federal Reserve lowering the targeted federal funds rate and discount rate in previous years and the prudent management of deposit pricing. These reductions were partly offset by the interest paid of $1.4 million in 2010 and $0.2 million in 2009, related to the $16.0 million of junior subordinated debentures. The cost of average interest bearing liabilities was 1.2% in 2010, 1.4% in 2009, and 2.1% in 2008.

Provision for Loan Losses

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area of Suffolk County which is located on the eastern portion of Long Island. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer, and the related credit risks of the transaction. These factors

Page -22-

are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

Loans of approximately $43.9 million or 8.7% of total loans at December 31, 2010 were classified as potential problem loans compared to $31.7 million or 7.1% at December 31, 2009 and $9.8 million or 2.3% at December 31, 2008. Potential problem loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are classified as potential problem loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. The increase in the 2010 level of potential problem loans reflects the current economic environment as well as management’s decision during 2009 to enhance the asset and credit quality review process of the loan portfolio. This process includes the early identification of potential problem loans, a more stringent assessment of potential credit weaknesses and expanding the scope and depth of individual credit reviews.

At December 31, 2010, approximately $27.8 million of these loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $27.8 million of CRE loans, $26.8 million were current and $1.0 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees.  At December 31, 2010, approximately $4.6 million of classified loans were residential real estate loans with $3.2 million current and $1.4 million past due. Commercial, financial, and agricultural loans represented $7.4 million of classified loans and $7.3 million was current and $0.1 million was past due. Approximately $3.9 million of classified loans represented real estate construction and land loans which were current and well secured with collateral. The remaining $0.2 million in classified loans are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.

CRE loans represented $245.3 million or 48.7% of the total loan portfolio at December 31, 2010 compared to $204.2 million or 45.6% at December 31, 2009 and $191.0 million or 44.5% at December 31, 2008. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and appears to have stabilized in 2010. The estimated decline in residential and commercial real estate values range from 15-20% from the 2007 levels, depending on the nature and location of the real estate.

As of December 31, 2010 and December 31, 2009, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.9 million and $9.1 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired and TDR loans, the Bank evaluates the fair value of the loan in accordance with FASB ASC 310-10-35-22.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. For unsecured loans, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans increased $0.8 million to $6.7 million or 1.34% of total loans at December 31, 2010 from $5.9 million or 1.32% of total loans at December 31, 2009. Approximately $4.7 million of the nonaccrual loans at December 31, 2010 represent troubled debt restructured loans where the borrowers are complying with the modified terms of the loans and are currently making payments. In 2009, nonaccrual loans increased $2.8 million to $5.9 million from $3.1 million in 2008. The increase in nonaccrual loans at December 31, 2009 was due to the same troubled debt restructured loans outstanding at December 31, 2010. The balances totaled $4.9 million as of December 31, 2009 and the borrowers were complying with the modified terms of the loans and were currently making payments.

In addition, the Company has one borrower with TDR loans of $3.2 million at December 31, 2010 and 2009 that are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loan was determined to be impaired during the third quarter of 2008 and since that determination $0.3 million of interest income has been recognized.

The Bank had no foreclosed real estate at December 31, 2010, 2009 and 2008, respectively.

Page -23-

Net charge-offs were $1.0 million for the year ended December 31, 2010 compared to $2.1 for the year ended December 31, 2009 and $1.0 million for the year ended December 31, 2008. The ratio of allowance for loan losses to nonaccrual loans was 126%, 103% and 129%, at December 31, 2010, 2009, and 2008, respectively.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs or recoveries, a provision for loan losses of $3.5 million was recorded in 2010 as compared to $4.2 million in 2009 and $2.0 million in 2008. The allowance for loan losses increased to $8.5 million at December 31, 2010 as compared to $6.0 million at December 31, 2009 and $4.0 million at December 31, 2008. As a percentage of total loans, the allowance was 1.69%, 1.35% and 0.92% at December 31, 2010, 2009 and 2008, respectively. Management continues to carefully monitor the loan portfolio as well as real estate trends in Suffolk County and eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub-prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

The following table sets forth changes in the allowance for loan losses:

December 31,	2010		2009		2008		2007		2006
(Dollars in thousands)

Allowance for loan losses balance at beginning of period	$6,045		$3,953		$2,954		$2,512		$2,383

Charge-offs:
Commercial real estate mortgage loans	73		47		—		—		—
Residential real estate mortgage loans	20		653		480		—		—
Commercial, financial and agricultural loans	879		1,098		534		203		33
Installment/consumer loans	148		55		56		23		50
Real estate construction and land loans	—		240		—		—		—
Total	1,120		2,093		1,070		226		83

Recoveries:
Commercial real estate mortgage loans	—		—		—		—		—
Residential real estate mortgage loans	4		6		—		1		6
Commercial, financial and agricultural loans	56		28		53		13		59
Installment/consumer loans	12		1		16		54		62
Real estate construction and land loans	—		—		—		—		—
Total	72		35		69		68		127

Net (charge-offs) recoveries	(1,048)		(2,058)		(1,001)		(158)		44
Provision for loan losses charged to operations	3,500		4,150		2,000		600		85
Balance at end of period	$8,497		$6,045		$3,953		$2,954		$2,512
Ratio of net (charge-offs) recoveries during period to average loans outstanding	(0.23%	)	(0.47%	)	(0.25%	)	(0.05%	)	0.01%

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan type:

Years Ended December 31,	2010		2009		2008		2007		2006
(Dollars in thousands)		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$3,443	48.7%	$2,565	45.6%	$1,778	44.5%	$1,344	45.5%	$1,204	48.0%
Residential real estate mortgage loans	1,642	28.0	1,781	27.5	1,152	29.3	864	29.2	800	31.9
Commercial, financial and agricultural loans	2,804	19.4	1,083	20.9	696	17.7	458	15.5	325	12.9
Installment/consumer loans	423	1.9	270	1.7	61	1.7	58	2.0	59	2.3
Real estate construction loans	185	2.0	346	4.3	266	6.8	230	7.8	124	4.9
Total	$8,497	100.0%	$6,045	100.0%	$3,953	100.0%	$2,954	100.0%	$2,512	100.0%

Non Interest Income

Total non interest income increased by $1.2 million or 20.4% in 2010 to $7.4 million and increased $0.1 million or 1.8% to $6.2 million in 2009 as compared to $6.1 million in 2008. The increase in total non interest income in 2010 compared to 2009 was due to an increase of $0.5 million in fees for other customer services, an increase of $0.2 million in revenues from the title insurance abstract

Page -24-

subsidiary, Bridge Abstract, an increase of $0.8 million in net securities gains, an increase of $0.04 million in other operating income, partially offset by a $0.2 million decrease in service charges on deposit accounts. The increase in total non interest income in 2009 compared to 2008 was due to $0.5 million in net securities gains partially offset by a $0.2 million decrease in revenues from the title insurance abstract subsidiary, Bridge Abstract, a $0.07 million decrease in service charges on deposit accounts, a decrease of $0.08 million in fees for other customer services and a decline of $0.05 million in other operating income. Excluding net securities gains and losses, total non interest income increased $0.5 million or 8.6% in 2010 and decreased $0.4 million or 6.9% in 2009.

Net securities gains of $1.3 million were recognized in 2010 compared to net securities gains of $0.5 million recognized in 2009. There were no securities gains or losses recognized in 2008. The sales of securities were due to repositioning of the available for sale investment portfolio. Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $1.1 million in 2010, $0.9 million in 2009, and $1.1 million in 2008, respectively. The increase of $0.2 million or 22.2% in 2010 compared to 2009 and the decrease of $0.2 million or 19.4% in 2009 compared to 2008, were directly dependent on the number and average value of transactions processed by the subsidiary.

Fees from other customer services increased $0.5 million or 28.9% to $2.2 million in 2010 as compared to $1.7 million in 2009. The increase in 2010 was due primarily to higher electronic banking and investment services income and fees for paid-off loans. Fees from other customer services decreased $0.08 million or 4.6% to $1.7 million in 2009 as compared to $1.8 million in 2008. The decrease was due primarily to lower sales volume in our merchant and debit card cash management services. Service charges on deposit accounts for the year ended December 31, 2010 totaled $2.8 million, a decrease of $0.2 million as compared to 2009. This decrease predominately represents lower overdraft fees. For the year ended December 31, 2009, service charges were $3.0 million, a decrease $0.07 million as compared to 2008.

Other operating income for the year ended December 31, 2010 totaled $0.1 million, an increase of $0.04 million or 61.2% from $0.07 million for the year ended December 31, 2009 and is related to increased rental income. Other operating income decreased $0.05 million or 43.2% in 2009 from the prior year.

Non Interest Expense

Non interest expenses increased $3.1 million or 12.6% in 2010 to $27.9 million from $24.8 million in 2009, and increased $3.6 million or 17.1% in 2009 from $21.2 million in 2008. The primary components of these changes were higher salaries and employee benefits, net occupancy expense, furniture and fixture expense, data/item processing, advertising and other operating expenses partly offset by lower FDIC assessments. Salaries and benefits increased $1.9 million or 13.5% in 2010 as compared to 2009 and increased $1.4 million or 10.8% in 2009 as compared to 2008. The increases in salary and benefits reflect filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, and the related employee benefit costs, particularly related to pension expense.

Net occupancy expense increased $0.5 million or 21.4% to $2.8 million in 2010 from $2.3 million in 2009 and increased $0.4 million or 25.0% in 2009 from $1.9 million in 2008. Higher net occupancy expenses in 2010 and 2009 were due to increases in maintenance and supplies, and rent expense related to the new branch offices as well as annual rent increases in other branch locations. Furniture and fixture expense increased $0.1 million or 13.0% to $1.1 million in 2010 from $1.0 million in 2009 and increased $0.2 million or 18.5% in 2009 from $0.9 million in 2008. The increase in furniture and fixture expense relates primarily to the opening of new branches. Data/item processing expense increased $0.1 million or 14.2% to $0.6 million in 2010 from $0.5 million in 2009 and increased $0.01 million or 1.0% in 2009 from $0.5 million in 2008. The increase in data/item processing expense represents investment in the network infrastructure. Advertising expense increased $0.1 million or 19.5% to $0.5 million in 2010 from $0.4 million in 2009 and increased $0.02 million or 3.9% in 2009 from $0.4 million in 2008. The increase in advertising relates to opening branches in new markets and the 100th anniversary of the Bank. FDIC assessments decreased $0.3 million or 19.1% to $1.3 million in 2010 from $1.6 million in 2009 and increased $1.3 million or 489.5% in 2009 from $0.3 million in 2008. In 2009, the increase was related to the growth in deposits and higher assessment rates. Additionally during 2009, the Bank incurred a special assessment fee from the FDIC of $0.4 million. Other operating expenses increased $0.8 million or 15.2% to $5.6 million in 2010 from $4.8 million in 2009 and increased $0.3 million or 6.2% in 2009 from $4.5 million in 2008. The increase during 2010 was primarily related to infrastructure costs and marketing expenses for the new branches and the 100th anniversary of the Bank. The increase during 2009 included higher professional fees associated with legal and consulting fees.

Income Tax Expense

Income tax expense for December 31, 2010, and 2009, respectively remained the same at $4.0 million. Income tax expense for 2008 was $4.3 million. The decrease in 2009 was due to a decrease in income before income taxes of $0.2 million to $12.8 million from $13.0 million in 2008 and a lower effective tax rate. The effective tax rate was 30.6%, 31.6% and 32.9% for the years ended December 31, 2010, 2009, and 2008, respectively. The reduction in the effective tax rate was a result of a higher percentage of interest income from tax exempt securities.

Page -25-

FINANCIAL CONDITION

The assets of the Company totaled $1.03 billion at December 31, 2010, an increase of $131.2 million or 14.6% from the previous year-end. This increase was primarily driven by growth in total securities of $88.0 million, net loans of $53.6 million, premises and equipment of $2.4 million, partly offset by a decrease in cash and cash equivalents of $11.2 million and a decrease in other assets of $2.0 million.

This growth in assets was funded principally by growth in deposits fueled by increased sales initiatives and maturation of newer branches. The deposit growth occurred in all markets and included both new commercial and consumer relationships. Core retail and commercial deposits increased $90.2 million or 14.3% over the prior year to $722.1 million at December 31, 2010. Demand deposits increased $27.2 million or 12.8% to $239.3 million at December 31, 2010 compared to $212.1 million at December 31, 2009. Savings, NOW and money market deposits increased $104.0 million or 23.6% to $544.5 million at December 31, 2010 from $440.4 million at December 31, 2009. Certificates of deposit of $100,000 or more increased $4.5 million or 5.3% and other time deposits decreased $12.3 million or 22.3%.

Federal funds purchased and FHLB overnight borrowings at December 31, 2010 were $5.0 million. There were no Federal Funds purchased and FHLB overnight borrowings at December 31, 2009.  In addition, there were no Federal Home Loan Bank term advances as of December 31, 2010 and December 31, 2009.  Repurchase agreements increased $1.4 million at December 31, 2010 to $16.4 million compared to $15.0 million at December 31, 2009.

Other liabilities decreased $2.4 million to $7.9 million at December 31, 2010 from $10.3 million at December 31, 2009 due primarily to a decrease in deferred tax liabilities related to decreases in unrealized gains on securities as of December 31, 2010 compared to December 31, 2009.

Total stockholders’ equity was $65.7 million at December 31, 2010, an increase of $3.9 million or 6.2% from December 31, 2009 primarily due to net income of $9.2 million, proceeds from the issuance of shares of common stock under the Dividend Reinvestment Plan of $1.4 million and stock based compensation expense of $0.9 million which was partially offset by the declaration of dividends totaling $5.8 million and a decrease in the unrealized gains in securities of $1.7 million. In December 2010, the Company declared a quarterly dividend of $0.23 per share. The Company continues its long term trend of uninterrupted dividends.

Loans

During 2010, the Company continued to experience growth trends in commercial and residential real estate lending. The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area in Suffolk County which is located on eastern Long Island. The markets in which the Company operates have experienced substantial growth in construction and land development activity over the past several years, which has been a factor in overall loan growth. The local economic conditions on eastern Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, while the Company has a significant amount of commercial real estate loans, the majority of which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

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

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Approximately 78.7% of the Bank’s loan portfolio at December 31, 2010 is secured by real estate. Approximately 48.7% of the Bank’s loan portfolio is comprised of commercial real estate loans. Residential real estate mortgage loans represent 28.0% of the Bank’s loan portfolio and include home equity lines of credit of approximately 13.3% of the Bank’s loan portfolio and residential mortgages of approximately 14.7% of the Bank’s loan portfolio. Real estate construction and land loans comprise approximately 2.0% of the Bank’s loan portfolio. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in the Bank’s geographic

Page -26-

markets with original loan to value ratios generally of 75% or less. The Bank’s residential mortgage portfolio includes approximately $2.2 million in interest only mortgages. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. The largest loan concentrations by industry are loans granted to lessors of commercial property both owner occupied and nonowner occupied. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on eastern Long Island that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio is comprised of commercial and consumer loans, which represent approximately 21.3% of the Bank’s loan portfolio. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral. Consumer loans also have risks associated with concentrations of loans in a single type of loan.

The Bank’s policy for charging off loans is a multi-step process. A loan is considered a potential charge-off when it is in default of either principal or interest for a period of 90, 120 or 180 days, depending upon the loan type, as of the end of the prior month. In addition to date criteria, other triggering events may include, but are not limited to, notice of bankruptcy by the borrower or guarantor, death of the borrower, and deficiency balance from the sale of collateral. These loans identified are presented for evaluation at the regular meeting of the Credit Risk Committee. A loan is charged off when a loss is reasonably assured. The recovery of charged-off balances is actively pursued until the potential for recovery has been exhausted, or until the expense of collection does not justify the recovery efforts.

Total loans grew $55.9 million or 12.5%, during 2010 and $18.4 million or 4.3% during 2009. Average net loans grew $25.6 million or 5.9% during 2010 over 2009 and $38.1 million or 9.6% during 2009 when compared to 2008. Real estate mortgage loans were the largest contributor of the growth for both 2010 and 2009 and increased $59.1 million or 18.1% and $10.3 million or 3.3%, respectively. Commercial real estate mortgage loans grew $41.1 million or 20.1% during 2010 and residential real estate mortgage loans grew $18.0 million or 14.6% during 2010. Commercial, financial and agricultural loans increased $4.0 million or 4.2% in 2010 from 2009 and increased $17.8 million or 23.4% in 2009 from 2008. Real estate construction loans decreased $9.4 million or 48.7% in 2010 and decreased $9.7 million or 33.5% in 2009. Installment/consumer loans increased $2.3 million or 31.4% in 2010 and decreased $0.2 million or 2.6% during 2009. Fixed rate loans represented 27.7%, 25.2% and 23.3% of total loans at December 31, 2010, 2009, and 2008, respectively.

The following table sets forth the major classifications of loans:

December 31,	2010	2009	2008	2007	2006
(In thousands)
Commercial real estate mortgage loans	$245,265	$204,159	$191,046	$170,709	$156,288
Residential real estate mortgage loans	140,986	123,013	125,813	109,697	103,822
Commercial, financial and agricultural loans	97,663	93,682	75,919	58,184	42,166
Installment/consumer loans	9,659	7,352	7,545	7,382	7,593
Real estate construction loans	9,928	19,347	29,094	29,172	16,068
Total loans	503,501	447,553	429,417	375,144	325,937
Net deferred loan costs and fees	559	485	266	92	60
	504,060	448,038	429,683	375,236	325,997
Allowance for loan losses	(8,497)	(6,045)	(3,953)	(2,954)	(2,512)
Net loans	$495,563	$441,993	$425,730	$372,282	$323,485

Page -27-

Selected Loan Maturity Information

The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2010:

	Within One Year	After One But Within Five Years	After Five Years	Total
(In thousands)
Commercial loans	$22,590	$29,011	$46,062	$97,663
Construction loans (1)	5,876	—	4,052	9,928
Total	$28,466	$29,011	$50,114	$107,591

Rate provisions:

Amounts with fixed interest rates	$13,029	$21,168	$21,795	$55,992
Amounts with variable interest rates	15,437	7,843	28,319	51,599
Total	$28,466	$29,011	$50,114	$107,591

(1)                            Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Past Due, Nonaccrual and Restructured Loans

The following table sets forth selected information about past due, nonaccrual and restructured loans:

December 31,	2010	2009	2008	2007	2006
(In thousands)
Loans 90 days or more past due and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	1,997	1,001	3,068	229	305
Restructured loans - Nonaccrual	4,728	4,890	—	—	118
Restructured loans - Performing	3,219	3,229	3,229	—	—
Other real estate owned, net	—	—	—	—	—
Total	$9,944	$9,120	$6,297	$229	$423

Years Ended December 31,	2010	2009	2008	2007	2006
(In thousands)
Gross interest income that has not been paid or recorded during the year under original terms:
Nonaccrual loans	$123	$52	$127	$12	$9
Restructured loans	255	189	12	—	1

Gross interest income recorded during the year:
Nonaccrual loans	$17	$37	$189	$5	$12
Restructured loans	105	288	238	—	9

Commitments for additional funds	—	—	—	—	—

Page -28-

The following table sets forth impaired loans by loan type:

December 31,	2010	2009	2008	2007	2006
(In thousands)
Nonaccrual Loans:
Commercial real estate mortgage loans	$478	$324	$—	$—	$—
Residential real estate mortgage loans	1,401	511	426	223	182
Commercial, financial, and agricultural loans	32	61	96	6	108
Installment/consumer loans	86	105	6	—	15
Real estate construction loans	—	—	2,540	—	—
Total	1,997	1,001	3,068	229	305

Restructured Loans:
Commercial real estate mortgage loans	3,219	3,229	3,229	—	—
Residential real estate mortgage loans	2,042	2,120	—	—	—
Commercial, financial, and agricultural loans	—	—	—	—	118
Installment/consumer loans	—	—	—	—	—
Real estate construction loans	2,686	2,770	—	—	—
Total	7,947	8,119	3,229	—	118

Total Impaired Loans	$9,944	$9,120	$6,297	$229	$423

Restructured loans totaled $7.9 million at December 31, 2010, of which $4.7 million of the restructured loans were nonaccrual as of December 31, 2010.

Securities

Total securities increased to $471.5 million at December 31, 2010 from $383.5 million at December 31, 2009. The available for sale portfolio increased 5.7% to $323.5 million from $306.1 million at December 31, 2009. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. U.S. government sponsored entity (“U.S. GSE”) securities decreased to $41.3 million at December 31, 2010 from $45.9 million at December 31, 2009, while state and municipal obligations increased by $6.3 million, residential mortgage-backed securities decreased by $26.2 million and residential collateralized mortgage obligations increased by $41.9 million. Securities held to maturity increased 91.1% to $148.0 million at December 31, 2010 compared to $77.4 million at December 31, 2009. Residential collateralized mortgage obligations held to maturity increased to $40.3 million at December 31, 2010 from $18.3 at December 31, 2009, while U.S. GSE securities increased by $20.0 million and state and municipal obligations increased by $10.6 million. Fixed rate securities represented 87.9% of total securities at December 31, 2010 compared to 87.4% at December 31, 2009. Residential collateralized mortgage obligations represented approximately 47.6% of the available for sale balance at December 31, 2010 as compared to 36.6% at the prior year-end. A change in market rates was the primary reason for the net decrease in unrealized gains in securities available for sale, which decreased other comprehensive income.

Page -29-

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield at December 31, 2010. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

December 31, 2010 (Dollars in thousands)	Within One Year			After One But Within Five Years			After Five But Within Ten Years			After Ten Years			Total
	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount
Available for sale:

U.S. GSE securities	$805	$800	1.04%	$10,871	$10,674	3.10%	$29,657	$29,989	2.03%	$—	$—	—%	$41,333	$41,463
State and municipal obligations	10,094	9,992	2.74	26,829	26,385	2.83	11,142	10,798	3.63	—	—	—	48,065	47,175
Residential mortgage-backed securities	651	634	5.39	1,698	1,640	4.30	22,739	21,868	3.83	55,083	52,672	4.16	80,171	76,814
Residential collateralized mortgage obligations	—	—	—	—	—	—	9,293	9,136	2.50	144,677	143,066	3.06	153,970	152,202
Total available for sale	11,550	11,426	2.77	39,398	38,699	2.97	72,831	71,791	2.94	199,760	195,738	3.32	323,539	317,654

Held to maturity:

U.S. GSE securities	—	—	—	14,972	14,988	2.44%	9,920	9,985	2.86	—	—	—	24,892	24,973
State and municipal obligations	18,250	18,218	1.14	22,918	22,531	2.26	2,813	2,887	1.60	20,264	21,092	3.54	64,245	64,728
Residential collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	41,165	40,264	3.24	41,165	40,264
Corporate Bonds	—	—	—	6,953	7,000	3.06	10,889	11,000	4.84	—	—	—	17,842	18,000
Total held to maturity	18,250	18,218	1.14	44,843	44,519	2.45	23,622	23,872	3.62	61,429	61,356	3.35	148,144	147,965
Total securities	$29,800	$29,644	1.77%	$84,241	$83,218	2.69%	$96,453	$95,663	3.12%	$261,189	$257,094	3.33%	$471,683	$465,619

Deposits and Borrowings

Borrowings including Fed funds purchased, repurchase agreements and junior subordinated debentures, increased $6.4 million to $37.4 million at December 31, 2010 from the prior year-end. Total deposits increased $123.5 million or 15.6% in 2010 as compared to 2009. The growth in deposits is attributable to an increase in core deposits of $90.2 million, driven by the opening of two new branches in 2009, three new branches opening during 2010, and the building of new relationships in current markets, as well as an increase of $33.3 million in public funds deposits. Demand deposits increased $27.2 million or 12.8% and Savings, NOW and money market deposits increased $104.0 million or 23.6% primarily related to core deposits growth. Certificates of deposit of $100,000 or more increased $4.5 million or 5.3% from December 31, 2009 and other time deposits decreased $12.3 million or 22.3% as compared to the prior year.

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2010:

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
3 Months or less	$12,761	$37,452	$50,213
Over 3 through 6 months	7,060	16,800	23,860
Over 6 through 12 months	11,759	18,550	30,309
Over 12 months through 24 months	9,001	13,418	22,419
Over 24 months through 36 months	1,060	1,127	2,187
Over 36 months through 48 months	190	838	1,028
Over 48 months through 60 months	804	2,389	3,193
Over 60 months	—	—	—
Total	$42,635	$90,574	$133,209

Page -30-

LIQUIDITY

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Company’s principal sources of liquidity included cash and cash equivalents of $3.4 million as of December 31, 2010, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2010, the Bank declared and paid $1.7 million in cash dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. At December 31, 2010, the Bank had $18.7 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

During 2010, 2009 and 2008, the Bank grew its individual, partnership and corporate account balances (“core deposits”) as well as its level of public funds. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2010, the Bank had aggregate lines of credit of $222.5 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $202.5 million is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December 31, 2010, the amount of overnight borrowings under these lines was $5.0 million. The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2010 with brokers and $1.4 million outstanding with customers.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of December 31, 2010 and 2009 the Bank had no brokered certificates of deposits.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short-term and wholesale borrowings, and the amount of public funds in the deposit mix. The Asset and Liability Committee is comprised of members of senior management and the Board. Excess short-term liquidity is invested in overnight federal funds sold or in an interest earning account at the Federal Reserve

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, the Company enters into certain contractual obligations.

The following represents contractual obligations outstanding at December 31, 2010:

	Total Amounts Committed	Less than One Year	One to Three Years	Four to Five Years	Over Five Years
(In thousands)
Operating leases	$6,464	$948	$1,732	$1,360	$2,424
Purchase obligation	250	250	—	—	—
FHLB term advances and repurchase agreements	16,370	1,370	5,000	10,000	—
Junior subordinated debentures	16,002	—	—	—	16,002
Time deposits	133,209	104,382	24,606	4,221	—
Total contractual obligations outstanding	$172,295	$106,950	$31,338	$15,581	$18,426

Page -31-

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2010, the Company had $46.5 million in outstanding loan commitments and $112.8 million in outstanding commitments for various lines of credit including unused overdraft lines. The Company also has $1.7 million of standby letters of credit as of December 31, 2010. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

CAPITAL RESOURCES

Stockholders’ equity increased to $65.7 million at December 31, 2010 from $61.9 million at December 31, 2009 as a result of undistributed net income; plus the issuance of shares of common stock under the Dividend Reinvestment Plan and stock based compensation expense; less the declaration of dividends; the change in net unrealized appreciation in securities available for sale, net of deferred taxes; and the change in pension liability under FASB ASC 715-30, net of deferred taxes. The ratio of average stockholders’ equity to average total assets decreased to 6.18% at year end 2010 from 6.80% at year end 2009.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 14 to the Consolidated Financial Statements). In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the twelve months ended December 31, 2010, was $1.4 million. Since the inception of the DRP Plan in April 2009 through December 31, 2010, the Company has issued 70,436 shares of common stock and raised $1.7 million in capital. In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC. To date, no shares have been sold related to this filing. During 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and the TPS shares are convertible into our common stock, at an effective conversion price of $31 per share.  The TPS mature in 30 years but are callable by the Company at par any time after September 30, 2014. The Company issued $16.0 million of Junior Subordinated Debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability. The Debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Consistent with regulatory requirements, the interest payments may be deferred for up to 5 years, and are cumulative. The Debentures have the same prepayment provisions as the TPS. The Debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required capital levels and which is sufficient to support Company growth. Additionally, the Company has the ability to issue additional common stock and/or preferred stock should the need arise.

The Company had returns on average equity of 15.29%, 15.58%, and 16.29% and returns on average assets of 0.95%, 1.06%, and 1.24%, for the years ended December 31, 2010, 2009, and 2008, respectively. The Company utilizes cash dividends and stock repurchases to manage capital levels. Cash dividends totaled $5.8 million in 2010 and $5.7 million in 2009. The dividend payout ratios for 2010 and 2009 were 63.42% and 65.43%, respectively. The Company continues its trend of uninterrupted dividends. On March 27, 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its then current outstanding shares, 309,000 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully. The Company did not repurchase any shares in 2010, 2009 or 2008.

Page -32-

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

At December 31, 2010, $414.6 million or 87.9% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

Page -33-

The following reflects the Company’s net interest income sensitivity analysis at December 31, 2010:

Change in Interest	2010 Potential Change in Net Interest Income
Rates in Basis Points	$ Change	% Change
(Dollars in thousands)
200	$(2,022)	(5.13)%
100	$(872)	(2.21)%
Static	—	—
(100)	$183	0.46%

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

Page -34-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$21,598	$27,108
Interest earning deposits with banks	1,320	7,039
Total cash and cash equivalents	22,918	34,147

Securities available for sale, at fair value	323,539	306,112
Securities held to maturity (fair value of $148,144 and $78,330, respectively)	147,965	77,424
Total securities	471,504	383,536

Securities, restricted	1,284	1,205

Loans	504,060	448,038
Allowance for loan losses	(8,497)	(6,045)
Loans, net	495,563	441,993

Premises and equipment, net	23,683	21,306
Accrued interest receivable	4,153	3,679
Other assets	9,351	11,391
Total Assets	$1,028,456	$897,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$239,314	$212,137
Savings, NOW and money market deposits	544,470	440,447
Certificates of deposit of $100,000 or more	90,574	86,054
Other time deposits	42,635	54,900
Total deposits	916,993	793,538

Federal funds purchased and Federal Home Loan Bank overnight borrowings	5,000	—
Repurchase agreements	16,370	15,000
Junior subordinated debentures	16,002	16,002
Accrued interest payable	433	531
Other liabilities and accrued expenses	7,938	10,331
Total Liabilities	962,736	835,402

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,456,742 and 6,397,088 shares issued, respectively; 6,364,656 and 6,261,216 shares outstanding, respectively	64	64
Surplus	20,946	19,950
Retained earnings	46,463	43,110
Less: Treasury Stock at cost, 92,086 and 135,872 shares, respectively	(3,520)	(4,791)
	63,953	58,333
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($2,336) and ($3,457), respectively	3,549	5,249
Pension liability, net of deferred income taxes of $1,202 and $1,166, respectively	(1,782)	(1,727)
Total Stockholders’ Equity	65,720	61,855
Total Liabilities and Stockholders’ Equity	$1,028,456	$897,257

See accompanying notes to Consolidated Financial Statements.

Page -35-

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

Years Ended December 31,	2010	2009	2008
Interest income:
Loans (including fee income)	$30,223	$29,167	$28,040
Mortgage-backed securities and collateralized mortgage obligations	9,585	11,074	8,404
State and municipal obligations	2,704	2,201	1,907
U.S. GSE securities	2,097	880	1,081
Corporate bonds	231	—	—
Federal funds sold	5	33	183
Deposits with banks	54	13	5
Total interest income	44,899	43,368	39,620

Interest expense:
Savings, NOW and money market deposits	3,594	3,698	5,681
Certificates of deposit of $100,000 or more	1,489	2,154	2,125
Other time deposits	762	1,371	1,148
Federal funds purchased and repurchase agreements	530	401	478
Federal Home Loan Bank Advances	—	1	57
Junior subordinated debentures	1,365	190	—
Total interest expense	7,740	7,815	9,489

Net interest income	37,159	35,553	30,131
Provision for loan losses	3,500	4,150	2,000
Net interest income after provision for loan losses	33,659	31,403	28,131

Non interest income:
Service charges on deposit accounts	2,756	2,997	3,067
Fees for other customer services	2,163	1,678	1,759
Title fee income	1,103	903	1,120
Net securities gains	1,303	529	—
Other operating income	108	67	118
Total non interest income	7,433	6,174	6,064

Non interest expense:
Salaries and employee benefits	15,978	14,084	12,710
Net occupancy expense	2,837	2,337	1,870
Furniture and fixture expense	1,138	1,007	850
Data/Item processing	555	486	481
Advertising	546	457	440
FDIC assessments	1,274	1,574	267
Other operating expenses	5,551	4,820	4,539
Total non interest expense	27,879	24,765	21,157

Income before income taxes	13,213	12,812	13,038
Income tax expense	4,047	4,049	4,288
Net income	$9,166	$8,763	$8,750
Basic earnings per share	$1.45	$1.41	$1.42
Diluted earnings per share	$1.45	$1.41	$1.42
Comprehensive Income	$7,411	$10,434	$10,369

See accompanying notes to Consolidated Financial Statements.

Page -36-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock	Surplus	Comprehensive Income	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2008	$64	$21,671		$37,031	$(7,889)	$232	$51,109
Net income			$8,750	8,750			8,750
Stock awards granted		(1,848)			1,848		—
Stock awards forfeited		91			(91)		—
Vesting of stock awards		(34)			(40)		(74)
Exercise of stock options, including tax benefit		140			(137)		3
Shared based compensation expense		432					432
Cash dividend declared, $0.92 per share				(5,665)			(5,665)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of reclassification and deferred tax effects			3,204			3,204	3,204
Adjustment to pension liability, net of deferred taxes			(1,585)	(35)		(1,585)	(1,620)
Comprehensive Income			$10,369				—
Balance at December 31, 2008	$64	$20,452		$40,081	$(6,309)	$1,851	$56,139

Net income			$8,763	8,763			8,763
Proceeds from issuance of common stock, net of offering costs		252			3		255
Stock awards granted		(1,664)			1,664		—
Vesting of stock awards		(1)			(52)		(53)
Exercise of stock options, including tax benefit		161			(97)		64
Shared based compensation expense		750					750
Cash dividend declared, $0.92 per share				(5,734)			(5,734)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of reclassification and deferred tax effects			1,832			1,832	1,832
Adjustment to pension liability, net of deferred taxes			(161)			(161)	(161)
Comprehensive Income			$10,434				—
Balance at December 31, 2009	$64	$19,950		$43,110	$(4,791)	$3,522	$61,855

Net income			$9,166	9,166			9,166
Proceeds from issuance of common stock, net of offering costs		1,389			6		1,395
Stock awards granted		(1,274)			1,274		—
Vesting of stock awards		5			(37)		(32)
Exercise of stock options, including tax benefit		(5)			28		23
Shared based compensation expense		881					881
Cash dividend declared, $0.92 per share				(5,813)			(5,813)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of reclassification and deferred tax effects			(1,700)			(1,700)	(1,700)
Adjustment to pension liability, net of deferred taxes			(55)			(55)	(55)
Comprehensive Income			$7,411				—
Balance at December 31, 2010	$64	$20,946		$46,463	$(3,520)	$1,767	$65,720

See accompanying notes to Consolidated Financial Statements.

Page -37-

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended December 31,	2010	2009	2008
Cash flows from operating activities:
Net Income	$9,166	$8,763	$8,750
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,500	4,150	2,000
Depreciation and amortization	1,612	1,453	1,214
Amortization and (accretion), net	1,454	305	(55)
Share based compensation expense	881	750	432
Tax (benefit) expense from the vesting of restricted stock awards	(5)	1	34
Tax benefit from exercise of stock options	(6)	(13)	(19)
SERP expense	205	281	166
Net securities gains	(1,303)	(529)	—
Increase in accrued interest receivable	(474)	(53)	(919)
Deferred income tax expense (benefit)	177	(948)	441
Decrease (increase) in other assets	1,869	(5,928)	(863)
(Decrease) increase in accrued expenses and other liabilities	(1,653)	1,261	(1,468)
Net cash provided by operating activities	15,423	9,493	9,713

Cash flows from investing activities:
Purchases of securities available for sale	(226,213)	(113,975)	(213,851)
Purchases of securities, restricted	(2,055)	(19,514)	(65,496)
Purchases of securities held to maturity	(137,240)	(65,838)	(46,571)
Proceeds from sales of securities available for sale	31,446	13,087	—
Redemption of securities, restricted	1,976	22,109	64,083
Maturities and calls of securities available for sale	100,185	46,150	69,496
Maturities and calls of securities held to maturity	54,685	25,713	7,945
Principal payments on securities	86,199	68,727	27,431
Net increase in loans	(57,070)	(20,413)	(55,448)
Purchases of premises and equipment	(3,989)	(4,382)	(1,122)
Net cash used in investing activities	(152,076)	(48,336)	(213,533)

Cash flows from financing activities:
Net increase in deposits	123,455	134,453	150,176
Net increase (decrease) in federal funds purchased and FHLB overnight borrowings	5,000	(70,900)	63,900
Net (decrease) increase in FHLB term advances	—	(30,000)	20,000
Net increase (decrease) in repurchase agreements	1,370	—	(10,000)
Proceeds from issuance of junior subordinated debentures	—	16,002	—
Net proceeds from exercise of stock options	23	47	—
Net proceeds from issuance of common stock	1,395	255	—
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(32)	(36)	(71)
Cash dividends paid	(5,787)	(5,716)	(5,648)
Net cash provided by financing activities	125,424	44,105	218,357

Net (decrease) increase in cash and cash equivalents	(11,229)	5,262	14,537
Cash and cash equivalents at beginning of period	34,147	28,885	14,348
Cash and cash equivalents at end of period	$22,918	$34,147	$28,885

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$7,838	$7,956	$9,457
Income tax	$5,922	$3,264	$4,419

Noncash investing and financing activities:
Dividends declared and unpaid at end of period	$1,467	$1,441	$1,423

See accompanying notes to Consolidated Financial Statements.

Page -38-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

In addition to the Bank, the Company has another subsidiary, Bridge Statutory Capital Trust II which was formed in 2009. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements. See Note 7 for a further discussion of Bridge Statutory Capital Trust II.

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the financial institution industry. The following is a description of the significant accounting policies that the Company follows in preparing its Consolidated Financial Statements.

a) Subsequent Events

As defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.  Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. Based on the evaluation, the Company did not identify any subsequent events that would have required an adjustment to the financial statements. However, the Company did announce on February 8, 2011, a definitive merger agreement under which the Bank will acquire Hamptons State Bank. Refer to Note 17 for details on the agreement.

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

d) Securities

Debt and equity securities are classified in one of the following categories: (i) “held to maturity” (management has a positive intent and ability to hold to maturity), which are reported at amortized cost, (ii) “available for sale” (all other debt and marketable equity securities), which are reported at fair value, with unrealized gains and losses reported net of tax, as accumulated other comprehensive income, a separate component of stockholders’ equity, and (iii) “restricted” which represents FHLB, FRB and bankers’ banks stock which are reported at cost.

Premiums and discounts on securities are amortized to expense and accreted to income over the estimated life of the respective securities using the interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary impairment (“OTTI”), management considers many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) the whether the Company has the intent to sell the security or more than likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or

Page -39-

requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

f) Allowance for Loan Losses

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to loan growth, detailed analyses of classified loans, repayment patterns, current delinquencies, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Credit Risk Committee, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2010, management believes the allowance for loan losses is adequate.

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to, or charge-offs against, the allowance based on their judgment about information available to them at the time of their examination. Refer to Note 3 for further details.

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

Improvements and major repairs are capitalized, while the cost of ordinary maintenance, repairs and minor improvements are charged to expense.

Page -40-

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

In accordance with FASB ASC 740, Accounting for Uncertainty in Income Taxes (“FIN 48”), a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There are no such tax positions on the Company’s financial statements at December 31, 2010 and 2009, respectively.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2010 or 2009.

j) Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. Treasury stock is reissued using the first in, first out method.

k) Earnings Per Share

Earnings per share is calculated in accordance with FASB ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This ASC addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). Basic earnings per common share is net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and if junior subordinated debentures were converted into common shares, is computed by dividing net income attributable to common shareholders by the weighted average number of common shares and common stock equivalents.

l) Dividends

Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. Due to regulatory restrictions, dividends from the Bank to the Company at December 31, 2010, were limited to $18.7 million which represents the Bank’s 2010 retained net income and net retained earnings from the previous two years. During 2010, $1.7 million was declared and paid from the Bank to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years.

m) Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

n) Stock Based Compensation Plans

Stock based compensation awards are recorded in accordance with FASB ASC No. 718 and 505, “Accounting for Stock-Based Compensation” which requires companies to record compensation cost for stock options and stock awards granted to employees in return for employee service. The cost is measured at the fair value of the options and awards when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options and awards.

Page -41-

o) Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of deferred income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities, and the pension liability. FASB ASC 715-30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income. Other comprehensive income is net of reclassification adjustments for realized gains (losses) on sales of available for sale securities.

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables” that requires companies to provide more information about the credit risks inherent in its loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company would be required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures would be required either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. For public companies, any period-end disclosure requirements are effective for periods ending on or after December 15, 2010. Refer to Note 3 for the updated period-end disclosures. Any disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. As this guidance affects only disclosures, the adoption of this guidance on January 1, 2011 for intra-period activity is not expected to have a significant impact to the Company’s financial statements.

Page -42-

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

s) Reclassifications

Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

2. SECURITIES

A summary of the amortized cost, gross unrealized gains and losses and fair value of securities is as follows:

December 31,	2010				2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:

U.S. GSE securities	$41,463	$213	$(343)	$41,333	$45,787	$309	$(157)	$45,939
State and municipal obligations	47,175	1,173	(283)	48,065	40,340	1,473	(8)	41,805
Residential mortgage-backed securities	76,814	3,481	(124)	80,171	101,837	4,561	(61)	106,337
Residential collateralized mortgage obligations	152,202	2,618	(850)	153,970	109,442	2,722	(133)	112,031
Total available for sale	317,654	7,485	(1,600)	323,539	297,406	9,065	(359)	306,112

Held to maturity:

U.S. GSE securities	24,973	118	(199)	24,892	5,000	—	(73)	4,927
State and municipal obligations	64,728	439	(922)	64,245	54,104	400	(8)	54,496
Residential collateralized mortgage obligations	40,264	954	(53)	41,165	18,320	589	(2)	18,907
Corporate Bonds	18,000	—	(158)	17,842	—	—	—	—
Total held to maturity	147,965	1,511	(1,332)	148,144	77,424	989	(83)	78,330
Total securities	$465,619	$8,996	$(2,932)	$471,683	$374,830	$10,054	$(442)	$384,442

All of the residential mortgage-backed securities and residential collateralized mortgage obligations were backed by U.S. Government Sponsored Entities as of December 31, 2010 and 2009.

Securities with unrealized losses at year-end 2010 and 2009, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31,	2010				2009
(In thousands)	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available for sale:

U.S. GSE securities	$25,145	$343	$—	$—	$15,637	$157	$—	$—
State and municipal obligations	11,927	283	—	—	742	8	—	—
Residential mortgage-backed securities	7,591	124	—	—	9,879	61	—	—
Residential collateralized mortgage obligations	55,906	850	—	—	5,845	133	—	—
Total available for sale	$100,569	$1,600	$—	$—	$32,103	$359	$—	$—

Held to maturity:

U.S. GSE securities	$9,800	$199	$—	$—	$4,927	$73	$—	$—
State and municipal obligations	27,416	922	—	—	10,818	8	—	—
Residential collateralized mortgage obligations	4,952	53	—	—	4,952	2	—	—
Corporate Bonds	17,842	158			—	—	—	—
Total held to maturity	$60,010	$1,332	$—	$—	$20,697	$83	$—	$—

Unrealized losses on securities have not been recognized into income, as the losses on these securities would be expected to dissipate as they approach their maturity dates. The Company evaluates securities for other-than-temporary impairment periodically and with increased frequency when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the

Page -43-

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

The following table sets forth the fair value, amortized cost and maturities of the securities at December 31, 2010. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2010	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
(In thousands)	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount
Available for sale:

U.S. GSE securities	$805	$800	$10,871	$10,674	$29,657	$29,989	$—	$—	$41,333	$41,463
State and municipal obligations	10,094	9,992	26,829	26,385	11,142	10,798	—	—	48,065	47,175
Residential mortgage-backed securities	651	634	1,698	1,640	22,739	21,868	55,083	52,672	80,171	76,814
Residential collateralized mortgage obligations	—	—	—	—	9,293	9,136	144,677	143,066	153,970	152,202
Total available for sale	11,550	11,426	39,398	38,699	72,831	71,791	199,760	195,738	323,539	317,654

Held to maturity:

U.S. GSE securities	—	—	14,972	14,988	9,920	9,985	—	—	24,892	24,973
State and municipal obligations	18,250	18,218	22,918	22,531	2,813	2,887	20,264	21,092	64,245	64,728
Residential collateralized mortgage obligations	—	—	—	—	—	—	41,165	40,264	41,165	40,264
Corporate Bonds	—	—	6,953	7,000	10,889	11,000	—	—	17,842	18,000
Total held to maturity	18,250	18,218	44,843	44,519	23,622	23,872	61,429	61,356	148,144	147,965
Total securities	$29,800	$29,644	$84,241	$83,218	$96,453	$95,663	$261,189	$257,094	$471,683	$465,619

There were $31.4 million of proceeds on sales of available for sale securities and gross gains of approximately $1.3 million realized, in 2010.  No securities were sold at a loss in 2010.  There were $13.1 million of proceeds on sales of available for sale securities and gross gains of approximately $0.5 million realized, in 2009. No securities were sold at a loss in 2009. There were no sales of available for securities in 2008. There were no sales of held to maturity securities during 2010, 2009 and 2008.

Securities having a fair value of approximately $277.9 million and $247.3 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Company did not hold any trading securities during the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, there was one issuer where the Bank had invested holdings that exceeded 10% of stockholder’s equity and represented 14% of stockholder’s equity. The majority of these holdings will mature in the first quarter of 2011. There were no investment holdings of any one issuer that exceeded 10% of stockholders’ equity at December 31, 2009, other than U.S. Government and its Sponsored Entities.

3. LOANS

The following table sets forth the major classifications of loans:

December 31,	2010	2009
(In thousands)
Commercial real estate mortgage loans	$245,265	$204,159
Residential real estate mortgage loans	140,986	123,013
Commercial, financial and agricultural loans	97,663	93,682
Installment/consumer loans	9,659	7,352
Real estate-construction and land loans	9,928	19,347
Total loans	503,501	447,553
Net deferred loan costs and fees	559	485
	504,060	448,038
Allowance for loan losses	(8,497)	(6,045)
Net loans	$495,563	$441,993

Page -44-

Lending Risk

The principal business of the Bank is lending, primarily in commercial real estate mortgage loans, residential real estate mortgage loans, construction loans, home equity loans, commercial and industrial loans, land loans and consumer loans. The Bank considers its primary lending area to be eastern Long Island in Suffolk County, New York, and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectability of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, home equity loans, residential real estate mortgages, commercial and industrial loans, real estate construction and land loans and consumer loans.  The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2010, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Page -45-

The following table sets forth changes in the allowance for loan losses:

December 31,	2010	2009	2008
(In thousands)
Allowance for loan losses balance at beginning of period	$6,045	$3,953	$2,954
Charge-offs	(1,120)	(2,093)	(1,070)
Recoveries	72	35	69
Net charge-offs	(1,048)	(2,058)	(1,001)
Provision for loan losses charged to operations	3,500	4,150	2,000
Balance at end of period	$8,497	$6,045	$3,953

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of December 31, 2010. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

December 31, 2010	Commercial Real Estate Mortgage Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Unallocated	Total
(In thousands)
Allowance for loan losses	$3,443	$1,642	$2,804	$423	$185	$—	$8,497

Ending balance: individually evaluated for impairment	$—	$7	$—	$—	$—	$—	$7

Ending balance: collectively evaluated for impairment	$3,443	$1,635	$2,804	$423	$185	$—	$8,490

Loans	$245,265	$140,986	$97,663	$9,659	$9,928		$503,501

Ending balance: individually evaluated for impairment	$6,197	$3,443	$102	$4	$2,686		$12,432

Ending balance: collectively evaluated for impairment	$239,068	$137,543	$97,561	$9,655	$7,242		$491,069

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt including repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. The Company uses the following definitions for risk rating grades:

Pass: Loans classified as pass include current loans performing in accordance with contractual terms, pools of homogenous residential real estate and installment/consumer loans that are not individually risk rated and loans which exhibit certain risk factors that require greater than usual monitoring by management.

Special mention: Loans classified as special mention, while generally not delinquent, have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date.

Substandard: Loans classified as substandard have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in a substandard loan, and may also be at delinquency status and have defined weaknesses based on currently existing facts, conditions and values making collection or liquidation in full highly questionable and improbable.

Page -46-

The following table represents loans by class categorized by internally assigned risk grades:

	Grades:
December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$110,395	$4,892	$4,298	$—	$119,585
Non-owner occupied	107,095	7,652	10,683	250	125,680
Residential real estate:
First lien	71,686	—	1,194	1,269	74,149
Home equity	64,708	—	1,834	295	66,837
Commercial:
Secured	49,146	1,949	3,212	—	54,307
Unsecured	41,058	1,072	1,226	—	43,356
Installment/consumer loans	9,484	175	—	—	9,659
Real estate construction and land loans	6,020	223	3,685	—	9,928
Total loans	$459,592	$15,963	$26,132	$1,814	$503,501

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans, as defined by ASC 310-10:

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$511	$—	$511	$119,074	$119,585
Non-owner occupied	—	—	478	478	125,202	125,680
Residential real estate:
First lien	151	165	1,747	2,063	72,086	74,149
Home equity	782	298	1,696	2,776	64,061	66,837
Commercial:
Secured	10	—	—	10	54,297	54,307
Unsecured	105	—	32	137	43,219	43,356
Installment/consumer loans	10	5	86	101	9,558	9,659
Real estate construction and land loans	—	—	2,686	2,686	7,242	9,928
Total loans	$1,058	$979	$6,725	$8,762	$494,739	$503,501

There were no loans 90 days or more past due that were still accruing interest at December 31, 2010 and 2009.

Impaired Loans

As of December 31, 2010 and December 31, 2009, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.9 million and $9.1 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally, management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired and TDR loans, the Bank evaluates the fair value of the loan in accordance with FASB ASC 310-10-35-22.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. For unsecured loans, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Page -47-

Nonaccrual loans increased $0.8 million to $6.7 million or 1.34% of total loans at December 31, 2010 from $5.9 million or 1.32% of total loans at December 31, 2009. Approximately $4.7 million of the nonaccrual loans at December 31, 2010 represent troubled debt restructured loans where the borrowers are complying with the modified terms of the loans and are currently making payments. In 2009, nonaccrual loans increased $2.8 million to $5.9 million from $3.1 million in 2008. The increase in nonaccrual loans at December 31, 2009 was due to the same troubled debt restructured loans outstanding at December 31, 2010. The balances totaled $4.9 million as of December 31, 2009 and the borrowers were complying with the modified terms of the loans and were currently making payments.

In addition, the Company has one borrower with TDR loans of $3.2 million at December 31, 2010 and 2009 that are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loan was determined to be impaired during the third quarter of 2008 and since that determination $0.3 million of interest income has been recognized.

The following table represents impaired loans by class at December 31, 2010:

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,219	$3,219	$—
Non-owner occupied	478	599	—
Residential real estate:
First lien	1,747	1,829	—
Home equity	996	996	—
Commercial:
Secured	—	—	—
Unsecured	32	35	—
Installment/consumer loans	86	86	—
Real estate construction and land loans	2,686	2,800	—
Total with no related allowance recorded	$9,244	$9,564	$—

With an allowance recorded:
Residential real estate - Home equity	$700	$700	$7
Total with an allowance recorded	$700	$700	$7

Total:
Commercial real estate:
Owner occupied	$3,219	$3,219	$—
Non-owner occupied	478	599	—
Residential real estate:
First lien	1,747	1,829	—
Home equity	1,696	1,696	7
Commercial:
Secured	—	—	—
Unsecured	32	35	—
Installment/consumer loans	86	86	—
Real estate construction and land loans	2,686	2,800	—
Total	$9,944	$10,264	$7

Residential home equity loans represent the only class of impaired loans with a related allowance recorded.

Individually impaired loans with no allocated allowance for loan loss as of December 31, 2009 totaled $9.0 million. Individually impaired loans with an allocated allowance for loan loss as of December 31, 2009 totaled $0.1 million and the amount of the allowance for loan losses that was allocated was $0.05 million.

Page -48-

Individually impaired loans were as follows:

December 31,	2010	2009	2008
(In thousands)
Average of individually impaired loans during the year	$10,124	$7,406	$1,725
Interest income recognized during impairment	122	135	52
Cash basis interest income recognized	—	—	—

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2010 and 2009.

The following table sets forth selected information about related party loans at December 31, 2010:

Balance Outstanding
(In thousands)
Balance at December 31, 2009	$2,474
New loans	1,000
Effective change in related parties	—
Advances	1
Repayments	(2,401)
Balance at December 31, 2010	$1,074

4. PREMISES AND EQUIPMENT

Premises and equipment consist of:

December 31,	2010	2009
(In thousands)
Land	$6,583	$6,142
Construction in progress	—	565
Building and improvements	13,673	13,905
Furniture, fixtures and equipment	11,340	9,602
Leasehold improvements	5,551	3,319
	$37,147	$33,533

Less: accumulated depreciation and amortization	(13,464)	(12,227)
	$23,683	$21,306

5. DEPOSITS

Time Deposits

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2010:

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
2011	31,580	72,802	104,382
2012	9,001	13,418	22,419
2013	1,060	1,127	2,187
2014	190	838	1,028
2015	804	2,389	3,193
Total	$42,635	$90,574	$133,209

Deposits from principal officers, directors and their affiliates at December 31, 2010 and 2009 were approximately $8.3 million and $6.0 million, respectively. Public fund deposits at December 31, 2010 and 2009 were $194.9 million and $161.6 million, respectively.

Page -49-

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2010 and 2009, securities sold under agreements to repurchase totaled $16.4 million and $15.0 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $22.3 million and $22.2 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.4 million maturing during the first quarter of 2011, $5.0 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	2010	2009	2008
(In thousands)
Average daily balance during the year	$16,648	$15,000	$13,183
Average interest rate during the year	3.10%	2.35%	2.39%
Maximum month-end balance during the year	$17,192	$15,000	$15,000
Weighted average interest rate at year-end	3.21%	2.35%	2.39%

7. JUNIOR SUBORDINATED DEBENTURES

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

The Debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

8. INCOME TAXES

The components of income tax expense are as follows:

Years Ended December 31,	2010	2009	2008
(In thousands)
Current:
Federal	$3,340	$4,467	$3,263
State	530	530	584
	3,870	4,997	3,847

Deferred:
Federal	347	(788)	399
State	(170)	(160)	42
	177	(948)	441
Income tax expense	$4,047	$4,049	$4,288

Page -50-

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Years Ended December 31,	2010		2009		2008
(Dollars in thousands)	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$4,492	34%	$4,362	34%	$4,442	34%
Tax exempt interest	(817)	(6)	(682)	(6)	(588)	(4)
State taxes, net of federal income tax benefit	262	2	302	3	413	3
Other	110	1	67	1	21	—
Income tax expense	$4,047	31%	$4,049	32%	$4,288	33%

Deferred income tax assets and liabilities are comprised of the following:

December 31,	2010	2009
(In thousands)
Deferred income tax assets:
Allowance for loan losses	$3,613	$2,567
Compensation expense related to restricted stock awards	869	511
Other	206	238
Total	4,688	3,316

Deferred income tax liabilities:
Pension and SERP expense	(1,470)	(1,167)
Depreciation	(830)	(580)
REIT undistributed net income	(648)	—
Net deferred loan costs and fees	(481)	(448)
Other	(385)	(70)
Total	(3,814)	(2,265)

Total before other comprehensive income	874	1,051

Deferred income tax liabilities:
Net unrealized gains on securities	(2,336)	(3,457)
Deferred income tax assets:
Net change in pension liability	1,202	1,166
Net deferred income tax liability	$(260)	$(1,240)

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2006. The Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

9. EMPLOYEE BENEFITS

a) Pension Plan and Supplemental Executive Retirement Plan

The Bank maintains a noncontributory pension plan through the New York State Bankers Association Retirement System covering all eligible employees. The Bank uses a December 31st measurement date for this plan in accordance with FASB ASC 715-30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension”.

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

Page -51-

Information about changes in obligations and plan assets of the defined benefit pension plan and the defined benefit plan component of the SERP are as follows:

	Pension Benefits		SERP Benefits
At December 31,	2010	2009	2010	2009
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$7,467	$5,357	$1,491	$1,481
Service cost	769	481	96	162
Interest cost	434	318	62	59
Benefits paid and expected expenses	(275)	(225)	(84)	—
Assumption changes and other	366	1,536	(23)	(211)
Benefit obligation at end of year	$8,761	$7,467	$1,542	$1,491

Change in plan assets, at fair value:
Plan assets at beginning of year	$9,183	$6,572	$—	$—
Actual return on plan assets	799	1,428	—	—
Employer contribution	1,322	1,400	84	—
Benefits paid and actual expenses	(281)	(217)	(84)	—
Plan assets at end of year	$11,023	$9,183	$—	$—

Funded status (plan assets less benefit obligations)	$2,262	$1,716	$(1,542)	$(1,491)

Amounts recognized in accumulated other comprehensive income at December 31, consist of:

	Pension Benefits		SERP Benefits
At December 31,	2010	2009	2010	2009
(In thousands)
Net actuarial loss	$2,609	$2,458	$65	$87
Prior service cost	90	99	—	—
Transition obligation	—	—	197	225
Net amount recognized	$2,699	$2,557	$262	$312

The accumulated benefit obligation was $6.9 million and $1.3 million for the pension plan and the SERP, respectively, as of December 31, 2010. As of December 31, 2009, the accumulated benefit obligation was $5.8 million and $1.3 million for the pension plan and the SERP, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits				SERP Benefits
At December 31,	2010	2009	2008	Transition 2007	2010	2009	2008
(In thousands)
Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income
Service cost	$769	$481	$442	$111	$96	$162	$71
Interest cost	434	318	279	70	62	59	47
Expected return on plan assets	(681)	(516)	(495)	(124)	—	—	—
Amortization of net loss	104	88	—	—	—	13	—
Amortization of unrecognized prior service cost	9	9	9	2	—	—	—
Amortization of unrecognized transition (asset) obligation	—	—	—	—	28	28	28
Net periodic benefit cost	$635	$380	$235	$59	$186	$262	$146

Net loss (gain)	254	$616	2,361		$(22)	$(211)	$308
Prior service cost	—	—	—		—	—	—
Transition obligation	—	—	—		—	—	—
Amortization of net gain	(104)	(88)	—		—	(13)	—
Amortization of prior service cost	(9)	(9)	(11)		—	—	—
Amortization of transition obligation	—	—	—		(28)	(28)	(28)
	141	519	2,350		(50)	(252)	280
Deferred taxes	(56)	(206)	(933)	(24)	20	100	(111)
Total recognized in other comprehensive income	85	313	1,417		(30)	(152)	169
Total recognized in net periodic benefit cost and other comprehensive income	$720	$693	$1,711	$35	$156	$110	$315

Page -52-

The estimated net loss, transition obligation and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $102,000, $0 and $9,000, respectively. The estimated net gain and unrecognized net transition obligation for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0 and $28,000, respectively.

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

	Pension Benefits			SERP Benefits
At December 31,	2010	2009	2008	2010	2009	2008
Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.58%	5.89%	6.00%	3.87%	4.31%	4.00%
Rate of compensation increase	3.50	4.00	3.50	5.00	5.00	5.00
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.89%	6.00%	6.00%	4.31%	4.00%	4.52%
Rate of compensation increase	4.00	4.00	4.00	5.00	5.00	5.00
Expected long-term rate of return	7.50	7.50	7.75	—	—	—

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

Fixed income securities include corporate bonds, government issues and mortgage backed securities.

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

Equity securities	Dividend discount model, the smoothed earnings yield model and the equity risk premium model

Fixed income securities	Current yield-to-maturity and forecasts of future yields

Other financial instruments	Comparison of the specific investment’s risk to that of fixed income and equity instruments and using judgment

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

Page -53-

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
CMOs that have an inverse floating rate and whose payments
don’t include principal, CBMSs or commercial property mortgages which aren’t certified and guaranteed by the U.S. Government,
ABSs that aren’t issued or guaranteed by the U.S., or its
agencies or its instrumentalities,
Non-agency residential subprime or ALT-A MBSs and
Structured Notes

Other financial instruments	Unhedged currency exposure in countries not defined as “high income economies” by the World Bank

All other investments not prohibited by the System are permitted. At December 31, 2010 the System holds certain investments which are no longer deemed acceptable to acquire. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the System.

The target allocations for System assets are shown in the table below:

				Weighted-
				Average
				Expected
	Target	Percentage of Plan Assets		Long-term
	Allocation	at December 31,		Rate of
	2011	2010	2009	Return
Asset Category
Cash equivalents	0 - 20%	11.2%	13.6%	—
Equity securities	40 - 60%	48.2%	45.9%	4.6%
Fixed income securities	40 - 60%	40.6%	40.5%	1.9%
Other financial instruments	0 - 5%	—	—	—
Total		100.0%	100.0%

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

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Investments valued using the Net Asset Value (“NAV”) are classified as level 2 if the System can redeem its investment with the investee at the NAV at the measurement date. If the System can never redeem the investment with the investee at the NAV, it is considered a level 3. If the System can redeem the investment at the NAV at a future date, the System’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset.

Page -54-

In accordance with FASB ASC 715-20, the following table represents the Plan’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Cash Equivalents:
Short term investment funds	$1,220		$1,220
Foreign currencies	24	$24	—
Total cash equivalents	1,244	24	1,220
Equities:
U.S. Large cap	3,088	3,088
U.S. Mid cap	315	315
U.S. Small cap	23	23
International	1,916	1,916
Total equities	5,342	5,342
Fixed income securities:
Corporate bonds	1,028		1,028
Government issues	3,168		3,168
Collateralized mortgage obligations	241		241
Other fixed income securities	—		—
Total fixed income securities	4,437		4,437
Total Plan Assets	$11,023	$5,366	$5,657

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Cash Equivalents:
Short term investment funds	$1,258		$1,258
Foreign currencies	32	$32	—
Total cash equivalents	1,290	32	1,258
Equities:
U.S. Large cap	2,270	2,270
U.S. Mid cap	81	81
U.S. Small cap	23	23
International	1,883	1,883
Total equities	4,257	4,257
Fixed income securities:
Corporate bonds	885		885
Government issues	2,474		2,474
Collateralized mortgage obligations	225		225
Other fixed income securities	52		52
Total fixed income securities	3,636		3,636
Total Plan Assets	$9,183	$4,289	$4,894

Page -55-

The Company expects to contribute $1.4 million to the pension plan during 2011.

Estimated Future Payments

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

Year	Pension and SERP Payments
(In thousands)
2011	$329
2012	352
2013	367
2014	383
2015	404
Following 5 years	2,945

b) 401(k) Plan

A savings plan is maintained under Section 401(k) of the Internal Revenue Code and covers substantially all current employees. Newly hired employees can elect to participate in the savings plan after completing six months of service. Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives. The savings plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2010, 2009 and 2008 the Bank made cash contributions of $243,000, $181,000, and $189,000 respectively.

c) Equity Incentive Plan

During 2006, the Bridge Bancorp, Inc. Equity Incentive Plan (the “Plan”) was approved by the shareholders to provide for the grant of options to purchase shares of common stock of the Company and for the award of shares of restricted stock. The plan supersedes the Bridge Bancorp, Inc. Equity Incentive Plan that was approved in 1996 and amended in 2001. Of the total 620,000 shares of common stock approved for issuance under the Plan, 365,595 shares remain available for issuance at December 31, 2010.

The Compensation Committee of the Board of Directors determines options awarded under the Plan. The Company accounts for this Plan under FASB ASC No. 718 and 505.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. No new grants of stock options were awarded during the years ended December 31, 2010, 2009, and 2008.

A summary of the status of the Company’s stock options as of December 31, 2010 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2009	59,405	$24.74
Granted	—	—
Exercised	(1,800)	$14.49
Forfeited	(1,230)	$25.25
Expired	—	—
Outstanding, December 31, 2010	56,375	$25.06	5.33 years	$22,963
Vested and Exercisable, December 31, 2010	56,375	$25.06	5.33 years	$22,963

Range of Exercise Prices	Number of Options	Exercise Price
	2,100	$15.47
	5,659	$24.00
	43,213	$25.25
	3,000	$26.55
	2,403	$30.60
	56,375

Page -56-

The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2010 is the same because all options are currently vested.

A summary of activity related to the stock options follows:

December 31,	2010	2009	2008
(In thousands)
Intrinsic value of options exercised	$16	$29	$75
Cash received from options exercised	17	34	—
Tax benefit realized from option exercises	6	13	19
Weighted average fair value of options granted	—	—	—

The Company did not grant any stock options in 2010, 2009 and 2008. Compensation expense attributable to options was $41,000, $42,000, and $39,000 for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, there was $0 of total unrecognized compensation costs related to stock options since all stock options were vested.

A summary of the status of the Company’s shares of unvested restricted stock for the year ended December 31, 2010 follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested, December 31, 2009	148,882	$21.31
Granted	43,850	$24.70
Vested	(11,144)	$24.05
Forfeited	—	$—
Unvested, December 31, 2010	181,588	$21.96

The Company’s Equity Incentive Plan also provides for issuance of restricted stock awards. During the year ended December 31, 2010, the Company granted restricted stock awards of 43,850 shares. Of the 43,850 shares granted, 29,420 shares vest over five years with a third vesting after years three, four and five and 10,000 shares vest over approximately 7 years with a third vesting after years five, six and seven. The remaining 4,430 vest ratably over approximately five years. During the year ended December 31, 2009, the Company granted restricted stock awards of 58,792 shares. Of the 58,792 shares granted, 33,892 shares vest over five years with a third vesting after years three, four and five. The remaining 24,900 vest ratably over five years beginning in December 2009. During the year ended December 31, 2008, the Company granted restricted stock awards of 78,970 shares. These awards vest over five years with a third vesting after years three, four and five.  Such shares are subject to restrictions based on continued service as employees of the Company or its subsidiaries. Compensation expense attributable to these awards was approximately $728,000, $656,000 and $393,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $280,000, $125,000 and $286,000, respectively. As of December 31, 2010, there was $2,743,000 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.7 years.

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $112,000 and $52,000 for the years ended December 31, 2010 and 2009, respectively.

10. EARNINGS PER SHARE

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

Page -57-

The following is a reconciliation of earnings per share for December 31, 2010, 2009 and 2008:

For the Years Ended December 31,	2010	2009	2008
(In thousands, except per share data)
Net Income	$9,166	$8,763	$8,750
Less: Dividends paid on and earnings allocated to participating securities	(243)	(175)	(92)
Income attributable to common stock	$8,923	$8,588	$8,658

Weighted average common shares outstanding, including participating securities	6,308	6,224	6,145
Less: weighted average participating securities	(170)	(127)	(69)
Weighted average common shares outstanding	6,138	6,097	6,076
Basic earnings per common share	$1.45	$1.41	$1.42

Income attributable to common stock	$8,923	$8,588	$8,658

Weighted average common shares outstanding	6,138	6,097	6,076
Weighted average common equivalent shares outstanding	1	4	10
Weighted average common and equivalent shares outstanding	6,139	6,101	6,086
Diluted earnings per common share	$1.45	$1.41	$1.42

There were 54,275 options outstanding at December 31, 2010 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at December 31, 2010, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

a) Leases

At December 31, 2010, the Company was obligated to make minimum annual rental payments under non-cancelable operating leases for its premises. Projected minimum rentals under existing leases are as follows:

December 31, 2010
(In thousands)
2011	$948
2012	877
2013	855
2014	852
2015	508
Thereafter	2,424
Total minimum rentals	$6,464

Certain leases contain rent escalation clauses which are reflected in the amounts listed above. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Certain leases contain renewal options which are not reflected. Rental expenses under these leases for the years ended December 31, 2010, 2009 and 2008 approximated $1.2 million, $883,000, and $659,000, respectively.

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

Page -58-

The following represents commitments outstanding:

December 31,	2010	2009
(In thousands)
Standby letters of credit	$1,682	$1,150
Loan commitments outstanding (1)	46,462	25,380
Unused lines of credit	112,781	103,417
Total commitments outstanding	$160,925	$129,947

(1) Of the $46.5 million of loan commitments outstanding at December 31, 2010, $10.1 million are fixed rate commitments and $36.4 million are variable rate commitments.

c) Other

During 2010, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. The required cash balance at December 31, 2010 was $1.0 million. During 2010, the Federal Reserve Bank of New York offered higher interest rates on overnight deposits compared to our correspondent banks. Therefore the Bank invested overnight with the Federal Reserve Bank of New York and the average balance maintained during 2010 was $20.4 million.

During 2010, 2009 and 2008, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2010, the Bank had aggregate lines of credit of $222.5 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $202.5 million is available on an unsecured basis. As of December 31, 2010, the Bank had $5.0 million in such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2010, there was $81.2 million available for transactions under this agreement.

The Bank had $16.4 million of securities sold under agreements to repurchase outstanding as of December 31, 2010 (See Note 6).

12. FAIR VALUE

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

Page -59-

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$41,333		$41,333
State and municipal obligations	48,065		48,065
Residential mortgage-backed securities	80,171		80,171
Residential collateralized mortgage obligations	153,970		153,970
Total available for sale	$323,539		$323,539

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$45,939		$45,939
State and municipal obligations	41,805		41,805
Residential mortgage-backed securities	106,337		106,337
Residential collateralized mortgage obligations	112,031		112,031
Total available for sale	$306,112		$306,112

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
December 31, 2010 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Impaired loans	$693			$693

Page -60-

Fair Value Measurements at
December 31, 2009 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Impaired loans	$48			$48

For impaired and TDR loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in current accounting guidance. Impaired loans with allocated allowance for loan losses at December 31, 2010, had a carrying amount of $693,000, which is made up of the outstanding balance of $700,000, net of a valuation allowance of $7,000. This resulted in an additional provision for loan losses of $7,000 that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2009, had a carrying amount of $48,000, which is made up of the outstanding balance of $98,000, net of a valuation allowance of $50,000. This resulted in an additional provision for loan losses of $50,000 that is included in the amount reported on the income statement.

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

Page -61-

The estimated fair values and recorded carrying values of the Company’s financial instruments are as follows:

December 31,	2010		2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$21,598	$21,598	$27,108	$27,108
Interest bearing deposits with banks	1,320	1,320	7,039	7,039
Securities available for sale	323,539	323,539	306,112	306,112
Securities restricted	1,284	n/a	1,205	n/a
Securities held to maturity	147,965	148,144	77,424	78,330
Loans, net	495,563	513,344	441,993	449,496
Accrued interest receivable	4,153	4,153	3,679	3,679

Financial liabilities:
Demand and other deposits	916,993	917,786	793,538	794,512
Federal funds purchased and Federal Home Loan Bank overnight borrowings	5,000	5,000	—	—
Repurchase agreements	16,370	17,383	15,000	15,210
Junior subordinated debentures	16,002	14,783	16,002	15,500
Accrued interest payable	433	433	531	531

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of December 31, 2010, the Company and the Bank met all capital adequacy requirements. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the twelve months ended December 31, 2010, was $1.4 million. Since the inception of the DRP Plan in April 2009 through December 31, 2010, the Company has issued 70,436 shares of common stock and raised $1.7 million in capital. In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”).  The TPS mature in 30 years, and carry a fixed distribution rate of 8.50%.  The TPS have a liquidation amount of $1,000 per security.  The Company has the right to redeem the TPS at par (plus any accrued but unpaid distributions) at any time after September 30, 2014.  Holders of the TPS may convert the TPS into shares of the Company’s common stock at a conversion price equal to $31.00 per share, which represents 125% of the average closing price of the Company’s common stock over the 20 trading days ended on October 14, 2009.  Each $1,000 in liquidation amount of the TPS is convertible into 32.2581 shares of the Company’s common stock. As provided in the regulations, TPS are included in holding company Tier 1 capital (up to a limit of 25% of Tier 1 capital).

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

Page -62-

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated)
As of December 31,	2010
(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$88,006	13.7%	$51,504	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	79,953	12.4%	25,752	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	79,953	7.9%	40,667	4.0%	n/a	n/a

As of December 31,			2009
(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$80,378	14.5%	$44,361	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	74,333	13.4%	22,180	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	74,333	8.6%	34,499	4.0%	n/a	n/a

Bridgehampton National Bank
As of December 31,	2010
(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$85,514	13.3%	$51,444	8.0%	$64,304	10.0%
Tier 1 Capital (to risk weighted assets)	77,470	12.1%	25,722	4.0%	38,583	6.0%
Tier 1 Capital (to average assets)	77,470	7.6%	40,639	4.0%	50,799	5.0%

As of December 31,			2009
(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$74,191	13.4%	$44,337	8.0%	$55,421	10.0%
Tier 1 Capital (to risk weighted assets)	68,146	12.3%	22,168	4.0%	33,253	6.0%
Tier 1 Capital (to average assets)	68,146	7.9%	34,494	4.0%	43,117	5.0%

Page -63-

14. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bridge Bancorp, Inc. (Parent Company only) follows:

Condensed Balance Sheets

December 31,	2010	2009
(In thousands)
ASSETS
Cash and cash equivalents	$3,356	$7,490
Other assets	750	300
Investment in the Bank	79,118	71,549
Total Assets	$83,224	$79,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$16,002	$16,002
Dividends payable	1,467	1,441
Other liabilities	35	41
Total Liabilities	17,504	17,484

Total Stockholders’ Equity	65,720	61,855
Total Liabilities and Stockholders’ Equity	$83,224	$79,339

Condensed Statements of Income

Years ended December 31,	2010	2009	2008
(In thousands)
Dividends from the Bank	$1,700	$4,500	$3,000
Interest expense	1,365	190	—
Non interest expense	43	34	149
Income before income taxes and equity in undistributed earnings of the Bank	292	4,276	2,851

Income tax benefit	(431)	(69)	(50)
Income before equity in undistributed earnings of the Bank	723	4,345	2,901
Equity in undistributed earnings of the Bank	8,443	4,418	5,849
Net income	$9,166	$8,763	$8,750

Page -64-

Condensed Statements of Cash Flows

Years ended December 31,	2010	2009	2008
(In thousands)
Cash flows from operating activities:
Net income	$9,166	$8,763	$8,750
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(8,443)	(4,418)	(5,849)
(Increase) decrease in other assets	(450)	(217)	1,319
(Decrease) increase in other liabilities	(6)	1	57
Net cash provided by operating activities	267	4,129	4,277

Cash flows from investing activities:
Investment in the Bank	—	(11,500)	—
Net cash used in investing activities	—	(11,500)	—

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	—	16,002	—
Net proceeds from issuance of common stock	1,395	255	—
Net proceeds from exercise of stock options	23	47	—
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(32)	(36)	(71)
Dividends paid	(5,787)	(5,716)	(5,648)
Net cash (used in) provided by financing activities	(4,401)	10,552	(5,719)

Net (decrease) increase in cash and cash equivalents	(4,134)	3,181	(1,442)
Cash and cash equivalents at beginning of year	7,490	4,309	5,751
Cash and cash equivalents at end of year	$3,356	$7,490	$4,309

15. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

Years Ended December 31,	2010	2009	2008
(In thousands)
Unrealized holding (losses) gains on available for sale securities	$(1,518)	$4,085	$5,314
Reclassification adjustment for gains realized in income	(1,303)	(529)	—
Income tax effect	1,121	(1,724)	(2,110)

Net change in unrealized (loss) gain on available for sale securities	(1,700)	1,832	3,204

Change in post-retirement obligation	(91)	(267)	(2,629)
Income tax effect	36	106	1,044
Net change in post-retirement obligation	(55)	(161)	(1,585)

Total	$(1,755)	$1,671	$1,619

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of December 31, 2009	Current Period Change	Balance as of December 31, 2010
(In thousands)
Unrealized gains on available for sale securities	$5,249	$(1,700)	$3,549
Unrealized gains (loss) on pension benefits	(1,727)	(55)	(1,782)
Total	$3,522	$(1,755)	$1,767

Page -65-

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected Consolidated Quarterly Financial Data

2010 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$10,798	$10,957	$11,377	$11,767
Interest expense	1,967	2,003	1,937	1,833
Net interest income	8,831	8,954	9,440	9,934
Provision for loan losses	1,300	700	600	900
Net interest income after provision for loan losses	7,531	8,254	8,840	9,034
Non interest income	2,202	2,029	1,673	1,529
Non interest expenses	6,601	6,999	7,057	7,222
Income before income taxes	3,132	3,284	3,456	3,341
Income tax expense	1,002	1,035	1,074	936
Net income	$2,130	$2,249	$2,382	$2,405
Basic earnings per share	$0.34	$0.36	$0.38	$0.38
Diluted earnings per share	$0.34	$0.36	$0.38	$0.38

2009 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$11,023	$10,864	$10,727	$10,754
Interest expense	1,940	1,935	1,916	2,024
Net interest income	9,083	8,929	8,811	8,730
Provision for loan losses	900	1,400	900	950
Net interest income after provision for loan losses	8,183	7,529	7,911	7,780
Non interest income	1,179	1,925	1,565	1,505
Non interest expenses	6,089	6,450	6,064	6,162
Income before income taxes	3,273	3,004	3,412	3,123
Income tax expense	1,064	981	1,092	912
Net income	$2,209	$2,023	$2,320	$2,211
Basic earnings per share	$0.36	$0.33	$0.37	$0.35
Diluted earnings per share	$0.36	$0.33	$0.37	$0.35

17. SUBSEQUENT EVENT (UNAUDITED)

On February 8, 2011, the Company announced a definitive merger agreement under which the Bank will acquire Hamptons State Bank. The transaction augments the Bank’s franchise in eastern Long Island and the combined entity will serve customers through a network of 20 branches and have total assets of approximately $1.1 billion and deposits of $1.0 billion.

Under the terms of the Agreement, each share of Hamptons State Bank will be converted into 0.3434 shares of the Company’s common stock. The Company will issue approximately 274,000 shares, which will represent 4.1% of the total shares of the Company’s common stock to be outstanding. Based upon the Company’s closing stock price on February 7, 2011, the transaction value is approximately $6.3 million and represents 136% of Hamptons State Bank’s tangible book value as of December 31, 2010, and a 4.4% premium on core deposits.

The acquisition, which has been unanimously approved by the boards of directors of the Company and Hamptons State Bank, is subject to the approval of Hamptons State Bank shareholders and the approval of bank regulatory authorities, as well as other customary conditions.  The transaction is expected to close in the third quarter of 2011.

Page -66-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Board of Directors
Bridge Bancorp, Inc.
Bridgehampton, New York

We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Bridge Bancorp, Inc’s. internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bridge Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report By Management on Internal Control Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Bridge Bancorp, Inc’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Livingston, New Jersey
March 8, 2011

Page -67-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Company’s Principal Executive Officer and Principal Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting. The audit report of Crowe Horwath LLP appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

“Item 1 – Election of Directors,” “Compliance with Section 16 (a) of the Exchange Act,” and “Code of Ethics” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011, are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011, are incorporated herein by reference.

Page -68-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Beneficial Ownership” and “Item 1 – Election of Directors”, set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011, are incorporated herein by reference.

Set forth below is certain information as of December 31, 2010, regarding the Company’s equity compensation plan that has been approved by stockholders.

Equity Compensation Plan approved by Stockholders	Number of securities to be Issued upon Exercise of outstanding options and awards	Weighted Average Exercise Price with respect to Outstanding Stock Options	Number of Securities Remaining Available for Issuance under the Plan

1996 Equity Incentive Plan	13,162	$ 24.42	—

2006 Equity Incentive Plan	234,351	$ 25.25	365,595

Total	247,513	$ 25.06	365,595

Item 13. Certain Relationships and Related Transactions, and Director Independence

“Certain Relationships and Related Transactions”, and “Director Nominations” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

“Item 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm” “Fees Paid to Crowe Horwath,” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services of Independent Registered Public Accounting Firm” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011, is incorporated herein by reference.

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

See Index of Exhibits on page 71.

Page -69-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 11, 2011	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

March 11, 2011	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial
Officer and Treasurer

March 11, 2011	/s/ Sarah K. Quinn
Sarah K. Quinn
Vice President, Controller and Principal
Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2011	/s/ Marcia Z. Hefter	,Director
Marcia Z. Hefter

March 11, 2011	/s/ Dennis A. Suskind	,Director
Dennis A. Suskind

March 11, 2011	/s/ Kevin M. O’Connor	,Director
Kevin M. O’Connor

March 11, 2011	/s/ Emanuel Arturi	,Director
Emanuel Arturi

March 11, 2011	/s/ R. Timothy Maran	,Director
R. Timothy Maran

March 11, 2011	/s/ Charles I. Massoud	,Director
Charles I. Massoud

March 11, 2011	/s/ Albert E. McCoy Jr.	,Director
Albert E. McCoy Jr.

March 11, 2011	/s/ Howard H. Nolan	,Director
Howard H. Nolan

March 11, 2011	/s/ Rudolph J. Santoro	,Director
Rudolph J. Santoro

March 11, 2011	/s/ Thomas J. Tobin	,Director
Thomas J. Tobin

Page -70-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

2.1

Agreement and Plan of Merger and among Bridge Bancorp, Inc., The Bridgehampton National Bank and Hamptons State Bank (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed February 10, 2011)

*

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

10.7

Agreement and Plan of Merger and among Bridge Bancorp, Inc., The Bridgehampton National Bank and Hamptons State Bank (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed February 10, 2011)

*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

*              Denotes incorporated by reference.

Page -71-