Form 10-Q
period 2011-03-31
BRIDGE BANCORP INC
filed 2011-05-05
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 6,458,587 shares of common stock outstanding as of April 30, 2011.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$14,320	$21,598
Interest earning deposits with banks	40,351	1,320
Total cash and cash equivalents	54,671	22,918

Securities available for sale, at fair value	325,964	323,539
Securities held to maturity (fair value of $141,791 and $148,144, respectively)	141,348	147,965
Total securities	467,312	471,504

Securities, restricted	1,284	1,284

Loans	522,674	504,060
Allowance for loan losses	(9,015)	(8,497)
Loans, net	513,659	495,563

Premises and equipment, net	23,457	23,683
Accrued interest receivable	4,409	4,153
Other assets	10,115	9,351
Total Assets	$1,074,907	$1,028,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$247,949	$239,314
Savings, NOW and money market deposits	586,539	544,470
Certificates of deposit of $100,000 or more	91,116	90,574
Other time deposits	40,342	42,635
Total deposits	965,946	916,993

Federal funds purchased and Federal Home Loan Bank overnight borrowings	—	5,000
Repurchase agreements	16,332	16,370
Junior subordinated debentures	16,002	16,002
Accrued interest payable	367	433
Other liabilities and accrued expenses	9,331	7,938
Total Liabilities	1,007,978	962,736

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,492,676 and 6,456,742 shares issued, respectively; 6,411,490 and 6,364,656 shares outstanding, respectively	65	64
Surplus	21,710	20,946
Retained earnings	47,146	46,463
Less: Treasury Stock at cost, 81,186 and 92,086 shares, respectively	(3,243)	(3,520)
	65,678	63,953
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($1,983) and ($2,336), respectively	3,012	3,549
Pension liability, net of deferred income taxes of $1,188 and $1,202, respectively	(1,761)	(1,782)
Total Stockholders’ Equity	66,929	65,720
Total Liabilities and Stockholders’ Equity	$1,074,907	$1,028,456

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

Three months ended March 31,	2011	2010
Interest income:
Loans (including fee income)	$7,955	$7,282
Mortgage-backed securities and collateralized mortgage obligations	2,316	2,529
State and municipal obligations	721	570
U.S. GSE securities	399	403
Corporate Bonds	187	—
Federal funds sold	—	5
Deposits with banks	18	9
Total interest income	11,596	10,798

Interest expense:
Savings, NOW and money market deposits	966	874
Certificates of deposit of $100,000 or more	243	394
Other time deposits	127	250
Federal funds purchased and repurchase agreements	134	108
Junior Subordinated Debentures	342	341
Total interest expense	1,812	1,967

Net interest income	9,784	8,831
Provision for loan losses	700	1,300
Net interest income after provision for loan losses	9,084	7,531

Non interest income:
Service charges on deposit accounts	733	622
Fees for other customer services	480	376
Title fee income	204	255
Net securities gains	—	891
Other operating income	37	58
Total non interest income	1,454	2,202

Non interest expense:
Salaries and employee benefits	4,175	3,837
Net occupancy expense	762	693
Furniture and fixture expense	306	283
FDIC assessments	308	295
Acquisition costs	233	—
Other operating expenses	1,624	1,493
Total non interest expense	7,408	6,601

Income before income taxes	3,130	3,132
Income tax expense	970	1,002
Net income	$2,160	$2,130
Basic earnings per share	$0.34	$0.34
Diluted earnings per share	$0.34	$0.34
Comprehensive Income	$1,644	$1,875

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Comprehensive Income	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	$64	$20,946		$46,463	$(3,520)	$1,767	$65,720
Net income			$2,160	2,160			2,160
Proceeds from issuance of common stock	1	842			2		845
Stock awards granted		(336)			336		—
Vesting of stock awards		(1)			(61)		(62)
Share based compensation expense		259					259
Cash dividend declared, $0.23 per share				(1,477)			(1,477)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of deferred tax effects			(537)			(537)	(537)
Adjustment to pension liability, net of deferred taxes			21			21	21
Comprehensive Income			$1,644
Balance at March 31, 2011	$65	$21,710		$47,146	$(3,243)	$1,251	$66,929

	Common Stock	Surplus	Comprehensive Income	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	$64	$19,950		$43,110	$(4,791)	$3,522	$61,855
Net income			$2,130	2,130			2,130
Proceeds from issuance of common stock		139			1		140
Stock awards granted		(414)			414		—
Vesting of stock awards		(1)			(5)		(6)
Exercise of stock options, including tax benefit		(5)			28		23
Share based compensation expense		208					208
Cash dividend declared, $0.23 per share							(1,446)
Other comprehensive income, net of deferred taxes:				(1,446)
Change in unrealized net gains in securities available for sale, net of deferred tax effects			(276)			(276)	(276)
Adjustment to pension liability, net of deferred taxes			21			21	21
Comprehensive Income			$1,875
Balance at March 31, 2010	$64	$19,877		$43,794	$(4,353)	$3,267	$62,649

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

Three months ended March 31,	2011	2010
Cash flows from operating activities:
Net Income	$2,160	$2,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	1,300
Depreciation and amortization	451	413
Net amortization on securities	564	284
Share based compensation expense	259	208
Tax expense from the vesting of restricted stock awards	1	1
Tax benefit from exercise of stock options	—	(6)
SERP expense	54	51
Net securities gains	—	(891)
Increase in accrued interest receivable	(256)	(617)
(Increase) decrease in other assets	(764)	1,424
Increase in accrued expenses and other liabilities	886	1,029
Net cash provided by operating activities	4,055	5,326

Cash flows from investing activities:
Purchases of securities available for sale	(27,664)	(39,580)
Purchases of securities held to maturity	(6,178)	(47,007)
Proceeds from sales of securities available for sale	—	22,051
Maturities and calls of securities available for sale	5,710	6,090
Maturities and calls of securities held to maturity	10,125	430
Principal payments on securities	21,495	20,892
Net increase in loans	(18,796)	(8,237)
Purchase of premises and equipment	(225)	(940)
Net cash used in investing activities	(15,533)	(46,301)

Cash flows from financing activities:
Net increase in deposits	48,953	13,680
Net (decrease) increase in federal funds purchased and FHLB overnight borrowings	(5,000)	9,000
Net (decrease) increase in repurchase agreements	(38)	1,535
Net proceeds from exercise of stock options	—	23
Net proceeds from issuance of common stock	845	140
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(62)	(6)
Cash dividends paid	(1,467)	(1,441)
Net cash provided by financing activities	43,231	22,931

Net increase (decrease) in cash and cash equivalents	31,753	(18,044)
Cash and cash equivalents at beginning of period	22,918	34,147
Cash and cash equivalents at end of period	$54,671	$16,103

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$1,878	$2,009
Income tax	$—	$1,150

Noncash investing and financing activities:
Securities which settled in the subsequent period	$750	$2,080
Dividends declared and unpaid at end of period	$1,477	$1,446

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods.  Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.  Actual future results could differ significantly from those estimates.  The annualized results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.  These reclassifications did not have an impact on net income or stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The computation of EPS for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended,
	March 31,
	2011	2010
(In thousands, except per share data)
Net Income	$2,160	$2,130
Less: Dividends paid on and earnings allocated to participating securities	(65)	(53)
Income attributable to common stock	$2,095	$2,077

Weighted average common shares outstanding, including participating securities	6,413	6,282
Less: weighted average participating securities	(191)	(163)
Weighted average common shares outstanding	6,222	6,119
Basic earnings per common share	$0.34	$0.34

Income attributable to common stock	$2,095	$2,077

Weighted average common shares outstanding	6,222	6,119
Weighted average common equivalent shares outstanding	1	1
Weighted average common and equivalent shares outstanding	6,223	6,120
Diluted earnings per common share	$0.34	$0.34

There were 54,275 and 55,259 options outstanding at March 31, 2011 and March 31, 2010, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at March 31, 2011, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

For the three months ended March 31, 2011 and March 31, 2010, the Company did not repurchase any of its common shares.  At March 31, 2011, 167,041 shares were available for repurchase under the Board approved program.

4. STOCK BASED COMPENSATION PLANS

The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this Plan under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 718 and 505.

No new grants of stock options were awarded during the three months ended March 31, 2011 and March 31, 2010.  There was no compensation expense attributable to stock options for the three months ended March 31, 2011 because all stock options were vested. Compensation expense attributable to stock options was $10,000 for the three months ended March 31, 2010.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  No stock options were exercised during the first quarter of 2011. The intrinsic value of options exercised during the first quarter of 2010 was $16,000. The intrinsic value of options outstanding and exercisable at March 31, 2011 and March 31, 2010 was $14,000 and $17,000, respectively.

A summary of the status of the Company’s stock options as of and for the three months ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, December 31, 2010	56,375	$25.06
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2011	56,375	$25.06	5.08 years	$14,497
Vested and Exercisable, March 31, 2011	56,375	$25.06	5.08 years	$14,497

	Number of	Exercise
Range of Exercise Prices	Options	Price
	2,100	$15.47
	5,659	$24.00
	43,213	$25.25
	3,000	$26.55
	2,403	$30.60
	56,375

During the three months ended March 31, 2011, restricted stock awards of 13,188 shares were granted. These awards vest over approximately five years with a third vesting after years three, four and five. During the three months ended March 31, 2010, restricted stock awards of 15,500 shares were granted. Of the 15,500 shares granted, 11,070 shares vest over five years with a third vesting after years three, four and five. The remaining 4,430 shares vest ratably over approximately five years. Compensation expense attributable to restricted stock awards was $227,000 and $177,000 for the three months ended March 31, 2011, and 2010, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the three months ended March 31, 2011 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2010	181,588	$21.96
Granted	13,188	$22.82
Vested	(14,984)	$22.07
Forfeited	—	—
Unvested, March 31, 2011	179,792	$22.02

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $32,000 and $21,000 for the three months ended March 31, 2011 and 2010, respectively.

5. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$36,037	$148	$(568)	$35,617
State and municipal obligations	46,386	1,044	(348)	47,082
U.S. GSE residential mortgage-backed securities	82,676	3,222	(159)	85,739
U.S. GSE residential collateralized mortgage obligations	155,869	2,321	(664)	157,526
Total available for sale	320,968	6,735	(1,739)	325,964

Held to maturity:
U.S. GSE securities	19,975	110	(170)	19,915
State and municipal obligations	60,275	423	(762)	59,936
U.S. GSE residential collateralized mortgage obligations	43,098	999	—	44,097
Corporate Bonds	18,000	—	(157)	17,843
Total held to maturity	141,348	1,532	(1,089)	141,791
Total securities	$462,316	$8,267	$(2,828)	$467,755

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$41,463	$213	$(343)	$41,333
State and municipal obligations	47,175	1,173	(283)	48,065
U.S. GSE residential mortgage-backed securities	76,814	3,481	(124)	80,171
U.S. GSE residential collateralized mortgage obligations	152,202	2,618	(850)	153,970
Total available for sale	317,654	7,485	(1,600)	323,539

Held to maturity:
U.S. GSE securities	24,973	118	(199)	24,892
State and municipal obligations	64,728	439	(922)	64,245
U.S. GSE residential collateralized mortgage obligations	40,264	954	(53)	41,165
Corporate Bonds	18,000	—	(158)	17,842
Total held to maturity	147,965	1,511	(1,332)	148,144
Total securities	$465,619	$8,996	$(2,932)	$471,683

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at March 31, 2011. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$11,024	$11,105
One to five years	42,537	42,848
Five to ten years	58,772	59,665
Beyond ten years	208,635	212,346
Total	$320,968	$325,964

Held to maturity:
Within one year	$14,647	$14,682
One to five years	41,381	40,277
Five to ten years	21,154	22,318
Beyond ten years	64,166	64,514
Total	$141,348	$141,791

Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
March 31, 2011		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$24,921	$568	$—	$—
State and municipal obligations	10,813	348	—	—
U.S. GSE residential mortgage-backed securities	7,330	159	—	—
U.S. GSE residential collateralized mortgage obligations	54,157	664	—	—
Total available for sale	$97,221	$1,739	$—	$—

Held to maturity:
U.S. GSE securities	$9,829	$170	$—	$—
State and municipal obligations	27,066	762	—	—
Corporate Bonds	17,843	157	—	—
Total held to maturity	$54,738	$1,089	$—	$—

	Less than 12 months		Greater than 12 months
December 31, 2010		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$25,145	$343	$—	$—
State and municipal obligations	11,927	283	—	—
U.S. GSE residential mortgage-backed securities	7,591	124	—	—
U.S. GSE residential collateralized mortgage obligations	55,906	850	—	—
Total available for sale	$100,569	$1,600	$—	$—

Held to maturity:
U.S. GSE securities	$9,800	$199	$—	$—
State and municipal obligations	27,416	922	—	—
U.S. GSE residential collateralized mortgage obligations	4,952	53	—	—
Corporate Bonds	17,842	158	—	—
Total held to maturity	$60,010	$1,332	$—	$—

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320, Accounting for Certain Investments in Debt and Equity Securities. In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

At March 31, 2011, the majority of unrealized losses on available for sale securities are related to the Company’s residential collateralized mortgage obligations and U.S. GSE securities and the majority of unrealized losses on held to maturity securities are related to State and municipal obligations.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

There were no proceeds from sales of securities available for sale for the three months ended March 31, 2011 and $22.1 million for the three months ended March 31, 2010.  There were no securities gains or losses during the three months ended March 31, 2011 and gross gains of $0.9 million were realized on the sales during the three months ended March 31, 2010.  Proceeds from calls of securities available for sale were $10.0 million and $5.0 million for the three months ended March 31, 2011 and 2010, respectively.

Securities having a fair value of approximately $238.2 million and $277.9 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the three months ended March 31, 2011 or the year ended December 31, 2010.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York.  Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $1.3 million in FHLB, ACBB and FRB stock at March 31, 2011 and December 31, 2010.  These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		March 31, 2011 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$35,617		$35,617
State and municipal obligations	47,082		47,082
U.S. GSE residential mortgage-backed securities	85,739		85,739
U.S. GSE residential collateralized mortgage obligations	157,526		157,526
Total available for sale	$325,964		$325,964

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$41,333		$41,333
State and municipal obligations	48,065		48,065
U.S. GSE residential mortgage-backed securities	80,171		80,171
U.S. GSE residential collateralized mortgage obligations	153,970		153,970
Total available for sale	$323,539		$323,539

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
March 31, 2011 Using:
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

For impaired and TDR loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in current accounting guidance. There were no impaired or TDR loans with an allocated allowance for loan losses at March 31, 2011. Impaired loans with allocated allowance for loan losses at December 31, 2010, had a carrying amount of $693,000, which is made up of the outstanding balance of $700,000, net of a valuation allowance of $7,000. This resulted in an additional provision for loan losses of $7,000 that is included in the amount reported on the income statement as of December 31, 2010.

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

Restricted Stock: It is not practicable to determine the fair value of FHLB, Atlantic Central Banker’s Bank and FRB stock due to restrictions placed on its transferability.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of March 31, 2011 and December 31, 2010.

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

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$14,320	$14,320	$21,598	$21,598
Interest bearing deposits with banks	40,351	40,351	1,320	1,320
Securities available for sale	325,964	325,964	323,539	323,539
Securities restricted	1,284	n/a	1,284	n/a
Securities held to maturity	141,348	141,791	147,965	148,144
Loans, net	513,659	528,988	495,563	513,344
Accrued interest receivable	4,409	4,409	4,153	4,153

Financial liabilities:
Demand and other deposits	965,946	966,685	916,993	917,786
Federal funds purchased and Federal Home Loan Bank overnight borrowings	—	—	5,000	5,000
Repurchase agreements	16,332	17,362	16,370	17,383
Junior Subordinated Debentures	16,002	14,547	16,002	14,783
Accrued interest payable	367	367	433	433

7. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	March 31, 2011	December 31, 2010
Commercial real estate mortgage loans	$251,019	$245,265
Residential real estate mortgage loans	147,261	140,986
Commercial, financial, and agricultural loans	98,209	97,663
Installment/consumer loans	10,104	9,659
Real estate construction and land loans	15,651	9,928
Total loans	522,244	503,501
Net deferred loan costs and fees	430	559
	522,674	504,060
Allowance for loan losses	(9,015)	(8,497)
Net loans	$513,659	$495,563

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

The following table represents loans by class categorized by internally assigned risk grades as of March 31, 2011 and December 31, 2010:

	Grades:
March 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$119,446	$5,517	$3,656	$—	$128,619
Non-owner occupied	106,926	6,955	8,519	—	122,400
Residential real estate:
First lien	80,622	—	714	1,254	82,590
Home equity	62,347	—	2,029	295	64,671
Commercial:
Secured	47,659	1,816	2,996	—	52,471
Unsecured	43,235	1,429	1,074	—	45,738
Installment/consumer loans	9,929	175	—	—	10,104
Real estate construction and land loans	7,816	701	6,884	250	15,651
Total loans	$477,980	$16,593	$25,872	$1,799	$522,244

	Grades:
December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$110,395	$4,892	$4,298	$—	$119,585
Non-owner occupied	107,095	7,652	10,683	250	125,680
Residential real estate:
First lien	71,686	—	1,194	1,269	74,149
Home equity	64,708	—	1,834	295	66,837
Commercial:
Secured	49,146	1,949	3,212	—	54,307
Unsecured	41,058	1,072	1,226	—	43,356
Installment/consumer loans	9,484	175	—	—	9,659
Real estate construction and land loans	6,020	223	3,685	—	9,928
Total loans	$459,592	$15,963	$26,132	$1,814	$503,501

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans, as defined by ASC 310-10:

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$—	$495	$495	$128,124	$128,619
Non-owner occupied	3,343	—	228	3,571	118,829	122,400
Residential real estate:
First lien	—	—	1,254	1,254	81,336	82,590
Home equity	764	263	1,906	2,933	61,738	64,671
Commercial:
Secured	—	—	—	—	52,471	52,471
Unsecured	55	295	163	513	45,225	45,738
Installment/consumer loans	2	—	11	13	10,091	10,104
Real estate construction and land loans	204	—	3,414	3,618	12,033	15,651
Total loans	$4,368	$558	$7,471	$12,397	$509,847	$522,244

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$511	$—	$511	$119,074	$119,585
Non-owner occupied	—	—	478	478	125,202	125,680
Residential real estate:
First lien	151	165	1,747	2,063	72,086	74,149
Home equity	782	298	1,696	2,776	64,061	66,837
Commercial:
Secured	10	—	—	10	54,297	54,307
Unsecured	105	—	32	137	43,219	43,356
Installment/consumer loans	10	5	86	101	9,558	9,659
Real estate construction and land loans	—	—	2,686	2,686	7,242	9,928
Total loans	$1,058	$979	$6,725	$8,762	$494,739	$503,501

There were no loans 90 days or more past due that were still accruing interest at March 31, 2011 and December 31, 2010.

Impaired Loans

As of March 31, 2011 and December 31, 2010, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $10.7 million and $9.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

Nonaccrual loans were $7.5 million or 1.43% of total loans at March 31, 2011 and were $6.7 million or 1.34% of total loans at December 31, 2010. Approximately $4.7 million of the nonaccrual loans at March 31, 2011 and at December 31, 2010, represent troubled debt restructured loans. As of March 31, 2011 one of the borrowers with loans totaling $1.5 million are complying with the modified terms of the loans and are currently making payments. Another borrower with loans totaling $3.2 million is past due and the Bank has initiated the foreclosure process. Total troubled debt restructured loans are secured with collateral that has a fair value of $7.2 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has one borrower with TDR loans of $3.2 million at March 31, 2011 and December 31, 2010, that are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loans were determined to be impaired during the third quarter of 2008 and since that determination $0.3 million of interest income has been recognized.

The following table represents impaired loans by class at March 31, 2011 and December 31, 2010:

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,681	$3,693	$—	$3,732	$312
Non-owner occupied	228	228	—	228	—
Residential real estate:
First lien	1,254	1,329	—	1,262	—
Home equity	1,906	1,993	—	1,979	—
Commercial:
Secured	—	—	—	—	—
Unsecured	163	163	—	165	—
Installment/consumer loans	11	12	—	12	—
Real estate construction and land loans	3,414	3,671	—	3,414	—
Total with no related allowance recorded	$10,657	$11,089	$—	$10,792	$312

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,219	$3,219	$—
Non-owner occupied	478	599	—
Residential real estate:
First lien	1,747	1,829	—
Home equity	996	996	—
Commercial:
Secured	—	—	—
Unsecured	32	35	—
Installment/consumer loans	86	86	—
Real estate construction and land loans	2,686	2,800	—
Total with no related allowance recorded	$9,244	$9,564	$—

With an allowance recorded:
Residential real estate - Home equity	$700	$700	$7
Total with an allowance recorded:	$700	$700	$7

Total:
Commercial real estate:
Owner occupied	$3,219	$3,219	$—
Non-owner occupied	478	599	—
Residential real estate:
First lien	1,747	1,829	—
Home equity	1,696	1,696	7
Commercial:
Secured	—	—	—
Unsecured	32	35	—
Installment/consumer loans	86	86	—
Real estate construction and land loans	2,686	2,800	—
Total	$9,944	$10,264	$7

Residential home equity loans represent the only class of impaired loans with a related allowance recorded at December 31, 2010. The average recorded investment in the impaired loans was $10.1 million for the year ended December 31, 2010. At March 31, 2011, each impaired loan was analyzed and written down to its net realizable value if the loan balance was higher than the net realizable value of its associated collateral.

The Bank had no foreclosed real estate at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

8. ALLOWANCE FOR LOAN LOSSES

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, owner and non-owner occupied; residential real estate mortgages, first lien and home equity; commercial loans, secured and unsecured; installment/consumer loans; and real estate construction and land loans. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures, and concentrations in the portfolio when determining the allowances for each pool. In addition, we evaluate and consider the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2011, December 31, 2010 and March 31, 2010, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table sets forth changes in the allowance for loan losses:

	For the Three Months Ended		For the Year Ended
(In thousands)	March 31, 2011	March 31, 2010	December 31, 2010
Beginning balance	$8,497	$6,045	$6,045
Provision for loan loss	700	1,300	3,500
Net charge-offs	(182)	(313)	(1,048)
Ending balance	$9,015	$7,032	$8,497

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of March 31, 2011 and December 31, 2010. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

March 31, 2011	Commercial Real Estate Mortgage Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Unallocated	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$3,443	$1,642	$2,804	$423	$185	$—	$8,497
Charge-offs	—	(88)	(21)	(90)	—	—	(199)
Recoveries	—	2	11	4	—	—	17
Provision	72	819	(331)	(43)	183	—	700
Ending Balance	$3,515	$2,375	$2,463	$294	$368	$—	$9,015

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$3,515	$2,375	$2,463	$294	$368	$—	$9,015

Loans	$251,019	$147,261	$98,209	$10,104	$15,651		$522,244

Ending balance: individually evaluated for impairment	$3,909	$3,157	$105	$—	$3,414		$10,585

Ending balance: collectively evaluated for impairment	$247,110	$144,104	$98,104	$10,104	$12,237		$511,659

December 31, 2010	Commercial Real Estate Mortgage Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Unallocated	Total
(In thousands)
Allowance for Loan Losses	$3,443	$1,642	$2,804	$423	$185	$—	$8,497

Ending balance: individually evaluated for impairment	$—	$7	$—	$—	$—	$—	$7

Ending balance: individually evaluated for impairment	$3,443	$1,635	$2,804	$423	$185	$—	$8,490

Loans	$245,265	$140,986	$97,663	$9,659	$9,928		$503,501

Ending balance: individually evaluated for impairment	$6,197	$3,443	$102	$4	$2,686		$12,432

Ending balance: individually evaluated for impairment	$239,068	$137,543	$97,561	$9,655	$7,242		$491,069

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

The Company made a $227,833 contribution to the pension plan during the three months ended March 31, 2011.  There were no contributions made to the SERP during the three months ended March 31, 2011. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $28,000 during the three months ended March 31, 2011.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended March 31,
	Pension Benefits		SERP Benefits
(In thousands)	2011	2010	2011	2010
Service cost	$227	$190	$27	$24
Interest cost	119	107	14	15
Expected return on plan assets	(188)	(168)	—	—
Amortization of net loss	25	26	—	—
Amortization of unrecognized prior service cost	2	2	—	—
Amortization of unrecognized transition (asset) obligation	—	—	7	7
Net periodic benefit cost	$185	$157	$48	$46

10.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At March 31, 2011, March 31, 2010 and December 31, 2010, securities sold under agreements to repurchase totaled $16.3 million, $16.5 million, and $16.4 million respectively and were secured by U.S. GSE, mortgage-backed securities and collateralized mortgage obligations with a carrying amount of $21.7 million, $21.5 million and $22.3 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.3 million maturing during the second quarter 2011, $5.0 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015.  At maturity, the securities underlying the agreements are returned to the Company.  Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the three months ended		For the year ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	December 31, 2010
Average daily balance	$16,366	$15,525	$16,648
Average interest rate	3.30%	2.80%	3.10%
Maximum month-end balance	$16,332	$16,535	$17,192
Weighted average interest rate	3.26%	3.23%	3.21%

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

12.  BUSINESS COMBINATIONS

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

The acquisition, which has been unanimously approved by the boards of directors of the Company and Hamptons State Bank, is subject to the approval of Hamptons State Bank shareholders and the approval of bank regulatory authorities, as well as other customary conditions.  On April 25, 2011, the Company received notification of regulatory approval from its primary regulator, the Office of the Comptroller of the Currency. The transaction is expected to close in the second quarter of 2011.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-2”).  ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a troubled debt restructuring (“TDR”) outlined in Accounting Standards Codification (“ASC”) No. 310-40, “Receivables—Troubled Debt Restructurings by Creditors,” by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR.  This update is effective the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of ASU 2011-2 is not expected to have a material effect.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”).  ASU 2010-20 requires companies to provide a greater level of disaggregated information regarding: (1) the credit quality of their financing receivables; and (2) their allowance for credit losses. ASU 2010-20 further requires companies to disclose credit quality indicators, past due information, and modifications of their financing receivables. For public companies, ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. ASU 2010-20 encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  Adoption of ASU 2010-20 did not have a material impact on the Company.

In January 2010, FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”).  ASU 2010-6 required new disclosures related to transfers in and out of fair value hierarchy Levels 1 and 2, as well as certain activities for assets whose fair value is measured under the Level 3 hierarchy. ASU 2010-6 also provided amendments clarifying the level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”).  Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company.  Words such as “expects, “ “believes,”  “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimated,” “assumes,” “likely,” and variation of such similar expressions are intended to identify such forward-looking statements.  Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company and Hamptons State Bank, including earnings growth; revenue growth in retail banking lending and other areas; origination volume in the consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the title abstract subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies.  For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to,   changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; the growth opportunities and cost savings anticipated from the Hamptons State Bank merger may not be fully realized or may take longer than expected; operating costs, customer losses and business disruptions may occur following the Hamptons State Bank merger; and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010 and in other reports filed by the Company with the Securities and Exchange Commission.   The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Quarterly Highlights

•                  Net income of $2.2 million or $0.34 per diluted share, including $0.2 million in acquisition costs, net of tax, associated with the proposed Hamptons State Bank (“HSB”) merger announced on February 8, 2011. Net income excluding the impact of acquisition costs, net of tax, of $0.2 million was $2.3 million or $0.36 per diluted share for the quarter ended March 31, 2011 as compared to net income of $2.1 million or $0.34 per diluted share for the first quarter 2010. (a)

•                  Returns on average assets and equity were 0.83% and 13.64%, respectively. Returns on average assets and equity, excluding the impact of acquisition costs, net of tax, of $0.2 million were 0.89% and 14.65%, respectively. (a)

•                  Net interest income increased to $9.8 million for the first quarter of 2011 compared to $8.8 million in 2010.

•                  Net interest margin was 4.14% for the first quarter of 2011 compared to 4.34% for the 2010 period.

•                  Total loans at March 31, 2011 of $522.7 million, increased $18.6 million or 3.7% over December 31, 2010 and increased $66.7 million or 14.6% over March 31, 2010.

•                  Total assets of $1.07 billion at March 31, 2011, increased $46.5 million or 4.5% compared to December 31, 2010 and increased $151.8 million or 16.4% compared to March 31, 2010.

•                  Deposits of $965.9 million, increased $49.0 million or 5.3% over December 31, 2010 and increased $158.7 million or 19.7% compared to March 31, 2010 levels.

•                  Allowance for loan losses increased as a percentage to Loans to 1.72% as of March 31, 2011compared to 1.69% at December 31, 2010 and 1.54% at March 31, 2010.

•                  Tier 1 Capital increased $6.3 million to $81.7 million as of March 31, 2011, compared to March 31, 2010.

•                  A cash dividend of $0.23 per share was declared for the first quarter of 2011.

(a)              Net income, returns on average assets and equity excluding the impact of acquisition costs, net of tax, of $0.2 million is a non-GAAP financial measure that management believes provides investors with information that is useful in understanding the Bank’s financial performance. These financial measures should not be considered in isolation or as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP financial measures which may be presented by other bank holding companies.

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

The acquisition, which has been unanimously approved by the boards of directors of the Company and Hamptons State Bank, is subject to the approval of Hamptons State Bank shareholders and the approval of bank regulatory authorities, as well as other customary conditions.  On April 25, 2011, the Company received notification of regulatory approval from its primary regulator, the Office of the Comptroller of the Currency. The transaction is expected to close in the second quarter of 2011.

Current Environment

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed by the President. The Act permanently raised the current standard maximum deposit insurance amount to $250,000. Section 331(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires the FDIC to change the definition of the assessment base from which assessment fees are determined. The new definition for the assessment base is the average consolidated total assets of the insured depository institution less the average tangible equity of the insured depository institution. A reduction in the assessment rate is anticipated since the assessment base will increase for many institutions. The new methodology becomes effective on April 1, 2011 and the Company anticipates a reduction in its FDIC assessment fees of approximately $0.3 million in 2011. The new financial reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase the cost of operations. Refer to Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010 for more detailed information related to this new regulation.

Opportunities and Challenges

Since the second half of 2007 and continuing through 2010, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. As a result the yield on loans and investment securities has declined. The squeeze between declining asset yields and more slowly declining liability pricing has impacted margins.  Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks. From April 2010 through April 2011 the Federal Reserve decided to maintain the federal funds target rate between 0 and 25 basis points due to a continued national depressed housing market and tight credit markets.

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

As the Bank approaches the closing of its first acquisition and the opportunities it brings, management looks forward to delivering its community banking model to the Hamptons State Bank customers and to all customers in the Bank’s expanded branch network. The Bank offers competitive products and services delivered by local bankers who have the expertise and authority to make prudent decisions for the Bank and the customer. Management’s execution of this community banking model continues to be successful as evidenced by the Bank’s profitable growth.

Market opportunities are not without certain challenges, risks and concerns. Management operates its business within the larger backdrop of the national, regional and local economies and, depending how the local economy is defined, the differences can be striking. Management must also navigate an ever-changing, but increasingly restrictive regulatory landscape.  Although the economy generally appears to be improving, concerns remain about the depth and breadth of the improvement. The closely monitored statistics and indicators show mixed signals; employment is gradually improving, while unemployment remains at elevated levels; the housing recovery seems to have slowed, as some activity was artificially moved forward by tax incentives. Additionally, inflation as measured by food and energy, critical costs for most consumers, is high. Locally, the state and local budget realities could lead to possible increases in taxes and use fees, further burdening consumers and small business owners.  Finally, on a very local level, certain aspects of the economy appear to be doing better than others. These mixed signals impact management’s strategic approach. Management remains cautious in its real estate valuations and diligent in its underwriting. However, the Bank continues to seek opportunities to expand its customer base by adding well run businesses that have demonstrated their ability to navigate in turbulent economic times.

The regulatory process continues to evolve and the Dodd-Frank legislation is beginning to deliver the expected myriad of new rules, regulations and related compliance and process changes. This is not unexpected, but it will be costly in time, talent and resources. Management will continue to collaborate with its primary regulator to ensure compliance with current requirements and interpretations. Ultimately, the Bank must maintain its strong risk management culture and adhere to the core principles that have served this organization since 1910.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, owner and non-owner occupied; residential real estate mortgages, first lien and home equity; commercial loans, secured and unsecured; installment/consumer loans; and real estate construction and land loans. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures, and concentrations in the portfolio when determining the allowances for each pool. In addition, we evaluate and consider the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2011, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended March 31, 2011 was $2.2 million or $0.34 per diluted share as compared to $2.1 million or $0.34 per diluted share for the same period in 2010.  Changes for the three months ended March 31, 2011 compared to March 31, 2010 include: (i) $1.0 million or 10.8% increase in net interest income; (ii) a $0.6 million or 46.2% decrease in the provision for loan losses; (iii) $0.7 million or 34.0% decrease in total non interest income as a result of net securities gains of $0.9 million recognized in March 2010, lower title insurance revenue and lower other operating income. Conversely, the Company recognized higher service charges of $0.1 million and higher fees for other customer services of $0.1 million; (iv) $0.8 million or 12.2% increase in total non interest expenses due to a $0.3 million increase in salaries and employee benefits related to increased staffing and related benefits, a $0.1 million increase in net occupancy expense and furniture and fixtures related to new branches, and a $0.4 million increase in other operating expenses primarily due to the acquisition costs of $0.2 million associated with the proposed merger with Hampton State Bank, higher professional fees, and the establishment of an allowance for off balance sheet commitments.  The provision for loan losses of $0.7 million was recorded during the quarter and resulted in increased reserve coverage levels.  The coverage ratio of the allowance for loan losses to loans increased to 1.72%. The level of the provision for 2011 takes into consideration the continued growth and composition of the loan portfolio, the overall industry trends as well as the current economic environment. The effective income tax rate was 31.0% for the quarter ended March 31, 2011 compared to 32.0% for the same period last year.

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

	Three months ended March 31,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$502,019	$7,955	6.43%	$446,147	$7,282	6.62%
Mortgage-backed securities	269,668	2,316	3.48	231,851	2,529	4.42
Tax exempt securities (1)	110,419	1,108	4.07	94,648	876	3.75
Taxable securities	83,456	586	2.85	61,116	403	2.67
Federal funds sold	—	—	—	7,059	5	0.29
Deposits with banks	30,130	18	0.24	13,118	9	0.28
Total interest earning assets	995,692	11,983	4.88	853,939	11,104	5.27
Non interest earning assets:
Cash and due from banks	16,244			15,066
Other assets	41,807			35,701
Total assets	$1,053,743			$904,706

Interest bearing liabilities:
Savings, NOW and money market deposits	$578,582	$966	0.68%	$455,711	$874	0.78%
Certificates of deposit of $100,000 or more	89,030	243	1.11	85,345	394	1.87
Other time deposits	41,474	127	1.24	52,825	250	1.92
Federal funds purchased and repurchase agreements	17,144	134	3.17	16,314	108	2.68
Junior Subordinated Debentures	16,002	342	8.67	16,002	341	8.64
Total interest bearing liabilities	742,232	1,812	0.99	626,197	1,967	1.27
Non interest bearing liabilities:
Demand deposits	242,406			214,629
Other liabilities	4,895			6,154
Total liabilities	989,533			846,980
Stockholders’ equity	64,210			57,726
Total liabilities and stockholders’ equity	$1,053,743			$904,706

Net interest income/interest rate spread (2)		10,171	3.89%		9,137	4.00%

Net interest earning assets/net interest margin (3)	$253,460		4.14%	$227,742		4.34%

Ratio of interest earning assets to interest bearing liabilities			134.15%			136.37%

Less: Tax equivalent adjustment		(387)			(306)

Net interest income		$9,784			$8,831

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

	Three months ended March 31,
	2011 Over 2010
	Changes Due To
(In thousands)	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (including loan fee income)	$1,946	$(1,273)	$673
Mortgage-backed securities	1,797	(2,010)	(213)
Tax exempt securities (1)	154	78	232
Taxable securities	155	28	183
Federal funds sold	(3)	(2)	(5)
Deposits with banks	17	(8)	9
Total interest earning assets	4,066	(3,187)	879

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	691	(599)	92
Certificates of deposit of $100,000 or more	110	(261)	(151)
Other time deposits	(47)	(76)	(123)
Federal funds purchased and repurchase agreements	6	20	26
Junior subordinated debentures	—	1	1
Total interest bearing liabilities	760	(915)	(155)
Net interest income	$3,306	$(2,272)	$1,034

(1) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended March 31, 2011 and March 31, 2010

Net interest income was $9.8 million for the three months ended March 31, 2011 compared to $8.8 million for the same period in 2010, an increase of $1.0 million or 10.8%. Net interest margin was 4.14%, lower as compared to 4.34% for the quarter ended March 31, 2010 but still above peer levels with earning assets yielding 4.88%, and an overall funding cost of .75%, including demand deposits. This decrease was primary due to lower yields on loans, mortgage-backed securities and collateralized mortgage obligations.  The yield on interest earning assets decreased approximately 39 basis points which was partly offset by the cost of interest bearing liabilities, which decreased approximately 28 basis points during the first quarter of 2011 compared to 2010. The increase in average total deposits of $143.0 million primarily funded lower yielding securities, which grew $75.9 million, while average net loans increased $55.9 million from the comparable 2010 quarter.

For the three months ended March 31, 2011, average loans grew by $55.9 million or 12.5% to $502.0 million as compared to $446.1 million for the same period in 2010.  Real estate mortgage loans primarily contributed to the growth.  The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended March 31, 2011, average total securities increased by $75.9 million or 19.6% to $463.5 million as compared to $387.6 million for the three months ended March 31, 2010. There were no federal funds sold for the three month ended March 31, 2011. Average federal funds sold were $7.1 million for the three months ended March 31, 2010. The decrease in the average federal funds sold for the three months ended March 31, 2011 was offset by the growth in average interest earning cash of $17.0 million for the three months ended March 31, 2011 from $13.1 million in 2010 to $30.1 million in 2011.

Average total interest bearing liabilities were $742.2 billion for the three months ended March 31, 2011 compared to $626.2 million for the same period in 2010.  The Bank grew deposits as a result of opening three new branches during 2010 as well as building new relationships in existing markets. Since the fourth quarter of 2009, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.99% for the three months ended March 31, 2011 from 1.27% for the same period in 2010.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended March 31, 2011, average total deposits increased by $143.0 million or 17.7% to $951.5 million from $808.5 million from the for the same period in 2010.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $122.9 million or 27.0% to $578.6 million for the three months ended March 31, 2011 compared to $455.7 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $7.7 million or 5.5% to $130.5 million for 2011 as compared to $138.2 million for the same period last year.  Average balances in demand deposits increased $27.8 million or 12.9% to $242.4 million for 2011 as compared to $214.6 million for the same period last year. Average public fund deposits comprised 22.06% of total average deposits during the three months ended March 31, 2011 and 21.8% of total average deposits for the same period in 2010.  Average federal funds purchased and repurchase agreements increased $0.8 million or 5.1% to $17.1 million for the three months ended March 31, 2011 as compared to $16.3 million for the same period in the prior year.

Total interest income increased $0.8 million or 7.4% to $11.6 million for the three months ended March 31, 2011 from $10.8 million for the same period in 2010.  Interest income on loans increased $0.7 million or 9.2% to $8.0 million for the three months ended March 31, 2011 from $7.3 million for the same period in 2010. The yield on average loans was 6.4% for 2011 as compared to 6.6% in 2010.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.1 million to $3.6 million for the three months ended March 31, 2011 compared to $3.5 million for the same period in 2010.  Interest income on securities included net amortization of premium of $0.6 million in the 2011 compared to net amortization of premium of $0.3 million for the same period in 2010.  The tax adjusted average yield on total securities decreased to 3.5% in 2011 from 4.0% in 2010.

Interest expense decreased $0.2 million to $1.8 million for the three months ended March 31, 2011 compared to $2.0 million for the same period in 2010. The interest expense in 2011 and 2010 reflects $0.3 million of interest paid related to $16.0 million of junior subordinated debentures which was partly offset by a reduction in interest rates on deposit products through prudent management of deposit pricing.

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

Loans of approximately $44.3 million or 8.5% of total loans at March 31, 2011 were classified as potential problem loans compared to $43.9 million or 8.7% at December 31, 2010 and $39.0 million or 8.6% at March 31, 2010. Potential problem loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are classified as potential problem loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.

At March 31, 2011, approximately $24.6 million of these loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $24.6 million of CRE loans, $23.9 million were current and $0.7 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees.  At March 31, 2011, approximately $4.3 million of classified loans were residential real estate loans with $2.7 million current and $1.6 million past due. Commercial, financial, and agricultural loans represented $7.3 million of classified loans and $6.8 million was current and $0.5 million was past due. Approximately $7.8 million of classified loans represented real estate construction and land loans with $4.2 million current and $3.6 million past due. All real estate construction and land loans were well secured with collateral. The remaining $0.2 million in classified loans are consumer loans that are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.

CRE loans represented $251.0 million or 48.1% of the total loan portfolio at March 31, 2011 compared to $245.3 million or 48.7% at December 31, 2010. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and appears to have stabilized during 2010. The estimated decline in residential and commercial real estate values range from 15-20% from the 2007 levels, depending on the nature and location of the real estate.

As of March 31, 2011 and December 31, 2010, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $10.7 million and $9.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired and TDR loans, the Bank evaluates the fair value of the loan in accordance with FASB ASC 310-10-35-22.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. For unsecured loans, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans increased $0.8 million to $7.5 million or 1.43% of total loans at March 31, 2011 from $6.7 million or 1.34% of total loans at December 31, 2010. Approximately $4.7 million of the nonaccrual loans at March 31, 2011 represent troubled debt restructured loans. As of March 31, 2011 one of the borrowers with loans totaling $1.5 million is complying with the modified terms of the loans and is currently making payments. Another borrower with loans totaling $3.2 million is past due and the Bank has initiated the foreclosure process. Total troubled debt restructured loans are secured with collateral that has a fair value of $7.2 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has one borrower with TDR loans of $3.2 million at March 31, 2011 and December 31, 2010, that are current and are secured with collateral that has a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to this debtor. The loans were determined to be impaired during the third quarter of 2008 and since that determination $0.3 million of interest income has been recognized.

The average recorded investment in the impaired loans during the three months ended March 31, 2011was $10.8 million and was $10.1 million for the year ended December 31, 2010. At March 31, 2011, each impaired loan was analyzed and written down to its net realizable value if the loan balance was higher than the net realizable value of its associated collateral. There was not an allocation of the allowance for loan losses allocated to impaired loans as of March 31, 2011. The amount of the allowance for loan losses allocated to impaired loans as of December 31, 2010 was $7,000.

The Bank had no foreclosed real estate at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

The following table sets forth impaired loans by loan type:

	March 31,	December 31,
(In thousands)	2011	2010
Nonaccrual Loans:
Commercial real estate mortgage loans	$723	$478
Residential real estate mortgage loans	1,611	1,401
Commercial, financial and agricultural loans	163	32
Installment/consumer loans	11	86
Real estate construction and land loans	250	—
Total	2,758	1,997

Restructured Loans:
Commercial real estate mortgage loans	3,186	3,219
Residential real estate mortgage loans	1,549	2,042
Commercial, financial and agricultural loans	—	—
Installment/consumer loans	—	—
Real estate construction and land loans	3,164	2,686
Total	7,899	7,947

Total Impaired Loans	$10,657	$9,944

Restructured loans totaled $7.9 million as of March 31, 2011, of which $4.7 million of the restructured loans were nonaccrual as of March 31, 2011.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in our loan portfolio, and the net charge-offs, a provision for loan losses of $0.7 million was recorded during the three months ended March 31, 2011 compared to a provision for loan loss of $1.3 million that was recorded during the same period in 2010. The Bank recognized net charge-offs in the amount of $0.2 million for the three months ended March 31, 2011 as compared to $0.3 million for the same period in 2010. The allowance for loan losses increased to $9.0 million at March 31, 2011, as compared to $8.8 million at December 31, 2010 and $7.0 million at March 31, 2010.  As a percentage of total loans, the allowance increased to 1.72% at March 31, 2011 compared to 1.69% at December 31, 2010 and 1.54% at March 31, 2010.  Management continues to carefully monitor the loan portfolio as well as local real estate trends. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

The following table sets forth changes in the allowance for loan losses:

	For the	For the
	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2011	December 31, 2010
Allowance for loan losses balance at beginning of period	$8,497	$6,045

Charge-offs:
Commercial real estate mortgage loans	—	73
Residential real estate mortgage loans	88	20
Commercial, financial and agricultural loans	21	879
Installment/consumer loans	90	148
Real estate construction and land loans	—	—
Total	199	1,120

Recoveries:
Commercial real estate mortgage loans	—	—
Residential real estate mortgage loans	2	4
Commercial, financial and agricultural loans	11	56
Installment/consumer loans	4	12
Real estate construction and land loans	—	—
Total	17	72

Net charge-offs	(182)	(1,048)
Provision for loan losses charged to operations	700	3,500
Balance at end of period	$9,015	$8,497

Ratio of net charge-offs during period to average loans outstanding	(0.14)%	(0.23)%

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	March 31,		December 31,
	2011		2010
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$3,515	48.1%	$3,443	48.7%
Residential real estate mortgage loans	2,375	28.2	1,642	28.0
Commercial, financial and agricultural loans	2,463	18.8	2,804	19.4
Installment/consumer loans	294	1.9	423	1.9
Real estate construction and land loans	368	3.0	185	2.0
Total	$9,015	100.0%	$8,497	100.0%

Non Interest Income

Total non interest income decreased $0.7 million or 34.0% to $1.5 million for the three months ended March 31, 2011 compared to $2.2 million for the same period in 2010.  The decline was primarily the result of net securities gains of $0.9 million recognized in March 2010.  Title fee income related to Bridge Abstract decreased $0.1 million or 20.0% to $0.2 million for the three months ended March 31, 2011 compared to $0.3 million for the same period in 2010. The decrease was attributable to lower volume in the number of transactions processed. Service charges on deposit accounts increased $0.1 million or 17.9% to $0.7 million for the three months ended March 31, 2011 from $0.6 million for the same period in 2010. Fees for other customer services were $0.5 million and represented an increase of $0.1 million or 27.7% from $0.4 million for the same period last year primarily related to higher electronic banking and investment services income.

Non Interest Expense

Total non interest expense increased $0.8 million or 12.2% to $7.4 million during the three months ended March 31, 2011 from $6.6 million over the same period in 2010.  The primary components of these increases were higher salaries and employee benefits, net occupancy expense, furniture and fixture expenses, FDIC assessments and other operating expenses. Salary and benefit expense increased $0.4 million or 8.8% to $4.2 million for the three months ended March 31, 2011 from $3.8 million for the same period in 2010. The increase reflects filling vacant positions, hiring new employees to support the Company’s expanding infrastructure and new branch offices, and related employee benefit costs.  Net occupancy expense increased $0.1 million or 10.0% to $0.8 million for the three months ended March 31, 2011 from $0.7 million for the same period in 2010. Higher net occupancy expenses were due to increases in maintenance and supplies, and rent expense related to the new branch offices in 2011 as well as annual rent increases in other branch locations. Other operating expenses increased $0.1 million or 8.8% to $1.6 million for the three months ended March 31, 2011 compared to $1.5 million for the same period in 2010 primarily due to increased professional fees and the establishment of an allowance for off balance sheet commitments. Acquisition costs of $0.2 million relate to the proposed merger with Hamptons State Bank.

Income Taxes

The provision for income taxes remained the same at $1.0 million during the three months ended March 31, 2011 and 2010. The effective tax rate for the three months ended March 31, 2011 decreased to 31.0% from 32.0% for the same period last year. The reduction in the effective tax rate was a result of a higher percentage of interest income from tax exempt securities.

Financial Condition

Assets totaled $1.07 billion at March 31, 2011, an increase of $46.5 million or 4.5% from $1.03 billion at December 31, 2010.  This change is primarily a result of an increase in total cash and cash equivalents of $31.8 million or 138.6%, an increase in net loans of $18.1 million or 3.7% as well as an increase in accrued interest receivable and other assets partially offset by a decrease of $4.2 million or 0.9% in total securities. Cash and due from banks decreased $7.3 million or 33.7% and interest earnings deposits with banks increased $39.0 million or 2956.9%. Total deposits grew $48.9 million to $965.9 million at March 31, 2011 compared to $917.0 million at December 31, 2010. Demand deposits increased $8.7 million to $248.0 million as of March 31, 2011 compared to $239.3 million at December 31, 2010. Savings, NOW and money market deposits increased $42.0 million to $586.5 million at March 31, 2011 from $544.5 million at December 31, 2010.  Certificates of deposit of $100,000 or more increased $0.5 million or 0.6% to $91.1 million as of March 31, 2011 compared to $90.6 million at December 31, 2010. Other time deposits decreased $2.3 million to $40.3 million from $42.6 million. There were no federal funds purchased as of March 31, 2011 as compared to $5.0 million at December 31, 2010. Repurchase agreements decrease $0.1 million or 0.23% to $16.3 million as of March 31, 2011 compared to $16.4 million at December 31, 2010. Junior subordinated debentures remained at $16.0 million at March 31, 2011 and December 31, 2010. Accrued interest payable remained at $0.4 million at March 31, 2011 and December 31, 2010. Other liabilities and accrued expenses increased $1.4 million to $9.3 million at March 31, 2011 from $7.9 million at December 31, 2010. Total stockholders’ equity was $66.9 million at March 31, 2011, an increase of $1.2 million or 1.8% from December 31, 2010, primarily due to net income of $2.2 million, proceeds from the issuance of common stock under the Dividend Reinvestment Plan of $0.8 million and stock based compensation expense of $0.3 million which was partially offset by the declaration of dividends totaling $1.5 million and the change in unrealized net gains in securities available for sale of $0.5 million.

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

The Holding Company’s principal sources of liquidity included cash and cash equivalents of $2.3 million as of March 31, 2011, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During the three months ended March 31, 2011, the Bank did not pay a cash dividend to the Company. As of March 31, 2011, the Bank had $19.8 million of retained net income available for dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”).  The net proceeds will be used for general corporate purposes, primarily to provide additional capital to the Bank.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets.  At March 31, 2011, the Bank had aggregate lines of credit of $227.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements.  Of these aggregate lines of credit, $207.0 million is available on an unsecured basis.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank.  The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit.  As of March 31, 2011 and December 31, 2010, the Bank had no brokered certificates of deposit.  There were no overnight borrowings as of March 31, 2011 and $5 million in overnight borrowings as of December 31, 2010. The Bank had $16.3 million of securities sold under agreements to repurchase outstanding as of March 31, 2011 and $16.4 million of securities sold under agreements to repurchase outstanding as of December 31, 2010.  There were no advances outstanding as of March 31, 2011 and December 31, 2010 with the FHLB.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested overnight at the highest rate available at the Federal Reserve or in federal funds sold.  The Bank invested $39.9 million at the Federal Reserve as of March 31, 2011 and $0.9 million as of December 31, 2010. The Bank did not have overnight federal funds sold as of March 31, 2011 or December 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of March 31, 2011, the Company and the Bank met all capital adequacy requirements. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the three months ended March 31, 2011, was $0.8 million. Since the inception of the DRP Plan in April 2009 through March 31, 2011, the Company has issued 106,370 shares of common stock and raised $2.5 million in capital. In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”).  The TPS mature in 30 years, and carry a fixed distribution rate of 8.50%.  The TPS have a liquidation amount of $1,000 per security.  The Company has the right to redeem the TPS at par (plus any accrued but unpaid distributions) at any time after September 30, 2014.  Holders of the TPS may convert the TPS into shares of the Company’s common stock at a conversion price equal to $31.00 per share, which represents 125% of the average closing price of the Company’s common stock over the 20 trading days ended on October 14, 2009.  Each $1,000 in liquidation amount of the TPS is convertible into 32.2581 shares of the Company’s common stock. As provided in the regulations, TPS are included in holding company Tier 1 capital (up to a limit of 25% of Tier 1 capital).

At March 31, 2011 and December 31, 2010, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)
As of March 31,	2011
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$89,963	13.6%	$52,962	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	81,678	12.3%	26,481	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	81,678	7.8%	42,126	4.0%	n/a	n/a

As of December 31,	2010
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$88,006	13.7%	$51,504	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	79,953	12.4%	25,752	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	79,953	7.9%	40,667	4.0%	n/a	n/a

Bridgehampton National Bank
As of March 31,	2011
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$88,407	13.4%	$52,891	8.0%	$66,113	10.0%
Tier 1 Capital (to risk weighted assets)	80,133	12.1%	26,445	4.0%	39,668	6.0%
Tier 1 Capital (to average assets)	80,133	7.6%	42,093	4.0%	52,616	5.0%

As of December 31,	2010
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$85,514	13.3%	$51,444	8.0%	$64,304	10.0%
Tier 1 Capital (to risk weighted assets)	77,470	12.1%	25,722	4.0%	38,583	6.0%
Tier 1 Capital (to average assets)	77,470	7.6%	40,639	4.0%	50,799	5.0%

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

Recent Regulatory and Accounting Developments

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-2”).  ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a troubled debt restructuring (“TDR”) outlined in Accounting Standards Codification (“ASC”) No. 310-40, “Receivables—Troubled Debt Restructurings by Creditors,” by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR.  This update is effective the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of ASU 2011-2 is not expected to have a material effect.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”).  ASU 2010-20 requires companies to provide a greater level of disaggregated information regarding: (1) the credit quality of their financing receivables; and (2) their allowance for credit losses. ASU 2010-20 further requires companies to disclose credit quality indicators, past due information, and modifications of their financing receivables. For public companies, ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. ASU 2010-20 encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  Adoption of ASU 2010-20 did not have a material impact on the Company.

In January 2010, FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”).  ASU 2010-6 required new disclosures related to transfers in and out of fair value hierarchy Levels 1 and 2, as well as certain activities for assets whose fair value is measured under the Level 3 hierarchy. ASU 2010-6 also provided amendments clarifying the level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Company.

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

At March 31, 2011, $414.6 million or 88.5% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in market interest rates could also affect the type (fixed-rate or adjustable-rate) and the amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at March 31, 2011:

	March 31, 2011		December 31, 2010
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(Dollars in thousands)	Interest Income		Interest Income
	$ Change	% Change	$ Change	% Change
200	$(1,649)	(4.11%)	$(2,022)	(5.13%)
100	$(686)	(1.71%)	$(872)	(2.21%)
Static	—	—	—	—
(100)	$282	0.70%	$183	0.46%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

BRIDGE BANCORP, INC.
Registrant

May 5, 2011	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

May 5, 2011	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer