Form 10-Q
period 2011-06-30
BRIDGE BANCORP INC
filed 2011-08-08
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 6,791,277 shares of common stock outstanding as of August 8, 2011.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$17,426	$21,598
Interest earning deposits with banks	12,491	1,320
Total cash and cash equivalents	29,917	22,918

Securities available for sale, at fair value	385,910	323,539
Securities held to maturity (fair value of $154,572 and $148,144, respectively)	152,807	147,965
Total securities	538,717	471,504

Securities, restricted	1,485	1,284

Loans	589,788	504,060
Allowance for loan losses	(9,494)	(8,497)
Loans, net	580,294	495,563

Premises and equipment, net	23,674	23,683
Accrued interest receivable	4,570	4,153
Goodwill	1,951	—
Core deposit intangible	350	—
Other assets	12,191	9,351
Total Assets	$1,193,149	$1,028,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$308,056	$239,314
Savings, NOW and money market deposits	608,047	544,470
Certificates of deposit of $100,000 or more	110,337	90,574
Other time deposits	45,904	42,635
Total deposits	1,072,344	916,993

Federal funds purchased and Federal Home Loan Bank overnight borrowings	—	5,000
Repurchase agreements	16,197	16,370
Junior subordinated debentures	16,002	16,002
Accrued interest payable	422	433
Other liabilities and accrued expenses	10,138	7,938
Total Liabilities	1,115,103	962,736

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,813,252 and 6,456,742 shares issued, respectively; 6,732,260 and 6,364,656 shares outstanding, respectively	68	64
Surplus	28,647	20,946
Retained earnings	49,622	46,463
Less: Treasury Stock at cost, 80,992 and 92,086 shares, respectively	(3,127)	(3,520)
	75,210	63,953
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($3,012) and ($2,336), respectively	4,576	3,549
Pension liability, net of deferred income taxes of $1,174 and $1,202, respectively	(1,740)	(1,782)
Total Stockholders’ Equity	78,046	65,720
Total Liabilities and Stockholders’ Equity	$1,193,149	$1,028,456

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of  Income (unaudited)

(In thousands, except per share amounts)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans (including fee income)	$8,564	$7,306	$16,519	$14,588
Mortgage-backed securities and collateralized mortgage obligations	2,385	2,378	4,701	4,907
State and municipal obligations	706	692	1,427	1,262
U.S. GSE securities	433	558	814	945
Corporate Bonds	186	—	373	—
Federal funds sold	—	—	—	5
Deposits with banks	41	11	59	19
Other interest and dividend income	18	12	36	29
Total interest income	12,333	10,957	23,929	21,755

Interest expense:
Savings, NOW and money market deposits	1,025	906	1,991	1,780
Certificates of deposit of $100,000 or more	245	325	488	664
Other time deposits	126	290	253	595
Federal funds purchased and repurchase agreements	135	141	269	249
Junior Subordinated Debentures	341	341	683	682
Total interest expense	1,872	2,003	3,684	3,970

Net interest income	10,461	8,954	20,245	17,785
Provision for loan losses	900	700	1,600	2,000
Net interest income after provision for loan losses	9,561	8,254	18,645	15,785

Non interest income:
Service charges on deposit accounts	833	782	1,566	1,404
Fees for other customer services	575	503	1,055	879
Title fee income	263	318	467	573
Net securities gains	135	412	135	1,303
Other operating income	19	14	56	72
Total non interest income	1,825	2,029	3,279	4,231

Non interest expense:
Salaries and employee benefits	4,399	3,978	8,574	7,815
Net occupancy expense	743	737	1,505	1,430
Furniture and fixture expense	308	298	614	581
FDIC assessments	193	279	501	574
Acquisition costs	386	—	619	—
Amortization of core deposit intangible	8	—	8	—
Other operating expenses	1,747	1,707	3,371	3,200
Total non interest expense	7,784	6,999	15,192	13,600

Income before income taxes	3,602	3,284	6,732	6,416
Income tax expense	1,126	1,035	2,096	2,037
Net income	$2,476	$2,249	$4,636	$4,379
Basic earnings per share	$0.38	$0.36	$0.71	$0.70
Diluted earnings per share	$0.38	$0.36	$0.71	$0.70
Comprehensive Income	$4,061	$3,071	$5,705	$4,946

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Comprehensive Income	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	$64	$20,946		$46,463	$(3,520)	$1,767	$65,720
Net income			$4,636	4,636			4,636
Proceeds from issuance of common stock	1	1,792			5		1,798
Shares issued in the acquisition of Hampton State Bank (273,479 shares)	3	5,847					5,850
Stock awards granted		(486)			486		—
Stock awards forfeited		37			(37)		—
Vesting of stock awards					(61)		(61)
Tax effect of stock plans		(1)					(1)
Share based compensation expense		512					512
Cash dividend declared, $0.23 per share				(1,477)			(1,477)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of deferred tax effects			1,027			1,027	1,027
Adjustment to pension liability, net of deferred taxes			42			42	42
Comprehensive Income			$5,705
Balance at June 30, 2011	$68	$28,647		$49,622	$(3,127)	$2,836	$78,046

	Common Stock	Surplus	Comprehensive Income	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	$ 64	$ 19,950		$43,110	$(4,791)	$ 3,522	$ 61,855
Net income			4,379	4,379			4,379
Proceeds from issuance of common stock		313			2		315
Stock awards granted		(541)			541		—
Vesting of stock awards					(5)		(5)
Exercise of stock options		(11)			28		17
Tax effect of stock plans		5					5
Share based compensation expense		430					430
Cash dividend declared, $0.46 per share				(2,895)			(2,895)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of deferred tax effects			525			525	525
Adjustment to pension liability, net of deferred taxes			42			42	42
Comprehensive Income			4,946
Balance at June 30, 2010	$64	$20,146		$44,594	$(4,225)	$4,089	$64,668

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

Six months ended June 30,	2011	2010
Cash flows from operating activities:
Net Income	$4,636	$4,379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,600	2,000
Depreciation and amortization	908	850
Net amortization on securities	1,055	558
Amortization of core deposit intangible	8	—
Share based compensation expense	512	430
Net securities gains	(135)	(1,303)
Increase in accrued interest receivable	(417)	(392)
(Increase) decrease in other assets	(59)	2,250
Increase in accrued expenses and other liabilities	1,918	351
Net cash provided by operating activities	10,026	9,123

Cash flows from investing activities:
Purchases of securities available for sale	(108,124)	(109,015)
Purchases of securities, restricted	(140)	(14)
Purchases of securities held to maturity	(38,689)	(88,802)
Proceeds from sales of securities available for sale	14,084	31,446
Redemption of securities, restricted	225	—
Maturities, calls and principal payments of securities available for sale	56,680	82,395
Maturities, calls and principal payments of securities held to maturity	33,493	28,951
Net increase in loans	(47,280)	(21,240)
Purchase of premises and equipment	(599)	(1,871)
Net cash acquired in business combination	2,309	—
Net cash used in investing activities	(88,041)	(78,150)

Cash flows from financing activities:
Net increase in deposits	98,411	65,928
Net decrease in federal funds purchased and FHLB overnight borrowings	(7,000)	—
Net decrease in FHLB term advances	(5,016)	—
Net (decrease) increase in repurchase agreements	(173)	1,841
Net proceeds from exercise of stock options	—	17
Net proceeds from issuance of common stock	1,798	315
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(61)	(5)
Excess tax (expense) benefit from share based compensation	(1)	5
Cash dividends paid	(2,944)	(2,887)
Net cash provided by financing activities	85,014	65,214

Net increase (decrease) in cash and cash equivalents	6,999	(3,813)
Cash and cash equivalents at beginning of period	22,918	34,147
Cash and cash equivalents at end of period	$29,917	$30,334

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$3,695	$3,929
Income tax	$820	$2,890

Noncash investing and financing activities:
Securities which settled in the subsequent period	$—	$4,227
Dividends declared and unpaid at end of period	$—	$1,449

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$66,649	$—
Fair value of liabilities assumed	$65,059	$—

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods.  Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.  Actual future results could differ significantly from those estimates.  The annualized results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.  These reclassifications did not have an impact on net income or stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The computation of EPS for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended,		Six months ended,
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net Income	$2,476	$2,249	$4,636	$4,379
Less: Dividends paid on and earnings allocated to participating securities	(73)	(60)	(137)	(113)
Income attributable to common stock	$2,403	$2,189	$4,499	$4,266

Weighted average common shares outstanding, including participating securities	6,563	6,297	6,488	6,289
Less: weighted average participating securities	(192)	(171)	(192)	(167)
Weighted average common shares outstanding	6,371	6,126	6,296	6,122
Basic earnings per common share	$0.38	$0.36	$0.71	$0.70

Income attributable to common stock	$2,403	$2,189	$4,499	$4,266

Weighted average common shares outstanding	6,371	6,126	6,296	6,122
Weighted average common equivalent shares outstanding	1	1	1	1
Weighted average common and equivalent shares outstanding	6,372	6,127	6,297	6,123
Diluted earnings per common share	$0.38	$0.36	$0.71	$0.70

There were 52,123 and 54,275 options outstanding at June 30, 2011 and June 30, 2010, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at June 30, 2011, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

3. STOCK BASED COMPENSATION PLANS

The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this Plan under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 718 and 505.

No new grants of stock options were awarded during the six months ended June 30, 2011, and June 30, 2010.  There was no compensation expense attributable to stock options for the six months ended June 30, 2011 because all stock options were vested. Compensation expense attributable to stock options was $10,000 and $20,000 for the three and six months ended June 30, 2010, respectively.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  No stock options were exercised during the second quarter of 2011 and 2010. The intrinsic value of options outstanding and exercisable at June 30, 2011 and June 30, 2010 was $12,000 and $20,000, respectively.

A summary of the status of the Company’s stock options as of and for the six months ended June 30, 2011 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, December 31, 2010	56,375	$25.06
Granted	—	—
Exercised	—	—
Forfeited	(2,152)	$25.26
Expired	—	—
Outstanding, June 30, 2011	54,223	$25.05	4.83 years	$12,208
Vested and Exercisable, June 30, 2011	54,223	$25.05	4.83 years	$12,208

	Number of	Exercise
Range of Exercise Prices	Options	Price
	2,100	$15.47
	5,359	$24.00
	41,436	$25.25
	3,000	$26.55
	2,328	$30.60
	54,223

During the six months ended June 30, 2011, restricted stock awards of 13,688 shares were granted. These awards vest over approximately five years with a third vesting after years three, four and five. During the six months ended June 30, 2010 restricted stock awards of 15,500 shares were granted. Of the 15,500 shares granted, 11,070 shares vest over five years with a third vesting after years three, four and five. The remaining 4,430 shares vest ratably over approximately five years. Compensation expense attributable to restricted stock awards was $220,000 and $447,000 for the three and six months ended June 30, 2011, respectively, and $184,000 and $361,000 for the three and six months ended June 30, 2010, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the six months ended June 30, 2011 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2010	181,588	$21.96
Granted	13,688	$22.77
Vested	(14,984)	$22.07
Forfeited	(1,304)	$21.89
Unvested, June 30, 2011	178,988	$22.02

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $33,000 and $65,000 for the three and six months ended June 30, 2011, respectively and $28,000 and $49,000 for the three and six months ended June 30, 2010, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$95,050	$471	$(229)	$95,292
State and municipal obligations	40,000	1,234	(74)	41,160
U.S. GSE residential mortgage-backed securities	77,472	3,731	(59)	81,144
U.S. GSE residential collateralized mortgage obligations	165,800	2,647	(133)	168,314
Total available for sale	378,322	8,083	(495)	385,910

Held to maturity:
U.S. GSE securities	14,989	51	(4)	15,036
State and municipal obligations	79,318	803	(195)	79,926
U.S. GSE residential collateralized mortgage obligations	40,500	1,215	—	41,715
Corporate Bonds	18,000	—	(105)	17,895
Total held to maturity	152,807	2,069	(304)	154,572
Total securities	$531,129	$10,152	$(799)	$540,482

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$41,463	$213	$(343)	$41,333
State and municipal obligations	47,175	1,173	(283)	48,065
U.S. GSE residential mortgage-backed securities	76,814	3,481	(124)	80,171
U.S. GSE residential collateralized mortgage obligations	152,202	2,618	(850)	153,970
Total available for sale	317,654	7,485	(1,600)	323,539

Held to maturity:
U.S. GSE securities	24,973	118	(199)	24,892
State and municipal obligations	64,728	439	(922)	64,245
U.S. GSE residential collateralized mortgage obligations	40,264	954	(53)	41,165
Corporate Bonds	18,000	—	(158)	17,842
Total held to maturity	147,965	1,511	(1,332)	148,144
Total securities	$465,619	$8,996	$(2,932)	$471,683

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at June 30, 2011. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$8,263	$8,350
One to five years	53,422	54,336
Five to ten years	104,663	106,173
Beyond ten years	211,974	217,051
Total	$378,322	$385,910

Held to maturity:
Within one year	$33,746	$33,794
One to five years	39,195	39,766
Five to ten years	19,771	19,712
Beyond ten years	60,095	61,300
Total	$152,807	$154,572

Securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
June 30, 2011		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$40,252	$229	$—	$—
State and municipal obligations	8,615	74	—	—
U.S. GSE residential mortgage-backed securities	7,182	59	—	—
U.S. GSE residential collateralized mortgage obligations	39,891	133	—	—
Total available for sale	$95,940	$495	$—	$—

Held to maturity:
U.S. GSE securities	$4,995	$4	$—	$—
State and municipal obligations	20,601	195	—	—
Corporate Bonds	17,895	105	—	—
Total held to maturity	$43,491	$304	$—	$—

	Less than 12 months		Greater than 12 months
December 31, 2010		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$25,145	$343	$—	$—
State and municipal obligations	11,927	283	—	—
U.S. GSE residential mortgage-backed securities	7,591	124	—	—
U.S. GSE residential collateralized mortgage obligations	55,906	850	—	—
Total available for sale	$100,569	$1,600	$—	$—

Held to maturity:
U.S. GSE securities	$9,800	$199	$—	$—
State and municipal obligations	27,416	922	—	—
U.S. GSE residential collateralized mortgage obligations	4,952	53	—	—
Corporate Bonds	17,842	158	—	—
Total held to maturity	$60,010	$1,332	$—	$—

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

At June 30, 2011, the majority of unrealized losses on available for sale securities are related to the Company’s residential collateralized mortgage obligations and U.S. GSE securities and the majority of unrealized losses on held to maturity securities are related to State and municipal obligations and corporate bonds.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

Proceeds from sales of securities available for sale were $14.1 million and $9.4 million for the three months ended June 30, 2011 and 2010, respectively. Proceeds from sales of securities available for sale were $14.1 million and $31.4 million for the six months ended June 30, 2011 and 2010, respectively. Gross gains of $0.1 million were realized on these sales during the three and six months ended June 30, 2011.  Gross gains of $0.4 million and $1.3 million were realized on these sales during the three and six months ended June 30, 2010, respectively. Proceeds from calls of securities available for sale were $17.2 million and $40.6 million for the three months ended June 30, 2011 and 2010, respectively.  Proceeds from calls of securities available for sale were $27.2 million and $45.6 million for the six months ended June 30, 2011 and 2010, respectively.

Securities having a fair value of approximately $252.8 million and $277.9 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the six months ended June 30, 2011 or the year ended December 31, 2010.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $1.5 million in FHLB, ACBB and FRB stock at June 30, 2011 and approximately $1.3 million at December 31, 2010.  These amounts were reported as restricted securities in the consolidated balance sheets.

5. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		June 30, 2011 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$95,292		$95,292
State and municipal obligations	41,160		41,160
U.S. GSE residential mortgage-backed securities	81,144		81,144
U.S. GSE residential collateralized mortgage obligations	168,314		168,314
Total available for sale	$385,910		$385,910

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$41,333		$41,333
State and municipal obligations	48,065		48,065
U.S. GSE residential mortgage-backed securities	80,171		80,171
U.S. GSE residential collateralized mortgage obligations	153,970		153,970
Total available for sale	$323,539		$323,539

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
June 30, 2011 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$590			$590

Fair Value Measurements at
December 31, 2010 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$693			$693

For impaired and TDR loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in current accounting guidance. Impaired loans with allocated allowance for loan losses at June 30, 2011 and December 31, 2010, had a carrying amount of $590,000 and $693,000, respectively, which is made up of the outstanding balance of $838,000 and $700,000, net of a valuation allowance of $248,000 and $7,000, respectively. This resulted in an additional provision for loan losses of $248,000 and $7,000, respectively that is included in the amount reported on the income statement as of June 30, 2011 and December 31, 2010.

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

Restricted Stock: It is not practicable to determine the fair value of FHLB, ACBB and FRB stock due to restrictions placed on its transferability.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of June 30, 2011 and December 31, 2010.

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

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$17,426	$17,426	$21,598	$21,598
Interest bearing deposits with banks	12,491	12,491	1,320	1,320
Securities available for sale	385,910	385,910	323,539	323,539
Securities restricted	1,485	n/a	1,284	n/a
Securities held to maturity	152,807	154,572	147,965	148,144
Loans, net	580,294	604,513	495,563	513,344
Accrued interest receivable	4,570	4,570	4,153	4,153

Financial liabilities:
Demand and other deposits	1,072,344	1,073,485	916,993	917,786
Federal funds purchased and Federal Home Loan Bank overnight borrowings	—	—	5,000	5,000
Repurchase agreements	16,197	17,331	16,370	17,383
Junior Subordinated Debentures	16,002	14,930	16,002	14,783
Accrued interest payable	422	422	433	433

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	June 30, 2011	December 31, 2010
Commercial real estate mortgage loans	$262,281	$236,048
Multi-family mortgage loans	21,299	9,217
Residential real estate mortgage loans	156,584	140,986
Commercial, financial, and agricultural loans	118,871	97,663
Installment/consumer loans	10,772	9,659
Real estate-construction and land loans	19,581	9,928
Total loans	589,388	503,501
Net deferred loan costs and fees	400	559
	589,788	504,060
Allowance for loan losses	(9,494)	(8,497)
Net loans	$580,294	$495,563

Lending Risk

The principal business of the Bank is lending, primarily in commercial real estate mortgage loans, multi-family mortgage loans, residential real estate mortgage loans, construction loans, home equity loans, commercial and industrial loans, land loans and consumer loans. The Bank considers its primary lending area to be eastern Long Island in Suffolk County, New York, and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectability of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

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

The following table represents loans by class categorized by internally assigned risk grades as of June 30, 2011 and December 31, 2010:

	Grades:
June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$112,842	$10,809	$7,199	$—	$130,850
Non-owner occupied	102,273	9,162	3,195	—	114,630
Multi-Family	21,299	—	—	—	21,299
Residential real estate:
First lien	79,541	—	711	1,239	81,491
Home equity	62,167	240	1,727	225	64,359
Commercial:
Secured	51,825	2,823	2,871	—	57,519
Unsecured	48,831	1,783	1,024	12	51,650
Installment/consumer loans	10,052	174	—	—	10,226
Real estate construction and land loans	9,704	1,953	7,027	250	18,934
Total loans	$498,534	$26,944	$23,754	$1,726	$550,958

Acquired loans
Commercial real estate:
Owner occupied	$13,471	$—	$363	$—	$13,834
Non-owner occupied	2,472	495	—	—	2,967
Multi-Family	—	—	—	—	—
Residential real estate:
First lien	5,221	—	—	—	5,221
Home equity	5,513	—	—	—	5,513
Commercial:
Secured	2,483	—	150	—	2,633
Unsecured	6,760	244	65	—	7,069
Installment/consumer loans	546	—	—	—	546
Real estate construction and land loans	403	—	244	—	647
Total loans	$36,869	$739	$822	$—	$38,430

Total loans
Commercial real estate:
Owner occupied	$126,313	$10,809	$7,562	$—	$144,684
Non-owner occupied	104,745	9,657	3,195	—	117,597
Multi-Family	21,299	—	—	—	21,299
Residential real estate:
First lien	84,762	—	711	1,239	86,712
Home equity	67,680	240	1,727	225	69,872
Commercial:
Secured	54,308	2,823	3,021	—	60,152
Unsecured	55,591	2,027	1,089	12	58,719
Installment/consumer loans	10.598	174	—	—	10,772
Real estate construction and land loans	10,107	1,953	7,271	250	19,581
Total loans	$535,403	$27,683	$24,576	$1,726	$589,388

	Grades:
December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$110,395	$4,892	$4,298	$—	$119,585
Non-owner occupied	97,878	7,652	10,683	250	116,463
Multi-Family	9,217	—	—	—	9,217
Residential real estate:
First lien	71,686	—	1,194	1,269	74,149
Home equity	64,708	—	1,834	295	66,837
Commercial:
Secured	49,146	1,949	3,212	—	54,307
Unsecured	41,058	1,072	1,226	—	43,356
Installment/consumer loans	9,484	175	—	—	9,659
Real estate construction and land loans	6,020	223	3,685	—	9,928
Total loans	$459,592	$15,963	$26,132	$1,814	$503,501

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans, as defined by ASC 310-10:

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$—	$397	$—	$487	$884	$129,966	$130,850
Non-owner occupied	1,144	—	—	227	1,371	113,259	114,630
Multi-Family	—	—	—	—	—	21,299	21,299
Residential real estate:
First lien	—	—	—	1,239	1,239	80,252	81,491
Home equity	50	—	—	1,516	1,566	62,793	64,359
Commercial:
Secured	—	722	—	27	749	56,770	57,519
Unsecured	17	47	—	262	326	51,324	51,650
Installment/consumer loans	5	73	—	6	84	10,142	10,226
Real estate construction and land loans	—	—	—	3,264	3,264	15,670	18,934
Total loans	$1,216	$1,239	$—	$7,028	$9,483	$541,475	$550,958

Acquired loans
Commercial real estate:
Owner occupied	$—	$—	$363	$—	$363	$13,471	$13,834
Non-owner occupied	—	—	—	—	—	2,967	2,967
Multi-Family	—	—	—	—	—	—	—
Residential real estate:
First lien	193	—	—	—	193	5,028	5,221
Home equity	25	—	—	—	25	5,488	5,513
Commercial:
Secured	446	—	—	—	446	2,187	2,633
Unsecured	70	49	—	—	119	6,950	7,069
Installment/consumer loans	—	—	—	—	—	546	546
Real estate construction and land loans	—	—	—	—	—	647	647
Total loans	$734	$49	$363	$—	$1,146	$37,284	$38,430

Total loans
Commercial real estate:
Owner occupied	$—	$397	$363	$487	$1,247	$143,437	$144,684
Non-owner occupied	1,144	—	—	227	1,371	116,226	117,597
Multi-Family	—	—	—	—	—	21,299	21,299
Residential real estate:
First lien	193	—	—	1,239	1,432	85,280	86,712
Home equity	75	—	—	1,516	1,591	68,281	69,872
Commercial:
Secured	446	722	—	27	1,195	58,957	60,152
Unsecured	87	96	—	262	445	58,274	58,719
Installment/consumer loans	5	73	—	6	84	10,688	10,772
Real estate construction and land loans	—	—	—	3,264	3,264	16,317	19,581
Total loans	$1,950	$1,288	$363	$7,028	$10,629	$578,759	$589,388

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$—	$511	$—	$511	$119,074	$119,585
Non-owner occupied	—	—	478	478	115,985	116,463
Multi-Family	—	—	—	—	9,217	9,217
Residential real estate:
First lien	151	165	1,747	2,063	72,086	74,149
Home equity	782	298	1,696	2,776	64,061	66,837
Commercial:
Secured	10	—	—	10	54,297	54,307
Unsecured	105	—	32	137	43,219	43,356
Installment/consumer loans	10	5	86	101	9,558	9,659
Real estate construction and land loans	—	—	2,686	2,686	7,242	9,928
Total loans	$1,058	$979	$6,725	$8,762	$494,739	$503,501

All loans 90 days or more past due that are still accruing interest represent loans that were acquired from Hamptons State Bank on May 27, 2011 and were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows on these acquired loans and expect to fully collect the carrying value of these loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted. There were no loans 90 days or more past due that were still accruing interest at December 31, 2010.

Impaired Loans

As of June 30, 2011 and December 31, 2010, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $10.8 million and $9.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

Nonaccrual loans were $7.0 million or 1.19% of total loans at June 30, 2011 and were $6.7 million or 1.34% of total loans at December 31, 2010. Approximately $4.7 million of the nonaccrual loans at June 30 2011 and at December 31, 2010, represent troubled debt restructured loans. As of June 30, 2011 two of the borrowers with loans totaling $1.7 million are complying with the modified terms of the loans and are currently making payments. Another borrower with loans totaling $3.0 million is past due and the Bank has initiated the foreclosure process. Total troubled debt restructured loans are secured with collateral that has a fair value of $5.5 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has three borrowers with TDR loans of $3.5 million at June 30, 2011 that are current and secured with collateral that has a fair value of approximately $8.6 million.  At December 31, 2010, the Company had one borrower with TDR loans of $3.2 million that was current and secured with collateral that had a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors. Two of the borrowers were determined to be impaired during the second quarter of 2011 and since that determination the interest income recognized has been immaterial. The third loan was determined to be impaired during the third quarter of 2008 and since that determination $0.3 million of interest income has been recognized.

The following table represents impaired loans by class at June 30, 2011 and December 31, 2010:

June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,673	$3,691	$—
Non-owner occupied	227	228	—
Residential real estate:
First lien	1,239	1,329	—
Home equity	919	919	—
Commercial:
Secured	27	30	—
Unsecured	289	295	—
Installment/consumer loans	6	7	—
Real estate construction and land loans	3,264	3,400	—
Total with no related allowance recorded	$9,644	$9,899	$—

With an allowance recorded:
Residential real estate - Home equity	$597	$597	$86
Commercial - Unsecured	241	241	162
Total with an allowance recorded:	$838	$838	$248

Total:
Commercial real estate:
Owner occupied	$3,673	$3,691	$—
Non-owner occupied	227	228	—
Residential real estate:
First lien	1,239	1,329	—
Home equity	1,516	1,516	86
Commercial:
Secured	27	30	—
Unsecured	530	536	162
Installment/consumer loans	6	7	—
Real estate construction and land loans	3,264	3,400	—
Total	$10,482	$10,737	$248

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,219	$3,219	$—
Non-owner occupied	478	599	—
Residential real estate:
First lien	1,747	1,829	—
Home equity	996	996	—
Commercial:
Secured	—	—	—
Unsecured	32	35	—
Installment/consumer loans	86	86	—
Real estate construction and land loans	2,686	2,800	—
Total with no related allowance recorded	$9,244	$9,564	$—

With an allowance recorded:
Residential real estate - Home equity	$700	$700	$7
Total with an allowance recorded:	$700	$700	$7

Total:
Commercial real estate:
Owner occupied	$3,219	$3,219	$—
Non-owner occupied	478	599	—
Residential real estate:
First lien	1,747	1,829	—
Home equity	1,696	1,696	7
Commercial:
Secured	—	—	—
Unsecured	32	35	—
Installment/consumer loans	86	86	—
Real estate construction and land loans	2,686	2,800	—
Total	$9,944	$10,264	$7

Residential home equity loans represent the only class of impaired loans with a related allowance recorded at December 31, 2010. The average recorded investment in the impaired loans was $10.1 million for the year ended December 31, 2010. Residential home equity loans and commercial unsecured loans represent the classes of impaired loans with a related allowance recorded at June 30, 2011. The average recorded investment in the impaired loans was $10.6 million for the six months ended June 30, 2011.

The Bank had no foreclosed real estate at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

7. ALLOWANCE FOR LOAN LOSSES

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, owner and non-owner occupied; multi-family mortgages; residential real estate mortgages, first lien and home equity; commercial loans, secured and unsecured; installment/consumer loans; and real estate construction and land loans. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures, and concentrations in the portfolio when determining the allowances for each pool. In addition, we evaluate and consider the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2011, December 31, 2010 and June 30, 2010, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table sets forth changes in the allowance for loan losses:

	For the Three Months Ended		For the Six Months Ended		For the Year Ended
(In thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	December 31, 2010
Beginning balance	$9,015	$7,032	$8,497	$6,045	$6,045
Provision for loan loss	900	700	1,600	2,000	3,500
Net charge-offs	(421)	(301)	(603)	(614)	(1,048)
Ending balance	$9,494	$7,431	$9,494	$7,431	$8,497

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of June 30, 2011 and December 31, 2010. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

June 30, 2011	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Unallocated	Total
(In thousands)
Originated loans
Allowance for Loan Losses:
Balance at January 1, 2011	$3,310	$133	$1,642	$2,804	$423	$185	$—	$8,497
Charge-offs	—	—	(159)	(226)	(100)	(150)	—	(635)
Recoveries	—	—	3	18	11	—	—	32
Provision	(387)	257	958	342	(35)	465	—	1,600
Balance at June 30, 2011	$2,923	$390	$2,444	$2,938	$299	$500	$—	$9,494

Ending balance: individually evaluated for impairment	$—	$—	$86	$162	$—	$—	$—	$248

Ending balance: collectively evaluated for impairment	$2,923	$390	$2,358	$2,776	$299	$500	$—	$9,246

Loans	$245,480	$21,299	$145,850	$109,169	$10,226	$18,934		$550,958

Ending balance: individually evaluated for impairment	$4,394	$—	$2,759	$514	$—	$3,264		$10,931

Ending balance: collectively evaluated for impairment	$241,086	$21,299	$143,091	$108,655	$10,226	$15,670		$540,027

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—		$—

Acquired loans
Allowance for Loan Losses:
Balance at January 1, 2011	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision	—	—	—	—	—	—	—	—
Balance at June 30, 2011	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Loans	$16,801	$—	$10,734	$9,702	$546	$647		$38,430

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—		$—

Ending balance: collectively evaluated for impairment	$16,208	$—	$10,734	$9,487	$546	$403		$37,378

Ending balance: loans acquired with deteriorated credit quality (1)	$593	$—	$—	$215	$—	$244		$1,052

Total loans
Allowance for Loan Losses:
Balance at January 1, 2011	$3,310	$133	$1,642	$2,804	$423	$185	$—	$8,497
Charge-offs	—	—	(159)	(226)	(100)	(150)	—	(635)
Recoveries	—	—	3	18	11	—	—	32
Provision	(387)	257	958	342	(35)	465	—	1,600
Balance at June 30, 2011	$2,923	$390	$2,444	$2,938	$299	$500	$—	$9,494

Ending balance: individually evaluated for impairment	$—	$—	$86	$162	$—	$—	$—	$248

Ending balance: collectively evaluated for impairment	$2,923	$390	$2,358	$2,776	$299	$500	$—	$9,246

Loans	$262,281	$21,299	$156,584	$118,871	$10,772	$19,581		$589,388

Ending balance: individually evaluated for impairment	$4,394	$—	$2,759	$514	$—	$3,264		$10,931

Ending balance: collectively evaluated for impairment	$257,294	$21,299	$153,825	$118,142	$10,772	$16,073		$577,405

Ending balance: loans acquired with deteriorated credit quality	$593	$—	$—	$215	$—	$244		$1,052

(1) Includes loans acquired on May 27, 2011 from Hamptons State Bank

December 31, 2010	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Unallocated	Total
(In thousands)
Originated loans
Allowance for Loan Losses	$3,310	$133	$1,642	$2,804	$423	$185	$—	$8,497

Ending balance: individually evaluated for impairment	$—	$—	$7	$—	$—	$—	$—	$7

Ending balance: collectively evaluated for impairment	$3 ,310	$133	$1,635	$2,804	$423	$185	$—	$8,490

Loans	$236,048	$9,217	$140,986	$97,663	$9,659	$9,928		$503,501

Ending balance: individually evaluated for impairment	$6,197	$—	$3,443	$102	$4	$2,686		$12,432

Ending balance: collectively evaluated for impairment	$229,851	$9,217	$137,543	$97,561	$9,655	$7,242		$491,069

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

The Company made a $227,833 contribution to the pension plan during the six months ended June 30, 2011.  There were no contributions made to the SERP during the six months ended June 30, 2011. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $56,000 during the six months ended June 30, 2011.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended June 30,				Six months ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$229	$192	$27	$23	$456	$382	$54	$47
Interest cost	121	108	14	16	240	215	28	31
Expected return on plan assets	(189)	(170)	—	—	(377)	(338)	—	—
Amortization of net loss	25	26	—	—	50	52	—	—
Amortization of unrecognized prior service cost	2	2	—	—	4	4	—	—
Amortization of unrecognized transition (asset) obligation	—	—	7	7	—	—	14	14
Net periodic benefit cost	$188	$158	$48	$46	$373	$315	$96	$92

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 2011, June 30, 2010 and December 31, 2010, securities sold under agreements to repurchase totaled $16.2 million, $16.8 million, and $16.4 million respectively and were secured by U.S. GSE, mortgage-backed securities and collateralized mortgage obligations with a carrying amount of $22.5 million, $23.8 million and $22.3 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.2 million maturing during the third quarter 2011, $5.0 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015.  At maturity, the securities underlying the agreements are returned to the Company.  Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the six months ended		For the year ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	December 31, 2010
Average daily balance	$16,335	$16,223	$16,648
Average interest rate	3.31%	3.02%	3.10%
Maximum month-end balance	$16,332	$17,187	$17,192
Weighted average interest rate	3.26%	3.29%	3.21%

10.  JUNIOR SUBORDINATED DEBENTURES

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

11.  BUSINESS COMBINATIONS

On February 8, 2011, the Company announced a definitive merger agreement under which the Bank would acquire Hamptons State Bank (“HSB”). The HSB transaction closed on May 27, 2011 resulting in the addition of total acquired assets on a fair value basis of $69.0 million, with loans of $39.1 million, investment securities of $24.2 million and deposits of $56.9 million. The transaction augments the Bank’s franchise in eastern Long Island and the combined entity serves customers through a network of 20 branches.

Under the terms of the Agreement, each share of Hamptons State Bank common stock was converted into 0.3434 shares of the Company’s common stock. The Company issued approximately 273,500 shares, with an aggregate value of $5.85 million and recorded goodwill of $1.95 million which is not tax deductible for tax purposes.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  The operating results of the Company for the six month period ended June 30, 2011, include the operating results of HSB since the acquisition date of May 27, 2011.

The following summarizes the preliminary fair value of the assets acquired and liabilities assumed on May 27, 2011:

May 27,
(In thousands)	2011

Cash and due from banks	$585
Interest earning deposits with banks	1,727
Securities	24,159
Loans	39,051
Premises and equipment	300
Core deposit intangible	358
Other assets	2,781
Total Assets Acquired	$68,961

Deposits	$56,940
Federal funds purchased and Federal Home Loan Bank overnight borrowings	2,000
Federal Home Loan Bank term advances	5,016
Other liabilities and accrued expenses	1,103
Total Liabilities Assumed	$65,059

Net Assets Acquired	3,902
Consideration Paid	5,853
Goodwill Recorded on Acquisition	$1,951

The above fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values become available.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-2”).  ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a troubled debt restructuring (“TDR”) outlined in Accounting Standards Codification (“ASC”) No. 310-40, “Receivables—Troubled Debt Restructurings by Creditors,” by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant  delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR.  This update is effective the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of ASU 2011-2 did not have a material impact on the Company.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to,   changing economic  conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; the growth opportunities and cost savings anticipated from the Hamptons State Bank (“HSB”) merger may not be fully realized or may take longer than expected; operating costs, customer losses and business disruptions may occur following the Hamptons State Bank merger; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010 and other factors discussed elsewhere in this report, and in other reports filed by the Company with the Securities and Exchange Commission.   The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Significant Events

On February 8, 2011, the Company announced a definitive merger agreement under which the Bank would acquire HSB. The HSB transaction closed on May 27, 2011 resulting in the addition of total acquired assets on a fair value basis of $69.0 million, with loans of $39.1 million, investment securities of $24.2 million and deposits of $56.9 million. The transaction augments the Bank’s franchise in eastern Long Island and the combined entity serves customers through a network of 20 branches.

Under the terms of the Agreement, each share of Hamptons State Bank common stock was converted into 0.3434 shares of the Company’s common stock. The Company issued approximately 273,500 shares, with an aggregate value of $5.85 million and recorded goodwill of $1.95 million.

Quarterly Highlights

•                  Net income of $2.5 million and $0.38 per diluted share, including $0.3 million in acquisition costs, net of tax, associated with the HSB merger, which closed on May 27, 2011. Net income excluding the impact of acquisition costs, net of tax, of $0.3 million was $2.7 million and $0.42 per diluted share for the quarter ended June 30, 2011 as compared to net income of $2.2 million and $0.36 per diluted share for the second quarter 2010. The impact of the HSB financial results was immaterial for the quarterly financial results.(a)

•                  Returns on average assets and equity were 0.86% and 14.51%, respectively. Returns on average assets and equity, excluding the impact of acquisition costs, net of tax, of $0.3 million were 0.95% and 16.06%, respectively. (a)

•                  Net interest income increased to $10.5 million for the second quarter of 2011 compared to $9.0 million in 2010.

•                  Net interest margin was 4.00% for the second quarter of 2011 compared to 4.21% for the 2010 period.

•                  Total loans at June 30, 2011 of $589.8 million, increased $85.7 million or 17% over December 31, 2010 and increased $121.1 million or 26% over June 30, 2010. This increase included $39.1 million in loans recorded on a fair value basis resulting from the merger with HSB.

•                  Total assets of $1.193 billion at June 30, 2011, increased $164.7 million or 16% compared to December 31, 2010 and increased $220.4 million or 23% compared to June 30, 2010. Contributing to the change was the impact of the HSB acquisition which added total assets on a fair value basis of $69.0 million. Total asset growth, excluding the impact of the acquired assets of HSB was $151.5 million or 16% over June 30, 2010.

•                  Deposits of $1.072 billion, increased $155.4 million or 17% over December 31, 2010 and increased $212.9 million or 25% compared to June 30, 2010 levels. The increase includes $56.9 million in deposits acquired from HSB.

•                  Allowance for loan losses which was calculated on the loans originated by Bridgehampton (total loans excluding $39.1 million of HSB acquired loans) was 1.72% as of June 30, 2011 compared to 1.69% at December 31, 2010 and 1.59% at June 30, 2010.

•                 Tier 1 Capital increased $12.5 million or 16.3% to $89.0 million as of June 30, 2011, compared to June 30, 2010.

•                  Goodwill of $1.95 million was recorded in connection with the HSB transaction.

•                  A cash dividend of $0.23 per share was declared in July 2011 for the second quarter.

(a)              Net income, returns on average assets and equity excluding the impact of acquisition costs, net of tax, of $0.3 million is a non-GAAP financial measure that management believes provides investors with information that is useful in understanding the Bank’s financial performance. These financial measures should not be considered in isolation or as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP financial measures which may be presented by other bank holding companies.

Principal Products and Services and Locations of Operations

The Bank operates twenty branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For a century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgage loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities and collateralized mortgage obligations; (7) New York State and local municipal obligations; and (8) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing up to $50.0 million of FDIC insurance to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed by the President. The Act permanently raised the current standard maximum deposit insurance amount to $250,000. Section 331(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires the FDIC to change the definition of the assessment base from which assessment fees are determined. The new definition for the assessment base is the average consolidated total assets of the insured depository institution less the average tangible equity of the insured depository institution. A reduction in the assessment rate is anticipated since the assessment base will increase for many institutions. The new methodology became effective on April 1, 2011 and the Company anticipates a reduction in its FDIC assessment fees of approximately $0.4 million in 2011. The new financial reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase the cost of operations. Refer to Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010 for more detailed information related to this new regulation.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact the Company’s ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Item 1A. Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Opportunities and Challenges

Since the second half of 2007 and continuing through 2010, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. As a result the yield on loans and investment securities has declined. The squeeze between declining asset yields and more slowly declining liability pricing has impacted margins.  Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks. From April 2010 through June 2011 the Federal Reserve decided to maintain the federal funds target rate between 0 and 25 basis points due to a continued national depressed housing market and tight credit markets.

Growth and service strategies have the potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2007, the Bank has opened eight new branches. In 2007, the Bank opened three new branches located in the Village of Southampton, Cutchogue, and Wading River. In April 2009, the Bank opened a new branch in Shirley, New York, and in December 2009, the Bank opened a new full service branch facility in the Village of East Hampton. During 2010, the Bank opened three new branches; Center Moriches in May, Patchogue in September and Deer Park in October. The recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. In May 2011, the Bank acquired Hamptons State Bank which increased the Bank’s presence in an existing market with a branch located in the Village of Southampton. In July 2011, the Bank converted the former HSB customers to its core operating system. Management spent considerable time ensuring the transition progressed smoothly for HSB’s former customers and shareholders. Controlling funding costs yet protecting the deposit base along with focusing on profitable growth, presents a unique set of challenges in this operating environment. It is now management’s challenge to execute its business strategy, achieving the expected cost savings while growing and expanding these relationships. The Bank must continue to grow and develop its newer branches, while defending against competitors and expanding market penetration in mature markets. Management will seek opportunities to expand its reach into contiguous markets by network expansion or through the addition of new professionals with established customer relationships.

Execution of this strategy is occurring with an economic environment that can best be described as challenging. The national economy is again showing signs of slowing with the pundits debating if the slowing is temporary or reflective of a longer term trend.  Management, however, believes its local market may be behaving slightly different than the national economy. Certainly, the market faces issues on unemployment, taxes and political uncertainty but the empirical data on employment, real estate values and other measures of economic activity are much better for Long Island than for other parts of New York and the nation. While the local economy has provided the engine for the Bank’s success, management must remain mindful of its sustainability and its direct correlation to the soundness and well being of the greater financial services industry located in New York City.

The prospects of the financial services sector and the Company continue to be impacted by the final outcome of the implementation of the Dodd-Frank Act.  This Act includes the repeal of Regulation Q, which prohibited the payment of interest on checking accounts, and the Durbin Amendment, which establishes fixed interchange fees and could impact future revenues and expenses.  The Company is awaiting the expected new rules, regulations and related compliance and process changes and will expand its compliance resources appropriately. The Bank continues to collaborate with its primary regulator to ensure compliance with current requirements and interpretations. It is the belief of management that its strong risk management culture is a primary reason for its long term success and management views the current challenges as opportunities to expand its business and deliver the promise of successful community banking to its customers and shareholders.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, owner and non-owner occupied; multi-family mortgages; residential real estate mortgages, first lien and home equity; commercial loans, secured and unsecured; installment/consumer loans; and real estate construction and land loans. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures, and concentrations in the portfolio when determining the allowances for each pool. In addition, we evaluate and consider the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2011, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Acquired Loans

Loans that were acquired from the acquisition of Hamptons State Bank on May 27, 2011 are recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Determining fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. Some of the loans at time of acquisition showed evidence of credit deterioration since origination.

For purchased credit impaired loans the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent increases to the expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount and recognized into interest income over the remaining life of the loan using the interest method.

Charge-offs of principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Purchased credit impaired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if management can reasonably estimate the timing and amount of the expected cash flows on such loans and if management expects to fully collect the new carrying value of the loans. As such, management may no longer consider the loans to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.

Net Income

Net income for the three months ended June 30, 2011 was $2.5 million and $0.38 per diluted share as compared to $2.2 million and $0.36 per diluted share for the same period in 2010.  The 10.1% increase reflects growth in net interest income, offset by higher credit costs, increased operating expenses and gains recognized on sale of securities. The impact of the financial results of HSB was immaterial to the quarterly financial results. Changes for the three months ended June 30, 2011 compared to June 30, 2010 include: (i) $1.5 million or 16.8% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $0.2 million or 28.6% increase in the provision for loan losses; (iii) $0.2 million or 10.1% decrease in total non interest income as a result of lower net securities gains of $0.3 million recognized in June 2011, lower title insurance revenue of $0.1 million, partially offset by higher service charges and fees for other customer services of $0.1 million; (iv) $0.8 million or an 11.2% increase in total non interest expenses due to 1) $0.4 million increase in salaries and employee benefits related to increased staffing levels; 2) $0.1 million decrease in FDIC assessment as a result of the new calculation of the deposit insurance assessment; 3) $0.4 million of acquisition costs associated with the HSB merger; 4) $0.04 million increase in other operating expenses primarily due to higher professional fees. The effective income tax rate was 31.3% for the quarter ended June 30, 2011 compared to 31.5% for the same period last year.

Net income for the six months ended June 30, 2011 was $4.6 million or $0.71 per diluted share as compared to $4.4 million or $0.70 per diluted share for the same period in 2010.  Changes for the six months ended June 30, 2011 compared to June 30, 2010 include: (i) $2.5 million or 13.8% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $0.4 million or 20.0% decrease in the provision for loan losses; (iii) $1.0 million or 22.5% decrease in total non interest income as a result of lower net securities gains of $1.2 million and lower title insurance revenue of $0.1 million, partially offset by higher service charges and fees for other customer services of $0.4 million; (iv) $1.6 million or an 11.7% increase in total non interest expenses due to 1) $0.8 million increase in salaries and employee benefits related to increased staffing levels, 2) $0.1 million increase in net occupancy expense and furniture and fixtures; 3) $0.1 million decrease in FDIC assessment as a result of the new calculation of the deposit insurance assessment; 4) $0.6 million of acquisition costs associated with the HSB merger; 5) $0.2 million increase in other operating expenses primarily related to higher professional fees. The effective income tax rate was 31.1% for the six months ended June 30, 2011 compared to 31.8% for the same period last year.

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

	Three months ended June 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$544,094	$8,564	6.31%	$449,023	$7,306	6.53%
Mortgage-backed securities	274,910	2,385	3.48	227,424	2,378	4.19
Tax exempt securities (1)	110,034	1,084	3.95	108,248	1,063	3.94
Taxable securities	93,053	637	2.75	81,854	570	2.79
Federal funds sold	—	—	—	35	—	—
Deposits with banks	65,292	41	0.25	22,383	11	0.20
Total interest earning assets	1,087,383	12,711	4.69	888,967	11,328	5.11
Non interest earning assets:
Cash and due from banks	20,617			16,158
Other assets	43,256			38,707
Total assets	$1,151,256			$943,832

Interest bearing liabilities:
Savings, NOW and money market deposits	$626,524	$1,025	0.66%	$461,106	$906	0.79%
Certificates of deposit of $100,000 or more	94,659	245	1.04	102,502	401	1.57
Other time deposits	42,669	126	1.18	47,248	214	1.48
Federal funds purchased and repurchase agreements	16,392	135	3.30	24,664	141	2.29
Federal Home Loan Bank term advances	330	—	—	—	—	—
Junior Subordinated Debentures	16,002	341	8.55	16,002	341	8.55
Total interest bearing liabilities	796,576	1,872	0.94	651,522	2,003	1.23
Non interest bearing liabilities:
Demand deposits	278,816			229,338
Other liabilities	7,403			5,401
Total liabilities	1,082,795			886,261
Stockholders’ equity	68,461			57,571
Total liabilities and stockholders’ equity	$1,151,256			$943,832

Net interest income/interest rate spread (2)		10,839	3.75%		9,325	3.88%

Net interest earning assets/net interest margin (3)	$290,807		4.00%	$237,445		4.21%

Ratio of interest earning assets to interest bearing liabilities			136.51%			136.44%

Less: Tax equivalent adjustment		(378)			(371)

Net interest income		$10,461			$8,954

(1)          The above table is presented on a tax equivalent basis.

(2)          Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)          Net interest margin represents net interest income divided by average interest earning assets.

	Six months ended June 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$523,173	$16,519	6.37%	$447,593	$14,588	6.57%
Mortgage-backed securities	272,303	4,701	3.48	229,625	4,907	4.31
Tax exempt securities (1)	110,226	2,192	4.01	101,486	1,938	3.85
Taxable securities	88,281	1,223	2.79	71,542	974	2.75
Federal funds sold	—	—	—	3,528	5	0.29
Deposits with banks	47,808	59	0.25	17,776	19	0.22
Total interest earning assets	1,041,791	24,694	4.78	871,550	22,431	5.19
Non interest earning assets:
Cash and due from banks	18,442			15,615
Other assets	42,536			37,212
Total assets	$1,102,769			$924,377

Interest bearing liabilities:
Savings, NOW and money market deposits	$602,685	$1,991	0.67%	$458,424	$1,780	0.78%
Certificates of deposit of $100,000 or more	91,860	488	1.07	97,603	814	1.68
Other time deposits	42,075	253	1.21	46,389	445	1.93
Federal funds purchased and repurchase agreements	16,766	269	3.24	20,512	249	2.45
Federal Home Loan Bank term advances	166	—	—	—	—	—
Junior Subordinated Debentures	16,002	683	8.61	16,002	682	8.59
Total interest bearing liabilities	769,554	3,684	0.97	638,930	3,970	1.25
Non interest bearing liabilities:
Demand deposits	260,712			222,024
Other liabilities	6,156			5,775
Total liabilities	1,036,422			866,729
Stockholders’ equity	66,347			57,648
Total liabilities and stockholders’ equity	$1,102,769			$924,377

Net interest income/interest rate spread (2)		21,010	3.81%		18,461	3.94%

Net interest earning assets/net interest margin (3)	$272,237		4.07%	$232,620		4.27%

Ratio of interest earning assets to interest bearing liabilities			135.38%			136.41%

Less: Tax equivalent adjustment		(765)			(676)

Net interest income		$20,245			$17,785

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

	Three months ended June 30,			Six months ended June 30,
	2011 Over 2010			2011 Over 2010
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (including loan fee income)	$2,747	$(1,489)	$1,258	$3,153	$(1,222)	$1,931
Mortgage-backed securities	1,793	(1,786)	7	1,771	(1,977)	(206)
Tax exempt securities (1)	17	4	21	171	83	254
Taxable securities	125	(58)	67	234	15	249
Federal funds sold	—	—	—	(3)	(2)	(5)
Deposits with banks	26	4	30	37	3	40
Total interest earning assets	4,708	(3,325)	1,383	5,363	(3,100)	2,263

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	911	(792)	119	842	(631)	211
Certificates of deposit of $100,000 or more	(29)	(127)	(156)	(24)	(302)	(326)
Other time deposits	(19)	(69)	(88)	(38)	(154)	(192)
Federal funds purchased and repurchase agreements	(218)	212	(6)	(110)	130	20
Junior subordinated debentures	—	—	—	—	1	1
Total interest bearing liabilities	645	(776)	(131)	670	(956)	(286)
Net interest income	$4,063	$(2,549)	$1,514	$4,693	$(2,144)	$2,549

(1) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended June 30, 2011 and June 30, 2010

Net interest income was $10.5 million for the three months ended June 30, 2011 compared to $9.0 million for the same period in 2010, an increase of $1.5 million or 16.8%. Net interest margin declined to 4.00% for the quarter ended June 30, 2011, as compared to 4.21% for the quarter ended June 30, 2010 as a result of the historically low market interest rates which was partly offset by strong core deposit growth and higher loan demand. The total average interest earning assets increased $198.4 million or 22.3% yielding 4.69%, and the overall funding cost was .70%, including demand deposits. The yield on interest earning assets decreased approximately 42 basis points which was partly offset by a decrease in the cost of interest bearing liabilities of approximately 29 basis points during the second quarter of 2011 compared to 2010. The increase in average total deposits of $202.5 million primarily funded higher yielding loans, which grew $95.1 million, while average total securities increased $60.5 million from the comparable 2010 quarter.

For the three months ended June 30, 2011, average loans grew by $95.1 million or 21.2% to $544.1 million as compared to $449.0 million for the same period in 2010, driven by growth in commercial real estate mortgage loans and commercial loans. The Bank remains committed to its effective strategic initiatives of growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended June 30, 2011, average total securities increased $60.5 million or 14.5% to $478.0 million as compared to $417.5 million for the three months ended June 30, 2010. There were no federal funds sold for the three month ended June 30, 2011 compared to average federal funds sold of $0.04 million for the three months ended June 30, 2010. The decrease in the average federal funds sold for the three months ended June 30, 2011 was offset by the growth in average interest earning cash of $43.0 million or 191.7% from $22.3 million in 2010 to $65.3 million in 2011.

Average total interest bearing liabilities were $796.6 million for the three months ended June 30, 2011 compared to $651.5 million for the same period in 2010.  The Bank grew deposits as a result of opening three new branches during 2010, building new relationships in existing markets and the HSB merger. During 2011, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.94% for the three months ended June 30, 2011 from 1.23% for the same period in 2010.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended June 30, 2011, average total deposits increased by $202.5 million or 24.1% to $1.043 billion from $840.2 million from the same period in 2010.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $165.4 million or 35.9% to $626.5 million for the three months ended June 30, 2011 compared to $461.1 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $12.4 million or 8.3% to $137.3 million for 2011 as compared to $149.7 million for the same period last year.  Average balances in demand deposits increased $49.5 million or 21.6% to $278.8 million for 2011 as compared to $229.3 million for the same period last year. Average public fund deposits comprised 19.8% of total average deposits during the three months ended June 30, 2011 and 19.1% of total average deposits for the same period in 2010.  Average federal funds purchased and repurchase agreements decreased $8.3 million or 33.5% to $16.4 million for the three month ended June 30, 2011 as compared to $24.7 million for the same period in the prior year. The average FHLB term advances was $0.3 million for the three months ended June 30, 2011 as a result of a $5.0 million FHLB term advance acquired in connection with the HSB merger and paid off in June. There were no FHLB term advances for the same period in 2010.

Total interest income increased $1.3 million or 12.6% to $12.3 million for the three months ended June 30, 2011 from $11.0 million for the same period in 2010.  Interest income on loans increased $1.3 million or 17.2% to $8.6 million for the three months ended June 30, 2011 from $7.3 million for the same period in 2010. The yield on average loans was 6.3% for 2011 as compared to 6.5% in 2010.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.1 million to $3.7 million for the six months ended June 30, 2011 compared to $3.6 million for the same period in 2010.  Interest income on securities included net amortization of premium of $0.5 million in 2011 compared to net amortization of premium of $0.3 million for the same period in 2010.  The tax adjusted average yield on total securities decreased to 3.5% in 2011 from 3.8% in 2010.

Interest expense decreased $0.1 million to $1.9 million for the three months ended June 30, 2011 compared to $2.0 million for the same period in 2010. The interest expense in 2011 and 2010 reflects $0.3 million of interest paid related to $16.0 million of junior subordinated debentures which was partly offset by a reduction in interest rates on deposit products through prudent management of deposit pricing.

Analysis of Net Interest Income for the Six Months ended June 30, 2011 and June 30, 2010

Net interest income was $20.2 million for the six months ended June 30, 2011 compared to $17.8 million for the same period in 2010, an increase of $2.4 million or 13.8%. Net interest margin declined to 4.07% as compared to 4.27% for the six months ended June 30, 2010 as a result of lower yielding assets partially offset by strong core deposit growth. The total average interest earning assets increased $170.2 million or 19.5% to $1.042 billion for the six months ended June 30, 2011 compared to $871.6 million for the 2010 period. The yield on interest earning assets decreased approximately 41 basis points which was partly offset by the cost of interest bearing liabilities decreasing approximately 28 basis points during the first six months of 2011 compared to 2010. The increase in average total deposits of $172.9 million funded average loan growth of $75.6 million and average total securities growth of $68.2 million from the comparable 2010 period.

For the six months ended June 30, 2011, average loans grew by $75.6 million or 16.9% to $523.2 million as compared to $447.6 million for the same period in 2010, driven by growth in commercial real estate mortgage loans and commercial loans. Average total securities increased by $68.1 million or 16.9% to $470.8 million for the six months ended June 30, 2011, as compared to $402.7 million for the six months ended June 30, 2010. There were no federal funds sold for the six months ended June 30, 2011 compared to $3.5 million of average federal funds sold for the same period last year. The decrease in the average federal funds sold for the six months ended June 30, 2011 was offset by the growth in average interest earning cash of $30.0 million or 168.9% from $17.8 million in 2010 to $47.8 million in 2011.

Average total interest bearing liabilities were $769.6 million for the six months ended June 30, 2011 compared to $638.9 million for the same period in 2010.  The Bank grew deposits as a result of opening three new branches during 2010, building new relationships in existing markets and the HSB merger. During 2011, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.97% for the six months ended June 30, 2011 from 1.25% for the same period in 2010.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the six months ended June 30, 2011, average total deposits increased $172.9 million or 21.0% to $997.3 million from $824.4 million from the same period in 2010.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $144.3 million or 31.5% to $602.7 million for the six months ended June 30, 2011 compared to $458.4 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $10.0 million or 7.0% to $134.0 million for 2011 as compared to $144.0 million for the same period last year.  Average balances in demand deposits increased $38.7 million or 17.4% to $260.7 million for 2011 as compared to $222.0 million for the same period last year. Average public fund deposits comprised 20.86% of total average deposits during the six months ended June 30, 2011 and 20.4% of total average deposits for the same period in 2010.  Average federal funds purchased and repurchase agreements decreased $3.7 million or 18.3% to $16.8 million for the six months ended June 30, 2011 as compared to $20.5 million for the same period in the prior year. The average FHLB term advances was $0.2 million for the six months ended June 30, 2011 as a result of a $5.0 million FHLB term advance acquired in connection with the HSB merger and paid off in June. There were no FHLB term advances for the same period in 2010.

Total interest income increased $2.2 million or 9.9% to $23.9 million for the six months ended June 30, 2011 from $21.7 million for the same period in 2010.  Interest income on loans increased $1.9 million or 13.2% to $16.5 million for the six months ended June 30, 2011 from $14.6 million for the same period in 2010. The yield on average loans was 6.4% for 2011 as compared to 6.6% in 2010.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.3 million to $7.4 million for the six months ended June 30, 2011 compared to $7.1 million for the same period in 2010.  Interest income on securities included net amortization of premium of $1.1 million in 2011 compared to net amortization of premium of $0.6 million for the same period in 2010.  The tax adjusted average yield on total securities decreased to 3.5% in 2011 from 3.9% in 2010.

Interest expense decreased $0.3 million to $3.7 million for the six months ended June 30, 2011 compared to $4.0 million for the same period in 2010. The interest expense in 2011 and 2010 reflects $0.7 million of interest paid related to $16.0 million of junior subordinated debentures which was partly offset by a reduction in interest rates on deposit products through prudent management of deposit pricing.

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

Loans of approximately $54.0 million or 9.2% of total loans at June 30, 2011 were classified as potential problem loans compared to $43.9 million or 8.7% at December 31, 2010 and $44.1 million or 9.4% at June 30, 2010. Potential problem loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are classified as potential problem loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.

At June 30, 2011, approximately $31.2 million of these loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $31.2 million of CRE loans, $28.9 million were current and $2.3 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees.  At June 30, 2011, approximately $4.1 million of classified loans were residential real estate loans with $2.1 million current and $2.0 million past due. Commercial, financial, and agricultural loans represented $9.0 million of classified loans and $7.4 million were current and $1.6 million was past due. Approximately $9.5 million of classified loans represented real estate construction and land loans with $6.2 million current and $3.3 million past due. All real estate construction and land loans are well secured with collateral. The remaining $0.2 million in classified loans are consumer loans that are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.

CRE loans represented $262.3 million or 44.5% of the total loan portfolio at June 30, 2011 compared to $236.0 million or 46.9% at December 31, 2010. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and appears to have stabilized during 2010. The estimated decline in residential and commercial real estate values range from 15-20% from the 2007 levels, depending on the nature and location of the real estate.

As of June 30, 2011 and December 31, 2010, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $10.5 million and $9.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

Nonaccrual loans were $7.0 million or 1.19% of total loans at June 30, 2011 and were $6.7 million or 1.34% of total loans at December 31, 2010. Approximately $4.7 million of the nonaccrual loans at June 30 2011 and at December 31, 2010, represent troubled debt restructured loans. As of June 30, 2011, two of the borrowers with loans totaling $1.7 million are complying with the modified terms of the loans and are currently making payments. Another borrower with loans totaling $3.0 million is past due and the Bank has initiated the foreclosure process. Total nonaccrual troubled debt restructured loans are secured with collateral that has a fair value of $5.8 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has three borrowers with TDR loans of $3.5 million at June 30, 2011 that are current and secured with collateral that has a fair value of approximately $8.6 million.  At December 31, 2010, the Company had one borrower with TDR loans of $3.2 million that was current and secured with collateral that had a fair value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors. Two of the borrowers were determined to be impaired during the second quarter of 2011 and since that determination the interest income recognized has been immaterial. The third loan was determined to be impaired during the third quarter of 2008 and since that determination $0.3 million of interest income has been recognized.

The Bank had no foreclosed real estate at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

The following table sets forth impaired loans by loan type:

	June 30,	December 31,
(In thousands)	2011	2010
Nonaccrual Loans:
Commercial real estate mortgage loans	$714	$478
Residential real estate mortgage loans	1,291	1,401
Commercial, financial and agricultural loans	47	32
Installment/consumer loans	6	86
Real estate construction and land loans	250	—
Total	2,308	1,997

Restructured Loans:
Commercial real estate mortgage loans	3,186	3,219
Residential real estate mortgage loans	1,464	2,042
Commercial, financial and agricultural loans	510	—
Installment/consumer loans	—	—
Real estate construction and land loans	3,014	2,686
Total	8,174	7,947

Total Impaired Loans	$10,482	$9,944

Restructured loans totaled $8.2 million and $7.9 million as of June 30, 2011 and December 31, 2010, respectively, of which $4.7 million were nonaccrual as of June 30, 2011 and December 31, 2010.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in our loan portfolio, and the net charge-offs, a provision for loan losses of $0.9 million and $1.6 million was recorded during the three and six months ended June 30, 2011 compared to a provision for loan loss of $0.7 million and $2.0 million that was recorded during the same periods in 2010. The Bank recognized net charge-offs in the amount of $0.6 million for the six months ended June 30, 2011 and for the same period in 2010. The allowance for loan losses increased to $9.5 million at June 30, 2011, as compared to $8.5 million at December 31, 2010 and $7.4 million at June 30, 2010.  As a percentage of total loans, the allowance was 1.61% at June 30, 2011 compared to 1.69% at December 31, 2010 and 1.59% at June 30, 2010.  In accordance with current accounting guidance, the acquired HSB loans are required to be recorded at fair value, effectively netting estimated future losses against the loan balances. The allowance as a percentage of the Bank’s originated loans was 1.72% at June 30, 2011. Management continues to carefully monitor the loan portfolio as well as local real estate trends. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

The following table sets forth changes in the allowance for loan losses:

	For the	For the
	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2011	December 31, 2010
Allowance for loan losses balance at beginning of period	$8,497	$6,045

Charge-offs:
Commercial real estate mortgage loans	—	73
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	159	20
Commercial, financial and agricultural loans	226	879
Installment/consumer loans	100	148
Real estate construction and land loans	150	—
Total	635	1,120

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	3	4
Commercial, financial and agricultural loans	18	56
Installment/consumer loans	11	12
Real estate construction and land loans	—	—
Total	32	72

Net charge-offs	(603)	(1,048)
Provision for loan losses charged to operations	1,600	3,500
Balance at end of period	$9,494	$8,497

Ratio of annualized net charge-offs during period to average loans outstanding	(0.23)%	(0.23)%

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	June 30,		December 31,
	2011		2010
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$2,923	44.5%	$3,310	46.9%
Residential real estate mortgage loans	2,444	26.6	1,642	28.0
Commercial, financial and agricultural loans	2,938	20.2	2,804	19.4
Real estate construction and land loans	500	3.3	185	2.0
Multi-Family	390	3.6	133	1.8
Installment/consumer loans	299	1.8	423	1.9
Total	$9,494	100.0%	$8,497	100.0%

Non Interest Income

Total non interest income decreased $0.2 million or 10.1% to $1.8 million for the three months ended June 30, 2011 compared to $2.0 million for the same period in 2010.  The decline was primarily the result of $0.3 million of lower net securities gains recognized for the three months ended June 30, 2011 compared to the same period last year.  Title fee income related to Bridge Abstract decreased $0.1 million or 17.3% to $0.2 million for the three months ended June 30, 2011 compared to $0.3 million for the same period in 2010. The decrease was attributable to lower volume in the number of transactions processed. Service charges on deposit accounts increased $0.1 million or 6.5% to $0.8 million for the three months ended June 30, 2011 from $0.7 million for the same period in 2010. Fees for other customer services were $0.6 million and represented an increase of $0.1 million or 14.3% from $0.5 million for the same period last year primarily related to higher electronic banking and investment services income.

Total non interest income decreased $1.0 million or 22.5% to $3.2 million for the six months ended June 30, 2011 compared to $4.2 million for the same period in 2010.  The decline was primarily the result of $1.2 million of lower net securities gains recognized for the six months ended June 30, 2011 compared to the same period last year.  Title fee income related to Bridge Abstract decreased $0.2 million or 18.5% to $0.4 million for the six months ended June 30, 2011 compared to $0.6 million for the same period in 2010. The decrease was attributable to lower volume in the number of transactions processed. Service charges on deposit accounts increased $0.2 million or 11.5% to $1.6 million for the six months ended June 30, 2011 from $1.4 million for the same period in 2010. Fees for other customer services were $1.1 million and represented an increase of $0.2 million or 20.0% from $0.9 million for the same period last year primarily related to higher electronic banking and investment services income.

Non Interest Expense

Total non interest expense increased $0.8 million or 11.2% to $7.8 million during the three months ended June 30, 2011 compared to $7.0 million over the same period in 2010.  Salaries and employees benefits increased $0.4 million or 10.6% to $4.4 million for the three months ended June 30, 2011 from $4.0 million for the same period in 2010. The increase reflects additional positions to support the Company’s expanding infrastructure, new branches and larger loan portfolio. FDIC assessments decreased $0.1 million or 30.8% to $0.2 million for the three months ended June 30, 2011 compared to $0.3 million for the same period last year.  The three months ended June 30, 2011, also included acquisition cost of $0.4 million in connection with the HSB merger.

Total non interest expense increased $1.6 million or 11.7% to $15.2 million during the six months ended June 30, 2011 compared to $13.6 million over the same period in 2010.  Salaries and employees benefits increased $0.8 million or 9.7% to $8.6 million for the six months ended June 30, 2011 from $7.8 million for the same period in 2010. The increase reflects additional positions to support the Company’s expanding infrastructure, new branches and larger loan portfolio. Net occupancy expense increased $0.1 million or 5.2%  to $1.5 million for the six months ended June 30, 2011 compared to $1.4 million for the same period in 2010. FDIC assessments decreased $0.1 million or 12.7% to $0.5 million for the six months ended June 30, 2011 compared to $0.6 million for the same period last year.  The six months ended June 30, 2011 includes acquisition costs of $0.6 million in connection with the HSB merger. Other operating increased $0.2 million or 5.3% to $3.4 million for the six months ended June 30, 2011 compared to $3.2 million for the same period last year primarily due to increased professional fees.

Income Taxes

The provision for income taxes increased $0.1 million or 8.8% to $1.1 million for the three months ended June 30, 2011 compared to $1.0 million for the three months ended June 30, 2010. The effective tax rate for the three months ended June 30, 2011 decreased to 31.3% from 31.5% for the same period last year. The reduction in the effective tax rate was a result of a higher percentage of interest income from tax exempt securities.

The provision for income taxes increased $0.1 million or 2.9% to $2.1 million for the six months ended June 30, 2011 compared to $2.0 million for the six months ended June 30, 2010. The effective tax rate for the six months ended June 30, 2011 decreased to 31.1% from 31.8% for the same period last year. The reduction in the effective tax rate was a result of a higher percentage of interest income from tax exempt securities.

Financial Condition

Total assets grew to $1.193 billion, a 23% increase over the June 2010 level of $972.7 million and 16% over the December 31, 2010 level of $1.028 billion with all growth funded by deposits and capital. Contributing to the change was the impact of the HSB acquisition which added total assets on a fair value basis of $69.0 million, with loans of $39.1 million and deposits of $56.9 million. Excluding the assets acquired in connection with the HSB transaction, total assets grew $95.7 million over December 31, 2010 including growth of $46.7 million in loans and $43.3 million in securities. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality remains a strong focus point of management. Total deposits reflect organic growth of $98.4 million or 10.7% compared to December 31, 2010. Stockholders’ equity was $78.0 million at June 30, 2011, an increase of $12.3 million or 18.8% from December 31, 2010, primarily due to the issuance of $5.85 million in common equity in connection with the HSB transaction, net income of $4.6 million and an increase in the net unrealized gain on the securities portfolio of $1.0 million.

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

The Holding Company’s principal sources of liquidity included cash and cash equivalents of $2.2 million as of June 30, 2011, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During the six months ended June 30, 2011, the Bank did not pay a cash dividend to the Company. As of June 30, 2011, the Bank had $22.5 million of retained net income available for dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”).  The net proceeds were used for general corporate purposes, primarily to provide additional capital to the Bank.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets.  At June 30, 2011, the Bank had aggregate lines of credit of $227.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements.  Of these aggregate lines of credit, $207.0 million is available on an unsecured basis.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank.  The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit.  As of June 30, 2011 and December 31, 2010, the Bank had no brokered certificates of deposit.  There were no overnight borrowings as of June 30, 2011 and $5 million in overnight borrowings as of December 31, 2010. The Bank had $16.2 million of securities sold under agreements to repurchase outstanding as of June 30, 2011 and $16.4 million of securities sold under agreements to repurchase outstanding as of December 31, 2010.  There were no advances outstanding as of June 30, 2011 and December 31, 2010 with the FHLB.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested overnight at the highest rate available at the Federal Reserve or in federal funds sold.  The Bank invested $11.6 million at the Federal Reserve as of June 30, 2011, $13.4 million as of June 30, 2010 and $0.9 million as of December 31, 2010. The Bank did not have overnight federal funds sold as of June 30, 2011, June 30, 2010 or December 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of June 30, 2011, the Company and the Bank met all capital adequacy requirements. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the six months ended June 30, 2011, was $1.8 million. Since the inception of the DRP Plan in April 2009 through June 30, 2011, the Company has issued 153,467 shares of common stock and raised $3.5 million in capital. In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”).  The TPS mature in 30 years, and carry a fixed distribution rate of 8.50%.  The TPS have a liquidation amount of $1,000 per security.  The Company has the right to redeem the TPS at par (plus any accrued but unpaid distributions) at any time after September 30, 2014.  Holders of the TPS may convert the TPS into shares of the Company’s common stock at a conversion price equal to $31.00 per share, which represents 125% of the average closing price of the Company’s common stock over the 20 trading days ended on October 14, 2009.  Each $1,000 in liquidation amount of the TPS is convertible into 32.2581 shares of the Company’s common stock. As provided in the regulations, TPS are included in holding company Tier 1 capital (up to a limit of 25% of Tier 1 capital). On May 27, 2011, the Company issued 273,479 shares of common stock and $5.8 million in capital in connection with the acquisition of Hamptons State Bank.

At June 30, 2011 and December 31, 2010, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)
As of June 30,	2011
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$98,460	13.1%	$60,237	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	89,047	11.8%	30,118	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	89,047	7.8%	45,933	4.0%	n/a	n/a

As of December 31,	2010
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$88,006	13.7%	$51,504	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	79,953	12.4%	25,752	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	79,953	7.9%	40,667	4.0%	n/a	n/a

Bridgehampton National Bank
As of June 30,	2011
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$96,210	12.8%	$60,217	8.0%	$75,272	10.0%
Tier 1 Capital (to risk weighted assets)	86,800	11.5%	30,109	4.0%	45,163	6.0%
Tier 1 Capital (to average assets)	86,800	7.6%	45,907	4.0%	57,383	5.0%

As of December 31,	2010
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$85,514	13.3%	$51,444	8.0%	$64,304	10.0%
Tier 1 Capital (to risk weighted assets)	77,470	12.1%	25,722	4.0%	38,583	6.0%
Tier 1 Capital (to average assets)	77,470	7.6%	40,639	4.0%	50,799	5.0%

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

Recent Regulatory and Accounting Developments

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-2”).  ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a troubled debt restructuring (“TDR”) outlined in Accounting Standards Codification (“ASC”) No. 310-40, “Receivables—Troubled Debt Restructurings by Creditors,” by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant  delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR.  This update is effective the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of ASU 2011-2 did not have a material impact on the Company.

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

At June 30, 2011, $488.3 million or 90.4% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in market interest rates could also affect the type (fixed-rate or adjustable-rate) and the amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans, (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at June 30, 2011:

	June 30, 2011		December 31, 2010
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(Dollars in thousands)	Interest Income		Interest Income
	$ Change	% Change	$ Change	% Change
200	$(1,794)	(4.04%)	$(2,022)	(5.13%)
100	$(598)	(1.35%)	$(872)	(2.21%)
Static	—	—	—	—
(100)	$277	0.62%	$183	0.46%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There is one additional risk factor described below in addition to the factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Downgrade in the U.S. government’s sovereign credit rating

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact the Company’s ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Item 1A. Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

BRIDGE BANCORP, INC.
Registrant

August 8, 2011	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

August 8, 2011	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer