Form 10-Q
period 2011-09-30
BRIDGE BANCORP INC
filed 2011-11-01
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 6,892,105 shares of common stock outstanding as of October 31, 2011.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$16,483	$21,598
Interest earning deposits with banks	76,052	1,320
Total cash and cash equivalents	92,535	22,918

Securities available for sale, at fair value	388,471	323,539
Securities held to maturity (fair value of $171,946 and $148,144, respectively)	170,062	147,965
Total securities	558,533	471,504

Securities, restricted	1,485	1,284

Loans	598,741	504,060
Allowance for loan losses	(10,162)	(8,497)
Loans, net	588,579	495,563

Premises and equipment, net	24,238	23,683
Accrued interest receivable	4,374	4,153
Goodwill	1,951	—
Core deposit intangible	334	—
Other assets	11,049	9,351
Total Assets	$1,283,078	$1,028,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$321,762	$239,314
Savings, NOW and money market deposits	632,285	544,470
Certificates of deposit of $100,000 or more	156,874	90,574
Other time deposits	44,614	42,635
Total deposits	1,155,535	916,993

Federal funds purchased and Federal Home Loan Bank overnight borrowings	—	5,000
Repurchase agreements	16,595	16,370
Junior subordinated debentures	16,002	16,002
Accrued interest payable	414	433
Other liabilities and accrued expenses	12,177	7,938
Total Liabilities	1,200,723	962,736

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 6,872,369 and 6,456,742 shares issued, respectively; 6,791,277 and 6,364,656 shares outstanding, respectively	69	64
Surplus	30,083	20,946
Retained earnings	50,843	46,463
Less: Treasury Stock at cost, 81,092 and 92,086 shares, respectively	(3,127)	(3,520)
	77,868	63,953
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($4,085) and ($2,336), respectively	6,207	3,549
Pension liability, net of deferred income taxes of $1,161 and $1,202, respectively	(1,720)	(1,782)
Total Stockholders’ Equity	82,355	65,720
Total Liabilities and Stockholders’ Equity	$1,283,078	$1,028,456

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans (including fee income)	$9,555	$7,660	$26,074	$22,248
Mortgage-backed securities and collateralized mortgage obligations	2,281	2,350	6,982	7,257
State and municipal obligations	697	709	2,124	1,971
U.S. GSE securities	712	574	1,526	1,519
Corporate Bonds	177	46	550	46
Federal funds sold	—	—	—	5
Deposits with banks	32	24	91	43
Other interest and dividend income	17	14	53	43
Total interest income	13,471	11,377	37,400	33,132

Interest expense:
Savings, NOW and money market deposits	986	919	2,977	2,699
Certificates of deposit of $100,000 or more	354	279	841	943
Other time deposits	132	262	385	857
Federal funds purchased and repurchase agreements	136	136	405	385
Junior Subordinated Debentures	341	341	1,025	1,023
Total interest expense	1,949	1,937	5,633	5,907

Net interest income	11,522	9,440	31,767	27,225
Provision for loan losses	1,450	600	3,050	2,600
Net interest income after provision for loan losses	10,072	8,840	28,717	24,625

Non interest income:
Service charges on deposit accounts	776	721	2,342	2,125
Fees for other customer services	761	693	1,816	1,572
Title fee income	200	244	667	817
Net securities gains	—	—	135	1,303
Other operating income	29	15	85	87
Total non interest income	1,766	1,673	5,045	5,904

Non interest expense:
Salaries and employee benefits	4,815	4,111	13,389	11,926
Net occupancy expense	798	666	2,303	2,096
Furniture and fixture expense	304	243	918	824
FDIC assessments	134	343	635	917
Acquisition costs	109	—	728	—
Amortization of core deposit intangible	16	—	24	—
Other operating expenses	1,648	1,694	5,019	4,894
Total non interest expense	7,824	7,057	23,016	20,657

Income before income taxes	4,014	3,456	10,746	9,872
Income tax expense	1,241	1,074	3,337	3,111
Net income	$2,773	$2,382	$7,409	$6,761
Basic earnings per share	$0.41	$0.38	$1.12	$1.07
Diluted earnings per share	$0.41	$0.38	$1.12	$1.07
Comprehensive Income	$4,721	$2,498	$10,129	$7,444

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Comprehensive Income	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	$64	$20,946		$46,463	$(3,520)	$1,767	$65,720
Net income			$7,409	7,409			7,409
Proceeds from issuance of common stock	2	2,964			7		2,973
Shares issued in the acquisition of Hamptons State Bank (273,479 shares)	3	5,847					5,850
Stock awards granted		(486)			486		—
Stock awards forfeited		39			(39)		—
Vesting of stock awards					(61)		(61)
Tax effect of stock plans		(1)					(1)
Share based compensation expense		774					774
Cash dividend declared, $0.46 per share				(3,029)			(3,029)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of deferred tax effects			2,658			2,658	2,658
Adjustment to pension liability, net of deferred taxes			62			62	62
Comprehensive Income			$10,129
Balance at September 30, 2011	$69	$30,083		$50,843	$(3,127)	$4,487	$82,355

	Common Stock	Surplus	Comprehensive Income	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	$64	$19,950		$43,110	$(4,791)	$3,522	$61,855
Net income			6,761	6,761			6,761
Proceeds from issuance of common stock		569			4		573
Stock awards granted		(541)			541		—
Vesting of stock awards					(5)		(5)
Exercise of stock options		(11)			28		17
Tax effect of stock plans		5					5
Share based compensation expense		655					655
Cash dividend declared, $0.69 per share				(4,346)			(4,346)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of deferred tax effects			620			620	620
Adjustment to pension liability, net of deferred taxes			63			63	63
Comprehensive Income			7,444
Balance at September 30, 2010	$64	$20,627		$45,525	$(4,223)	$4,205	$66,198

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

Nine months ended September 30,	2011	2010
Cash flows from operating activities:
Net Income	$7,409	$6,761
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,050	2,600
Depreciation and amortization	1,370	1,160
Net amortization on securities	1,574	939
Amortization of core deposit intangible	24	—
Share based compensation expense	774	655
Net securities gains	(135)	(1,303)
Increase in accrued interest receivable	(221)	(632)
Decrease (increase) in other assets	1,083	(2,752)
Increase (decrease) in accrued expenses and other liabilities	1,467	(225)
Net cash provided by operating activities	16,395	7,203

Cash flows from investing activities:
Purchases of securities available for sale	(200,906)	(200,252)
Purchases of securities, restricted	(140)	(14)
Purchases of securities held to maturity	(69,315)	(127,140)
Proceeds from sales of securities available for sale	14,084	31,446
Redemption of securities, restricted	225	—
Maturities, calls and principal payments of securities available for sale	150,726	130,165
Maturities, calls and principal payments of securities held to maturity	46,653	56,139
Net increase in loans	(57,015)	(32,835)
Purchase of premises and equipment	(1,625)	(3,522)
Net cash acquired in business combination	2,309	—
Net cash used in investing activities	(115,004)	(146,013)

Cash flows from financing activities:
Net increase in deposits	181,602	132,711
Net (decrease) in federal funds purchased and FHLB overnight borrowings	(7,000)	—
Net (decrease) in FHLB term advances	(5,016)	—
Net increase in repurchase agreements	225	2,094
Net proceeds from exercise of stock options	—	17
Net proceeds from issuance of common stock	2,973	573
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(61)	(5)
Excess tax (expense) benefit from share based compensation	(1)	5
Cash dividends paid	(4,496)	(4,336)
Net cash provided by financing activities	168,226	131,059

Net increase (decrease) in cash and cash equivalents	69,617	(7,751)
Cash and cash equivalents at beginning of period	22,918	34,147
Cash and cash equivalents at end of period	$92,535	$26,396

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$5,652	$5,850
Income tax	$2,644	$3,982

Noncash investing and financing activities:
Securities which settled in the subsequent period	$1,429	$—
Dividends declared and unpaid at end of period	$—	$1,451

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$66,649	$—
Fair value of liabilities assumed	$65,059	$—

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Bridge Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of New York.  The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”).  The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) and a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”).  In addition to the Bank, the Company has another subsidiary Bridge Statutory Capital Trust II which was formed in 2009. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods.  Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.  Actual future results could differ significantly from those estimates.  The annualized results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.  These reclassifications did not have an impact on net income or stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The computation of EPS for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended,		Nine months ended,
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net Income	$2,773	$2,382	$7,409	$6,761
Less: Dividends paid on and earnings allocated to participating securities	(79)	(65)	(217)	(179)
Income attributable to common stock	$2,694	$2,317	$7,192	$6,582

Weighted average common shares outstanding, including participating securities	6,789	6,309	6,590	6,296
Less: Weighted average participating securities	(194)	(173)	(192)	(169)
Weighted average common shares outstanding	6,595	6,136	6,398	6,127
Basic earnings per common share	$0.41	$0.38	$1.12	$1.07

Income attributable to common stock	$2,694	$2,317	$7,192	$6,582

Weighted average common shares outstanding	6,595	6,136	6,398	6,127
Weighted average common equivalent shares outstanding	1	1	1	1
Weighted average common and equivalent shares outstanding	6,596	6,137	6,399	6,128
Diluted earnings per common share	$0.41	$0.38	$1.12	$1.07

There were 52,123 and 54,275 options outstanding at September 30, 2011 and September 30, 2010, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at September 30, 2011, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

3. STOCK BASED COMPENSATION PLANS

The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this Plan under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 718 and 505.

No new grants of stock options were awarded during the nine months ended September 30, 2011, and September 30, 2010.  There was no compensation expense attributable to stock options for the nine months ended September 30, 2011 because all stock options were vested. Compensation expense attributable to stock options was $10,000 and $30,000 for the three and nine months ended September 30, 2010, respectively.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  No stock options were exercised during the third quarter of 2011 and 2010. The intrinsic value of options outstanding and exercisable at September 30, 2011 and September 30, 2010 was $6,000 and $26,000, respectively.

A summary of the status of the Company’s stock options as of and for the nine months ended September 30, 2011 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, December 31, 2010	56,375	$25.06
Granted	—	—
Exercised	—	—
Forfeited	(2,152)	$25.26
Expired	—	—
Outstanding, September 30, 2011	54,223	$25.05	4.57 years	$5,950
Vested and Exercisable, September 30, 2011	54,223	$25.05	4.57 years	$5,950

	Number of	Exercise
Range of Exercise Prices	Options	Price
	2,100	$15.47
	5,359	$24.00
	41,436	$25.25
	3,000	$26.55
	2,328	$30.60
	54,223

During the nine months ended September 30, 2011, restricted stock awards of 13,688 shares were granted. These awards vest over approximately five years with a third vesting after years three, four and five. During the nine months ended September 30, 2010 restricted stock awards of 15,500 shares were granted. Of the 15,500 shares granted, 11,070 shares vest over five years with a third vesting after years three, four and five. The remaining 4,430 shares vest ratably over approximately five years. Compensation expense attributable to restricted stock awards was $228,000 and $675,000 for the three and nine months ended September 30, 2011, respectively, and $183,000 and $544,000 for the three and nine months ended September 30, 2010, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the nine months ended September 30, 2011 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2010	181,588	$21.96
Granted	13,688	$22.77
Vested	(14,984)	$22.07
Forfeited	(1,404)	$22.14
Unvested, September 30, 2011	178,888	$22.01

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $34,000 and $99,000 for the three and nine months ended September 30, 2011, respectively and $32,000 and $81,000 for the three and nine months ended September 30, 2010, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$93,319	$881	$(37)	$94,163
State and municipal obligations	41,815	1,383	(2)	43,196
U.S. GSE residential mortgage-backed securities	72,666	3,917	—	76,583
U.S. GSE residential collateralized mortgage obligations	165,204	4,162	(62)	169,304
U.S. GSE commercial collateralized mortgage obligations (1)	5,175	50	—	5,225
Total available for sale	378,179	10,393	(101)	388,471

Held to maturity:
U.S. GSE securities	5,000	10	—	5,010
State and municipal obligations	100,039	1,489	(4)	101,524
U.S. GSE residential collateralized mortgage obligations	42,281	1,239	(19)	43,501
Corporate Bonds	22,742	—	(831)	21,911
Total held to maturity	170,062	2,738	(854)	171,946
Total securities	$548,241	$13,131	$(955)	$560,417

(1)	U.S. GSE commercial collateralized mortgage obligations represent securities with multi-family mortgage loans as the collateral.

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$41,463	$213	$(343)	$41,333
State and municipal obligations	47,175	1,173	(283)	48,065
U.S. GSE residential mortgage-backed securities	76,814	3,481	(124)	80,171
U.S. GSE residential collateralized mortgage obligations	152,202	2,618	(850)	153,970
Total available for sale	317,654	7,485	(1,600)	323,539

Held to maturity:
U.S. GSE securities	24,973	118	(199)	24,892
State and municipal obligations	64,728	439	(922)	64,245
U.S. GSE residential collateralized mortgage obligations	40,264	954	(53)	41,165
Corporate Bonds	18,000	—	(158)	17,842
Total held to maturity	147,965	1,511	(1,332)	148,144
Total securities	$465,619	$8,996	$(2,932)	$471,683

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at September 30. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$6,429	$6,487
One to five years	45,406	46,705
Five to ten years	116,868	118,815
Beyond ten years	209,476	216,464
Total	$378,179	$388,471

Held to maturity:
Within one year	$55,059	$55,127
One to five years	38,380	38,481
Five to ten years	14,771	14,600
Beyond ten years	61,852	63,738
Total	$170,062	$171,946

Securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
September 30, 2011		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$22,541	$37	$—	$—
State and municipal obligations	1,922	2	—	—
U.S. GSE residential mortgage-backed securities	273	—	—	—
U.S. GSE residential collateralized mortgage obligations	8,831	62	—	—
Total available for sale	$33,567	$101	$—	$—

Held to maturity:
U.S. GSE securities	$9,247	$4	$—	$—
State and municipal obligations	4,964	19	—	—
Corporate Bonds	12,446	296	9,465	535
Total held to maturity	$26,657	$319	$9,465	$535

	Less than 12 months		Greater than 12 months
December 31, 2010		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$25,145	$343	$—	$—
State and municipal obligations	11,927	283	—	—
U.S. GSE residential mortgage-backed securities	7,591	124	—	—
U.S. GSE residential collateralized mortgage obligations	55,906	850	—	—
Total available for sale	$100,569	$1,600	$—	$—

Held to maturity:
U.S. GSE securities	$9,800	$199	$—	$—
State and municipal obligations	27,416	922	—	—
U.S. GSE residential collateralized mortgage obligations	4,952	53	—	—
Corporate Bonds	17,842	158	—	—
Total held to maturity	$60,010	$1,332	$—	$—

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

At September 30, 2011, the majority of unrealized losses on available for sale securities are related to the Company’s residential collateralized mortgage obligations and the majority of unrealized losses on held to maturity securities are related to corporate bonds.    The decrease in fair value of the residential collateralized mortgage obligations and the corporate bond portfolio is attributable to changes in interest rates and not credit quality.  Each issuer of corporate bonds has maintained their well capitalized status and is continues to be reviewed periodically.  The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

The Bank did not have proceeds from sales of securities available for sale for the three months ended September 30, 2011 and 2010, respectively. Proceeds from sales of securities available for sale were $14.1 million and $31.4 million for the nine months ended September 30, 2011 and 2010, respectively. There were no gross gains during the three months ended September 30, 2011 and 2010, respectively.  Gross gains of $0.1 million and $1.3 million were realized on these sales during the nine months ended September 30, 2011 and 2010, respectively. Proceeds from calls of securities available for sale were $86.9 million and $39.0 million for the three months ended September 30, 2011 and 2010, respectively.  Proceeds from calls of securities available for sale were $114.1 million and $84.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Securities having a fair value of approximately $272.4 million and $277.9 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the nine months ended September 30, 2011 or the year ended December 31, 2010.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $1.5 million in FHLB, ACBB and FRB stock at September 30, 2011 and approximately $1.3 million at December 31, 2010.  These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		September 30, 2011 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$94,163		$94,163
State and municipal obligations	43,196		43,196
U.S. GSE residential mortgage-backed securities	76,583		76,583
U.S. GSE residential collateralized mortgage obligations	169,304		169,304
U.S. GSE commercial collateralized mortgage obligations (1)	5,225		5,225
Total available for sale	$388,471		$388,471

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$41,333		$41,333
State and municipal obligations	48,065		48,065
U.S. GSE residential mortgage-backed securities	80,171		80,171
U.S. GSE residential collateralized mortgage obligations	153,970		153,970
Total available for sale	$323,539		$323,539

(1)             U.S. GSE commercial collateralized mortgage obligations represent securities with multi-family mortgage loans as the collateral.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2011 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$732			$732

Fair Value Measurements at
December 31, 2010 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$693			$693

For impaired and TDR loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. These methods of fair value measurement for impaired and TDR loans are considered level 3 within the fair value hierarchy described in current accounting guidance. Impaired loans with allocated allowance for loan losses at September 30, 2011 and December 31, 2010, had a carrying amount of $732,000 and $693,000, respectively, which is made up of the outstanding balance of $923,000 and $700,000, net of a valuation allowance of $191,000 and $7,000, respectively. This resulted in an additional provision for loan losses of $191,000 and $7,000, respectively, that is included in the amount reported on the income statement for the periods ending September 30, 2011 and December 31, 2010.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of September 30, 2011 and December 31, 2010.

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

The estimated fair values and recorded carrying values of the Bank’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$16,483	$16,483	$21,598	$21,598
Interest bearing deposits with banks	76,052	76,052	1,320	1,320
Securities available for sale	388,471	388,471	323,539	323,539
Securities restricted	1,485	n/a	1,284	n/a
Securities held to maturity	170,062	171,946	147,965	148,144
Loans, net	588,579	619,770	495,563	513,344
Accrued interest receivable	4,374	4,374	4,153	4,153

Financial liabilities:
Demand and other deposits	1,155,535	1,157,585	916,993	917,786
Federal funds purchased and Federal Home Loan Bank overnight borrowings	—	—	5,000	5,000
Repurchase agreements	16,595	17,807	16,370	17,383
Junior Subordinated Debentures	16,002	16,798	16,002	14,783
Accrued interest payable	414	414	433	433

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	September 30, 2011	December 31, 2010
Commercial real estate mortgage loans	$266,565	$236,048
Multi-family mortgage loans	21,276	9,217
Residential real estate mortgage loans	146,559	140,986
Commercial, financial, and agricultural loans	117,806	97,663
Installment/consumer loans	8,765	9,659
Real estate-construction and land loans	37,386	9,928
Total loans	598,357	503,501
Net deferred loan costs and fees	384	559
	598,741	504,060
Allowance for loan losses	(10,162)	(8,497)
Net loans	$588,579	$495,563

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

The following table represents loans by class categorized by internally assigned risk grades as of September 30, 2011 and December 31, 2010:

	Grades:
September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$110,867	$11,289	$7,665	$—	$129,821
Non-owner occupied	108,080	9,115	2,879	—	120,074
Multi-Family	21,276	—	—	—	21,276
Residential real estate:
First lien	70,056	—	1,365	1,227	72,648
Home equity	61,007	587	1,776	225	63,595
Commercial:
Secured	53,961	3,658	3,688	—	61,307
Unsecured	47,600	1,261	986	11	49,858
Installment/consumer loans	7,931	250	20	—	8,201
Real estate construction and land loans	28,313	1,697	6,470	250	36,730
Total loans	$509,091	$27,857	$24,849	$1,713	$563,510

Acquired loans
Commercial real estate:
Owner occupied	$13,123	$226	$384	$—	$13,733
Non-owner occupied	2,443	494	—	—	2,937
Multi-Family	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—
Home equity	10,316	—	—	—	10,316
Commercial:
Secured	2,747	122	134	—	3,003
Unsecured	3,397	186	55	—	3,638
Installment/consumer loans	564	—	—	—	564
Real estate construction and land loans	403	—	253	—	656
Total loans	$32,993	$1,028	$826	$—	$34,847

Total loans
Commercial real estate:
Owner occupied	$123,990	$11,515	$8,049	$—	$143,554
Non-owner occupied	110,523	9,609	2,879	—	123,011
Multi-Family	21,276	—	—	—	21,276
Residential real estate:
First lien	70,056	—	1,365	1,227	72,648
Home equity	71,323	587	1,776	225	73,911
Commercial:
Secured	56,708	3,780	3,822	—	64,310
Unsecured	50,997	1,447	1,041	11	53,496
Installment/consumer loans	8,495	250	20	—	8,765
Real estate construction and land loans	28,716	1,697	6,723	250	37,386
Total loans	$542,084	$28,885	$25,675	$1,713	$598,357

	Grades:
December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$110,395	$4,892	$4,298	$—	$119,585
Non-owner occupied	97,878	7,652	10,683	250	116,463
Multi-Family	9,217	—	—	—	9,217
Residential real estate:
First lien	71,686	—	1,194	1,269	74,149
Home equity	64,708	—	1,834	295	66,837
Commercial:
Secured	49,146	1,949	3,212	—	54,307
Unsecured	41,058	1,072	1,226	—	43,356
Installment/consumer loans	9,484	175	—	—	9,659
Real estate construction and land loans	6,020	223	3,685	—	9,928
Total loans	$459,592	$15,963	$26,132	$1,814	$503,501

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans, as defined by ASC 310-10:

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$—	$—	$—	$468	$468	$129,353	$129,821
Non-owner occupied	216	—	—	—	216	119,858	120,074
Multi-Family	—	—	—	—	—	21,276	21,276
Residential real estate:
First lien	550	—	—	1,227	1,777	70,871	72,648
Home equity	681	315	—	1,415	2,411	61,184	63,595
Commercial:
Secured	1,267	—	—	—	1,267	60,040	61,307
Unsecured	36	46	—	318	400	49,458	49,858
Installment/consumer loans	—	6	—	6	12	8,189	8,201
Real estate construction and land loans	—	—	—	2,650	2,650	34,080	36,730
Total loans	$2,750	$367	$—	$6,084	$9,201	$554,309	$563,510

Acquired loans
Commercial real estate:
Owner occupied	$—	$—	$384	$—	$384	$13,349	$13,733
Non-owner occupied	—	—	—	—	—	2,937	2,937
Multi-Family	—	—	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—	—	—
Home equity	193	—	—	—	193	10,123	10,316
Commercial:
Secured	—	—	148	—	148	2,855	3,003
Unsecured	50	—	—	—	50	3,588	3,638
Installment/consumer loans	—	—	—	—	—	564	564
Real estate construction and land loans	—	—	—	—	—	656	656
Total loans	$243	$—	$532	$—	$775	$34,072	$34,847

Total loans
Commercial real estate:
Owner occupied	$—	$—	$384	$468	$852	$142,702	$143,554
Non-owner occupied	216	—	—	—	216	122,795	123,011
Multi-Family	—	—	—	—	—	21,276	21,276
Residential real estate:
First lien	550	—	—	1,227	1,777	70,871	72,648
Home equity	874	315	—	1,415	2,604	71,307	73,911
Commercial:
Secured	1,267	—	148	—	1,415	62,895	64,310
Unsecured	86	46	—	318	450	53,046	53,496
Installment/consumer loans	—	6	—	6	12	8,753	8,765
Real estate construction and land loans	—	—	—	2,650	2,650	34,736	37,386
Total loans	$2,993	$367	$532	$6,084	$9,976	$588,381	$598,357

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$—	$511	$—	$511	$119,074	$119,585
Non-owner occupied	—	—	478	478	115,985	116,463
Multi-Family	—	—	—	—	9,217	9,217
Residential real estate:
First lien	151	165	1,747	2,063	72,086	74,149
Home equity	782	298	1,696	2,776	64,061	66,837
Commercial:
Secured	10	—	—	10	54,297	54,307
Unsecured	105	—	32	137	43,219	43,356
Installment/consumer loans	10	5	86	101	9,558	9,659
Real estate construction and land loans	—	—	2,686	2,686	7,242	9,928
Total loans	$1,058	$979	$6,725	$8,762	$494,739	$503,501

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

Troubled Debt Restructurings

During the nine months ended September 30, 2011, the terms of certain loans were modified and are considered troubled debt restructurings (“TDR”). The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The modification of these loans involved a loan to borrowers who were experiencing financial difficulties.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The terms of certain other loans were modified during the period ending September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $14.2 million. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months and nine months ended September 30, 2011:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2011
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Originated loans
Commercial real estate:
Owner occupied	1	$485	$485	1	$485	$485
Non-owner occupied	2	969	969	2	969	969
Multi-Family	—	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—	—
Home equity	1	347	347	1	347	347
Commercial:
Secured	1	123	123	2	273	273
Unsecured	—	—	—	1	241	230
Installment/consumer loans	—	—	—	—	—	—
Real estate construction and land loans	—	—	—	—	—	—
Total loans	5	$1,924	$1,924	7	$2,315	$2,304

The troubled debt restructurings described above increased the allowance for loan losses by $0.2 million for the three and nine months ended September 30, 2011 and resulted in charge offs of $0.6 million and $0.8 million for the three and nine months ended September 30, 2011, respectively.

There were no loans modified as troubled debt restructurings during the three months and nine months ended September 30, 2011 for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of September 30, 2011 and December 31, 2010, the Company had $4.4 million and $4.7 million, respectively of nonaccrual troubled debt restructured loans. As of September 30, 2011 three of the borrowers with loans totaling $2.0 million are complying with the modified terms of the loans and are currently making payments. Another borrower with loans totaling $2.4 million is past due and the Bank has initiated the foreclosure process. Total nonaccrual troubled debt restructured loans are secured with collateral that has an appraised value of $8.1 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has four borrowers with TDR loans of $4.9 million at September 30, 2011 that are current and secured with collateral that has an appraised value of approximately $11.5 million.  At December 31, 2010, the Company had one borrower with TDR loans of $3.2 million that was current and secured with collateral that had an appraised value of approximately $5.4 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. Two of the loans were determined to be impaired during the third quarter of 2011 and one of the loans in the second quarter of 2011 and since that determination the interest income recognized has been immaterial. The fourth loan was determined to be impaired during the third quarter of 2008 and since that determination $0.4 million of interest income has been recognized. In addition, the Bank has no commitment to lend additional funds to these debtors.

Impaired Loans

As of September 30, 2011 and December 31, 2010, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $11.0 million and $9.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Additionally, management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

Nonaccrual loans were $6.1 million or 1.02% of total loans at September 30, 2011 and were $6.7 million or 1.34% of total loans at December 31, 2010. Approximately $4.4 million of the nonaccrual loans at September 30, 2011 and $4.7 million at December 31, 2010, represent troubled debt restructured loans. In addition, the Company has four borrowers with TDR loans of $4.9 million at September 30, 2011 that are current and performing. At December 31, 2010, the Company had one borrower with TDR loans of $3.2 million that was current and performing.

The following table represents impaired loans by class at September 30, 2011 and December 31, 2010:

September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,139	$4,171	$—
Non-owner occupied	969	969	—
Residential real estate:
First lien	1,226	1,329	—
Home equity	723	893	—
Commercial:
Secured	273	273	—
Unsecured	88	95	—
Installment/consumer loans	6	6	—
Real estate construction and land loans	2,650	3,670	—
Total with no related allowance recorded	$10,074	$11,406	$—

With an allowance recorded:
Residential real estate - Home equity	$693	$700	$29
Commercial - Unsecured	230	235	162
Total with an allowance recorded:	$923	$935	$191

Total:
Commercial real estate:
Owner occupied	$4,139	$4,171	$—
Non-owner occupied	969	969	—
Residential real estate:
First lien	1,226	1,329	—
Home equity	1,416	1,593	29
Commercial:
Secured	273	273	—
Unsecured	318	330	162
Installment/consumer loans	6	6	—
Real estate construction and land loans	2,650	3,670	—
Total	$10,997	$12,341	$191

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,219	$3,219	$—
Non-owner occupied	478	599	—
Residential real estate:
First lien	1,747	1,829	—
Home equity	996	996	—
Commercial:
Secured	—	—	—
Unsecured	32	35	—
Installment/consumer loans	86	86	—
Real estate construction and land loans	2,686	2,800	—
Total with no related allowance recorded	$9,244	$9,564	$—

With an allowance recorded:
Residential real estate - Home equity	$700	$700	$7
Total with an allowance recorded:	$700	$700	$7

Total:
Commercial real estate:
Owner occupied	$3,219	$3,219	$—
Non-owner occupied	478	599	—
Residential real estate:
First lien	1,747	1,829	—
Home equity	1,696	1,696	7
Commercial:
Secured	—	—	—
Unsecured	32	35	—
Installment/consumer loans	86	86	—
Real estate construction and land loans	2,686	2,800	—
Total	$9,944	$10,264	$7

Residential home equity loans represent the only class of impaired loans with a related allowance recorded at December 31, 2010. The average recorded investment in the impaired loans was $10.1 million for the year ended December 31, 2010. Residential home equity loans and commercial unsecured loans represent the classes of impaired loans with a related allowance recorded at September 30, 2011. The average recorded investment in the impaired loans was $11.6 million for the three months ended September 30, 2011 $11.9 million for the nine months ended September 30, 2011.

The Bank had no foreclosed real estate at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2011, December 31, 2010 and September 30, 2010, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table sets forth changes in the allowance for loan losses:

	For the Three Months Ended		For the Nine Months Ended		For the Year Ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	December 31, 2010
Beginning balance	$9,494	$7,431	$8,497	$6,045	$6,045
Provision for loan loss	1,450	600	3,050	2,600	3,500
Net charge-offs	(782)	(239)	(1,385)	(853)	(1,048)
Ending balance	$10,162	$7,792	$10,162	$7,792	$8,497

The following table represents the activity in the allowance for loan losses by portfolio segment as defined under ASC 310-10 for the three months ended September 30, 2011. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

September 30, 2011	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment / Consumer Loans	Real Estate Construction and Land Loans	Unallocated	Total
(In thousands)
Originated loans
Allowance for Loan Losses:
Beginning balance	$2,923	$390	$2,444	$2,938	$299	$500	$—	$9,494
Charge-offs	—	—	(100)	(40)	(77)	(614)	—	(831)
Recoveries	—	—	2	45	2	—	—	49
Provision	313	(2)	(66)	(61)	59	1,207	—	1,450
Ending Balance	$3,236	$388	$2,280	$2,882	$283	$1,093	$—	$10,162

Acquired loans
Allowance for Loan Losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision	—	—	—	—	—	—	—	—
Ending Balance	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Allowance for Loan Losses:
Beginning balance	$2,923	$390	$2,444	$2,938	$299	$500	$—	$9,494
Charge-offs	—	—	(100)	(40)	(77)	(614)	—	(831)
Recoveries	—	—	2	45	2	—	—	49
Provision	313	(2)	(66)	(61)	59	1,207	—	1,450
Ending Balance	$3,236	$388	$2,280	$2,882	$283	$1,093	$—	$10,162

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of September 30, 2011 and December 31, 2010. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

September 30, 2011	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Unallocated	Total
(In thousands)
Originated loans
Allowance for Loan Losses:
Beginning balance	$3,310	$133	$1,642	$2,804	$423	$185	$—	$8,497
Charge-offs	—	—	(259)	(266)	(178)	(764)	—	(1,467)
Recoveries	—	—	5	64	13	—	—	82
Provision	(74)	255	892	280	25	1,672	—	3,050
Ending Balance	$3,236	$388	$2,280	$2,882	$283	$1,093	$—	$10,162

Ending balance: individually evaluated for impairment	$—	$—	$29	$162	$—	$—	$—	$191

Ending balance: collectively evaluated for impairment	$3,236	$388	$2,251	$2,720	$283	$1,093	$—	$9,971

Loans	$249,895	$21,276	$136,243	$111,165	$8,201	$36,730		$563,510

Ending balance: individually evaluated for impairment	$5,108	$—	$2,641	$503	$—	$2,650		$10,902

Ending balance: collectively evaluated for impairment	$244,787	$21,276	$133,602	$110,662	$8,201	$34,080		$552,608

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—		$—

Acquired loans
Allowance for Loan Losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision	—	—	—	—	—	—	—	—
Ending Balance	$—	—	$—	$—	$—	$—	$—	$—

Ending balance: individually evaluated for impairment	$—	—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Loans	$16,670	$—	$10,316	$6,641	$564	$656		$34,847

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—		$—

Ending balance: collectively evaluated for impairment	$16,056	$—	$10,316	$6,428	$564	$403		$33,767

Ending balance: loans acquired with deteriorated credit quality (1)	$614	$—	$—	$213	$—	$253		$1,080

Total loans
Allowance for Loan Losses:
Beginning balance	$3,310	$133	$1,642	$2,804	$423	$185	$—	$8,497
Charge-offs	—	—	(259)	(266)	(178)	(764)	—	(1,467)
Recoveries	—	—	5	64	13	—	—	82
Provision	(74)	255	892	280	25	1,672	—	3,050
Ending Balance	$3,236	388	2,280	2,882	283	1,093	—	$10,162

Ending balance: individually evaluated for impairment	$—	$—	$29	$162	$—	$—	$—	$191

Ending balance: collectively evaluated for impairment	$3,236	$388	$2,251	$2,720	$283	$1,093	$—	$9,971

Loans	$266,565	$21,276	$146,559	$117,806	$8,765	$37,386		$598,357

Ending balance: individually evaluated for impairment	$5,108	$—	$2,641	$503	$—	$2,650		$10,902

Ending balance: collectively evaluated for impairment	$260,843	$21,276	$143,918	$117,090	$8,765	$34,483		$586,375

Ending balance: loans acquired with deteriorated credit quality (1)	$614	$—	$—	$213	$—	$253		$1,080

      (1) Includes loans acquired on May 27, 2011 from Hamptons State Bank.

December 31, 2010	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Unallocated	Total
(In thousands)
Originated loans
Allowance for Loan Losses	$3,310	$133	$1,642	$2,804	$423	$185	$—	$8,497

Ending balance: individually evaluated for impairment	$—	$—	$7	$—	$—	$—	$—	$7

Ending balance: collectively evaluated for impairment	$3,310	$133	$1,635	$2,804	$423	$185	$—	$8,490

Loans	$236,048	$9,217	$140,986	$97,663	$9,659	$9,928		$503,501

Ending balance: individually evaluated for impairment	$6,197	$—	$3,443	$102	$4	$2,686		$12,432

Ending balance: collectively evaluated for impairment	$229,851	$9,217	$137,543	$97,561	$9,655	$7,242		$491,069

8. EMPLOYEE BENEFITS

The Bank maintains a noncontributory pension plan covering all eligible employees. The Bank uses a December 31st measurement date for this plan in accordance with FASB ASC 715-30 “Compensation — Retirement Benefits — Defined Benefit Plans — Pension”. In September 2011, the Bank transferred all of the Plan assets out of the New York State Bankers Association Retirement System to the new Trustee, Bank of America, N.A.

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

The Company made a $227,833 contribution to the pension plan during the nine months ended September 30, 2011.  There were no contributions made to the SERP during the nine months ended September 30, 2011. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $84,000 during the nine months ended September 30, 2011.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended September 30,				Nine months ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$231	$194	$27	$24	$687	$576	$81	$71
Interest cost	$121	$109	$15	$16	$361	$324	$43	$47
Expected return on plan assets	$(192)	$(172)	—	—	$(569)	$(510)	—	—
Amortization of net loss	$26	$26	—	—	$76	$78	—	—
Amortization of unrecognized prior service cost	$3	$3	—	—	$7	$7	—	—
Amortization of unrecognized transition (asset) obligation	$—	$—	$7	$7	$—	$—	$21	$21
Net periodic benefit cost	$189	$160	$49	$47	$562	$475	$145	$139

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At September 30, 2011, September 30, 2010 and December 31, 2010, securities sold under agreements to repurchase totaled $16.6 million, $17.1 million, and $16.4 million respectively and were secured by U.S. GSE, mortgage-backed securities and collateralized mortgage obligations with a carrying amount of $23.7 million, $22.3 million and $22.3 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.6 million maturing during the fourth quarter 2011, $5.0 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the nine months ended		For the year ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	December 31, 2010
Average daily balance	$16,573	$16,492	$16,648
Average interest rate	3.26%	3.08%	3.10%
Maximum month-end balance	$17,012	$17,187	$17,192
Weighted average interest rate	3.20%	3.24%	3.21%

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

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  The operating results of the Company for the nine month period ended September 30, 2011, include the operating results of HSB since the acquisition date of May 27, 2011.

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

The above fair values are finalized with the exception of purchased credit impaired loans which are subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values become available.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-8, “Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-8”). ASU 2011-8 clarifies the guidance for goodwill impairment testing by allowing companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The company would not be required to calculate the fair value of a reporting unit unless the company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-8 includes a number of events and circumstances for companies to consider in conducting the qualitative assessment. ASU 2011-8 is effective for interim and annual reporting periods ending on or after December 15, 2011. Adoption of AUS 2011-8 is not anticipated to have a material impact on the Company.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2011-5, “Comprehensive Income (Topic 220)” (“ASU 2011-5”). ASU 2011-5 gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-5 is effective for interim and annual reporting periods ending on or after December 15, 2011. Adoption of AUS 2011-5 is not anticipated to have a material impact on the Company.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2011-4, “Fair Value Measurement and Disclosures (Topic 820)” (“ASU 2011-4”). ASU 2011-4 clarifies the guidance for determining fair value including some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with current accounting guidance. ASU 2011-4 is effective for interim and annual reporting periods ending on or after December 15, 2011. Adoption of AUS 2011-4 is not anticipated to have a material impact on the Company.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; a failure to realize or an unexpected delay in realizing, the growth opportunities and cost savings anticipated from the Hamptons State Bank merger; an unexpected increase in operating costs, customer losses and business disruptions following the Hamptons State Bank merger; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010 and in quarterly and other reports filed by the Company with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Quarterly Highlights

•                 Net income of $2.8 million and $0.41 per diluted share, including $0.08 million in acquisition costs, net of tax, associated with the HSB merger, which closed on May 27, 2011. Net income excluding the impact of acquisition costs, net of tax, was $2.8 million and $0.42 per diluted share for the quarter ended September 30, 2011 as compared to net income of $2.4 million and $0.38 per diluted share for the third quarter 2010. (a)

•                 Returns on average assets and equity were 0.89% and 14.75%, respectively. Returns on average assets and equity, excluding the impact of acquisition costs, net of tax, of $0.08 million were 0.92% and 15.15%, respectively. (a)

•                 Net interest income increased to $11.5 million for the third quarter of 2011 compared to $9.4 million in 2010.

•                 Net interest margin was 4.04% for the third quarter of 2011 compared to 4.09% for the 2010 period.

•                 Total loans at September 30, 2011 of $598.7 million, increased $94.7 million or 19% over December 31, 2010 and increased $118.7 million or 25% over September 30, 2010.

•                Total assets of $1.283 billion at September 30, 2011, increased $254.6 million or 25% compared to December 31, 2010 and increased $246.5 million or 24% compared to September 30, 2010.

•                 Deposits of $1.156 billion, increased $238.5 million or 26% over December 31, 2010 and increased $229.3 million or 25% compared to September 30, 2010 levels.

•                 Allowance for loan losses which was calculated on the loans originated by Bridgehampton (total loans excluding $34.9 million of HSB acquired loans) was 1.80% as of September 30, 2011 compared to 1.69% at December 31, 2010 and 1.62% at September 30, 2010.

•                 Tier 1 Capital increased $13.7 million or 17.6% to $91.7 million as of September 30, 2011, compared to September 30, 2010.

•                 A cash dividend of $0.23 per share was declared in October 2011 for the third quarter.

(a)       Net income, returns on average assets and equity excluding the impact of acquisition costs, net of tax, of $0.08 million are non-GAAP financial measures that management believes provides investors with information that is useful in understanding the Bank’s financial performance. These financial measures should not be considered in isolation or as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP financial measures which may be presented by other bank holding companies.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed by the President. The Act permanently raised the current standard maximum deposit insurance amount to $250,000. Section 331(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires the FDIC to change the definition of the assessment base from which assessment fees are determined. The new definition for the assessment base is the average consolidated total assets of the insured depository institution less the average tangible equity of the insured depository institution. A reduction in the assessment rate is anticipated since the assessment base will increase for many institutions. The new methodology became effective on April 1, 2011 and the Company anticipates a reduction in its FDIC assessment fees of approximately $0.4 million in 2011. The new financial reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase the cost of operations. Refer to Item 1A. Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more detailed information related to this new regulation.

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

Opportunities and Challenges

Since the second half of 2007 and continuing through 2010, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. As a result the yield on loans and investment securities has declined. The squeeze between declining asset yields and more slowly declining liability pricing has impacted margins.  Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks. From April 2010 through October 2011 the Federal Reserve decided to maintain the federal funds target rate between 0 and 25 basis points due to a continued national depressed housing market and tight credit markets.

Growth and service strategies have the potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2007, the Bank has opened eight new branches. In 2007, the Bank opened three new branches located in the Village of Southampton, Cutchogue, and Wading River. In April 2009, the Bank opened a new branch in Shirley, New York, and in December 2009, the Bank opened a new full service branch facility in the Village of East Hampton. During 2010, the Bank opened three new branches; Center Moriches in May, Patchogue in September and Deer Park in October. The recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. In May 2011, the Bank acquired Hamptons State Bank which increased the Bank’s presence in an existing market with a branch located in the Village of Southampton. In July 2011, the Bank converted the former HSB customers to its core operating system. Management spent considerable time ensuring the transition progressed smoothly for HSB’s former customers and shareholders. Management has demonstrated its ability to successfully integrate the former HSB customers and achieve expected cost savings while continuing to execute its business strategy. In addition, the Bank recently obtained OCC approval for its 21st branch in Ronkonkoma, New York. This location’s proximity to MacArthur Airport complements the Patchogue branch and extends the Bank’s reach into the Bohemia market. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

The economic environment remains challenging. The national economy continues to struggle as Washington debates the best approach to stimulating the economy and generating jobs. The recovery of the housing market remains sluggish, despite historically low mortgage rates. The downgrade of the US debt and the economic uncertainty in Europe continue to fuel the volatility of the US and global stock markets. Locally, the economy seems to be faring better than the national economy, as many of the Bank’s customers reported improvement in their businesses compared to 2010. However, management remains mindful of the fragility of the economy, and carefully considers these factors as it evaluates opportunities for growth.

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2011, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

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

Net Income

Net income for the three months ended September 30, 2011 was $2.8 million and $0.41 per diluted share as compared to $2.4 million and $0.38 per diluted share for the same period in 2010.  The 16.4% increase reflects growth in net interest income and non interest income partially offset by higher credit costs and increased operating expenses. Changes for the three months ended September 30, 2011 compared to September 30, 2010 include: (i) $2.1 million or 22.1% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $0.9 million or 141.7% increase in the provision for loan losses; (iii) $0.1 million or 5.6% increase in total non interest income as a result of higher service charges and fees for other customer services of $0.1 million partly offset by lower title insurance revenue of $0.04 million; (iv) $0.8 million or 10.9% increase in total non interest expense due to 1) $0.7 million increase in salaries and employee benefits related to increased staffing levels; 2) $0.2 million increase in net occupancy expenses and furniture and fixtures; 3) $0.2 million decrease in FDIC assessment as a result of the new calculation of the deposit insurance assessment; 4) $0.1 million of acquisition costs associated with the HSB merger; and 5) $0.04 million decrease in other operating expenses. The effective income tax rate was 30.9% for the quarter ended September 30, 2011 compared to 31.1% for the same period last year.

Net income for the nine months ended September 30, 2011 was $7.4 million or $1.12 per diluted share as compared to $6.8 million or $1.07 per diluted share for the same period in 2010. Changes for the nine months ended September 30, 2011 compared to September 30, 2010 include: (i) $4.5 million or 16.7% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $0.5 million or 17.3% increase in the provision for loan losses; (iii) $0.9 million or 14.6% decrease in total non interest income as a result of a $1.2 million decrease in net securities gains and a $0.2 million decrease in title insurance revenue, partially offset by higher service charges and fees for other customer services of $0.5 million; (iv) $2.4 million or an 11.4% increase in total non interest expense due to 1) $1.5 million increase in salaries and employee benefits related to increased staffing levels, 2) $0.3 million increase in net occupancy expense and furniture and fixtures; 3) $0.2 million decrease in FDIC assessment as a result of the new calculation of the deposit insurance assessment; 4) $0.7 million of acquisition costs associated with the HSB merger; and 5) $0.1 million increase in other operating expenses primarily related to higher professional fees. The effective income tax rate was 31.1% for the nine months ended September 30, 2011 compared to 31.5% for the same period last year.

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

	Three months ended September 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$582,472	$9,555	6.51%	$466,862	$7,660	6.51%
Mortgage-backed securities	278,916	2,281	3.24	246,295	2,350	3.79
Tax exempt securities (1)	125,403	1,070	3.39	107,647	1,089	4.01
Taxable securities	129,697	906	2.77	89,251	634	2.82
Federal funds sold	—	—	—	—	—	—
Deposits with banks	52,104	32	0.24	41,672	24	0.23
Total interest earning assets	1,168,592	13,844	4.70	951,727	11,757	4.90
Non interest earning assets:
Cash and due from banks	19,300			16,255
Other assets	46,865			41,822
Total assets	$1,234,757			$1,009,804

Interest bearing liabilities:
Savings, NOW and money market deposits	$615,629	$986	0.64%	$498,576	$919	0.73%
Certificates of deposit of $100,000 or more	130,567	354	1.08	109,067	355	1.29
Other time deposits	45,170	132	1.16	46,154	186	1.60
Federal funds purchased and repurchase agreements	17,391	136	3.10	17,029	136	3.17
Federal Home Loan Bank term advances	—	—	—	—	—	—
Junior Subordinated Debentures	16,002	341	8.45	16,002	341	8.45
Total interest bearing liabilities	824,759	1,949	0.94	686,828	1,937	1.12
Non interest bearing liabilities:
Demand deposits	325,975			255,539
Other liabilities	9,420			6,795
Total liabilities	1,160,154			949,162
Stockholders’ equity	74,603			60,642
Total liabilities and stockholders’ equity	$1,234,757			$1,009,804

Net interest income/interest rate spread (2)		11,895	3.76%		9,820	3.78%

Net interest earning assets/net interest margin (3)	$343,833		4.04%	$264,899		4.09%

Ratio of interest earning assets to interest bearing liabilities			141.69%			138.57%

Less: Tax equivalent adjustment		(373)			(380)

Net interest income		$11,522			$9,440

(1)         The above table is presented on a tax equivalent basis.

(2)         Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(3)         Net interest margin represents net interest income divided by average interest earning assets.

	Nine months ended September 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (including loan fee income)	$543,157	$26,074	6.42%	$454,090	$22,248	6.55%
Mortgage-backed securities	274,532	6,982	3.40	235,242	7,257	4.12
Tax exempt securities (1)	115,340	3,262	3.78	103,562	3,028	3.91
Taxable securities	102,238	2,129	2.78	77,510	1,608	2.77
Federal funds sold	—	—	—	2,339	5	0.29
Deposits with banks	49,256	91	0.25	25,829	43	0.22
Total interest earning assets	1,084,523	38,538	4.75	898,572	34,189	5.09
Non interest earning assets:
Cash and due from banks	18,731			15,831
Other assets	43,994			38,766
Total assets	$1,147,248			$953,169

Interest bearing liabilities:
Savings, NOW and money market deposits	$607,048	$2,977	0.66%	$471,955	$2,699	0.76%
Certificates of deposit of $100,000 or more	104,904	841	1.07	101,425	1,183	1.56
Other time deposits	43,118	385	1.19	46,351	617	1.78
Federal funds purchased and repurchase agreements	16,976	405	3.19	19,338	385	2.66
Federal Home Loan Bank term advances	110	—	0.00	—	—	—
Junior Subordinated Debentures	16,002	1,025	8.56	16,002	1,023	8.55
Total interest bearing liabilities	788,158	5,633	0.96	655,071	5,907	1.21
Non interest bearing liabilities:
Demand deposits	282,705			233,319
Other liabilities	7,256			5,636
Total liabilities	1,078,119			894,026
Stockholders’ equity	69,129			59,143
Total liabilities and stockholders’ equity	$1,147,248			$953,169

Net interest income/interest rate spread (2)		32,905	3.79%		28,282	3.88%

Net interest earning assets/net interest margin (3)	$296,365		4.06%	$243,501		4.21%

Ratio of interest earning assets to interest bearing liabilities			137.60%			137.17%

Less: Tax equivalent adjustment		(1,138)			(1,057)

Net interest income		$31,767			$27,225

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

	Three months ended September 30,			Nine months ended September 30,

	2011 Over 2010			2011 Over 2010

	Changes Due To			Changes Due To

(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (including loan fee income)	$1,910	$(15)	$1,895	$4,547	$(721)	$3,826
Mortgage-backed securities	1,255	(1,324)	(69)	1,521	(1,796)	(275)
Tax exempt securities (1)	682	(701)	(19)	389	(155)	234
Taxable securities	345	(74)	271	515	18	533
Federal funds sold	—	—	—	(3)	(2)	(5)
Deposits with banks	6	3	9	46	(10)	36
Total interest earning assets	4,198	(2,111)	2,087	7,015	(2,666)	4,349

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	651	(584)	67	837	(559)	278
Certificates of deposit of $100,000 or more	253	(254)	(1)	308	(650)	(342)
Other time deposits	(4)	(50)	(54)	(40)	(192)	(232)
Federal funds purchased and repurchase agreements	11	(11)	—	(70)	90	20
Junior subordinated debentures	—	—	—	—	2	2
Total interest bearing liabilities	911	(899)	12	1,035	(1,309)	(274)
Net interest income	$3,287	$(1,212)	$2,075	$5,980	$(1,357)	$4,623

(1) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended September 30, 2011 and September 30, 2010

Net interest income was $11.5 million for the three months ended September 30, 2011 compared to $9.4 million for the same period in 2010, an increase of $2.1 million or 22.1%. Net interest margin declined to 4.04% for the quarter ended September 30, 2011, as compared to 4.09% for the quarter ended September 30, 2010 as a result of the historically low market interest rates which was partly offset by strong core deposit growth and higher loan demand. The total average interest earning assets increased $216.9 million or 22.8% yielding 4.70%, and the overall funding cost was .67%, including demand deposits. The yield on interest earning assets decreased approximately 20 basis points which was partly offset by a decrease in the cost of interest bearing liabilities of approximately 18 basis points during the third quarter of 2011 compared to 2010. The increase in average total deposits of $208.0 million primarily funded loans, which grew $115.6 million, while average total securities increased $90.8 million from the comparable 2010 quarter.

For the three months ended September 30, 2011, average loans grew by $115.6 million or 24.8% to $582.5 million as compared to $466.9 million for the same period in 2010, driven by growth in commercial real estate mortgage loans, real estate construction and land loans, multi-family mortgage loans and commercial loans. The Bank remains committed to its effective strategic initiatives of growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended September 30, 2011, average total securities increased $90.8 million or 20.5% to $534.0 million as compared to $443.2 million for the three months ended September 30, 2010. There were no federal funds sold for the three month ended September 30, 2011 and for the three months ended September 30, 2010. For the three months ended September 30, 2011 the average interest earning cash increased $10.4 million or 25.0% to $52.1 million as compared to $41.7 million for the three months September 30, 2010.

Average total interest bearing liabilities were $824.8 million for the three months ended September 30, 2011 compared to $686.8 million for the same period in 2010.  The Bank grew deposits as a result of opening three new branches during 2010, building new relationships in existing markets and the HSB merger. During 2011, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.94% for the three months ended September 30, 2011 from 1.12% for the same period in 2010.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended September 30, 2011, average total deposits increased by $207.7 million or 22.9% to $1.117 billion from $909.3 million from the same period in 2010.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $117.0 million or 23.5% to $615.6 million for the three months ended September 30, 2011 compared to $498.6 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $20.5 million or 13.2% to $175.7 million for 2011 as compared to $155.2 million for the same period last year.  Average balances in demand deposits increased $70.5 million or 27.6% to $326.0 million for 2011 as compared to $255.5 million for the same period last year. Average public fund deposits comprised 16.3% of total average deposits during the three months ended September 30, 2011 and 17.6% of total average deposits for the same period in 2010.  Average federal funds purchased and repurchase agreements increased $0.4 million or 2.1% to $17.4 million for the three months ended September 30, 2011 as compared to $17.0 million for the same period in the prior year. For the three months ended September 30, 2011 and for the same period in 2010 there were no FHLB term advances.

Total interest income increased $2.1 million or 18.4% to $13.5 million for the three months ended September 30, 2011 from $11.4 million for the same period in 2010.  Interest income on loans increased $1.9 million or 24.7% to $9.6 million for the three months ended September 30, 2011 from $7.7 million for the same period in 2010. The yield on average loans remained the same at 6.5% for 2011 and 2010.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.2 million to $3.9 million for the three months ended September 30, 2011 compared to $3.7 million for the same period in 2010.  Interest income on securities included net amortization of premium of $0.5 million in 2011 compared to net amortization of premium of $0.4 million for the same period in 2010.  The tax adjusted average yield on total securities decreased to 3.2% in 2011 from 3.7% in 2010.

Interest expense was $1.9 million for the three months ended September 30, 2011 and for the same period in 2010.

Analysis of Net Interest Income for the Nine Months ended September 30, 2011 and September 30, 2010

Net interest income was $31.8 million for the nine months ended September 30, 2011 compared to $27.2 million for the same period in 2010, an increase of $4.6 million or 16.7%. Net interest margin declined to 4.06% as compared to 4.21% for the nine months ended September 30, 2010 as a result of lower yielding assets partially offset by strong core deposit growth. The total average interest earning assets increased $186.4 million or 20.7% to $1.085 billion for the nine months ended September 30, 2011 compared to $898.6 million for the 2010 period. The yield on interest earning assets decreased approximately 34 basis points which was partly offset by the cost of interest bearing liabilities decreasing approximately 25 basis points during the first nine months of 2011 compared to 2010. The increase in average total deposits of $184.7 million funded average loan growth of $89.1 million and average total securities growth of $75.8 million from the comparable 2010 period.

For the nine months ended September 30, 2011, average loans grew by $89.1 million or 19.6% to $543.2 million as compared to $454.1 million for the same period in 2010, driven by growth in commercial real estate mortgage loans, real estate construction and land loans, multi-family mortgage loans and commercial loans. Average total securities increased by $75.8 million or 18.2% to $492.1 million for the nine months ended September 30, 2011, as compared to $416.3 million for the nine months ended September 30, 2010. There were no federal funds sold for the nine months ended September 30, 2011 compared to $2.3 million of average federal funds sold for the same period last year. The decrease in the average federal funds sold for the nine months ended September 30, 2011 was offset by the growth in average interest earning cash of $23.5 million or 90.7% from $25.8 million in 2010 to $49.3 million in 2011.

Average total interest bearing liabilities were $788.2 million for the nine months ended September 30, 2011 compared to $655.1 million for the same period in 2010.  The Bank grew deposits as a result of opening three new branches during 2010, building new relationships in existing markets and the HSB merger. During 2011, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to

0.96% for the nine months ended September 30, 2011 from 1.21% for the same period in 2010.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the nine months ended September 30, 2011, average total deposits increased $184.9 million or 21.7% to $1.038 billion from $853.1 million from the same period in 2010.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $135.1 million or 28.6% to $607.0 million for the nine months ended September 30, 2011 compared to $471.9 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $0.2 million or 0.2% to $148.0 million for 2011 as compared to $147.8 million for the same period last year.  Average balances in demand deposits increased $49.4 million or 21.2% to $282.7 million for 2011 as compared to $233.3 million for the same period last year. Average public fund deposits comprised 19.2% of total average deposits during the nine months ended September 30, 2011 and 19.4% of total average deposits for the same period in 2010.  Average federal funds purchased and repurchase agreements decreased $2.3 million or 12.2% to $17.0 million for the nine months ended September 30, 2011 as compared to $19.3 million for the same period in the prior year. The average FHLB term advances was $0.1 million for the nine months ended September 30, 2011 as a result of a $5.0 million FHLB term advance acquired in connection with the HSB merger and paid off in June. There were no FHLB term advances for the same period in 2010.

Total interest income increased $4.3 million or 12.9% to $37.4 million for the nine months ended September 30, 2011 from $33.1 million for the same period in 2010.  Interest income on loans increased $3.9 million or 17.2% to $26.1 million for the nine months ended September 30, 2011 from $22.2 million for the same period in 2010. The yield on average loans was 6.4% for 2011 as compared to 6.6% in 2010.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.4 million to $11.2 million for the nine months ended September 30, 2011 compared to $10.8 million for the same period in 2010.  Interest income on securities included net amortization of premium of $1.6 million in 2011 compared to net amortization of premium of $0.9 million for the same period in 2010.  The tax adjusted average yield on total securities decreased to 3.4% in 2011 from 3.8% in 2010.

Interest expense decreased $0.3 million to $5.6 million for the nine months ended September 30, 2011 compared to $5.9 million for the same period in 2010. The interest expense in 2011 and 2010 reflects $1.0 million of interest paid related to $16.0 million of junior subordinated debentures which was partly offset by a reduction in interest rates on deposit products through prudent management of deposit pricing.

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

Loans of approximately $56.3 million or 9.4% of total loans at September 30, 2011 were categorized as classified loans compared to $43.9 million or 8.7% at December 31, 2010 and $45.3 million or 9.4% at September 30, 2010. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.

At September 30, 2011, approximately $32.1 million of these loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $32.1 million of CRE loans, $31.0 million were current and $1.1 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees.  At September 30, 2011, approximately $5.2 million of classified loans were residential real estate loans with $0.8 million current and $4.4 million past due. Commercial, financial, and agricultural loans represented $10.1 million of classified loans and $8.2 million were current and $1.9 million was past due. Approximately $8.7 million of classified loans represented real estate construction and land loans with $6.0 million current and $2.7 million past due. All real estate construction and land loans are well secured with collateral. The remaining $0.3 million in classified loans are consumer loans that are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.

CRE loans represented $266.6 million or 44.6% of the total loan portfolio at September 30, 2011 compared to $236.0 million or 46.9% at December 31, 2010. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and appears to have stabilized during 2010. The estimated decline in residential and commercial real estate values range from 15-20% from the 2007 levels, depending on the nature and location of the real estate.

As of September 30, 2011 and December 31, 2010, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $11.0 million and $9.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

Nonaccrual loans were $6.1 million or 1.02% of total loans at September 30, 2011 and were $6.7 million or 1.34% of total loans at December 31, 2010. Approximately $4.4 million of the nonaccrual loans at September 30, 2011 and $4.7 million at December 31, 2010, represent troubled debt restructured loans. As of September 30, 2011, three of the borrowers with loans totaling $2.0 million are complying with the modified terms of the loans and are currently making payments. Another borrower with loans totaling $2.4 million is past due and the Bank has initiated the foreclosure process. Total nonaccrual troubled debt restructured loans are secured with collateral that has an appraised value of $8.1 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has four borrowers with TDR loans of $4.9 million at September 30, 2011 that are current and secured with collateral that has an appraised value of approximately $11.5 million.  At December 31, 2010, the Company had one borrower with TDR loans of $3.2 million that was current and secured with collateral that had an appraised value of approximately $5.4 million as well as personal guarantors. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors. Two of the loans were determined to be impaired during the third quarter of 2011 and one of the loans in the second quarter of 2011 and since that determination the interest income recognized has been immaterial. The fourth loan was determined to be impaired during the third quarter of 2008 and since that determination $0.3 million of interest income has been recognized.

The Bank had no foreclosed real estate at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

The following table sets forth impaired loans by loan type:

	September 30,	December 31,
(In thousands)	2011	2010
Nonaccrual Loans:
Commercial real estate mortgage loans	$468	$478
Residential real estate mortgage loans	844	1,401
Commercial, financial and agricultural loans	88	32
Installment/consumer loans	6	86
Real estate construction and land loans	250	—
Total	1,656	1,997

Restructured Loans - Nonaccrual:
Commercial real estate mortgage loans	—	—
Residential real estate mortgage loans	1,798	2,042
Commercial, financial and agricultural loans	230	—
Installment/consumer loans	—	—
Real estate construction and land loans	2,400	2,686
Total	4,428	4,728

Total Non-performing Loans	6,084	6,725

Restructured Loans - Performing:
Commercial real estate mortgage loans	4,640	3,219
Residential real estate mortgage loans	—	—
Commercial, financial and agricultural loans	273	—
Installment/consumer loans	—	—
Real estate construction and land loans	—	—
Total	4,913	3,219

Total Impaired Loans	$10,997	$9,944

Restructured loans totaled $9.3 million and $7.9 million as of September 30, 2011 and December 31, 2010, respectively.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in our loan portfolio, and the net charge-offs, a provision for loan losses of $1.5 million and $3.1 million was recorded during the three and nine months ended September 30, 2011 compared to a provision for loan loss of $0.6 million and $2.6 million that was recorded during the same periods in 2010. The Bank recognized net charge-offs in the amount of $1.4 million for the nine months ended September 30, 2011 and for the same period in 2010. The allowance for loan losses increased to $10.2 million at September 30, 2011, as compared to $8.5 million at December 31, 2010 and $7.8 million at September 30, 2010.  As a percentage of total loans, the allowance was 1.70% at September 30, 2011 compared to 1.69% at December 31, 2010 and 1.62% at September 30, 2010.  In accordance with current accounting guidance, the acquired HSB loans are required to be recorded at fair value, effectively netting estimated future losses against the loan balances. The allowance as a percentage of the Bank’s originated loans was 1.80% at September 30, 2011. Management continues to carefully monitor the loan portfolio as well as local real estate trends. The Bank’s consistent and rigorous underwriting standards preclude sub prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

The following table sets forth changes in the allowance for loan losses:

	For the	For the
	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2011	December 31, 2010
Allowance for loan losses balance at beginning of period	$8,497	$6,045

Charge-offs:
Commercial real estate mortgage loans	—	73
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	259	20
Commercial, financial and agricultural loans	266	879
Installment/consumer loans	178	148
Real estate construction and land loans	764	—
Total	1,467	1,120

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	5	4
Commercial, financial and agricultural loans	64	56
Installment/consumer loans	13	12
Real estate construction and land loans	—	—
Total	82	72

Net charge-offs	(1,385)	(1,048)
Provision for loan losses charged to operations	3,050	3,500
Balance at end of period	$10,162	$8,497

Ratio of annualized net charge-offs during the period to average loans outstanding	(0.33)%	(0.23)%

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	September 30,		December 31,
	2011		2010
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$3,236	44.5%	$3,310	46.9%
Multi-family mortgage loans	388	3.6	133	1.8
Residential real estate mortgage loans	2,280	24.5	1,642	28.0
Commercial, financial and agricultural loans	2,882	19.7	2,804	19.4
Installment/consumer loans	283	1.5	423	1.9
Real estate construction and land loans	1,093	6.2	185	2.0
Total	$10,162	100.0%	$8,497	100.0%

Non Interest Income

Total non interest income increased $0.1 million or 5.6% to $1.8 million for the three months ended September 30, 2011 compared to $1.7 million for the same period in 2010.  The increase was primarily the result of a $0.1 million increase in service charges on deposit accounts and fees for other customer services related to higher electronic banking and investment services income, $0.01 million increase in other operating income offset by lower title fee income. Title fee income related to Bridge Abstract decreased $0.04 million or 18.0% to $0.2 million for the three months ended September 30, 2011 as a result of lower volume in the number of transactions processed.

Total non interest income decreased $0.9 million or 14.6% to $5.0 million for the nine months ended September 30, 2011 compared to $5.9 million for the same period in 2010.  The decline was primarily the result of $1.2 million of lower net securities gains recognized for the nine months ended September 30, 2011 compared to the same period last year.  Title fee income related to Bridge Abstract decreased $0.1 million or 18.4% to $0.7 million for the nine months ended September 30, 2011 compared to $0.8 million for the same period in 2010. The decrease was attributable to lower volume in the number of transactions processed. Service charges on deposit accounts increased $0.2 million or 10.2% to $2.3 million for the nine months ended September 30, 2011 from $2.1 million for the same period in 2010. Fees for other customer services were $1.8 million and represented an increase of $0.2 million or 15.5% from $1.6 million for the same period last year primarily related to higher electronic banking and investment services income.

Non Interest Expense

Total non interest expense increased $0.8 million or 10.8% to $7.8 million during the three months ended September 30, 2011 compared to $7.1 million over the same period in 2010.  Salaries and employees benefits increased $0.7 million or 17.1% to $4.8 million for the three months ended September 30, 2011 from $4.1 million for the same period in 2010. The increase reflects additional positions to support the Company’s expanding infrastructure, new branches and larger loan portfolio. Net occupancy expense increased $0.1 million or 19.8% to $0.8 million compared to $0.7 million over the same period in 2010. Furniture and fixture expense increased $0.1 million or 25.1% to $0.3 million for the three months ended September 30, 2011 compared to $0.2 million over the same period last year. FDIC assessments decreased $0.2 million or 60.9% to $0.1 million for the three months ended September 30, 2011 compared to $0.3 million for the same period last year.  The three months ended September 30, 2011, also included acquisition cost of $0.1 million in connection with the HSB merger.

Total non interest expense increased $2.3 million or 11.4% to $23.0 million during the nine months ended September 30, 2011 compared to $20.7 million over the same period in 2010.  Salaries and employees benefits increased $1.5 million or 12.3% to $13.4 million for the nine months ended September 30, 2011 from $11.9 million for the same period in 2010. The increase reflects additional positions to support the Company’s expanding infrastructure, new branches and larger loan portfolio. Net occupancy expense increased $0.2 million or 9.9% to $2.3 million for the nine months ended September 30, 2011 compared to $2.1 million for the same period in 2010. FDIC assessments decreased $0.3 million or 30.8% to $0.6 million for the nine months ended September 30, 2011 compared to $0.9 million for the same period last year.  The nine months ended September 30, 2011 includes acquisition costs of $0.7 million in connection with the HSB merger. Other operating increased $0.1 million or 2.6% to $5.0 million for the nine months ended September 30, 2011 compared to $4.9 million for the same period last year primarily due to increased professional fees.

Income Taxes

The provision for income taxes increased $0.1 million or 15.6% to $1.2 million for the three months ended September 30, 2011 compared to $1.1 million for the three months ended September 30, 2010 due to higher pretax income. The effective tax rate for the three months ended September 30, 2011 decreased to 30.9% from 31.1% for the same period last year.

The provision for income taxes increased $0.2 million or 7.3% to $3.3 million for the nine months ended September 30, 2011 compared to $3.1 million for the nine months ended September 30, 2010 due to higher pretax income. The effective tax rate for the nine months ended September 30, 2011 decreased to 31.1% from 31.5% for the same period last year.

Financial Condition

Total assets grew to $1.283 billion, a 23.8% increase over the September 2010 level of $1.037 billion and 24.8% over the December 31, 2010 level of $1.028 billion with all growth funded by deposits and capital. This increase reflects strong organic growth in new and existing markets and to a lesser extent the impact of the HSB acquisition, in May 2011, which added total assets on a fair value basis of $69.0 million, with loans of $39.1 million and deposits of $56.9 million.

Cash and due from banks decreased $5.1 million and interest earning deposits with banks increased $74.7 million as the Company retained excess overnight funds with the Federal Reserve Bank. Total securities increased $87.0 million or 18.5% to $558.5 million and net loans increased $93.0 million or 18.8% to $588.6 million compared to December 2010 levels. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality remains a strong focus point of management. Total deposits grew $238.5 million to $1.156 billion at September 30, 2011 compared to $917.0 million at December 2010. Demand deposits increased $82.4 million to $321.8 million as of September 30, 2011 compared to $239.3 million at December 31, 2010. Savings, NOW and money market deposits increased $87.8 million to $632.3 million at September 30, 2011 from $544.5 million at December 31, 2010. Certificates of deposit of $100,000 or more increased $66.3 million to $156.9 million at September 30, 2011 from $90.6 million at December 31, 2010. Other time deposits increased $2.0 million to $44.6 million as of September 31, 2011 from $42.6 at December 31, 2010. There were no Federal funds purchased and Federal Home Loan Bank overnight borrowings as of September 30, 2011 as compared to $5.0 million at December 31, 2010. Repurchase agreements increased

$0.2 million to $16.6 million at September 30, 2011 compared to $16.4 million as of December 31, 2010. Junior subordinated debenture remained at $16.0 million as of September 30, 2011 compared to December 31, 2010. Other liabilities and accrued expenses increased $4.2 million to $ 12.2 million as of September 30, 2011 from $7.9 million as of December 31, 2010 due to securities purchased in September 2011 which settled in October 2011 and increases in accrued and deferred taxes. Stockholders’ equity was $82.4 million at September 30, 2011, an increase of $16.6 million or 25.3% from December 31, 2010, primarily due to the net income of $7.4 million, the issuance of $5.85 million in common equity in connection with the HSB transaction, and an increase in the net unrealized gain on the securities portfolio of $2.7 million.

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

The Holding Company’s principal sources of liquidity included cash and cash equivalents of $1.6 million as of September 30, 2011, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During the nine months ended September 30, 2011, the Bank did not pay a cash dividend to the Company.  As of September 30, 2011, the Bank had $25.5 million of retained net income available for dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”).  The net proceeds were used for general corporate purposes, primarily to provide additional capital to the Bank.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets.  At September 30, 2011, the Bank had aggregate lines of credit of $227.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements.  Of these aggregate lines of credit, $207.0 million is available on an unsecured basis.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank.  The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit.  As of September 30, 2011 and December 31, 2010, the Bank had no brokered certificates of deposit.  There were no overnight borrowings as of September 30, 2011 and $5 million in overnight borrowings as of December 31, 2010. The Bank had $16.6 million of securities sold under agreements to repurchase outstanding as of September 30, 2011 and $16.4 million of securities sold under agreements to repurchase outstanding as of December 31, 2010.  There were no advances outstanding as of September 30, 2011 and December 31, 2010 with the FHLB.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested overnight at the highest rate available at the Federal Reserve or in federal funds sold.  The Bank invested $75.1 million at the Federal Reserve as of September 30, 2011, $6.6 million as of September 30, 2010 and $0.9 million as of December 31, 2010. The Bank did not have overnight federal funds sold as of September 30, 2011, September 30, 2010 or December 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of September 30, 2011, the Company and the Bank met all capital adequacy requirements. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the nine months ended September 30, 2011, was $3.0 million. Since the inception of the DRP Plan in April 2009 through September 30, 2011, the Company has issued 212,584 shares of common stock and raised $4.6 million in capital. In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC. In December 2009, the Company completed a private placement of $16.0 million aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”) through a newly-formed subsidiary, Bridge Statutory Capital Trust II, a wholly-owned Delaware statutory trust (the “Trust”).  The TPS mature in 30 years, and carry a fixed distribution rate of 8.50%.  The TPS have a liquidation amount of $1,000 per security.  The Company has the right to redeem the TPS at par (plus any accrued but unpaid distributions) at any time after September 30, 2014.  Holders of the TPS may convert the TPS into shares of the Company’s common stock at a conversion price equal to $31.00 per share, which represents 125% of the average closing price of the Company’s common stock over the 20 trading days ended on October 14, 2009.  Each $1,000 in liquidation amount of the TPS is convertible into 32.2581 shares of the Company’s common stock. As provided in the regulations, TPS are included in holding company Tier 1 capital (up to a limit of 25% of Tier 1 capital). On May 27, 2011, the Company issued 273,479 shares of common stock and $5.8 million in capital in connection with the acquisition of Hamptons State Bank.

At September 30, 2011 and December 31, 2010, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)
As of September 30,	2011
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$101,268	13.3%	$61,087	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	91,715	12.0%	30,543	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	91,715	7.4%	49,276	4.0%	n/a	n/a

As of December 31,	2010
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$88,006	13.7%	$51,504	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	79,953	12.4%	25,752	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	79,953	7.9%	40,667	4.0%	n/a	n/a

Bridgehampton National Bank
As of September 30,	2011
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$99,642	13.1%	$61,071	8.0%	$76,339	10.0%
Tier 1 Capital (to risk weighted assets)	90,092	11.8%	30,536	4.0%	45,803	6.0%
Tier 1 Capital (to average assets)	90,092	7.3%	49,266	4.0%	61,582	5.0%

As of December 31,	2010
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$85,514	13.3%	$51,444	8.0%	$64,304	10.0%
Tier 1 Capital (to risk weighted assets)	77,470	12.1%	25,722	4.0%	38,583	6.0%
Tier 1 Capital (to average assets)	77,470	7.6%	40,639	4.0%	50,799	5.0%

Impact of Inflation and Changing Prices

The Unaudited Consolidated Financial Statements and notes thereto presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary effect of inflation on the operations of the Company is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Changes in interest rates could adversely affect the Company’s results of operations and financial condition.  Interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services.  Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

Recent Regulatory and Accounting Developments

Refer to Note 12. “Recent Accounting Pronouncements”, of the Notes to the Consolidated Financial Statements for details related to recent regulatory and accounting developments.

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

At September 30, 2011, $506.0 million or 90.3% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in market interest rates could also affect the type (fixed-rate or adjustable-rate) and the amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at September 30, 2011:

	September 30, 2011		December 31, 2010
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(Dollars in thousands)	Interest Income		Interest Income
	$ Change	% Change	$ Change	% Change
200	$(1,136)	(2.64%)	$(2,022)	(5.13%)
100	$(380)	(0.88%)	$(872)	(2.21%)
Static	—	—	—	—
(100)	$433	1.01%	$183	0.46%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and on Form 10-Q for the period ended June 30, 2011.

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
101

The following financial statements from Bridge Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011, filed on November 1, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (v) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

November 1, 2011	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

November 1, 2011	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer