Form 10-K
period 2011-12-31
BRIDGE BANCORP INC
filed 2012-03-13
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission File No. 001-34096

BRIDGE BANCORP, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value of $0.01 Per Share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12 (g) of the Act:

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2011, was $134,103,707.

The number of shares of the Registrant’s common stock outstanding on March 6, 2012 was 8,474,176.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2011 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2012 (Part III).

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

The Bank employs 227 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive. In addition, the Company has an equity incentive plan under which it may issue shares of the common stock of the Company.

All phases of the Bank’s business are highly competitive. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence. There is also competition for banking business from competitors outside of its market areas. Most of these competitors are significantly larger than the Bank, and therefore have greater financial and marketing resources and lending limits than those of the Bank. The fixed cost of regulatory compliance remains high for community banks as compared to their larger competitors that are able to achieve economies of scale. The Bank considers its major competition to be local commercial banks as well as other commercial banks with branches in the Bank’s market area. Other competitors include savings banks, credit unions, mortgage brokers and financial services firms other than financial institutions such as investment and insurance companies. Increased competition within the Bank’s market areas may limit growth and profitability.  Additionally, as the Bank’s market area expands westward, competitive pressure in new markets is expected to be strong. The title insurance abstract subsidiary also faces competition from other title insurance brokers as well as directly from the companies that underwrite title insurance. In New York State, title insurance is obtained on most transfers of real estate and mortgage transactions.

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

Page -1-

Since 2007, the Bank has opened eight new branches. In 2007, the Bank opened three new branches located in the Village of Southampton, Cutchogue, and Wading River. In April 2009, the Bank opened a new branch in Shirley, New York, and in December 2009, the Bank opened a new full service branch facility in the Village of East Hampton. During 2010, the Bank opened three new branches; Center Moriches in May, Patchogue in September and Deer Park in October. In November 2010, the Bank relocated its branch at 26 Park Place, East Hampton, New York to 55 Main Street, East Hampton, New York. The recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. In May 2011, the Bank acquired Hamptons State Bank (“HSB”) which increased the Bank’s presence in an existing market with a branch located in the Village of Southampton. In July 2011, the Bank converted the former HSB customers to its core operating system. Management spent considerable time ensuring the transition progressed smoothly for HSB’s former customers and shareholders. Management has demonstrated its ability to successfully integrate the former HSB customers and achieve expected cost savings while continuing to execute its business strategy. In September 2011, the Bank obtained OCC approval for its 21st branch in Ronkonkoma, New York. This location’s proximity to MacArthur Airport complements the Patchogue branch and extends the Bank’s reach into the Bohemia market. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

The Bank routinely adds to its menu of products and services, continually meeting the needs of consumers and businesses. We believe positive outcomes in the future will result from the expansion of our geographic footprint, investments in infrastructure and technology and continued focus on placing our customers first. Plans for 2012 include a new internet banking platform and mobile banking products.

The Company, the Bank and its subsidiaries with the exception of the real estate investment trust, which files its own federal and state income tax returns, report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxation. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale of available for sale securities are generally treated as ordinary income, rather than capital gains or losses. The Bank is subject to the New York State Franchise Tax on Banking Corporations based on certain criteria. The taxation of net income is similar to federal taxable income subject to certain modifications.

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

Page -2-

Federal Deposit Insurance

The Bank is a member of the DIF, which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the deposit insurance available on all deposit accounts to $250,000. In addition, certain non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Refer to Item 1A. Risk Factors for more detailed information related to this new regulation.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Assessment rates, as adjusted, previously ranged from seven to 77.5 basis points of assessable deposits. No institution may pay a dividend if in default of the federal deposit insurance assessment.  In May 2009, the FDIC issued a final rule to impose an emergency special assessment of 5 basis points on all banks based on their total assets less tier one capital as of June 30, 2009.  The special assessment was payable on September 30, 2009. During the second quarter of 2009, the Company recorded an expense of $0.4 million related to the FDIC special assessment. On November 12, 2009, the FDIC issued a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011. The Company’s prepayment of FDIC assessments for 2010, 2011 and 2012 was $3.8 million which will be amortized to expense over three years. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed by the President. Section 331(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act required the FDIC to change the definition of the assessment base which assessment fees are determined. The new definition for the assessment base is the average consolidated total assets of the insured depository institution less the average tangible equity of the insured depository institution, rather than deposits. A reduction in the assessment rate was anticipated since the assessment base will increase for most institutions. The new methodology became effective on April 1, 2011 and the Company recorded a reduction in its FDIC assessment fees of $0.4 million during 2011 compared to 2010. The new financial reform legislation created a new Consumer Financial Protection Bureau, tightened capital standards and resulted in new laws and regulations that are expected to increase the cost of operations. Refer to Item 1A. Risk Factors for more detailed information related to this new regulation.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 0.66 basis points of average consolidated total assets less average tangible equity.

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

Page -3-

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

Page -4-

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

The Federal Reserve Board has adopted consolidated capital adequacy guidelines for bank holding structured similarly to those of the OCC for the Bank. As of December 31, 2011, the Company’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments from Tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies with consolidated assets of less than $15 billion as of December 31, 2009 are grandfathered.

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

Page -5-

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

The Company had nominal results of operations for 2011, 2010, and 2009 on a parent-only basis.  On December 20, 2011, the Company raised $24.1 million in capital from the sale of 1,377,000 shares of common stock to selected institutional and other private investors in a registered direct offering. In November 2011, the Company filed a prospectus supplement under which it may from time to time sell up to $10.0 million of its common stock pursuant to an at-the-market equity offering program. During 2011 the Company issued 30,220 shares of common stock and raised $0.6 million in capital under this program. On May 27, 2011, the Company issued 273,479 shares of common stock with an aggregate value of $5.8 million in connection with the acquisition of Hamptons State Bank. In 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and the TPS shares are convertible into our common stock, at an effective conversion price of $31 per share.  The TPS mature in 30 years but are callable by the company at par any time after September 30, 2014. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. Since the inception of the DRP Plan in April 2009 through December 31, 2011, the Company has issued 307,912 shares of common stock and raised $6.3 million in capital. During 2008, the Company received approval and began trading on the NASDAQ Global Select Market under the symbol “BDGE”. Equity incentive plan grants of stock options and stock awards are recorded directly to the holding company. The Company’s sources of funds are dependent on dividends from the Bank, its own earnings, additional capital raised and borrowings. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income. The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title insurance abstract subsidiary, and net gains on sales of securities and loans. The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance abstract subsidiary, and income tax expense, further affects the Bank’s net income.

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

Page -6-

Item 1A. Risk Factors

The concentration of our loan portfolio in loans secured by commercial and residential real estate properties located in eastern Long Island could materially adversely affect our financial condition and results of operations if general economic conditions or real estate values in this area decline.

Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area in Suffolk County which is located on eastern Long Island. The local economic conditions on eastern Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and results of operations. Additionally, while we have a significant amount of commercial real estate loans, the majority of which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Changes in interest rates could affect our profitability.

The Bank’s ability to earn a profit, like most financial institutions, depends primarily on net interest income, which is the difference between the interest income that the Bank earns on its interest-earning assets, such as loans and investments, and the interest expense that the Bank pays on its interest-bearing liabilities, such as deposits. The Bank’s profitability depends on its ability to manage its assets and liabilities during periods of changing market interest rates.

In a period of rising interest rates, the interest income earned on the Bank’s assets may not increase as rapidly as the interest paid on its liabilities. In an increasing interest rate environment, the Bank’s cost of funds is expected to increase more rapidly than interest earned on its loan and investment portfolio as its primary source of funds is deposits with generally shorter maturities than those on its loans and investments. This makes the balance sheet more liability sensitive in the short term.

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

Changes in interest rates also affect the fair value of our securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  As of December 31, 2011, our securities portfolio totaled $610.6 million.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated the federal prohibition on paying interest on demand deposits effective July 21, 2011, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this change to existing law could increase our interest expense.

Strong competition within our market area may limit our growth and profitability.

The Bank’s market area is located in Suffolk County on eastern Long Island and its customer base is mainly located in the towns of East Hampton, Southampton, Southold and Riverhead. In 2009, the Bank expanded its market areas to include a branch in Shirley, New York located in the town of Brookhaven. In 2010, the Bank continued to expand westward to Center Moriches and Patchogue, New York located in the town of Brookhaven, New York and Deer Park, New York located within the town of Babylon. Competition in the banking and financial services industry remains intense. The profitability of the Bank depends on the continued ability to successfully compete. The Bank competes with commercial banks, savings banks, credit unions, insurance companies, and brokerage and investment banking firms. Many of our competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. In addition, competitors may offer deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than the Bank has been willing to offer. Furthermore, the high cost of living on the twin forks of eastern Long Island creates increased competition for the recruitment and retention of qualified staff.

Our future success depends on the success and growth of The Bridgehampton National Bank.

Our primary business activity for the foreseeable future will be to act as the holding company of the Bank. Therefore, our future profitability will depend on the success and growth of this subsidiary.  The continued and successful implementation of our growth strategy will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area.  In addition, our ability to successfully grow will depend on several factors, including favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality.  While we believe we have the management resources, market opportunities and internal systems in place to obtain and successfully manage future growth, growth opportunities may not be available and we may not be successful in continuing our

Page -7-

growth strategy.  In addition, continued growth requires that we incur additional expenses, including salaries and occupancy expense related to new branches and related support staff.  Many of these increased expenses are considered fixed expenses.  Unless we can successfully continue our growth, our results of operations could be negatively affected by these increased costs.  Finally, our growth is also affected by the seasonality of our markets in Eastern Long Island, including the Hamptons and North Fork, a region that is a recreational destination for the New York metropolitan area, and a highly regarded resort locale world-wide.  This seasonality results in more economic activity in the summer months and decrease activity in the off season, which can adversely impact the consistency and sustainability of growth.

The loss of key personnel could impair our future success.

Our future success depends in part on the continued service of our executive officers, other key management, as well as our staff, and on our ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of services of one or more of our key personnel or our inability to timely recruit replacements for such personnel, or to otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results and financial condition.

We operate in a highly regulated environment.

The Bank and Company are subject to extensive regulation, supervision and examination by the OCC, the FDIC, the Federal Reserve Board and the SEC. Such regulation and supervision governs the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the consumer rather than for the protection of shareholders. Recently regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. In order to comply with regulations, guidelines and examination procedures in this area as well as other areas of the Bank’s operations, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures, and systems we have in place are effective and there is no assurance that in every instance we are in full compliance with these requirements. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

We may be adversely affected by current economic and market conditions.

The national and global economic downturn that began in 2007 has resulted in unprecedented levels of financial market volatility which depressed the market value of financial institutions, limited access to capital and/or had a material adverse effect on the financial condition or results of operations of banking companies. Since 2008, significant declines in the values of mortgage-backed securities and derivative securities of financial institutions, government sponsored entities, and major commercial and investment banks has led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. While financial markets appear to be stabilizing, and there are a few positive signs of economic recovery, including increased local real estate activity, economic uncertainty remains. Unemployment rates are high and consumer confidence is low. While the timing of an economic recovery remains unknown, this may have an adverse affect on our financial condition and results of operations.  Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

Increases to the allowance for credit losses may cause our earnings to decrease.

Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance through charges to earnings would materially decrease our net income.

Bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and/or financial condition.

The trust preferred securities that we issued have rights that are senior to those of our common shareholders. The conversion of the trust preferred securities into shares of our common stock could result in dilution of your investment.

In October 2009 we issued $16 million of 8.5% cumulative convertible trust preferred securities from a special purpose trust, and we issued an identical amount of junior subordinated debentures to this trust.  Payments of the principal and interest on the trust preferred

Page -8-

securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trust are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the obligations with respect to the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

In addition, each $1,000 in liquidation amount of the trust preferred securities currently is convertible, at the option of the holder, into 32.2581 shares of our common stock.  The conversion of these securities into shares of our common stock would dilute the ownership interests of purchasers of our common stock in this offering.

The Dodd-Frank Wall Street Reform and Consumer Protection Act will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our cost of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) is significantly changing the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near-term effect on us. For example, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could increase our interest expense.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the many yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

 Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, the Registrant does not own or lease any property. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932. The Bank’s internet address is www.bridgenb.com.

All of the Bank’s properties are located in Suffolk County, New York. The Bank’s Main Office in Bridgehampton is owned. The Bank also owns buildings that house its Montauk Branch located at 1 The Plaza, Montauk; its Southold Branch located at 54790 Main Road,

Page -9-

Southold; its Westhampton Beach Office at 194 Mill Road, Westhampton Beach; its Southampton Village Branch located at 150 Hampton Road, Southampton; and its East Hampton Village Branch located at 8 Gingerbread Lane, East Hampton. The Bank currently leases out a portion of the Montauk building and the Westhampton Beach building. The Bank leases thirteen additional properties in Suffolk County on Long Island as branch locations at 15 Frowein Road, Center Moriches; 32845 Main Road, Cutchogue; 410 Commack Road, Deer Park; 55 Main Street, East Hampton; 218 Front Street, Greenport; 48 East Montauk Highway, Hampton Bays; Mattituck Plaza, Main Road, Mattituck; 41 East Main Street, Patchogue; 2 Bay Street, Sag Harbor; 425 County Road 39A, Southampton; 243 Windmill Lane, Southampton; 6324 Route 25A, Wading River and 630 Montauk Highway, Shirley. Additionally, the Bank utilizes space for a branch in the retirement community, Peconic Landing at 1500 Brecknock Road, Greenport. The Bank currently subleases a portion of the leased property located in Patchogue. In 2011, the Bank purchased real estate in the Town of Southold which will also be considered as a site for a future branch facility.

Item 3. Legal Proceedings

The Registrant and its subsidiary are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management at the present time, the resolution of any pending or threatened litigation will not have a material adverse effect on its consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK INFORMATION

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol, “BDGE”.  The following table details the quarterly high and low sale prices of the Company’s common stock and the dividends declared for such periods.

At December 31, 2011 the Company had approximately 788 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

COMMON STOCK INFORMATION

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2011
First	$25.94	$20.94	$0.23
Second	$22.68	$20.73	$—
Third	$22.19	$17.77	$0.23
Fourth	$20.79	$17.51	$0.23

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2010
First	$26.05	$21.30	$0.23
Second	$27.11	$20.33	$0.23
Third	$26.50	$21.57	$0.23
Fourth	$26.19	$23.25	$0.23

Stockholders received cash dividends totaling $6.1 million in 2011 and $5.8 million in 2010. During the second quarter of 2011, the Board revised its policy of dividend declaration to the month following the end of the quarter. This change in policy resulted in the declaration of the second quarter dividend in July 2011. The ratio of dividends per share to net income per share was 44.35% in 2011 compared to 63.42% in 2010.

Page -10-

There are various legal limitations with respect to the Company’s ability to pay dividends to shareholders and the Bank’s ability to pay dividends to the Company.   Under the New York Business Corporation Law, the Company may pay dividends on its outstanding shares unless the Company is insolvent or would be made insolvent by the dividend.  Under federal banking law, the prior approval of the Federal Reserve Board and the Office Comptroller of the Currency (the “OCC”) may be required in certain circumstances prior to the payment of dividends by the Company or the Bank.  A national bank may generally declare a dividend, without approval from the OCC, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend.  At December 31, 2011, the Bank had $28.7 million of retained net income available for dividends to the Company.  The OCC also has the authority to prohibit a national bank from paying dividends if such payment is deemed to be an unsafe or unsound practice.  In addition, as a depository institution the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC. The Bank currently is not (and never has been) in default under any of its obligations to the FDIC.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board has the authority to prohibit the Company from paying dividends if such payment is deemed to be an unsafe or unsound practice.

In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the twelve months ended December 31, 2011 and 2010, was $4.6 million and $1.4 million, respectively. Since the inception of the DRP Plan in April 2009 through December 31, 2011, the Company has issued 307,912 shares of common stock and raised $6.3 million in capital. On May 27, 2011, the Company issued 273,479 shares of common stock with an aggregate value of $5.8 million in connection with the acquisition of Hamptons State Bank. In November 2011, the Company filed a prospectus supplement under which it may from time to time sell up to $10.0 million of its common stock pursuant to an at-the-market equity offering program. During 2011 the Company issued 30,220 shares of common stock and raised $0.6 million in capital under this program. On December 20, 2011, the Company raised $24.1 million in capital from the sale of 1,377,000 shares of common stock to selected institutional and other private investors in a registered direct offering.

Page -11-

PERFORMANCE GRAPH

Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size $1 billion to $5 billion, as reported by SNL Financial L.C. from December 31, 2006 through December 31, 2011. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

	Period Ended
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Bridge Bancorp, Inc.	100.00	105.14	83.80	113.24	120.53	100.51
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $500M-$1B	100.00	72.84	60.42	43.31	49.09	44.77

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors approved a stock repurchase program on March 27, 2006 which approved the repurchase of 309,000 shares. No shares have been purchased during the year ended December 31, 2011. The total number of shares purchased as part of the publicly announced plan totaled 141,959 as of December 31, 2011. The maximum number of remaining shares that may be purchased under the plan totals 167,041 as of December 31, 2011. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended December 31, 2011.

Page -12-

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

December 31,	2011	2010	2009	2008	2007
Selected Financial Data:

Securities available for sale	$441,439	$323,539	$306,112	$310,695	$187,384
Securities, restricted	1,660	1,284	1,205	3,800	2,387
Securities held to maturity	169,153	147,965	77,424	43,444	5,836
Loans held for sale	2,300	—	—	—	—
Loans held for investment	612,143	504,060	448,038	429,683	375,236
Total assets	1,337,458	1,028,456	897,257	839,059	607,424
Total deposits	1,188,185	916,993	793,538	659,085	508,909
Total stockholders’ equity	106,987	65,720	61,855	56,139	51,109

Years Ended December 31,
Selected Operating Data:

Total interest income	$50,426	$44,899	$43,368	$39,620	$35,864
Total interest expense	7,616	7,740	7,815	9,489	10,437
Net interest income	42,810	37,159	35,553	30,131	25,427
Provision for loan losses	3,900	3,500	4,150	2,000	600

Net interest income after provision for loan losses	38,910	33,659	31,403	28,131	24,827
Total non interest income	6,949	7,433	6,174	6,064	5,678
Total non interest expense	30,837	27,879	24,765	21,157	18,168

Income before income taxes	15,022	13,213	12,812	13,038	12,337
Income tax expense	4,663	4,047	4,049	4,288	4,043
Net income	$10,359	$9,166	$8,763	$8,750	$8,294

December 31,
Selected Financial Ratios and Other Data:

Return on average equity	14.37%	15.29%	15.58%	16.29%	17.47%
Return on average assets	0.88%	0.95%	1.06%	1.24%	1.38%
Average equity to average assets	6.11%	6.18%	6.80%	7.62%	7.91%
Dividend payout ratio	44.35%	63.42%	65.43%	64.74%	67.67%
Basic earnings per share	$1.54	$1.45	$1.41	$1.42	$1.36
Diluted earnings per share	$1.54	$1.45	$1.41	$1.42	$1.36
Cash dividends declared per common share	$0.69	$0.92	$0.92	$0.92	$0.92

Page -13-

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; a failure to realize or an unexpected delay in realizing, the growth opportunities and cost savings anticipated from the Hamptons State Bank merger; an unexpected increase in operating costs, customer losses and business disruptions following the Hamptons State Bank merger; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, and in quarterly and other reports filed by the Company with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Year and Quarterly Highlights

•                                           Net income of $3.0 million and $0.42 per diluted share for the fourth quarter 2011 compared to $2.4 million or $0.38 per diluted share for the fourth quarter 2010. Net income of $10.4 million and $1.54 per diluted share, including $0.5 million in acquisition costs, net of tax, associated with the HSB merger, which closed on May 27, 2011. Net income for 2010 was $9.2 million and $1.45 per diluted share.

•                                           Returns on average assets and equity for 2011 including $0.5 million in acquisition costs, net of tax, were 0.88% and 14.37%, respectively.

•                                           Net interest income increased to $42.8 million for 2011 compared to $37.2 million in 2010.

•                                           Net interest margin was 3.97% for 2011 and 4.22% for 2010.

•                                           Total assets of $1.3 billion at December 31, 2011, an increase of $0.3 billion or 30.0% over the same date last year.

Page -14-

•                                           Total loans held for investments of $612.1 million at December 31, 2011, an increase of 21.4% from December 31, 2010.  Loans held for sale were $2.3 million at December 31, 2011.

•                                           Total investments of $612.3 million at December 31, 2011, an increase of 29.5% over December 31, 2010.

•                                           Total deposits of $1.2 billion at December 31, 2011, an increase of $271.2 million or 29.6% over 2010 level.

•                                           Allowance for loan losses, which was calculated on the loans originated by Bridgehampton (total loans excluding $31.9 million of HSB acquired loans), was 1.87% as of December 31, 2011, compared to 1.69% at December 31, 2010.

•                                           The Company’s capital levels increased compared to prior year with a Tier 1 Capital to quarterly average assets ratio of 9.3% as compared to 7.9% as of 2010. Stockholders’ equity totaled $107.0 million at December 31, 2011, an increase of $41.3 million from December 31, 2010 as a result of the capital raised through common stock offerings, the HSB transaction and the DRIP, as well as continued earnings growth, net of dividends.

•                                           A cash dividend of $0.23 per share was declared in January 2012 for the fourth quarter of 2011.

Significant Events

On February 8, 2011, the Company announced a definitive merger agreement under which the Bank would acquire HSB. The HSB transaction closed on May 27, 2011 resulting in the addition of total acquired assets on a fair value basis of $68.9 million, with loans of $38.9 million, investment securities of $24.2 million and deposits of $56.9 million. The transaction augments the Bank’s franchise in eastern Long Island and the combined entity serves customers through a network of 20 branches.

Under the terms of the Agreement, each share of Hamptons State Bank common stock was converted into 0.3434 shares of the Company’s common stock. The Company issued approximately 273,500 shares, with an aggregate value of $5.85 million and recorded goodwill of $2.0 million.

In November 2011, the Company filed a prospectus supplement under which it may from time to time sell up to $10.0 million of its common stock pursuant to an at-the-market equity offering program. During 2011, the Company issued 30,220 shares of common stock and raised $0.6 million in capital under the program. On December 20, 2011, the Company raised $24.1 million in capital from the sale of 1,377,000 shares of common stock to selected institutional and other private investors in a registered direct offering.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed by the President. The Act permanently raised the current standard maximum deposit insurance amount to $250,000. Section 331(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act required the FDIC to change the definition of the assessment base from which assessment fees are determined. The new definition for the assessment base is the average consolidated total assets of the insured depository institution less the average tangible equity of the insured depository institution. The new methodology became effective on April 1, 2011 and the Company recorded a reduction in its FDIC assessment fees of $0.4 million in 2011. The financial reform legislation, among other things, created a new Consumer Financial Protection Bureau, tightened capital standards and resulted in new regulations that are expected to increase the cost of operations. Refer to Item 1A. Risk Factors for more detailed information related to this new regulation.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets

Page -15-

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

Opportunities and Challenges

Since the second half of 2007 and continuing through 2010, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. As a result the yield on loans and investment securities has declined. The squeeze between declining asset yields and more slowly declining liability pricing has impacted margins.  Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks. From April 2010 through January 2012 the Federal Reserve decided to maintain the federal funds target rate between 0 and 25 basis points due to a continued national depressed housing market and tight credit markets.

Growth and service strategies have the potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2007, the Bank has opened eight new branches. In 2007, the Bank opened three new branches located in the Village of Southampton, Cutchogue, and Wading River. In April 2009, the Bank opened a new branch in Shirley, New York, and in December 2009, the Bank opened a new full service branch facility in the Village of East Hampton. During 2010, the Bank opened three new branches; Center Moriches in May, Patchogue in September and Deer Park in October. The recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. In May 2011, the Bank acquired Hamptons State Bank which increased the Bank’s presence in an existing market with a branch located in the Village of Southampton. In July 2011, the Bank converted the former HSB customers to the Bank’s core operating system. Management spent considerable time ensuring the transition progressed smoothly for HSB’s former customers and shareholders. Management has demonstrated its ability to successfully integrate the former HSB customers and achieve expected cost savings while continuing to execute its business strategy. In September 2011, the Bank obtained OCC approval for its 21st branch in Ronkonkoma, New York. This location’s proximity to MacArthur Airport complements the Patchogue branch and extends the Bank’s reach into the Bohemia market. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

2011 was another year of milestone achievements and significant change for the Company. The acquisition, organic growth and considerably higher capital demonstrate management’s ability to identify, leverage and efficiently execute on opportunities. Management foresees future opportunities to continue this trajectory and positive momentum.  The Bank’s customers and certain markets in which the Bank operates have been less affected than others by recent economic turmoil. However, the Bank’s customers and the Bank itself are not insulated from the general economic environment and its related impacts.  Recognizing this is critical to the
Company’s continued ability to execute its strategy. Management must continue to foster relationships with businesses and customers that share the same principles and philosophies for prudent and reasonable fiscal and operational management.

The current banking environment remains challenging in many respects.  The absolute level of interest rates and the potential for them to remain at or near historic lows, for an extended period, creates issues for margin management and heightened risks to the eventuality of higher rates. The omnipresent regulatory environment with its pending new regulations, rules and compliance burdens certainly contributes to uncertainty. Finally, the credit environment appears to be improving. However, there is the potential at any moment for a change depending on the impact of world and national events, or more localized issues with municipal budgets and the related fallout. Any one of these factors could affect economic activity and the Bank’s customers’ businesses, creating a domino effect on credit quality.

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

Corporate objectives for 2012 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge

Page -16-

Abstract as well as other lines of business. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting these objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. This strategy has not changed over the more than 100 years of our existence and will continue to be true. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

CRITICAL ACCOUNTING POLICIES

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2011 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

Page -17-

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2011, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

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

For purchased credit impaired loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent increases to the expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount and recognized into interest income over the remaining life of the loan using the interest method. Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses.

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

NET INCOME

Net income for 2011 totaled $10.4 million or $1.54 per diluted share while net income for 2010 totaled $9.2 million or $1.45 per diluted share, as compared to net income of $8.8 million, or $1.41 per diluted share for the year ended December 31, 2009. Net income increased $1.2 million or 13.0% compared to 2010 and net income for 2010 increased $0.4 million or 4.6% as compared to 2009. Significant trends for 2011 include: (i) a $5.7 million or 15.2% increase in net interest income; (ii) a $0.4 million increase in the provision for loan losses; (iii) a $0.5 million or 6.5% decrease in total non interest income; and (iv) a $3.0 million or 10.6% increase in total non interest expenses.

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

Page -18-

Years Ended December 31,	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest earning assets:
Loans, net (1)	$554,469	$35,434	6.39%	$461,289	$30,223	6.55%	$435,694	$29,167	6.69%
Mortgage-backed securities	277,073	9,000	3.25	242,997	9,585	3.94	227,471	11,074	4.87
Tax exempt securities (2)	124,616	4,417	3.54	104,824	4,153	3.96	76,746	3,381	4.41
Taxable securities	111,311	2,993	2.69	82,678	2,328	2.82	27,298	880	3.22
Federal funds sold	—	—	—	1,750	5	0.29	11,466	33	0.29
Deposits with banks	48,841	123	0.25	20,804	54	0.26	5,171	13	0.25
Total interest earning assets	1,116,310	51,967	4.66	914,342	46,348	5.07	783,846	44,548	5.68
Non interest earning assets:
Cash and due from banks	19,025			15,857			13,574
Other assets	44,952			39,707			29,397
Total assets	$1,180,287			$969,906			$826,817

Interest bearing liabilities:
Savings, NOW and money market deposits	$613,068	$3,936	0.64%	$480,642	$3,594	0.75%	$376,429	$3,698	0.98%
Certificates of deposit of $100,000 or more	115,895	1,264	1.09	100,775	1,489	1.48	94,691	2,154	2.27
Other time deposits	43,282	507	1.17	45,630	762	1.67	55,436	1,371	2.47
Federal funds purchased and repurchase agreements	17,582	543	3.09	22,128	530	2.40	29,607	401	1.35
Federal Home Loan Bank term advances	82	—	0.00	19	—	0.00	82	1	1.22
Junior subordinated debentures	16,002	1,366	8.54	16,002	1,365	8.53	2,263	190	8.40
Total interest bearing liabilities	805,911	7,616	0.95	665,196	7,740	1.16	558,508	7,815	1.40
Non interest bearing liabilities:
Demand deposits	294,566			238,740			205,984
Other liabilities	7,721			6,028			6,086
Total liabilities	1,108,198			909,964			770,578
Stockholders’ equity	72,089			59,942			56,239
Total liabilities and stockholders’ equity	$1,180,287			$969,906			$826,817

Net interest income/interest rate spread (3)		44,351	3.71%		38,608	3.91%		36,733	4.28%

Net interest earning assets/net interest margin (4)	$310,399		3.97%	$249,146		4.22%	$225,338		4.69%

Ratio of interest earning assets to interest bearing liabilities			138.52%			137.45%			140.35%

Less: Tax equivalent adjustment		(1,541)			(1,449)			(1,180)

Net interest income		$42,810			$37,159			$35,553

(1)                                  Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss, and include loans held for sale.

(2)                                  The above table is presented on a tax equivalent basis.

(3)                                  Net interest rate spread  represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(4)                                  Net interest margin represents net interest income divided by average interest earning assets.

Page -19-

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

Years Ended December 31,	2011 Over 2010 Changes Due To			2010 Over 2009 Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans (1)	$5,966	$(755)	$5,211	$1,678	$(622)	$1,056
Mortgage-backed securities	1,231	(1,816)	(585)	722	(2,211)	(1,489)
Tax exempt securities (2)	733	(469)	264	1,144	(372)	772
Taxable securities	777	(112)	665	1,570	(122)	1,448
Federal funds sold	(3)	(2)	(5)	(28)	—	(28)
Deposits with banks	71	(2)	69	40	1	41
Total interest earning assets	8,775	(3,156)	5,619	5,126	(3,326)	1,800

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	913	(571)	342	881	(985)	(104)
Certificates of deposit of $100,000 or more	320	(545)	(225)	115	(780)	(665)
Other time deposits	(37)	(218)	(255)	(215)	(394)	(609)
Federal funds purchased and repurchase agreements	(122)	135	13	(121)	250	129
Federal Home Loan Bank Advances	—	—	—	(1)	—	(1)
Junior subordinated debentures	—	1	1	1,172	3	1,175
Total interest bearing liabilities	1,074	(1,198)	(124)	1,831	(1,906)	(75)
Net interest income	$7,701	$(1,958)	$5,743	$3,295	$(1,420)	$1,875

(1)          Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss, and include loans held for sale.

(2)          The above table is presented on a tax equivalent basis.

The net interest margin declined to 3.97% in 2011 compared to 4.22% for the year ended December 31, 2010 and 4.69% in 2009. The decrease in 2011 and 2010 was primarily the result of the historically low market interest rates which was partly offset by strong core deposit growth and higher loan demand.  The net interest margin during 2011 and 2010 was also impacted by a full year of interest expense related to the issuance of $16.0 million in junior subordinated debentures during the fourth quarter of 2009. The total average interest earning assets in 2011 increased $202.0 million or 22.1% over 2010 levels, yielding 4.66%, and the overall funding cost was 0.69%, including demand deposits. The yield on interest earning assets decreased approximately 41 basis points which was partly offset by a decrease in the cost of interest bearing liabilities of approximately 21 basis points during 2011 compared to 2010. The increase in average total deposits of $201.0 million primarily funded loans, which grew $93.2 million, while average total securities increased $82.5 million from the comparable 2010 levels. In addition, the Company’s strategy in 2011 to manage capital, liquidity and interest rate risk, resulted in an increase of $28 million in the average balance of lower yielding interest earning deposits with banks.

Net interest income was $42.8 million in 2011 compared to $37.2 million in 2010 and $35.6 million in 2009. The increase in net interest income of $5.7 million or 15.2% as compared to 2010, and the increase in net interest income of $1.6 million or 4.5% in 2010 as compared to 2009, primarily resulted from the effect of the increase in the volume of average total interest earning assets and the decrease in the cost of average total interest bearing liabilities being greater than the effect of the increase in volume of average total interest bearing liabilities and the decrease in yield on average total interest earning assets.

Average total interest earning assets grew by $202.0 million or 22.1% to $1.1 billion in 2011 compared to $914.3 million in 2010. During this period, the yield on average total interest earning assets decreased to 4.66% from 5.07%. Average total interest earning

Page -20-

assets grew by $130.5 million or 16.6% to $914.3 million in 2010 compared to $783.8 million in 2009. During this period, the yield on average total interest earning assets decreased to 5.07% from 5.68%.

For the year ended December 31, 2011, average loans grew by $93.2 million or 20.2% to $554.5 million as compared to $461.3 million in 2010 and increased $25.6 million or 5.9% compared to $435.7 million in 2009. Real estate mortgage loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the year ended December 31, 2011, average total investments increased by $82.5 million or 19.2% to $513.0 million as compared to $430.5 million in 2010 and increased $99.0 million or 29.9% as compared to $331.5 million for 2009 levels. To position the balance sheet for the future and better manage capital, liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2011, 2010 and 2009 resulting in a net gain of $0.1 million, $1.3 million and $0.5 million, respectively. There were no federal funds sold in 2011 compared to average federal funds sold of $1.8 million in 2010 and $11.5 million in 2009. The decrease in the average federal funds sold in 2011 and 2010 was offset by increased average interest earning cash, which was $48.8 million in 2011, $20.8 million in 2010 and $5.2 million in 2009.

Average total interest bearing liabilities were $805.9 million in 2011 compared to $665.2 million in 2010 and $558.5 million in 2009. The Bank grew deposits in 2011 as a result of opening three new branches during 2010, building new relationships in existing markets and the HSB merger. During 2011, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.95% for 2011 compared to 1.16% for 2010 and 1.40% during 2009. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive. During the fourth quarter of 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The junior subordinated debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039.

For the year ended December 31, 2011, average total deposits increased by $201.0 million or 23.2% to $1.07 billion as compared to average total deposits of $865.8 million for the year ended December 31, 2010. Components of this increase include an increase in average demand deposits for 2011 of $55.9 million or 23.4% to $294.6 million as compared to $238.7 million in average demand deposits for 2010 and increased by $32.7 million or 15.9% compared to $206.0 million in average demand deposits for 2009. The average balances in savings, NOW and money market accounts increased $132.4 million or 27.6% to $613.1 million for the year ended December 31, 2011 compared to $480.6 million for the same period last year and increased $104.2 million or 27.7% over 2009 levels of $376.4 million. Average balances in certificates of deposit of $100,000 or more and other time deposits increased $12.8 million or 8.7% to $159.2 million for 2011 as compared to 2010 and decreased in 2010 $3.7 million or 2.5% as compared to 2009. Average public fund deposits comprised 18.2% of total average deposits during 2011, 18.8% in 2010 and 17.3% in 2009. Average federal funds purchased and repurchase agreements together with average Federal Home Loan Bank term advances decreased $4.5 million or 20.2% for the year ended December 31, 2011 as compared to average balances for 2010 and decreased $7.5 million or 25.4% for the year ended December 31, 2010 as compared to average balances for the same period in the prior year.

Total interest income increased to $50.4 million in 2011 from $44.9 million in 2010 and $43.4 million in 2009, an increase of 12.3% during 2011 from 2010 and a 3.5% increase during 2010 from 2009. The ratio of interest earning assets to interest bearing liabilities increased to 138.5% in 2011 as compared to 137.5% in 2010 and decreased compared to 140.4% in 2009. Interest income on loans increased $5.2 million in 2011 over 2010 and $1.1 million in 2010 over 2009 primarily due to growth in the loan portfolio. The yield on average loans was 6.4% for 2011, 6.6% for 2010 and 6.7% for 2009.

Interest income on investments in mortgage-backed, tax exempt and taxable securities increased $0.3 million or 1.7% in 2011 to $14.9 million from $14.6 million in 2010 and increased $0.5 million or 3.3% in 2010 from $14.2 million in 2009. Interest income on securities included net amortization of premiums on securities of $2.4 million in 2011 compared to net amortization of premiums on securities of $1.5 million in 2010 and net amortization of premiums on securities of $0.3 million in 2009. The tax adjusted average yield on total securities decreased to 3.2% in 2010 from 3.7% in 2010 and 4.6 % in 2009.

Total interest expense decreased $0.1 million or 1.6% to $7.6 million in 2011 and decreased $0.1 million or 0.96% to $7.7 million in 2010 from $7.8 million in 2009. The decrease in interest expense in 2011, 2010 and 2009 resulted from the Federal Reserve lowering the targeted federal funds rate and discount rate in previous years and the prudent management of deposit pricing. These reductions were partly offset by the interest paid of $1.4 million in 2011 and 2010 related to the $16.0 million of junior subordinated debentures. The cost of average interest bearing liabilities was 0.95% in 2011, 1.16% in 2010, and 1.40% in 2009.

Page -21-

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

Loans of approximately $57.7 million or 9.4% of total loans at December 31, 2011 were categorized as classified loans compared to $43.9 million or 8.7% at December 31, 2010 and $31.7 million or 7.1% at December 31, 2009. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. The increase in the 2011 and 2010 levels of classified loans reflects the current economic environment as well as management’s decision during 2010 to enhance the asset and credit quality review process of the loan portfolio. This process includes the early identification of potential problem loans, a more stringent assessment of potential credit weaknesses and expanding the scope and depth of individual credit reviews. Additionally, higher classified loans as of December 31, 2011 primarily related to a $15.2 million increase in the special mention category as well as acquired classified loans from the HSB merger.

At December 31, 2011, approximately $37.2 million of these loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $37.2 million of CRE loans, $34.6 million were current and $2.6 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees.  At December 31, 2011, approximately $5.3 million of classified loans were residential real estate loans with $1.7 million current and $3.6 million past due. Commercial, financial, and agricultural loans represented $10.2 million of classified loans and $9.6 million was current and $0.6 million was past due. Approximately $4.6 million of classified loans represented real estate construction and land loans and $4.3 million was current and $0.3 million was past due. All real estate construction and land loans are well secured with collateral. The remaining $0.3 million in classified loans are consumer loans that are unsecured, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Of the $0.3 million of consumer loans, $6,000 were past due with the remaining loans current. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.

CRE loans, including multi-family loans, represented $305.3 million or 49.9% of the total loan portfolio at December 31, 2011 compared to $245.3 million or 48.7% at December 31, 2010 and $204.2 million or 45.6% at December 31, 2009. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and appears to have stabilized in 2010. The estimated decline in residential and commercial real estate values range from 15-20% from the 2007 levels, depending on the nature and location of the real estate.

As of December 31, 2011 and December 31, 2010, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.0 million and $9.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans decreased $2.5 million to $4.2 million or 0.68% of total loans at December 31, 2011 from $6.7 million or 1.34% of total loans at December 31, 2010. Approximately $2.0 million of the nonaccrual loans at December 31, 2011 and $4.7 million at December 31, 2010, represent troubled debt restructured loans. As of December 31, 2011 two of the borrowers with loans totaling $0.5 million are complying with the modified terms of the loans and are currently making payments. Another borrower with loans totaling $1.5 million is past due but is making payments. The decrease in nonaccrual troubled debt restructured loans at December 31, 2011 was due to two loans that were reported as held for sale at December 31, 2011 totaling $2.3 million and were subsequently sold in January 2012 at no additional gain or loss. Total nonaccrual troubled debt restructured loans are secured with collateral that has an appraised value of $4.2 million. In 2010, nonaccrual loans increased $0.8 million to $6.7 million from $5.9 million in 2009.

Page -22-

Approximately $4.7 million of the nonaccrual loans at December 31, 2010 represented troubled debt restructured loans where the borrowers were complying with the modified terms of the loans and were currently making payments. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has four borrowers with performing TDR loans of $4.9 million at December 31, 2011 that are current and secured with collateral that has an appraised value of approximately $11.5 million.  At December 31, 2010, the Company had one borrower with TDR loans of $3.2 million that was current and secured with collateral that had an appraised value of approximately $5.4 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors. Two of the loans were restructured during the third quarter of 2011 and one of the loans in the second quarter of 2011 and since that time the interest income recognized has been immaterial. The fourth loan was restructured during the third quarter of 2008 and since that time $0.4 million of interest income has been recognized.

The Bank had no foreclosed real estate at December 31, 2011, 2010 and 2009, respectively.

Net charge-offs were $1.6 million for the year ended December 31, 2011 compared to $1.0 for the year ended December 31, 2010 and $2.1 million for the year ended December 31, 2009. The ratio of allowance for loan losses to nonaccrual loans was 260%, 126% and 103%, at December 31, 2011, 2010, and 2009, respectively.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $3.9 million was recorded in 2011 as compared to $3.5 million in 2010 and $4.2 million in 2009. The allowance for loan losses increased to $10.8 million at December 31, 2011 as compared to $8.5 million at December 31, 2010 and $6.0 million at December 31, 2009. As a percentage of total loans, the allowance was 1.77%, 1.69% and 1.35% at December 31, 2011, 2010 and 2009, respectively. In accordance with current accounting guidance, the acquired HSB loans are recorded at fair value, effectively netting estimated future losses against the loan balances. The allowance as a percentage of the Bank’s originated loans was 1.87% at December 31, 2011. Management continues to carefully monitor the loan portfolio as well as real estate trends in Suffolk County and eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub-prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

The following table sets forth changes in the allowance for loan losses:

December 31,	2011		2010		2009		2008		2007
(Dollars in thousands)
Allowance for loan losses balance at beginning of period	$8,497		$6,045		$3,953		$2,954		$2,512

Charge-offs:
Commercial real estate mortgage loans	—		73		47		—		—
Multi-family loans	—		—		—		—		—
Residential real estate mortgage loans	259		20		653		480		—
Commercial, financial and agricultural loans	372		879		1,098		534		203
Real estate construction and land loans	864		—		240		—		—
Installment/consumer loans	186		148		55		56		23
Total	1,681		1,120		2,093		1,070		226

Recoveries:
Commercial real estate mortgage loans	—		—		—		—		—
Multi-family loans	—		—		—		—		—
Residential real estate mortgage loans	6		4		6		—		1
Commercial, financial and agricultural loans	96		56		28		53		13
Real estate construction and land loans	—		—		—		—		—
Installment/consumer loans	19		12		1		16		54
Total	121		72		35		69		68

Net charge-offs	(1,560)		(1,048)		(2,058)		(1,001)		(158)
Provision for loan losses charged to operations	3,900		3,500		4,150		2,000		600
Balance at end of period	$10,837		$8,497		$6,045		$3,953		$2,954
Ratio of net charge-offs during period to average loans outstanding	(0.28%	)	(0.22%	)	(0.47%	)	(0.25%	)	(0.05%	)

Page -23-

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan type:

Years Ended December 31,	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
Commercial real estate mortgage loans	$3,530	46.4%	$3,310	46.9%	$2,529	44.6%	$1,718	43.4%	$1,308	44.3%
Multi-family loans	395	3.5	133	1.8	36	1.0	41	1.1	36	1.2
Residential real estate mortgage loans	2,280	23.1	1,642	28.0	1,781	27.5	1,158	29.3	864	29.2
Commercial, financial and agricultural loans	2,895	19.0	2,804	19.4	1,083	20.9	699	17.7	458	15.5
Real estate construction and land loans	1,465	6.6	185	2.0	346	4.3	268	6.8	230	7.8
Installment/consumer loans	272	1.4	423	1.9	270	1.7	69	1.7	58	2.0
Total	$10,837	100.0%	$8,497	100.0%	$6,045	100.0%	$3,953	100.0%	$2,954	100.0%

Non Interest Income

Total non interest income decreased by $0.5 million or 6.5% in 2011 to $6.9 million and increased by $1.2 million or 20.4% to $7.4 million in 2010 as compared to $6.2 million in 2009. The decrease in total non interest income in 2011 compared to 2010 was  primarily the result of $1.2 million of lower net securities gains recognized for 2011 compared to the same period last year. Title fee income related to Bridge Abstract decreased $0.1 million or 7.9% to $1.0 million for 2011 compared to $1.1 million for the same period in 2010. Service charges on deposit accounts increased $0.3 million or 13.8% to $3.1 million for 2011 compared to $2.8 million for the same period in 2010. Fees for other customer services were $2.6 million and represented an increase of $0.4 million or 18.0% from $2.2 million for the same period last year. The increase in total non interest income in 2010 compared to 2009 was due to an increase of $0.5 million in fees for other customer services, an increase of $0.2 million in revenues from the title insurance abstract subsidiary, Bridge Abstract, an increase of $0.8 million in net securities gains, an increase of $0.04 million in other operating income, partially offset by a $0.2 million decrease in service charges on deposit accounts.

Net securities gains of $0.1 million were recognized in 2011 compared to net securities gains of $1.3 million recognized in 2010 and net securities gains of $0.5 million recognized in 2009. The sales of securities were due to repositioning of the available for sale investment portfolio. Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $1.0 million in 2011, $1.1 million in 2010, and $0.9 million in 2009, respectively. The decrease of $0.1 million or 7.9% in 2011 compared to 2010 and the increase of $0.2 million or 22.2% in 2010 compared to 2009, were directly dependent on the number and average value of transactions processed by the subsidiary.

Service charges on deposit accounts for the year ended December 31, 2011 totaled $3.1 million, an increase of $0.3 million as compared to 2010. This increase predominately represents higher overdraft fees. For the year ended December 31, 2010, service charges on deposit accounts totaled $2.8 million, a decrease of $0.2 million as compared to 2009. This decrease primarily represents lower overdraft fees. Fees from other customer services increased $0.4 million or 18.0% to $2.6 million in 2011 as compared to $2.2 million in 2010. The increase in 2011 was due primarily to higher electronic banking and investment services income.  Fees from other customer services increased $0.5 million or 28.9% to $2.2 million in 2010 as compared to $1.7 million in 2009. The increase in 2010 was due primarily to higher electronic banking and investment service income and fees for paid off loans.

Other operating income for the year ended December 31, 2011 totaled $0.1 million in line with 2010. Other operating income increased by $0.04 million or 61.2% in 2010 from $0.07 million for the year ended December 31, 2009 related to increased rental income.

Non Interest Expense

Total non interest expense increased $2.9 million or 10.6% to $30.8 million in 2011 compared to $27.9 million over the same period in 2010 and increased $3.1 million or 12.6% in 2010 from $24.8 million in 2009.  The primary components of these increases were higher salaries and employees benefits, acquisition costs, net occupancy expense, advertising, furniture and fixture expense, other operating expenses and amortization of core deposit intangible partially offset by lower FDIC assessments. Salaries and benefits increased $2.0 million or 12.9% to $18.0 million in 2011 as compared to $16.0 million in 2010 and increased $1.9 million or 13.5% from $14.1 million as of December 31, 2009. The increases in salary and benefits reflect additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio, and the related employee benefit costs, particularly pension expense.

Page -24-

Net occupancy expense increased $0.3 million or 9.1% to $3.1 million compared to $2.8 million in 2010 and increased $0.5 million or 21.4% from $2.3 million in 2009. Furniture and fixture expense increased $0.1 million or 8.2% to $1.2 million in 2011 from $1.1 million in 2010 and increased $0.1 million or 13.0% in 2010 from $1.0 million in 2009. The increase in furniture and fixture expense relates primarily to the Company’s expanding infrastructure and the opening of new branches. Advertising expense increased $0.1 million or 18.9% to $0.6 million in 2011 from $0.5 million in 2010 and increased $0.1 million or 19.5% from $0.4 million in 2009. Higher advertising expense in 2011 relates to the Company’s increased branch network, and in 2010 relates to opening branches in new markets and the 100th anniversary of the Bank. Data/item processing expense was $0.6 million and remained the same with 2010 levels and increased $0.1 million or 14.2% to $0.6 million in 2010 from $0.5 million in 2009. The increase in data/item processing expense in 2010 over 2009 represents investment in the network infrastructure. FDIC assessments decreased $0.5 million or 35.2% to $0.8 million in 2011 from $1.3 million in 2010 and decreased $0.3 million or 19.1% from $1.6 million in 2009. For 2011 the Company incurred acquisition costs of $0.8 million and recorded amortization of core deposit intangibles of $0.04 million in connection with the HSB merger.

Other operating expenses were the same for 2011 and 2010 at $5.6 million and increased by $0.8 million or 15.2% in 2010 over 2009 levels. The increase during 2010 was primarily related to infrastructure costs and marketing expenses for the new branches and the 100th anniversary of the Bank.

Income Tax Expense

Income tax expense for December 31, 2011 was $4.7 million representing an increase of $0.6 million from 2010. Income tax expense for December 31, 2010 and 2009 were the same at $4.0 million. The increase in 2011 was due to an increase in income before income taxes of $1.8 million to $15.0 million from $13.2 million in 2010. The effective tax rate was 31.0% for the year ended December 31, 2011 compared to 30.6% for the year ended December 31, 2010. The increase was related to nondeductible acquisition costs related to the HSB merger. The effective tax rate for the year ended December 31, 2009 was 31.6%. The reduction in the effective tax rate for 2010 compared to 2009 was the result of a higher percentage of interest income from tax exempt securities.

FINANCIAL CONDITION

The assets of the Company totaled $1.34 billion at December 31, 2011, an increase of $309.0 million or 30.1% from the previous year-end with all growth funded by deposits and capital. This increase reflects strong organic growth in new and existing markets and to a lesser extent the impact of the HSB acquisition, in May 2011, which added total assets on a fair value basis of $68.9 million, with loans of $38.9 million and deposits of $56.9 million.

The organic growth generated in assets included an increase in cash and due from banks of $4.3 million or 20.0% compared to December 2010 levels and an increase of $52.3 million in interest earning deposits with banks as the Company retained excess overnight funds with the Federal Reserve Bank. Total securities increased $139.1 million or 29.5% to $610.6 million and net loans increased $105.7 million or 21.3% to $601.3 million compared to December 2010 levels. Loans held for sale were $2.3 million and represent one relationship with two loans that was sold in January 2012 and recorded previously as nonaccrual troubled debt restructured loans. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality remains a strong focus of management. Goodwill of $2.0 million and core deposit intangible of $0.3 million were recorded in connection with the HSB merger. Total deposits grew $271.2 million to $1.19 billion at December 31, 2011 compared to $917.0 million at December 2010. The deposit growth occurred in all markets and included both new commercial and consumer relationships. Demand deposits increased $82.2 million to $321.5 million as of December 31, 2011 compared to $239.3 million at December 31, 2010. Savings, NOW and money market deposits increased $139.4 million to $683.9 million at December, 2011 from $544.5 million at December 31, 2010. Certificates of deposit of $100,000 or more increased $50.0 million to $140.6 million at December 31, 2011 from $90.6 million at December 31, 2010. Other time deposits decreased $0.4 million to $42.2 million as of December 31, 2011 from $42.6 at December 31, 2010. There were no Federal funds purchased and Federal Home Loan Bank overnight borrowings as of December 31, 2011 as compared to $5.0 million at December 31, 2010. Repurchase agreements increased $0.5 million to $16.9 million at December 31, 2011 compared to $16.4 million as of December 31, 2010. Junior subordinated debenture remained at $16.0 million as of December 31, 2011 and 2010, respectively. Other liabilities and accrued expenses increased $1.2 million to $9.1 million as of December 31, 2011 from $7.9 million as of December 31, 2010 due to increases in accrued and deferred taxes.

Stockholders’ equity was $107.0 million at December 31, 2011, an increase of $41.3 million or 62.8% from December 31, 2010, reflecting the capital raised through stock offerings of $23.4 million, the issuance of $5.85 million in common equity in connection with the HSB transaction, the proceeds from the issuance of shares of common stock under the Dividend Reinvestment Plan of $4.6 million, an increase in the unrealized gains in securities of $2.2 million, and net income of $10.4 million, partially offset by $4.6 million in declared cash dividends and adjustments to the pension liability of $1.5 million. In January 2012, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Page -25-

Loans

During 2011, the Company continued to experience growth trends in commercial and residential real estate lending. The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area in Suffolk County which is located on eastern Long Island. The local economic conditions on eastern Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, while the Company has a significant amount of commercial real estate loans, the majority of which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

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

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Approximately 79.6% of the Bank’s loan portfolio at December 31, 2011 is secured by real estate. Approximately 46.4% of the Bank’s loan portfolio is comprised of commercial real estate loans.  Multifamily loans represent 3.5% of the Bank’s loan portfolio. Residential real estate mortgage loans represent 23.1% of the Bank’s loan portfolio and include home equity lines of credit of approximately 12.1% of the Bank’s loan portfolio and residential mortgages of approximately 11.0% of the Bank’s loan portfolio. Real estate construction and land loans comprise approximately 6.6% of the Bank’s loan portfolio. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in the Bank’s geographic markets with original loan to value ratios generally of 75% or less. The Bank’s residential mortgage portfolio includes approximately $6.0 million in interest only mortgages. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. The largest loan concentrations by industry are loans granted to lessors of commercial property both owner occupied and non-owner occupied. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on eastern Long Island that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio is comprised of commercial and consumer loans, which represent approximately 20.4% of the Bank’s loan portfolio. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral. Consumer loans also have risks associated with concentrations of specific types of consumer loans within the portfolio.

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

Total loans grew $108.3 million or 21.5%, during 2011 and $55.9 million or 12.5% during 2010. Average net loans grew $93.2 million or 20.2% during 2011 over 2010 and $25.6 million or 5.9% during 2010 when compared to 2009. Real estate mortgage loans were the largest contributor of the growth for both 2011 and 2010 and increased $60.1 million or 15.6% and $59.1 million or 18.1%, respectively. Commercial real estate mortgage loans grew $47.9 million or 20.3% during 2011 and multi-family mortgage loans grew $12.2 million or 132.2% during 2011. Commercial, financial and agricultural loans increased $18.7 million or 19.1% in 2011 from 2010 and increased $4.0 million or 4.2% in 2010 from 2009. Real estate construction and land loans increased $30.6 million or 308.4% in 2011 and increased $9.4 million or 48.7% in 2010. Installment/consumer loans decreased $1.1 million or 11.3% in 2011 and increased $2.3

Page -26-

million or 31.4% during 2010. Fixed rate loans represented 27.0%, 27.7% and 25.2% of total loans at December 31, 2011, 2010, and 2009, respectively.

The following table sets forth the major classifications of loans:

December 31,	2011	2010	2009	2008	2007
(In thousands)
Commercial real estate mortgage loans	$283,917	$236,048	$199,712	$186,543	$166,154
Multi-family loans	21,402	9,217	4,447	4,503	4,555
Residential real estate mortgage loans	141,027	140,986	123,013	125,813	109,697
Commercial, financial and agricultural loans	116,319	97,663	93,682	75,919	58,184
Real estate construction and land loans	40,543	9,928	19,347	29,094	29,172
Installment/consumer loans	8,565	9,659	7,352	7,545	7,382
Total loans	611,773	503,501	447,553	429,417	375,144
Net deferred loan costs and fees	370	559	485	266	92
	612,143	504,060	448,038	429,683	375,236
Allowance for loan losses	(10,837)	(8,497)	(6,045)	(3,953)	(2,954)
Net loans	$601,306	$495,563	$441,993	$425,730	$372,282

Selected Loan Maturity Information

The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2011:

	Within One Year	After One But Within Five Years	After Five Years	Total
(In thousands)
Commercial loans	$26,003	$46,651	$43,665	$116,319
Construction and land loans (1)	6,246	22,116	12,181	40,543
Total	$32,249	$68,767	$55,846	$156,862

Rate provisions:

Amounts with fixed interest rates	$4,883	$40,405	$18,024	$63,312
Amounts with variable interest rates	27,366	28,362	37,822	93,550
Total	$32,249	$68,767	$55,846	$156,862

(1)         Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Page -27-

Past Due, Nonaccrual and Restructured Loans

The following table sets forth selected information about past due, nonaccrual and restructured loans:

December 31,	2011	2010	2009	2008	2007
(In thousands)
Loans 90 days or more past due and still accruing	$411	$—	$—	$—	$—
Nonaccrual loans	2,156	1,997	1,001	3,068	229
Restructured loans - Nonaccrual	2,005	4,728	4,890	—	—
Restructured loans - Performing	4,903	3,219	3,229	3,229	—
Other real estate owned, net	—	—	—	—	—
Total	$9,475	$9,944	$9,120	$6,297	$229

Years Ended December 31,	2011	2010	2009	2008	2007
(In thousands)
Gross interest income that has not been paid or recorded during the year under original terms:
Nonaccrual loans	$122	$123	$52	$127	$12
Restructured loans	436	255	189	12	—

Gross interest income recorded during the year:
Nonaccrual loans	$41	$17	$37	$189	$5
Restructured loans	241	105	288	238	—

Commitments for additional funds	—	—	—	—	—

The following table sets forth impaired loans by loan type:

December 31,	2011	2010	2009	2008	2007
(In thousands)
Nonaccrual Loans:
Commercial real estate mortgage loans	$449	$228	$324	$—	$—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	1,156	1,397	511	426	223
Commercial, financial and agricultural loans	260	—	61	96	6
Real estate construction and land loans	250	250	—	2,540	—
Installment/consumer loans	—	82	105	6	—
Total	2,115	1,957	1,001	3,068	229

Restructured Loans - Nonaccrual:
Commercial real estate mortgage loans	—	—	—	—	—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	1,786	2,037	2,120	—	—
Commercial, financial and agricultural loans	218	—	—	—	—
Real estate construction and land loans	—	2,686	2,770	—	—
Installment/consumer loans	—	—	—	—	—
Total	2,004	4,723	4,890	—	—

Restructured Loans - Performing:
Commercial real estate mortgage loans	4,630	3,186	3,229	3,229	—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	—	—	—	—	—
Commercial, financial and agricultural loans	274	—	—	—	—
Real estate construction and land loans	—	—	—	—	—
Installment/consumer loans	—	—	—	—	—
Total	4,904	3,186	3,229	3,229	—

Total Impaired Loans	$9,023	$9,866	$9,120	$6,297	$299

Restructured loans totaled $6.9 million and $7.9 million as of December 31, 2011 and December 31, 2010, respectively.

Page -28-

Securities

Total securities increased to $610.6 million at December 31, 2011 from $471.5 million at December 31, 2010. The available for sale portfolio increased 36.4% to $441.4 million from $323.5 million at December 31, 2010. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. Residential mortgage-backed securities decreased by $9.2 million at December 31, 2011 while U.S. government sponsored entity (“U.S. GSE”) securities increased by $90.3 million, residential collateralized mortgage obligations increased by $25.4 million, state and municipal obligations increased by $6.2 million, and commercial collateralized mortgage obligations increased by $5.2 million. Securities held to maturity increased 14.3% to $169.2 million at December 31, 2011 compared to $148.0 million at December 31, 2010. U.S. GSE securities held to maturity decreased to zero at December 31, 2011 from $25.0 million at December 31, 2010, while state and municipal obligations increased by $39.6 million, corporate bonds increased by $4.8 million and residential collateralized mortgage obligations increased by $1.8 million.  Fixed rate securities represented 91.5% of total securities at December 31, 2011 compared to 87.9% at December 31, 2010. Residential collateralized mortgage obligations represented approximately 40.6% of the available for sale balance at December 31, 2011 as compared to 47.6% at the prior year-end. A change in market rates was the primary reason for the net increase in unrealized gains in securities available for sale which increased other comprehensive income.

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield at December 31, 2011. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

December 31, 2011 (Dollars in thousands)	Within One Year			After One But Within Five Years			After Five But Within Ten Years			After Ten Years			Total
	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount
Available for sale:

U.S. GSE securities	$—	$—	—%	$35,321	$34,915	1.56%	$96,353	$95,793	2.32%	$—	$—	—%	$131,674	$130,708
State and municipal obligations	14,191	14,141	1.92	31,408	30,619	2.70	8,154	7,644	3.69	466	457	3.58	54,219	52,861
U.S. GSE Residential mortgage-backed securities	—	—	—	977	915	4.28	16,855	16,027	3.77	53,152	50,375	4.07	70,984	67,317
U.S. GSE Commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	5,237	5,167	2.34	5,237	5,167
U.S. GSE Residential collateralized mortgage obligations	—	—	—	—	—	—	16,912	16,787	1.68	162,413	159,091	2.61	179,325	175,878
Total available for sale	14,191	14,141	1.92	67,706	66,449	2.12	138,274	136,251	2.49	221,268	215,090	2.95	441,439	431,931

Held to maturity:

State and municipal obligations	60,285	60,209	0.85	21,363	20,789	2.15	4,007	3,769	2.48	20,702	19,547	3.56	106,357	104,314
U.S. GSE Residential collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	43,164	42,081	2.28	43,164	42,081
Corporate Bonds	—	—	—	11,012	11,758	2.30	10,419	11,000	3.31	—	—	—	21,431	22,758
Total held to maturity	60,285	60,209	0.85	32,375	32,547	2.20	14,426	14,769	3.10	63,866	61,628	2.69	170,952	169,153
Total securities	$74,476	$74,350	1.05%	$100,081	$98,996	2.15%	$152,700	$151,020	2.55%	$285,134	$276,718	2.89%	$612,391	$601,084

Deposits and Borrowings

Borrowings including Fed funds purchased, repurchase agreements and junior subordinated debentures, decreased $4.5 million to $32.9 million at December 31, 2011 from the prior year-end. Total deposits increased $271.2 million or 29.6% in 2011 as compared to 2010. The growth in deposits is attributable to an increase in core deposits (individual, partnership and corporate account balances) of $234.0 million, driven by the opening of two new branches in 2009, three new branches opening during 2010, the building of new relationships in current markets, an increase of $37.2 million in public funds deposits and the acquisition of HSB. Demand deposits increased $82.2 million or 34.3% and Savings, NOW and money market deposits increased $139.4 million or 25.6% primarily related to core deposits growth. Certificates of deposit of $100,000 or more increased $50.0 million or 55.2% from December 31, 2010 and other time deposits decreased $0.4 million or 0.9% as compared to the prior year.

Page -29-

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2011:

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
3 Months or less	$9,083	$27,850	$36,933
Over 3 through 6 months	9,565	14,936	24,501
Over 6 through 12 months	12,103	34,148	46,251
Over 12 months through 24 months	9,006	57,474	66,480
Over 24 months through 36 months	657	1,086	1,743
Over 36 months through 48 months	1,120	3,339	4,459
Over 48 months through 60 months	714	1,745	2,459
Over 60 months	—	—	—
Total	$42,248	$140,578	$182,826

LIQUIDITY

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Company’s principal sources of liquidity included cash and cash equivalents of $13.0 million as of December 31, 2011, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2011, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. At December 31, 2011, the Bank had $28.7 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank and Federal Reserve Bank, growth in core deposits and sources of wholesale funding such as brokered certificates of deposit. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.

During 2011, 2010 and 2009, the Bank grew its individual, partnership and corporate account balances (“core deposits”) as well as its level of public funds. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2011, the Bank had aggregate lines of credit of $227.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $207.0 million is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December 31, 2011, the Bank did not have any overnight borrowings outstanding under these lines. The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2011 with brokers and $1.9 million outstanding with customers.  As of December 31, 2010, the Bank had $15.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.4 million outstanding with customers. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of December 31, 2011 and 2010 the Bank had no brokered certificates of deposits.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short-term and wholesale borrowings, and the amount of public funds in the deposit mix. The Asset and Liability Committee is comprised of members of senior management and the Board. Excess short-term liquidity is invested in overnight federal funds sold or in an interest earning account at the Federal Reserve.

Page -30-

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, the Company enters into certain contractual obligations.

The following represents contractual obligations outstanding at December 31, 2011:

	Total Amounts Committed	Less than One Year	One to Three Years	Four to Five Years	Over Five Years
(In thousands)
Operating leases	$7,539	$1,207	$2,407	$1,651	$2,274
FHLB term advances and repurchase agreements	16,897	1,897	5,000	10,000	—
Junior subordinated debentures	16,002	—	—	—	16,002
Time deposits	182,826	107,685	68,223	6,918	—
Total contractual obligations outstanding	$233,264	$110,789	$75,630	$18,569	$18,276

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2011, the Company had $45.8 million in outstanding loan commitments and $155.2 million in outstanding commitments for various lines of credit including unused overdraft lines. The Company also has $3.1 million of standby letters of credit as of December 31, 2011. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

CAPITAL RESOURCES

Stockholders’ equity increased to $107.0 million at December 31, 2011 from $65.7 million at December 31, 2010 as a result of (i) undistributed net income; (ii) the issuance of shares of common stock through the registered direct offering, the at the market offering program, the HSB acquisition, the Dividend Reinvestment Plan and the stock based compensation plan; (iii) the change in net unrealized appreciation in securities available for sale, net of deferred taxes; (iv) less the declaration of dividends; and (v) the change in pension liability under FASB ASC 715-30, net of deferred taxes. The ratio of average stockholders’ equity to average total assets decreased to 6.11% at year end 2011 from 6.18% at year end 2010.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 13 to the Consolidated Financial Statements). Since 2009, the Company has actively managed its capital position in response to its growth. During this period, the Company has raised capital through the following initiatives:

•

In April 2009, the Company implemented a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the twelve months ended December 31, 2011 and 2010, was $4.6 million and $1.4 million, respectively. Since the inception of the DRP Plan in April 2009 through December 31, 2011, the Company has issued 307,912 shares of common stock and raised $6.3 million in capital.

•	In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC.

•

In December 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and the TPS shares are convertible into our common stock, at an effective conversion price of $31 per share.  The TPS mature in 30 years but are callable by the Company at par any time after September 30, 2014. The Company issued $16.0 million of Junior Subordinated Debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability. The Debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Consistent with regulatory requirements, the interest payments may be deferred for up to 5 years, and are cumulative. The Debentures have the same prepayment provisions as the TPS. The Debentures may be included in Tier I

Page -31-

capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

•	On May 27, 2011, the Company issued 273,479 shares of common stock, increasing capital by $5.8 million, in connection with the acquisition of Hamptons State Bank.

•

In November 2011, the Company filed a prospectus supplement under which it may from time to time sell up to $10.0 million of its common stock pursuant to an at-the-market equity offering program. During 2011 the Company issued 30,220 shares of common stock and raised $0.6 million in capital under this program.

•

On December 20, 2011, the Company raised $24.1 million in capital from the sale of 1,377,000 shares of common stock to selected institutional and other private investors in a registered direct offering.

Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required capital levels and which is sufficient to support Company growth. Additionally, the Company has the ability to issue additional common stock and/or preferred stock should the need arise.

The Company had returns on average equity of 14.37%, 15.29%, and 15.58% and returns on average assets of 0.88%, 0.95%, and 1.06%, for the years ended December 31, 2011, 2010, and 2009, respectively. The Company also utilizes cash dividends and stock repurchases to manage capital levels. Cash dividends declared totaled $4.6 million in 2011 and $5.8 million in 2010. The dividend payout ratios for 2011 and 2010 were 44.35% and 63.42%, respectively. The Company continues its trend of uninterrupted dividends. On March 27, 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its then current outstanding shares, 309,000 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully. The Company did not repurchase any shares in 2011, 2010 or 2009.

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

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1 p) of the notes to Consolidated Financial Statements.

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

At December 31, 2011, $560.4 million or 91.5% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also

Page -32-

subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at December 31, 2011:

Change in Interest	2011 Potential Change in Net Interest Income
Rates in Basis Points	$ Change	% Change
(Dollars in thousands)
200	$(1,968)	(4.32)%
100	$(926)	(2.03)%
Static	—	—
(100)	$(16)	(0.04)%

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

Page -33-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$25,921	$21,598
Interest earning deposits with banks	53,625	1,320
Total cash and cash equivalents	79,546	22,918

Securities available for sale, at fair value	441,439	323,539
Securities held to maturity (fair value of $170,952 and $148,144, respectively)	169,153	147,965
Total securities	610,592	471,504

Securities, restricted	1,660	1,284

Loans held for sale	2,300	—

Loans held for investments	612,143	504,060
Allowance for loan losses	(10,837)	(8,497)
Loans, net	601,306	495,563

Premises and equipment, net	24,171	23,683
Accrued interest receivable	4,940	4,153
Goodwill	2,034	—
Core deposit intangible	316	—
Other assets	10,593	9,351
Total Assets	$1,337,458	$1,028,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$321,496	$239,314
Savings, NOW and money market deposits	683,863	544,470
Certificates of deposit of $100,000 or more	140,578	90,574
Other time deposits	42,248	42,635
Total deposits	1,188,185	916,993

Federal funds purchased and Federal Home Loan Bank overnight borrowings	—	5,000
Repurchase agreements	16,897	16,370
Junior subordinated debentures	16,002	16,002
Accrued interest payable	319	433
Other liabilities and accrued expenses	9,068	7,938
Total Liabilities	1,230,471	962,736

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 8,374,917 and 6,456,742 shares issued, respectively; 8,345,399 and 6,364,656 shares outstanding, respectively	84	64
Surplus	54,034	20,946
Retained earnings	52,228	46,463
Less: Treasury Stock at cost, 29,518 and 92,086 shares, respectively	(1,787)	(3,520)
	104,559	63,953
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($3,774) and ($2,336), respectively	5,734	3,549
Pension liability, net of deferred income taxes of $2,205 and $1,202, respectively	(3,306)	(1,782)
Total Stockholders’ Equity	106,987	65,720
Total Liabilities and Stockholders’ Equity	$1,337,458	$1,028,456

See accompanying notes to Consolidated Financial Statements.

Page -34-

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

Years Ended December 31,	2011	2010	2009
Interest income:
Loans (including fee income)	$35,434	$30,223	$29,167
Mortgage-backed securities and collateralized mortgage obligations	9,000	9,585	11,074
State and municipal obligations	2,876	2,704	2,201
U.S. GSE securities	2,220	2,054	814
Corporate bonds	705	231	—
Federal funds sold	—	5	33
Deposits with banks	123	54	13
Other interest and dividend income	68	43	66
Total interest income	50,426	44,899	43,368

Interest expense:
Savings, NOW and money market deposits	3,936	3,594	3,698
Certificates of deposit of $100,000 or more	1,264	1,489	2,154
Other time deposits	507	762	1,371
Federal funds purchased and repurchase agreements	543	530	401
Federal Home Loan Bank advances	—	—	1
Junior subordinated debentures	1,366	1,365	190
Total interest expense	7,616	7,740	7,815

Net interest income	42,810	37,159	35,553
Provision for loan losses	3,900	3,500	4,150
Net interest income after provision for loan losses	38,910	33,659	31,403

Non interest income:
Service charges on deposit accounts	3,137	2,756	2,997
Fees for other customer services	2,553	2,163	1,678
Title fee income	1,016	1,103	903
Net securities gains	135	1,303	529
Other operating income	108	108	67
Total non interest income	6,949	7,433	6,174

Non interest expense:
Salaries and employee benefits	18,036	15,978	14,084
Net occupancy expense	3,094	2,837	2,337
Furniture and fixture expense	1,231	1,138	1,007
Data/Item processing	559	555	486
Advertising	649	546	457
FDIC assessments	825	1,274	1,574
Acquisition costs	793	—	—
Amortization of core deposit intangible	42	—	—
Other operating expenses	5,608	5,551	4,820
Total non interest expense	30,837	27,879	24,765

Income before income taxes	15,022	13,213	12,812
Income tax expense	4,663	4,047	4,049
Net income	$10,359	$9,166	$8,763
Basic earnings per share	$1.54	$1.45	$1.41
Diluted earnings per share	$1.54	$1.45	$1.41
Comprehensive income	$11,020	$7,411	$10,434

See accompanying notes to Consolidated Financial Statements.

Page -35-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock	Surplus	Comprehensive Income	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2009	$64	$20,452		$40,081	$(6,309)	$1,851	$56,139
Net income			$8,763	8,763			8,763
Shares issued under the dividend reinvestment plan (“DRP”), net of offering costs		252			3		255
Stock awards granted		(1,664)			1,664		—
Vesting of stock awards					(52)		(52)
Exercise of stock options		148			(97)		51
Tax effect of stock plans		12					12
Shared based compensation expense		750					750
Cash dividend declared, $0.92 per share				(5,734)			(5,734)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of reclassification and deferred tax effects			1,832			1,832	1,832
Adjustment to pension liability, net of deferred taxes			(161)			(161)	(161)
Comprehensive income			$10,434
Balance at December 31, 2009	$64	$19,950		$43,110	$(4,791)	$3,522	$61,855

Net income			$9,166	9,166			9,166
Shares issued under the dividend reinvestment plan (“DRP”), net of offering costs		1,389			6		1,395
Stock awards granted		(1,274)			1,274		—
Vesting of stock awards					(37)		(37)
Exercise of stock options		(11)			28		17
Tax effect of stock plans		11					11
Shared based compensation expense		881					881
Cash dividend declared, $0.92 per share				(5,813)			(5,813)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of reclassification and deferred tax effects			(1,700)			(1,700)	(1,700)
Adjustment to pension liability, net of deferred taxes			(55)			(55)	(55)
Comprehensive income			$7,411
Balance at December 31, 2010	$64	$20,946		$46,463	$(3,520)	$1,767	$65,720

Net income			$10,359	10,359			10,359
Shares issued under the dividend reinvestment plan (“DRP”)	3	4,613			11		4,627
Shares issued in common stock offerings, net of offering costs (1,407,220 shares)	14	23,447					23,461
Shares issued in the acquisition of Hamptons State Bank (273,479 shares)	3	5,847					5,850
Stock awards granted		(1,889)			1,889		—
Stock awards forfeited		39			(39)		—
Vesting of stock awards					(128)		(128)
Tax effect of stock plans		(16)					(16)
Shared based compensation expense		1,047					1,047
Cash dividend declared, $0.69 per share				(4,594)			(4,594)
Other comprehensive income, net of deferred taxes:
Change in unrealized net gains in securities available for sale, net of reclassification and deferred tax effects			2,185			2,185	2,185
Adjustment to pension liability, net of deferred taxes			(1,524)			(1,524)	(1,524)
Comprehensive income			$11,020
Balance at December 31, 2011	$84	$54,034		$52,228	$(1,787)	$2,428	$106,987

See accompanying notes to Consolidated Financial Statements.

Page -36-

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Years Ended December 31,	2011	2010	2009
Cash flows from operating activities:
Net income	$10,359	$9,166	$8,763
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,900	3,500	4,150
Depreciation and amortization	1,843	1,612	1,453
Net amortization on securities	2,400	1,454	305
Amortization of core deposit intangible	42	—	—
Share based compensation expense	1,047	881	750
Net securities gains	(135)	(1,303)	(529)
Increase in accrued interest receivable	(787)	(474)	(53)
Decrease (increase) in other assets	1,593	2,041	(6,875)
(Decrease) increase in accrued expenses and other liabilities	(1,582)	(1,454)	1,529
Net cash provided by operating activities	18,680	15,423	9,493

Cash flows from investing activities:
Purchases of securities available for sale	(302,760)	(226,213)	(113,975)
Purchases of securities, restricted	(315)	(2,055)	(19,514)
Purchases of securities held to maturity	(83,911)	(137,240)	(65,838)
Proceeds from sales of securities available for sale	14,084	31,446	13,087
Redemption of securities, restricted	225	1,976	22,109
Maturities, calls and principal payments of securities available for sale	196,886	175,013	108,838
Maturities, calls and principal payments of securities held to maturity	61,844	66,056	31,752
Net increase in loans	(73,029)	(57,070)	(20,413)
Purchase of premises and equipment	(2,031)	(3,989)	(4,382)
Net cash acquired in business combination	2,309	—	—
Net cash used in investing activities	(186,698)	(152,076)	(48,336)

Cash flows from financing activities:
Net increase in deposits	214,252	123,455	134,453
Net (decrease) increase in federal funds purchased and FHLB overnight borrowings	(7,000)	5,000	(70,900)
Repayments of FHLB term advances	(5,016)	—	(30,000)
Net increase in repurchase agreements	527	1,370	—
Proceeds from issuance of junior subordinated debentures	—	—	16,002
Net proceeds from issuance of common stock	28,088	1,395	255
Net proceeds from exercise of stock options	—	17	34
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(128)	(37)	(35)
Excess tax (expense) benefit from share based compensation	(16)	11	12
Cash dividends paid	(6,061)	(5,787)	(5,716)
Net cash provided by financing activities	224,646	125,424	44,105

Net increase (decrease) in cash and cash equivalents	56,628	(11,229)	5,262
Cash and cash equivalents at beginning of period	22,918	34,147	28,885
Cash and cash equivalents at end of period	$79,546	$22,918	$34,147

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$7,730	$7,838	$7,956
Income tax	$4,550	$5,922	$3,264

Noncash investing and financing activities:
Dividends declared and unpaid at end of period	$—	$1,467	$1,441
Transfers from portfolio loans to loans held for sale	$2,300	$—	$—

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$66,566	$—	$—
Fair value of liabilities assumed	$65,059	$—	$—

See accompanying notes to Consolidated Financial Statements.

Page -37-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

In addition to the Bank, the Company has another subsidiary, Bridge Statutory Capital Trust II, which was formed in 2009. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements. See Note 7 for a further discussion of Bridge Statutory Capital Trust II.

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

b) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest earning deposits with banks, and federal funds sold, which mature overnight. Cash flows are reported net for customer loan and deposit transactions, overnight borrowings and federal funds purchased, Federal Home Loan Bank advances, and repurchase agreements.

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

Premiums and discounts on securities are amortized to expense and accreted to income over the estimated life of the respective securities using the interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary impairment (“OTTI”), management considers many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) the whether the Company has the intent to sell the security or more than likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Page -38-

d) Loans, Loan Interest Income Recognition and Loans Held for Sale

Loans are stated at the principal amount outstanding, net of deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period.  Past due status is based on the contractual terms of the loan. Loans that are 90 days past due are automatically placed on nonaccrual and previously accrued interest is reversed and charged against interest income. However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectible based upon individual loan evaluation assessing such factors as collateral and collectibility, accrued interest will be recognized as earned.  If a payment is received when a loan is nonaccrual or a troubled debt restructuring loan is nonaccrual, the payment is applied to the principal balance.  A performing troubled debt restructuring loan is on accrual status in line with the modified terms.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties are considered troubled debt restructurings and are classified as impaired. Loans considered to be troubled debt restructurings can be categorized as nonaccrual or performing. The impairment of a loan is measured at the value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent. Generally, the Bank measures impairment of such loans by reference to the fair value of the collateral less costs to sell. Loans that experience minor payment delays and payment shortfall generally are not classified as impaired.

Loans over $50,000 are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Loans with balances less than $50,000, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Loans that were acquired from the acquisition of Hamptons State Bank on May 27, 2011 were initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. Some of the loans at time of acquisition showed evidence of credit deterioration since origination. These loans are considered purchase credit impaired loans.

For purchased credit impaired loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent increases to the expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount and recognized into interest income over the remaining life of the loan using the interest method. Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses.

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

Loans held for sale are carried at the lower of aggregate cost, or estimated fair market value. At December 31, 2011, the Company had $2.3 million of loans held for sale.  These loans were subsequently sold in January 2012 with no resulting gain or loss recognized.

Unless otherwise noted, the above policy is applied consistently to all loan classes.

e) Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. The Bank monitors its entire loan portfolio on a regular basis, with consideration given to loan growth, detailed analyses of classified loans, repayment patterns, delinquency status, past loss experience, current economic conditions, and various types of concentrations of credit. Additionally, the Bank considers its credit administration and asset management philosophies and procedures and concentrations in the portfolio when determining the allowances for each pool. The Bank evaluates and considers the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management,

Page -39-

the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, the Bank evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.

Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Credit Risk Committee, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2011, management believes the allowance for loan losses is adequate.

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

Unless otherwise noted, the above policy is applied consistently to all loan segments.

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

g) Loan Commitments and Related Financial Instruments

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

In accordance with FASB ASC 740, Accounting for Uncertainty in Income Taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There are no such tax positions on the Company’s financial statements at December 31, 2011 and 2010, respectively.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2011 or 2010.

Page -40-

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

k) Dividends

Cash available for distribution of dividends to shareholders of the Company is primarily derived from cash and cash equivalents of the Company and dividends paid by the Bank to the Company. Due to regulatory restrictions, dividends from the Bank to the Company at December 31, 2011, were limited to $28.7 million which represents the Bank’s 2011 retained net income and net retained earnings from the previous two years. During 2011, the Bank did not pay dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years.

l) Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

m) Stock Based Compensation Plans

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

o) Fair Value of Financial Instruments

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

p) New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain

Page -41-

pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-8, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-8”). ASU 2011-8 clarifies the guidance for goodwill impairment testing by allowing companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The company would not be required to calculate the fair value of a reporting unit unless the company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-8 includes a number of events and circumstances for companies to consider in conducting the qualitative assessment. ASU 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company has early adopted ASU 2011-8 for its annual impairment test for the year ended December 31, 2011 and it did not have a material impact on the Company.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2011-5, “Comprehensive Income (Topic 220)” (“ASU 2011-5”). ASU 2011-5 gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of AUS 2011-5 is not anticipated to have a material impact on the Company.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2011-4, “Fair Value Measurement and Disclosures (Topic 820)” (“ASU 2011-4”). ASU 2011-4 clarifies the guidance for determining fair value including some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with current accounting guidance. ASU 2011-4 is effective for interim and annual reporting periods ending on or after December 15, 2011. Adoption of AUS 2011-4 did not have a material impact on the Company.

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

q) Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the FHLB system. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

r) Reclassifications

Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

Page -42-

2. SECURITIES

A summary of the amortized cost, gross unrealized gains and losses and fair value of securities is as follows:

December 31,	2011				2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:

U.S. GSE securities	$130,708	$968	$(2)	$131,674	$41,463	$213	$(343)	$41,333
State and municipal obligations	52,861	1,366	(8)	54,219	47,175	1,173	(283)	48,065
U.S. GSE Residential mortgage-backed securities	67,317	3,667	—	70,984	76,814	3,481	(124)	80,171
U.S. GSE Commercial collateralized mortgage obligations	5,167	70	—	5,237	—	—	—	—
U.S. GSE Residential collateralized mortgage obligations	175,878	3,493	(46)	179,325	152,202	2,618	(850)	153,970
Total available for sale	431,931	9,564	(56)	441,439	317,654	7,485	(1,600)	323,539

Held to maturity:

U.S. GSE securities	—	—	—	—	24,973	118	(199)	24,892
State and municipal obligations	104,314	2,048	(5)	106,357	64,728	439	(922)	64,245
U.S. GSE Residential collateralized mortgage obligations	42,081	1,104	(21)	43,164	40,264	954	(53)	41,165
Corporate bonds	22,758	3	(1,330)	21,431	18,000	—	(158)	17,842
Total held to maturity	169,153	3,155	(1,356)	170,952	147,965	1,511	(1,332)	148,144
Total securities	$601,084	$12,719	$(1,412)	$612,391	$465,619	$8,996	$(2,932)	$471,683

All of the residential mortgage-backed securities, residential collateralized mortgage obligations and commercial collateralized mortgage obligations were backed by U.S. Government Sponsored Entities as of December 31, 2011 and 2010.

Securities with unrealized losses at year-end 2011 and 2010, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31,	2011				2010
(In thousands)	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available for sale:

U.S. GSE securities	$7,196	$2	$—	$—	$25,145	$343	$—	$—
State and municipal obligations	4,283	8	—	—	11,927	283	—	—
U.S. GSE Residential mortgage-backed securities	—	—	—	—	7,591	124	—	—
U.S. GSE Residential collateralized mortgage obligations	7,672	46	—	—	55,906	850	—	—
Total available for sale	$19,151	$56	$—	$—	$100,569	$1,600	$—	$—

Held to maturity:

U.S. GSE securities	$—	$—	$—	$—	$9,800	$199	$—	$—
State and municipal obligations	7,011	5	—	—	27,416	922	—	—
U.S. GSE Residential collateralized mortgage obligations	4,810	21	—	—	4,952	53	—	—
Corporate Bonds	4,664	336	12,006	994	17,842	158	—	—
Total held to maturity	$16,485	$362	$12,006	$994	$60,010	$1,332	$—	$—

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

The following table sets forth the fair value, amortized cost and maturities of the securities at December 31, 2011. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Page -43-

December 31, 2011	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
(In thousands)	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount
Available for sale:

U.S. GSE securities	$—	$—	$35,321	$34,915	$96,353	$95,793	$—	$—	$131,674	$130,708
State and municipal obligations	14,191	14,141	31,408	30,619	8,154	7,644	466	457	54,219	52,861
U.S. GSE residential mortgage-backed securities	—	—	977	915	16,855	16,027	53,152	50,375	70,984	67,317
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	16,912	16,787	162,413	159,091	179,325	175,878
U.S. GSE commercial collateralized mortgage obligations (1)	—	—	—	—	—	—	5,237	5,167	5,237	5,167
Total available for sale	14,191	14,141	67,706	66,449	138,274	136,251	221,268	215,090	441,439	431,931

Held to maturity:

State and municipal obligations	60,285	60,209	21,363	20,789	4,007	3,769	20,702	19,547	106,357	104,314
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	—	—	43,164	42,081	43,164	42,081
Corporate Bonds	—	—	11,012	11,758	10,419	11,000	—	—	21,431	22,758
Total held to maturity	60,285	60,209	32,375	32,547	14,426	14,769	63,866	61,628	170,952	169,153
Total securities	$74,476	$74,350	$100,081	$98,996	$152,700	$151,020	$285,134	$276,718	$612,391	$601,084

(1)    U.S. GSE commercial collateralized mortgage obligations represent securities with multi-family mortgage loans as collateral.

There were $14.1 million of proceeds on sales of available for sale securities with gross gains of approximately $0.1 million and gross losses of approximately $0.01 realized in 2011.  There were $31.4 million of proceeds on sales of available for sale securities and gross gains of approximately $1.3 million realized, in 2010.  No securities were sold at a loss in 2010.  There were $13.1 million of proceeds on sales of available for sale securities and gross gains of approximately $0.5 million realized, in 2009. No securities were sold at a loss in 2009.

Securities having a fair value of approximately $287.8 million and $277.9 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Company did not hold any trading securities during the years ended December 31, 2011, 2010 and 2009.

There were no investment holdings of any one issuer that exceeded 10% of stockholders’ equity at December 31, 2011, other than U.S. Government and its Sponsored Entities.  As of December 31, 2010, there was one issuer where the Bank had invested holdings that exceeded 10% of stockholder’s equity and represented 14% of stockholder’s equity. The majority of these holdings matured in the first quarter of 2011.

Page -44-

3. LOANS

The following table sets forth the major classifications of loans:

December 31,	2011	2010
(In thousands)
Commercial real estate mortgage loans	$283,917	$236,048
Multi-family mortgage loans	21,402	9,217
Residential real estate mortgage loans	141,027	140,986
Commercial, financial and agricultural loans	116,319	97,663
Real estate construction and land loans	40,543	9,928
Installment/consumer loans	8,565	9,659
Total loans	611,773	503,501
Net deferred loan costs and fees	370	559
	612,143	504,060
Allowance for loan losses	(10,837)	(8,497)
Net loans	$601,306	$495,563

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, multi-family mortgage loans, home equity loans, residential real estate mortgages, commercial and industrial loans, real estate construction and land loans and consumer loans.  The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are

Page -45-

inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2011, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table sets forth changes in the allowance for loan losses:

December 31,	2011	2010	2009
(In thousands)
Allowance for loan losses balance at beginning of period	$8,497	$6,045	$3,953
Charge-offs	(1,681)	(1,120)	(2,093)
Recoveries	121	72	35
Net charge-offs	(1,560)	(1,048)	(2,058)
Provision for loan losses charged to operations	3,900	3,500	4,150
Balance at end of period	$10,837	$8,497	$6,045

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of December 31, 2011. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

December 31, 2011	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Total
(In thousands)
Originated loans
Allowance for loan losses
Beginning balance	$3,310	$133	$1,642	$2,804	$423	$185	$8,497
Charge-offs	—	—	(259)	(372)	(186)	(864)	(1,681)
Recoveries	—	—	6	96	19	—	121
Provision	220	262	891	367	16	2,144	3,900
	$3,530	$395	$2,280	$2,895	$272	$1,465	$10,837

Ending balance: individually evaluated for impairment	$—	$—	$105	$162	$—	$—	$267

Ending balance: collectively evaluated for impairment	$3,530	$395	$2,175	$2,733	$272	$1,465	$10,570

Loans	$267,378	$21,402	$131,155	$111,673	$7,971	$40,279	$579,858

Ending balance: individually evaluated for impairment	$5,079	$—	$2,942	$752	$—	$250	$9,023

Ending balance: collectively evaluated for impairment	$262,299	$21,402	$128,213	$110,921	$7,971	$40,029	$570,835

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Page -46-

December 31, 2011	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Total
(In thousands)
Acquired loans
Allowance for Loan Losses
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$—	$—

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Loans	$16,539	$—	$9,872	$4,646	$594	$264	$31,915

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$15,903	$—	$9,872	$4,443	$594	$—	$30,812

Ending balance: loans acquired with deteriorated credit quality	$636	$—	$—	$203	$—	$264	$1,103

Total loans
Allowance for Loan Losses
Beginning balance	$3,310	$133	$1,642	$2,804	$423	$185	$8,497
Charge-offs	—	—	(259)	(372)	(186)	(864)	(1,681)
Recoveries	—	—	6	96	19	—	121
Provision	220	262	891	367	16	2,144	3,900
Ending balance	$3,530	$395	$2,280	$2,895	$272	$1,465	$10,837

Ending balance: individually evaluated for impairment	$—	$—	$105	$162	$—	$—	$267

Ending balance: collectively evaluated for impairment	$3,530	$395	$2,175	$2,733	$272	$1,465	$10,570

Loans	$283,917	$21,402	$141,027	$116,319	$8,565	$40,543	$611,773

Ending balance: individually evaluated for impairment	$5,079	$—	$2,942	$752	$—	$250	$9,023

Ending balance: collectively evaluated for impairment	$278,202	$21,402	$138,085	$115,364	$8,565	$40,029	$601,647

Ending balance: loans acquired with deteriorated credit quality	$636	$—	$—	$203	$—	$264	$1,103

Page -47-

December 31, 2010	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Total
(In thousands)
Allowance for loan losses	$3,310	$133	$1,642	$2,804	$423	$185	$8,497

Ending balance: individually evaluated for impairment	$—	$—	$7	$—	$—	$—	$7

Ending balance: collectively evaluated for impairment	$3,310	$133	$1,635	$2,804	$423	$185	$8,490

Loans	$236,048	$9,217	$140,986	$97,663	$9,659	$9,928	$503,501

Ending balance: individually evaluated for impairment	$3,414	$—	$3,434	$82	$—	$2,936	$9,866

Ending balance: collectively evaluated for impairment	$232,634	$9,217	$137,552	$97,581	$9,659	$6,992	$493,635

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt including repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Assigned risk rating grades are continuously updated as new information is obtained. Loans risk rated special mention, substandard and doubtful are reviewed on a quarterly basis. The Company uses the following definitions for risk rating grades:

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

Page -48-

The following table represents loans by class categorized by internally assigned risk grades:

	Grades:
December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$107,659	$14,752	$9,433	$—	$131,844
Non-owner occupied	123,602	8,950	2,982	—	135,534
Multi-family loans	21,402	—	—	—	21,402
Residential real estate:
First lien	64,725	—	1,351	1,223	67,299
Home equity	61,075	584	1,972	225	63,856
Commercial:
Secured	50,671	4,135	3,090	—	57,896
Unsecured	51,253	1,435	1,080	9	53,777
Real estate construction and land loans	35,979	—	4,050	250	40,279
Installment/consumer loans	7,689	264	18	—	7,971
Total loans	$524,055	$30,120	$23,976	$1,707	$579,858

Acquired loans
Commercial real estate:
Owner occupied	$13,003	$223	$406	$—	$13,632
Non-owner occupied	2,414	493	—	—	2,907
Multi-family loans	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—
Home equity	9,872	—	—	—	9,872
Commercial:
Secured	2,015	123	118	—	2,256
Unsecured	2,168	178	44	—	2,390
Real estate construction and land loans	—	—	264	—	264
Installment/consumer loans	594	—	—	—	594
Total loans	$30,066	$1,017	$832	$—	$31,915

Total loans
Commercial real estate:
Owner occupied	$120,662	$14,975	$9,839	$—	$145,476
Non-owner occupied	126,016	9,443	2,982	—	138,441
Multi-family loans	21,402	—	—	—	21,402
Residential real estate:
First lien	64,725	—	1,351	1,223	67,299
Home equity	70,947	584	1,972	225	73,728
Commercial:
Secured	52,686	4,258	3,208	—	60,152
Unsecured	53,421	1,613	1,124	9	56,167
Real estate construction and land loans	35,979	—	4,314	250	40,543
Installment/consumer loans	8,283	264	18	—	8,565
Total loans	$554,121	$31,137	$24,808	$1,707	$611,773

Page -49-

	Grades:
December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$110,395	$4,892	$4,298	$—	$119,585
Non-owner occupied	97,878	7,652	10,683	250	116,463
Multi-family loans	9,217	—	—	—	9,217
Residential real estate:
First lien	71,686	—	1,194	1,269	74,149
Home equity	64,708	—	1,834	295	66,837
Commercial:
Secured	49,146	1,949	3,212	—	54,307
Unsecured	41,058	1,072	1,226	—	43,356
Real estate construction and land loans	6,020	223	3,685	—	9,928
Installment/consumer loans	9,484	175	—	—	9,659
Total loans	$459,592	$15,963	$26,132	$1,814	$503,501

Page -50-

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of December 31, 2011 and December 31, 2010 by class of loans, as defined by ASC 310-10:

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$485	$1,281	$—	$449	$2,215	$129,629	$131,844
Non-owner occupied	—	—	—	—	—	135,534	135,534
Multi-family loans	—	—	—	—	—	21,402	21,402
Residential real estate:
First lien	—	—	—	1,561	1,561	65,738	67,299
Home equity	448	255	—	1,382	2,085	61,771	63,856
Commercial:
Secured	—	—	—	479	479	57,417	57,896
Unsecured	—	53	—	40	93	53,684	53,777
Real estate construction and land loans	—	—	—	250	250	40,029	40,279
Installment/consumer loans	1	—	—	—	1	7,970	7,971
Total loans	$934	$1,589	$—	$4,161	$6,684	$573,174	$579,858

Acquired loans
Commercial real estate:
Owner occupied	$—	$—	$406	$—	$406	$13,226	$13,632
Non-owner occupied	—	—	—	—	—	2,907	2,907
Multi-family loans	—	—	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	9,872	9,872
Commercial:
Secured	—	—	—	—	—	2,256	2,256
Unsecured	—	—	—	—	—	2,390	2,390
Real estate construction and land loans	—	—	—	—	—	264	264
Installment/consumer loans	—	—	5	—	5	589	594
Total loans	$—	$—	$411	$—	$411	$31,504	$31,915

Total loans
Commercial real estate:
Owner occupied	$485	$1,281	$406	$449	$2,621	$142,855	$145,476
Non-owner occupied	—	—	—	—	—	138,441	138,441
Multi-family loans	—	—	—	—	—	21,402	21,402
Residential real estate:
First lien	—	—	—	1,561	1,561	65,738	67,299
Home equity	448	255	—	1,382	2,085	71,643	73,728
Commercial:
Secured	—	—	—	479	479	59,673	60,152
Unsecured	—	53	—	40	93	56,074	56,167
Real estate construction and land loans	—	—	—	250	250	40,293	40,543
Installment/consumer loans	1	—	5	—	6	8,559	8,565
Total loans	$934	$1,589	$411	$4,161	$7,095	$604,678	$611,773

Page -51-

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$511	$—	$511	$119,074	$119,585
Non-owner occupied	—	—	478	478	115,985	116,463
Multi-family loans	—	—	—	—	9,217	9,217
Residential real estate:
First lien	151	165	1,747	2,063	72,086	74,149
Home equity	782	298	1,696	2,776	64,061	66,837
Commercial:
Secured	10	—	—	10	54,297	54,307
Unsecured	105	—	32	137	43,219	43,356
Real estate construction and land loans	—	—	2,686	2,686	7,242	9,928
Installment/consumer loans	10	5	86	101	9,558	9,659
Total loans	$1,058	$979	$6,725	$8,762	$494,739	$503,501

All loans 90 days or more past due that are still accruing interest represent loans that were acquired from Hamptons State Bank on May 27, 2011 and were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows on these acquired loans and expect to fully collect the carrying value of these loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income. There were no loans 90 days or more past due that were still accruing interest at December 31, 2010.

Impaired Loans

As of December 31, 2011 and December 31, 2010, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.0 million and $9.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Page -52-

The following table sets forth impaired loans by loan type:

December 31,	2011	2010
(In thousands)
Nonaccrual Loans:
Commercial real estate mortgage loans	$449	$228
Multi-family loans	—	—
Residential real estate mortgage loans	1,156	1,397
Commercial, financial and agricultural loans	260	—
Real estate construction and land loans	250	250
Installment/consumer loans	—	82
Total	2,115	1,957

Restructured Loans - Nonaccrual:
Commercial real estate mortgage loans	—	—
Multi-family loans	—	—
Residential real estate mortgage loans	1,786	2,037
Commercial, financial and agricultural loans	218	—
Real estate construction and land loans	—	2,686
Installment/consumer loans	—	—
Total	2,004	4,723

Restructured Loans - Performing:
Commercial real estate mortgage loans	4,630	3,186
Multi-family loans	—	—
Residential real estate mortgage loans	—	—
Commercial, financial and agricultural loans	274	—
Real estate construction and land loans	—	—
Installment/consumer loans	—	—
Total	4,904	3,186

Total Impaired Loans	$9,023	$9,866

The Bank had no foreclosed real estate at December 31, 2011, 2010 and 2009, respectively.

Page -53-

The following table represents impaired loans by class at December 31, 2011:

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,163	$4,206	$—	$4,208	$415
Non-owner occupied	916	916	—	929	15
Multi-family loans	—	—	—	—	—
Residential real estate:
First lien	338	344	—	346	—
Home equity	688	860	—	778	—
Commercial:
Secured	533	533	—	535	7
Unsecured	—	—	—	—	—
Real estate construction and land loans	250	371		250	—
Installment/consumer loans	—	—	—	—	—
Total with no related allowance recorded	6,888	7,230	—	7,046	437

With an allowance recorded:
Residential real estate – First lien	1,223	1,329	76	1,241	—
Residential real estate – Home equity	693	700	29	694	—
Commercial – Secured	219	229	162	235	—
Total with an allowance recorded	2,135	2,258	267	2,170	—

Total:
Commercial real estate:
Owner occupied	4,163	4,206	—	4,208	415
Non-owner occupied	916	916	—	929	15
Multi-family loans	—	—	—	—	—
Residential real estate:
First lien	1,561	1,673	76	1,587	—
Home equity	1,381	1,560	29	1,472	—
Commercial:
Secured	752	762	162	770	7
Unsecured	—	—	—	—	—
Real estate construction and land loans	250	371	—	250	—
Installment/consumer loans	—	—	—	—	—
Total	$9,023	$9,488	$267	$9,216	$437

Page -54-

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,186	$3,186	$—
Non-owner occupied	228	228	—
Multi-family loans	—	—	—
Residential real estate:
First lien	1,742	1,829	—
Home equity	992	988	—
Commercial:
Secured	—	—	—
Unsecured	—	—	—
Real estate construction and land loans	2,936	3,171	—
Installment/consumer loans	82	82	—
Total with no related allowance recorded	9,166	9,484	—

With an allowance recorded:
Residential real estate - Home equity	700	700	7
Total with an allowance recorded	700	700	7

Total:
Commercial real estate:
Owner occupied	3,186	3,186	—
Non-owner occupied	228	228	—
Multi-family loans	—	—	—
Residential real estate:
First lien	1,742	1,829	—
Home equity	1,692	1,688	7
Commercial:
Secured	—	—	—
Unsecured	—	—	—
Real estate construction and land loans	2,936	3,171	—
Installment/consumer loans	82	82	—
Total	$9,866	$10,184	$7

Individually impaired loans were as follows:

December 31,	2010	2009
(In thousands)
Average of individually impaired loans during the year	$10,124	$7,406
Interest income recognized during impairment	122	135
Cash basis interest income recognized	—	—

Troubled Debt Restructurings

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

The terms of certain other loans were modified during the year ending December 31, 2011 that did not meet the definition of a TDR. These loans have a total recorded investment as of December 31, 2011 of $15.0 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

Page -55-

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings
Originated loans
Commercial real estate:
Owner occupied	2	$538	$538
Non-owner occupied	1	916	916
Multi-Family	—	—	—
Residential real estate:
First lien	—	—	—
Home equity	1	347	338
Commercial:
Secured	2	273	273
Unsecured	1	241	219
Real estate construction and land loans	—	—	—
Installment/consumer loans	—	—	—
Total loans	7	$2,315	$2,284

The TDRs described above increased the allowance for loan losses by $0.2 million and resulted in charge offs of $0.9 million during the year ended December 31, 2011.

There were two loans modified as TDRs for which there was a payment default within twelve months following the modification.  These loans have since made the required payments and are current with the terms of the agreements. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of December 31, 2011 and December 31, 2010, the Company had $2.0 million and $4.7 million, respectively of nonaccrual TDR loans. As of December 31, 2011 two of the borrowers with loans totaling $0.5 million are complying with the modified terms of the loans and are currently making payments. Another borrower with loans totaling $1.5 million is past due but currently making payments.  The decrease in nonaccrual TDR loans at December 31, 2011 was due to $2.3 million in nonaccrual TDR loans that were reported as held for sale at December 31, 2011. These loans were subsequently sold in January 2012 with no additional gain or loss recognized. Total nonaccrual TDR loans are secured with collateral that has an appraised value of $4.2 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has four borrowers with performing TDR loans of $4.9 million at December 31, 2011 that are current and secured with collateral that has an appraised value of approximately $11.5 million.  At December 31, 2010, the Company had one borrower with TDR loans of $3.2 million that was current and secured with collateral that had an appraised value of approximately $5.4 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. Two of the loans were restructured during the third quarter of 2011 and one of the loans in the second quarter of 2011 and since that time the interest income recognized has been immaterial. The fourth loan was restructured during the third quarter of 2008 and since that time $0.4 million of interest income has been recognized. In addition, the Bank has no commitment to lend additional funds to these debtors.

Page -56-

Loans Acquired with Deteriorated Credit Quality

In connection with the Hamptons State Bank merger, the Company acquired loans with deteriorated credit quality. Acquired loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In thousands)	2011
Contractually required payments receivable of loans purchased during the year:
Commercial real estate mortgage loans	$1,169
Multi-family loans	—
Residential real estate mortgage loans	—
Commercial, financial and agricultural loans	773
Real estate construction and land loans	340
Installment/consumer loans	7
$2,289

Cash flows expected to be collected at acquisition	$1,770
Fair value of acquired loans at acquisition	1,052

Accretable yield, or income expected to be collected, is as follows:

(In thousands)
Balance at January 1, 2011	$—
Hamptons State Bank Acquisition	(718)
Accretion of income	86
Reclassifications from nonaccretable yield	—
Disposals	—
Balance at December 31, 2011	$(632)

Income is not recognized on certain acquired loans if the Company cannot reasonably estimate cash flows expected to be collected.

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2011 and 2010.

The following table sets forth selected information about related party loans at December 31, 2011:

Balance Outstanding
(In thousands)
Balance at December 31, 2010	$1,074
New loans	—
Effective change in related parties	—
Advances	4
Repayments	(28)
Balance at December 31, 2011	$1,050

Page -57-

4. PREMISES AND EQUIPMENT

Premises and equipment consist of:

December 31,	2011	2010
(In thousands)
Land	$7,174	$6,583
Building and improvements	13,720	13,673
Furniture, fixtures and equipment	12,445	11,340
Leasehold improvements	6,120	5,551
	$39,459	$37,147

Less: accumulated depreciation and amortization	(15,288)	(13,464)
	$24,171	$23,683

5. DEPOSITS

Time Deposits

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2011:

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
2012	$30,751	$76,934	$107,685
2013	9,006	57,474	66,480
2014	657	1,086	1,743
2015	1,120	3,339	4,459
2016	714	1,745	2,459
Total	$42,248	$140,578	$182,826

Deposits from principal officers, directors and their affiliates at December 31, 2011 and 2010 were approximately $4.7 million and $8.3 million, respectively. Public fund deposits at December 31, 2011 and 2010 were $232.0 million and $194.9 million, respectively.

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2011, 2010 and 2009, securities sold under agreements to repurchase totaled $16.9 million, $16.4 million and $15.0 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $23.3 million, $22.3 million and $22.2 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.9 million maturing during the first quarter of 2012, $5.0 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015.  At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	2011	2010	2009
(Dollars in thousands)
Average daily balance during the year	$16,715	$16,648	$15,000
Average interest rate during the year	3.23%	3.10%	2.35%
Maximum month-end balance during the year	$17,469	$17,192	$15,000
Weighted average interest rate at year-end	3.18%	3.21%	2.35%

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

Page -58-

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

The Debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

8. INCOME TAXES

The components of income tax expense are as follows:

Years Ended December 31,	2011	2010	2009
(In thousands)
Current:
Federal	$3,700	$3,340	$4,467
State	603	530	530
	4,303	3,870	4,997

Deferred:
Federal	469	347	(788)
State	(109)	(170)	(160)
	360	177	(948)
Income tax expense	$4,663	$4,047	$4,049

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Years Ended December 31,	2011		2010		2009
(Dollars in thousands)	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$5,134	34%	$4,492	34%	$4,362	34%
Tax exempt interest	(896)	(6)	(817)	(6)	(682)	(6)
State taxes, net of federal income tax benefit	341	2	262	2	302	3
Other	84	1	110	1	67	1
Income tax expense	$4,663	31%	$4,047	31%	$4,049	32%

Page -59-

Deferred income tax assets and liabilities are comprised of the following:

December 31,	2011	2010
(In thousands)
Deferred tax assets:
Allowance for loan losses	$4,592	$3,613
Restricted stock awards	710	611
Purchase accounting fair value adjustments	1,168	—
Net operating loss carryforward	617	—
Other	456	206
Total	7,543	4,430

Deferred tax liabilities:
Pension and SERP expense	(2,124)	(1,470)
Depreciation	(1,411)	(830)
REIT undistributed net income	(627)	(648)
Net deferred loan costs and fees	(440)	(481)
Other	(304)	(127)
Total	(4,906)	(3,556)

Total before other comprehensive income	2,637	874

Deferred tax liabilities:
Net unrealized gains on securities	(3,774)	(2,336)
Deferred tax assets:
Net change in pension liability	2,205	1,202
Net deferred tax asset (liability)	$1,068	$(260)

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2008. The Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

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

Page -60-

Information about changes in obligations and plan assets of the defined benefit pension plan and the defined benefit plan component of the SERP are as follows:

	Pension Benefits		SERP Benefits
At December 31,	2011	2010	2011	2010
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$8,761	$7,467	$1,542	$1,491
Service cost	919	769	109	96
Interest cost	483	434	57	62
Benefits paid and expected expenses	(234)	(275)	(112)	(84)
Assumption changes and other	1,655	366	135	(23)
Benefit obligation at end of year	$11,584	$8,761	$1,731	$1,542

Change in plan assets, at fair value:
Plan assets at beginning of year	$11,023	$9,183	$—	$—
Actual return on plan assets	20	799	—	—
Employer contribution	2,727	1,322	112	84
Benefits paid and actual expenses	(367)	(281)	(112)	(84)
Plan assets at end of year	$13,403	$11,023	$—	$—

Funded status (plan assets less benefit obligations)	$1,819	$2,262	$(1,731)	$(1,542)

Amounts recognized in accumulated other comprehensive income at December 31, consist of:

	Pension Benefits		SERP Benefits
At December 31,	2011	2010	2011	2010
(In thousands)
Net actuarial loss	$5,060	$2,609	$200	$65
Prior service cost	81	90	—	—
Transition obligation	—	—	170	197
Net amount recognized	$5,141	$2,699	$370	$262

The accumulated benefit obligation was $9.4 million and $1.5 million for the pension plan and the SERP, respectively, as of December 31, 2011. As of December 31, 2010, the accumulated benefit obligation was $6.9 million and $1.3 million for the pension plan and the SERP, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits			SERP Benefits

At December 31,	2011	2010	2009	2011	2010	2009
(In thousands)
Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income
Service cost	$919	$769	$481	$109	$96	$162
Interest cost	483	434	318	57	62	59
Expected return on plan assets	(761)	(681)	(516)	—	—	—
Amortization of net loss	102	104	88	—	—	13
Amortization of unrecognized prior service cost	9	9	9	—	—	—
Amortization of unrecognized transition (asset) obligation	—	—	—	28	28	28
Net periodic benefit cost	$752	$635	$380	$194	$186	$262

Net loss (gain)	2,529	$254	616	$136	$(22)	$(211)
Prior service cost	—	—	—	—	—	—
Transition obligation	—	—	—	—	—	—
Amortization of net gain	(102)	(104)	(88)	—	—	(13)
Amortization of prior service cost	(9)	(9)	(9)	—	—	—
Amortization of transition obligation	—	—	—	(28)	(28)	(28)
	2,418	141	519	108	(50)	(252)
Deferred taxes	(960)	(56)	(206)	(43)	20	100
Total recognized in other comprehensive income	1,458	85	313	65	(30)	(152)
Total recognized in net periodic benefit cost and other comprehensive income	$2,210	$720	$693	$259	$156	$110

Page -61-

The estimated net loss, transition obligation and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $248,000, $0 and $10,000, respectively. The estimated net loss and unrecognized net transition obligation for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2,000 and $28,000, respectively.

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

	Pension Benefits			SERP Benefits
At December 31,	2011	2010	2009	2011	2010	2009
Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.53%	5.58%	5.89%	3.13%	3.87%	4.31%
Rate of compensation increase	3.00	3.50	4.00	5.00	5.00	5.00
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.58%	5.89%	6.00%	3.87%	4.31%	4.00%
Rate of compensation increase	3.50	4.00	4.00	5.00	5.00	5.00
Expected long-term rate of return	7.00	7.50	7.50	—	—	—

Plan Assets

The Plan seeks to provide retirement benefits to the employees of the Bank who are entitled to receive benefits under the Plan.  The Plan Assets are overseen by a Committee comprised of management, who meet quarterly, and set the investment policy guidelines.

The Plan’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers.

Cash equivalents consist primarily of short term investment funds.

Equity securities primarily include investments in common stock, mutual funds, depository receipts and exchange traded funds.

Fixed income securities include corporate bonds, government issues, mortgage backed securities, high yield securities and mutual funds.

The weighted average expected long term rate-of-return is estimated based on current trends in Plan assets as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by ASOP No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The following assumptions were used in determining the long-term rate-of-return:

The long term rate of return considers historical returns for the S&P 500 index and long term U.S. government bonds from 1926 to 2009 representing cumulative returns of 9.4% and 5.6%, respectively. These returns were considered along with the target allocations of asset categories.

Page -62-

Effective August 30, 2011, the Plan revised its investment guidelines. Except for pooled vehicles and mutual funds, which are governed by the prospectus and unless expressly authorized by management, the Plan and its investment managers are prohibited from purchasing the following investments:

•                  Purchases of letter stock, private placements, or direct payments

•                  Purchases of securities not readily marketable

•                  Pledging or hypothecating securities, except for loans of securities that are fully collateralized

•                  Purchasing or selling derivative securities for speculation or leverage

•                  Investments by the investment managers in their own securities, their affiliates or subsidiaries.(excluding money market funds)

•                  Purchases of Bridge Bancorp stock

The target allocations for Plan assets are shown in the table below:

				Weighted-
				Average
				Expected
	Target	Percentage of Plan Assets		Long-term
	Allocation	at December 31,		Rate of
	2012	2011	2010	Return

Asset Category
Cash equivalents	0 - 5%	21.6%	11.2%	—
Equity securities	45 - 65%	43.1%	48.2%	4.7%
Fixed income securities	35 - 55%	35.3%	40.6%	2.8%

Total		100.0%	100.0%	7.5%

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

Page -63-

In accordance with FASB ASC 715-20, the following table represents the Plan’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010:

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Cash and Cash Equivalents:
Cash	$2,563	$2,563
Short term investment funds	336	—	$336
Total cash equivalents	2,899	2,563	336
Equities:
U.S. Large cap	3,388	3,388
U.S. Mid cap	326	326
U.S. Small cap	326	326
International	1,739	1,739
Total equities	5,779	5,779
Fixed income securities:
Government issues	1,589		1,589
Corporate bonds	1,078		1,078
High yield bonds and bond funds	2,058		2,058
Other fixed income securities	—		—
Total fixed income securities	4,725		4,725
Total Plan Assets	$13,403	$8,342	$5,061

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Cash Equivalents:
Short term investment funds	$1,220		$1,220
Foreign currencies	24	$24	—
Total cash equivalents	1,244	24	1,220
Equities:
U.S. Large cap	3,088	3,088
U.S. Mid cap	315	315
U.S. Small cap	23	23
International	1,916	1,916
Total equities	5,342	5,342
Fixed income securities:
Corporate bonds	1,028		1,028
Government issues	3,168		3,168
Collateralized mortgage obligations	241		241
Other fixed income securities	—		—
Total fixed income securities	4,437		4,437
Total Plan Assets	$11,023	$5,366	$5,657

Page -64-

The Company expects to contribute $1.2 million to the pension plan during 2012.

Estimated Future Payments

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

Year	Pension and SERP Payments
(In thousands)
2012	$358
2013	373
2014	391
2015	411
2016	447
Following 5 years	3,346

b) 401(k) Plan

A savings plan is maintained under Section 401(k) of the Internal Revenue Code and covers substantially all current employees. Newly hired employees can elect to participate in the savings plan after completing six months of service. Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives. The savings plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2011, 2010 and 2009 the Bank made cash contributions of $253,000, $243,000, and $181,000 respectively.

c) Equity Incentive Plan

During 2006, the Bridge Bancorp, Inc. Equity Incentive Plan (the “Plan”) was approved by the shareholders to provide for the grant of options to purchase shares of common stock of the Company and for the award of shares of restricted stock. The plan supersedes the Bridge Bancorp, Inc. Equity Incentive Plan that was approved in 1996 and amended in 2001. Of the total 620,000 shares of common stock approved for issuance under the Plan, 296,223 shares remain available for issuance at December 31, 2011.

The Compensation Committee of the Board of Directors determines options awarded under the Plan. The Company accounts for this Plan under FASB ASC No. 718 and 505.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. No new grants of stock options were awarded during the years ended December 31, 2011, 2010, and 2009.

A summary of the status of the Company’s stock options as of December 31, 2011 follows:

(Dollars in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2010	56,375	$25.06
Granted	—	—
Exercised	—	—
Forfeited	(2,152)	$25.26
Expired	—	—
Outstanding, December 31, 2011	54,223	$25.05	4.32 years	$9
Vested and Exercisable, December 31, 2011	54,223	$25.05	4.32 years	$9

Range of Exercise Prices	Number of Options	Exercise Price
	2,100	$15.47
	5,359	$24.00
	41,436	$25.25
	3,000	$26.55
	2,328	$30.60
	54,223

Page -65-

The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2011 is the same because all options are currently vested.

A summary of activity related to the stock options follows:

December 31,	2011	2010	2009
(In thousands)
Intrinsic value of options exercised	$—	$16	$29
Cash received from options exercised	—	17	34
Tax benefit realized from option exercises	—	6	13
Weighted average fair value of options granted	—	—	—

There was no compensation expense attributable to stock options in 2011 because all stock options were vested. Compensation expense attributable to stock options was $41,000 and $42,000 for the years ended December 31, 2010 and 2009, respectively.

A summary of the status of the Company’s shares of unvested restricted stock for the year ended December 31, 2011 follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested, December 31, 2010	181,588	$21.96
Granted	68,588	$20.63
Vested	(37,401)	$21.79
Forfeited	(1,404)	$22.14
Unvested, December 31, 2011	211,371	$21.56

The Company’s Equity Incentive Plan also provides for issuance of restricted stock awards. During the year ended December 31, 2011, the Company granted restricted stock awards of 68,588 shares. Of the 68,588 shares granted, 5,000 shares vest ratably over three years, 44,588 shares vest over approximately five years with a third vesting after years three, four and five and 19,000 shares vest over approximately 7 years with a third vesting after years five, six and seven. During the year ended December 31, 2010, the Company granted restricted stock awards of 43,850 shares. Of the 43,850 shares granted, 29,420 shares vest over five years with a third vesting after years three, four and five and 10,000 shares vest over approximately 7 years with a third vesting after years five, six and seven. The remaining 4,430 vest ratably over approximately five years. During the year ended December 31, 2009, the Company granted restricted stock awards of 58,792 shares. Of the 58,792 shares granted, 33,892 shares vest over five years with a third vesting after years three, four and five. The remaining 24,900 vest ratably over five years beginning in December 2009. Such shares are subject to restrictions based on continued service as employees of the Company or its subsidiaries. Compensation expense attributable to these awards was approximately $909,000, $728,000 and $656,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $623,000, $280,000 and $125,000, respectively. As of December 31, 2011, there was $3,219,000 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.9 years.

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $138,000, $112,000 and $52,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Page -66-

The following is a reconciliation of earnings per share for December 31, 2011, 2010 and 2009:

For the Years Ended December 31,	2011	2010	2009
(In thousands, except per share data)
Net Income	$10,359	$9,166	$8,763
Less: Dividends paid on and earnings allocated to participating securities	(299)	(243)	(175)
Income attributable to common stock	$10,060	$8,923	$8,588

Weighted average common shares outstanding, including participating securities	6,712	6,308	6,224
Less: weighted average participating securities	(193)	(170)	(127)
Weighted average common shares outstanding	6,519	6,138	6,097
Basic earnings per common share	$1.54	$1.45	$1.41

Income attributable to common stock	$10,060	$8,923	$8,588

Weighted average common shares outstanding	6,519	6,138	6,097
Weighted average common equivalent shares outstanding	1	1	4
Weighted average common and equivalent shares outstanding	6,520	6,139	6,101
Diluted earnings per common share	$1.54	$1.45	$1.41

There were 52,123 options outstanding at December 31, 2011 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at December 31, 2011, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

a) Leases

At December 31, 2011, the Company was obligated to make minimum annual rental payments under non-cancelable operating leases for its premises. Projected minimum rentals under existing leases are as follows:

Year
(In thousands)
2012	$1,207
2013	1,198
2014	1,209
2015	966
2016	685
Thereafter	2,274
Total minimum rentals	$7,539

Certain leases contain rent escalation clauses which are reflected in the amounts listed above. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Certain leases contain renewal options which are not reflected. Rental expenses under leases for the years ended December 31, 2011, 2010 and 2009 approximated $1.2 million, $1.2 million, and $883,000, respectively.

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

Page -67-

The following represents commitments outstanding:

December 31,	2011	2010
(In thousands)
Standby letters of credit	$3,130	$1,682
Loan commitments outstanding (1)	45,841	46,462
Unused lines of credit	155,209	112,781
Total commitments outstanding	$204,180	$160,925

(1) Of the $45.8 million of loan commitments outstanding at December 31, 2011, $5.8 million are fixed rate commitments and $40.0 million are variable rate commitments.

c) Other

During 2011, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. The required cash balance at December 31, 2011 was $1.0 million. During 2011, the Federal Reserve Bank of New York offered higher interest rates on overnight deposits compared to our correspondent banks. Therefore the Bank invested overnight with the Federal Reserve Bank of New York and the average balance maintained during 2011 was $48.0 million.

During 2011, 2010 and 2009, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2011, the Bank had aggregate lines of credit of $227.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $207.0 million is available on an unsecured basis. As of December 31, 2011, the Bank did not have such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2011, there was $401.2 million available for transactions under this agreement.

The Bank had $16.9 million of securities sold under agreements to repurchase outstanding as of December 31, 2011 (See Note 6).

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

Page -68-

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2011 Using:
		Quoted
		Prices In
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$131,674		$131,674
State and municipal obligations	54,219		54,219
U.S. GSE Residential mortgage-backed securities	70,984		70,984
U.S. GSE Residential collateralized mortgage obligations	179,325		179,325
U.S. GSE Commercial collateralized mortgage obligations	5,237		5,237
Total available for sale	$441,439		$441,439

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted
		Prices In
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$41,333		$41,333
State and municipal obligations	48,065		48,065
U.S. GSE Residential mortgage-backed securities	80,171		80,171
U.S. GSE Residential collateralized mortgage obligations	153,970		153,970
Total available for sale	$323,539		$323,539

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

Page -69-

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
December 31, 2011 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Impaired loans	$1,868			$1,868
Loans held for sale	2,300			2,300

Fair Value Measurements at
December 31, 2010 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Impaired loans	$693			$693

For impaired loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in current accounting guidance. Impaired loans with allocated allowance for loan losses at December 31, 2011, had a carrying amount of $1.9 million, which is made up of the outstanding balance of $2.1 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2010, had a carrying amount of $693,000, which is made up of the outstanding balance of $700,000, net of a valuation allowance of $7,000. This resulted in an additional provision for loan losses of $7,000 that is included in the amount reported on the income statement.  Charge-offs of $0.9 million were incurred on loans transferred to loans held for sale at December 31, 2011.  No loans were transferred to loans held for sale in 2010.

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

Restricted Securities: It is not practicable to determine the fair value of FHLB, ACBB and FRB stock due to restrictions placed on its transferability.

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

Page -70-

Junior Subordinated Debentures: The estimated fair value is based on estimates using market data for similarly risk weighted items taking into consideration the convertible features of the debentures into common stock of the Company.

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2011 and 2010.

The estimated fair values and recorded carrying values of the Company’s financial instruments are as follows:

December 31,	2011		2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$25,921	$25,921	$21,598	$21,598
Interest bearing deposits with banks	53,625	53,625	1,320	1,320
Securities available for sale	441,439	441,439	323,539	323,539
Securities restricted	1,660	n/a	1,284	n/a
Securities held to maturity	169,153	170,952	147,965	148,144
Loans, net (including loans held for sale)	603,606	632,616	495,563	513,344
Accrued interest receivable	4,940	4,940	4,153	4,153

Financial liabilities:
Demand and other deposits	1,188,185	1,190,080	916,993	917,786
Federal funds purchased and Federal Home Loan Bank overnight borrowings	—	—	5,000	5,000
Repurchase agreements	16,897	17,990	16,370	17,383
Junior subordinated debentures	16,002	16,915	16,002	14,783

Accrued interest payable	319	319	433	433

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of December 31, 2011, the Company and the Bank met all capital adequacy requirements. Since 2009, the Company has actively managed its capital position in response to its growth. During this period, the Company has raised capital through the following initiatives:

•                  In April 2009, the Company implemented a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the twelve months ended December 31, 2011 and 2010, was $4.6 million and $1.4 million, respectively. Since the inception of the DRP Plan in April 2009 through December 31, 2011, the Company has issued 307,912 shares of common stock and raised $6.3 million in capital.

•                  In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC.

•                  In December 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The Debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

•                  On May 27, 2011, the Company issued 273,479 shares of common stock increasing capital by $5.8 million in connection

Page -71-

with the acquisition of Hamptons State Bank.

•                  In November 2011, the Company filed a prospectus supplement under which it may from time to time sell up to $10.0 million of its common stock pursuant to an at-the-market equity offering program. During 2011 the Company issued 30,220 shares of common stock and raised $0.6 million in capital under this program.

•                  On December 20, 2011, the Company raised $22.9 million in capital, net of offering costs, from the sale of 1,377,000 shares of common stock to selected institutional and other private investors in a registered direct offering.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated)
As of December 31,	2011
(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$128,226	16.2%	$63,228	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	118,334	15.0%	31,614	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	118,334	9.3%	51,010	4.0%	n/a	n/a

As of December 31,			2010
(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$88,006	13.7%	$51,504	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	79,953	12.4%	25,752	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	79,953	7.9%	40,667	4.0%	n/a	n/a

Bridgehampton National Bank
As of December 31,	2011
(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$115,383	14.6%	$63,213	8.0%	$79,016	10.0%
Tier 1 Capital (to risk weighted assets)	105,494	13.4%	31,606	4.0%	47,410	6.0%
Tier 1 Capital (to average assets)	105,494	8.3%	51,001	4.0%	63,751	5.0%

As of December 31,			2010
(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$85,514	13.3%	$51,444	8.0%	$64,304	10.0%
Tier 1 Capital (to risk weighted assets)	77,470	12.1%	25,722	4.0%	38,583	6.0%
Tier 1 Capital (to average assets)	77,470	7.6%	40,639	4.0%	50,799	5.0%

Page -72-

14. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bridge Bancorp, Inc. (Parent Company only) follows:

Condensed Balance Sheets

December 31,	2011	2010
(In thousands)
ASSETS
Cash and cash equivalents	$13,002	$3,356
Other assets	192	750
Investment in the Bank	110,028	79,118
Total Assets	$123,222	$83,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$16,002	$16,002
Dividends payable	—	1,467
Other liabilities	233	35
Total Liabilities	16,235	17,504

Total Stockholders’ Equity	106,987	65,720
Total Liabilities and Stockholders’ Equity	$123,222	$83,224

Condensed Statements of Income

Years ended December 31,	2011	2010	2009
(In thousands)
Dividends from the Bank	$—	$1,700	$4,500
Interest expense	1,366	1,365	190
Non interest expense	69	43	34
Income before income taxes and equity in undistributed earnings of the Bank	(1,435)	292	4,276

Income tax benefit	(445)	(431)	(69)
Income before equity in undistributed earnings of the Bank	(990)	723	4,345
Equity in undistributed earnings of the Bank	11,349	8,443	4,418
Net income	$10,359	$9,166	$8,763

Page -73-

Condensed Statements of Cash Flows

Years ended December 31,	2011	2010	2009
(In thousands)
Cash flows from operating activities:
Net income	$10,359	$9,166	$8,763
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of the Bank	(11,349)	(8,443)	(4,418)
Decrease (increase) in other assets	558	(450)	(217)
Increase (decrease) in other liabilities	198	(6)	1
Net cash (used in) provided by operating activities	(234)	267	4,129

Cash flows from investing activities:
Investment in the Bank	(12,000)	—	(11,500)
Cash in lieu of fractional shares for business acquisition	(3)	—	—
Net cash used in investing activities	(12,003)	—	(11,500)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	—	—	16,002
Net proceeds from issuance of common stock	28,088	1,395	255
Net proceeds from exercise of stock options	—	17	34
Repurchase of surrendered stock from exercise of stock options and vesting
of restricted stock awards	(128)	(37)	(35)
Excess tax (expense) benefit from share based compensation	(16)	11	12
Cash dividends paid	(6,061)	(5,787)	(5,716)
Net cash provided by (used in) financing activities	21,883	(4,401)	10,552

Net increase (decrease) in cash and cash equivalents	9,646	(4,134)	3,181
Cash and cash equivalents at beginning of year	3,356	7,490	4,309
Cash and cash equivalents at end of year	$13,002	$3,356	$7,490

15. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

Years Ended December 31,	2011	2010	2009
(In thousands)
Unrealized holding gains (losses) on available for sale securities	$3,758	$(1,518)	$4,085
Reclassification adjustment for gains realized in income	(135)	(1,303)	(529)
Income tax effect	1,438	1,121	(1,724)

Net change in unrealized gain (loss) on available for sale securities	2,185	(1,700)	1,832

Change in post-retirement obligation	(2,527)	(91)	(267)
Income tax effect	1,003	36	106
Net change in post-retirement obligation	(1,524)	(55)	(161)

Total	$661	$(1,755)	$1,671

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of December 31, 2010	Current Period Change	Balance as of December 31, 2011
(In thousands)
Unrealized gains on available for sale securities	$3,549	$2,185	$5,734
Unrealized gains (loss) on pension benefits	(1,782)	(1,524)	(3,306)
Total	$1,767	$661	$2,428

Page -74-

16.  BUSINESS COMBINATIONS

On February 8, 2011, the Company announced a definitive merger agreement under which the Bank would acquire Hamptons State Bank (“HSB”). The HSB transaction closed on May 27, 2011 resulting in the addition of total acquired assets on a fair value basis of $68.9 million, with loans of $38.9 million, investment securities of $24.2 million and deposits of $56.9 million. The transaction augments the Bank’s franchise in eastern Long Island and the combined entity serves customers through a network of 20 branches. Under the terms of the Agreement, each share of Hamptons State Bank common stock was converted into 0.3434 shares of the Company’s common stock. The Company issued approximately 273,500 shares, with an aggregate value of $5.85 million and recorded goodwill of $2.03 million which is not tax deductible for tax purposes.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  The operating results of the Company for the year ended December 31, 2011, include the operating results of HSB since the acquisition date of May 27, 2011.

The following summarizes the preliminary fair value of the assets acquired and liabilities assumed on May 27, 2011:

(In thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Cash and due from banks	$585	$—	$585
Interest earning deposits with banks	1,727	—	1,727
Securities	24,159	—	24,159
Loans	39,051	(137)	38,914
Premises and equipment	300	—	300
Core deposit intangible	358	—	358
Other assets	2,781	54	2,835
Total Assets Acquired	$68,961	$(83)	$68,878

Deposits	$56,940	$—	$56,940
Federal funds purchased and Federal Home Loan Bank overnight borrowings	2,000	—	2,000
Federal Home Loan Bank term advances	5,016	—	5,016
Other liabilities and accrued expenses	1,103	—	1,103
Total Liabilities Assumed	$65,059	$—	$65,059

Net Assets Acquired	$3,902	$(83)	$3,819
Consideration Paid	5,853	—	5,853
Goodwill Recorded on Acquisition	$1,951	$83	$2,034

The above fair values are finalized with the exception of purchased credit impaired loans which are subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values become available.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected Consolidated Quarterly Financial Data

2011 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$11,596	$12,333	$13,471	$13,026
Interest expense	1,812	1,872	1,949	1,983
Net interest income	9,784	10,461	11,522	11,043
Provision for loan losses	700	900	1,450	850
Net interest income after provision for loan losses	9,084	9,561	10,072	10,193
Non interest income	1,454	1,825	1,766	1,904
Non interest expenses	7,408	7,784	7,824	7,821
Income before income taxes	3,130	3,602	4,014	4,276
Income tax expense	970	1,126	1,241	1,326
Net income	$2,160	$2,476	$2,773	$2,950
Basic earnings per share	$0.34	$0.38	$0.41	$0.42
Diluted earnings per share	$0.34	$0.38	$0.41	$0.42

Page -75-

2010 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$10,798	$10,957	$11,377	$11,767
Interest expense	1,967	2,003	1,937	1,833
Net interest income	8,831	8,954	9,440	9,934
Provision for loan losses	1,300	700	600	900
Net interest income after provision for loan losses	7,531	8,254	8,840	9,034
Non interest income	2,202	2,029	1,673	1,529
Non interest expenses	6,601	6,999	7,057	7,222
Income before income taxes	3,132	3,284	3,456	3,341
Income tax expense	1,002	1,035	1,074	936
Net income	$2,130	$2,249	$2,382	$2,405
Basic earnings per share	$0.34	$0.36	$0.38	$0.38
Diluted earnings per share	$0.34	$0.36	$0.38	$0.38

Page -76-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Board of Directors
Bridge Bancorp, Inc.
Bridgehampton, New York

We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Bridge Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bridge Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report By Management On Internal Control Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Bridge Bancorp, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

New York, New York
March 12, 2012

Page -77-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Company’s Principal Executive Officer and Principal Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting. The audit report of Crowe Horwath LLP appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

“Item 1 – Election of Directors,” “Compliance with Section 16 (a) of the Exchange Act,” and “Code of Ethics” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012, are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012, are incorporated herein by reference.

Page -78-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Beneficial Ownership” and “Item 1 – Election of Directors”, set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012, are incorporated herein by reference.

Set forth below is certain information as of December 31, 2011, regarding the Company’s equity compensation plans that have been approved by stockholders.

Equity Compensation Plan approved by Stockholders	Number of securities to be Issued upon Exercise of outstanding options and awards	Weighted Average Exercise Price with respect to Outstanding Stock Options	Number of Securities Remaining Available for Issuance under the Plan
1996 Equity Incentive Plan	12,787	$24.40	—
2006 Equity Incentive Plan	268,503	$25.25	296,223
Total	281,290	$25.05	296,223

Item 13. Certain Relationships and Related Transactions, and Director Independence

“Certain Relationships and Related Transactions”, and “Director Nominations” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

“Item 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm” “Fees Paid to Crowe Horwath,” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services of Independent Registered Public Accounting Firm” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012, is incorporated herein by reference.

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

See Index of Exhibits on page 81.

Page -79-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 13, 2012	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

March 13, 2012	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial
Officer and Treasurer

March 13, 2012	/s/ Sarah K. Quinn
Sarah K. Quinn
Vice President, Controller and Principal
Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2012	/s/ Marcia Z. Hefter	,Director
Marcia Z. Hefter

March 13, 2012	/s/ Dennis A. Suskind	,Director
Dennis A. Suskind

March 13, 2012	/s/ Kevin M. O’Connor	,Director
Kevin M. O’Connor

March 13, 2012	/s/ Emanuel Arturi	,Director
Emanuel Arturi

March 13, 2012	/s/ Antonia M. Donohue	,Director
Antonia M. Donohue

March 13, 2012	/s/ Charles I. Massoud	,Director
Charles I. Massoud

March 13, 2012	/s/ Albert E. McCoy Jr.	,Director
Albert E. McCoy Jr.

March 13, 2012	/s/ Howard H. Nolan	,Director
Howard H. Nolan

March 13, 2012	/s/ Rudolph J. Santoro	,Director
Rudolph J. Santoro

March 13, 2012	/s/ Thomas J. Tobin	,Director
Thomas J. Tobin

Page -80-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

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

101

The following financial statements from Bridge Bancorp, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 13, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

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

*                                         Denotes incorporated by reference.

Page -81-