Form 10-Q
period 2012-03-31
BRIDGE BANCORP INC
filed 2012-05-09
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 8,597,050 shares of common stock outstanding as of May 4, 2012.

BRIDGE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$18,427	$25,921
Interest earning deposits with banks	5,630	53,625
Total cash and cash equivalents	24,057	79,546

Securities available for sale, at fair value	507,011	441,439
Securities held to maturity (fair value of $180,246 and $170,952, respectively)	178,301	169,153
Total securities	685,312	610,592

Securities, restricted	2,020	1,660

Loans held for sale	—	2,300

Loans held for investments	643,184	612,143
Allowance for loan losses	(11,316)	(10,837)
Loans, net	631,868	601,306

Premises and equipment, net	24,428	24,171
Accrued interest receivable	5,770	4,940
Goodwill	2,034	2,034
Core deposit intangible	298	316
Other assets	10,551	10,593
Total Assets	$1,386,338	$1,337,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$318,520	$321,496
Savings, NOW and money market deposits	706,228	683,863
Certificates of deposit of $100,000 or more	135,497	140,578
Other time deposits	42,237	42,248
Total deposits	1,202,482	1,188,185

Federal funds purchased and Federal Home Loan Bank overnight borrowings	36,000	—
Repurchase agreements	11,538	16,897
Junior subordinated debentures	16,002	16,002
Accrued interest payable	255	319
Other liabilities and accrued expenses	10,084	9,068
Total Liabilities	1,276,361	1,230,471

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 8,485,242 and 8,374,917 shares issued, respectively; 8,473,196 and 8,345,399 shares outstanding, respectively	85	84
Surplus	55,915	54,034
Retained earnings	53,244	52,228
Less: Treasury Stock at cost, 12,046 and 29,518 shares, respectively	(1,313)	(1,787)
	107,931	104,559
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($3,494) and ($3,774), respectively	5,308	5,734
Pension liability, net of deferred income taxes of $2,176 and $2,205, respectively	(3,262)	(3,306)
Total Stockholders’ Equity	109,977	106,987
Total Liabilities and Stockholders’ Equity	$1,386,338	$1,337,458

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of  Income (unaudited)

(In thousands, except per share amounts)

	For the
	Three Months Ended
	March 31,
	2012	2011
Interest income:
Loans (including fee income)	$9,522	$7,955
Mortgage-backed securities and collateralized mortgage obligations	2,019	2,316
State and municipal obligations	783	721
U.S. GSE securities	772	381
Corporate Bonds	160	187
Deposits with banks	24	18
Other interest and dividend income	18	18
Total interest income	13,298	11,596

Interest expense:
Savings, NOW and money market deposits	946	966
Certificates of deposit of $100,000 or more	386	243
Other time deposits	114	127
Federal funds purchased and repurchase agreements	111	134
Junior subordinated debentures	341	342
Total interest expense	1,898	1,812

Net interest income	11,400	9,784
Provision for loan losses	825	700
Net interest income after provision for loan losses	10,575	9,084

Non interest income:
Service charges on deposit accounts	809	733
Fees for other customer services	605	480
Title fee income	223	204
Net securities gains	272	—
Other operating income	44	37
Total non interest income	1,953	1,454

Non interest expense:
Salaries and employee benefits	5,111	4,175
Net occupancy expense	790	762
Furniture and fixture expense	298	306
FDIC assessments	172	308
Acquisition costs	—	233
Amortization of core deposit intangible	18	—
Cost of extinguishment of debt	158	—
Other operating expenses	1,674	1,624
Total non interest expense	8,221	7,408

Income before income taxes	4,307	3,130
Income tax expense	1,368	970
Net income	$2,939	$2,160
Basic earnings per share	$0.35	$0.34
Diluted earnings per share	$0.35	$0.34

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the
	Three Months Ended
	March 31,
	2012	2011
Net Income	$2,939	$2,160
Other comprehensive income:
Change in unrealized net gains on securities available for sale, net of reclassification and deferred income taxes	(426)	(537)
Adjustment to pension liability, net of deferred income taxes	44	21
Total other comprehensive income	(382)	(516)
Comprehensive income	$2,557	$1,644

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2012	$84	$54,034	$52,228	$(1,787)	$2,428	$106,987
Net income			2,939			2,939
Shares issued under the dividend reinvestment plan (“DRP”)	1	2,083		4		2,088
Stock awards granted		(562)		562		—
Stock awards forfeited		4		(4)		—
Vesting of stock awards				(88)		(88)
Tax effect of stock plans		(10)				(10)
Share based compensation expense		366				366
Cash dividend declared, $0.23 per share			(1,923)			(1,923)
Other comprehensive income, net of deferred income taxes					(382)	(382)
Balance at March 31, 2012	$85	$55,915	$53,244	$(1,313)	$2,046	$109,977

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	$64	$20,946	$46,463	$(3,520)	$1,767	$65,720
Net income			2,160			2,160
Shares issued under the dividend reinvestment plan (“DRP”)	1	842		2		845
Stock awards granted		(336)		336		—
Vesting of stock awards				(61)		(61)
Tax effect of stock plans		(1)				(1)
Share based compensation expense		259				259
Cash dividend declared, $0.23 per share			(1,477)			(1,477)
Other comprehensive income, net of deferred income taxes					(516)	(516)
Balance at March 31, 2011	$65	$21,710	$47,146	$(3,243)	$1,251	$66,929

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the
	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net Income	$2,939	$2,160
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	825	700
Depreciation and amortization	435	451
Net amortization on securities	958	564
Amortization of core deposit intangible	18	—
Share based compensation expense	366	259
Net securities gains	(272)	—
Increase in accrued interest receivable	(830)	(256)
Decrease (increase) in other assets	42	(764)
Increase in accrued expenses and other liabilities	382	941
Net cash provided by operating activities	4,863	4,055

Cash flows from investing activities:
Purchases of securities available for sale	(133,659)	(27,664)
Purchases of securities, restricted	(360)	—
Purchases of securities held to maturity	(17,168)	(6,178)
Proceeds from sales of securities available for sale	3,344	—
Maturities, calls and principal payments of securities available for sale	63,660	23,993
Maturities, calls and principal payments of securities held to maturity	8,605	13,337
Net increase in loans	(29,087)	(18,796)
Purchase of premises and equipment	(692)	(225)
Net cash used in investing activities	(105,357)	(15,533)

Cash flows from financing activities:
Net increase in deposits	14,297	48,953
Net increase (decrease) in federal funds purchased and FHLB overnight borrowings	36,000	(5,000)
Net decrease in repurchase agreements	(5,359)	(38)
Net proceeds from issuance of common stock	2,088	845
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(88)	(61)
Excess tax (expense) benefit from share based compensation	(10)	(1)
Cash dividends paid	(1,923)	(1,467)
Net cash provided by financing activities	45,005	43,231

Net (decrease) increase in cash and cash equivalents	(55,489)	31,753
Cash and cash equivalents at beginning of period	79,546	22,918
Cash and cash equivalents at end of period	$24,057	$54,671

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$1,962	$1,878
Income tax	$90	$—

Noncash investing and financing activities:
Securities which settled in the subsequent period	$894	$750
Dividends declared and unpaid at end of period	$—	$1,477

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods.  Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.  Actual future results could differ significantly from those estimates.  The annualized results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.  These reclassifications did not have an impact on net income or stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The computation of EPS for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended,
	March 31,
(In thousands, except per share data)	2012	2011
Net Income	$2,939	$2,160
Less: Dividends paid on and earnings allocated to participating securities	(77)	(65)
Income attributable to common stock	$2,862	$2,095

Weighted average common shares outstanding, including participating securities	8,447	6,413
Less: weighted average participating securities	(224)	(191)
Weighted average common shares outstanding	8,223	6,222
Basic earnings per common share	$0.35	$0.34

Income attributable to common stock	$2,862	$2,095

Weighted average common shares outstanding	8,223	6,222
Weighted average common equivalent shares outstanding	1	1
Weighted average common and equivalent shares outstanding	8,224	6,223
Diluted earnings per common share	$0.35	$0.34

There were 52,123 and 54,275 options outstanding at March 31, 2012 and March 31, 2011, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at March 31, 2012, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

3. STOCK BASED COMPENSATION PLANS

The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this Plan under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 718 and 505.

No new grants of stock options were awarded during the three months ended March 31, 2012 and March 31, 2011.  There was no compensation expense attributable to stock options for the three months ended March 31, 2012 and March 31, 2011, because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  No stock options were exercised during the first quarter of 2012 and 2011. The intrinsic value of options outstanding and exercisable at March 31, 2012 and March 31, 2011 was $12,000 and $14,000, respectively.

A summary of the status of the Company’s stock options as of and for the three months ended March 31, 2012 is as follows:

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, December 31, 2011	54,223	$25.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2012	54,223	$25.05	4.07 years	$12
Vested and Exercisable, March 31, 2012	54,223	$25.05	4.07 years	$12

	Number of	Exercise
Range of Exercise Prices	Options	Price
	2,100	$15.47
	5,359	$24.00
	41,436	$25.25
	3,000	$26.55
	2,328	$30.60
	54,223

During the three months ended March 31, 2012 and 2011, respectively, restricted stock awards of 21,993 and 13,188 shares were granted. These awards vest over approximately five years with a third vesting after years three, four and five. Compensation expense attributable to restricted stock awards was $327,000 and $227,000 for the three months ended March 31, 2012 and 2011, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the three months ended March 31, 2012 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2011	211,371	$21.56
Granted	21,993	$19.82
Vested	(30,100)	$21.44

Forfeited	(150)	$20.32
Unvested, March 31, 2012	203,114	$21.39

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $39,000 and $32,000 for the three months ended March 31, 2012 and 2011, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$148,460	$812	$(444)	$148,828
State and municipal obligations	62,583	1,478	(140)	63,921
U.S. GSE residential mortgage-backed securities	59,581	3,270	—	62,851
U.S. GSE residential collateralized mortgage obligations	217,201	3,930	(129)	221,002
U.S. GSE commercial collateralized mortgage obligations (1)	5,159	80	—	5,239
Non Agency commercial mortgage-backed securities	5,225	—	(55)	5,170
Total available for sale	498,209	9,570	(768)	507,011

Held to maturity:
U.S. GSE securities	4,991	—	(46)	4,945
State and municipal obligations	102,795	1,869	(29)	104,635
U.S. GSE residential mortgage-backed securities	5,975	81	—	6,056
U.S. GSE residential collateralized mortgage obligations	41,766	977	(44)	42,699
Corporate Bonds	22,774	118	(981)	21,911
Total held to maturity	178,301	3,045	(1,100)	180,246
Total securities	$676,510	$12,615	$(1,868)	$687,257

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$130,708	$968	$(2)	$131,674
State and municipal obligations	52,861	1,366	(8)	54,219
U.S. GSE residential mortgage-backed securities	67,317	3,667	—	70,984
U.S. GSE residential collateralized mortgage obligations	175,878	3,493	(46)	179,325
U.S. GSE commercial collateralized mortgage obligations (1)	5,167	70	—	5,237
Total available for sale	431,931	9,564	(56)	441,439

Held to maturity:
State and municipal obligations	104,314	2,048	(5)	106,357
U.S. GSE residential collateralized mortgage obligations	42,081	1,104	(21)	43,164
Corporate Bonds	22,758	3	(1,330)	21,431
Total held to maturity	169,153	3,155	(1,356)	170,952
Total securities	$601,084	$12,719	$(1,412)	$612,391

(1)        U.S. GSE commercial collateralized mortgage obligations represent securities with multi-family mortgage loans as the collateral.

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at March 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$14,303	$14,484
One to five years	78,383	79,473
Five to ten years	139,663	141,011
Beyond ten years	265,860	272,043
Total	$498,209	$507,011

Held to maturity:
Within one year	$60,776	$60,777
One to five years	34,481	34,648
Five to ten years	21,756	21,519
Beyond ten years	61,288	63,302
Total	$178,301	$180,246

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
March 31, 2012		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$77,807	$444	$—	$—
State and municipal obligations	9,304	140	—	—
U.S. GSE residential collateralized mortgage obligations	26,348	129	—	—
Non Agency commercial mortgage-backed securities	5,170	55
Total available for sale	$118,629	$768	$—	$—

Held to maturity:
U.S. GSE securities	4,945	46	—	—
State and municipal obligations	9,519	29	—	—
U.S. GSE residential collateralized mortgage obligations	4,965	44	—	—
Corporate Bonds	4,748	253	12,272	728
Total held to maturity	$24,177	$372	$12,272	$728

	Less than 12 months		Greater than 12 months
December 31, 2011		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$7,196	$2	$—	$—
State and municipal obligations	4,283	8	—	—
U.S. GSE residential collateralized mortgage obligations	7,672	46	—	—
Total available for sale	$19,151	$56	$—	$—

Held to maturity:
State and municipal obligations	7,011	5	—	—
U.S. GSE residential collateralized mortgage obligations	4,810	21	—	—
Corporate Bonds	4,664	336	12,006	994
Total held to maturity	$16,485	$362	$12,006	$994

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

At March 31, 2012, the majority of unrealized losses on available for sale securities are related to the Company’s U.S. GSE securities and the majority of unrealized losses on held to maturity securities are related to corporate bonds.  The decrease in fair value of the U.S. GSE securities and the corporate bond portfolio is attributable to changes in interest rates and not credit quality.  Each issuer of corporate bonds has maintained their well capitalized status and continues to be reviewed periodically.  The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

Proceeds from sales of securities available for sale were $3.3 million for the three months ended March 31, 2012 and there were no proceed from sales of securities available for sale for the three months ended March 31, 2011. Gross gains of $0.3 million were realized on these sales during the three months ended March 31, 2012.  Proceeds from calls of securities available for sale were $42.3 million and $5.0 million for the three months ended March 31, 2012 and 2011, respectively.

Securities having a fair value of approximately $300.0 million and $287.8 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the three months ended March 31, 2012 or the year ended December 31, 2011.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $2.0 million in FHLB, ACBB and FRB stock at March 31, 2012 and approximately $1.7 million at December 31, 2011.  These amounts were reported as restricted securities in the consolidated balance sheets.

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

Investment Securities: The estimated fair values are based on independent dealer quotations on nationally recognized securities exchanges, if available (Level 1). For securities where quoted prices are not available, fair value is based on matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to locate, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. Such adjustments are generally capped at 15% of appraised value and typically result in a Level 3 classification of the inputs for determining fair value. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, the Credit Administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  On a quarterly basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.  The most recent analysis performed indicated that a discount of 1-4% should be applied to residential properties with appraisals performed within 12 months and an appreciation of 16-21% should be applied to commercial properties with appraisals performed within 12 months.

Loans Held For Sale:  Loans held for sale are carried at the lower of cost or fair values.  The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 3).

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		March 31, 2012 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$148,828		$148,828	$—
State and municipal obligations	63,921		63,921	—
U.S. GSE residential mortgage-backed securities	62,851		62,851	—
U.S. GSE residential collateralized mortgage obligations	221,002		221,002	—
U.S. GSE commercial collateralized mortgage obligations (1)	5,239		5,239	—
Non Agency commercial mortgage-backed securities	5,170		5,170	—
Total available for sale	$507,011		$507,011	$—

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$131,674		$131,674
State and municipal obligations	54,219		54,219
U.S. GSE residential mortgage-backed securities	70,984		70,984
U.S. GSE residential collateralized mortgage obligations	179,325		179,325
U.S. GSE commercial collateralized mortgage obligations (1)	5,237		5,237
Total available for sale	$441,439		$441,439

(1)        U.S. GSE commercial collateralized mortgage obligations represent securities with multi-family mortgage loans as the collateral.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
March 31, 2012 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$831			$831

		Fair Value Measurements at December 31, 2011 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,868			$1,868
Loans held for sale	2,300			2,300

Impaired loans with allocated allowance for loan losses at March 31, 2012, had a carrying amount of $0.8 million, which is made up of the outstanding balance of $1.2 million, net of a valuation allowance of $0.4 million. This resulted in an additional provision for loan losses of $0.4 million that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2011, had a carrying amount of $1.9 million, which is made up of the outstanding balance of $2.1 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the income statement.  Charge-offs of $0.9 million were incurred on loans transferred to loans held for sale at December 31, 2011.

Loans held for sale at December 31, 2011 had a carrying amount and outstanding balance of $2.3 million. There was no valuation allowance at December 31, 2011. These loans were subsequently sold in January 2012 with no gain or loss incurred.

The Company used the following method and assumptions, not previously presented, in estimating the fair value of its financial instruments:

Cash and Due from Banks and Federal Funds Sold: Carrying amounts approximate fair value, since these instruments are either payable on demand or have short-term maturities. Cash on hand and non-interest due from bank accounts are Level 1 and interest bearing Cash Due from Banks and and Federal Funds Sold are Level 2.

Restricted Securities: It is not practicable to determine the fair value of FHLB, ACBB and FRB stock due to restrictions placed on its transferability.

Loans: The estimated fair values of real estate mortgage loans and other loans receivable are based on discounted cash flow calculations that use available market benchmarks when establishing discount factors for the types of loans resulting in a Level 3 classification. Exceptions may be made for adjustable rate loans (with resets of one year or less), which would be discounted straight to their rate index plus or minus an appropriate spread. All nonaccrual loans are carried at their current fair value. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price and therefore, while permissible for presentation purposed under ASC 825-10, do not conform with ASC 820-10.

Deposits: The estimated fair value of certificates of deposits are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for certificates of deposits maturities resulting in a Level 2 classification. Stated value is fair value for all other deposits resulting in a Level 1 classification.

Borrowed Funds: The estimated fair value of borrowed funds are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for funding maturities resulting in a Level 2 classification.

Junior Subordinated Debentures: The estimated fair value is based on estimates using market data for similarly risk weighted items and takes into consideration the convertible features of the debentures into common stock of the Company which is an unobservable input resulting in a Level 3 classification.

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value resulting in a Level 1 or 2 classification.

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of March 31, 2012 and December 31, 2011.

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

The estimated fair values and recorded carrying amounts of the Bank’s financial instruments at March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at
		March 31, 2012 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$18,427	$18,427	$—	$—	$18,427
Interest bearing deposits with banks	5,630	—	5,630	—	5,630
Securities available for sale	507,011	—	507,011	—	507,011
Securities restricted	2,020	n/a	n/a	n/a	n/a
Securities held to maturity	178,301	—	180,246	—	180,246
Loans, net	631,868	—	—	660,869	660,869
Accrued interest receivable	5,770	—	3,403	2,367	5,770

Financial liabilities:
Certificates of deposit	177,734		179,481	—	179,481
Demand and other deposits	1,024,748	1,024,748	—	—	1,024,748
Federal funds purchased and Federal Home Loan Bank overnight borrowings	36,000	—	36,000	—	36,000
Repurchase agreements	11,538	—	12,366	—	12,366
Junior Subordinated Debentures	16,002	—	—	16,498	16,498
Accrued interest payable	255	12	243	—	255

	At December 31, 2011
	Carrying	Fair
(In thousands)	Amount	Value
Financial assets:
Cash and due from banks	$25,921	$25,921
Interest bearing deposits with banks	53,625	53,625
Securities available for sale	441,439	441,439
Securities restricted	1,660	n/a
Securities held to maturity	169,153	170,952
Loans, net	603,606	632,616
Accrued interest receivable	4,940	4,940

Financial liabilities:
Demand and other deposits	1,188,185	1,190,080
Repurchase agreements	16,897	17,990
Junior Subordinated Debentures	16,002	16,915
Accrued interest payable	319	319

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	March 31, 2012	December 31, 2011
Commercial real estate mortgage loans	$284,643	$283,917
Multi-family mortgage loans	42,183	21,402
Residential real estate mortgage loans	142,315	141,027
Commercial, financial, and agricultural loans	122,280	116,319
Real estate-construction and land loans	42,540	40,543
Installment/consumer loans	8,933	8,565
Total loans	642,894	611,773
Net deferred loan costs and fees	290	370
	643,184	612,143
Allowance for loan losses	(11,316)	(10,837)
Net loans	$631,868	$601,306

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

The following table represents loans by class categorized by internally assigned risk grades as of March 31, 2012 and December 31, 2011:

	Grades:
March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$109,338	$12,074	$10,579	$—	$131,991
Non-owner occupied	124,899	8,905	2,963	—	136,767
Multi-Family	42,183	—	—	—	42,183
Residential real estate:
First lien	68,594	—	1,350	1,132	71,076
Home equity	59,858	581	1,658	—	62,097
Commercial:
Secured	50,044	2,085	5,371	—	57,500
Unsecured	57,958	1,730	1,215	29	60,932
Real estate construction and land loans	37,467	—	4,029	250	41,746
Installment/consumer loans	8,028	264	16	—	8,308
Total loans	$558,369	$25,639	$27,181	$1,411	$612,600

Acquired loans
Commercial real estate:
Owner occupied	$12,364	$219	$427	$—	$13,010
Non-owner occupied	2,385	490	—	—	2,875
Multi-Family	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—
Home equity	9,142	—	—	—	9,142
Commercial:
Secured	991	124	907	—	2,022
Unsecured	1,620	171	35	—	1,826
Real estate construction and land loans	522	—	272	—	794
Installment/consumer loans	625	—	—	—	625
Total loans	$27,649	$1,004	$1,641	$—	$30,294

Total loans
Commercial real estate:
Owner occupied	$121,702	$12,293	$11,006	$—	$145,001
Non-owner occupied	127,284	9,395	2,963	—	139,642
Multi-Family	42,183	—	—	—	42,183
Residential real estate:
First lien	68,594	—	1,350	1,132	71,076
Home equity	69,000	581	1,658	—	71,239
Commercial:
Secured	51,035	2,209	6,278	—	59,522
Unsecured	59,578	1,901	1,250	29	62,758
Real estate construction and land loans	37,989	—	4,301	250	42,540
Installment/consumer loans	8,653	264	16	—	8,933
Total loans	$586,018	$26,643	$28,822	$1,411	$642,894

	Grades:
December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$107,659	$14,752	$9,433	$—	$131,844
Non-owner occupied	123,602	8,950	2,982	—	135,534
Multi-Family	21,402	—	—	—	21,402
Residential real estate:
First lien	64,725	—	1,351	1,223	67,299
Home equity	61,075	584	1,972	225	63,856
Commercial:
Secured	50,671	4,135	3,090	—	57,896
Unsecured	51,253	1,435	1,080	9	53,777
Real estate construction and land loans	35,979	—	4,050	250	40,279
Installment/consumer loans	7,689	264	18	—	7,971
Total loans	$524,055	$30,120	$23,976	$1,707	$579,858

Acquired loans
Commercial real estate:
Owner occupied	$13,003	$223	$406	$—	$13,632
Non-owner occupied	2,414	493	—	—	2,907
Multi-Family	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—
Home equity	9,872	—	—	—	9,872
Commercial:
Secured	2,015	123	118	—	2,256
Unsecured	2,168	178	44	—	2,390
Real estate construction and land loans	—	—	264	—	264
Installment/consumer loans	594	—	—	—	594
Total loans	$30,066	$1,017	$832	$—	$31,915

Total loans
Commercial real estate:
Owner occupied	$120,662	$14,975	$9,839	$—	$145,476
Non-owner occupied	126,016	9,443	2,982	—	138,441
Multi-Family	21,402	—	—	—	21,402
Residential real estate:
First lien	64,725	—	1,351	1,223	67,299
Home equity	70,947	584	1,972	225	73,728
Commercial:
Secured	52,686	4,258	3,208	—	60,152
Unsecured	53,421	1,613	1,124	9	56,167
Real estate construction and land loans	35,979	—	4,314	250	40,543
Installment/consumer loans	8,283	264	18	—	8,565
Total loans	$554,121	$31,137	$24,808	$1,707	$611,773

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans, as defined by ASC 310-10:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$485	$—	$—	$449	$934	$131,057	$131,991
Non-owner occupied	—	—	—	—	—	136,767	136,767
Multi-Family	—	—	—	—	—	42,183	42,183
Residential real estate:
First lien	109	—	—	1,132	1,241	69,835	71,076
Home equity	696	—	—	1,041	1,737	60,360	62,097
Commercial:
Secured	—	—	—	253	253	57,247	57,500
Unsecured	60	—	—	258	318	60,614	60,932
Real estate construction and land loans	—	—	—	250	250	41,496	41,746
Installment/consumer loans	10	—	—	—	10	8,298	8,308
Total loans	$1,360	$—	$—	$3,383	$4,743	$607,857	$612,600

Acquired loans
Commercial real estate:
Owner occupied	$—	$—	$427	$—	$427	$12,583	$13,010
Non-owner occupied	—	—	—	—	—	2,875	2,875
Multi-Family	—	—	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	9,142	9,142
Commercial:
Secured	—	—	—	—	—	2,022	2,022
Unsecured	—	—	—	—	—	1,826	1,826
Real estate construction and land loans	—	—	—	—	—	794	794
Installment/consumer loans	1	—	—	—	1	624	625
Total loans	$1	$—	$427	$—	$428	$29,866	$30,294

Total loans
Commercial real estate:
Owner occupied	$485	$—	$427	$449	$1,361	$143,640	$145,001
Non-owner occupied	—	—	—	—	—	139,642	139,642
Multi-Family	—	—	—	—	—	42,183	42,183
Residential real estate:
First lien	109	—	—	1,132	1,241	69,835	71,076
Home equity	696	—	—	1,041	1,737	69,502	71,239
Commercial:
Secured	—	—	—	253	253	59,269	59,522
Unsecured	60	—	—	258	318	62,440	62,758
Real estate construction and land loans	—	—	—	250	250	42,290	42,540
Installment/consumer loans	11	—	—	—	11	8,922	8,933
Total loans	$1,361	$—	$427	$3,383	$5,171	$637,723	$642,894

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$485	$1,281	$—	$449	$2,215	$129,629	$131,844
Non-owner occupied	—	—	—	—	—	135,534	135,534
Multi-Family	—	—	—	—	—	21,402	21,402
Residential real estate:
First lien	—	—	—	1,561	1,561	65,738	67,299
Home equity	448	255	—	1,382	2,085	61,771	63,856
Commercial:
Secured	—	—	—	479	479	57,417	57,896
Unsecured	—	53	—	40	93	53,684	53,777
Real estate construction and land loans	—	—	—	250	250	40,029	40,279
Installment/consumer loans	1	—	—	—	1	7,970	7,971
Total loans	$934	$1,589	$—	$4,161	$6,684	$573,174	$579,858

Acquired loans
Commercial real estate:
Owner occupied	$—	$—	$406	$—	$406	$13,226	$13,632
Non-owner occupied	—	—	—	—	—	2,907	2,907
Multi-Family	—	—	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	9,872	9,872
Commercial:
Secured	—	—	—	—	—	2,256	2,256
Unsecured	—	—	—	—	—	2,390	2,390
Real estate construction and land loans	—	—	—	—	—	264	264
Installment/consumer loans	—	—	5	—	5	589	594
Total loans	$—	$—	$411	$—	$411	$31,504	$31,915

Total loans
Commercial real estate:
Owner occupied	$485	$1,281	$406	$449	$2,621	$142,855	$145,476
Non-owner occupied	—	—	—	—	—	138,441	138,441
Multi-Family	—	—	—	—	—	21,402	21,402
Residential real estate:
First lien	—	—	—	1,561	1,561	65,738	67,299
Home equity	448	255	—	1,382	2,085	71,643	73,728
Commercial:
Secured	—	—	—	479	479	59,673	60,152
Unsecured	—	53	—	40	93	56,074	56,167
Real estate construction and land loans	—	—	—	250	250	40,293	40,543
Installment/consumer loans	1	—	5	—	6	8,559	8,565
Total loans	$934	$1,589	$411	$4,161	$7,095	$604,678	$611,773

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

Impaired Loans

As of March 31, 2012 and December 31, 2011, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.7 million and $9.0 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

The following table represents impaired loans by class at March 31, 2012 and December 31, 2011:

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,326	$4,369	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,473	1,671	—
Home equity	150	250	—
Commercial:
Secured	371	373	—
Unsecured	—	—	—
Real estate construction and land loans	250	371	—
Installment/consumer loans	—	—	—
Total with no related allowance recorded	$7,486	$7,950	$—

With an allowance recorded:
Residential real estate - Home equity	$890	$898	$106
Commercial - Secured	363	380	316
Total with an allowance recorded:	$1,253	$1,278	$422

Total:
Commercial real estate:
Owner occupied	$4,326	$4,369	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,473	1,671	—
Home equity	1,040	1,148	106
Commercial:
Secured	734	753	316
Unsecured	—	—	—
Real estate construction and land loans	250	371	—
Installment/consumer loans	—	—	—
Total	$8,739	$9,228	$422

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,163	$4,206	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	338	344	—
Home equity	688	860	—
Commercial:
Secured	533	533	—
Unsecured	—	—	—
Real estate construction and land loans	250	371	—
Installment/consumer loans	—	—	—
Total with no related allowance recorded	$6,888	$7,230	$—

With an allowance recorded:
Residential real estate - First lien	$1,223	$1,329	$76
Residential real estate - Home equity	693	700	29
Commercial - Secured	219	229	162
Total with an allowance recorded:	$2,135	$2,258	$267

Total:
Commercial real estate:
Owner occupied	$4,163	$4,206	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,561	1,673	76
Home equity	1,381	1,560	29
Commercial:
Secured	752	762	162
Unsecured	—	—	—
Real estate construction and land loans	250	371	—
Installment/consumer loans	—	—	—
Total	$9,023	$9,488	$267

The following table represents the average recorded investment and interest income recognized for impaired loans by class for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)	2012		2011
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,307	$41	$3,732	$27
Non-owner occupied	916	15	228	—
Residential real estate:
First lien	1,541	—	1,262	—
Home equity	150	—	1,979	—
Commercial:
Secured	372	4	—	—
Unsecured	—	—	165	—
Real estate construction and land loans	250	—	3,414	—
Installment/consumer loans	—	—	12	—
Total with no related allowance recorded	$7,536	$60	$10,792	$27

With an allowance recorded:
Residential real estate - Home equity	$891	$—	$—	$—
Commercial - Secured	370	—	—	—
Total with an allowance recorded:	$1,261	$—	$—	$—

Total:
Commercial real estate:
Owner occupied	$4,307	$41	$3,732	$27
Non-owner occupied	916	15	228	—
Residential real estate:
First lien	1,541	—	1,262	—
Home equity	1,041	—	1,979	—
Commercial:
Secured	742	4	—	—
Unsecured	—	—	165	—
Real estate construction and land loans	250	—	3,414	—
Installment/consumer loans	—	—	12	—
Total	$8,797	$60	$10,792	$27

The Bank had no foreclosed real estate at March 31, 2012 and December 31, 2011, respectively.

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

The terms of certain other loans were modified during the quarter ending March 31, 2012 that did not meet the definition of a TDR. These loans have a total recorded investment as of March 31, 2012 of $14.1 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties or did not involve a concession to the borrower.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2012:

For the Three Months Ended March 31, 2012
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Originated loans
Commercial real estate:
Owner occupied	1	$163	$163
Non-owner occupied	—	—	—
Multi-Family	—	—	—
Residential real estate:
First lien	—	—	—
Home equity	—	—	—
Commercial:
Secured	—	—	—
Unsecured	—	—	—
Real estate construction and land loans	—	—	—
Installment/consumer loans	—	—	—
Total loans	1	$163	$163

The TDRs described above increased the allowance for loan losses by $0.4 million for the quarter ended March 31, 2012.

There were two loans modified as TDRs for which there was a payment default within twelve months following the modification.  These loans have since made the required payments and are current with the terms of the agreements. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of March 31, 2012 and December 31, 2011, the Company had $1.3 million and $2.0 million, respectively of nonaccrual TDR loans. As of March 31, 2012, one of the borrowers with loans totaling $0.2 million are complying with the modified terms of the loans and are currently making payments. Another borrower with loans totaling $1.1 million is past due but currently making payments.  The decrease in nonaccrual TDR loans at March 31, 2012 was due to the reclassification of a $0.3 million nonaccrual TDR loan to a performing TDR as the borrower has made six months of consecutive payments in line with the restructured terms.  In addition, there was a charge-off of $0.3 million during the first quarter 2012. Total nonaccrual TDR loans are secured with collateral that has an appraised value of $1.7 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has nine borrowers with performing TDR loans of $5.4 million at March 31, 2012 that are current and secured with collateral that has an appraised value of approximately $15.1 million.  At December 31, 2011, the Company had four borrowers with TDR loans of $4.9 million that was current and secured with collateral that had an appraised value of approximately $11.5 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors.

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2012, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of March 31, 2012 and December 31, 2011. Additionally, the following tables represent the changes in the allowance for loan losses for the three month period ended March 31, 2012 and 2011, and the twelve month period ended December 31, 2011, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

March 31, 2012	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Total
(In thousands)
Originated loans
Allowance for Loan Losses:
Beginning balance	$3,530	$395	$2,280	$2,895	$272	$1,465	$10,837
Charge-offs	—	—	(300)	(75)	(5)	—	(380)
Recoveries	—	—	2	29	3	—	34
Provision	(108)	355	306	332	(30)	(30)	825
Ending Balance	$3,422	$750	$2,288	$3,181	$240	$1,435	$11,316
Ending balance: individually evaluated for impairment	$—	$—	$106	$316	$—	$—	$422
Ending balance: collectively evaluated for impairment	$3,422	$750	$2,182	$2,865	$240	$1,435	$10,894

Loans	$268,758	$42,183	$133,173	$118,432	$8,308	$41,746	$612,600

Ending balance: individually evaluated for impairment	$5,242	$—	$2,513	$734	$—	$250	$8,739

Ending balance: collectively evaluated for impairment	$263,516	$42,183	$130,660	$117,698	$8,308	$41,496	$603,861

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Acquired loans
Allowance for Loan Losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	—	—	—	—	—	—	—
Ending Balance	$—	$—	$—	$—	$—	$—	$—

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Loans	$15,885	$—	$9,142	$3,848	$625	$794	$30,294

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$15,227	$—	$9,142	$3,648	$625	$522	$29,164

Ending balance: loans acquired with deteriorated credit quality	$658	$—	$—	$200	$—	$272	$1,130

March 31, 2012	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Total
Total loans
Allowance for Loan Losses:
Beginning balance	$3,530	$395	$2,280	$2,895	$272	$1,465	$10,837
Charge-offs	—	—	(300)	(75)	(5)	—	(380)
Recoveries	—	—	2	29	3	—	34
Provision	(108)	355	306	332	(30)	(30)	825
Ending Balance	$3,422	$750	$2,288	$3,181	$240	$1,435	$11,316

Ending balance: individually evaluated for impairment	$—	$—	$106	$316	$—	$—	$422

Ending balance: collectively evaluated for impairment	$3,422	$750	$2,182	$2,865	$240	$1,435	$10,894

Loans	$284,643	$42,183	$142,315	$122,280	$8,933	$42,540	$642,894

Ending balance: individually evaluated for impairment	$5,242	$—	$2,513	$734	$—	$250	$8,739

Ending balance: collectively evaluated for impairment	$278,743	$42,183	$139,802	$121,346	$8,933	$42,018	$633,025

Ending balance: loans acquired with deteriorated credit quality	$658	$—	$—	$200	$—	$272	$1,130

March 31, 2011	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Total
(In thousands)
Total loans
Allowance for Loan Losses:
Beginning balance	$3,310	$133	$1,642	$2,804	$423	$185	$8,497

Charge-offs	—	—	(88)	(21)	(90)	—	(199)
Recoveries	—	—	2	11	4	—	17
Provision	19	53	819	(330)	(43)	182	700
Ending Balance	$3,329	$186	$2,375	$2,464	$294	$367	$9,015

December 31, 2011	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Total
(In thousands)
Originated loans
Allowance for Loan Losses:
Beginning balance	$3,310	$133	$1,642	$2,804	$423	$185	$8,497
Charge-offs	—	—	(259)	(372)	(186)	(864)	(1,681)
Recoveries	—	—	6	96	19	—	121
Provision	220	262	891	367	16	2,144	3,900
Ending Balance	$3,530	$395	$2,280	$2,895	$272	$1,465	$10,837

Ending balance: individually evaluated for impairment	$—	$—	$105	$162	$—	$—	$267

Ending balance: collectively evaluated for impairment	$3,530	$395	$2,175	$2,733	$272	$1,465	$10,570

Loans	$267,378	$21,402	$131,155	$111,673	$7,971	$40,279	$579,858

Ending balance: individually evaluated for impairment	$5,079	$—	$2,942	$752	$—	$250	$9,023

Ending balance: collectively evaluated for impairment	$262,299	$21,402	$128,213	$110,921	$7,971	$40,029	$570,835

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

December 31, 2011	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Installment/ Consumer Loans	Real Estate Construction and Land Loans	Total
Acquired loans
Allowance for Loan Losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	—	—	—	—	—	—	—
Ending Balance	$—	$—	$—	$—	$—	$—	$—

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Loans	$16,539	$—	$9,872	$4,646	$594	$264	$31,915

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$15,903	$—	$9,872	$4,443	$594	$—	$30,812

Ending balance: loans acquired with deteriorated credit quality	$636	$—	$—	$203	$—	$264	$1,103

Total loans
Allowance for Loan Losses:
Beginning balance	$3,310	$133	$1,642	$2,804	$423	$185	$8,497
Charge-offs	—	—	(259)	(372)	(186)	(864)	(1,681)
Recoveries	—	—	6	96	19	—	121
Provision	220	262	891	367	16	2,144	3,900
Ending Balance	$3,530	$395	$2,280	$2,895	$272	$1,465	$10,837

Ending balance: individually evaluated for impairment	$—	$—	$105	$162	$—	$—	$267

Ending balance: collectively evaluated for impairment	$3,530	$395	$2,175	$2,733	$272	$1,465	$10,570

Loans	$283,917	$21,402	$141,027	$116,319	$8,565	$40,543	$611,773

Ending balance: individually evaluated for impairment	$5,079	$—	$2,942	$752	$—	$250	$9,023

Ending balance: collectively evaluated for impairment	$278,202	$21,402	$138,085	$115,364	$8,565	$40,029	$601,647

Ending balance: loans acquired with deteriorated credit quality	$636	$—	$—	$203	$—	$264	$1,103

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

There were no contributions made to the pension plan or the SERP during the three months ended March 31, 2012. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $28,000 during the three months ended March 31, 2012.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended March 31,
	Pension Benefits		SERP Benefits
(In thousands)	2012	2011	2012	2011
Service cost	$282	$227	$30	$27
Interest cost	126	119	13	14
Expected return on plan assets	(247)	(188)	—	—
Amortization of net loss	62	25	—	—
Amortization of unrecognized prior service cost	2	2	—	—
Amortization of unrecognized transition (asset) obligation	—	—	7	7
Net periodic benefit cost	$225	$185	$50	$48

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At March 31, 2012, March 31, 2011 and December 31, 2011, securities sold under agreements to repurchase totaled $11.5 million, $16.3 million, and $16.9 million respectively and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $18.8 million, $21.7 million and $23.3 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.5 million maturing during the second quarter of 2012, and $10.0 million maturing during the first quarter of 2015.  At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the three months ended		For the year ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	December 31, 2011
Average daily balance	$13,857	$16,366	$16,715
Average interest rate	3.19%	3.30%	3.23%
Maximum month-end balance	$16,715	$16,332	$17,469
Weighted average interest rate	3.16%	3.26%	3.18%

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

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  The operating results of the Company for the three month period ended March 31, 2012, include the operating results of HSB.

The following summarizes the preliminary fair value of the assets acquired and liabilities assumed on May 27, 2011:

		Measurement
	As Initially	Period
(In thousands)	Reported	Adjustments	As Adjusted
Cash and due from banks	$585	$—	$585
Interest earning deposits with banks	1,727	—	1,727
Securities	24,159	—	24,159
Loans	39,051	(137)	38,914
Premises and equipment	300	—	300
Core deposit intangible	358	—	358
Other assets	2,781	54	2,835
Total Assets Acquired	$68,961	$(83)	$68,878

Deposits	$56,940	$—	$56,940
Federal funds purchased and Federal Home Loan Bank overnight borrowings	2,000	—	2,000
Federal Home Loan Bank term advances	5,016	—	5,016
Other liabilities and accrued expenses	1,103	—	1,103
Total Liabilities Assumed	$65,059	$—	$65,059

Net Assets Acquired	3,902	(83)	3,819
Consideration Paid	5,853	—	5,853
Goodwill Recorded on Acquisition	$1,951	$83	$2,034

The above fair values are finalized with the exception of purchased credit impaired loans which are subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values become available.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2011-5, “Comprehensive Income (Topic 220)” (“ASU 2011-5”). ASU 2011-5 gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of AUS 2011-5 did not have a material impact on the Company.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic  conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; a failure to realize or an unexpected delay in realizing, the growth opportunities and cost savings anticipated from the Hamptons State Bank merger; an unexpected increase in operating costs, customer losses and business disruptions  following the Hamptons State Bank merger; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011 and in quarterly and other reports filed by the Company with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Principal Products and Services and Locations of Operations

The Bank operates twenty branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For a century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgage loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA, FHLMC  and non agency mortgage-backed securities and collateralized mortgage obligations; (7) New York State and local municipal obligations; and (8) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing up to $50.0 million of FDIC insurance to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

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

Quarterly Highlights

•                  Net income of $2.9 million and $0.35 per diluted share for the first quarter 2012 compared to $2.2 million or $0.34 per diluted share for the first quarter 2011. The Company’s net income and earnings per share for the first quarter 2011 included $0.2 million in acquisition costs, net of tax, associated with the Hamptons State Bank (“HSB”) merger, which closed in May 2011.

•                  Returns on average assets and equity were 0.88% and 11.52%, respectively.

•                  Net interest income increased to $11.4 million for the first quarter of 2012 compared to $9.8 million in 2011.

•                  Net interest margin was 3.70% for the first quarter of 2012 compared to 4.14% for the 2011 period.

•                  Total loans at March 31, 2012 of $643.2 million, increased $28.7 million or 5% over December 31, 2011 and increased $120.5 million or 23% over March 31, 2011.

•                 Total assets of $1.39 billion at March 31, 2012, increased $48.9 million or 4% compared to December 31, 2011 and increased $311.4 million or 29% compared to March 31, 2011.

•                  Deposits of $1.20 billion, increased $14.3 million or 1% over December 31, 2011 and increased $236.5 million or 25% compared to March 31, 2011 levels.

•                  Allowance for loan losses was 1.76% as of March 31, 2012 compared to 1.77% at December 31, 2011 and 1.72% at March 31, 2011.

•                  Tier 1 Capital increased $40.0 million or 49.1% to $121.7 million as of March 31, 2012, compared to March 31, 2011.

•                  A cash dividend of $0.23 per share was declared in April 2012 for the first quarter.

Current Environment

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

Since the second half of 2007 and continuing through 2010, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. A multitude of government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. As a result the yield on loans and investment securities has declined. The squeeze between declining asset yields and more slowly declining liability pricing has impacted margins.  Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks. From April 2010 through March 2012 the Federal Reserve decided to maintain the federal funds target rate between 0 and 25 basis points due to a continued national depressed housing market, tight credit markets and as an effort to foster employment.

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

2011 was another year of milestone achievements and significant change for the Company. The acquisition, organic growth and considerably higher capital demonstrate management’s ability to identify, leverage and efficiently execute on opportunities. Management foresees future opportunities to continue this positive momentum.  The Bank’s customers and certain markets in which the Bank operates have been less affected than others by recent economic turmoil. However, the Bank’s customers and the Bank itself are not insulated from the general economic environment and its related impacts.  Recognizing this is critical to the Company’s continued ability to execute its strategy. Management must continue to foster relationships with businesses and customers that share the same principles and philosophies for prudent and reasonable fiscal and operational management.

Challenges and Opportunities

The current banking environment remains challenging in many respects.  The absolute level of interest rates and the potential for them to remain at or near historic lows, for an extended period, creates issues for margin management and heightened risks to the eventuality of higher rates. The omnipresent regulatory environment with its pending new regulations, rules and compliance burdens certainly contributes to uncertainty. The credit environment appears to be improving. However, there is the potential at any moment for a change depending on the impact of world and national events, or more localized issues with municipal budgets and the related fallout. Finally, competition both current and prospective and its potential to profoundly challenge the Company’s current business model may have an impact on the Company’s results. Any one of these factors could affect economic activity and the Bank’s customers’ businesses, creating a domino effect on credit quality.

The prospects of the financial services sector and the Company continue to be impacted by the final outcome of the implementation of the Dodd-Frank Act.  This Act includes the repeal of Regulation Q, which prohibited the payment of interest on checking accounts, and the Durbin Amendment, which establishes fixed interchange fees and could impact future revenues and expenses.  The Company is awaiting the expected new rules, regulations and related compliance and process changes and will expand its compliance resources appropriately. The Bank continues to collaborate with its primary regulator to ensure compliance with current requirements and interpretations. It is the belief of management that its strong risk management culture is a primary reason for its long term success and management views the current challenges as opportunities to expand its business and deliver the promise of successful community banking to its customers and shareholders. Management must maintain its stringent underwriting standards and diligently monitor credit concentrations and exposures as the Company grows.  Management needs to prudently price all products and structure its balance sheet for the eventuality of higher rates. Management seeks new sources of revenue while monitoring expenditures and identifying opportunities to achieve efficiencies.  Finally, management must capitalize on current competitors’ dislocations and distractions while investing in infrastructure and technology to be prepared for the evolving competitive landscape.

Corporate objectives for 2012 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management remains committed to branch based banking and during the second quarter of 2012, the Company anticipates opening its 21st branch, in Ronkonkoma, near MacArthur Airport, a regional transportation hub in its market place. The Company expects to roll out its new electronic banking platform in the second half of 2012. This will allow the Company to enhance the delivery of current technology, and more importantly, effectively deliver the next generation of products and services to its existing and new customer base. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

Management is proud to again be ranked by SNL as one of the top 100 banks in the country in terms of financial performance. The Bank is ranked 2nd in New York State by SNL in terms of financial performance and is the only bank in the State to be ranked in the top 100 banks in the country for the second consecutive year.

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2012, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

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

Net Income

Net income for the three months ended March 31, 2012 was $2.9 million and $0.35 per diluted share as compared to $2.2 million and $0.34 per diluted share for the same period in 2011.  The 36.1% increase reflects growth in net interest income and non interest income partially offset by higher credit costs and increased operating expenses. Changes for the three months ended March 31, 2012 compared to March 31, 2011 include: (i) $1.6 million or 16.5% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $0.1 million or 17.9% increase in the provision for loan losses; (iii) $0.5 million or 34.3% increase in total non interest income as a result of net securities gains of $0.3 million and higher service charges and fees for other customer services of $0.2 million; and (iv) $0.8 million or 11.0% increase in total non interest expense due to (1) $0.9 million increase in salaries and employee benefits related to increased staffing levels; (2) $0.2 million of the cost of extinguishment of debt; (3) $0.1 million decrease in FDIC assessment as a result of the new calculation of the deposit insurance assessment; and (4) $0.2 million decline in acquisition costs associated with the HSB merger that was incurred during three months ended March 31, 2011. The effective income tax rate was 31.76% for the quarter ended March 31, 2012 compared to 31.0% for the same period last year.

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

	Three months ended March 31,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)	$617,718	$9,522	6.20%	$502,019	$7,955	6.43%
Mortgage-backed securities	297,193	2,019	2.73	269,668	2,316	3.48
Tax exempt securities (2)	140,285	1,081	3.10	110,419	1,108	4.07
Taxable securities	186,533	1,029	2.22	83,456	586	2.85
Deposits with banks	36,759	24	0.26	30,130	18	0.24
Total interest earning assets	1,278,488	13,675	4.30	995,692	11,983	4.88
Non interest earning assets:
Cash and due from banks	21,032			16,244
Other assets	48,016			41,807
Total assets	$1,347,536			$1,053,743

Interest bearing liabilities:
Savings, NOW and money market deposits	$719,364	$946	0.53%	$578,582	$966	0.68%
Certificates of deposit of $100,000 or more	137,890	386	1.13	89,030	243	1.11
Other time deposits	42,119	114	1.09	41,474	127	1.24
Federal funds purchased and repurchase agreements	16,308	111	2.74	17,144	134	3.17
Junior Subordinated Debentures	16,002	341	8.57	16,002	342	8.67
Total interest bearing liabilities	931,683	1,898	0.82	742,232	1,812	0.99
Non interest bearing liabilities:
Demand deposits	306,543			242,406
Other liabilities	6,661			4,895
Total liabilities	1,244,887			989,533
Stockholders’ equity	102,649			64,210
Total liabilities and stockholders’ equity	$1,347,536			$1,053,743

Net interest income/interest rate spread (3)		11,777	3.48%		10,171	3.89%

Net interest earning assets/net interest margin (4)	$346,805		3.70%	$253,460		4.14%

Ratio of interest earning assets to interest bearing liabilities			137.22%			134.15%

Less: Tax equivalent adjustment		(377)			(387)

Net interest income		$11,400			$9,784

(1)  Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

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

	Three months ended March 31,
	2012 Over 2011
	Changes Due To
(In thousands)	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)	$3,357	$(1,790)	$1,567
Mortgage-backed securities	1,203	(1,500)	(297)
Tax exempt securities (2)	1,125	(1,152)	(27)
Taxable securities	1,269	(826)	443
Deposits with banks	4	2	6
Total interest earning assets	6,958	(5,266)	1,692

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	903	(923)	(20)
Certificates of deposit of $100,000 or more	139	4	143
Other time deposits	13	(26)	(13)
Federal funds purchased and repurchase agreements	(6)	(17)	(23)
Junior subordinated debentures	—	(1)	(1)
Total interest bearing liabilities	1,049	(963)	86
Net interest income	$5,909	$(4,303)	$1,606

(1) Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended March 31, 2012 and March 31, 2011

Net interest income was $11.4 million for the three months ended March 31, 2012 compared to $9.8 million for the same period in 2011, an increase of $1.6 million or 16.5%. Net interest margin declined to 3.70% for the quarter ended March 31, 2012, as compared to 4.14% for the quarter ended March 31, 2011 as a result of the historically low market interest rates on repricing assets and liabilities offsetting strong deposit growth and higher loan demand. The total average interest earning assets increased $282.8 million or 28.4%, yielding 4.30% and the overall funding cost was 0.62%, including demand deposits. The yield on interest earning assets decreased approximately 58 basis points which was partly offset by the cost of interest bearing liabilities, which decreased approximately 17 basis points during the first quarter of 2012 compared to 2011. The increase in average total deposits of $254.4 million primarily funded lower yielding securities, which grew $160.5 million, while average net loans increased $115.7 million from the comparable 2011 quarter.

For the three months ended March 31, 2012, average net loans grew by $115.7 million or 23.1% to $617.7 million as compared to $502.0 million for the same period in 2011, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, multi-family mortgage loans, and real estate construction and land loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended March 31, 2012, average total securities increased by $160.5 million or 34.6% to $624.0 million as compared to $463.5 million for the three months ended March 31, 2011. There were no federal funds sold for the three month ended March 31, 2012 or 2011. The average interest earning cash increased by $6.7 million to $36.8 million for the three months ended March 31, 2012 as compared to $30.1 million for the same period in 2011.

Average total interest bearing liabilities were $931.7 million for the three months ended March 31, 2012 compared to $742.2 million for the same period in 2011.  The Bank grew deposits as a result of opening three new branches during 2010 as well as building new relationships in existing markets and the HSB merger. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.82% for the three months ended March 31, 2012 from 0.99% for the same period in 2011.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended March 31, 2012, average total deposits increased by $254.4 million or 26.7% to $1.2 billion from $951.5 million from the for the same period in 2011.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $140.8 million or 24.3% to $719.4 million for the three months ended March 31, 2012 compared to $578.6 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $49.5 million or 37.9% to $180.0 million for 2012 as compared to $130.5 million for the same period last year.  Average balances in demand deposits increased $64.1 million or 26.5% to $306.5 million for 2012 as compared to $242.4 million for the same period last year. Average public fund deposits comprised 20.3% of total average deposits during the three months ended March 31, 2012 and 22.1% of total average deposits for the same period in 2011.  Average federal funds purchased and repurchase agreements decreased $0.8 million or 4.9% to $16.3 million for the three months ended March 31, 2012 as compared to $17.1 million for the same period in the prior year. For the three months ended March 31, 2012 and for the same period in 2011 there were no FHLB term advances.

Total interest income increased $1.7 million or 14.7% to $13.3 million for the three months ended March 31, 2012 from $11.6 million for the same period in 2011.  Interest income on loans increased $1.5 million or 19.7% to $9.5 million for the three months ended March 31, 2012 from $8.0 million for the same period in 2011. The yield on average loans was 6.2% for 2012 as compared to 6.4% in 2011.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.1 million to $3.7 million for the three months ended March 31, 2012 compared to $3.6 million for the same period in 2011.  Interest income on securities included net amortization of premium of $1.0 million in the 2012 compared to net amortization of premium of $0.6 million for the same period in 2011.  The tax adjusted average yield on total securities was 2.7% for 2012 as compared to 3.5% in 2011.

Interest expense increased $0.1 million to $1.9 million for the three months ended March 31, 2012 compared to $1.8 million for the same period in 2011. The interest expense in 2012 and 2011 reflects $0.3 million of interest paid related to $16.0 million of junior subordinated debentures which was partly offset by a reduction in interest rates on deposit products through prudent management of deposit pricing.

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

Loans of approximately $56.9 million or 8.8% of total loans at March 31, 2012 were categorized as classified loans compared to $57.7 million or 9.4% at December 31, 2011 and $44.3 million or 8.5% at March 31, 2011. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. The increase in the 2012 and 2011 levels of classified loans reflects the growth of the portfolio, the current economic environment, as well as management’s decision during 2010 to enhance the asset and credit quality review process of the loan portfolio. This process includes the early identification of potential problem loans, a more stringent assessment of potential credit weaknesses and expanding the scope and depth of individual credit reviews. Additionally, higher classified loans as of March 31, 2012 and December 31, 2011 include acquired classified loans from the HSB merger.

At March 31, 2012, approximately $35.7 million of these loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $35.7 million of CRE loans, $34.8 million were current and $.9 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees.  At March 31, 2012, approximately $4.7 million of classified loans were residential real estate loans with $1.7 million current and $3.0 million past due. Commercial, financial, and agricultural loans represented $11.7 million of classified loans and $11.1 million was current and $0.6 million was past due. Approximately $4.6 million of classified loans represented real estate construction and land loans and $4.3 million was current and $0.3 million was past due. All real estate construction and land loans are well secured with collateral. The remaining $0.3 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans. Of the $0.3 million of consumer loans, $11,000 were past due with the remaining loans current. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.

CRE loans, including multi-family loans, represented $326.8 million or 50.8% of the total loan portfolio at March 31, 2012 compared to $305.3 million or 49.9% at December 31, 2011 and $251.0 million or 48.1% at March 31, 2011. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and appears to have stabilized in 2010. The estimated decline in residential and commercial real estate values range from 15-20% from the 2007 levels, depending on the nature and location of the real estate.

As of March 31, 2012 and December 31, 2011, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.7 million and $9.0 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Impaired loans on nonaccrual decreased $0.8 million to $3.3 million or 0.52% of total loans at March 31, 2012 from $4.1 million or 0.67% of total loans at December 31, 2011. Approximately $1.3 million of the nonaccrual loans at March 31, 2012 and $2.0 million at December 31, 2011, represent troubled debt restructured loans. As of March 31, 2012, one of the borrowers with loans totaling $0.2 million are complying with the modified terms of the loans and are currently making payments. Another borrower with loans totaling $1.1 million is past due but is making payments. The decrease in nonaccrual troubled debt restructured loans at March 31, 2012 was due to one loan totaling $0.3 million where the borrower has made six months of consecutive payments in line with the restructured terms and is now a performing trouble debt restructure, and one loan totaling $0.2 million was charged off during the quarter. Total nonaccrual troubled debt restructured loans are secured with collateral that has an appraised value of $1.2 million. Approximately $2.0 million of the nonaccrual loans at December 31, 2011 represented troubled debt restructured loans where the borrowers were complying with the modified terms of the loans and were currently making payments. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has nine borrowers with performing TDR loans of $5.4 million at March 31, 2012 that are current and secured with collateral that has an appraised value of approximately $15.1 million.  At December 31, 2011, the Company had four borrowers with TDR loans of $4.9 million that was current and secured with collateral that had an appraised value of approximately $11.5 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors.

The Bank had no foreclosed real estate at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

The following table sets forth impaired loans by loan type:

(In thousands)	March 31, 2012	December 31, 2011
Nonaccrual Loans:
Commercial real estate mortgage loans	$449	$449
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	1,040	1,156
Commercial, financial and agricultural loans	253	260
Real estate construction and land loans	250	250
Installment/consumer loans	—	—
Total	1,992	2,115

Restructured Loans - Nonaccrual:
Commercial real estate mortgage loans	—	—
Multi—family mortgage loans	—	—
Residential real estate mortgage loans	1,131	1,786
Commercial, financial and agricultural loans	209	218
Real estate construction and land loans	—	—
Installment/consumer loans	—	—
Total	1,340	2,004

Restructured Loans - Performing:
Commercial real estate mortgage loans	4,793	4,630
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	342	—
Commercial, financial and agricultural loans	272	274
Real estate construction and land loans	—	—
Installment/consumer loans	—	—
Total	5,407	4,904

Total Impaired Loans	$8,739	$9,023

Restructured loans totaled $6.7 million and $6.9 million as of March 31, 2012 and December 31, 2011, respectively.

Net charge-offs were $0.3 million for the quarter ended March 31, 2012 compared to $1.6 for the year ended December 31, 2011 and $0.2 million for the quarter ended March 31, 2011. The ratio of allowance for loan losses to nonaccrual loans was 335%, 260% and 121%, at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $0.8 million was recorded during the three months ended March 31, 2012 compared to a provision for loan loss of $0.7 million that was recorded during the same period in 2011. The allowance for loan losses increased to $11.3 million at March 31, 2012 as compared to $10.8 million at December 31, 2011 and $9.0 million at March 31, 2011. As a percentage of total loans, the allowance was 1.76% at March 31, 2012 compared to 1.77% at December 31, 2011 and 1.72% at March 31, 2011. In accordance with current accounting guidance, the acquired HSB loans are recorded at fair value, effectively netting estimated future losses against the loan balances. The allowance as a percentage of the Bank’s originated loans was 1.85% at March 31, 2012. Management continues to carefully monitor the loan portfolio as well as real estate trends in Suffolk County and eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub-prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

The following table sets forth changes in the allowance for loan losses:

	For the Three
	Months Ended	For the Year Ended
(Dollars in thousands)	March 31, 2012	December 31, 2011
Allowance for loan losses balance at beginning of period	$10,837	$8,497

Charge-offs:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	300	258
Commercial, financial and agricultural loans	75	372
Installment/consumer loans	5	187
Real estate construction and land loans	—	864
Total	380	1,681

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	2	6
Commercial, financial and agricultural loans	29	96
Installment/consumer loans	3	19
Real estate construction and land loans	—	—
Total	34	121

Net charge-offs	(346)	(1,560)
Provision for loan losses charged to operations	825	3,900
Balance at end of period	$11,316	$10,837

Ratio of annualized net charge-offs during the period to average loans outstanding	(0.06)%	(0.28)%

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	March 31,		December 31,
	2012		2011
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$3,422	44.3%	$3,530	46.4%
Multi-family mortgage loans	750	6.6	395	3.5
Residential real estate mortgage loans	2,288	22.1	2,280	23.1
Commercial, financial and agricultural loans	3,181	19.0	2,895	19.0
Real estate construction and land loans	1,435	6.6	1,465	6.6
Installment/consumer loans	240	1.4	272	1.4
Total	$11,316	100.0%	$10,837	100.0%

Non Interest Income

Total non interest income increased $0.5 million or 34.3% to $2.0 million for the three months ended March 31, 2012 compared to $1.5 million for the same period in 2011.  The increase was primarily the result of a $0.2 million increase in service charges on deposit accounts and fees for other customer services related to higher electronic banking and investment services income. As of March 31, 2012 the company recognized gains of $0.3 million as a result of $3.1 million in securities sold with proceeds used to prepay higher rate borrowings including $0.2 million in costs associated with the extinguishment of debt. Title fee income related to Bridge Abstract remained the same at $0.2 million for the three months ended March 31, 2012 as compared to the three months ending March 31, 2011.

Non Interest Expense

Total non interest expense increased $0.8 million or 11.0% to $8.2 million during the three months ended March 31, 2012 compared to $7.4 million over the same period in 2011. Salaries and employees benefits increased $0.9 million or 22.4% to $5.1 million for the three months ended March 31, 2012 from $4.2 million for the same period in 2011. The increase reflects additional positions to support the Company’s expanding infrastructure and larger loan portfolio. As of March 31, 2012 the Company incurred $0.2 million in cost of extinguishment of debt due to the prepayment of a $5.0 million repurchase agreement. Other operating expenses increased $0.1 million to $1.7 million as of March 31, 2012 as compared to $1.6 million for the same period last year. Net occupancy expense remained the same at $0.8 million at March 31, 2012 and March 31, 2011. Furniture and fixture expense remained the same at $0.3 million for both periods ending March 31, 2012 and March 31, 2011. FDIC assessments decreased $0.1 million or 44.2% to $0.2 million for the three months ended March 31, 2012 compared to $0.3 million for the same period last year.  Non interest expense for the three months ended March 31, 2011, also included acquisition costs of $0.2 million in connection with the HSB merger.

Income Taxes

The provision for income taxes increased $0.4 million or 41.0% to $1.4 million for the three months ended March 31, 2012 compared to $1.0 million for the three months ended March 31, 2011 due to higher pretax income. The effective tax rate for the three months ended March 31, 2012 increased to 31.8% from 31.0% for the same period last year. The increase in the effective rate was a result of a lower percentage of interest income from tax exempt securities.

Financial Condition

Total assets grew to $1.386 billion, a 29.0% increase over the March 31, 2011 level of $1.075 billion and 3.7% over the December 31, 2011 level of $1.337 billion with all growth funded by deposits, borrowings and capital. This increase reflects strong organic growth in new and existing markets and to a lesser extent the impact of the HSB acquisition, in May 2011, which added total assets on a fair value basis of $68.9 million, with loans of $38.9 million and deposits of $56.9 million.

Cash and due from banks decreased $7.5 million and interest earning deposits with banks decreased $48.0 million compared to December 31, 2011 as management invested excess capital and liquidity and continues to evaluate prudent strategies to deploy these funds to maximize returns while managing interest rate risk. Total securities increased $74.7 million or 12.2% to $685.3 million and net loans increased $30.6 million or 5.1% to $631.9 million compared to December 31, 2011 levels. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Total deposits grew $14.3 million to $1.202 billion at March 31, 2012 compared to $1.188 billion at December 31, 2011. Demand deposits decreased $3.0 million to $318.5 million as of March 31, 2012 compared to $321.5 million at December 31, 2011. Savings, NOW and money market deposits increased $22.3 million to $706.2 million at March 31, 2012 from $683.9 million at December 31, 2011. Certificates of deposit of $100,000 or more decreased $5.1 million to $135.5 million at March 31, 2012, from $140.6 million at December 31, 2011. Other time deposits remained at $42.2 million for both periods ending March 31, 2012 and December 31, 2011. Federal funds purchased and Federal Home Loan Bank overnight borrowings were $36.0 million as of March 31, 2012. There were no Federal funds purchased and Federal Home Loan Bank overnight borrowings as of December 31, 2011. Repurchase agreements decreased $5.4 million to $11.5 million at March 31, 2012 compared to $16.9 million as of December 31, 2011 predominately due to the prepayment of a $5.0 million Repurchase agreement in February 2012. Junior subordinated debenture remained at $16.0 million as of March 31, 2012 compared to December 31, 2011. Other liabilities and accrued expenses increased $1.0 million to $10.1 million as of March 31, 2012 from $9.1 million as of December 31, 2011 due to securities purchased in March 2012 which settled in April 2012 and increases in accrued and deferred taxes. Stockholders’ equity was $110.0 million at March 31, 2012, an increase of $3.0 million or 2.8% from December 31, 2011, reflecting the proceeds from the issuance of shares of common stock under the Dividend Reinvestment Plan of $2.1 million, net income of $2.9 million, and $0.3 million related to stock based compensation plans, partially offset by $1.9 million in declared cash dividends and a decrease in the net unrealized gains in securities of $0.4 million. In April 2012, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Company’s principal sources of liquidity included cash and cash equivalents of $12.6 million as of March 31, 2012, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the three months ended March 31, 2012, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. At March 31, 2012, the Bank had $28.7 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At March 31, 2012, the Bank had aggregate lines of credit of $227.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $257.0 million is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of March 31, 2012, the Bank had $36.0 million in overnight borrowings. As of December 31, 2011, the Bank did not have any overnight borrowings outstanding under these lines. As of March 31, 2012, the Bank had $10.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.5 million outstanding with customers.  The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2011 with brokers and $1.9 million outstanding with customers.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of March 31, 2012 and December 31, 2011, the Bank had no brokered certificates of deposits.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested overnight at the highest rate available at the Federal Reserve or in federal funds sold.  The Bank invested $3.9 million at the Federal Reserve as of March 31, 2012, $39.9 million as of March 31, 2011 and $52.6 million as of December 31, 2011. The Bank did not have overnight federal funds sold as of March 31, 2012, March 31, 2011 or December 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of March 31, 2012, the Company and the Bank met all capital adequacy requirements. Since 2009, the Company has actively managed its capital position in response to its growth. During this period, the Company has raised capital through the following initiatives:

•                  In April 2009, the Company implemented a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the twelve months ended December 31, 2011 and 2010, was $4.6 million and $1.4 million, respectively. Since the inception of the DRP Plan in April 2009 through March 31, 2012, the Company has issued 418,237 shares of common stock and raised $8.4 million in capital.

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

At March 31, 2012 and December 31, 2011, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)

As of March 31,	2012
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$132,235	15.7%	$67,252	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	121,717	14.5%	33,626	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	121,717	9.1%	53,774	4.0%	n/a	n/a

As of December 31,	2011
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$128,226	16.2%	$63,228	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	118,334	15.0%	31,614	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	118,334	9.3%	51,010	4.0%	n/a	n/a

Bridgehampton National Bank

As of March 31,	2012
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$119,569	14.2%	$67,235	8.0%	$84,044	10.0%
Tier 1 Capital (to risk weighted assets)	109,053	13.0%	33,618	4.0%	50,426	6.0%
Tier 1 Capital (to average assets)	109,053	8.1%	53,765	4.0%	67,206	5.0%

As of December 31,	2011
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$115,383	14.6%	$63,213	8.0%	$79,016	10.0%
Tier 1 Capital (to risk weighted assets)	105,494	13.4%	31,616	4.0%	47,410	6.0%
Tier 1 Capital (to average assets)	105,494	8.3%	51,001	4.0%	63,751	5.0%

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

At March 31, 2012, $637.3 million or 92.7% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in market interest rates could also affect the type (fixed-rate or adjustable-rate) and the amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at March 31, 2012:

	March 31, 2012		December 31, 2011
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(Dollars in thousands)	Interest Income		Interest Income
	$ Change	% Change	$ Change	% Change
200	$(2,855)	(6.02)%	$(1,968)	(4.32)%
100	$(1,252)	(2.64)%	$(926)	(2.03)%
Static	—	—	—	—
(100)	$254	0.54%	$(16)	(0.04)%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  Not applicable.

(b)                                 Not applicable.

(c)                                  Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Bridge Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012, filed on May 9, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (iv) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (vi) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

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

BRIDGE BANCORP, INC.
Registrant

May 9, 2012	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

May 9, 2012	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer