Form 10-Q
period 2012-06-30
BRIDGE BANCORP INC
filed 2012-08-09
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 8,709,994 shares of common stock outstanding as of August 6, 2012.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$29,034	$25,921
Interest earning deposits with banks	35,183	53,625
Total cash and cash equivalents	64,217	79,546

Securities available for sale, at fair value	449,493	441,439
Securities held to maturity (fair value of $180,344 and $170,952, respectively)	177,922	169,153
Total securities	627,415	610,592

Securities, restricted	2,828	1,660

Loans held for sale	—	2,300

Loans held for investments	678,532	612,143
Allowance for loan losses	(13,556)	(10,837)
Loans, net	664,976	601,306

Premises and equipment, net	24,993	24,171
Accrued interest receivable	5,029	4,940
Goodwill	2,034	2,034
Core deposit intangible	281	316
Other assets	10,436	10,593
Total Assets	$1,402,209	$1,337,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$367,768	$321,496
Savings, NOW and money market deposits	686,171	683,863
Certificates of deposit of $100,000 or more	135,875	140,578
Other time deposits	40,710	42,248
Total deposits	1,230,524	1,188,185

Federal Home Loan Bank term advances	15,000	—
Repurchase agreements	12,317	16,897
Junior subordinated debentures	16,002	16,002
Accrued interest payable	233	319
Other liabilities and accrued expenses	15,545	9,068
Total Liabilities	1,289,621	1,230,471

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 8,608,108 and 8,374,917 shares issued, respectively; 8,597,050 and 8,345,399 shares outstanding, respectively	86	84
Surplus	58,395	54,034
Retained earnings	54,355	52,228
Less: Treasury Stock at cost, 11,058 and 29,518 shares, respectively	(1,155)	(1,787)
	111,681	104,559
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($2,729) and ($3,774), respectively	4,146	5,734
Pension liability, net of deferred income taxes of $2,148 and $2,205, respectively	(3,219)	(3,306)
Net unrealized loss on cash flow hedge, net of deferred income taxes of $13 and $0, respectively	(20)	—
Total Stockholders’ Equity	112,588	106,987
Total Liabilities and Stockholders’ Equity	$1,402,209	$1,337,458

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans (including fee income)	$9,764	$8,564	$19,286	$16,519
Mortgage-backed securities, CMOs and other asset-backed securities	2,064	2,385	4,083	4,701
State and municipal obligations	831	706	1,614	1,427
U.S. GSE securities	813	433	1,585	814
Corporate Bonds	160	186	320	373
Deposits with banks	18	41	42	59
Other interest and dividend income	27	18	45	36
Total interest income	13,677	12,333	26,975	23,929

Interest expense:
Savings, NOW and money market deposits	931	1,025	1,877	1,991
Certificates of deposit of $100,000 or more	367	245	753	488
Other time deposits	109	126	223	253
Federal funds purchased and repurchase agreements	115	135	226	269
Federal home loan bank advances	8	—	8	—
Junior subordinated debentures	342	341	683	683
Total interest expense	1,872	1,872	3,770	3,684

Net interest income	11,805	10,461	23,205	20,245
Provision for loan losses	2,500	900	3,325	1,600
Net interest income after provision for loan losses	9,305	9,561	19,880	18,645

Non interest income:
Service charges on deposit accounts	856	833	1,665	1,566
Fees for other customer services	720	575	1,325	1,055
Title fee income	470	263	693	467
Net securities gains	1,721	135	1,993	135
Other operating income	33	19	77	56
Total non interest income	3,800	1,825	5,753	3,279

Non interest expense:
Salaries and employee benefits	5,262	4,399	10,373	8,574
Net occupancy expense	805	743	1,595	1,505
Furniture and fixture expense	264	308	562	614
FDIC assessments	180	193	352	501
Acquisition costs	—	386	—	619
Amortization of core deposit intangible	17	8	35	8
Cost of extinguishment of debt	—	—	158	—
Other operating expenses	2,039	1,747	3,713	3,371
Total non interest expense	8,567	7,784	16,788	15,192

Income before income taxes	4,538	3,602	8,845	6,732
Income tax expense	1,475	1,126	2,843	2,096
Net income	$3,063	$2,476	$6,002	$4,636
Basic earnings per share	$0.36	$0.38	$0.71	$0.71
Diluted earnings per share	$0.36	$0.38	$0.71	$0.71

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$3,063	$2,476	$6,002	$4,636
Other comprehensive income (loss):
Change in unrealized net gains on securities available for sale, net of reclassification and deferred income tax effects	(1,162)	1,564	(1,588)	1,027
Adjustment to pension liability, net of deferred income taxes	43	21	87	42
Unrealized loss on cash flow hedge, net of deferred income taxes	(20)	—	(20)	—
Total other comprehensive income (loss)	(1,139)	1,585	(1,521)	1,069
Comprehensive income	$1,924	$4,061	$4,481	$5,705

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2012	$84	$54,034	$52,228	$(1,787)	$2,428	$106,987
Net income			6,002			6,002
Shares issued under the dividend reinvestment plan (“DRP”)	2	4,385		7		4,394
Stock awards granted		(717)		717		—
Stock awards forfeited		4		(4)		—
Vesting of stock awards				(88)		(88)
Tax effect of stock plans		(10)				(10)
Share based compensation expense		699				699
Cash dividend declared, $0.46 per share			(3,875)			(3,875)
Other comprehensive income, net of deferred income taxes					(1,521)	(1,521)
Balance at June 30, 2012	$86	$58,395	$54,355	$(1,155)	$907	$112,588

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	$64	$20,946	$46,463	$(3,520)	$1,767	$65,720
Net income			4,636			4,636
Shares issued under the dividend reinvestment plan (“DRP”)	1	1,792		5		1,798
Shares issued in the acquisition of Hampton State Bank (273,476 shares)	3	5,847				5,850
Stock awards granted		(486)		486		—
Stock awards forfeited		37		(37)		—
Vesting of stock awards				(61)		(61)
Tax effect of stock plans		(1)				(1)
Share based compensation expense		512				512
Cash dividend declared, $0.23 per share			(1,477)			(1,477)
Other comprehensive income, net of deferred income taxes					1,069	1,069
Balance at June 30, 2011	$68	$28,647	$49,622	$(3,127)	$2,836	$78,046

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net Income	$6,002	$4,636
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,325	1,600
Depreciation and amortization	862	908
Net amortization on securities	2,135	1,055
Amortization of core deposit intangible	35	8
Share based compensation expense	699	512
Net securities gains	(1,993)	(135)
Increase in accrued interest receivable	(89)	(417)
Decrease (increase) in other assets	123	(59)
Increase in accrued expenses and other liabilities	665	1,918
Net cash provided by operating activities	11,764	10,026

Cash flows from investing activities:
Purchases of securities available for sale	(220,313)	(108,124)
Purchases of securities, restricted	(15,500)	(140)
Purchases of securities held to maturity	(55,097)	(38,689)
Proceeds from sales of securities available for sale	63,807	14,084
Redemption of securities, restricted	14,332	225
Maturities, calls and principal payments of securities available for sale	148,563	56,680
Maturities, calls and principal payments of securities held to maturity	50,314	33,493
Net increase in loans	(64,695)	(47,280)
Purchase of premises and equipment	(1,684)	(599)
Net cash acquired in business combination	—	2,309
Net cash used in investing activities	(80,273)	(88,041)

Cash flows from financing activities:
Net increase in deposits	42,339	98,411
Net decrease in federal funds purchased and FHLB overnight borrowings	—	(7,000)
Net increase (decrease) in FHLB term advances	15,000	(5,016)
Net decrease in repurchase agreements	(4,580)	(173)
Net proceeds from issuance of common stock	4,394	1,798
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(88)	(61)
Excess tax expense from share based compensation	(10)	(1)
Cash dividends paid	(3,875)	(2,944)
Net cash provided by financing activities	53,180	85,014

Net (decrease) increase in cash and cash equivalents	(15,329)	6,999
Cash and cash equivalents at beginning of period	79,546	22,918
Cash and cash equivalents at end of period	$64,217	$29,917

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$3,856	$3,695
Income tax	$1,415	$820

Noncash investing and financing activities:
Securities which settled in the subsequent period	$6,871	$—

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$—	$66,566
Fair value of liabilities assumed	$—	$65,059

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The computation of EPS for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended,		Six months ended,
	June 30,		June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net Income	$3,063	$2,476	$6,002	$4,636
Less: Dividends paid on and earnings allocated to participating securities	(79)	(73)	(156)	(137)
Income attributable to common stock	$2,984	$2,403	$5,846	$4,499

Weighted average common shares outstanding, including participating securities	8,576	6,563	8,511	6,488
Less: weighted average participating securities	(224)	(192)	(224)	(192)
Weighted average common shares outstanding	8,352	6,371	8,287	6,296
Basic earnings per common share	$0.36	$0.38	$0.71	$0.71

Income attributable to common stock	$2,984	$2,403	$5,846	$4,499

Weighted average common shares outstanding	8,352	6,371	8,287	6,296
Weighted average common equivalent shares outstanding	1	1	1	1
Weighted average common and equivalent shares outstanding	8,353	6,372	8,288	6,297
Diluted earnings per common share	$0.36	$0.38	$0.71	$0.71

There were 49,737 and 52,123 options outstanding at June 30, 2012 and June 30, 2011, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at June 30, 2012, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

3. STOCK BASED COMPENSATION PLANS

The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this Plan under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 718 and 505. On May 4, 2012, the stockholders of the Company approved the Company’s 2012 Stock-Based Incentive Plan. The plan provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company.

No new grants of stock options were awarded during the six months ended June 30, 2012 and June 30, 2011.  There was no compensation expense attributable to stock options for the six months ended June 30, 2012 and June 30, 2011, because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  No stock options were exercised during the first six months of 2012 and 2011. The intrinsic value of options outstanding and exercisable at June 30, 2012 and June 30, 2011 was $17,000 and $12,000, respectively.

A summary of the status of the Company’s stock options as of and for the six months ended June 30, 2012 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, December 31, 2011	54,223	$25.05
Granted	—	—
Exercised	—	—
Forfeited	(2,386)	$25.27
Expired	—	—
Outstanding, June 30, 2012	51,837	$25.04	3.83 years	$17
Vested and Exercisable, June 30, 2012	51,837	$25.04	3.83 years	$17

	Number of	Exercise
Range of Exercise Prices	Options	Price
	2,100	$15.47
	4,872	$24.00
	39,659	$25.25
	3,000	$26.55
	2,206	$30.60
	51,837

During the six months ended June 30, 2012 and 2011, respectively, restricted stock awards of 21,993 and 13,688 shares were granted. These awards vest over approximately five years with a third vesting after years three, four and five. Compensation expense attributable to restricted stock awards was $293,000 and $620,000 for the three and six months ended June 30, 2012, respectively, and $220,000 and $447,000 for the three and six months ended June 30, 2011, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the six months ended June 30, 2012 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2011	211,371	$21.56
Granted	21,993	$19.82
Vested	(30,100)	$21.44
Forfeited	(150)	$20.32
Unvested, June 30, 2012	203,114	$21.39

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $40,000 and $79,000 for the three and six months ended June 30, 2012, respectively, and $33,000 and $65,000 for the three and six months ended June 30, 2011, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$108,856	$1,054	$—	$109,910
State and municipal obligations	62,549	1,390	(70)	63,869
U.S. GSE residential mortgage-backed securities	29,907	2,007	—	31,914
U.S. GSE residential collateralized mortgage obligations	219,099	2,729	(289)	221,539
U.S. GSE commercial collateralized mortgage obligations (1)	9,159	225	—	9,384
Non Agency commercial mortgage-backed securities	5,069	—	(7)	5,062
Other Asset-backed securities	7,979	—	(164)	7,815
Total available for sale	442,618	7,405	(530)	449,493

Held to maturity:
U.S. GSE securities	10,491	41	—	10,532
State and municipal obligations	96,416	2,004	(31)	98,389
U.S. GSE residential collateralized mortgage obligations	37,299	856	(10)	38,145
U.S. GSE commercial mortgage-backed securities	5,953	148	—	6,101
U.S. GSE commercial collateralized mortgage obligations	4,974	212	—	5,186
Corporate Bonds	22,789	107	(905)	21,991
Total held to maturity	177,922	3,368	(946)	180,344
Total securities	$620,540	$10,773	$(1,476)	$629,837

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$130,708	$968	$(2)	$131,674
State and municipal obligations	52,861	1,366	(8)	54,219
U.S. GSE residential mortgage-backed securities	67,317	3,667	—	70,984
U.S. GSE residential collateralized mortgage obligations	175,878	3,493	(46)	179,325
U.S. GSE commercial collateralized mortgage obligations (1)	5,167	70	—	5,237
Total available for sale	431,931	9,564	(56)	441,439

Held to maturity:
State and municipal obligations	104,314	2,048	(5)	106,357
U.S. GSE residential collateralized mortgage obligations	42,081	1,104	(21)	43,164
Corporate Bonds	22,758	3	(1,330)	21,431
Total held to maturity	169,153	3,155	(1,356)	170,952
Total securities	$601,084	$12,719	$(1,412)	$612,391

(1)                U.S. GSE commercial collateralized mortgage obligations represent securities with multi-family mortgage loans as the collateral.

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at June 30, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$16,584	$16,699
One to five years	62,437	63,846
Five to ten years	105,846	107,322
Beyond ten years	257,751	261,626
Total	$442,618	$449,493

Held to maturity:
Within one year	$46,915	$46,998
One to five years	37,894	38,090
Five to ten years	33,731	33,796
Beyond ten years	59,382	61,460
Total	$177,922	$180,344

Securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
June 30, 2012		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
State and municipal obligations	$16,529	$70	$—	$—
U.S. GSE residential collateralized mortgage obligations	58,633	289	—	—
Non Agency commercial mortgage-backed securities	5,062	7
Other Asset-backed securities	7,815	164
Total available for sale	88,039	530	—	—

Held to maturity:
State and municipal obligations	17,407	31	—	—
U.S. GSE residential collateralized mortgage obligations	4,307	10	—	—
Corporate Bonds	4,803	197	12,292	708
Total held to maturity	$26,517	$238	$12,292	$708

	Less than 12 months		Greater than 12 months
December 31, 2011		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$7,196	$2	$—	$—
State and municipal obligations	4,283	8	—	—
U.S. GSE residential collateralized mortgage obligations	7,672	46	—	—
Total available for sale	$19,151	$56	$—	$—

Held to maturity:
State and municipal obligations	7,011	5	—	—
U.S. GSE residential collateralized mortgage obligations	4,810	21	—	—
Corporate Bonds	4,664	336	12,006	994
Total held to maturity	$16,485	$362	$12,006	$994

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

At June 30, 2012, the majority of unrealized losses on available for sale securities are related to the Company’s U.S. GSE residential collateralized mortgage obligations and the majority of unrealized losses on held to maturity securities are related to corporate bonds.  The decrease in fair value of the U.S. GSE residential collateralized mortgage obligations and the corporate bond portfolio is attributable to changes in interest rates and not credit quality.  Each issuer of corporate bonds has maintained their well capitalized status and continues to be reviewed periodically.  The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Proceeds from sales of securities available for sale were $60.5 million and $14.1 million for the three months ended June 30, 2012 and 2011, respectively. Proceeds from sales of securities available for sale were $63.8 million and $14.1 million for the six months ended June 30, 2012 and 2011, respectively. Gross gains of $1.7 million and $0.1 million were realized on these sales during the three months ended June 30, 2012 and 2011, respectively. Gross gains of $2.0 million and $0.1 million were realized on these sales during the six months ended June 30, 2012 and 2011, respectively. Proceeds from calls of securities were $62.9 million and $17.2 million for the three months ended June 30, 2012 and 2011, respectively. Proceeds from calls of securities were $108.5 million and $27.2 million for the six months ended June 30, 2012 and 2011, respectively.

Securities having a fair value of approximately $266.2 million and $287.8 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Bank did not hold any trading securities during the six months ended June 30, 2012 or the year ended December 31, 2011.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $2.8 million in FHLB, ACBB and FRB stock at June 30, 2012 and approximately $1.7 million at December 31, 2011. These amounts were reported as restricted securities in the consolidated balance sheets.

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

Derivatives: Represents an interest rate swap and the estimated fair values are based on valuation models using observable market data as of measurement date (Level 2).

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, the Credit Administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  On a quarterly basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.  The most recent analysis performed indicated that a discount of 1-5% should be applied to residential properties with appraisals performed within 12 months and an appreciation of 16-18% should be applied to commercial properties with appraisals performed within 12 months.

Loans Held For Sale:  Loans held for sale are carried at the lower of cost or fair values.  The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 3).

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		June 30, 2012 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$109,910		$109,910
State and municipal obligations	63,869		63,869
U.S. GSE residential mortgage-backed securities	31,914		31,914
U.S. GSE residential collateralized mortgage obligations	221,539		221,539
U.S. GSE commercial collateralized mortgage obligations (1)	9,384		9,384
Non Agency commercial mortgage-backed securities	5,062		5,062
Other Asset backed securities	7,815		7,815
Total available for sale	$449,493		$449,493

Derivatives	$(34)		$(34)

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$131,674		$131,674
State and municipal obligations	54,219		54,219
U.S. GSE residential mortgage-backed securities	70,984		70,984
U.S. GSE residential collateralized mortgage obligations	179,325		179,325
U.S. GSE commercial collateralized mortgage obligations (1)	5,237		5,237
Total available for sale	$441,439		$441,439

(1)        U.S. GSE commercial collateralized mortgage obligations represent securities with multi-family mortgage loans as the collateral.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
June 30, 2012 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$262			$262

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,868			$1,868
Loans held for sale	2,300			2,300

Impaired loans with allocated allowance for loan losses at June 30, 2012, had a carrying amount of $0.3 million, which is made up of the outstanding balance of $0.8 million, net of a valuation allowance of $0.5 million. This resulted in an additional provision for loan losses of $0.3 million that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2011, had a carrying amount of $1.9 million, which is made up of the outstanding balance of $2.1 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the income statement.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of June 30, 2012 and December 31, 2011.

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

The estimated fair values and recorded carrying amounts of the Bank’s financial instruments at June 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at
		June 30, 2012 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$29,034	$29,034	$—	$—	$29,034
Interest bearing deposits with banks	35,183	—	35,183	—	35,183
Securities available for sale	449,493	—	449,493	—	449,493
Securities restricted	2,828	n/a	n/a	n/a	n/a
Securities held to maturity	177,922	—	180,344	—	180,344
Loans, net	664,976	—	—	695,024	695,024
Accrued interest receivable	5,029	—	2,797	2,232	5,029

Financial liabilities:
Certificates of deposit	176,585		178,184	—	178,184
Demand and other deposits	1,053,939	1,053,939	—	—	1,053,939
Federal Home Loan Bank term advances	15,000	—	15,017	—	15,017
Repurchase agreements	12,317	—	13,101	—	13,101
Junior Subordinated Debentures	16,002	—	—	17,283	17,283
Accrued interest payable	233	11	222	—	233

	At December 31, 2011
	Carrying	Fair
(In thousands)	Amount	Value
Financial assets:
Cash and due from banks	$25,921	$25,921
Interest bearing deposits with banks	53,625	53,625
Securities available for sale	441,439	441,439
Securities restricted	1,660	n/a
Securities held to maturity	169,153	170,952
Loans, net	603,606	632,616
Accrued interest receivable	4,940	4,940

Financial liabilities:
Demand and other deposits	1,188,185	1,190,080
Repurchase agreements	16,897	17,990
Junior Subordinated Debentures	16,002	16,915
Accrued interest payable	319	319

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	June 30, 2012	December 31, 2011
Commercial real estate mortgage loans	$303,345	$283,917
Multi-family mortgage loans	50,508	21,402
Residential real estate mortgage loans	142,760	141,027
Commercial, financial, and agricultural loans	132,229	116,319
Real estate-construction and land loans	40,232	40,543
Installment/consumer loans	9,152	8,565
Total loans	678,226	611,773
Net deferred loan costs and fees	306	370
	678,532	612,143
Allowance for loan losses	(13,556)	(10,837)
Net loans	$664,976	$601,306

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

The following table represents loans by class categorized by internally assigned risk grades as of June 30, 2012 and December 31, 2011:

	Grades:
June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$110,166	$11,065	10,491	$—	$131,722
Non-owner occupied	143,793	9,243	2,943	—	155,979
Multi-Family	50,508	—	—	—	50,508
Residential real estate:
First lien	72,904	—	1,343	1,121	75,368
Home equity	56,402	578	1,689	—	58,669
Commercial:
Secured	56,855	2,210	5,562	—	64,627
Unsecured	63,030	1,252	1,165	16	65,463
Real estate construction and land loans	36,008	—	3,170	250	39,428
Installment/consumer loans	8,452	195	114	—	8,761
Total loans	$598,118	$24,543	$26,477	$1,387	$650,525

Acquired loans
Commercial real estate:
Owner occupied	$11,950	$402	$449	$—	$12,801
Non-owner occupied	2,354	489	—	—	2,843
Multi-Family	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—
Home equity	8,723	—	—	—	8,723
Commercial:
Secured	732	—	117	—	849
Unsecured	1,096	163	31	—	1,290
Real estate construction and land loans	523	—	281	—	804
Installment/consumer loans	391	—	—	—	391
Total loans	$25,769	$1,054	$878	$—	$27,701

Total loans
Commercial real estate:
Owner occupied	$122,116	$11,467	$10,940	$—	$144,523
Non-owner occupied	146,147	9,732	2,943	—	158,822
Multi-Family	50,508	—	—	—	50,508
Residential real estate:
First lien	72,904	—	1,343	1,121	75,368
Home equity	65,125	578	1,689	—	67,392
Commercial:
Secured	57,587	2,210	5,679	—	65,476
Unsecured	64,126	1,415	1,196	16	66,753
Real estate construction and land loans	36,531	—	3,451	250	40,232
Installment/consumer loans	8,843	195	114	—	9,152
Total loans	$623,887	$25,597	$27,355	$1,387	$678,226

	Grades:
December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$107,659	$14,752	$9,433	$—	$131,844
Non-owner occupied	123,602	8,950	2,982	—	135,534
Multi-Family	21,402	—	—	—	21,402
Residential real estate:
First lien	64,725	—	1,351	1,223	67,299
Home equity	61,075	584	1,972	225	63,856
Commercial:
Secured	50,671	4,135	3,090	—	57,896
Unsecured	51,253	1,435	1,080	9	53,777
Real estate construction and land loans	35,979	—	4,050	250	40,279
Installment/consumer loans	7,689	264	18	—	7,971
Total loans	$524,055	$30,120	$23,976	$1,707	$579,858

Acquired loans
Commercial real estate:
Owner occupied	$13,003	$223	$406	$—	$13,632
Non-owner occupied	2,414	493	—	—	2,907
Multi-Family	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—
Home equity	9,872	—	—	—	9,872
Commercial:
Secured	2,015	123	118	—	2,256
Unsecured	2,168	178	44	—	2,390
Real estate construction and land loans	—	—	264	—	264
Installment/consumer loans	594	—	—	—	594
Total loans	$30,066	$1,017	$832	$—	$31,915

Total loans
Commercial real estate:
Owner occupied	$120,662	$14,975	$9,839	$—	$145,476
Non-owner occupied	126,016	9,443	2,982	—	138,441
Multi-Family	21,402	—	—	—	21,402
Residential real estate:
First lien	64,725	—	1,351	1,223	67,299
Home equity	70,947	584	1,972	225	73,728
Commercial:
Secured	52,686	4,258	3,208	—	60,152
Unsecured	53,421	1,613	1,124	9	56,167
Real estate construction and land loans	35,979	—	4,314	250	40,543
Installment/consumer loans	8,283	264	18	—	8,565
Total loans	$554,121	$31,137	$24,808	$1,707	$611,773

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by class of loans, as defined by ASC 310-10:

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$87	$—	$—	$432	$519	$131,203	$131,722
Non-owner occupied	—	—	—	—	—	155,979	155,979
Multi-Family	—	—	—	—	—	50,508	50,508
Residential real estate:
First lien	489	—	—	1,121	1,610	73,758	75,368
Home equity	877	—	—	1,061	1,938	56,731	58,669
Commercial:
Secured	—	123	—	246	369	64,258	64,627
Unsecured	226	17	—	229	472	64,991	65,463
Real estate construction and land loans	—	—	—	250	250	39,178	39,428
Installment/consumer loans	1	—	—	—	1	8,760	8,761
Total loans	$1,680	$140	$—	$3,339	$5,159	$645,366	$650,525

Acquired loans
Commercial real estate:
Owner occupied	$—	$—	$448	$—	$448	$12,353	$12,801
Non-owner occupied	—	—	—	—	—	2,843	2,843
Multi-Family	—	—	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	8,723	8,723
Commercial:
Secured	13	—	—	—	13	836	849
Unsecured	—	—	—	—	—	1,290	1,290
Real estate construction and land loans	—	—	—	—	—	804	804
Installment/consumer loans	4	—	—	—	4	387	391
Total loans	$17	$—	$448	$—	$465	$27,236	$27,701

Total loans
Commercial real estate:
Owner occupied	$87	$—	$448	$432	$967	$143,556	$144,523
Non-owner occupied	—	—	—	—	—	158,822	158,822
Multi-Family	—	—	—	—	—	50,508	50,508
Residential real estate:
First lien	489	—	—	1,121	1,610	73,758	75,368
Home equity	877	—	—	1,061	1,938	65,454	67,392
Commercial:
Secured	13	123	—	246	382	65,094	65,476
Unsecured	226	17	—	229	472	66,281	66,753
Real estate construction and land loans	—	—	—	250	250	39,982	40,232
Installment/consumer loans	5	—	—	—	5	9,147	9,152
Total loans	$1,697	$140	$448	$3,339	$5,624	$672,602	$678,226

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Originated loans
Commercial real estate:
Owner occupied	$485	$1,281	$—	$449	$2,215	$129,629	$131,844
Non-owner occupied	—	—	—	—	—	135,534	135,534
Multi-Family	—	—	—	—	—	21,402	21,402
Residential real estate:
First lien	—	—	—	1,561	1,561	65,738	67,299
Home equity	448	255	—	1,382	2,085	61,771	63,856
Commercial:
Secured	—	—	—	479	479	57,417	57,896
Unsecured	—	53	—	40	93	53,684	53,777
Real estate construction and land loans	—	—	—	250	250	40,029	40,279
Installment/consumer loans	1	—	—	—	1	7,970	7,971
Total loans	$934	$1,589	$—	$4,161	$6,684	$573,174	$579,858

Acquired loans
Commercial real estate:
Owner occupied	$—	$—	$406	$—	$406	$13,226	$13,632
Non-owner occupied	—	—	—	—	—	2,907	2,907
Multi-Family	—	—	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	9,872	9,872
Commercial:
Secured	—	—	—	—	—	2,256	2,256
Unsecured	—	—	—	—	—	2,390	2,390
Real estate construction and land loans	—	—	—	—	—	264	264
Installment/consumer loans	—	—	5	—	5	589	594
Total loans	$—	$—	$411	$—	$411	$31,504	$31,915

Total loans
Commercial real estate:
Owner occupied	$485	$1,281	$406	$449	$2,621	$142,855	$145,476
Non-owner occupied	—	—	—	—	—	138,441	138,441
Multi-Family	—	—	—	—	—	21,402	21,402
Residential real estate:
First lien	—	—	—	1,561	1,561	65,738	67,299
Home equity	448	255	—	1,382	2,085	71,643	73,728
Commercial:
Secured	—	—	—	479	479	59,673	60,152
Unsecured	—	53	—	40	93	56,074	56,167
Real estate construction and land loans	—	—	—	250	250	40,293	40,543
Installment/consumer loans	1	—	5	—	6	8,559	8,565
Total loans	$934	$1,589	$411	$4,161	$7,095	$604,678	$611,773

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

Impaired Loans

As of June 30, 2012 and December 31, 2011, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.7 million and $9.0 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

The following table represents impaired loans by class at June 30, 2012 and December 31, 2011:

June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,284	$4,339	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,461	1,594	—
Home equity	593	850	—
Commercial:
Secured	369	373	—
Unsecured	—	—	—
Real estate construction and land loans	250	371	—
Installment/consumer loans	—	—	—
Total with no related allowance recorded	$7,873	$8,443	$—

With an allowance recorded:
Residential real estate - Home equity	$468	$473	$236
Commercial - Secured	150	155	154
Commercial - Unsecured	196	215	162
Total with an allowance recorded:	$814	$843	$552

Total:
Commercial real estate:
Owner occupied	$4,284	$4,339	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,461	1,594	—
Home equity	1,061	1,323	236
Commercial:
Secured	519	528	154
Unsecured	196	215	162
Real estate construction and land loans	250	371	—
Installment/consumer loans	—	—	—
Total	$8,687	$9,286	$552

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,163	$4,206	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	338	344	—
Home equity	688	860	—
Commercial:
Secured	533	533	—
Unsecured	—	—	—
Real estate construction and land loans	250	371	—
Installment/consumer loans	—	—	—
Total with no related allowance recorded	$6,888	$7,230	$—

With an allowance recorded:
Residential real estate - First lien	$1,223	$1,329	$76
Residential real estate - Home equity	693	700	29
Commercial - Secured	219	229	162
Total with an allowance recorded:	$2,135	$2,258	$267

Total:
Commercial real estate:
Owner occupied	$4,163	$4,206	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,561	1,673	76
Home equity	1,381	1,560	29
Commercial:
Secured	752	762	162
Unsecured	—	—	—
Real estate construction and land loans	250	371	—
Installment/consumer loans	—	—	—
Total	$9,023	$9,488	$267

The following table represents the average recoded investment and interest income recognized for impaired loans by class for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)	2012		2011
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,312	$44	$3,722	$25
Non-owner occupied	916	15	228	—
Residential real estate:
First lien	1,470	9	1,247	—
Home equity	801	—	607	—
Commercial:
Secured	370	5	150	—
Unsecured	—	—	—	—
Real estate construction and land loans	250	—	3,339	—
Installment/consumer loans	—	—	—	—
Total with no related allowance recorded	$8,119	$73	$9,293	$25

With an allowance recorded:
Residential real estate - Home equity	$471	$—	$942	$—
Commercial - Secured	152		—
Commercial - Unsecured	202	—	239	—
Total with an allowance recorded:	$825	$—	$1,181	$—

Total:
Commercial real estate:
Owner occupied	$4,312	$44	$3,722	$25
Non-owner occupied	916	15	228	—
Residential real estate:
First lien	1,470	9	1,247	—
Home equity	1,272	—	1,549	—
Commercial:
Secured	522	5	150	—
Unsecured	202	—	239	—
Real estate construction and land loans	250	—	3,339	—
Installment/consumer loans	—	—	—	—
Total	$8,944	$73	$10,474	$25

	Six months ended June 30,
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)	2012		2011
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,310	$86	$3,727	$52
Non-owner occupied	916	30	228	—
Residential real estate:
First lien	1,506	15	1,254	—
Home equity	822	—	625	—
Commercial:
Secured	371	10	150	—
Unsecured	—	—	—	—
Real estate construction and land loans	250	—	3,377	—
Installment/consumer loans	—	—	—	—
Total with no related allowance recorded	$8,175	$141	$9,361	$52

With an allowance recorded:
Residential real estate - Home equity	$472	$—	$945	$—
Commercial - Secured	155		—
Commercial - Unsecured	208	—	239	—
Total with an allowance recorded:	$835	$—	$1,184	$—

Total:
Commercial real estate:
Owner occupied	$4,310	$86	$3,727	$52
Non-owner occupied	916	30	228	—
Residential real estate:
First lien	1,506	15	1,254	—
Home equity	1,294	—	1,570	—
Commercial:
Secured	526	10	150	—
Unsecured	208	—	239	—
Real estate construction and land loans	250	—	3,377	—
Installment/consumer loans	—	—	—	—
Total	$9,010	$141	$10,545	$52

The Bank had no foreclosed real estate at June 30, 2012 and December 31, 2011, respectively.

Troubled Debt Restructurings

The terms of certain loans were modified and are considered TDR. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The modification of these loans involved a loan to borrowers who were experiencing financial difficulties.

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

The terms of certain other loans were modified during the quarter ending June 30, 2012 that did not meet the definition of a TDR. These loans have a total recorded investment as of June 30, 2012 of $28.2 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties or did not involve a concession to the borrower.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2012:

For the Six Months Ended
June 30, 2012
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Originated loans
Commercial real estate:
Owner occupied	1	$163	$162
Non-owner occupied	—	—	—
Multi-Family	—	—	—
Residential real estate:
First lien	—	—	—
Home equity	—	—	—
Commercial:
Secured	—	—	—
Unsecured	—	—	—
Real estate construction and land loans	—	—	—
Installment/consumer loans	—	—	—
Total loans	1	$163	$162

There were two loans modified as TDRs for which there was a payment default within twelve months following the modification. These loans have since made the required payments and are current with the terms of the agreements. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of June 30, 2012 and December 31, 2011, the Company had $1.3 million and $2.0 million, respectively of nonaccrual TDR loans. As of June 30, 2012, one of the borrowers with loans totaling $0.2 million is complying with the modified terms of the loans and is currently making payments. Another borrower with loans totaling $1.1 million is past due but currently making payments. The decrease in nonaccrual TDR loans at June 30, 2012 was due to the reclassification of a $0.3 million nonaccrual TDR loan to a performing TDR as the borrower has made six months of consecutive payments in line with the restructured terms.  In addition, there was a charge-off of $0.3 million during the first quarter 2012.  Total nonaccrual TDR loans are secured with collateral that has an appraised value of $1.7 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has six borrowers with performing TDR loans of $5.4 million at June 30, 2012 that are current and secured with collateral that has an appraised value of approximately $15.1 million.  At December 31, 2011, the Company had four borrowers with TDR loans of $4.9 million that were current and secured with collateral that had an appraised value of approximately $11.5 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors.

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2012, December 31, 2011, June 30, 2011, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of June 30, 2012 and December 31, 2011. Additionally, the following tables represent the changes in the allowance for loan losses for the six month period ended June 30, 2012 and 2011, and the twelve month period ended December 31, 2011, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

	For the Three Months Ended June 30, 2012
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Total loans
Allowance for Loan Losses:
Beginning balance	$3,422	$750	$2,288	$3,181	$1,435	$240	$11,316
Charge-offs	—	—	(250)	(26)	—	(9)	(285)
Recoveries	—	—	2	6	—	17	25
Provision	1,025	299	839	409	(107)	35	2,500
Ending Balance	$4,447	$1,049	$2,879	$3,570	$1,328	$283	$13,556

	For the Six Months Ended June 30, 2012
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Originated loans
Allowance for Loan Losses:
Beginning balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837
Charge-offs	—	—	(550)	(102)	—	(13)	(665)
Recoveries	—	—	3	36	—	20	59
Provision	917	654	1,146	741	(137)	4	3,325
Ending Balance	$4,447	$1,049	$2,879	$3,570	$1,328	$283	$13,556

Ending balance: individually evaluated for impairment	$—	$—	$236	$316	$—	$—	$552

Ending balance: collectively evaluated for impairment	$4,447	$1,049	$2,643	$3,254	$1,328	$283	$13,004

Loans	$287,701	$50,508	$134,037	$130,090	$39,428	$8,761	$650,525

Ending balance: individually evaluated for impairment	$5,200	$—	$2,522	$715	$250	$—	$8,687

Ending balance: collectively evaluated for impairment	$282,501	$50,508	$131,515	$129,375	$39,178	$8,761	$641,838

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Acquired loans
Allowance for Loan Losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	—	—	—	—	—	—	—
Ending Balance	$—	—	$—	$—	$—	$—	$—

Ending balance: individually evaluated for impairment	$—	—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Loans	$15,644	$—	$8,723	$2,139	$804	$391	$27,701

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$14,962	$—	$8,723	$1,942	$522	$391	$26,540

Ending balance: loans acquired with deteriorated credit quality (1)	$682	$—	$—	$197	$282	$—	$1,161

	For the Six Months Ended June 30, 2012
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Total loans
Allowance for Loan Losses:
Beginning balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837
Charge-offs	—	—	(550)	(102)	—	(13)	(665)
Recoveries	—	—	3	36	—	20	59
Provision	917	654	1,146	741	(137)	4	3,325
Ending Balance	$4,447	1,049	2,879	3,570	1,328	283	$13,556

Ending balance: individually evaluated for impairment	$—	$—	$236	$316	$—	$—	$552

Ending balance: collectively evaluated for impairment	$4,447	$1,049	$2,643	$3,254	$1,328	$283	$13,004

Loans	$303,345	$50,508	$142,760	$132,229	$40,232	$9,152	$678,226

Ending balance: individually evaluated for impairment	$5,200	$—	$2,522	$715	$250	$—	$8,687

Ending balance: collectively evaluated for impairment	$297,463	$50,508	$140,238	$131,317	$39,700	$9,152	$668,378

Ending balance: loans acquired with deteriorated credit quality 1)	$682	$—	$—	$197	$282	$—	$1,161

(1) Includes loans acquired on May 27, 2011 from Hamptons State Bank.

	For the Twelve Months Ended December 31, 2011
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Originated loans
Allowance for Loan Losses:
Beginning balance	$3,310	$133	$1,642	$2,804	$185	$423	$8,497
Charge-offs	—	—	(259)	(372)	(864)	(186)	(1,681)
Recoveries	—	—	6	96	—	19	121
Provision	220	262	891	367	2,144	16	3,900
Ending Balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837

Ending balance: individually evaluated for impairment	$—	$—	$105	$162	$—	$—	$267

Ending balance: collectively evaluated for impairment	$3,530	$395	$2,175	$2,733	$1,465	$272	$10,570

Loans	$267,378	$21,402	$131,155	$111,673	$40,279	$7,971	$579,858

Ending balance: individually evaluated for impairment	$5,079	$—	$2,942	$752	$250	$—	$9,023

Ending balance: collectively evaluated for impairment	$262,299	$21,402	$128,213	$110,921	$40,029	$7,971	$570,835

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Acquired loans
Allowance for Loan Losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	—	—	—	—	—	—	—
Ending Balance	$—	—	$—	$—	$—	$—	$—

Ending balance: individually evaluated for impairment	$—	—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Loans	$16,539	$—	$9,872	$4,646	$264	$594	$31,915

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$15,903	$—	$9,872	$4,443	$—	$594	$30,812

Ending balance: loans acquired with deteriorated credit quality (1)	$636	$—	$—	$203	$264	$—	$1,103

	For the Twelve Months Ended December 31, 2011
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Total loans
Allowance for Loan Losses:
Beginning balance	$3,310	$133	$1,642	$2,804	$185	$423	$8,497
Charge-offs	—	—	(259)	(372)	(864)	(186)	(1,681)
Recoveries	—	—	6	96	—	19	121
Provision	220	262	891	367	2,144	16	3,900
Ending Balance	$3,530	395	2,280	2,895	1,465	272	$10,837

Ending balance: individually evaluated for impairment	$—	$—	$105	$162	$—	$—	$267

Ending balance: collectively evaluated for impairment	$3,530	$395	$2,175	$2,733	$1,465	$272	$10,570

Loans	$283,917	$21,402	$141,027	$116,319	$40,543	$8,565	$611,773

Ending balance: individually evaluated for impairment	$5,079	$—	$2,942	$752	$250	$—	$9,023

Ending balance: collectively evaluated for impairment	$278,202	$21,402	$138,085	$115,364	$40,029	$8,565	$601,647

Ending balance: loans acquired with deteriorated credit quality (1)	$636	$—	$—	$203	$264	$—	$1,103

(1) Includes loans acquired on May 27, 2011 from Hamptons State Bank.

	For the Three Months Ended June 30, 2011
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Total loans
Allowance for Loan Losses:
Beginning balance	$3,329	$186	$2,375	$2,463	$368	$294	$9,015
Charge-offs	—	—	(71)	(205)	(150)	(10)	(436)
Recoveries	—	—	1	7	—	7	15
Provision	(406)	204	139	672	356	(66)	900
Ending Balance	$2,923	$390	$2,444	$2,938	$500	$299	$9,494

	For the Six months Ended June 30, 2011
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Total loans
Allowance for Loan Losses:
Beginning balance	$3,310	$133	$1,642	$2,804	$185	$423	$8,497
Charge-offs	—	—	(159)	(226)	(150)	(100)	(635)
Recoveries	—	—	3	18	—	11	32
Provision	(387)	257	958	342	465	(35)	1,600
Ending Balance	$2,923	$390	$2,444	$2,938	$500	$299	$9,494

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

There were no contributions made to the pension plan or the SERP during the six months ended June 30, 2012. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $56,000 during the six months ended June 30, 2012.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended June 30,				Six months ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$281	$229	$30	$27	$563	$456	$60	$54
Interest cost	126	121	13	14	252	240	26	28
Expected return on plan assets	(247)	(189)	—	—	(494)	(377)	—	—
Amortization of net loss	62	25	—	—	124	50	—	—
Amortization of unrecognized prior service cost	3	2	—	—	5	4	—	—
Amortization of unrecognized transition (asset) obligation	—	—	7	7	—	—	14	14
Net periodic benefit cost	$225	$188	$50	$48	$450	$373	$100	$96

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 2012, December 31, 2011 and June 30, 2011, securities sold under agreements to repurchase totaled $12.3 million, $16.9 million, and $16.2 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $16.7 million, $22.5 million and $23.3 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $2.3 million maturing during the third quarter of 2012, and $10.0 million maturing during the first quarter of 2015.  At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the six months ended		For the year ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	December 31, 2011
Average daily balance	$13,155	$16,335	$16,715
Average interest rate	3.12%	3.31%	3.23%
Maximum month-end balance	$16,722	$16,332	$17,469
Weighted average interest rate	3.11%	3.26%	3.18%

10. FEDERAL HOME LOAN BANK ADVANCES

As of June 30, 2012, there was one term advance outstanding from the Federal Home Loan Bank for $15.0 million with a fixed interest rate of 0.43% that will mature during the third quarter of 2012.  The borrowing was collateralized by a blanket lien on residential mortgages.  There were no overnight borrowings outstanding from the Federal Home Loan Bank as of June 30, 2012, June 30, 2011 or December 31, 2011.

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

The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability. The Debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Consistent with regulatory requirements, the interest payments may be deferred for up to five years, and are cumulative. The Debentures have the same prepayment provisions as the TPS.

The Debentures are included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

12. DERIVATIVES

The Company utilized interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

An interest rate swap with a notional amount totaling $15.0 million was entered into on June 28, 2012 and was designated as a cash flow hedge of certain Federal Home Loan Bank advances. The swap was determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swap.

Summary information about the interest rate swap designated as a cash flow hedge as of June 30, 2012 is as follows:

For the six months ended
(Dollars in thousands)	June 30, 2012
Notional amounts	$15,000
Weighted average pay rates	0.99%
Weighted average receive rates	0.46%
Weighted average maturity	4.99 years
Unrealized gains (losses)	$(34)

Interest expense recorded on this swap transaction totaled $655 for the six months ended June 30, 2012 and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the six months ended June 30, 2012.

2012
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	non interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(20)	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheet as of June 30, 2012:

	2012
	Notional	Fair
(In thousands)	Amount	Value
Included in other assets:
Interest rate swap related to FHLB Advance	$15,000	$(34)

13.  BUSINESS COMBINATIONS

On February 8, 2011, the Company announced a definitive merger agreement under which the Bank would acquire Hamptons State Bank (“HSB”). The HSB transaction closed on May 27, 2011 resulting in the addition of total acquired assets on a fair value basis of $68.9 million, with loans of $38.9 million, investment securities of $24.2 million and deposits of $56.9 million. The transaction augments the Bank’s franchise in eastern Long Island and the combined entity serves customers through a network of 21 branches. Under the terms of the Agreement, each share of Hamptons State Bank common stock was converted into 0.3434 shares of the Company’s common stock. The Company issued approximately 273,500 shares, with an aggregate value of $5.85 million and recorded goodwill of $2.03 million which is not tax deductible for tax purposes.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  The operating results of the Company for the six month period ended June 30, 2012, include the operating results of HSB.

The following summarizes the finalized fair value of the assets acquired and liabilities assumed on May 27, 2011:

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

14.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

In September 2011, the FASB issued Accounting Standards Update No. 2011-8, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-8”). ASU 2011-8 clarifies the guidance for goodwill impairment testing by allowing companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The company would not be required to calculate the fair value of a reporting unit unless the company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-8 includes a number of events and circumstances for companies to consider in conducting the qualitative assessment. ASU 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company has early adopted ASU 2011-8 for its annual impairment test for the year ended December 31, 2011 and it did not have a material impact on the Company.

In June 2011, the FASB issued Accounting Standards Update No.2011-5, “Comprehensive Income (Topic 220)” (“ASU 2011-5”). ASU 2011-5 gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of ASU 2011-5 did not have a material impact on the Company and the relevant disclosures were included in this document.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2011-4, “Fair Value Measurement and Disclosures (Topic 820)” (“ASU 2011-4”). ASU 2011-4 clarifies the guidance for determining fair value including some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with current accounting guidance. ASU 2011-4 is effective for interim and annual reporting periods ending on or after December 15, 2011. Adoption of AUS 2011-4 did not have a material impact on the Company and the relevant disclosures were included in this document.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; a failure to realize or an unexpected delay in realizing, the growth opportunities and cost savings anticipated from the HSB merger; an unexpected increase in operating costs, customer losses and business disruptions; following the HSB merger; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and other factors discussed elsewhere in this report and factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011 and in quarterly and other reports filed by the Company with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Who We Are and How We Generate Income

Bridge Bancorp, Inc. (the “Company”), a New York corporation, is a bank holding company formed in 1989.  On a parent-only basis, the Company has had minimal results of operations.  The Company is dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (the “Bank”), its own earnings, additional capital raised, and borrowings as sources of funds.  The information in this report reflects principally the financial condition and results of operations of the Bank.  The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings.  The Bank also generates non interest income, such as fee income on deposit accounts, merchant credit and debit card processing programs, investment services, income from its title abstract subsidiary, and net gains on sales of securities and loans.  The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income.  Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation.

Principal Products and Services and Locations of Operations

The Bank operates twenty one branches in Suffolk County on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For a century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgage loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA, FHLMC and non agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (7) New York State and local municipal obligations; and (8) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing up to $50.0 million of FDIC insurance to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Significant Events

On June 27, 2012, the Company filed a new registration statement (the “Registration Statement”) with the Securities and Exchange Commission to continue the Company’s Dividend Reinvestment Plan (the “Plan”).  An additional 800,000 shares of common stock were registered and may be sold to the Company’s stockholders under the Plan.  As of June 26, 2012, the Company had issued approximately 541,103 of the 600,000 shares originally registered for sale pursuant to the Plan when it was adopted in 2009.

Quarterly Highlights

•                  Net income of $3.1 million and $0.36 per diluted share for the second quarter 2012 compared to $2.5 million or $0.38 per diluted share for the second quarter of 2011. The Company’s net income and earnings per share for the second quarter 2011 included $0.3 million in acquisition costs, net of tax, associated with the HSB merger, which closed in May 2011.

•                  Returns on average assets and equity were 0.87% and 11.55%, respectively.

•                  Net interest income increased to $11.8 million for the second quarter of 2012 compared to $10.5 million in 2011.

•                  Net interest margin was 3.63% for the second quarter of 2012 compared to 4.00% for the 2011 period.

•                  Total loans at June 30, 2012 of $678.5 million increased $66.4 million or 10.9% over December 31, 2011 and increased $88.7 million or 15.1% over June 30, 2011.

•                  Total assets of $1.40 billion at June 30, 2012, increased $64.8 million or 4.8% compared to December 31, 2011 and increased $209.1 million or 17.5% compared to June 30, 2011.

•                  Deposits of $1.23 billion increased $42.3 million or 3.6% over December 31, 2011 and increased $158.2 million or 14.8% compared to June 30, 2011 levels.

•                  Allowance for loan losses was 2.00% of total loans as of June 30, 2012 compared to 1.77% at December 31, 2011 and 1.61% at June 30, 2011.

•                  Tier 1 Capital increased $36.4 million or 40.9% to $125.5 million as of June 30, 2012, compared to June 30, 2011.

•                  A cash dividend of $0.23 per share was declared in July 2012 for the second quarter.

Current Environment

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed by the President. The Act permanently raised the current standard maximum deposit insurance amount to $250,000. Section 331(b) of the Dodd-Frank Act required the FDIC to change the definition of the assessment base from which assessment fees are determined. The new definition for the assessment base is the average consolidated total assets of the insured depository institution less the average tangible equity of the insured depository institution. The new methodology became effective on April 1, 2011 and the Company recorded a reduction in its FDIC assessment fees of $0.4 million in 2011. The financial reform legislation, among other things, created a new Consumer Financial Protection Bureau, tightened capital standards and resulted in new regulations that are expected to increase the cost of operations.

On June 12, 2012, the OCC, the Federal Reserve and the FDIC issued proposed rules that would revise capital calculations and requirements. More specifically, the agencies are proposing to revise the risk based and leverage capital requirements consistent with the Basel Committee on Banking Supervision (“Basel III”), implement a new common equity Tier 1 minimum capital requirement, increase the minimum Tier 1 capital requirement, implement a new supplementary leverage ratio, apply limits on capital distributions and certain discretionary incentive payments if the Bank does not hold a specified buffer of common equity Tier 1 capital in addition to the minimum risk based capital requirements, revise the advanced approaches risk based capital rules consistent with Basel III and revise the calculation of risk weighted assets to enhance risk sensitivity.

Since the second half of 2007 and continuing through 2010, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. Various government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points were designed to improve liquidity for the distressed financial markets. The objective of these efforts was to help consumers, reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks. From April 2010 through June 2012 the Federal Reserve decided to maintain the federal funds target rate between 0 and 25 basis points due to a continued national depressed housing market, tight credit markets and as an effort to foster employment. These actions have resulted in a prolonged low interest rate environment reducing yields on interest earning assets and compressing the Company’s net interest margin. In June 2012, the FOMC lowered its expectations for employment and GDP growth.

Growth and service strategies have the potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2007, the Bank has opened eight new branches. The recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. In May 2011, the Bank acquired HSB which increased the Bank’s presence in an existing market with a branch located in the Village of Southampton. In July 2011, the Bank converted the former HSB customers to the Bank’s core operating system. Management spent considerable time ensuring the transition progressed smoothly for HSB’s former customers and shareholders. Management has demonstrated its ability to successfully integrate the former HSB customers and achieve expected cost savings while continuing to execute its business strategy. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

Challenges and Opportunities

Despite fiscal and monetary policy initiatives implemented to combat the recession, many signs still point toward economic weakness. The recovery has been tepid with a continuing overhang of foreclosed homes and a marked lack of job creation. This prolonged period of deleveraging, after the debt fueled expansion of the mid 2000’s, has been difficult for many, both in economic and personal terms. Locally, foreclosure rates in Nassau and Suffolk counties have increased sharply over the prior year and the unemployment rate on Long Island has risen compared to 2011.

It is against this challenging backdrop that management operates and oversees the Company. The absolute level of interest rates and the potential for them to remain at or near historic lows, for an extended period, creates issues for margin management and heightened risks to the eventuality of higher rates. During the second quarter of 2012, management more proactively managed its interest rate and credit risk. The Company repositioned its balance sheet, as the continuing low rate environment presented opportunities to exit certain positions in the bond portfolio. Securities aggregating $59 million were sold at a net gain of $1.7 million.  A portion of the sales proceeds were used to repay borrowings with the balance available to fund future loan growth. Management believes this strategy was appropriate and prudent given current market indicators.

Although the Bank’s asset quality measures remain strong, management believes it is prudent to continue protecting against developing negative trends. This quarter management has witnessed a marked change in the perception of the domestic economy. Statistically, job creation has dramatically slowed and GDP forecasts have been reduced. Moreover, the budgetary problems that continue in Europe and other parts of the world have contributed to economic uncertainty. Global stock markets have declined, as have market interest rates. These trends signaled the need for management to be more guarded in its assessment of the overall economy and, ultimately to increase the allowance for loan losses.

The prospects of the financial services sector and the Company continue to be impacted by the final outcome of the implementation of the Dodd-Frank Act.  This Act includes the repeal of Regulation Q, which prohibited the payment of interest on checking accounts, and the Durbin Amendment, which establishes fixed interchange fees and could impact future revenues and expenses.  The Company is awaiting the expected new rules, regulations and related compliance and process changes and will expand its compliance resources appropriately. The proposed changes to calculating capital under Basel III may increase the complexity and level of capital requirements. The Bank continues to collaborate with its primary regulator to ensure compliance with current requirements and interpretations. It is the belief of management that its strong risk management culture is a primary reason for its long term success and management views the current challenges as opportunities to expand its business and deliver the promise of successful community banking to its customers and shareholders. Management must maintain its stringent underwriting standards and diligently monitor credit concentrations and exposures as the Company grows.  Management needs to prudently price all products and structure its balance sheet for the eventuality of higher rates. Management seeks new sources of revenue while monitoring expenditures and identifying opportunities to achieve efficiencies.  Finally, management must capitalize on current competitors’ dislocations and distractions while investing in infrastructure and technology to be prepared for the evolving competitive landscape.

Corporate objectives for 2012 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management remains committed to branch based banking and in June 2012, the Company opened its 21st branch in Ronkonkoma, near MacArthur Airport, a regional transportation hub. The Bank also received regulatory approval to open two additional branches in Suffolk County, NY: Hauppauge and Shelter Island.  The Company expects to open these locations during the first quarter of 2013. The Company expects to roll out its new electronic banking platform in the fourth quarter of 2012. This will allow the Company to enhance the delivery of current technology, and more importantly, effectively deliver the next generation of products and services to its existing and new customer base. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2012, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Acquired Loans

Loans that were acquired from the acquisition of HSB on May 27, 2011 are recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Determining fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. Some of the loans at time of acquisition showed evidence of credit deterioration since origination.

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

Net Income

Net income for the three months ended June 30, 2012 was $3.1 million and $0.36 per diluted share as compared to $2.5 million and $0.38 per diluted share for the same period in 2011.  The 23.7% increase reflects growth in net interest income and non interest income partially offset by higher credit costs and increased operating expenses. Changes for the three months ended June 30, 2012 compared to June 30, 2011 include: (i) a $1.3 million or 12.9% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $1.6 million or 177.8% increase in the provision for loan losses; (iii) a $2.0 million or 108.2% increase in total non interest income as a result of net securities gains of $1.7 million and higher service charges and fees for other customer services of $0.2 million; (iv) a $0.2 million or 78.7% increase in title fee income; and (v) an $0.8 million or 10.1% increase in total non interest expense due to (vi) a $0.9 million increase in salaries and employee benefits related to increased staffing levels; (vii) an increase of $0.3 million in other operating expenses offset by a decrease of $0.4 million acquisition costs associated with the HSB merger that were incurred during three months ended June 30, 2011. The effective income tax rate was 32.5% for the quarter ended June 30, 2012 compared to 31.2% for the same period last year.

Net income for the six months ended June 30, 2012 was $6.0 million and $0.71 per diluted share as compared to $4.6 million and $0.71 per diluted share for the same period in 2011. Changes for the six months ended June 30, 2012 compared to June 30, 2011 include: (i) a $3.0 million or 14.6% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $1.7 million or 107.8% increase in the provision for loan losses; (iii) a $2.5 million or 75.5% increase in total non interest income as a result of net securities gains of $2.0 million and higher service charges and fees for other customer services of $0.4 million; and (iv) a $1.6 million or 10.5% increase in total non-interest expense due to (1) a $1.8 million increase in salaries and employee benefits related to increased staffing levels; (2) a $0.3 million increase in other operating expenses, (3) a $0.1 million decrease in FDIC assessment as a result of the new calculation of the deposit insurance assessment; (4) a $0.6 million decline in acquisition costs associated with the HSB merger that was incurred during six months ended June 30, 2011, and (5) a $0.2 million increase as a result of the cost of extinguishment of debt. The effective income tax rate was 32.1% for the six months ended June 30, 2012 compared to 31.1% for the same period last year.

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

	Three months ended June 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)	$649,420	$9,764	6.05%	$544,094	$8,564	6.31%
Mortgage-backed securities	331,602	2,064	2.50	274,910	2,385	3.48
Tax exempt securities (2)	144,051	982	2.74	110,034	1,084	3.95
Taxable securities	192,764	1,192	2.49	93,053	637	2.75
Deposits with banks	27,284	18	0.27	65,292	41	0.25
Total interest earning assets	1,345,121	14,020	4.19	1,087,383	12,711	4.69
Non interest earning assets:
Cash and due from banks	22,130			20,617
Other assets	51,597			43,256
Total assets	$1,418,848			$1,151,256

Interest bearing liabilities:
Savings, NOW and money market deposits	$722,023	$931	0.52%	$626,524	$1,025	0.66%
Certificates of deposit of $100,000 or more	135,585	367	1.09	94,659	245	1.04
Other time deposits	41,994	109	1.04	42,669	126	1.18
Federal funds purchased and repurchase agreements	41,756	115	1.11	16,392	135	3.30
Federal Home Loan Bank term advances	7,527	8	0.43	330	—	—
Junior Subordinated Debentures	16,002	342	8.60	16,002	341	8.55
Total interest bearing liabilities	964,887	1,872	0.78	796,576	1,872	0.94
Non interest bearing liabilities:
Demand deposits	340,318			278,816
Other liabilities	7,005			7,403
Total liabilities	1,312,210			1,082,795
Stockholders’ equity	106,638			68,461
Total liabilities and stockholders’ equity	$1,418,848			$1,151,256

Net interest income/interest rate spread (3)		12,148	3.41%		10,839	3.75%

Net interest earning assets/net interest margin (4)	$380,234		3.63%	$290,807		4.00%

Ratio of interest earning assets to interest bearing liabilities			139.41%			136.51%

Less: Tax equivalent adjustment		(343)			(378)

Net interest income		$11,805			$10,461

(1)  Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2)  The above table is presented on a tax equivalent basis.

(3)  Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(4)  Net interest margin represents net interest income divided by average interest earning assets.

	Six months ended June 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)	$633,574	$19,286	6.12%	$523,173	$16,519	6.37%
Mortgage-backed securities	314,397	4,083	2.61	272,303	4,701	3.48
Tax exempt securities (2)	142,165	2,185	3.09	110,226	2,192	4.01
Taxable securities	189,652	2,141	2.27	88,281	1,223	2.79
Deposits with banks	32,021	42	0.26	47,808	59	0.25
Total interest earning assets	1,311,809	27,737	4.25	1,041,791	24,694	4.78
Non interest earning assets:
Cash and due from banks	21,581			18,442
Other assets	49,806			42,536
Total assets	$1,383,196			$1,102,769

Interest bearing liabilities:
Savings, NOW and money market deposits	$720,601	$1,877	0.52%	$602,685	$1,991	0.67%
Certificates of deposit of $100,000 or more	136,738	753	1.11	91,860	488	1.07
Other time deposits	42,056	223	1.07	42,075	253	1.21
Federal funds purchased and repurchase agreements	29,032	226	1.57	16,766	269	3.24
Federal Home Loan Bank term advances	3,764	8	0.43	166	—	—
Junior Subordinated Debentures	16,002	683	8.58	16,002	683	8.61
Total interest bearing liabilities	948,193	3,770	0.80	769,554	3,684	0.97
Non interest bearing liabilities:
Demand deposits	323,523			260,712
Other liabilities	6,836			6,156
Total liabilities	1,278,552			1,036,422
Stockholders’ equity	104,644			66,347
Total liabilities and stockholders’ equity	$1,383,196			$1,102,769

Net interest income/interest rate spread (3)		23,967	3.45%		21,010	3.81%

Net interest earning assets/net interest margin (4)	$363,616		3.67%	$272,237		4.07%

Ratio of interest earning assets to interest bearing liabilities			138.35%			135.38%

Less: Tax equivalent adjustment		(762)			(765)

Net interest income		$23,205			$20,245

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

	Three months ended June 30,			Six months ended June 30,
	2012 Over 2011			2012 Over 2011
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)	$3,342	$(2,142)	$1,200	$4,539	$(1,772)	$2,767
Mortgage-backed securities	2,138	(2,459)	(321)	1,574	(2,192)	(618)
Tax exempt securities (2)	1,285	(1,387)	(102)	1,128	(1,135)	(7)
Taxable securities	959	(404)	555	1,580	(662)	918
Federal funds sold	—	—	—	—	—	—
Deposits with banks	(39)	16	(23)	(24)	7	(17)
Total interest earning assets	7,685	(6,376)	1,309	8,797	(5,754)	3,043

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	697	(791)	(94)	790	(904)	(114)
Certificates of deposit of $100,000 or more	110	12	122	256	9	265
Other time deposits	(2)	(15)	(17)	—	(30)	(30)
Federal funds purchased and repurchase agreements	489	(509)	(20)	303	(346)	(43)
Federal Home Loan Bank Advances	7	1	8	3	5	8
Junior subordinated debentures	—	1	1	—	—	—
Total interest bearing liabilities	1,301	(1,301)	—	1,352	(1,266)	86
Net interest income	$6,384	$(5,075)	$1,309	$7,445	$(4,488)	$2,957

(1) Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended June 30, 2012 and June 30, 2011

Net interest income was $11.8 million for the three months ended June 30, 2012 compared to $10.5 million for the same period in 2011, an increase of $1.3 million or 12.9%. Net interest margin declined to 3.63% for the quarter ended June 30, 2012, compared to 4.00% for the quarter ended June 30, 2011 as a result of the historically low market interest rates on repricing assets and liabilities offsetting strong deposit growth and higher loan demand. The total average interest earning assets increased $257.7 million or 23.7%, yielding 4.19% and the overall funding cost was 0.46%, including demand deposits. The yield on interest earning assets decreased approximately 50 basis points which was partly offset by the cost of interest bearing liabilities, which decreased approximately 16 basis points during the second quarter of 2012 compared to 2011. The increase in average total deposits of $197.3 million funded lower yielding securities, which grew $190.4 million, and average net loans increased $105.3 million from the comparable 2011 quarter.

For the three months ended June 30, 2012, average net loans grew by $105.3 million or 19.4% to $649.4 million as compared to $544.1 million for the same period in 2011, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, multi-family mortgage loans, and real estate construction and land loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended June 30, 2012, average total securities increased by $190.4 million or 39.8% to $668.4 million as compared to $478.0 million for the three months ended June 30, 2011. There were no federal funds sold for the three months ended June 30, 2012 or 2011. The average interest earning cash decreased by $38.0 million to $27.3 million for the three months ended June 30, 2012 as compared to $65.3 million for the same period in 2011.

Average total interest bearing liabilities were $964.9 million for the three months ended June 30, 2012 compared to $796.6 million for the same period in 2011.  The Bank grew deposits as a result of opening three new branches during 2011 as well as building new relationships in existing markets and the HSB merger. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.78% for the three months ended June 30, 2012 from 0.94% for the same period in 2011.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended June 30, 2012, average total deposits increased by $0.2 billion or 18.9% to $1.2 billion from $1.0 billion from the for the same period in 2011.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $95.5 million or 15.2% to $722.0 million for the three months ended June 30, 2012 compared to $626.5 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $40.3 million or 29.3% to $177.6 million for 2012 as compared to $137.3 million for the same period last year.  Average balances in demand deposits increased $61.5 million or 22.1% to $340.3 million for 2012 as compared to $278.8 million for the same period last year. Average public fund deposits comprised 19.0% of total average deposits during the three months ended June 30, 2012 and 19.8% of total average deposits for the same period in 2011.  Average federal funds purchased and repurchase agreements increased $25.4 million or 154.7% to $41.8 million for the three months ended June 30, 2012 compared to $16.4 million for the same period in the prior year. For the three months ended June 30, 2012 there was an average balance of $7.5 million in FHLB term advances, an increase of $7.2 million for the same period last year.

Total interest income increased $1.4 million or 10.9% to $13.7 million for the three months ended June 30, 2012 from $12.3 million for the same period in 2011.  Interest income on loans increased $1.2 million or 14.0% to $9.8 million for the three months ended June 30, 2012 from $8.6 million for the same period in 2011. The yield on average loans was 6.05% for 2012 as compared to 6.31% in 2011.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.2 million to $3.9 million for the three months ended June 30, 2012 compared to $3.7 million for the same period in 2011.  Interest income on securities included net amortization of premium of $1.2 million in the 2012 compared to net amortization of premium of $0.5 million for the same period in 2011.  The tax adjusted average yield on total securities was 2.6% for 2012 as compared to 3.5% in 2011.

Interest expense stayed flat at $1.9 million for the three months ended June 30, 2012 and the same period last year.

Analysis of Net Interest Income for the Six Months ended June 30, 2012 and June 30, 2011

Net interest income was $23.2 million for the six months ended June 30, 2012 compared to $20.2 million for the same period in 2011, an increase of $3.0 million or 14.6%. Net interest margin declined to 3.67% for the six months ended June 30, 2012 compared to 4.07% for the six months ended June 30, 2011 as a result of the historically low market interest rates on repricing assets and liabilities offsetting strong deposit growth and higher loan demand. The total average interest earning assets increased $270.0 million or 25.9% to $1.3 billion for the six months ended June 30, 2012 compared to $1.0 billion for the same period in 2011. The yield on interest earning assets decreased approximately 53 basis points which was partly offset by the cost of interest bearing liabilities, which decreased approximately 17 basis points during the first six months of 2012 compared to 2011. The increase in average total deposits of $225.6 million primarily funded lower yielding securities, which grew $175.4 million, while average net loans increased $110.4 million from the comparable 2011 period.

For the six months ended June 30, 2012, average net loans grew by $110.4 million or 21.1% to $633.6 million as compared to $523.2 million for the same period in 2011, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, multi-family mortgage loans, and real estate construction and land loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the six months ended June 30, 2012, average total securities increased by $175.4 million or 37.3% to $646.2 million as compared to $470.8 million for the six months ended June 30, 2011. There were no federal funds sold for the six month ended June 30, 2012 or 2011. The average interest earning cash decreased by $15.8 million to $32.0 million for the six months ended June 30, 2012 as compared to $47.8 million for the same period in 2011.

Average total interest bearing liabilities were $948.2 million for the six months ended June 30, 2012 compared to $769.6 million for the same period in 2011.  The Bank grew deposits as a result of opening three new branches during 2011 as well as building new relationships in existing markets and the HSB merger. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.80% for the six months ended June 30, 2012 from 0.97% for the same period in 2011.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the six months ended June 30, 2012, average total deposits increased by $225.6 million or 22.6% to $1.2 billion from $997.3 million for the same period in 2011.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $117.9 million or 19.6% to $720.6 million for the three months ended June 30, 2012 compared to $602.7 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $44.9 million or 33.5% to $178.8 million for 2012 as compared to $133.9 million for the same period last year.  Average balances in demand deposits increased $62.8 million or 24.1% to $323.5 million for 2012 as compared to $260.7 million for the same period last year. Average public fund deposits comprised 19.6% of total average deposits during the six months ended June 30, 2012 and 20.9% of total average deposits for the same period in 2011.  Average federal funds purchased and repurchase agreements increased $12.2 million or 73.2% to $29.0 million for the six months ended June 30, 2012 as compared to $16.8 million for the same period in the prior year. For the six months ended June 30, 2012 the average balance of FHLB term advances was $3.8 million, an increase of $3.6 million from the same period last year.

Total interest income increased $3.1 million or 12.7% to $27.0 million for the six months ended June 30, 2012 from $23.9 million for the same period in 2011.  Interest income on loans increased $2.8 million or 16.8% to $19.3 million for the six months ended June 30, 2012 from $16.5 million for the same period in 2011. The yield on average loans was 6.12% for 2012 as compared to 6.37% in 2011.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.3 million to $7.7 million for the six months ended June 30, 2012 compared to $7.4 million for the same period in 2011.  Interest income on securities included net amortization of premium of $2.1 million in the 2012 compared to net amortization of premium of $1.1 million for the same period in 2011.  The tax adjusted average yield on total securities was 2.6% for 2012 as compared to 3.5% in 2011.

Interest expense increased to $3.8 million for the six months ended June 30, 2012 compared to $3.7 million for the same period last year.

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

Despite fiscal and monetary policy initiatives implemented to combat the recession, many signs still point toward economic weakness. The recovery has been tepid with a continuing overhang of foreclosed homes and a marked lack of job creation. During the second quarter of 2012, there has been a negative change in the perception of the domestic and global economy. Statistically, job creation has dramatically slowed and GDP forecasts have been reduced. Moreover, the budgetary problems that continue in Europe and other parts of the world have contributed to economic uncertainty. Global stock markets have declined, as have market interest rates. Locally, foreclosure rates in Nassau and Suffolk counties have increased sharply over the prior year and the unemployment rate on Long Island has risen compared to 2011. Although the asset quality measures for the Bank remain strong, management believes it’s prudent to increase the allowance for loan loss in order to reasonably reserve against developing negative trends. These trends signaled the need for management to be more guarded in the assessment of the overall economy and to ultimately increase our reserves.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio, net charge-offs, and macroeconomic factors, a provision for loan losses of $2.5 million and $3.3 million was recorded during the three and six months ended June 30, 2012 compared to a provision for loan loss of $0.9 million and $1.6 million that was recorded during the same periods in 2011. Net charge-offs were $0.3 million for the quarter ended June 30, 2012 compared to $1.6 million for the year ended December 31, 2011 and $0.4 million for the quarter ended June 30, 2011. The ratio of allowance for loan losses to nonaccrual loans was 406%, 260% and 135%, at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. The allowance for loan losses increased to $13.6 million at June 30, 2012 as compared to $10.8 million at December 31, 2011 and $9.5 million at June 30,

2011. As a percentage of total loans, the allowance was 2.00% at June 30, 2012 compared to 1.77% at December 31, 2011 and 1.61% at June 30, 2011. In accordance with current accounting guidance, the acquired HSB loans were recorded at fair value, effectively netting estimated future losses against the loan balances. The allowance as a percentage of the Bank’s originated loans was 2.08% at June 30, 2012. Management continues to carefully monitor the loan portfolio as well as real estate trends in Suffolk County and eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub-prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

Loans of approximately $54.3 million or 8.0% of total loans at June 30, 2012 were categorized as classified loans compared to $57.7 million or 9.4% at December 31, 2011 and $54.0 million or 9.2% at June 30, 2011. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.

At June 30, 2012, approximately $35.1 million of classified loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $35.1 million of CRE loans, $34.6 million were current and $0.1 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees.  At June 30, 2012, approximately $4.7 million of classified loans were residential real estate loans with $2.5 million current and $2.2 million past due. Commercial, financial, and agricultural loans represented $10.5 million of classified loans, of which $9.8 million was current and $0.7 million was past due. Approximately $3.7 million of classified loans represented real estate construction and land loans, of which $3.4 million was current and $0.3 million was past due. All real estate construction and land loans are well secured with collateral. The remaining $0.3 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans. There were no multi-family loans that were categorized as classified loans as of June 30, 2012 or December 31, 2011.

CRE loans, including multi-family loans, represented $353.9 million or 52.2% of the total loan portfolio at June 30, 2012 compared to $305.3 million or 49.9% at December 31, 2011 and $283.6 million or 48.1% at June 30, 2011. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and appears to have stabilized in 2010. The estimated decline in residential and commercial real estate values range from 15-20% from the 2007 levels, depending on the nature and location of the real estate.

As of June 30, 2012 and December 31, 2011, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.7 million and $9.0 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDR loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Impaired loans on nonaccrual decreased $0.8 million to $3.3 million or 0.49% of total loans at June 30, 2012 from $4.1 million or 0.67% of total loans at December 31, 2011. Approximately $1.3 million of the nonaccrual loans at June 30, 2012 and $2.0 million at December 31, 2011, were troubled debt restructured loans. As of June 30, 2012, one of the borrowers with loans totaling $0.2 million are complying with the modified terms of the loans and is currently making payments. Another borrower with loans totaling $1.1 million is past due but is making payments. The decrease in nonaccrual troubled debt restructured loans at June 30, 2012 was primarily due to one loan totaling $0.3 million where the borrower has made six months of consecutive payments in accordance with the restructured terms and the loan is now a performing trouble debt restructure loan. In addition, one loan totaling $0.3 million was charged off during the first quarter 2012. Total nonaccrual troubled debt restructured loans are secured with collateral that has an appraised value of $1.7 million. Approximately $2.0 million of the nonaccrual loans at December 31, 2011 represented troubled debt restructured loans where the borrowers were complying with the modified terms of the loans and were currently making payments. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company had six borrowers with performing TDR loans of $5.4 million at June 30, 2012 that are secured with collateral that has an appraised value of approximately $15.1 million. Five of the six loan relationships are current and one of the relationships with loans totaling $0.01 million was past due as of June 30, 2012. At December 31, 2011, the Company had four borrowers with TDR loans of $4.9 million that were current and secured with collateral that had an appraised value of approximately $11.5 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors.

The Bank had no foreclosed real estate at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

The following table sets forth impaired loans by loan type:

	June 30, 2012	December 31, 2011
(In thousands)
Nonaccrual Loans:
Commercial real estate mortgage loans	$432	$449
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	1,061	1,156
Commercial, financial and agricultural loans	246	260
Real estate construction and land loans	250	250
Installment/consumer loans	—	—
Total	1,989	2,115

Restructured Loans - Nonaccrual:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	1,121	1,786
Commercial, financial and agricultural loans	196	218
Real estate construction and land loans	—	—
Installment/consumer loans	—	—
	1,317	2,004

Total Non-performing Loans	3,306	4,119

Restructured Loans - Performing:
Commercial real estate mortgage loans	4,768	4,630
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	340	—
Commercial, financial and agricultural loans	273	274
Real estate construction and land loans	—	—
Installment/consumer loans	—	—
	5,381	4,904

Total Impaired Loans	$8,687	$9,023

Restructured loans totaled $6.7 million and $6.9 million as of June 30, 2012 and December 31, 2011, respectively.

The following table sets forth changes in the allowance for loan losses:

	For the Six Months Ended	For the Year Ended
(Dollars in thousands)	June 30, 2012	December 31, 2011

Allowance for loan losses balance at beginning of period	$10,837	$8,497

Charge-offs:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	550	258
Commercial, financial and agricultural loans	102	372
Installment/consumer loans	13	187
Real estate construction and land loans	—	864
Total	665	1,681

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	3	6
Commercial, financial and agricultural loans	36	96
Installment/consumer loans	20	19
Real estate construction and land loans	—	—
Total	59	121

Net charge-offs	(606)	(1,560)
Provision for loan losses charged to operations	3,325	3,900
Balance at end of period	$13,556	$10,837

Ratio of annualized net charge-offs during the period to average loans outstanding	(0.19)%	(0.28)%

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	June 30,		December 31,
	2012		2011
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$4,447	44.7%	$3,530	46.4%
Multi-family mortgage loans	1,049	7.5	395	3.5
Residential real estate mortgage loans	2,879	21.1	2,280	23.1
Commercial, financial and agricultural loans	3,570	19.5	2,895	19.0
Real estate construction and land loans	1,328	5.9	1,465	6.6
Installment/consumer loans	283	1.3	272	1.4
Total	$13,556	100%	$10,837	100%

Non Interest Income

Total non interest income increased $2.0 million or 108.2% to $3.8 million for the three months ended June 30, 2012 compared to $1.8 million for the same period in 2011. The increase was the result of a $1.6 million increase in net securities gains, a $0.2 million increase in service charges on deposit accounts and fees for other customer services related to higher electronic banking and investment services income, and a $0.2 million increase in title fee income related to Bridge Abstract.

Total non interest income increased $2.5 million or 75.5% to $5.8 million for the six months ended June 30, 2012 compared to $3.3 million for the same period in 2011.  The increase was the result of a $1.9 million increase in net securities gains, a $0.4 million increase in service charges on deposit accounts and fees for other customer services related to higher electronic banking and investment services income, and a $0.2 million increase in title fee income related to Bridge Abstract. The increase in net gains on securities for the three months and six months periods in 2012 was the result of $61.8 million in securities sold with proceeds used to prepay higher rate borrowings including $0.2 million in costs associated with the extinguishment of debt.

Non Interest Expense

Total non interest expense increased $0.8 million or 10.1% to $8.6 million during the three months ended June 30, 2012 compared to $7.8 million over the same period in 2011. Salaries and employees benefits increased $0.9 million or 19.6% to $5.3 million for the three months ended June 30, 2012 from $4.4 million for the same period in 2011. The increase reflects additional positions to support the Company’s expanding infrastructure and larger loan portfolio. Net occupancy expense and furniture and fixture expenses increased $0.02 million. Other operating expenses increased $0.3 million to $2.0 million as of June 30, 2012 as compared to $1.7 million for the same period last year. FDIC assessments decreased $0.1 million or 6.7% to $0.2 million for the three months ended June 30, 2012 compared to $0.1 million for the same period last year.  Non interest expense for the three months ended June 30, 2011, also included acquisition costs of $0.4 million in connection with the HSB merger.

Total non interest expense increased $1.6 million or 10.5% to $16.8 million during the six months ended June 30, 2012 compared to $15.2 million over the same period in 2011. Salaries and employees benefits increased $1.8 million or 21.0% to $10.4 million for the six months ended June 30, 2012 from $8.6 million for the same period in 2011. The increase reflects additional positions to support the Company’s expanding infrastructure and larger loan portfolio. Net occupancy expense and furniture and fixture expenses increased $0.04 million. As of June 30, 2012 the Company incurred $0.2 million in cost of extinguishment of debt due to the prepayment of a $5.0 million repurchase agreement. Other operating expenses increased $0.3 million to $3.7 million as of June 30, 2012 as compared to $3.4 million for the same period last year. FDIC assessments decreased $0.1 million or 29.7% to $0.4 million for the six months ended June 30, 2012 compared to $0.5 million for the same period last year.  Non interest expense for the six months ended June 30, 2011, also included acquisition costs of $0.6 million in connection with the HSB merger.

Income Taxes

The provision for income taxes increased $0.4 million or 31.0% to $1.5 million for the three months ended June 30, 2012 compared to $1.1 million for the three months ended June 30, 2011 primarily due to higher pretax income. The effective tax rate for the three months ended June 30, 2012 increased to 32.5% from 31.3% for the same period last year. The increase in the effective rate was a result of a lower percentage of interest income from tax exempt securities.

The provision for income taxes increased $0.7 million or 35.6% to $2.8 million for the six months ended June 30, 2012 compared to $2.1 million for the six months ended June 30, 2011 primarily due to higher pretax income. The effective tax rate for the six months ended June 30, 2012 increased to 32.1% from 31.1% for the same period last year. The increase in the effective rate was a result of a lower percentage of interest income from tax exempt securities.

Financial Condition

Total assets grew to $1.402 billion, a 17.5% increase over the June 30, 2011 level of $1.193 billion and 4.8% over the December 31, 2011 level of $1.337 billion with all growth funded by deposits, borrowings and capital. This increase reflects strong organic growth in new and existing markets.

Cash and due from banks increased $3.1 million and interest earning deposits with banks decreased $18.4 million compared to December 31, 2011 as management invested excess capital and liquidity and continues to evaluate prudent strategies to deploy these funds to maximize returns while managing interest rate risk. Total securities increased $18.0 million or 2.9% to $630.2 million and net loans increased $63.7 million or 10.6% to $665.0 million compared to December 31, 2011 levels. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Total deposits grew $42.3 million to $1.231 billion at June 30, 2012 compared to $1.188 billion at December 31, 2011. Demand deposits increased $46.3 million to $367.8 million as of June 30 2012 compared to $321.5 million at December 31, 2011. Savings, NOW and money market deposits increased $2.3 million to $686.2 million at June 30, 2012 from $683.9 million at December 31, 2011. Certificates of deposit of $100,000 or more decreased $4.7 million to $135.9 million at June 30, 2012, from $140.6 million at December 31, 2011. Other time deposits decreased $1.5 million to $40.7 million at June 30, 2012, from $42.2 million at December 31, 2011. Federal Home Loan Bank term advances were $15.0 million as of June 30, 2012. There were no Federal Home Loan Bank term advances as of December 31, 2011. There were no Federal funds purchased and Federal Home Loan Bank overnight borrowings as of June 30, 2012 or December 31, 2011. Repurchase agreements decreased $4.6 million to $12.3 million at June 30, 2012 compared to $16.9 million as of December 31, 2011 predominately due to the prepayment of a $5.0 million Repurchase agreement in February 2012. Junior subordinated debenture remained at $16.0 million as of June 30, 2012 compared to

December 31, 2011. Other liabilities and accrued expenses increased $6.5 million to $15.5 million as of June 30, 2012 from $9.1 million as of December 31, 2011 due to securities purchased in June 2012 which settled in July 2012 partially offset by securities that matured in June 2012 and were paid off in July 2012. Stockholders’ equity was $112.6 million at June 30, 2012, an increase of $5.6 million or 5.2% from December 31, 2011, reflecting the proceeds from the issuance of shares of common stock under the Dividend Reinvestment Plan of $4.4 million, net income of $6.0 million, and $0.7 million related to stock based compensation plans, partially offset by $3.9 million in declared cash dividends and a decrease in the net unrealized gains in securities of $1.5 million. In July 2012, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Company’s principal sources of liquidity included cash and cash equivalents of $7.7 million as of June 30, 2012, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the six months ended June 30, 2012, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. At June 30, 2012, the Bank had $26.3 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company made a capital contribution of $5.0 million to the Bank during the six months ended June 30, 2012.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At June 30, 2012, the Bank had aggregate lines of credit of $282.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $262.5 million is available on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  As of June 30, 2012 and December 31, 2011, the Bank did not have any overnight borrowings outstanding under these lines. As of June 30, 2012, the Bank had $15.0 million outstanding in FHLB advances.  The Bank did not have outstanding FHLB advances as of December 31, 2011.  As of June 30, 2012, the Bank had $10.0 million of securities sold under agreements to repurchase outstanding with brokers and $2.3 million outstanding with customers.  The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2011 with brokers and $1.9 million outstanding with customers.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of June 30, 2012 and December 31, 2011, the Bank had no brokered certificates of deposits.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested overnight at the highest rate available at the Federal Reserve or in federal funds sold.  The Bank invested $33.4 million at the Federal Reserve as of June 30, 2012, $9.8 million as of June 30, 2011 and $52.6 million as of December 31, 2011. The Bank did not have overnight federal funds sold as of June 30, 2012, June 30, 2011 or December 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of June 30, 2012, the Company and the Bank met all capital adequacy requirements. Since 2009, the Company has actively managed its capital position in response to its growth. During this period, the Company has raised capital through the following initiatives:

•                  In April 2009, the Company implemented a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the six months ended June 30, 2012, was $2.3 million and for the twelve months ended December 31, 2011, was $4.6 million. Since the inception of the DRP Plan in April 2009 through June 30, 2012, the Company has issued 541,103 shares of common stock and raised $10.7 million in capital.

•                  In June 2009, the Company filed a shelf registration statement on Form S-3 to register up to $50 million of securities with the SEC. Subsequently in July 2012, the registration of these shares has expired.

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

•                  On June 27, 2012, the Company filed a shelf registration statement on Form S-3 to register up to 800,000 of securities pursuant to the DRP Plan with the SEC.

Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required capital levels and which is sufficient to support Company growth. Additionally, the Company has the ability to issue additional common stock and/or preferred stock should the need arise.

At June 30, 2012 and December 31, 2011, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)

As of June 30,	2012
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$136,315	15.8%	$69,136	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	125,478	14.5%	34,568	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	125,478	8.9%	56,629	4.0%	n/a	n/a

As of December 31,	2011
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$128,226	16.2%	$63,228	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	118,334	15.0%	31,614	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	118,334	9.3%	51,010	4.0%	n/a	n/a

Bridgehampton National Bank

As of June 30,	2012
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$128,543	14.9%	$69,119	8.0%	$86,399	10.0%
Tier 1 Capital (to risk weighted assets)	117,709	13.6%	34,560	4.0%	51,840	6.0%
Tier 1 Capital (to average assets)	117,709	8.3%	56,621	4.0%	70,776	5.0%

As of December 31,	2011
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$115,383	14.6%	$63,213	8.0%	$79,016	10.0%
Tier 1 Capital (to risk weighted assets)	105,494	13.4%	31,616	4.0%	47,410	6.0%
Tier 1 Capital (to average assets)	105,494	8.3%	51,001	4.0%	63,751	5.0%

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

Recent Regulatory and Accounting Developments

Refer to Note 14. “Recent Accounting Pronouncements”, of the Notes to the Consolidated Financial Statements for details related to recent regulatory and accounting developments.

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

At June 30, 2012, $591.1 million or 93.8% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in market interest rates could also affect the type (fixed-rate or adjustable-rate) and the amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at June 30, 2012:

	June 30, 2012		December 31, 2011
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(Dollars in thousands)	Interest Income		Interest Income
	$ Change	% Change	$ Change	% Change
200	$(1,713)	(3.81)%	$(1,968)	(4.32)%
100	$(813)	(1.81)%	$(926)	(2.03)%
Static	—	—	—	—
(100)	$250	0.56%	$(16)	(0.04)%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following financial statements from Bridge Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012, filed on August 9, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011, (iv) Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (vi) the Condensed Notes to Consolidated Financial Statements. (1)

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

BRIDGE BANCORP, INC.
Registrant

August 9, 2012	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

August 9, 2012	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer