Form 10-Q
period 2012-09-30
BRIDGE BANCORP INC
filed 2012-11-08
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 8,805,428 shares of common stock outstanding as of November 2, 2012.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$20,593	$25,921
Interest earning deposits with banks	7,264	53,625
Total cash and cash equivalents	27,857	79,546

Securities available for sale, at fair value	560,790	441,439
Securities held to maturity (fair value of $216,083 and $170,952, respectively)	212,879	169,153
Total securities	773,669	610,592

Securities, restricted	2,978	1,660

Loans held for sale	—	2,300

Loans held for investments	732,471	612,143
Allowance for loan losses	(14,044)	(10,837)
Loans, net	718,427	601,306

Premises and equipment, net	25,320	24,171
Accrued interest receivable	5,412	4,940
Goodwill	2,034	2,034
Core deposit intangible	265	316
Other real estate owned	250	—
Other assets	9,896	10,593
Total Assets	$1,566,108	$1,337,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$412,736	$321,496
Savings, NOW and money market deposits	737,219	683,863
Certificates of deposit of $100,000 or more	125,563	140,578
Other time deposits	39,329	42,248
Total deposits	1,314,847	1,188,185

Federal funds purchased and Federal Home Loan Bank overnight borrowings	62,000	—
Federal Home Loan Bank term advances	15,000	—
Repurchase agreements	13,093	16,897
Junior subordinated debentures	16,002	16,002
Accrued interest payable	212	319
Due to securities broker	17,874	—
Other liabilities and accrued expenses	10,764	9,068
Total Liabilities	1,449,792	1,230,471

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 8,721,132 and 8,374,917 shares issued, respectively; 8,709,994 and 8,345,399 shares outstanding, respectively	87	84
Surplus	59,969	52,962
Retained earnings	55,732	52,228
Less: Treasury Stock at cost, 11,138 and 29,518 shares, respectively	(229)	(715)
	115,559	104,559
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($2,669) and ($3,774), respectively	4,055	5,734
Pension liability, net of deferred income taxes of $2,119 and $2,205, respectively	(3,176)	(3,306)
Net unrealized loss on cash flow hedge, net of deferred income taxes of $81 and $0, respectively	(122)	—
Total Stockholders’ Equity	116,316	106,987
Total Liabilities and Stockholders’ Equity	$1,566,108	$1,337,458

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of  Income (unaudited)

(In thousands, except per share amounts)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans (including fee income)	$10,467	$9,555	$29,753	$26,074
Mortgage-backed securities, CMOs and other asset-backed securities	1,710	2,281	5,793	6,982
State and municipal obligations	747	697	2,361	2,124
U.S. GSE securities	579	712	2,164	1,526
Corporate Bonds	153	177	473	550
Deposits with banks	28	32	70	91
Other interest and dividend income	23	17	68	53
Total interest income	13,707	13,471	40,682	37,400

Interest expense:
Savings, NOW and money market deposits	952	986	2,829	2,977
Certificates of deposit of $100,000 or more	360	354	1,113	841
Other time deposits	101	132	324	385
Federal funds purchased and repurchase agreements	97	136	323	405
Federal home loan bank advances	38	—	46	—
Junior subordinated debentures	341	341	1,024	1,025
Total interest expense	1,889	1,949	5,659	5,633

Net interest income	11,818	11,522	35,023	31,767
Provision for loan losses	600	1,450	3,925	3,050
Net interest income after provision for loan losses	11,218	10,072	31,098	28,717

Non interest income:
Service charges on deposit accounts	827	776	2,492	2,342
Fees for other customer services	854	761	2,179	1,816
Title fee income	344	200	1,037	667
Net securities gains	186	—	2,179	135
Other operating income	24	29	101	85
Total non interest income	2,235	1,766	7,988	5,045

Non interest expense:
Salaries and employee benefits	5,211	4,815	15,584	13,389
Net occupancy expense	828	798	2,423	2,303
Furniture and fixture expense	293	304	855	918
FDIC assessments	190	134	542	635
Acquisition costs	—	109	—	728
Amortization of core deposit intangible	16	16	51	24
Cost of extinguishment of debt	—	—	158	—
Other operating expenses	1,941	1,648	5,654	5,019
Total non interest expense	8,479	7,824	25,267	23,016

Income before income taxes	4,974	4,014	13,819	10,746
Income tax expense	1,614	1,241	4,457	3,337
Net income	$3,360	$2,773	$9,362	$7,409
Basic earnings per share	$0.39	$0.41	$1.09	$1.12
Diluted earnings per share	$0.39	$0.41	$1.09	$1.12

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$3,360	$2,773	$9,362	$7,409
Other comprehensive income (loss):
Change in unrealized net gains on securities available for sale, net of reclassification and deferred income tax effects	(91)	1,631	(1,679)	2,658
Adjustment to pension liability, net of deferred income taxes	43	20	130	62
Unrealized loss on cash flow hedge, net of deferred income taxes	(102)	—	(122)	—
Total other comprehensive income (loss)	(150)	1,651	(1,671)	2,720
Comprehensive income	$3,210	$4,424	$7,691	$10,129

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2012	$84	$52,962	$52,228	$(715)	$2,428	$106,987
Net income			9,362			9,362
Shares issued under the dividend reinvestment plan (“DRP”)	3	6,561				6,564
Stock awards granted and distributed		(580)		580		—
Stock awards forfeited		6		(6)		—
Vesting of stock awards				(88)		(88)
Tax effect of stock plans		(10)				(10)
Share based compensation expense		1,030				1,030
Cash dividend declared, $0.69 per share			(5,858)			(5,858)
Other comprehensive income, net of deferred income taxes					(1,671)	(1,671)
Balance at September 30, 2012	$87	$59,969	$55,732	$(229)	$757	$116,316

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	$64	$19,751	$46,463	$(2,325)	$1,767	$65,720
Net income			7,409			7,409
Shares issued under the dividend reinvestment plan (“DRP”)	2	2,971				2,973
Shares issued in the acquisition of Hampton State Bank (273,479 shares)	3	5,847				5,850
Stock awards granted and distributed		(387)		387		—
Stock awards forfeited		39		(39)		—
Vesting of stock awards				(61)		(61)
Tax effect of stock plans		(1)				(1)
Share based compensation expense		774				774
Cash dividend declared, $0.46 per share			(3,029)			(3,029)
Other comprehensive income, net of deferred income taxes					2,720	2,720
Balance at September 30, 2011	$69	$28,994	$50,843	$(2,038)	$4,487	$82,355

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net Income	$9,362	$7,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,925	3,050
Depreciation and amortization	1,313	1,370
Net amortization on securities	3,696	1,574
Amortization of core deposit intangible	51	24
Share based compensation expense	1,030	774
Net securities gains	(2,179)	(135)
Increase in accrued interest receivable	(472)	(221)
Decrease in other assets	244	1,083
Increase in accrued expenses and other liabilities	2,905	1,467
Net cash provided by operating activities	19,875	16,395

Cash flows from investing activities:
Purchases of securities available for sale	(388,698)	(200,906)
Purchases of securities, restricted	(16,325)	(140)
Purchases of securities held to maturity	(116,347)	(69,315)
Proceeds from sales of securities available for sale	67,077	14,084
Redemption of securities, restricted	15,007	225
Maturities, calls and principal payments of securities available for sale	211,802	150,726
Maturities, calls and principal payments of securities held to maturity	76,662	46,653
Net increase in loans	(119,321)	(57,015)
Proceeds from loan sale	575	—
Purchase of premises and equipment	(2,462)	(1,625)
Net cash acquired in business combination	—	2,309
Net cash used in investing activities	(272,030)	(115,004)

Cash flows from financing activities:
Net increase in deposits	126,662	181,602
Net increase (decrease) in federal funds purchased and FHLB overnight borrowings	62,000	(7,000)
Net increase (decrease) in FHLB term advances	15,000	(5,016)
Net (decrease) increase in repurchase agreements	(3,804)	225
Net proceeds from issuance of common stock	6,564	2,973
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(88)	(61)
Excess tax expense from share based compensation	(10)	(1)
Cash dividends paid	(5,858)	(4,496)
Net cash provided by financing activities	200,466	168,226

Net (decrease) increase in cash and cash equivalents	(51,689)	69,617
Cash and cash equivalents at beginning of period	79,546	22,918
Cash and cash equivalents at end of period	$27,857	$92,535

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$5,766	$5,652
Income tax	$2,985	$2,644

Noncash investing and financing activities:
Securities which settled in the subsequent period	$17,874	$1,429
Financing of sale of loans held for sale	$1,725	$—

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$—	$66,566
Fair value of liabilities assumed	$—	$65,059

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Bridge Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of New York. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), and a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”). In addition to the Bank, the Company has another subsidiary Bridge Statutory Capital Trust II which was formed in 2009. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. EARNINGS PER SHARE

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”).  The restricted stock awards and restricted stock units granted by the Company contain nonforfeitable rights to dividends and therefore are considered participating securities.  The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

The computation of EPS for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended,		Nine months ended,
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net Income	$3,360	$2,773	$9,362	$7,409
Less: Dividends paid on and earnings allocated to participating securities	(88)	(79)	(244)	(217)
Income attributable to common stock	$3,272	$2,694	$9,118	$7,192

Weighted average common shares outstanding, including participating securities	8,695	6,789	8,573	6,590
Less: weighted average participating securities	(226)	(194)	(225)	(192)
Weighted average common shares outstanding	8,469	6,595	8,348	6,398
Basic earnings per common share	$0.39	$0.41	$1.09	$1.12

Income attributable to common stock	$3,272	$2,694	$9,118	$7,192

Weighted average common shares outstanding	8,469	6,595	8,348	6,398
Weighted average common equivalent shares outstanding	1	1	1	1
Weighted average common and equivalent shares outstanding	8,470	6,596	8,349	6,399
Diluted earnings per common share	$0.39	$0.41	$1.09	$1.12

There were 49,737 and 52,123 options outstanding at September 30, 2012 and September 30, 2011, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at September 30, 2012, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

3. STOCK BASED COMPENSATION PLANS

The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this Plan under the FASB ASC No. 718 and 505. On May 4, 2012, the stockholders of the Company approved the Company’s 2012 Stock-Based Incentive Plan. The plan provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company.

No new grants of stock options were awarded during the nine months ended September 30, 2012 and September 30, 2011.  There was no compensation expense attributable to stock options for the nine months ended September 30, 2012 and September 30, 2011, because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  No stock options were exercised during the first nine months of 2012 and 2011. The intrinsic value of options outstanding and exercisable at September 30, 2012 and September 30, 2011 was $16,000 and $6,000, respectively.

A summary of the status of the Company’s stock options as of and for the nine months ended September 30, 2012 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, December 31, 2011	54,223	$25.05
Granted	—	—
Exercised	—	—
Forfeited	(2,386)	$25.27
Expired	—	—
Outstanding, September 30, 2012	51,837	$25.04	3.58 years	$16
Vested and Exercisable, September 30, 2012	51,837	$25.04	3.58 years	$16

	Number of	Exercise
Range of Exercise Prices	Options	Price
	2,100	$15.47
	4,872	$24.00
	39,659	$25.25
	3,000	$26.55
	2,206	$30.60
	51,837

During the nine months ended September 30, 2012 and 2011, respectively, restricted stock awards of 21,993 and 13,688 shares were granted. These awards vest over approximately five years with a third vesting after years three, four and five. Compensation expense attributable to restricted stock awards was $292,000 and $912,000 for the three and nine months ended September 30, 2012, respectively, and $228,000 and $675,000 for the three and nine months ended September 30, 2011, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the nine months ended September 30, 2012 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2011	211,371	$21.56
Granted	21,993	$19.82
Vested	(30,100)	$21.44
Forfeited	(230)	$22.06
Unvested, September 30, 2012	203,034	$21.39

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $39,000 and $118,000 for the three and nine months ended September 30, 2012, respectively, and $34,000 and $99,000 for the three and nine months ended September 30, 2011, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$150,215	$1,249	$(53)	$151,411
State and municipal obligations	69,250	1,390	(27)	70,613
U.S. GSE residential mortgage-backed securities	24,107	1,733	—	25,840
U.S. GSE residential collateralized mortgage obligations	275,668	2,847	(626)	277,889
U.S. GSE commercial collateralized mortgage obligations (1)	9,132	307	—	9,439
Non Agency commercial mortgage-backed securities	4,960	48		5,008
Other Asset backed securities	20,734	14	(158)	20,590
Total available for sale	554,066	7,588	(864)	560,790

Held to maturity:
U.S. GSE securities	4,992	47	—	5,039
State and municipal obligations	98,685	2,433	(39)	101,079
U.S. GSE residential mortgage-backed securities	9,899	47	—	9,946
U.S. GSE residential collateralized mortgage obligations	61,152	848	(278)	61,722
U.S. GSE commercial mortgage-backed securities	10,371	369	—	10,740
U.S. GSE commercial collateralized mortgage obligations	4,975	220	—	5,195
Corporate Bonds	22,805	137	(580)	22,362
Total held to maturity	212,879	4,101	(897)	216,083
Total securities	$766,945	$11,689	$(1,761)	$776,873

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$130,708	$968	$(2)	$131,674
State and municipal obligations	52,861	1,366	(8)	54,219
U.S. GSE residential mortgage-backed securities	67,317	3,667	—	70,984
U.S. GSE residential collateralized mortgage obligations	175,878	3,493	(46)	179,325
U.S. GSE commercial collateralized mortgage obligations (1)	5,167	70	—	5,237
Total available for sale	431,931	9,564	(56)	441,439

Held to maturity:
State and municipal obligations	104,314	2,048	(5)	106,357
U.S. GSE residential collateralized mortgage obligations	42,081	1,104	(21)	43,164
Corporate Bonds	22,758	3	(1,330)	21,431
Total held to maturity	169,153	3,155	(1,356)	170,952
Total securities	$601,084	$12,719	$(1,412)	$612,391

(1)        U.S. GSE commercial collateralized mortgage obligations represent securities with multi-family mortgage loans as the collateral.

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at September 30, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$21,185	$21,261
One to five years	55,332	56,991
Five to ten years	137,666	139,072
Beyond ten years	339,883	343,466
Total	$554,066	$560,790

Held to maturity:
Within one year	$46,758	$46,798
One to five years	51,368	51,408
Five to ten years	22,556	23,526
Beyond ten years	92,197	94,351
Total	$212,879	$216,083

Securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
September 30, 2012		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$27,928	$53	$—	$—
State and municipal obligations	9,601	27	—	—
U.S. GSE residential collateralized mortgage obligations	81,896	626	—	—
Other Asset backed securities	7,831	158
Total available for sale	127,256	864	—	—

Held to maturity:
State and municipal obligations	22,136	39	—	—
U.S. GSE residential collateralized mortgage obligations	26,402	278	—	—
Corporate Bonds	—	—	17,419	580
Total held to maturity	$48,538	$317	$17,419	$580

	Less than 12 months		Greater than 12 months
December 31, 2011		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$7,196	$2	$—	$—
State and municipal obligations	4,283	8	—	—
U.S. GSE residential collateralized mortgage obligations	7,672	46	—	—
Total available for sale	$19,151	$56	$—	$—

Held to maturity:
State and municipal obligations	7,011	5	—	—
U.S. GSE residential collateralized mortgage obligations	4,810	21	—	—
Corporate Bonds	4,664	336	12,006	994
Total held to maturity	$16,485	$362	$12,006	$994

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

At September 30, 2012, the majority of unrealized losses on available for sale securities are related to the Company’s U.S. GSE residential collateralized mortgage obligations and the majority of unrealized losses on held to maturity securities are related to corporate bonds.  The decrease in fair value of the U.S. GSE residential collateralized mortgage obligations and the corporate bond portfolio is attributable to changes in interest rates and not credit quality.  Each issuer of corporate bonds has maintained their well capitalized status and continues to be reviewed periodically.  The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

Proceeds from sales of securities available for sale were $3.3 million for the three months ended September 30, 2012.  There were no proceeds from sales of securities available for sale for the three months ended September 30, 2011. Proceeds from sales of securities available for sale were $67.1 million and $14.1 million for the nine months ended September 30, 2012 and 2011, respectively. Gross gains of $0.2 million were realized on these sales during the three months ended September 30, 2012.  There were no gross gains realized on sales during the three months ended September 30, 2011. Gross gains of $2.2 million and $0.1 million were realized on these sales during the nine months ended September 30, 2012 and 2011, respectively. Proceeds from calls of securities were $44.5 million and $86.9 million for the three months ended September 30, 2012 and 2011, respectively. Proceeds from calls of securities were $153.0 million and $114.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Securities having a fair value of approximately $299.4 million and $287.8 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Bank did not hold any trading securities during the nine months ended September 30, 2012 or the year ended December 31, 2011.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $3.0 million in FHLB, ACBB and FRB stock at September 30, 2012 and approximately $1.7 million at December 31, 2011.  These amounts were reported as restricted securities in the consolidated balance sheets.

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

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. Such adjustments are generally capped at 15% of appraised value and typically result in a Level 3 classification of the inputs for determining fair value. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, the Credit Administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  On a quarterly basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.  The most recent analysis performed indicated that a discount of 1-3% should be applied to residential properties with appraisals performed within 12 months and an appreciation of 3-17% should be applied to commercial properties with appraisals performed within 12 months.

Loans Held For Sale:  Loans held for sale are carried at the lower of cost or fair values.  The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 3).

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		September 30, 2012 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$151,411		$151,411
State and municipal obligations	70,613		70,613
U.S. GSE residential mortgage-backed securities	25,840		25,840
U.S. GSE residential collateralized mortgage obligations	277,889		277,889
U.S. GSE commercial collateralized mortgage obligations (1)	9,439		9,439
Non Agency commercial mortgage-backed securities	5,008		5,008
Other Asset backed securities	20,590		20,590
Total available for sale	$560,790		$560,790

Derivatives	$(203)		$(203)

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$131,674		$131,674
State and municipal obligations	54,219		54,219
U.S. GSE residential mortgage-backed securities	70,984		70,984
U.S. GSE residential collateralized mortgage obligations	179,325		179,325
U.S. GSE commercial collateralized mortgage obligations (1)	5,237		5,237
Total available for sale	$441,439		$441,439

(1)        U.S. GSE commercial collateralized mortgage obligations represent securities with multi-family mortgage loans as the collateral.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2012 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$299			$299

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,868			$1,868
Loans held for sale	2,300			2,300

Impaired loans with allocated allowance for loan losses at September 30, 2012, had a carrying amount of $0.3 million, which is made up of the outstanding balance of $0.8 million, net of a valuation allowance of $0.5 million. This resulted in an additional provision for loan losses of $0.3 million that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2011, had a carrying amount of $1.9 million, which is made up of the outstanding balance of $2.1 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the income statement.

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

The Company used the following method and assumptions, not previously presented, in estimating the fair value of its financial instruments:

Cash and Due from Banks and Federal Funds Sold: Carrying amounts approximate fair value, since these instruments are either payable on demand or have short-term maturities. Cash on hand and non-interest due from bank accounts are Level 1 and interest bearing Cash Due from Banks and Federal Funds Sold are Level 2.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of September 30, 2012 and December 31, 2011.

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

The estimated fair values and recorded carrying amounts of the Bank’s financial instruments at September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at
		September 30, 2012 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$20,593	$20,593	$—	$—	$20,593
Interest bearing deposits with banks	7,264	—	7,264	—	7,264
Securities available for sale	560,790	—	560,790	—	560,790
Securities restricted	2,978	n/a	n/a	n/a	n/a
Securities held to maturity	212,879	—	216,083	—	216,083
Loans, net	718,427	—	—	749,227	749,227
Accrued interest receivable	5,412	—	2,952	2,460	5,412

Financial liabilities:
Certificates of deposit	164,892		166,551	—	166,551
Demand and other deposits	1,149,955	1,149,955	—	—	1,149,955
Federal funds purchased and				—
Federal Home Loan Bank overnight borrowings	62,000	62,000	—	—	62,000
Federal Home Loan Bank term advances	15,000	—	15,199	—	15,199
Repurchase agreements	13,093	—	13,845	—	13,845
Junior Subordinated Debentures	16,002	—	—	17,364	17,364
Accrued interest payable	212	22	190	—	212

	At December 31, 2011
	Carrying	Fair
(In thousands)	Amount	Value
Financial assets:
Cash and due from banks	$25,921	$25,921
Interest bearing deposits with banks	53,625	53,625
Securities available for sale	441,439	441,439
Securities restricted	1,660	n/a
Securities held to maturity	169,153	170,952
Loans, net	603,606	632,616
Accrued interest receivable	4,940	4,940

Financial liabilities:
Demand and other deposits	1,188,185	1,190,080
Repurchase agreements	16,897	17,990
Junior Subordinated Debentures	16,002	16,915
Accrued interest payable	319	319

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	September 30, 2012	December 31, 2011
Commercial real estate mortgage loans	$317,881	$283,917
Multi-family mortgage loans	60,395	21,402
Residential real estate mortgage loans	142,816	141,027
Commercial, financial, and agricultural loans	159,530	116,319
Real estate-construction and land loans	42,105	40,543
Installment/consumer loans	9,422	8,565
Total loans	732,149	611,773
Net deferred loan costs and fees	322	370
	732,471	612,143
Allowance for loan losses	(14,044)	(10,837)
Net loans	$718,427	$601,306

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

Pass: Loans classified as pass include current loans performing in accordance with contractual terms, pools of homogenous residential real estate and installment/consumer loans that are not individually risk rated and loans which do not exhibit certain risk factors that require greater than usual monitoring by management.

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

The following table represents loans by class categorized by internally assigned risk grades as of September 30, 2012 and December 31, 2011:

	Grades:
September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$124,007	$11,360	$10,838	$—	$146,205
Non-owner occupied	159,793	8,953	2,930	—	171,676
Multi-Family	60,395	—	—	—	60,395
Residential real estate:
First lien	73,544	—	1,336	963	75,843
Home equity	64,404	748	1,821	—	66,973
Commercial:
Secured	74,842	1,560	5,589	—	81,991
Unsecured	74,242	1,982	1,303	12	77,539
Real estate construction and land loans	38,663	—	3,442	—	42,105
Installment/consumer loans	9,285	26	111	—	9,422
Total loans	$679,175	$24,629	$27,370	$975	$732,149

	Grades:
December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$120,662	$14,975	$9,839	$—	$145,476
Non-owner occupied	126,016	9,443	2,982	—	138,441
Multi-Family	21,402	—	—	—	21,402
Residential real estate:
First lien	64,725	—	1,351	1,223	67,299
Home equity	70,947	584	1,972	225	73,728
Commercial:
Secured	52,686	4,258	3,208	—	60,152
Unsecured	53,421	1,613	1,124	9	56,167
Real estate construction and land loans	35,979	—	4,314	250	40,543
Installment/consumer loans	8,283	264	18	—	8,565
Total loans	$554,121	$31,137	$24,808	$1,707	$611,773

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loans, as defined by ASC 310-10:

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$—	$470	$986	$1,456	$144,749	$146,205
Non-owner occupied	—	—	—	—	—	171,676	171,676
Multi-Family	—	—	—	—	—	60,395	60,395
Residential real estate:
First lien	—	487	—	964	1,451	74,392	75,843
Home equity	1,407	50	—	1,196	2,653	64,320	66,973
Commercial:
Secured	50	162	—	123	335	81,656	81,991
Unsecured	350	—	—	383	733	76,806	77,539
Real estate construction and land loans	—	—	—	—	—	42,105	42,105
Installment/consumer loans	100	—	—	2	102	9,320	9,422
Total loans	$1,907	$699	$470	$3,654	$6,730	$725,419	$732,149

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$485	$1,281	$406	$449	$2,621	$142,855	$145,476
Non-owner occupied	—	—	—	—	—	138,441	138,441
Multi-Family	—	—	—	—	—	21,402	21,402
Residential real estate:
First lien	—	—	—	1,561	1,561	65,738	67,299
Home equity	448	255	—	1,382	2,085	71,643	73,728
Commercial:
Secured	—	—	—	479	479	59,673	60,152
Unsecured	—	53	—	40	93	56,074	56,167
Real estate construction and land loans	—	—	—	250	250	40,293	40,543
Installment/consumer loans	1	—	5	—	6	8,559	8,565
Total loans	$934	$1,589	$411	$4,161	$7,095	$604,678	$611,773

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

Impaired Loans

As of September 30, 2012 and December 31, 2011, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.8 million and $9.0 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

The following table represents impaired loans by class at September 30, 2012 and December 31, 2011:

September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,355	$4,420	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,301	1,667	—
Home equity	736	1,095	—
Commercial:
Secured	660	660	—
Unsecured	—	—	—
Real estate construction and land loans	—	—	—
Installment/consumer loans	—	—	—
Total with no related allowance recorded	$7,968	$8,758	$—

With an allowance recorded:
Residential real estate - Home equity	$461	$472	$244
Commercial - Unsecured	358	381	276
Total with an allowance recorded:	$819	$853	$520

Total:
Commercial real estate:
Owner occupied	$4,355	$4,420	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,301	1,667	—
Home equity	1,197	1,567	244
Commercial:
Secured	660	660	—
Unsecured	358	381	276
Real estate construction and land loans	—	—	—
Installment/consumer loans	—	—	—
Total	$8,787	$9,611	$520

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,163	$4,206	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	338	344	—
Home equity	688	860	—
Commercial:
Secured	533	533	—
Unsecured	—	—	—
Real estate construction and land loans	250	371	—
Installment/consumer loans	—	—	—
Total with no related allowance recorded	$6,888	$7,230	$—

With an allowance recorded:
Residential real estate - First lien	$1,223	$1,329	$76
Residential real estate - Home equity	693	700	29
Commercial - Secured	219	229	162
Total with an allowance recorded:	$2,135	$2,258	$267

Total:
Commercial real estate:
Owner occupied	$4,163	$4,206	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,561	1,673	76
Home equity	1,381	1,560	29
Commercial:
Secured	752	762	162
Unsecured	—	—	—
Real estate construction and land loans	250	371	—
Installment/consumer loans	—	—	—
Total	$9,023	$9,488	$267

The following table represents the average recoded investment and interest income recognized for impaired loans by class for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)	2012		2011
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,363	$30	$4,203	$38
Non-owner occupied	916	15	923	—
Residential real estate:
First lien	1,431	7	1,232	—
Home equity	737	—	771	—
Commercial:
Secured	540	2	273	2
Unsecured	—	—	—	—
Real estate construction and land loans	—	—	3,162	—
Installment/consumer loans	—	—	—	—
Total with no related allowance recorded	$7,987	$54	$10,564	$40

With an allowance recorded:
Residential real estate - Home equity	$463	$—	$693	$—
Commercial - Unsecured	370	—	236	—
Total with an allowance recorded:	$833	$—	$929	$—

Total:
Commercial real estate:
Owner occupied	$4,363	$30	$4,203	$38
Non-owner occupied	916	15	923	—
Residential real estate:
First lien	1,431	7	1,232	—
Home equity	1,200	—	1,464	—
Commercial:
Secured	540	2	273	2
Unsecured	370	—	236	—
Real estate construction and land loans	—	—	3,162	—
Installment/consumer loans	—	—	—	—
Total	$8,820	$54	$11,493	$40

	Nine months ended September 30,
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)	2012		2011
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,387	$116	$4,217	$90
Non-owner occupied	916	45	933	—
Residential real estate:
First lien	1,481	22	1,247	—
Home equity	890	—	840	—
Commercial:
Secured	531	12	273	2
Unsecured	—	—	—	—
Real estate construction and land loans	—	—	3,305	—
Installment/consumer loans	—	—	—	—
Total with no related allowance recorded	$8,205	$195	$10,815	$92

With an allowance recorded:
Residential real estate - Home equity	$469	$—	$695	$—
Commercial - Unsecured	387	—	239	—
Total with an allowance recorded:	$856	$—	$934	$—

Total:
Commercial real estate:
Owner occupied	$4,387	$116	$4,217	$90
Non-owner occupied	916	45	933	—
Residential real estate:
First lien	1,481	22	1,247	—
Home equity	1,359	—	1,535	—
Commercial:
Secured	531	12	273	2
Unsecured	387	—	239	—
Real estate construction and land loans	—	—	3,305	—
Installment/consumer loans	—	—	—	—
Total	$9,061	$195	$11,749	$92

The Bank had $0.3 million foreclosed real estate at September 30, 2012 and none at December 31, 2011, respectively.

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

The terms of certain other loans were modified during the quarter ending September 30, 2012 that did not meet the definition of a TDR. These loans have a total recorded investment as of September 30, 2012 of $38.1 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties or did not involve a concession to the borrower.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2012:

	For the Nine Months Ended
	September 30, 2012
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner occupied	1	$163	$161
Non-owner occupied	—	—	—
Multi-Family	—	—	—
Residential real estate:
First lien	—	—	—
Home equity	—	—	—
Commercial:
Secured	1	387	387
Unsecured	1	42	42
Installment/consumer loans	—	—	—
Real estate construction and land loans	—	—	—
Total loans	3	$592	$590

There were two loans modified as TDRs for which there was a payment default within twelve months following the modification.  These loans have since been moved to non performing TDR and foreclosure proceedings have been initiated.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of September 30, 2012 and December 31, 2011, the Company had $1.8 million and $2.0 million, respectively of nonaccrual TDR loans. As of September 30, 2012, one of the borrowers with loans totaling $0.2 million is complying with the modified terms of the loans and is currently making payments. Another borrower with loans totaling $1.0 million is past due but currently making payments.  The remaining borrower with loans totaling $0.6 million is currently in default and foreclosure proceedings have been initiated. The decrease in nonaccrual TDR loans at September 30, 2012 was due to the reclassification of a $0.3 million nonaccrual TDR loan to a performing TDR as the borrower has made six months of consecutive payments in line with the restructured terms.  In addition, there was a charge-off of $0.3 million during the first quarter 2012 and an additional charge-off of $0.2 million during the second quarter 2012.  Total nonaccrual TDR loans are secured with collateral that has an appraised value of $3.4 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has seven borrowers with performing TDR loans of $5.2 million at September 30, 2012 that are current and secured with collateral that has an appraised value of approximately $12.3 million.  At December 31, 2011, the Company had four borrowers with TDR loans of $4.9 million that were current and secured with collateral that had an appraised value of approximately $11.5 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors.

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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under FASB ASC No. 310, “Receivables”. Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2012, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of September 30, 2012 and December 31, 2011. Additionally, the following tables represent the changes in the allowance for loan losses for the nine month period ended September 30, 2012 and 2011, and the twelve month period ended December 31, 2011, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

	For the Three Months Ended September 30, 2012
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$4,447	$1,049	$2,879	$3,570	$1,328	$283	$13,556
Charge-offs	—	—	(150)	—	—	—	(150)
Recoveries	—	—	2	35	—	1	38
Provision	126	172	153	204	(42)	(13)	600
Ending Balance	$4,573	$1,221	$2,884	$3,809	$1,286	$271	$14,044

	For the Nine Months Ended September 30, 2012
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837
Charge-offs	—	—	(700)	(102)	—	(13)	(815)
Recoveries	—	—	5	70	—	22	97
Provision	1,043	826	1,299	946	(179)	(10)	3,925
Ending Balance	$4,573	1,221	2,884	3,809	1,286	271	$14,044

Ending balance: individually evaluated for impairment	$48	$—	$244	$228	$—	$—	$520

Ending balance: collectively evaluated for impairment	$4,525	$1,221	$2,640	$3,581	$1,286	$271	$13,524

Loans	$317,881	$60,395	$142,816	$159,530	$42,105	$9,422	$732,149

Ending balance: individually evaluated for impairment	$5,271	$—	$2,498	$1,018	$—	$—	$8,787

Ending balance: collectively evaluated for impairment	$311,906	$60,395	$140,318	$158,301	$41,813	$9,422	$722,155

Ending balance: loans acquired with deteriorated credit quality (1)	$704	$—	$—	$211	$292	$—	$1,207

(1) Includes loans acquired on May 27, 2011 from Hamptons State Bank.

	For the Twelve Months Ended December 31, 2011
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$3,310	$133	$1,642	$2,804	$185	$423	$8,497
Charge-offs	—	—	(259)	(372)	(864)	(186)	(1,681)
Recoveries	—	—	6	96	—	19	121
Provision	220	262	891	367	2,144	16	3,900
Ending Balance	$3,530	395	2,280	2,895	1,465	272	$10,837

Ending balance: individually evaluated for impairment	$—	$—	$105	$162	$—	$—	$267

Ending balance: collectively evaluated for impairment	$3,530	$395	$2,175	$2,733	$1,465	$272	$10,570

Loans	$283,917	$21,402	$141,027	$116,319	$40,543	$8,565	$611,773

Ending balance: individually evaluated for impairment	$5,079	$—	$2,942	$752	$250	$—	$9,023

Ending balance: collectively evaluated for impairment	$278,202	$21,402	$138,085	$115,364	$40,029	$8,565	$601,647

Ending balance: loans acquired with deteriorated credit quality (1)	$636	$—	$—	$203	$264	$—	$1,103

(1) Includes loans acquired on May 27, 2011 from Hamptons State Bank.

	For the Three Months Ended September 30, 2011
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$2,923	$390	$2,444	$2,938	$500	$299	$9,494
Charge-offs	—	—	(100)	(40)	(614)	(77)	(831)
Recoveries	—	—	2	45	—	2	49
Provision	313	(2)	(66)	(61)	1,207	59	1,450
Ending Balance	$3,236	$388	$2,280	$2,882	$1,093	$283	$10,162

	For the Nine Months Ended September 30, 2011
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$3,310	$133	$1,642	$2,804	$185	$423	$8,497
Charge-offs	—	—	(259)	(266)	(764)	(178)	(1,467)
Recoveries	—	—	5	64	—	13	82
Provision	(74)	255	892	280	1,672	25	3,050
Ending Balance	$3,236	$388	$2,280	$2,882	$1,093	$283	$10,162

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

There were no contributions made to the pension plan or the SERP during the nine months ended September 30, 2012. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $84,000 during the nine months ended September 30, 2012.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended September 30,				Nine months ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$284	$231	$30	$27	$847	$687	$90	$81
Interest cost	128	121	13	15	380	361	39	43
Expected return on plan assets	(250)	(192)	—	—	(744)	(569)	—	—
Amortization of net loss	62	26	1	—	186	76	1	—
Amortization of unrecognized prior service cost	3	3	—	—	8	7	—	—
Amortization of unrecognized transition (asset) obligation	—	—	7	7	—	—	21	21
Net periodic benefit cost	$227	$189	$51	$49	$677	$562	$151	$145

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At September 30, 2012, December 31, 2011 and September 30, 2011, securities sold under agreements to repurchase totaled $13.1 million, $16.9 million, and $16.6 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $17.6 million, $22.5 million and $23.7 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $3.1 million maturing during the fourth quarter of 2012, and $10.0 million maturing during the first quarter of 2015.  At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the nine months ended		For the year ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	December 31, 2011
Average daily balance	$13,018	$16,573	$16,715
Average interest rate	3.05%	3.26%	3.23%
Maximum month-end balance	$16,722	$17,012	$17,469
Weighted average interest rate	3.04%	3.20%	3.18%

10. FEDERAL HOME LOAN BANK ADVANCES

As of September 30, 2012, there was one term advance outstanding from the Federal Home Loan Bank for $15.0 million with a fixed interest rate of 0.44% that will mature during the fourth quarter of 2012.  The borrowing was collateralized by a blanket lien on residential mortgages.  There were no overnight borrowings outstanding from the Federal Home Loan Bank as of September 30, 2012, September 30, 2011 or December 31, 2011.

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

An interest rate swap with a notional amount totaling $15.0 million was entered into on June 28, 2012 and was designated as a cash flow hedge of certain Federal Home Loan Bank advances. The swap was determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings if the hedge transaction becomes probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap.

Summary information about the interest rate swap designated as a cash flow hedge as of September 30, 2012 is as follows:

(Dollars in thousands)	As of September 30, 2012
Notional amounts	$15,000
Weighted average pay rates	0.99%
Weighted average receive rates	0.46%
Weighted average maturity	4.74 years
Unrealized gains (losses)	$(203)

Interest expense recorded on this swap transaction totaled $21,000 for the nine months ended September 30, 2012 and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the nine months ended September 30, 2012.

2012
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	non interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(122)	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheet as of September 30, 2012:

	2012
	Notional	Fair
(In thousands)	Amount	Value
Included in other assets:
Interest rate swap related to FHLB Advance	$15,000	$(203)

13.  BUSINESS COMBINATIONS

On February 8, 2011, the Company entered into a definitive merger agreement under which the Bank would acquire Hamptons State Bank (“HSB”). The HSB transaction closed on May 27, 2011 resulting in the addition of total acquired assets on a fair value basis of $68.9 million, with loans of $38.9 million, investment securities of $24.2 million and deposits of $56.9 million. The transaction augments the Bank’s franchise in eastern Long Island and the combined entity serves customers through a network of 21 branches. Under the terms of the Agreement, each share of Hamptons State Bank common stock was converted into 0.3434 shares of the Company’s common stock. The Company issued approximately 273,500 shares, with an aggregate value of $5.85 million and recorded goodwill of $2.03 million which is not tax deductible for tax purposes.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  The operating results of the Company for the nine month period ended September 30, 2012, include the operating results of HSB.

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

14.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company does not anticipate the adoption of this ASU to have a material impact on the financials.

In August 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-03, “Technical Amendments and Corrections to SEC Sections” (“ASU 2012-03”). The accounting guidance includes amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update No. 2010-22. The accounting guidance is effective immediately and did not have a material impact on the Company.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; a failure to realize or an unexpected delay in realizing, the growth opportunities and cost savings anticipated from the HSB merger; an unexpected increase in operating costs, customer losses and business disruptions; following the HSB merger; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and other factors discussed elsewhere in this report and factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011 and other factors discussed elsewhere in this report ,and in quarterly and other reports filed by the Company with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Who We Are and How We Generate Income

Bridge Bancorp, Inc. (the “Company”), a New York corporation, is a bank holding company formed in 1989.  On a parent-only basis, the Company has had minimal results of operations.  The Company is dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (the “Bank”), its own earnings, additional capital raised, and borrowings as sources of funds.  The information in this report reflects principally the financial condition and results of operations of the Bank.  The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings.  The Bank also generates non interest income, such as fee income on deposit accounts, merchant credit and debit card processing programs, investment services, income from its title abstract subsidiary, and net gains on sales of securities and loans.  The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income.  Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity.

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

Quarterly Highlights

•                  Net income of $3.4 million and $0.39 per diluted share for the third quarter 2012 compared to $2.8 million or $0.41 per diluted share for the third quarter of 2011. The Company’s net income and earnings per share for the third quarter 2011 included $0.1 million in acquisition costs, net of tax, associated with the HSB merger, which closed in May 2011.

•                  Returns on average assets and equity were 0.93% and 12.11%, respectively.

•                  Net interest income increased to $11.8 million for the third quarter of 2012 compared to $11.5 million in 2011.

•                  Net interest margin was 3.55% for the third quarter of 2012 compared to 4.04% for the 2011 period.

•                  Total loans at September 30, 2012 of $732.5 million increased $120.3 million or 19.7% over December 31, 2011.

•                  Total assets of $1.57 billion at September 30, 2012, increased $228.7 million or 17.1% compared to December 31, 2011.

•                  Deposits of $1.31 billion increased $126.7 million or 10.7% over December 31, 2011.

•                  Allowance for loan losses was 1.92% of total loans as of September 30, 2012 compared to 1.77% at December 31, 2011.

•                  Tier 1 Capital increased $11.0 million or 9.3% to $129.4 million as of September 30, 2012, compared to December 31, 2011.

•                  A cash dividend of $0.23 per share was declared in October 2012 for the third quarter.

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

Since the second half of 2007 and continuing through 2010, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. Various government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points were designed to improve liquidity for the distressed financial markets. The objective of these efforts was to help consumers, reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks. From April 2010 through September 2012 the Federal Reserve decided to maintain the federal funds target rate between 0 and

25 basis points due to a continued national depressed housing market, tight credit markets and as an effort to foster employment. These actions have resulted in a prolonged low interest rate environment reducing yields on interest earning assets and compressing the Company’s net interest margin. In June 2012, the FOMC lowered its expectations for employment and GDP growth. In September 2012, the FOMC noted that economic activity was increasing, the growth in unemployment has slowed and the housing market is beginning to show signs of improvement. However, the FOMC anticipates maintaining federal funds target rate at least through mid-2015 in order to support economic and job growth.

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

Challenges and Opportunities

Despite fiscal and monetary policy initiatives implemented to combat the recession, management continues operating in an unsettled economic environment. While recent news on employment appears positive, issues still linger regarding the recovery’s strength and sustainability. Job creation remains a primary focus of the upcoming elections and the Federal Reserve Board’s (the “FRB”) recent announcements regarding additional quantitative easing is an attempt, through monetary policy, to increase economic activity and create jobs. Locally, the economy appears stronger than other parts of New York and the nation; however, management remains cautious about the impact of the pending “fiscal cliff”, general election year uncertainty, and continuing problems in Europe.

The FRB’s activities have heightened the challenges for the banking industry. Lower rates, while beneficial for certain segments of the economy, pose issues for others. Customers who rely on their savings to provide income have been impacted, and industry wide banks are seeing the returns on their loans and investments decline. This interest rate environment will, over time, compress margins and increase pressure on industry earnings. These circumstances warrant proactive management to mitigate interest rate and credit risk and overall profitability.

Like many in the banking industry, management is finding the current interest rate environment challenging as all aspects of banking are impacted by the FRB actions. Management is cautiously managing the types of loans it originates and investments it makes, while remaining prepared to deal with the eventuality of higher rates. Additionally, although asset quality measures remain strong, management continues to prudently assess its reserves in light of continued weakness in the overall economy.

During the nine months ended September 30, 2012, management continued to proactively manage its interest rate and credit risk. The Company repositioned its balance sheet, as the continuing low rate environment presented opportunities to exit certain positions in the bond portfolio. Securities aggregating $67 million were sold at a net gain of $2.2 million.  A portion of the sales proceeds were used to repay borrowings with the balance available to fund future loan growth. Management believes this strategy was appropriate and prudent given current market indicators.

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

Corporate objectives for 2012 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Despite these issues, management believes there remain opportunities to grow its franchise. Management believes continued investments to generate core funding, quality loans and new sources of revenue, remain keys to continue creating long term shareholder value. Management remains committed to branch based banking and in June 2012, the Company opened its 21st branch in Ronkonkoma, near MacArthur Airport, a regional transportation hub. The Bank also received regulatory approval to open two additional branches in Suffolk County, NY: Hauppauge and Shelter Island.  The Company expects to open these locations during the first quarter of 2013. The Company expects to pilot its new electronic banking platform in the fourth quarter of 2012. This will allow the Company to enhance the delivery of current technology, and more importantly, effectively deliver the next generation of products and services to its existing and new customer base. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2012, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

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

Net Income

Net income for the three months ended September 30, 2012 was $3.4 million and $0.39 per diluted share as compared to $2.8 million and $0.41 per diluted share for the same period in 2011.  The 21.2% increase in net income reflects growth in net interest income, non interest income and lower credit costs, partially offset by increased operating expenses. Changes for the three months ended September 30, 2012 compared to September 30, 2011 include: (i) a $0.3 million or 2.6% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $0.9 million or 58.6% decrease in the provision for loan losses; (iii) a $0.5 million or 26.6% increase in total non interest income as a result of net securities gains of $0.2 million, higher service charges and fees for other customer services of $0.1 million, and a $0.1 million or 72.0% increase in title fee income; and (iv) an $0.7 million or 8.4% increase in total non interest expense due to a $0.4 million increase in salaries and employee benefits related to increased staffing levels, an increase of $0.3 million in other operating expenses offset by a decrease of $0.1 million acquisition costs associated with the HSB merger that were incurred during three months ended September 30, 2011. The effective income tax rate was 32.5% for the quarter ended September 30, 2012 compared to 30.9% for the same period last year.

Net income for the nine months ended September 30, 2012 was $9.4 million and $1.09 per diluted share as compared to $7.4 million and $1.12 per diluted share for the same period in 2011. Changes for the nine months ended September 30, 2012 compared to September 30, 2011 include: (i) a $3.3 million or 10.2% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $0.9 million or 28.7% increase in the provision for loan losses; (iii) a $2.9 million or 58.3% increase in total non interest income as a result of net securities gains of $2.2 million and higher service charges, fees for other customer services and title fee income of $0.9 million; and (iv) a $2.3 million or 9.8% increase in total non-interest expense due to (1) a $2.2 million increase in salaries and employee benefits related to increased staffing levels; (2) a $0.6 million increase in other operating expenses, (3) a $0.1 million decrease in FDIC assessment as a result of the new calculation of the deposit insurance assessment; (4) a $0.7 million decline in acquisition costs associated with the HSB merger that was incurred during nine months ended September 30, 2011, and (5) a $0.2 million increase as a result of the cost of extinguishment of debt. The effective income tax rate was 32.3% for the nine months ended September 30, 2012 compared to 31.1% for the same period last year.

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

	Three months ended September 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)	$676,846	$10,467	6.15%	$582,472	$9,555	6.51%
Mortgage-backed securities, CMOs and other asset-backed securities	345,934	1,710	1.97	278,916	2,281	3.24
Tax exempt securities (2)	138,339	980	2.82	125,403	1,070	3.39
Taxable securities	164,077	864	2.09	129,697	906	2.77
Deposits with banks	39,394	28	0.28	52,104	32	0.24
Total interest earning assets	1,364,590	14,049	4.10	1,168,592	13,844	4.70
Non interest earning assets:
Cash and due from banks	22,760			19,300
Other assets	48,718			46,865
Total assets	$1,436,068			$1,234,757

Interest bearing liabilities:
Savings, NOW and money market deposits	$704,841	$952	0.54%	$615,629	$986	0.64%
Certificates of deposit of $100,000 or more	131,333	360	1.09	130,567	354	1.08
Other time deposits	40,381	101	1.00	45,170	132	1.16
Federal funds purchased and repurchase agreements	18,106	97	2.13	17,391	136	3.10
Federal Home Loan Bank term advances	15,000	38	1.01	—	—	—
Junior Subordinated Debentures	16,002	341	8.48	16,002	341	8.45
Total interest bearing liabilities	925,663	1,889	0.81	824,759	1,949	0.94
Non interest bearing liabilities:
Demand deposits	391,968			325,975
Other liabilities	8,082			9,420
Total liabilities	1,325,713			1,160,154
Stockholders’ equity	110,355			74,603
Total liabilities and stockholders’ equity	$1,436,068			$1,234,757

Net interest income/interest rate spread (3)		12,160	3.29%		11,895	3.76%

Net interest earning assets/net interest margin (4)	$438,927		3.55%	$343,833		4.04%

Ratio of interest earning assets to interest bearing liabilities			147.42%			141.69%

Less: Tax equivalent adjustment		(342)			(373)

Net interest income		$11,818			$11,522

(1)  Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2)  The above table is presented on a tax equivalent basis.

(3)  Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(4)  Net interest margin represents net interest income divided by average interest earning assets.

	Nine months ended September 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)	$648,103	$29,753	6.13%	$543,157	$26,074	6.42%
Mortgage-backed securities, CMOs and other asset-backed securities	324,986	5,793	2.38	274,532	6,982	3.40
Tax exempt securities (2)	140,884	3,165	3.00	115,340	3,262	3.78
Taxable securities	181,061	3,005	2.22	102,238	2,129	2.78
Deposits with banks	34,497	70	0.27	49,256	91	0.25
Total interest earning assets	1,329,531	41,786	4.20	1,084,523	38,538	4.75
Non interest earning assets:
Cash and due from banks	21,978			18,731
Other assets	49,441			43,994
Total assets	$1,400,950			$1,147,248

Interest bearing liabilities:
Savings, NOW and money market deposits	$715,310	$2,829	0.53%	$607,048	$2,977	0.66%
Certificates of deposit of $100,000 or more	134,923	1,113	1.10	104,904	841	1.07
Other time deposits	41,494	324	1.04	43,118	385	1.19
Federal funds purchased and repurchase agreements	25,363	323	1.70	16,976	405	3.19
Federal Home Loan Bank term advances	7,536	46	0.82	110	—	—
Junior Subordinated Debentures	16,002	1,024	8.55	16,002	1,025	8.56
Total interest bearing liabilities	940,628	5,659	0.80	788,158	5,633	0.96
Non interest bearing liabilities:
Demand deposits	346,358			282,705
Other liabilities	7,268			7,256
Total liabilities	1,294,254			1,078,119
Stockholders’ equity	106,696			69,129
Total liabilities and stockholders’ equity	$1,400,950			$1,147,248

Net interest income/interest rate spread (3)		36,127	3.40%		32,905	3.79%

Net interest earning assets/net interest margin (4)	$388,903		3.63%	$296,365		4.06%

Ratio of interest earning assets to interest bearing liabilities			141.35%			137.60%

Less: Tax equivalent adjustment		(1,104)			(1,138)

Net interest income		$35,023			$31,767

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

	Three months ended September 30,			Nine months ended September 30,
	2012 Over 2011			2012 Over 2011
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)	$3,807	$(2,895)	$912	$5,535	$(1,856)	$3,679
Mortgage-backed securities, CMOs and other asset-backed securities	2,475	(3,046)	(571)	1,675	(2,864)	(1,189)
Tax exempt securities (2)	509	(599)	(90)	881	(978)	(97)
Taxable securities	894	(936)	(42)	1,602	(726)	876
Federal funds sold	—	—	—	—	—	—
Deposits with banks	(27)	23	(4)	(32)	11	(21)
Total interest earning assets	7,658	(7,453)	205	9,661	(6,413)	3,248

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	576	(610)	(34)	680	(828)	(148)
Certificates of deposit of $100,000 or more	2	4	6	253	19	272
Other time deposits	(13)	(18)	(31)	(14)	(47)	(61)
Federal funds purchased and repurchase agreements	35	(74)	(39)	218	(300)	(82)
Federal Home Loan Bank Advances	38	—	38	21	25	46
Junior subordinated debentures	—	—	—	—	(1)	(1)
Total interest bearing liabilities	638	(698)	(60)	1,158	(1,132)	26
Net interest income	$7,020	$(6,755)	$265	$8,503	$(5,281)	$3,222

(1) Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended September 30, 2012 and September 30, 2011

Net interest income was $11.8 million for the three months ended September 30, 2012 compared to $11.5 million for the same period in 2011, an increase of $0.3 million or 2.6%. Net interest margin declined to 3.55% for the quarter ended September 30, 2012, compared to 4.04% for the quarter ended September 30, 2011 as a result of the historically low market interest rates on repricing assets and liabilities offsetting strong deposit growth and higher loan demand. The total average interest earning assets increased $196.0 million or 16.8%, yielding 4.10% and the overall funding cost was 0.57%, including demand deposits. The yield on interest earning assets decreased approximately 60 basis points which was partly offset by the cost of interest bearing liabilities, which decreased approximately 13 basis points during the third quarter of 2012 compared to 2011. The increase in average total deposits of $151.2 million funded lower yielding securities, which grew $114.3 million, and average net loans increased $94.4 million from the comparable 2011 quarter.

For the three months ended September 30, 2012, average net loans grew by $94.4 million or 16.2% to $676.8 million as compared to $582.5 million for the same period in 2011, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, and multi-family mortgage loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended September 30, 2012, average total securities increased by $114.3 million or 21.4% to $648.4 million as compared to $534.0 million for the three months ended September 30, 2011. There were no federal funds sold for the three months ended September 30, 2012 or 2011. The average interest earning cash decreased by $12.7 million to $39.4 million for the three months ended September 30, 2012 as compared to $52.1 million for the same period in 2011.

Average total interest bearing liabilities were $925.7 million for the three months ended September 30, 2012 compared to $824.8 million for the same period in 2011.  The Bank grew deposits as a result of opening three new branches during 2011 as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.81% for the three months ended September 30, 2012 from 0.94% for the same period in 2011.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended September 30, 2012, average total deposits increased by $151.2 billion or 13.5% to $1.3 billion from $1.1 billion from the same period in 2011.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $89.2 million or 14.5% to $704.8 million for the three months ended September 30, 2012 compared to $615.6 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $4.0 million or 2.3% to $171.7 million for 2012 as compared to $175.7 million for the same period last year.  Average balances in demand deposits increased $66.0 million or 20.2% to $392.0 million for 2012 as compared to $326.0 million for the same period last year. Average public fund deposits comprised 15.5% of total average deposits during the three months ended September 30, 2012 and 16.3% of total average deposits for the same period in 2011.  Average federal funds purchased and repurchase agreements increased $0.7 million or 4.1% to $18.1 million for the three months ended September 30, 2012 compared to $17.4 million for the same period in the prior year. For the three months ended September 30, 2012 there was an average balance of $15.0 million in FHLB term advances, compared to a zero balance for the same period last year.

Total interest income increased $0.2 million or 1.8% to $13.7 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the three months ended September 30, 2012 from $13.5 million for the same period in 2011.  Interest income on loans increased $0.9 million or 9.5% to $10.5 million for the three months ended September 30, 2012 from $9.6 million for the same period in 2011. The yield on average loans was 6.15% for 2012 as compared to 6.51% in 2011.

Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $0.7 million to $3.2 million for the three months ended September 30, 2012 compared to $3.9 million for the same period in 2011.  Interest income on securities included net amortization of premium of $1.6 million and a tax equivalent adjustment of $0.3 million in the 2012 compared to net amortization of premium of $0.5 million and tax equivalent adjustment of $0.4 million for the same period in 2011.  The tax adjusted average yield on total securities was 2.18% for 2012 as compared to 3.16% in 2011.

Interest expense remained flat at $1.9 million for the three months ended September 30, 2012 and the same period last year.

Analysis of Net Interest Income for the Nine Months ended September 30, 2012 and September 30, 2011

Net interest income was $35.0 million for the nine months ended September 30, 2012 compared to $31.8 million for the same period in 2011, an increase of $3.2 million or 10.2%. Net interest margin declined to 3.63% for the nine months ended September 30, 2012 compared to 4.06% for the nine months ended September 30, 2011 as a result of the historically low market interest rates on repricing assets and liabilities offsetting strong deposit growth and higher loan demand. The total average interest earning assets increased $245.0 million or 22.6% to $1.3 billion for the nine months ended September 30, 2012 compared to $1.1 billion for the same period in 2011. The yield on interest earning assets decreased approximately 55 basis points which was partly offset by the cost of interest bearing liabilities, which decreased approximately 16 basis points during the first nine months of 2012 compared to 2011. The increase in average total deposits of $200.3 million primarily funded lower yielding securities, which grew $154.8 million, while average net loans increased $104.9 million from the comparable 2011 period.

For the nine months ended September 30, 2012, average net loans grew by $104.9 million or 19.3% to $648.1 million as compared to $543.2 million for the same period in 2011, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, and multi-family mortgage loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the nine months ended September 30, 2012, average total securities increased by $154.8 million or 31.5% to $646.9 million as compared to $492.1 million for the nine months ended September 30, 2011. There were no federal funds sold for the nine month ended September 30, 2012 or 2011. The average interest earning cash decreased by $14.8 million to $34.5 million for the nine months ended September 30, 2012 as compared to $49.3 million for the same period in 2011.

Average total interest bearing liabilities were $940.6 million for the nine months ended September 30, 2012 compared to $788.2 million for the same period in 2011. The Bank grew deposits as a result of opening three new branches during 2011 as well as building new relationships in existing markets and the HSB merger. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.80% for the nine months ended September 30, 2012 from 0.96% for the same period in 2011.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the nine months ended September 30, 2012, average total deposits increased by $200.3 million or 19.3% to $1.2 billion from $1.0 billion for the same period in 2011.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $108.3 million or 17.8% to $715.3 million for the nine months ended September 30, 2012 compared to $607.0 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $28.4 million or 19.2% to $176.4 million for 2012 as compared to $148.0 million for the same period last year. Average balances in demand deposits increased $63.7 million or 22.5% to $346.4 million for 2012 as compared to $282.7 million for the same period last year. Average public fund deposits comprised 18.2% of total average deposits during the nine months ended September 30, 2012 and 19.2% of total average deposits for the same period in 2011. Average federal funds purchased and repurchase agreements increased $8.4 million or 49.4% to $25.4 million for the nine months ended September 30, 2012 as compared to $17.0 million for the same period in the prior year. For the nine months ended September 30, 2012 the average balance of FHLB term advances was $7.5 million, an increase of $7.4 million from the same period last year.

Total interest income increased $3.3 million or 8.8% to $40.7 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the nine months ended September 30, 2012 from $37.4 million for the same period in 2011.  Interest income on loans increased $3.7 million or 14.1% to $29.8 million for the nine months ended September 30, 2012 from $26.1 million for the same period in 2011. The yield on average loans was 6.13% for 2012 as compared to 6.42% in 2011.

Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $0.4 million to $10.8 million for the nine months ended September 30, 2012 compared to $11.2 million for the same period in 2011.  Interest income on securities included net amortization of premium of $3.7 million and a tax equivalent adjustment of $1.1 million in the 2012 compared to net amortization of premium of $1.6 million and a tax equivalent adjustment of $1.1 million for the same period in 2011.  The tax adjusted average yield on total securities was 2.47% for 2012 as compared to 3.36% in 2011.

Interest expense increased to $5.7 million for the nine months ended September 30, 2012 compared to $5.6 million for the same period last year.

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

Despite fiscal and monetary policy initiatives implemented to combat the recession, many signs still point toward economic weakness. The recovery has been tepid with a continuing overhang of foreclosed homes and a marked lack of job creation. During 2012, there was a negative change in the perception of the domestic and global economy. Statistically, job creation dramatically slowed and GDP forecasts have been reduced. Moreover, the budgetary problems that continue in Europe and other parts of the world have contributed to economic uncertainty. Globally, market interest rates have declined. Locally, foreclosure rates in Nassau and Suffolk counties have increased sharply over the prior year and the unemployment rate on Long Island has risen compared to 2011. Although the asset quality measures for the Bank remain strong, management continually assesses the allowance for loan losses in order to reasonably reserve against continued weakness in the overall economy.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio, net charge-offs, and macroeconomic factors, a provision for loan losses of $0.6 million and $3.9 million was recorded during the three and nine months ended September 30, 2012 compared to a provision for loan loss of $1.5 million and $3.1 million that was recorded during the same periods in 2011. Net charge-offs were $0.1 million for the quarter ended September 30, 2012 compared to $1.6 million for the year ended December 31, 2011 and $0.7 million for the quarter ended September 30, 2011. The ratio of allowance for loan losses to nonaccrual loans was 384%, 260% and 167%, at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. The allowance for loan losses increased to $14.0 million at September 30, 2012 as compared to $10.8 million at December 31, 2011 and $10.2 million at September 30, 2011. As a percentage of total loans, the allowance was 1.92% at September 30, 2012 compared to 1.77% at December 31, 2011 and 1.70% at September 30, 2011. In accordance with current accounting guidance, the acquired HSB loans were recorded at fair value, effectively netting estimated future losses against the loan balances. The allowance as a percentage of the Bank’s originated loans was 1.99% at September 30, 2012. Management continues to carefully monitor the loan portfolio as well as real estate trends in Suffolk County and eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub-prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

Loans of approximately $53.0 million or 7.2% of total loans at September 30, 2012 were categorized as classified loans compared to $57.7 million or 9.4% at December 31, 2011 and $56.3 million or 9.4% at September 30, 2011. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.

At September 30, 2012, approximately $34.1 million of classified loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $34.1 million of CRE loans, $32.6 million were current and $1.5 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees. At September 30, 2012, approximately $4.9 million of classified loans were residential real estate loans with $2.7 million current and $2.2 million past due. Commercial, financial, and agricultural loans represented $10.4 million of classified loans, of which $9.7 million was current and $0.7 million was past due. Approximately $3.4 million of classified loans represented real estate construction and land loans, which were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.1 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans. There were no multi-family loans that were categorized as classified loans as of September 30, 2012 or December 31, 2011.

CRE loans, including multi-family loans, represented $378.3 million or 51.7% of the total loan portfolio at September 30, 2012 compared to $305.3 million or 49.9% at December 31, 2011 and $287.8 million or 48.1% at September 30, 2011. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and appears to have stabilized in 2010. The estimated decline in residential and commercial real estate values range from 15-20% from the 2007 levels, depending on the nature and location of the real estate.

As of September 30, 2012 and December 31, 2011, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.8 million and $9.0 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDR loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Impaired loans on nonaccrual decreased $0.5 million to $3.6 million or 0.50% of total loans at September 30, 2012 from $4.1 million or 0.67% of total loans at December 31, 2011. Approximately $1.8 million of the nonaccrual loans at September 30, 2012 and $2.0 million at December 31, 2011, were troubled debt restructured loans. As of September 30, 2012, one of the borrowers with loans totaling $0.2 million are complying with the modified terms of the loans and is currently making payments. Another borrower with loans totaling $1.0 million is past due but is making payments. The remaining borrower with loans totaling $0.6 million is currently in default and foreclosure proceedings have been initiated.  The decrease in nonaccrual troubled debt restructured loans at June 30, 2012 was primarily due to one loan totaling $0.3 million where the borrower has made six months of consecutive payments in accordance with the restructured terms and the loan is now a performing trouble debt restructure loan. In addition, one loan totaling $0.3 million was charged off during the first quarter 2012 and an additional charge-off of $0.2 million occurred during the second quarter 2012. Total nonaccrual troubled debt restructured loans is secured with collateral that has an appraised value of $3.4 million. Approximately $2.0 million of the nonaccrual loans at December 31, 2011 represented troubled debt restructured loans where the borrowers were complying with the modified terms of the loans and were currently making payments. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company had seven borrowers with performing TDR loans of $5.2 million at September 30, 2012 that are secured with collateral that has an appraised value of approximately $12.9 million. As of September 30, 2012, all loans are current and paying according to their terms.  At December 31, 2011, the Company had four borrowers with TDR loans of $4.9 million that were current and secured with collateral that had an appraised value of approximately $11.5 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors.

The Bank had $0.3 million foreclosed real estate at September 30, 2012 and none for December 31, 2011 and September 30, 2011, respectively.

The following table sets forth impaired loans by loan type:

(In thousands)	September 30, 2012	December 31, 2011
Nonaccrual Loans:
Commercial real estate mortgage loans	$502	$449
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	1,197	1,156
Commercial, financial and agricultural loans	173	260
Real estate construction and land loans	—	250
Installment/consumer loans	—	—
Total	1,872	2,115

Restructured Loans - Nonaccrual:
Commercial real estate mortgage loans	484	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	963	1,786
Commercial, financial and agricultural loans	308	218
Real estate construction and land loans	—	—
Installment/consumer loans	—	—
Total	1,755	2,004

Total Non-performing Loans	3,627	4,119

Restructured Loans - Performing:
Commercial real estate mortgage loans	4,285	4,630
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	338	—
Commercial, financial and agricultural loans	537	274
Real estate construction and land loans	—	—
Installment/consumer loans	—	—
Total	5,160	4,904

Total Impaired Loans	$8,787	$9,023

Restructured loans totaled $7.0 million and $6.9 million as of September 30, 2012 and December 31, 2011, respectively.

The following table sets forth changes in the allowance for loan losses:

	For the Nine Months Ended	For the Year Ended
(Dollars in thousands)	September 30, 2012	December 31, 2011
Allowance for loan losses balance at beginning of period	$10,837	$8,497

Charge-offs:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	700	259
Commercial, financial and agricultural loans	102	372
Real estate construction and land loans	—	864
Installment/consumer loans	13	186
Total	815	1,681

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	5	6
Commercial, financial and agricultural loans	70	96
Real estate construction and land loans	—	—
Installment/consumer loans	22	19
Total	97	121

Net charge-offs	(718)	(1,560)
Provision for loan losses charged to operations	3,925	3,900
Balance at end of period	$14,044	$10,837

Ratio of annualized net charge-offs during the period to average loans outstanding	(0.07)%	(0.28)%

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	September 30, 2012		December 31, 2011
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$4,573	43.4%	$3,530	46.4%
Multi-family mortgage loans	1,221	8.2	395	3.5
Residential real estate mortgage loans	2,884	19.5	2,280	23.1
Commercial, financial and agricultural loans	3,809	21.8	2,895	19.0
Real estate construction and land loans	1,286	5.8	1,465	6.6
Installment/consumer loans	271	1.3	272	1.4
Total	$14,044	100.0%	$10,837	100.0%

Non Interest Income

Total non interest income increased $0.5 million or 26.6% to $2.2 million for the three months ended September 30, 2012 compared to $1.8 million for the same period in 2011. The increase was the result of a $0.2 million increase in net securities gains, a $0.1 million increase in service charges on deposit accounts and fees for other customer services related to higher electronic banking and investment services income, and a $0.1 million increase in title fee income related to Bridge Abstract.

Total non interest income increased $2.9 million or 58.3% to $8.0 million for the nine months ended September 30, 2012 compared to $5.1 million for the same period in 2011.  The increase was the result of a $2.0 million increase in net securities gains, a $0.5 million increase in service charges on deposit accounts and fees for other customer services related to higher electronic banking and investment services income, and a $0.4 million increase in title fee income related to Bridge Abstract. The increase in net gains on securities for the three months and nine months periods in 2012 was the result of $67.1 million in securities sold with proceeds used to prepay higher rate borrowings including $0.2 million in costs associated with the extinguishment of debt.

Non Interest Expense

Total non interest expense increased $0.7 million or 8.4% to $8.5 million during the three months ended September 30, 2012 compared to $7.8 million over the same period in 2011. Salaries and employees benefits increased $0.4 million or 8.2% to $5.2 million for the three months ended September 30, 2012 from $4.8 million for the same period in 2011. The increase reflects additional positions to support the Company’s expanding infrastructure and larger loan portfolio. Other operating expenses increased $0.3 million to $1.9 million as of September 30, 2012 as compared to $1.6 million for the same period last year. FDIC assessments increased $0.1 million or 41.8% to $0.2 million for the three months ended September 30, 2012 compared to $0.1 million for the same period last year.  Non interest expense for the three months ended September 30, 2011, also included acquisition costs of $0.1 million in connection with the HSB merger.

Total non interest expense increased $2.3 million or 9.8% to $25.3 million during the nine months ended September 30, 2012 compared to $23.0 million over the same period in 2011. Salaries and employees benefits increased $2.2 million or 16.4% to $15.6 million for the nine months ended September 30, 2012 from $13.4 million for the same period in 2011. The increase reflects additional positions to support the Company’s expanding infrastructure and larger loan portfolio. Net occupancy expense and furniture and fixture expenses increased $0.1 million. As of September 30, 2012 the Company incurred $0.2 million in cost of extinguishment of debt due to the prepayment of a $5.0 million repurchase agreement. Other operating expenses increased $0.6 million to $5.6 million as of September 30, 2012 as compared to $5.0 million for the same period last year. FDIC assessments decreased $0.1 million or 14.6% to $0.5 million for the nine months ended September 30, 2012 compared to $0.6 million for the same period last year.  Non interest expense for the nine months ended September 30, 2011, also included acquisition costs of $0.7 million in connection with the HSB merger.

Income Taxes

The provision for income taxes increased $0.4 million or 30.1% to $1.6 million for the three months ended September 30, 2012 compared to $1.2 million for the three months ended September 30, 2011 primarily due to higher pretax income. The effective tax rate for the three months ended September 30, 2012 increased to 32.5% from 30.1% for the same period last year. The increase in the effective rate was a result of a lower percentage of interest income from tax exempt securities and a higher federal statutory rate.

The provision for income taxes increased $1.1 million or 33.6% to $4.4 million for the nine months ended September 30, 2012 compared to $3.3 million for the nine months ended September 30, 2011 primarily due to higher pretax income. The effective tax rate for the nine months ended September 30, 2012 increased to 32.3% from 31.1% for the same period last year. The increase in the effective rate was a result of a lower percentage of interest income from tax exempt securities and a higher federal statutory rate.

Financial Condition

Total assets grew to $1.566 billion, a 22.1% increase over the September 30, 2011 level of $1.283 billion and 17.1% over the December 31, 2011 level of $1.337 billion with all growth funded by deposits, borrowings and capital. This increase reflects strong organic growth in new and existing markets.

Cash and due from banks decreased $5.3 million and interest earning deposits with banks decreased $46.4 million compared to December 31, 2011 as management invested excess capital and liquidity and continues to evaluate prudent strategies to deploy these funds to maximize returns while managing interest rate risk. Total securities increased $164.4 million or 26.9% to $776.6 million and net loans increased $117.1 million or 19.5% to $718.4 million compared to December 31, 2011 levels. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Total deposits grew $126.7 million to $1.315 billion at September 30, 2012 compared to $1.188 billion at December 31, 2011. Demand deposits increased $91.2 million to $412.7 million as of September 30 2012 compared to $321.5 million at December 31, 2011. Savings, NOW and money market deposits increased $53.3 million to $737.2 million at September 30, 2012 from $683.9 million at December 31, 2011. Certificates of deposit of $100,000 or more decreased $15.0 million to $125.6 million at September 30, 2012, from $140.6 million at December 31, 2011. Other time deposits decreased $2.9 million to $39.3 million at September 30, 2012, from $42.2 million at December 31, 2011. Federal Home Loan Bank term advances were $15.0 million as of September 30, 2012. There were no Federal Home Loan Bank term advances as of December 31, 2011. Federal funds purchased and Federal Home Loan Bank overnight borrowings were $62.0 million as of September 30, 2012.  There were no federal funds purchased and Federal Home Loan Bank overnight borrowings as of December 31, 2011. Repurchase agreements decreased $3.8 million to $13.1 million at September 30, 2012 compared to $16.9 million as of December 31, 2011 predominately due to the prepayment of a $5.0 million Repurchase agreement in February 2012. Junior subordinated debenture remained at $16.0 million as of September 30, 2012 compared to December 31, 2011. Other liabilities and accrued expenses increased $19.5 million to $28.6 million as of September 30, 2012 from $9.1 million as of December 31, 2011 due to securities totaling $17.9 million purchased in September 2012 which settled in October 2012. Stockholders’ equity was $116.3 million at September 30, 2012, an increase of $9.3 million or 8.7% from December 31, 2011, reflecting the proceeds from the issuance of shares of common stock under the Dividend Reinvestment Plan of $6.5 million, net income of $9.4 million, and $1.0 million related to stock based compensation plans, partially offset by $5.8 million in declared cash dividends and a decrease in the net unrealized gains in securities of $1.7 million. In October 2012, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and bo rrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Company’s principal sources of liquidity included cash and cash equivalents of $7.7 million as of September 30, 2012, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the nine months ended September 30, 2012, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. At September 30, 2012, the Bank had $29.9 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company made a capital contribution of $5.0 million to the Bank during the nine months ended September 30, 2012.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At September 30, 2012, the Bank had aggregate lines of credit of $282.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $262.5 million is available on an unsecured basis. As of September 30, 2012, the Bank had $62.0 million outstanding in overnight borrowings.  The Bank did not have any overnight borrowings outstanding as of December 31, 2011.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  As of September 30, 2012 and December 31, 2011, the Bank did not have any overnight borrowings outstanding under these lines. As of September 30, 2012, the Bank had $15.0 million outstanding in FHLB advances.  The Bank did not have outstanding FHLB advances as of December 31, 2011.  As of September 30, 2012, the Bank had $10.0 million of securities sold under agreements to repurchase outstanding with brokers and $3.1 million outstanding with customers.  The Bank had $15.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2011 with brokers and $1.9 million outstanding with customers.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of September 30, 2012 and December 31, 2011, the Bank had no brokered certificates of deposits.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested overnight at the highest rate available at the Federal Reserve or in federal funds sold.  The Bank invested $5.8 million at the Federal Reserve as of September 30, 2012, $52.6 million as of December 31, 2011, and $75.1 million as of September 30, 2011. The Bank did not have overnight federal funds sold as of September 30, 2012, December 31, 2011, or September 30, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of September 30, 2012, the Company and the Bank met all capital adequacy requirements. Since 2009, the Company has actively managed its capital position in response to its growth. During this period, the Company has raised capital through the following initiatives:

•                  In April 2009, the Company implemented a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the nine months ended September 30, 2012, was $6.5 million and for the twelve months ended December 31, 2011, was $4.6 million. Since the inception of the DRP Plan in April 2009 through September 30, 2012, the Company has issued 654,127 shares of common stock and raised $12.8 million in capital.

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

At September 30, 2012 and December 31, 2011, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)

As of September 30,	2012
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$141,346	14.8%	$76,512	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	129,365	13.5%	38,256	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	129,365	9.0%	57,328	4.0%	n/a	n/a

As of December 31,	2011
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$128,226	16.2%	$63,228	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	118,334	15.0%	31,614	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	118,334	9.3%	51,010	4.0%	n/a	n/a

Bridgehampton National Bank

As of September 30,	2012
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$133,633	14.0%	$76,496	8.0%	$95,621	10.0%
Tier 1 Capital (to risk weighted assets)	121,654	12.7%	38,248	4.0%	57,372	6.0%
Tier 1 Capital (to average assets)	121,654	8.5%	57,320	4.0%	71,650	5.0%

As of December 31,	2011
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$115,383	14.6%	$63,213	8.0%	$79,016	10.0%
Tier 1 Capital (to risk weighted assets)	105,494	13.4%	31,616	4.0%	47,410	6.0%
Tier 1 Capital (to average assets)	105,494	8.3%	51,001	4.0%	63,751	5.0%

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

At September 30, 2012, $728.5 million or 93.8% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in market interest rates could also affect the type (fixed-rate or adjustable-rate) and the amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities as well as the related accretion of discount or amortization of premium.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at September 30, 2012:

	September 30, 2012		December 31, 2011
Change in Interest	Potential Change		Potential Change
Rates in Basis Points	in Net		in Net
(Dollars in thousands)	Interest Income		Interest Income
	$ Change	% Change	$ Change	% Change
200	$(1,129)	(2.42)%	$(1,968)	(4.32)%
100	$(417)	(0.89)%	$(926)	(2.03)%
Static	—	—	—	—
(100)	$(202)	0.43%	$(16)	(0.04)%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There is one additional risk factor described below in addition to the factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Storm-Related Events May Have A Negative Impact on Future Earnings

We are in the process of assessing the impact of the recent storm that occurred in late October.  The storm resulted in considerable damage throughout our market area, and may have adversely affected the collateral of some of our borrowers and, to a lesser extent, their ability to repay their obligations to the Bank.

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
101

The following financial statements from Bridge Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012, filed on November 8, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011, (iv) Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and (vi) the Condensed Notes to Consolidated Financial Statements. (1)

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

BRIDGE BANCORP, INC.
Registrant

November 8, 2012	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

November 8, 2012	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer