Form 10-K
period 2012-12-31
BRIDGE BANCORP INC
filed 2013-03-13
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission File No. 001-34096

BRIDGE BANCORP, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value of $0.01 Per Share	The Nasdaq Stock Market, LLC

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2012, was $191,463,050.

The number of shares of the Registrant’s common stock outstanding on March 11, 2013 was 8,974,740.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2012 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2013 (Part III).

PART I

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company for The Bridgehampton National Bank (the “Bank”). The Bank was established in 1910 as a national banking association and is headquartered in Bridgehampton, New York. The Registrant was incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization under which the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), as an operating subsidiary. The assets transferred to BCI are viewed by the bank regulators as part of the Bank’s assets in consolidation. The operations of the Bank also include Bridge Abstract LLC (“Bridge Abstract”), a wholly owned subsidiary of the Bank, which is a broker of title insurance services. In October 2009, the Company formed Bridge Statutory Capital Trust II (the “Trust”) as a subsidiary, which sold $16.0 million of 8.5% cumulative convertible Trust Preferred Securities (the “Trust Preferred Securities”) in a private placement to accredited investors.

The Bank operates twenty two branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For a century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgage loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA and FHLMC  and non agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (7) New York State and local municipal obligations; and (8) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing up to $50.0 million of FDIC insurance to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

The Bank employs 257 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive. In addition, the Company maintains equity incentive plans under which it may issue shares of common stock of the Company.

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

The Bank’s principal market area is located in Suffolk County, New York. Suffolk County is located on the eastern portion of Long Island and has a population of approximately 1.5 million. Eastern Long Island is semi-rural. Surrounded by water and including the Hamptons and North Fork, the region is a recreational destination for the New York metropolitan area, and a highly regarded resort locale world-wide. While the local economy flourishes in the summer months as a result of the influx of tourists and second homeowners, the year-round population has grown considerably in recent years, resulting in a reduction of the seasonal fluctuations in the economy. Industries represented in the marketplace include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation; and agricultural and related businesses. During the last decade, the Long Island wine industry has grown with an increasing number of new wineries and vineyards locating in the region each year. The vast majority of businesses are considered small businesses employing fewer than ten full-time employees. In recent years, more national chains have opened retail stores within the villages on the north and south forks of the island. Major employers in the region include the municipalities, school districts, hospitals, and financial institutions.

Page -1-

Since 2008, the Bank has opened seven new branches. In 2009, the Bank opened two new branches in Shirley and in the Village of East Hampton, New York. During 2010, the Bank opened three new branches located in Center Moriches, Patchogue and Deer Park, New York. In November 2010, the Bank relocated its branch at 26 Park Place, East Hampton, New York to 55 Main Street, East Hampton, New York. In June 2012, the Bank opened a new branch in Ronkonkoma, New York. This location’s proximity to MacArthur Airport complements the Patchogue branch and extends the Bank’s reach into the Bohemia market. In late December 2012, the Bank opened a new branch and administrative offices in Hauppauge, New York. The recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. In May 2011, the Bank acquired Hamptons State Bank (“HSB”) which increased the Bank’s presence in an existing market with a branch located in the Village of Southampton. In July 2011, the Bank converted the former HSB customers to its core operating system. Management spent considerable time ensuring the transition progressed smoothly for HSB’s former customers and shareholders. Management has demonstrated its ability to successfully integrate the former HSB customers and achieve expected cost savings while continuing to execute its business strategy. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

The Bank routinely adds to its menu of products and services, continually meeting the needs of consumers and businesses. We believe positive outcomes in the future will result from the expansion of our geographic footprint, investments in infrastructure and technology and continued focus on placing our customers first. Plans for 2013 include a new internet banking platform and mobile banking products.

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

Page -2-

Federal Deposit Insurance

The Bank is a member of the DIF, which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the deposit insurance available on all deposit accounts to $250,000. In addition, certain non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. Refer to Item 1A. Risk Factors for more detailed information related to this new regulation.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Assessment rates, as adjusted, previously ranged from seven to 77.5 basis points of assessable deposits. No institution may pay a dividend if in default of the federal deposit insurance assessment.  In May 2009, the FDIC issued a final rule to impose an emergency special assessment of 5 basis points on all banks based on their total assets less tier one capital as of June 30, 2009.  The special assessment was payable on September 30, 2009. During the second quarter of 2009, the Company recorded an expense of $0.4 million related to the FDIC special assessment. On November 12, 2009, the FDIC issued a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011. The Company’s prepayment of FDIC assessments for 2010, 2011 and 2012 was $3.8 million which was amortized to expense over three years. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed by the President. Section 331(b) of the Dodd-Frank Act required the FDIC to change the definition of the assessment base which assessment fees are determined. The new definition for the assessment base is the average consolidated total assets of the insured depository institution less the average tangible equity of the insured depository institution, rather than deposits. The new methodology became effective on April 1, 2011 and the Company recorded a reduction in its FDIC assessment fees of $0.4 million during 2011 compared to 2010. The new financial reform legislation created a new Consumer Financial Protection Bureau, tightened capital standards and resulted in new laws and regulations that are expected to increase the cost of operations. Refer to Item 1A. Risk Factors for more detailed information related to this new regulation.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 0.64 basis points of average consolidated total assets less average tangible equity.

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

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  Among other things, the proposed rules would establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules would also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements.  The proposed rules would limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.  However, the agencies subsequently indicated that, due to the volume of public comments received, the final rule has been delayed past January 1, 2013.

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

The recently proposed rules that would increase regulatory capital standards would adjust the prompt corrective action tiers to account for the changes.

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

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OCC has the discretion to treat subsidiaries of a bank as affiliates on a case-

Page -4-

by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by an association with an affiliate and any purchase of assets or services by an association from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

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

The Federal Reserve Board has adopted consolidated capital adequacy guidelines for bank holding structured similarly, but not identically, to those of the OCC for the Bank. As of December 31, 2012, the Company’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. The Dodd-Frank Act directs the Federal Reserve Board to issue consolidated capital

Page -5-

requirements for depository institution holding companies that are less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate from Tier 1 capital the inclusion of certain instruments, such as trust preferred securities, that are currently includable by bank holding companies. The Dodd-Frank Act grandfathers instruments issued prior to May 19, 2010 for bank holding companies of under $15 billion in consolidated assets. The Company has issued trust preferred securities that should qualify for the grandfather.  However, the previously referenced proposed capital rules would impose a phase out of ineligible securities, including trust preferred securities, over ten years and does not refer to the grandfather provision. It is, therefore, uncertain whether any final rule will incorporate the Dodd-Frank Act grandfather.

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

The Company had nominal results of operations for 2012, 2011, and 2010 on a parent-only basis.  On December 21, 2012, the Company filed a shelf registration statement on form S-3 to register up to $75 million of securities and a prospectus and prospectus supplement. On June 27, 2012, the Company filed a shelf registration statement on Form S-3 to register up to 800,000 of securities pursuant to the DRP Plan with the SEC. On December 20, 2011, the Company raised $24.1 million in capital from the sale of 1,377,000 shares of common stock to selected institutional and other private investors in a registered direct offering. In November 2011, the Company filed a prospectus supplement under which it may from time to time sell up to $10.0 million of its common stock pursuant to an at-the-market equity offering program. During 2011 the Company issued 30,220 shares of common stock and raised $0.6 million in capital under this program. No additional shares were issued under this program in 2012. On May 27, 2011, the Company issued 273,479 shares of common stock with an aggregate value of $5.8 million in connection with the acquisition of Hamptons State Bank. In 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and the TPS shares are convertible into our common stock, at an effective conversion price of $31 per share.  The TPS mature in 30 years but are callable by the company at par any time after September 30, 2014. In April 2009, the Company announced that its Board of Directors approved and adopted a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. Since the inception of the DRP Plan in April 2009 through December 31, 2012, the Company has issued 856,005 shares of common stock and raised $16.8 million in capital. During 2008, the Company received approval and began trading on the NASDAQ Global Select Market under the symbol “BDGE”. Equity incentive plan grants of stock options and stock awards are recorded directly to the holding company. The Company’s sources of funds are dependent on dividends from the Bank, its

Page -6-

own earnings, additional capital raised and borrowings. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income. The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title insurance abstract subsidiary, and net gains on sales of securities and loans. The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance abstract subsidiary, and income tax expense, further affects the Bank’s net income.

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

Changes in interest rates also affect the fair value of our securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  As of December 31, 2012, our securities portfolio totaled $739.8 million.

Page -7-

In addition, the Dodd-Frank Act eliminated the federal prohibition on paying interest on demand deposits effective July 21, 2011, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this change to existing law could increase our interest expense.

Strong competition within our market area may limit our growth and profitability.

The Bank’s market area is located in Suffolk County on eastern Long Island and its customer base is mainly located in the towns of East Hampton, Southampton, Southold and Riverhead. Since 2009, the Bank has expanded its market areas to include branches in the towns of Brookhaven, Babylon and Islip. During 2012, the Bank opened two new branches: one in June located in Ronkonkoma, New York and one in December 2012 located in Hauppauge, New York. The Bank also opened administrative offices in December 2012 in Hauppauge, New York, to better service customers as the Bank continues to move westward. Competition in the banking and financial services industry remains intense. The profitability of the Bank depends on the continued ability to successfully compete. The Bank competes with commercial banks, savings banks, credit unions, insurance companies, and brokerage and investment banking firms. Many of our competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. In addition, competitors may offer deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than the Bank has been willing to offer. Furthermore, the high cost of living on the twin forks of eastern Long Island creates increased competition for the recruitment and retention of qualified staff.

Our future success depends on the success and growth of The Bridgehampton National Bank.

Our primary business activity for the foreseeable future will be to act as the holding company of the Bank. Therefore, our future profitability will depend on the success and growth of this subsidiary.  The continued and successful implementation of our growth strategy will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area.  In addition, our ability to successfully grow will depend on several factors, including favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality.  While we believe we have the management resources, market opportunities and internal systems in place to obtain and successfully manage future growth, growth opportunities may not be available and we may not be successful in continuing our growth strategy.  In addition, continued growth requires that we incur additional expenses, including salaries, data processing and occupancy expense related to new branches and related support staff.  Many of these increased expenses are considered fixed expenses.  Unless we can successfully continue our growth, our results of operations could be negatively affected by these increased costs.  Finally, our growth is also affected by the seasonality of our markets in Eastern Long Island, including the Hamptons and North Fork, a region that is a recreational destination for the New York metropolitan area, and a highly regarded resort locale world-wide.  This seasonality results in more economic activity in the summer months and decrease activity in the off season, which can adversely impact the consistency and sustainability of growth.

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

Page -8-

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

In October 2009 we issued $16 million of 8.5% cumulative convertible trust preferred securities from a special purpose trust, and we issued an identical amount of junior subordinated debentures to this trust.  Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trust are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the obligations with respect to the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

The Dodd-Frank Act is significantly changing the bank regulatory structure and is impacting the largest financial institutions as well as regional banks and community banks.  The federal regulatory agencies, specifically the SEC and the new Consumer Financial Protection Bureau, are given significant discretion in drafting the implementing regulations.

The major bank-related provisions under the Dodd-Frank Act pertain to: capital requirements; mortgage reform and minimum lending standards; consumer financial protection bureau; sale of mortgage loans (including risk retention requirements); FDIC insurance-related provisions; preemption standards for national banks; abolishment of the Office of Thrift Supervision; interchange fee for debit card transactions; Volcker Rule; regulation of derivatives/swaps;  Financial Services Oversight Council; resolution authority; and corporate governance matters (e.g.; “say on pay”; new executive compensation disclosure and clawbacks, etc.). Given the range of topics in the Dodd-Frank Act and the voluminous regulations required to implement by the Dodd-Frank Act, the full impact will not be known for some time.

Certain provisions of the Dodd-Frank Act impacted banks upon enactment of the legislation.  Examples of this were the permanent increase of FDIC deposit insurance limits, the FDIC Assessment Base calculation change and the removal of the cap for the Deposit Insurance Fund, all of which in turn affected banks’ FDIC deposit insurance premiums.  Certain provisions of the Dodd-Frank Act are expected to have a near-term effect on us. For example, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could increase our interest expense.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection

Page -9-

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

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain.

On June 7, 2012, the Federal Reserve Board issued proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III was initially intended to be implemented beginning January 1, 2013, however on November 9, 2012, the U.S. federal banking agencies announced that the proposed rules would not become effective on January 1, 2013, and it is not clear when the proposed rules will become effective.

Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating these ratios.  The proposed new minimum capital requirements would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied.  In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business.  We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans.  We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur.  In addition, any compromise of our systems could deter customers from using our products and services.  Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers.  If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability.  Any of these events could have a material adverse effect on our financial condition and results of operations.

Page -10-

Severe Weather, Acts of Terrorism and Other External Events Could Impact Our Ability to Conduct Business

Recent weather-related events have adversely impacted our market area, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area remain central targets for potential acts of terrorism.  Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, the Registrant does not own or lease any property. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932. The Bank’s internet address is www.bridgenb.com.

All of the Bank’s properties are located in Suffolk County, New York. The Bank’s Main Office in Bridgehampton is owned. The Bank also owns buildings that house branches located in; Montauk, Southold, Westhampton Beach, Southampton Village, and East Hampton Village. The Bank currently leases out a portion of the Montauk and Westhampton Beach buildings. The Bank leases fifteen additional properties in Suffolk County as branch locations. Additionally, the Bank utilizes space for a branch in the retirement community, Peconic Landing at 1500 Brecknock Road, Greenport. The Bank currently subleases a portion of the leased property located in Patchogue. In 2011, the Bank purchased real estate in the Town of Southold which will also be considered as a site for a future branch facility.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK INFORMATION

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “BDGE”.  The following table details the quarterly high and low sale prices of the Company’s common stock and the dividends declared for such periods.

At December 31, 2012 the Company had approximately 858 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

Page -11-

COMMON STOCK INFORMATION

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2012
First	$22.33	$19.30	$0.23
Second	$23.59	$19.02	$0.23
Third	$24.54	$19.58	$0.23
Fourth	$23.24	$19.07	$0.46

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2011
First	$25.94	$20.94	$0.23
Second	$22.68	$20.73	$—
Third	$22.19	$17.77	$0.23
Fourth	$20.79	$17.51	$0.23

Stockholders received cash dividends totaling $9.9 million in 2012 and $6.1 million in 2011. During the second quarter of 2011, the Board revised its policy of dividend declaration to the month following the end of the quarter. This change in policy resulted in the declaration of the second quarter dividend in July 2011, and only three declared quarterly dividends during 2011. Due to the likelihood of a change in the tax rates on dividends beginning in 2013, management decided to accelerate the timing of the payment of the Company’s fourth quarter dividend to shareholders into calendar year 2012 resulting in five dividend payments in 2012. The ratio of dividends per share to net income per share was 77.50% in 2012 compared to 44.35% in 2011.

There are various legal limitations with respect to the Company’s ability to pay dividends to shareholders and the Bank’s ability to pay dividends to the Company.   Under the New York Business Corporation Law, the Company may pay dividends on its outstanding shares unless the Company is insolvent or would be made insolvent by the dividend.  Under federal banking law, the prior approval of the Federal Reserve Board and the Office Comptroller of the Currency (the “OCC”) may be required in certain circumstances prior to the payment of dividends by the Company or the Bank.  A national bank may generally declare a dividend, without approval from the OCC, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend.  At December 31, 2012, the Bank had $33.5 million of retained net income available for dividends to the Company.  The OCC also has the authority to prohibit a national bank from paying dividends if such payment is deemed to be an unsafe or unsound practice.  In addition, as a depository institution the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC. The Bank currently is not (and never has been) in default under any of its obligations to the FDIC.

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

Page -12-

PERFORMANCE GRAPH

Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size $1 billion to $5 billion, as reported by SNL Financial L.C. from December 31, 2007 through December 31, 2012. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

	Period Ended
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Bridge Bancorp, Inc.	100.00	79.71	107.70	114.63	95.60	103.09
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors approved a stock repurchase program on March 27, 2006 which approved the repurchase of 309,000 shares. No shares have been purchased during the year ended December 31, 2012. The total number of shares purchased as part of the publicly announced plan totaled 141,959 as of December 31, 2012. The maximum number of remaining shares that may be purchased under the plan totals 167,041 as of December 31, 2012. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended December 31, 2012.

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

December 31,	2012	2011	2010	2009	2008
Selected Financial Data:

Securities available for sale	$529,070	$441,439	$323,539	$306,112	$310,695
Securities, restricted	2,978	1,660	1,284	1,205	3,800
Securities held to maturity	210,735	169,153	147,965	77,424	43,444
Loans held for sale	—	2,300	—	—	—
Loans held for investment	798,446	612,143	504,060	448,038	429,683
Total assets	1,624,713	1,337,458	1,028,456	897,257	839,059
Total deposits	1,409,322	1,188,185	916,993	793,538	659,085
Total stockholders’ equity	118,672	106,987	65,720	61,855	56,139

Years Ended December 31,
Selected Operating Data:

Total interest income	$54,514	$50,426	$44,899	$43,368	$39,620
Total interest expense	7,555	7,616	7,740	7,815	9,489
Net interest income	46,959	42,810	37,159	35,553	30,131
Provision for loan losses	5,000	3,900	3,500	4,150	2,000

Net interest income after provision for loan losses	41,959	38,910	33,659	31,403	28,131
Total non interest income	10,673	6,949	7,433	6,174	6,064
Total non interest expense	33,780	30,837	27,879	24,765	21,157

Income before income taxes	18,852	15,022	13,213	12,812	13,038
Income tax expense	6,080	4,663	4,047	4,049	4,288
Net income	$12,772	$10,359	$9,166	$8,763	$8,750

December 31,
Selected Financial Ratios and Other Data:

Return on average equity	11.78%	14.37%	15.29%	15.58%	16.29%
Return on average assets	0.88%	0.88%	0.95%	1.06%	1.24%
Average equity to average assets	7.49%	6.11%	6.18%	6.80%	7.62%
Dividend payout ratio (1) (2)	77.50%	44.35%	63.42%	65.43%	64.74%
Basic earnings per share	$1.48	$1.54	$1.45	$1.41	$1.42
Diluted earnings per share	$1.48	$1.54	$1.45	$1.41	$1.42
Cash dividends declared per common share	$1.15	$0.69	$0.92	$0.92	$0.92

(1)          The dividend payout ratio for 2012 includes five declared quarterly dividends.

(2)          The dividend payout ratio for 2011 includes three declared quarterly dividends.

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

Year and Quarterly Highlights

•

Net income of $3.4 million and $0.39 per diluted share for the fourth quarter 2012 compared to $3.0 million and $0.42 per diluted share for the fourth quarter 2011. Net income for 2012 was $12.8 million and $1.48 per diluted share, compared to $10.4 million and $1.54 per diluted share, including $0.5 million in acquisition costs, net of tax, associated with the HSB merger in 2011.

•	Returns on average assets and equity for 2012 were 0.88% and 11.78%, respectively.

•	Net interest income increased to $47.0 million for 2012 compared to $42.8 million in 2011.

•	Net interest margin was 3.52% for 2012 and 3.97% for 2011.

•	Total assets of $1.6 billion at December 31, 2012, an increase of $0.3 billion or 21.5% over the same date last year.

Page -15-

•	Total loans held for investment of $798.4 million at December 31, 2012, an increase of 30.4% from December 31, 2011.

•	Total investment securities of $742.8 million at December 31, 2012, an increase of 21.3% over December 31, 2011.

•	Total deposits of $1.4 billion at December 31, 2012, an increase of $221.1 million or 18.6% over 2011 level.

•	Allowance for loan losses was 1.81% of loans as of December 31, 2012, compared to 1.77% at December 31, 2011.

•

The Company’s Tier 1 Capital to quarterly average assets ratio was 8.4% as of December 31, 2012, as compared to 9.3% as of 2011. Stockholders’ equity totaled $118.7 million at December 31, 2012, an increase of $11.7 million from December 31, 2011 as a result of the capital raised through the DRIP, as well as continued earnings growth, net of dividends.

•	A cash dividend of $0.23 per share was declared and paid in December 2012 for the fourth quarter of 2012.

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

Since the second half of 2007 and continuing through 2010, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. Various government initiatives along with eight rate cuts by the Federal Reserve totaling 500 basis points were designed to improve liquidity for the distressed financial markets. The objective of these efforts was to help consumers, reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. Effective as of February 19, 2010, the Federal Reserve increased the discount rate 50 basis points to 0.75%. The Federal Reserve stated that this rate change was intended to normalize their lending facility and to step away from emergency lending to banks. From April 2010 through September 2012 the Federal Reserve decided to maintain the federal funds target rate between 0 and 25 basis points due to a continued national depressed housing market, tight credit markets and as an effort to foster employment. These actions have resulted in a prolonged low interest rate environment reducing yields on interest earning assets and compressing the Company’s net interest margin. In June 2012, the FOMC lowered its expectations for employment and GDP growth. In September 2012, the FOMC noted that economic activity was increasing, the growth in unemployment had slowed and the housing market was beginning to show signs of improvement. However, the FOMC anticipates maintaining federal funds target rate at least through mid-2015 in order to support economic and job growth.

Growth and service strategies have the potential to offset the compression on net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2008, the Bank has opened seven new branches. The recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. In May 2011, the Bank acquired HSB which increased the Bank’s presence in an existing market with a branch located in the Village of Southampton. In July 2011, the Bank converted the former HSB customers to the Bank’s core operating system. Management spent considerable time ensuring the transition progressed smoothly for HSB’s former customers and shareholders. Management has demonstrated its ability to successfully integrate the former HSB customers and achieve expected cost savings while continuing to execute its business strategy. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

Page -16-

Challenges and Opportunities

Despite fiscal and monetary policy initiatives implemented to combat the recession, the Company continues operating in an unsettled economic environment. Five years after the financial crisis, the Banking environment remains uncertain with the fallout from both regulatory activity and the economic impact of decisions made during and subsequent to the crisis. The costs, in terms of compliance and greater capitalization, continue impacting shareholders expectations and returns.

While recent news on employment appears positive, issues still linger regarding the recovery’s strength and sustainability. Job creation remains a primary focus of the government, and the Federal Reserve Board’s (the “FRB”) recent announcements regarding continued quantitative easing is an attempt, through monetary policy, to increase economic activity and create jobs. Locally, the economy appears stronger than other parts of New York and the nation. The credit environment appears to be stabilizing and our Company and many of our customers avoided significant damage from the effects of Hurricane Sandy, however, the continued confidence of consumers and businesses remains critical to future economic activity.

The FRB’s activities have heightened the challenges for the banking industry. Lower rates, while beneficial for certain segments of the economy, pose issues for others. Customers who rely on their savings to provide income have been impacted, and industry wide banks are seeing the returns on their loans and investments decline. The eventuality of rising rates is one of the industry’s greatest challenges and threats, creating margin pressures and ultimately impacting credit, as businesses adjust and manage with potentially higher borrowing costs. These circumstances warrant proactive management to mitigate interest rate and credit risk and maintain overall profitability. During the twelve months ended December 31, 2012, the Company repositioned its balance sheet, as the continuing low rate environment presented opportunities to exit certain positions in the bond portfolio. Securities aggregating $152 million were sold at a net gain of $2.6 million.  A portion of the sales proceeds were used to repay borrowings with the balance available to fund future loan growth. Management believes this strategy was appropriate and prudent given current market indicators. Management is cautious managing the types of loans it originates and investment it makes, while remaining prepared to deal with the eventuality of higher rates. Additionally, although asset quality measures remain strong, management continues to prudently assess its reserves in light of continued weakness in the overall economy.

The prospects of the financial services sector and the Company continue to be impacted by the final outcome of the implementation of the Dodd-Frank Act. The Company expects new rules, regulations and related compliance and process changes and will increase its compliance resources appropriately. The proposed changes to calculating capital under Basel III may increase the complexity and level of capital requirements. The Bank continues to collaborate with its primary regulator to ensure compliance with current requirements and interpretations. It is the belief of management that its strong risk management culture is a primary reason for its long term success and management views the current challenges as opportunities to expand its business and deliver the promise of successful community banking to its customers and shareholders. Management must maintain its stringent underwriting standards and diligently monitor credit concentrations and exposures as the Company grows. Management needs to prudently price all products and structure its balance sheet for the eventuality of higher rates. Management seeks new sources of revenue while monitoring expenditures and identifying opportunities to achieve efficiencies. Finally, management must capitalize on current competitors’ dislocations and distractions while investing in infrastructure and technology to be prepared for the evolving competitive landscape.

The Company’s record achievements in 2012 of substantial organic loan, deposit and revenue growth, coupled with strong asset quality and capitalization levels combined to deliver industry leading returns. This is a testament to the Company’s unwavering commitment to community banking, whereby the Company partners with its customers, delivering advice and solutions for their financial needs. This is the core of the Company’s business model and dedication to these principles contributes to its current success, and is paramount in all future initiatives. The key to delivering on the Company’s mission is combining its expanding branch network, improving technology, and experienced professionals with the critical element of local decision making. The successful expansion of the franchise’s geographic reach delivered the desired results; increasing core deposits and loans, and generating record levels of revenue and income. This revenue offset higher credit and compliance costs allowing the Company to continue building the infrastructure necessary to manage in today’s increasingly complex regulatory environment. 2012 marked another step in the continuing evolution of the Company and demonstrated ongoing commitment to identify, leverage and efficiently execute on market opportunities. Looking ahead, management sees the potential to continue this strategic course with similar positive results.

Corporate objectives for 2013 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow its franchise and continued investments to generate core funding, quality loans and new sources of revenue, remain keys to continue creating long term shareholder value. Management remains committed to branch based banking and in June 2012, the Company opened a new branch in Ronkonkoma, near MacArthur Airport, a regional transportation hub. The bank opened its 22nd   branch in Hauppauge, New York, in December 2012. The Bank also received regulatory approval to open two additional branches in Shelter Island, New York and Rocky Point, New York. The Company expects to open these locations during the first half of 2013. The Company began to pilot its new electronic banking platform in the first quarter of 2013. This will allow the Company to enhance the delivery of current technology, and more importantly, effectively deliver the next generation of products and services to its existing and new customer base. The

Page -17-

ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

CRITICAL ACCOUNTING POLICIES

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2012 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under FASB Accounting Standard Codification (“ASC”) No. 310, “Receivables”. Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual loan analyses are periodically performed on specific loans considered impaired. For collateral dependent impaired loans, appraisals are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, the Credit Administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics.  On a quarterly basis, the Company compares the actual selling price of collateral that has been sold, based on these independent sources, as well as recent appraisals associated with current loan origination activity, to the most recent appraised value to determine if additional adjustments should be made to the appraisal value to arrive at fair value.  Adjustments to fair value are made only when the analysis indicates a probable decline in collateral values. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, owner and non-owner occupied; multi-family mortgages; residential real estate mortgages, first lien and home equity; commercial loans, secured

Page -18-

and unsecured; installment/consumer loans; and real estate construction and land loans. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures, and concentrations in the portfolio when determining the allowances for each pool. In addition, we evaluate and consider the credit’s risk rating which includes management’s evaluation of: cash flow, collateral and trends in current values, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2012, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding our allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

NET INCOME

Net income for 2012 totaled $12.8 million or $1.48 per diluted share while net income for 2011 totaled $10.4 million or $1.54 per diluted share, as compared to net income of $9.2 million, or $1.45 per diluted share for the year ended December 31, 2010. Net income increased $2.4 million or 23.3% compared to 2011 and net income for 2011 increased $1.2 million or 13.0% as compared to 2010. Significant trends for 2012 include: (i) a $4.1 million or 9.7% increase in net interest income; (ii) a $1.1 million increase in the provision for loan losses; (iii) a $3.8 million or 53.6% increase in total non interest income including net securities gains of $2.6 million; and (iv) a $3.0 million or 9.5% increase in total non interest expenses including a decline of $0.8 million of acquisition costs associated with the HSB merger that were incurred during 2011. The effective income tax rate was 32.3% for 2012 compared to 31.0% for 2011.

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

Page -19-

Years Ended December 31,	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest earning assets:
Loans, net (1)	$671,103	$40,255	6.00%	$554,469	$35,434	6.39%	$461,289	$30,223	6.55%
Mortgage-backed, CMOs and other asset-back securities	342,302	7,391	2.16	277,073	9,000	3.25	242,997	9,585	3.94
Tax exempt securities (2)	141,899	4,181	2.95	124,616	4,417	3.54	104,824	4,153	3.96
Taxable securities	191,445	4,068	2.12	111,311	2,993	2.69	82,678	2,328	2.82
Federal funds sold	—	—	—	—	—	—	1,750	5	0.29
Deposits with banks	27,840	78	0.28	48,841	123	0.25	20,804	54	0.26
Total interest earning assets	1,374,589	55,973	4.07	1,116,310	51,967	4.66	914,342	46,348	5.07
Non interest earning assets:
Cash and due from banks	22,760			19,025			15,857
Other assets	48,836			44,952			39,707
Total assets	$1,446,185			$1,180,287			$969,906

Interest bearing liabilities:
Savings, NOW and money market deposits	$718,559	$3,738	0.52%	$613,068	$3,936	0.64%	$480,642	$3,594	0.75%
Certificates of deposit of $100,000 or more	131,695	1,453	1.10	115,895	1,264	1.09	100,775	1,489	1.48
Other time deposits	40,949	416	1.02	43,282	507	1.17	45,630	762	1.67
Federal funds purchased and repurchase agreements	38,613	461	1.19	17,582	543	3.09	22,128	530	2.40
Federal Home Loan Bank term advances	18,068	122	0.68	82	—	0.00	19	—	0.00
Junior subordinated debentures	16,002	1,365	8.53	16,002	1,366	8.54	16,002	1,365	8.53
Total interest bearing liabilities	963,886	7,555	0.78	805,911	7,616	0.95	665,196	7,740	1.16
Non interest bearing liabilities:
Demand deposits	365,999			294,566			238,740
Other liabilities	7,923			7,721			6,028
Total liabilities	1,337,808			1,108,198			909,964
Stockholders’ equity	108,377			72,089			59,942
Total liabilities and stockholders’ equity	$1,446,185			$1,180,287			$969,906

Net interest income/interest rate spread (3)		48,418	3.29%		44,351	3.71%		38,608	3.91%

Net interest earning assets/net interest margin (4)	$410,703		3.52%	$310,399		3.97%	$249,146		4.22%

Ratio of interest earning assets to interest bearing liabilities			142.61%			138.52%			137.45%

Less: Tax equivalent adjustment		(1,459)			(1,541)			(1,449)

Net interest income		$46,959			$42,810			$37,159

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

Years Ended December 31,	2012 Over 2011 Changes Due To			2011 Over 2010 Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans (1)	$7,089	$(2,268)	$4,821	$5,966	$(755)	$5,211
Mortgage-backed, CMOs and other asset-backed securities	1,828	(3,437)	(1,609)	1,231	(1,816)	(585)
Tax exempt securities (2)	561	(797)	(236)	733	(469)	264
Taxable securities	1,811	(736)	1,075	777	(112)	665
Federal funds sold	—	—	—	(3)	(2)	(5)
Deposits with banks	(58)	13	(45)	71	(2)	69
Total interest earning assets	11,231	(7,225)	4,006	8,775	(3,156)	5,619

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	609	(807)	(198)	913	(571)	342
Certificates of deposit of $100,000 or more	141	48	189	320	(545)	(225)
Other time deposits	(27)	(64)	(91)	(37)	(218)	(255)
Federal funds purchased and repurchase agreements	387	(469)	(82)	(122)	135	13
Federal Home Loan Bank Advances	93	29	122	—	—	—
Junior subordinated debentures	—	(1)	(1)	—	1	1
Total interest bearing liabilities	1,203	(1,264)	(61)	1,074	(1,198)	(124)
Net interest income	$10,028	$(5,961)	$4,067	$7,701	$(1,958)	$5,743

(1)          Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss, and include loans held for sale.

(2)          The above table is presented on a tax equivalent basis.

The net interest margin declined to 3.52% in 2012 compared to 3.97% for the year ended December 31, 2011 and 4.22% in 2010. The decrease in 2012 and 2011 was primarily the result of the historically low market interest rates which was partly offset by strong core deposit growth and higher loan demand. The total average interest earning assets in 2012 increased $258.3 million or 23.1% over 2011 levels, yielding 4.07% and the overall funding cost was 0.57%, including demand deposits. The yield on interest earning assets decreased approximately 59 basis points which was partly offset by a decrease in the cost of interest bearing liabilities of approximately 17 basis points during 2012 compared to 2011. The increase in average total deposits of $190.4 million partially funded average lowering yielding securities of $162.6 million, and average net loans grew $116.6 million from the comparable 2011 levels.

Net interest income was $47.0 million in 2012 compared to $42.8 million in 2011 and $37.2 million in 2010. The increase in net interest income of $4.1 million or 9.7% as compared to 2011, and the increase in net interest income of $5.7 million or 15.2% in 2011 as compared to 2010, primarily resulted from the effect of the increase in the volume of average total interest earning assets and the decrease in the cost of average total interest bearing liabilities being greater than the effect of the increase in volume of average total interest bearing liabilities and the decrease in yield on average total interest earning assets.

Average total interest earning assets grew by $258.3 million or 23.1% to $1.4 billion in 2012 compared to $1.1 billion in 2011. During this period, the yield on average total interest earning assets decreased to 4.07% from 4.66%. Average total interest earning assets grew by $202.0 million or 22.1% to $1.1 billion in 2011 compared to $914.3 million in 2010. During this period, the yield on average total interest earning assets decreased to 4.66% from 5.07%.

Page -21-

For the year ended December 31, 2012, average loans grew by $116.6 million or 21.0% to $671.1 million as compared to $554.5 million in 2011 and increased $209.8 million or 45.5% compared to $461.3 million in 2010. Real estate mortgage loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the year ended December 31, 2012, average total investments increased by $162.6 million or 31.7% to $675.6 million as compared to $513.0 million in 2011 and increased $245.1 million or 56.9% as compared to $430.5 million in 2010 levels. To position the balance sheet for the future and better manage capital, liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2012, 2011 and 2010 resulting in a net gain of $2.6 million, $0.1 million and $1.3 million, respectively. There were no federal funds sold in 2012 and 2011 compared to average federal funds sold of $1.8 million in 2010. The zero balance in the average federal funds sold in 2012 and 2011 was offset by average interest earning cash balances of $27.8 million in 2012, $48.8 million in 2011 and $20.8 million in 2010.

Average total interest bearing liabilities were $963.9 million in 2012 compared to $805.9 million in 2011 and $665.2 million in 2010. The Bank grew deposits in 2012 as a result of opening one branch in 2012 and three new branches during 2010, building new relationships in existing markets and the HSB merger which was completed during 2011. During 2012, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.78% for 2012 compared to 0.95% for 2011 and 1.16% for 2010. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the year ended December 31, 2012, average total deposits increased by $190.4 million or 17.8% to $1.26 billion as compared to average total deposits of $1.07 billion for the year ended December 31, 2011. Components of this increase include an increase in average demand deposits for 2012 of $71.4 million or 24.3% to $366.0 million as compared to a $294.6 million in average demand deposits for 2011 and increased by $127.3 million or 53.3% compared to $238.7 million in average demand deposits for 2010. The average balances in savings, NOW and money market accounts increased $105.5 million or 17.2% to $718.6 million for the year ended December 31, 2012 compared to $613.1 million for the same period last year and increased $237.9 million or 49.5% over 2010 levels of $480.6 million. Average balances in certificates of deposit of $100,000 or more and other time deposits increased $13.5 million or 8.5% to $172.6 million for 2012 as compared to 2011 and increased $26.2 million or 17.9% in 2011 as compared to 2010. Average public fund deposits comprised 17.3% of total average deposits during 2012, 18.2% in 2011 and 18.8% in 2010. Average federal funds purchased and repurchase agreements together with average Federal Home Loan Bank term advances increased $39.0 million or 220.9% for the year ended December 31, 2012 as compared to average balances for 2011 and decreased $4.5 million or 20.2% for the year ended December 31, 2011 as compared to average balances for the same period in the prior year.

Total interest income increased to $54.5 million in 2012 from $50.4 million in 2011 and $44.9 million in 2010, an increase of 8.1% during 2012 from 2011 and a 12.3% increase during 2011 from 2010. The ratio of interest earning assets to interest bearing liabilities increased to 142.6% in 2012 as compared to 138.5% in 2011 and 137.5% in 2010. Interest income on loans increased $4.8 million in 2012 over 2011 and $5.2 million in 2011 over 2010 primarily due to growth in the loan portfolio. The yield on average loans was 6.0% for 2012, 6.4% for 2011 and 6.6% for 2010.

Interest income on investments in mortgage-backed, tax exempt and taxable securities decreased $0.7 million or 4.6% in 2012 to $14.2 million from $14.9 million in 2011 and increased $0.3 million or 1.7% in 2011 from $14.6 million in 2010. Interest income on securities included net amortization of premiums on securities of $5.6 million in 2012 compared to net amortization of premiums on securities of $2.4 million in 2011 and net amortization of premiums on securities of $1.5 million in 2010. The tax adjusted average yield on total securities decreased to 2.3% in 2012 from 3.2% in 2011 and 3.7% in 2010.

Total interest expense remained flat at $7.6 million as compared to 2011 and decreased $0.1 million or 1.6% to $7.6 million in 2011 from $7.7 million in 2010 as a result of prudent management of deposit pricing. The cost of average interest bearing liabilities was 0.78% in 2012, 0.95% in 2011, and 1.16% in 2010.

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

Loans of approximately $53.6 million or 6.7% of total loans at December 31, 2012 were categorized as classified loans compared to $57.7 million or 9.4% at December 31, 2011 and $43.9 million or 8.7% at December 31, 2010. Classified loans include loans with

Page -22-

credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly. The decrease in the 2012 levels of classified loans reflects the current economic environment. The higher classified loans as of December 31, 2011 primarily related to a $15.2 million increase in the special mention category as well as acquired classified loans from the HSB merger.

At December 31, 2012, approximately $34.1 million of these loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $34.1 million of CRE loans, $32.4 million were current and $1.7 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees.  At December 31, 2012, approximately $5.6 million of classified loans were residential real estate loans with $3.4 million current and $2.2 million past due. Commercial, financial, and agricultural loans represented $10.3 million of classified loans and $9.8 million was current and $0.5 million was past due. Approximately $3.5 million of classified loans represented real estate construction and land loans, which were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.1 million in classified loans are consumer loans that are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.

CRE loans, including multi-family loans, represented $398.9 million or 50.0% of the total loan portfolio at December 31, 2012 compared to $305.3 million or 49.9% at December 31, 2011 and $245.3 million or 48.7% at December 31, 2010. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and appears to have stabilized in 2010. The estimated decline in residential and commercial real estate values range from 15-20% from the 2007 levels, depending on the nature and location of the real estate.

As of December 31, 2012 and December 31, 2011, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.2 million and $9.0 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans decreased $0.9 million to $3.3 million or 0.41% of total loans at December 31, 2012 from $4.2 million or 0.68% of total loans at December 31, 2011. Approximately $1.0 million of the nonaccrual loans at December 31, 2012 and $2.0 million at December 31, 2011, represent troubled debt restructured loans. As of December 31, 2012 two of the borrowers with loans totaling $0.3 million are complying with the modified terms of the loans and are currently making payments. Another borrower with loans totaling $0.7 million is currently in default and foreclosure proceedings have been initiated.  The decrease in nonaccrual troubled debt restructured loans at December 31, 2012 was primarily due to one loan totaling $0.3 million where the borrower has made six months of consecutive payments in accordance with the restructured terms and the loan is now a performing trouble debt restructure loan. In addition, one loan had $0.7 million in charge-offs in 2012. Nonaccrual troubled debt restructured loans are secured with collateral that has an appraised value of $2.7 million. In 2011, nonaccrual loans decreased $2.5 million to $4.2 million from $6.7 million in 2010. Approximately $2.0 million of the nonaccrual loans at December 31, 2011 represented troubled debt restructured loans where two of the borrowers with loans totaling $0.5 million were complying with the modified terms of the loans and were currently making payments.  Another borrower with loans totaling $1.5 million was past due but making payments. Furthermore, the Bank had no commitment to lend additional funds to these debtors.

In addition, the Company has six borrowers with performing TDR loans of $5.0 million at December 31, 2012 that are current and secured with collateral that has an appraised value of approximately $12.3 million. At December 31, 2011, the Company had four borrowers with TDR loans of $4.9 million that were current and secured with collateral that had an appraised value of approximately $11.5 million. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors. Two of the loans were restructured during the third quarter of 2012, one of the loans in the second quarter of 2012 and one loan in the first quarter of 2012 and since that time the interest income recognized has been immaterial. The fifth loan was restructured during the

Page -23-

third quarter 2011 and since that time $0.08 million of interest income has been recognized. The sixth loan was restructured during the third quarter of 2008 and since that time $0.5 million of interest income has been recognized.

The Bank had $0.3 million of foreclosed real estate owned at December 31, 2012 and had none at December 31, 2011 and 2010, respectively.

Net charge-offs were $1.4 million for the year ended December 31, 2012 compared to $1.6 million for the year ended December 31, 2011 and $1.0 for the year ended December 31, 2010. The ratio of allowance for loan losses to nonaccrual loans was 439%, 260% and 126%, at December 31, 2012, 2011, and 2010, respectively.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $5.0 million was recorded in 2012 as compared to $3.9 million in 2011 and $3.5 million in 2010. The allowance for loan losses increased to $14.4 million at December 31, 2012 as compared to $10.8 million at December 31, 2011 and $8.5 million at December 31, 2010. As a percentage of total loans, the allowance was 1.81%, 1.77% and 1.69% at December 31, 2012, 2011 and 2010, respectively. In accordance with current accounting guidance, the acquired HSB loans were recorded at fair value, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends in Suffolk County and eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub-prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

The following table sets forth changes in the allowance for loan losses:

December 31,	2012	2011	2010	2009	2008
(Dollars in thousands)
Allowance for loan losses balance at beginning of period	$10,837	$8,497	$6,045	$3,953	$2,954

Charge-offs:
Commercial real estate mortgage loans	—	—	73	47	—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	1,210	259	20	653	480
Commercial, financial and agricultural loans	285	372	879	1,098	534
Real estate construction and land loans	—	864	—	240	—
Installment/consumer loans	15	186	148	55	56
Total	1,510	1,681	1,120	2,093	1,070

Recoveries:
Commercial real estate mortgage loans	—	—	—	—	—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	7	6	4	6	—
Commercial, financial and agricultural loans	83	96	56	28	53
Real estate construction and land loans	—	—	—	—	—
Installment/consumer loans	22	19	12	1	16
Total	112	121	72	35	69

Net charge-offs	(1,398)	(1,560)	(1,048)	(2,058)	(1,001)
Provision for loan losses charged to operations	5,000	3,900	3,500	4,150	2,000
Balance at end of period	$14,439	$10,837	$8,497	$6,045	$3,953
Ratio of net charge-offs during period to average loans outstanding	(0.21%)	(0.28%)	(0.22%)	(0.47%)	(0.25%)

Page -24-

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan type:

Years Ended December 31,	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
Commercial real estate mortgage loans	$4,445	41.7%	$3,530	46.4%	$3,310	46.9%	$2,529	44.6%	$1,718	43.4%
Multi-family loans	1,239	8.3	395	3.5	133	1.8	36	1.0	41	1.1
Residential real estate mortgage loans	2,803	18.0	2,280	23.1	1,642	28.0	1,781	27.5	1,158	29.3
Commercial, financial and agricultural loans	4,349	24.7	2,895	19.0	2,804	19.4	1,083	20.9	699	17.7
Real estate construction and land loans	1,375	6.1	1,465	6.6	185	2.0	346	4.3	268	6.8
Installment/consumer loans	228	1.2	272	1.4	423	1.9	270	1.7	69	1.7
Total	$14,439	100.0%	$10,837	100.0%	$8,497	100.0%	$6,045	100.0%	$3,953	100.0%

Non Interest Income

Total non interest income increased by $3.8 million or 53.6% in 2012 to $10.7 million and decreased by $0.5 million or 6.5% in 2011 to $6.9 million as compared to $7.4 million in 2010. The increase in total non interest income in 2012 compared to 2011 was primarily the result of $2.5 million increase in net securities gains recognized for 2012 compared to the same period last year. Title fee income related to Bridge Abstract increased $0.6 million or 60.9% to $1.6 million for 2012 compared to $1.0 million for the same period in 2011. Fees for other customer services were $3.0 million and represented an increase of $0.4 million or 15.9% from $2.6 million for the same period last year, related to higher electronic banking and investment services income. Service charges on deposit accounts increased $0.2 million or 5.6% to $3.3 million for 2012 compared to $3.1 million for the same period in 2011. The decrease in total non interest income in 2011 compared to 2010 was due to a decrease in net securities gains of $1.2 million and a decrease in revenues from the title insurance abstract subsidiary, Bridge Abstract, of $0.1 million, partially offset by an increase in service charges on deposit accounts of $0.4 million and an increase of $0.4 million in fees for other customer services.

Net securities gains of $2.6 million were recognized in 2012 compared to net securities gains of $0.1 million and $1.3 million recognized in 2011 and 2010, respectively. The sales of securities were due to repositioning of the available for sale investment portfolio. Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $1.6 million in 2012, $1.0 million in 2011, and $1.1 million in 2010, respectively. The increase of $0.6 million or 60.9% in 2012 compared to 2011 was directly dependent on the number and average value of transactions processed by the subsidiary.

Service charges on deposit accounts for the year ended December 31, 2012 totaled $3.3 million, an increase of $0.2 million as compared to 2011. For the year ended December 31, 2011, service charges on deposit accounts totaled $3.1 million, an increase of $0.4 million as compared to 2010. These increases primarily represented higher overdraft fees. Fees from other customer services increased $0.4 million or 15.9% to $3.0 million in 2012 as compared to $2.6 million in 2011. Fees from other customer services increased $0.4 million or 18.0% to $2.6 million in 2011 as compared to $2.2 million in 2010. These increases were predominately due to higher electronic banking and investment services.

Other operating income for the year ended December 31, 2012 totaled $0.1 million in line with 2011 and 2010.

Non Interest Expense

Total non interest expense increased $3.0 million or 9.5% to $33.8 million in 2012 compared to $30.8 million over the same period in 2011 and increased $2.9 million or 10.6% in 2011 from $27.9 million in 2010.  The primary components of these increases were higher salaries and employees benefits, occupancy and equipment, marketing and advertising, extinguishment of debt, other operating expenses and amortization of core deposit intangible partially offset by lower professional services and FDIC assessments. Additionally during 2011, acquisition costs of $0.8 million were incurred related to the HSB merger.

Salaries and benefits increased $2.7 million or 14.8% to $20.7 million in 2012 as compared to $18.0 million in 2011 and increased $2.0 million or 12.9% from $16.0 million as of December 31, 2010. The increases in salary and benefits reflect additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio, and the related employee benefit costs, particularly pension expense.

Occupancy and equipment increased $0.2 million or 3.7% to $4.5 million compared to $4.3 million in 2011 and increased $0.3 million or 8.8% from $4.0 million in 2010. Marketing and advertising expense increased $0.3 million or 23.3% to $1.6 million in 2012 from $1.3 million in 2011 and increased $0.2 million or 16.7% from $1.1 million in 2010. Higher occupancy and equipment expense and

Page -25-

marketing and advertising expense in 2012 and 2011 relates to the Company’s increased branch network. Professional services decreased $0.2 million or 14.5% to $1.0 million in 2012 from $1.2 million in 2011 and increased $0.1 million or 5.8% in 2011 from $1.1 million in 2010. Data/item processing expense was $0.6 million and remained in line with 2011 and 2010 levels. FDIC assessments remained at $0.8 million as compared to 2011 and decreased $0.5 to $0.8 million from $1.3 million or 35.2% in 2011 from 2010. For 2011 the Company incurred acquisition costs of $0.8 million and recorded amortization of core deposit intangibles of $0.04 million in connection with the HSB merger. Amortization of core deposit intangibles was $0.07 million in 2012.

Cost on Extinguishment of debt for 2012 was $0.2 million related to the prepayment of a $5 million repurchase agreement. Other operating expenses increased $0.6 million or 10.2% to $6.2 million compared to $5.6 million in 2011 and remained at $5.6 in 2011 compared to 2010.

Income Tax Expense

Income tax expense for December 31, 2012 was $6.1 million representing an increase of $1.4 million from 2011. Income tax expense for 2011 was $4.7 million representing and increase of $0.6 million from 2010. The increase in 2012 was due to an increase in income before income taxes of $3.9 million to $18.9 million from $15.0 million in 2011. The effective tax rate was 32.3% for the year ended December 31, 2012 compared to 31.0% for the year ended December 31, 2011. The increase was related to a lower percentage of interest income from tax exempt securities. The effective tax rate for the year ended December 31, 2010 was 30.6%. The increase in the effective tax rate for 2011 compared to 2010 was related to nondeductible acquisition costs related to the HSB merger.

FINANCIAL CONDITION

The assets of the Company totaled $1.62 billion at December 31, 2012, an increase of $287.3 million or 21.5% from the previous year-end with growth funded by deposits, borrowings and capital. This increase reflects strong organic growth in new and existing markets.

Cash and due from banks increased $20.9 million or 80.8% to $46.9 million compared to December 2011 levels and interest earning deposits with banks decreased $49.2 million or 91.8% as funds were invested in loan and securities. Total securities increased $129.2 million or 21.2% to $739.8 million and net loans increased $182.7 million or 30.4% to $784.0 million compared to December 2011 levels. There were no loans held for sale in 2012 compared to loans held for sale in 2011 of $2.3 million. Loans held for sale in 2011 represented one relationship with two loans that was sold in January 2012 and recorded previously as nonaccrual troubled debt restructured loans. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality remains a strong focus of management. Goodwill of $2.0 million and core deposit intangible of $0.3 million were recorded in 2011 in connection with the HSB merger. Core deposit intangible decreased $0.1 to $0.2 million in 2012 compared to $0.3 million in 2011. Total deposits grew $221.1 million to $1.41 billion at December 31, 2012 compared to $1.19 billion at December 2011. The deposit growth occurred in all markets and included both new commercial and consumer relationships. Demand deposits increased $207.7 million to $529.2 million as of December 31, 2012 compared to $321.5 million at December 31, 2011. Savings, NOW and money market deposits increased $39.0 million to $722.9 million at December, 2012 from $683.9 million at December 31, 2011. Certificates of deposit of $100,000 or more decreased $21.9 million to $118.7 million at December 31, 2012 from $140.6 million at December 31, 2011. Other time deposits decreased $3.7 million to $38.5 million as of December 31, 2012 from $42.2 at December 31, 2011.

Fed funds purchased and Federal Home Loan Bank overnight borrowings at December 31, 2012 were $44.5 million. There were no Federal Funds purchased and Federal Home Loan Bank overnight borrowings for 2011. Federal Home Loan Bank term advances were $15.0 million for December 31, 2012. There were no Federal Home Loan Bank term advances for December 31, 2011. Repurchase agreements decreased $4.5 million to $12.4 million or 26.7% compared to $16.9 million as of December 31, 2011. Other liabilities and accrued expenses decreased $0.4 million to $8.7 million as of December 31, 2012 from $9.1 million as of December 31, 2011 due to decreases in deferred taxes.

Stockholders’ equity was $118.7 million at December 31, 2012, an increase of $11.7 million or 10.9% from December 31, 2011, reflecting the proceeds from the issuance of shares of common stock under the Dividend Reinvestment Plan of $10.5 million, share based compensation of $1.3 million, an increase in the pension liability of $0.3 million, and net income of $12.8 million, partially offset by $9.9 million in declared cash dividends and a decrease in the unrealized gains in securities of $3.0 million. In December 2012, due to the likelihood of a change in the tax rates on dividends beginning in 2013, the Company decided to accelerate the timing of the payment of the Company’s fourth quarter dividend to shareholders of $0.23 per share into calendar year 2012 resulting in five dividend payments in 2012. This continues the Company’s long term trend of uninterrupted dividends.

Loans

During 2012, the Company continued to experience growth trends in commercial and residential real estate lending. The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s

Page -26-

principal lending area in Suffolk County which is located on eastern Long Island. The local economic conditions on eastern Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, while the Company has a significant amount of commercial real estate loans, the majority of which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

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

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Approximately 74.1% of the Bank’s loan portfolio at December 31, 2012 is secured by real estate. Approximately 41.7% of the Bank’s loan portfolio is comprised of commercial real estate loans.  Multifamily loans represent 8.3% of the Bank’s loan portfolio. Residential real estate mortgage loans represent 18.0% of the Bank’s loan portfolio and include home equity lines of credit of approximately 8.5% and residential mortgages of approximately 9.5% of the Bank’s loan portfolio. Real estate construction and land loans comprise approximately 6.1% of the Bank’s loan portfolio. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in the Bank’s geographic markets with original loan to value ratios generally of 75% or less. The Bank’s residential mortgage portfolio includes approximately $2.0 million in interest only mortgages. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. The largest loan concentrations by industry are loans granted to lessors of commercial property both owner occupied and non-owner occupied. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on eastern Long Island that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio is comprised of commercial and consumer loans, which represent approximately 25.9% of the Bank’s loan portfolio. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral. Consumer loans also have risks associated with concentrations of specific types of consumer loans within the portfolio.

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

Total loans grew $186.3 million or 30.4%, during 2012 and $110.4 million or 21.9% during 2011. Average net loans grew $116.6 million or 21.0% during 2012 over 2011 and $93.2 million or 20.2% during 2011 when compared to 2010. Real estate mortgage loans were the largest contributor of the growth for both 2012 and 2011 and increased $96.2 million or 21.6% and $60.1 million or 15.6%, respectively. Commercial real estate mortgage loans grew $48.9 million or 17.2% during 2012 and multi-family mortgage loans grew $44.7 million or 208.8% during 2012. Commercial, financial and agricultural loans increased $81.1 million or 69.7% in 2012 from 2011 and increased $18.7 million or 19.1% in 2011 from 2010. Real estate construction and land loans increased $8.1 million or 20.0% in 2012 and increased $30.6 million or 308.4% in 2011. Installment/consumer loans increased $0.6 million or 7.0% in 2012 and decreased $1.1 million or 11.3% during 2011. Fixed rate loans represented 31.7%, 27.0% and 27.7% of total loans at December 31, 2012, 2011, and 2010, respectively.

Page -27-

The following table sets forth the major classifications of loans:

December 31,	2012	2011	2010	2009	2008
(In thousands)
Commercial real estate mortgage loans	$332,782	$283,917	$236,048	$199,712	$186,543
Multi-family loans	66,080	21,402	9,217	4,447	4,503
Residential real estate mortgage loans	143,703	141,027	140,986	123,013	125,813
Commercial, financial and agricultural loans	197,448	116,319	97,663	93,682	75,919
Real estate construction and land loans	48,632	40,543	9,928	19,347	29,094
Installment/consumer loans	9,167	8,565	9,659	7,352	7,545
Total loans	797,812	611,773	503,501	447,553	429,417
Net deferred loan costs and fees	634	370	559	485	266
	798,446	612,143	504,060	448,038	429,683
Allowance for loan losses	(14,439)	(10,837)	(8,497)	(6,045)	(3,953)
Net loans	$784,007	$601,306	$495,563	$441,993	$425,730

Selected Loan Maturity Information

The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2012:

	Within One Year	After One But Within Five Years	After Five Years	Total
(In thousands)
Commercial loans	$51,903	$69,653	$75,892	$197,448
Construction and land loans (1)	33,562	5,575	9,495	48,632
Total	$85,465	$75,228	$85,387	$246,080

Rate provisions:

Amounts with fixed interest rates	$16,956	$57,438	$28,103	$102,497
Amounts with variable interest rates	68,509	17,790	57,284	143,583
Total	$85,465	$75,228	$85,387	$246,080

(1)         Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Page -28-

Past Due, Nonaccrual and Restructured Loans

The following table sets forth selected information about past due, nonaccrual, restructured loans and other real estate owned:

December 31,	2012	2011	2010	2009	2008
(In thousands)
Loans 90 days or more past due and still accruing	$491	$411	$—	$—	$—
Nonaccrual loans	2,262	2,156	1,997	1,001	3,068
Restructured loans - Nonaccrual	1,027	2,004	4,728	4,890	—
Restructured loans - Performing	5,039	4,904	3,219	3,229	3,229
Other real estate owned, net	250	—	—	—	—
Total	$9,069	$9,475	$9,944	$9,120	$6,297

Years Ended December 31,	2012	2011	2010	2009	2008
(In thousands)
Gross interest income that has not been paid or recorded during the year under original terms:
Nonaccrual loans	$155	$122	$123	$52	$127
Restructured loans	84	436	255	189	12

Gross interest income recorded during the year:
Nonaccrual loans	$33	$41	$17	$37	$189
Restructured loans	226	241	105	288	238

Commitments for additional funds	—	—	—	—	—

The following table sets forth impaired loans by loan type:

December 31,	2012	2011	2010	2009	2008
(In thousands)
Nonaccrual loans:
Commercial real estate mortgage loans	$492	$449	$228	$324	$—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	1,496	1,156	1,397	511	426
Commercial, financial and agricultural loans	193	260	—	61	96
Real estate construction and land loans	—	250	250	—	2,540
Installment/consumer loans	—	—	82	105	6
Total	2,181	2,115	1,957	1,001	3,068

Restructured loans - Nonaccrual:
Commercial real estate mortgage loans	—	—	—	—	—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	717	1,786	2,037	2,120	—
Commercial, financial and agricultural loans	310	218	—	—	—
Real estate construction and land loans	—	—	2,686	2,770	—
Installment/consumer loans	—	—	—	—	—
Total	1,027	2,004	4,723	4,890	—

Total Non-performing impaired loans	3,208	4,119	6,680	5,891	3,068

Restructured loans - Performing:
Commercial real estate mortgage loans	4,284	4,630	3,186	3,229	3,229
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	336	—	—	—	—
Commercial, financial and agricultural loans	380	274	—	—	—
Real estate construction and land loans	—	—	—	—	—
Installment/consumer loans	—	—	—	—	—
Total	5,000	4,904	3,186	3,229	3,229

Total Impaired Loans	$8,208	$9,023	$9,866	$9,120	$6,297

Restructured loans totaled $6.0 million and $6.9 million as of December 31, 2012 and December 31, 2011, respectively.

Page -29-

Securities

Total securities increased to $739.8 million at December 31, 2012 from $610.6 million at December 31, 2011. The available for sale portfolio increased 19.9% to $529.1 million from $441.4 million at December 31, 2011. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. Residential mortgage-backed securities decreased by $50.4 million at December 31, 2012 while U.S. government sponsored entity (“U.S. GSE”) securities increased by $46.8 million, residential collateralized mortgage obligations increased by $47.1 million, state and municipal obligations increased by $5.7 million, commercial mortgage-backed securities increased by $3.1 million, commercial collateralized mortgage obligations increased by $4.1 million, non-agency commercial mortgage-backed securities increased by $5.0 million, and other asset backed securities increased by $26.1 million. Securities held to maturity increased 24.6% to $210.7 million at December 31, 2012 compared to $169.2 million at December 31, 2011. State and municipal obligations held to maturity decreased by $5.6 million, while U.S. GSE securities increased by $5.0 million, residential mortgage-backed securities increased by $9.5 million, residential collateralized mortgage obligations increased by $17.3 million, commercial mortgage-backed securities increased by $10.3 million and commercial collateralized mortgage obligations increased by $5.0 million.  Fixed rate securities represented 93.4% of total securities at December 31, 2012 compared to 91.5% at December 31, 2011. Residential collateralized mortgage obligations represented approximately 42.8% of the available for sale balance at December 31, 2012 as compared to 40.6% at the prior year-end. To position the balance sheet for the future and better manage capital, liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2012 and 2011 resulting in a net gain of $2.6 million and $0.1 million, respectively. The sale of securities and the change in market rates were the primary reasons for the net decrease in unrealized gains in securities available for sale which decreased other comprehensive income.

Page -30-

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield at December 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

December 31, 2012 (Dollars in thousands)	Within One Year			After One But Within Five Years			After Five But Within Ten Years			After Ten Years			Total
	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount
Available for sale:

US GSE securities	$—	$—	—%	$568	$539	4.71%	$137,880	$137,824	1.83%	$40,004	$40,058	1.90%	$178,452	$178,421
State and municipal obligations	16,160	16,123	2.44	38,099	37,165	3.22	5,227	5,123	3.14	477	456	5.49	59,963	58,867
US GSE Residential mortgage-backed securities	—	—	—	568	533	3.78	9,831	9,314	3.47	10,198	9,615	3.57	20,597	19,462
US GSE Residential collateralized mortgage obligations	—	—	—	—	—	—	15,401	15,422	1.42	211,045	208,804	1.50	226,446	224,226
US GSE Commercial mortgage-backed securities	—	—	—	—	—	—	3,138	3,132	2.11	—	—	—	3,138	3,132
US GSE Commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	9,357	9,079	2.26	9,357	9,079
Non Agency Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	4,989	4,754	2.61	4,989	4,754
Other Asset backed securities	—	—	—	—	—	—	7,971	7,996	2.54	18,157	18,592	1.78	26,128	26,588
Total available for sale	16,160	16,123	2.44	39,235	38,237	3.25	179,448	178,811	1.95	294,227	291,358	1.69	529,070	524,529

Held to maturity:

US GSE securities	$—	$—	—%	$—	$—	—%	$5,016	$4,992	2.65%	$—	$—	—%	$5,016	$4,992
State and municipal obligations	50,390	50,362	1.19	25,459	25,058	2.68	6,756	6,270	4.22	18,357	17,062	5.52	100,962	98,752
US GSE Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	9,509	9,483	1.19	9,509	9,483
US GSE Residential collateralized mortgage obligations	—	—	—	—	—	—	780	751	5.05	58,908	58,637	1.14	59,688	59,388
US GSE Commercial mortgage-backed securities	—	—	—	—	—	—	10,674	10,324	2.57	—	—	—	10,674	10,324
US GSE Commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	5,229	4,975	2.96	5,229	4,975
Corporate Bonds	—	—	—	22,624	22,821	1.81	—	—	—	—	—	—	22,624	22,821
Total held to maturity	50,390	50,362	1.19	48,083	47,879	2.27	23,226	22,337	3.13	92,003	90,157	2.07	213,702	210,735
Total securities	$66,550	$66,485	1.49%	$87,318	$86,116	2.70%	$202,674	$201,148	2.09%	$386,230	$381,515	1.78%	$742,772	$735,264

Deposits and Borrowings

Borrowings including Fed funds purchased, repurchase agreements and junior subordinated debentures, increased $55.0 million to $87.9 million at December 31, 2012 from the prior year-end. Total deposits increased $221.1 million or 18.6% in 2012 as compared to 2011. The growth in deposits is attributable to an increase in individual, partnership and corporate (“core deposits”) account balances of $183.4 million, driven by the opening of one new branch in 2012, three new branches opening during 2010, the building of new relationships in current markets, an increase of $37.7 million in public funds deposits and the acquisition of HSB in 2011. Demand deposits increased $207.7 million or 64.6% and Savings, NOW and money market deposits increased $39.0 million or 5.7% primarily

Page -31-

related to core deposits growth. Certificates of deposit of $100,000 or more decreased $21.9 million or 15.5% from December 31, 2011 and other time deposits decreased $3.7 million or 8.8% as compared to the prior year.

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2012:

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
3 Months or less	$9,177	$23,861	$33,038
Over 3 through 6 months	6,765	7,810	14,575
Over 6 through 12 months	9,725	62,876	72,601
Over 12 months through 24 months	7,970	12,110	20,080
Over 24 months through 36 months	1,370	3,519	4,889
Over 36 months through 48 months	830	1,752	2,582
Over 48 months through 60 months	2,687	6,796	9,483
Over 60 months	—	—	—
Total	$38,524	$118,724	$157,248

LIQUIDITY

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Company’s principal sources of liquidity included cash and cash equivalents of $5.2 million as of December 31, 2012, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2012, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. At December 31, 2012, the Bank had $33.5 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company made a capital contribution of $7.0 million to the Bank during the twelve months ended December 31, 2012.

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

During 2012, 2011 and 2010, the Bank grew its core deposits as well as its level of public funds. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2012, the Bank had aggregate lines of credit of $282.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $262.5 million is available on an unsecured basis. As of December 31, 2012, the Bank had $44.5 million in overnight borrowings outstanding under these lines.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December 31, 2012, the Bank had $15.0 million outstanding in FHLB term borrowings. The Bank had $10.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2012 with brokers and $2.4 million outstanding with customers.  As of December 31, 2011, the Bank had $15.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.9 million outstanding with customers. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of December 31, 2012 and 2011 the Bank had no brokered certificates of deposits.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected

Page -32-

by the use of short-term and wholesale borrowings, and the amount of public funds in the deposit mix. The Asset and Liability Committee is comprised of members of senior management and the Board. Excess short-term liquidity is invested in overnight federal funds sold or in an interest earning account at the Federal Reserve.

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, the Company enters into certain contractual obligations.

The following represents contractual obligations outstanding at December 31, 2012:

	Total Amounts Committed	Less than One Year	One to Three Years	Four to Five Years	Over Five Years
(In thousands)
Operating leases	$19,416	$1,658	$3,466	$2,837	$11,455
FHLB term advances and repurchase agreements	27,390	17,390	10,000	—	—
Junior subordinated debentures	16,002	—	—	—	16,002
Time deposits	157,248	120,214	24,969	12,065	—
Total contractual obligations outstanding	$220,056	$139,262	$38,435	$14,902	$27,457

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2012, the Company had $64.3 million in outstanding loan commitments and $183.2 million in outstanding commitments for various lines of credit including unused overdraft lines. The Company also has $3.8 million of standby letters of credit as of December 31, 2012. See Note 12 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

CAPITAL RESOURCES

Stockholders’ equity increased to $118.7 million at December 31, 2012 from $107.0 million at December 31, 2011 as a result of (i) undistributed net income; (ii) the issuance of shares of common stock through the Dividend Reinvestment Plan and the stock based compensation plan; (iii) the change in pension liability under FASB ASC 715-30, net of deferred taxes; (iv) the change in net unrealized appreciation in securities available for sale, net of deferred taxes; and (v) less the declaration of dividends. The ratio of average stockholders’ equity to average total assets decreased to 7.49% at year end 2012 from 6.11% at year end 2011.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 14 to the Consolidated Financial Statements). Since 2009, the Company has actively managed its capital position in response to its growth. During this period, the Company has raised capital through the following initiatives:

•

In April 2009, the Company implemented a Dividend Reinvestment Plan (“DRP Plan”) and filed a registration statement on Form S-3 to register 600,000 shares of common stock with the Securities and Exchange Commission (“SEC”) pursuant to the DRP Plan. In April 2010, the Company increased the discount from 3% to 5%, and raised the quarterly optional cash purchase amount to $50,000 under the DRP Plan. Proceeds from the issuance of common stock related to the DRP Plan for the twelve months ended December 31, 2012 and 2011, was $10.5 million and $4.6 million, respectively. Since the inception of the DRP Plan in April 2009 through December 31, 2012, the Company has issued 856,005 shares of common stock and raised $16.8 million in capital.

•	In June 2009, the Company filed a shelf registration statement on Form S-3 with the SEC to register up to $50 million of securities for sale from time to time.
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

Page -33-

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

•	On May 27, 2011, the Company issued 273,479 shares of common stock in connection with the acquisition of Hamptons State Bank, increasing capital by $5.8 million.
•

In November 2011, the Company filed a prospectus supplement under which it may from time to time sell up to $10.0 million of its common stock pursuant to an at-the-market equity offering program. During 2011 the Company issued 30,220 shares of common stock and raised $0.6 million in capital under this program.

•

On December 20, 2011, the Company raised $24.1 million in capital from the sale of 1,377,000 shares of common stock to selected institutional and other private investors in a registered direct offering under its shelf registration statement.

•	On June 27, 2012, the Company filed a shelf registration statement with the SEC on Form S-3 to register up to an additional 800,000 of securities pursuant to the DRP Plan.
•

On December 21, 2012, the Company filed a shelf registration statement on Form S-3 to register up to $75 million of securities and a prospectus and prospectus supplement, replacing the previously expired shelf registration statement on Form S-3 filed in June 2009.

The Company has the ability to issue additional common stock and/or preferred stock should the need arise.

The Company had returns on average equity of 11.78%, 14.37%, and 15.29% and returns on average assets of 0.88%, 0.88%, and 0.95%, for the years ended December 31, 2012, 2011, and 2010, respectively. The Company also utilizes cash dividends and stock repurchases to manage capital levels. In 2012, the Company declared five quarterly cash dividends totaling $9.9 million compared to three quarterly cash dividends of $4.6 million in 2011. The dividend payout ratios for 2012 and 2011 were 77.50% and 44.35%, respectively. The Company continues its trend of uninterrupted dividends. On March 27, 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its then current outstanding shares, 309,000 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully. The Company did not repurchase any shares in 2012, 2011 or 2010.

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

Page -34-

model that projects net interest income based on increasing or decreasing interest rates, in order to be better able to respond to changes in interest rates.

At December 31, 2012, $694.0 million or 93.4% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at December 31, 2012:

Change in Interest	2012 Potential Change in Net Interest Income
Rates in Basis Points	$ Change	% Change
(Dollars in thousands)
200	$(899)	(1.83)%
100	$467	0.95%
Static	—	—
(100)	$(338)	(0.69)%

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

Page -35-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$46,855	$25,921
Interest earning deposits with banks	4,394	53,625
Total cash and cash equivalents	51,249	79,546

Securities available for sale, at fair value	529,070	441,439
Securities held to maturity (fair value of $213,702 and $170,952, respectively)	210,735	169,153
Total securities	739,805	610,592

Securities, restricted	2,978	1,660

Loans held for sale	—	2,300

Loans held for investment	798,446	612,143
Allowance for loan losses	(14,439)	(10,837)
Loans, net	784,007	601,306

Premises and equipment, net	26,001	24,171
Accrued interest receivable	5,436	4,940
Goodwill	2,034	2,034
Core deposit intangible	249	316
Other real estate owned	250	—
Other assets	12,704	10,593
Total Assets	$1,624,713	$1,337,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$529,205	$321,496
Savings, NOW and money market deposits	722,869	683,863
Certificates of deposit of $100,000 or more	118,724	140,578
Other time deposits	38,524	42,248
Total deposits	1,409,322	1,188,185

Federal funds purchased and Federal Home Loan Bank overnight borrowings	44,500	—
Federal Home Loan Bank term advances	15,000	—
Repurchase agreements	12,390	16,897
Junior subordinated debentures	16,002	16,002
Accrued interest payable	147	319
Other liabilities and accrued expenses	8,680	9,068
Total Liabilities	1,506,041	1,230,471

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 8,923,010 and 8,374,917 shares issued, respectively; 8,907,890 and 8,345,399 shares outstanding, respectively	89	84
Surplus	64,208	52,962
Retained earnings	55,102	52,228
Less: Treasury Stock at cost, 15,120 and 29,518 shares, respectively	(309)	(715)
	119,090	104,559
Accumulated other comprehensive income (loss):

Net unrealized gain on securities, net of deferred income taxes of ($1,803) and ($3,774), respectively	2,738	5,734
Pension liability, net of deferred income taxes of $2,036 and $2,205, respectively	(3,050)	(3,306)
Net unrealized loss on cash flow hedge, net of deferred income taxes of $70 and $0, respectively	(106)	—
Total Stockholders’ Equity	118,672	106,987
Total Liabilities and Stockholders’ Equity	$1,624,713	$1,337,458

See accompanying notes to Consolidated Financial Statements.

Page -36-

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

Years Ended December 31,	2012	2011	2010
Interest income:
Loans (including fee income)	$40,255	$35,434	$30,223
Mortgage-backed securities, CMOs and other assets-backed securities	7,391	9,000	9,585
State and municipal obligations	3,126	2,876	2,704
U.S. GSE securities	2,977	2,220	2,054
Corporate bonds	574	705	231
Federal funds sold	—	—	5
Deposits with banks	78	123	54
Other interest and dividend income	113	68	43
Total interest income	54,514	50,426	44,899

Interest expense:
Savings, NOW and money market deposits	3,738	3,936	3,594
Certificates of deposit of $100,000 or more	1,453	1,264	1,489
Other time deposits	416	507	762
Federal funds purchased and repurchase agreements	461	543	530
Federal Home Loan Bank advances	122	—	—
Junior subordinated debentures	1,365	1,366	1,365
Total interest expense	7,555	7,616	7,740

Net interest income	46,959	42,810	37,159
Provision for loan losses	5,000	3,900	3,500
Net interest income after provision for loan losses	41,959	38,910	33,659

Non interest income:
Service charges on deposit accounts	3,313	3,137	2,756
Fees for other customer services	2,958	2,553	2,163
Title fee income	1,635	1,016	1,103
Net securities gains	2,647	135	1,303
Other operating income	120	108	108
Total non interest income	10,673	6,949	7,433

Non interest expense:
Salaries and employee benefits	20,705	18,036	15,978
Occupancy and equipment	4,484	4,325	3,975
Marketing and advertising	1,590	1,290	1,105
Professional services	1,047	1,225	1,158
Data/Item processing	597	559	555
FDIC assessments	754	825	1,274
Acquisition costs	—	793	—
Amortization of core deposit intangible	67	42	—
Cost of extinguishment of debt	158	—	—
Other operating expenses	4,378	3,742	3,834
Total non interest expense	33,780	30,837	27,879

Income before income taxes	18,852	15,022	13,213
Income tax expense	6,080	4,663	4,047
Net income	$12,772	$10,359	$9,166
Basic earnings per share	$1.48	$1.54	$1.45
Diluted earnings per share	$1.48	$1.54	$1.45

See accompanying notes to Consolidated Financial Statements.

Page -37-

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

Years Ended December 31,	2012	2011	2010
Net Income	$12,772	$10,359	$9,166
Other comprehensive (loss) income:
Change in unrealized net gains on securities available for sale, net of reclassification and deferred tax effects	(2,996)	2,185	(1,700)
Adjustment to pension liability, net of deferred income taxes	256	(1,524)	(55)
Unrealized loss on cash flow hedge, net of deferred income taxes	(106)	—	—
Total other comprehensive (loss) income	(2,846)	661	(1,755)
Comprehensive income	$9,926	$11,020	$7,411

See accompanying notes to Consolidated Financial Statements.

Page -38-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2010	$64	$18,631	$43,110	$(3,472)	$3,522	$61,855
Net income			9,166			9,166
Shares issued under the dividend reinvestment plan (“DRP”), net of offering costs		1,395				1,395
Stock awards granted and distributed		(1,147)		1,147		—
Vesting of stock awards				(37)		(37)
Exercise of stock options		(20)		37		17
Tax effect of stock plans		11				11
Shared based compensation expense		881				881
Cash dividend declared, $0.92 per share			(5,813)			(5,813)

Other comprehensive income, net of deferred taxes					(1,755)	(1,755)
Balance at December 31, 2010	$64	$19,751	$46,463	$(2,325)	$1,767	$65,720

Net income			10,359			10,359
Shares issued under the DRP	3	4,624				4,627
Shares issued in common stock offerings, net of offering costs (1,407,220 shares)	14	23,447				23,461
Shares issued in the acquisition of Hamptons State Bank (273,479 shares)	3	5,847				5,850
Stock awards granted and distributed		(1,777)		1,777		—
Stock awards forfeited		39		(39)		—
Vesting of stock awards				(128)		(128)
Tax effect of stock plans		(16)				(16)
Shared based compensation expense		1,047				1,047
Cash dividend declared, $0.69 per share			(4,594)			(4,594)
Other comprehensive income, net of deferred income taxes					661	661
Balance at December 31, 2011	$84	$52,962	$52,228	$(715)	$2,428	$106,987

Net income			12,772			12,772
Shares issued under the DRP, net of offering costs	5	10,502				10,507
Stock awards granted and distributed		(580)		580		—
Stock awards forfeited		6		(6)		—
Vesting of stock awards				(175)		(175)
Exercise of stock options		(7)		7		—
Tax effect of stock plans		(18)				(18)
Shared based compensation expense		1,343				1,343
Cash dividend declared, $1.15 per share			(9,898)			(9,898)
Other comprehensive income, net of deferred income taxes					(2,846)	(2,846)
Balance at December 31, 2012	$89	$64,208	$55,102	$(309)	$(418)	$118,672

See accompanying notes to Consolidated Financial Statements.

Page -39-

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Years Ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net income	$12,772	$10,359	$9,166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,000	3,900	3,500
Depreciation and amortization	1,762	1,843	1,612
Net amortization on securities	5,573	2,400	1,454
Amortization of core deposit intangible	67	42	—
Share based compensation expense	1,343	1,047	881
Net securities gains	(2,647)	(135)	(1,303)
Increase in accrued interest receivable	(496)	(787)	(474)
(Increase) decrease in other assets	(2,287)	1,593	2,041
Increase (decrease) in accrued expenses and other liabilities	1,737	(1,582)	(1,454)
Net cash provided by operating activities	22,824	18,680	15,423

Cash flows from investing activities:
Purchases of securities available for sale	(511,979)	(302,760)	(226,213)
Purchases of securities, restricted	(31,355)	(315)	(2,055)
Purchases of securities held to maturity	(132,304)	(83,911)	(137,240)
Proceeds from sales of securities available for sale	151,959	14,084	31,446
Redemption of securities, restricted	30,037	225	1,976
Maturities, calls and principal payments of securities available for sale	266,095	196,886	175,013
Maturities, calls and principal payments of securities held to maturity	89,123	61,844	66,056
Net increase in loans	(186,226)	(73,029)	(57,070)
Proceeds from loan sale	575	—	—
Purchase of premises and equipment	(3,592)	(2,031)	(3,989)
Net cash acquired in business combination	—	2,309	—
Net cash used in investing activities	(327,667)	(186,698)	(152,076)

Cash flows from financing activities:
Net increase in deposits	221,137	214,252	123,455
Net increase (decrease) increase in federal funds purchased and FHLB overnight borrowings	44,500	(7,000)	5,000
Net increase (decrease) of FHLB term advances	15,000	(5,016)	—
Net (decrease) increase in repurchase agreements	(4,507)	527	1,370
Net proceeds from issuance of common stock	10,507	28,088	1,395
Net proceeds from exercise of stock options	—	—	17
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(175)	(128)	(37)
Excess tax (expense) benefit from share based compensation	(18)	(16)	11
Cash dividends paid	(9,898)	(6,061)	(5,787)
Net cash provided by financing activities	276,546	224,646	125,424

Net (decrease) increase in cash and cash equivalents	(28,297)	56,628	(11,229)
Cash and cash equivalents at beginning of period	79,546	22,918	34,147
Cash and cash equivalents at end of period	$51,249	$79,546	$22,918

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$7,727	$7,730	$7,838
Income tax	$5,260	$4,550	$5,922

Noncash investing and financing activities:
Dividends declared and unpaid at end of period	$—	$—	$1,467
Transfers from portfolio loans to loans held for sale	$—	$2,300	$—
Financing of sale of loans held for sale	$1,725	$—	$—
Transfers from portfolio loans to OREO	$250	$—	$—

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$—	$66,566	$—
Fair value of liabilities assumed	$—	$65,059	$—

See accompanying notes to Consolidated Financial Statements.

Page -40-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York and is a registered single bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) and a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”).

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

Premiums and discounts on securities are amortized to expense and accreted to income over the estimated life of the respective securities using the interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary impairment (“OTTI”), management considers many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the security or more than likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Page -41-

d) Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the FHLB system. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

e) Loans, Loan Interest Income Recognition and Loans Held for Sale

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

Loans held for sale are carried at the lower of aggregate cost, or estimated fair market value. At December 31, 2011, the Company had $2.3 million of loans held for sale.  These loans were subsequently sold in January 2012 with no resulting gain or loss recognized. There were no loans held for sale at December 31, 2012.

Unless otherwise noted, the above policy is applied consistently to all loan classes.

Page -42-

f) Allowance for Loan Losses

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

Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Credit Risk Committee, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2012, management believes the allowance for loan losses is adequate.

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

i) Derivatives

The Company records a cash flow hedge at the inception of the derivative contract based on the Company’s intentions and belief as to likely effectiveness as a hedge.  The cash flow hedge represents a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.  For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash

Page -43-

flows of the hedged item are recognized immediately in current earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.  Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship.  This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income.  A cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

In accordance with FASB ASC 740, Accounting for Uncertainty in Income Taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There are no such tax positions on the Company’s financial statements at December 31, 2012 and 2011, respectively.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2012 or 2011.

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

m) Dividends

Cash available for distribution of dividends to shareholders of the Company is primarily derived from cash and cash equivalents of the Company and dividends paid by the Bank to the Company. Due to regulatory restrictions, dividends from the Bank to the Company at December 31, 2012, were limited to $33.5 million which represents the Bank’s 2012 retained net income and net retained earnings from the previous two years. During 2012, the Bank did not pay dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years.

Page -44-

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

p) Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of deferred income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities, unrealized gains or losses on cash flow hedges and changes in the funded status of the pension liability. FASB ASC 715-30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income. Other comprehensive income is net of reclassification adjustments for realized gains (losses) on sales of available for sale securities.

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

r) New Accounting Standards

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-06, “Business Combinations” (“ASU 2012-06”). Accounting for a business combination requires that at each subsequent reporting date, an acquirer measure an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and for an indemnification asset that is not subsequently measured at its fair value, management’s assessment of the collectibility of the indemnification asset. This Update addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). The Company does not anticipate the adoption of this ASU to have a material impact on the financials.

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company does not anticipate the adoption of this ASU to have a material impact on the financials.

In August 2012, the FASB issued Accounting Standards Update No. 2012-03, “Technical Amendments and Corrections to SEC Sections” (“ASU 2012-03”). The accounting guidance includes amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update No. 2010-22. The accounting guidance is effective immediately and did not have a material impact on the Company.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in

Page -45-

Accounting Standards Update No. 2011-05”. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

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

In May 2011, the FASB issued Accounting Standards Update No.2011-4, “Fair Value Measurement and Disclosures (Topic 820)” (“ASU 2011-4”). ASU 2011-4 clarifies the guidance for determining fair value including some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with current accounting guidance. ASU 2011-4 is effective for interim and annual reporting periods ending on or after December 15, 2011. Adoption of AUS 2011-4 did not have a material impact on the Company and the relevant disclosures were included in this document.

s) Reclassifications

Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation.

Page -46-

2. SECURITIES

A summary of the amortized cost, gross unrealized gains and losses and fair value of securities is as follows:

December 31,	2012				2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:

U.S. GSE securities	$178,421	$377	$(346)	$178,452	$130,708	$968	$(2)	$131,674
State and municipal obligations	58,867	1,132	(36)	59,963	52,861	1,366	(8)	54,219
U.S. GSE residential mortgage-backed securities	19,462	1,135	—	20,597	67,317	3,667	—	70,984
U.S. GSE residential collateralized mortgage obligations	224,226	2,762	(542)	226,446	175,878	3,493	(46)	179,325
U.S. GSE commercial mortgage-backed securities	3,132	6	—	3,138	—	—	—	—
U.S. GSE commercial collateralized mortgage obligations	9,079	278	—	9,357	5,167	70	—	5,237
Non Agency commercial mortgage-backed securities	4,754	235	—	4,989	—	—	—	—
Other asset backed securities	26,588	65	(525)	26,128	—	—	—	—
Total available for sale	524,529	5,990	(1,449)	529,070	431,931	9,564	(56)	441,439

Held to maturity:

U.S. GSE securities	4,992	24	—	5,016	—	—	—	—
State and municipal obligations	98,752	2,241	(31)	100,962	104,314	2,048	(5)	106,357
U.S. GSE residential mortgage-backed securities	9,483	26	—	9,509	—	—	—	—
U.S. GSE residential collateralized mortgage obligations	59,388	704	(404)	59,688	42,081	1,104	(21)	43,164
U.S. GSE commercial mortgage-backed securities	10,324	350	—	10,674	—	—	—	—
U.S. GSE commercial collateralized mortgage obligations	4,975	254	—	5,229	—	—	—	—
Corporate Bonds	22,821	134	(331)	22,624	22,758	3	(1,330)	21,431
Total held to maturity	210,735	3,733	(766)	213,702	169,153	3,155	(1,356)	170,952
Total securities	$735,264	$9,723	$(2,215)	$742,772	$601,084	$12,719	$(1,412)	$612,391

Securities with unrealized losses at year-end 2012 and 2011, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31,	2012				2011
(In thousands)	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Available for sale:
U.S. GSE securities	$79,692	$346	$—	$—	$7,196	$2	$—	$—
State and municipal obligations	13,878	36	226	—	4,283	8	—	—
U.S. GSE residential mortgage-backed securities	90	—	—	—	—	—	—	—
U.S. GSE residential collateralized mortgage obligations	65,961	542	—	—	7,672	46	—	—

Other asset backed securities	18,109	525	—	—	—	—	—	—
Total available for sale	177,730	1,449	226	—	19,151	56	—	—

Held to maturity:
State and municipal obligations	28,939	31	—	—	7,011	5	—	—
U.S. GSE residential collateralized mortgage obligations	41,563	404	—	—	4,810	21	—	—
Corporate Bonds	—	—	17,669	331	4,664	336	12,006	994
Total held to maturity	$70,502	$435	$17,669	$331	$16,485	$362	$12,006	$994

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

Page -47-

may consider whether the securities are issued by the federal government or its entities, whether downgrades by bond rating agencies have occurred, and the issuer’s financial condition.

At December 31, 2012, the majority of unrealized losses on available for sale securities are related to the Company’s U.S. GSE residential collateralized mortgage obligations, Other asset backed securities and U.S. GSE securities. The majority of unrealized losses on held to maturity securities are related to U.S. GSE residential collateralized mortgage obligations and corporate bonds.  The decrease in fair value of the U.S. GSE residential collateralized mortgage obligations, Other asset backed securities and the corporate bond portfolio is attributable to changes in interest rates and not credit quality.  Each issuer of corporate bonds has maintained their well capitalized status and continues to be reviewed periodically.  The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

The following table sets forth the fair value, amortized cost and maturities of the securities at December 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2012	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
(In thousands)	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount
Available for sale:

U.S. GSE securities	$—	$—	$568	$539	$137,880	$137,824	$40,004	$40,058	$178,452	$178,421
State and municipal obligations	16,160	16,123	38,099	37,165	5,227	5,123	477	456	59,963	58,867
U.S. GSE residential mortgage-backed securities	—	—	568	533	9,831	9,314	10,198	9,615	20,597	19,462
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	15,401	15,422	211,045	208,804	226,446	224,226
U.S. GSE commercial mortgage-backed securities	—	—	—	—	3,138	3,132	—	—	3,138	3,132
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	9,357	9,079	9,357	9,079
Non Agency commercial mortgage-backed securities	—	—	—	—	—	—	4,989	4,754	4,989	4,754
Other Asset backed securities	—	—	—	—	7,971	7,996	18,157	18,592	26,128	26,588
Total available for sale	16,160	16,123	39,235	38,237	179,448	178,811	294,227	291,358	529,070	524,529

Held to maturity:

U. S. GSE securities	—	—	—	—	5,016	4,992	—	—	5,016	4,992
State and municipal obligations	50,390	50,362	25,459	25,058	6,756	6,270	18,357	17,062	100,962	98,752
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	9,509	9,483	9,509	9,483
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	780	751	58,908	58,637	59,688	59,388
U.S. GSE commercial mortgage-backed securities	—	—	—	—	10,674	10,324	—	—	10,674	10,324
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	5,229	4,975	5,229	4,975
Corporate Bonds	—	—	22,624	22,821	—	—	—	—	22,624	22,821
Total held to maturity	50,390	50,362	48,083	47,879	23,226	22,337	92,003	90,157	213,702	210,735
Total securities	$66,550	$66,485	$87,318	$86,116	$202,674	$201,148	$386,230	$381,515	$742,772	$735,264

There were $152.0 million of proceeds on sales of available for sale securities with gross gains of approximately $3.2 million and gross losses of approximately $0.6 realized in 2012.  There were $14.1 million of proceeds on sales of available for sale securities with gross gains of approximately $0.1 million and gross losses of approximately $0.01 realized in 2011.  There were $31.4 million of proceeds on sales of available for sale securities and gross gains of approximately $1.3 million realized in 2010. No securities were sold at a loss in 2010.

Page -48-

Securities having a fair value of approximately $333.0 million and $287.8 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Company did not hold any trading securities during the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, there was one issuer, other than U.S. Government and its Sponsored Entities, where the Bank had invested holdings that exceeded 10% of stockholder’s equity and represented 13% of stockholder’s equity.  These assets are more than 95% backed by a U.S. Government guarantee.  There were no investment holdings of any one issuer that exceeded 10% of stockholders’ equity at December 31, 2011, other than U.S. Government and its Sponsored Entities.  As of December 31, 2010, there was one issuer where the Bank had invested holdings that exceeded 10% of stockholder’s equity and represented 14% of stockholder’s equity. The majority of these holdings matured in the first quarter of 2011.

3. LOANS

The following table sets forth the major classifications of loans:

December 31,	2012	2011
(In thousands)
Commercial real estate mortgage loans	$332,782	$283,917
Multi-family mortgage loans	66,080	21,402
Residential real estate mortgage loans	143,703	141,027
Commercial, financial and agricultural loans	197,448	116,319
Real estate construction and land loans	48,632	40,543
Installment/consumer loans	9,167	8,565
Total loans	797,812	611,773
Net deferred loan costs and fees	634	370
	798,446	612,143
Allowance for loan losses	(14,439)	(10,837)
Net loans	$784,007	$601,306

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

Commercial Real Estate Mortgages

Loans in this classification include income producing investment properties and owner occupied real estate used for business purposes. The underlying properties are generally located largely in our primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $0.25 million in this category. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

Multi-Family Mortgages

Loans in this classification include income producing residential investment properties of 5 or more families. The loans are usually made in areas with limited single family residences generating high demand for these facilities.  Loans are made to established owners with a proven and demonstrable record of strong performance. Loans are secured by a first mortgage lien on the subject property with a loan to value ratio generally not exceeding 75%. Repayment is derived generally from the rental income generated from the property and maybe supplemented by the owners’ personal cash flow. Credit risk arises with an increase in vacancy rates, property mismanagement and the predominance of non-recourse loans that are customary in the industry.

Residential Real Estate Mortgages and Home Equity Loans

Loans in these classifications are made to and secured by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class. The Bank generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant subprime loans.

Page -49-

Commercial, Industrial and Agricultural Loans

Loans in this classification are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending will have an effect on the credit quality in this loan class.

Real Estate Construction and Land Loans

Loans in this classification primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived primarily from sale of the lots/units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent this class includes commercial development projects that the Company finances, which in most cases require interest only during construction, and then convert to permanent financing. Credit risk is affected by construction delays, cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.

Installment and Consumer Loans

Loans in this classification may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan such as automobiles. Therefore, the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment

Page -50-

of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2012, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table sets forth changes in the allowance for loan losses:

December 31,	2012	2011	2010
(In thousands)
Allowance for loan losses balance at beginning of period	$10,837	$8,497	$6,045
Charge-offs	(1,510)	(1,681)	(1,120)
Recoveries	112	121	72
Net charge-offs	(1,398)	(1,560)	(1,048)
Provision for loan losses charged to operations	5,000	3,900	3,500
Balance at end of period	$14,439	$10,837	$8,497

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of December 31, 2012 and 2011. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

December 31, 2012	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses
Beginning balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837
Charge-offs	—	—	(1,210)	(285)	—	(15)	(1,510)
Recoveries	—	—	7	83	—	22	112
Provision	915	844	1,726	1,656	(90)	(51)	5,000
Ending balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439

Ending balance: individually evaluated for impairment	$—	$—	$141	$228	$—	$—	$369

Ending balance: collectively evaluated for impairment	$4,445	$1,239	$2,662	$4,121	$1,375	$228	$14,070

Loans	$332,782	$66,080	$143,703	$197,448	$48,632	$9,167	$797,812

Ending balance: individually evaluated for impairment	$4,776	$—	$2,549	$883	$—	$—	$8,208

Ending balance: collectively evaluated for impairment	$327,282	$66,080	$141,154	$196,350	$48,331	$9,167	$788,364

Ending balance: loans acquired with deteriorated credit quality	$724	$—	$—	$215	$301	$—	$1,240

Page -51-

December 31, 2011	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses
Beginning balance	$3,310	$133	$1,642	$2,804	$185	$423	$8,497
Charge-offs	—	—	(259)	(372)	(864)	(186)	(1,681)
Recoveries	—	—	6	96	—	19	121
Provision	220	262	891	367	2,144	16	3,900
Ending balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837

Ending balance: individually evaluated for impairment	$—	$—	$105	$162	$—	$—	$267

Ending balance: collectively evaluated for impairment	$3,530	$395	$2,175	$2,733	$1,465	$272	$10,570

Loans	$283,917	$21,402	$141,027	$116,319	$40,543	$8,565	$611,773

Ending balance: individually evaluated for impairment	$5,079	$—	$2,942	$752	$250	$—	$9,023

Ending balance: collectively evaluated for impairment	$278,202	$21,402	$138,085	$115,364	$40,029	$8,565	$601,647

Ending balance: loans acquired with deteriorated credit quality	$636	$—	$—	$203	$264	$—	$1,103

The Company has an immaterial amount of purchased loans as a result of the acquisition of Hamptons State Bank in 2011, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. These loans are referred to as loans acquired with deteriorated credit quality in the table above.

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

Page -52-

The following table represents loans by class categorized by internally assigned risk grades:

	Grades:
December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$138,675	$11,285	$11,039	$—	$160,999
Non-owner occupied	159,967	7,523	4,293	—	171,783
Multi-family loans	66,080	—	—	—	66,080
Residential real estate:
First lien	72,158	—	2,846	717	75,721
Home equity	65,955	745	1,282	—	67,982
Commercial:
Secured	81,661	1,447	5,605	—	88,713
Unsecured	105,454	1,948	1,234	99	108,735
Real estate construction and land loans	45,178	—	3,454	—	48,632
Installment/consumer loans	9,058	—	109	—	9,167
Total loans	$744,186	$22,948	$29,862	$816	$797,812

	Grades:
December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$120,662	$14,975	$9,839	$—	$145,476
Non-owner occupied	126,016	9,443	2,982	—	138,441
Multi-family loans	21,402	—	—	—	21,402
Residential real estate:
First lien	64,725	—	1,351	1,223	67,299
Home equity	70,947	584	1,972	225	73,728
Commercial:
Secured	52,686	4,258	3,208	—	60,152
Unsecured	53,421	1,613	1,124	9	56,167
Real estate construction and land loans	35,979	—	4,314	250	40,543
Installment/consumer loans	8,283	264	18	—	8,565
Total loans	$554,121	$31,137	$24,808	$1,707	$611,773

Page -53-

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of December 31, 2012 and December 31, 2011 by class of loans, as defined by ASC 310-10:

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$1,265	$491	$492	$2,248	$158,751	$160,999
Non-owner occupied	—	—	—	—	—	171,783	171,783
Multi-family loans	—	—	—	—	—	66,080	66,080
Residential real estate:
First lien	—	158	—	1,203	1,361	74,360	75,721
Home equity	965	—	—	1,010	1,975	66,007	67,982
Commercial:
Secured	—	—	—	136	136	88,577	88,713
Unsecured	22	—	—	426	448	108,287	108,735
Real estate construction and land loans	—	—	—	22	22	48,610	48,632
Installment/consumer loans	—	—	—	—	—	9,167	9,167
Total loans	$987	$1,423	$491	$3,289	$6,190	$791,622	$797,812

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$485	$1,281	$406	$449	$2,621	$142,855	$145,476
Non-owner occupied	—	—	—	—	—	138,441	138,441
Multi-family loans	—	—	—	—	—	21,402	21,402
Residential real estate:
First lien	—	—	—	1,561	1,561	65,738	67,299
Home equity	448	255	—	1,382	2,085	71,643	73,728
Commercial:
Secured	—	—	—	479	479	59,673	60,152
Unsecured	—	53	—	40	93	56,074	56,167
Real estate construction and land loans	—	—	—	250	250	40,293	40,543
Installment/consumer loans	1	—	5	—	6	8,559	8,565
Total loans	$934	$1,589	$411	$4,161	$7,095	$604,678	$611,773

Page -54-

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

Impaired Loans

As of December 31, 2012 and December 31, 2011, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.2 million and $9.0 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

The following tables represent impaired loans by class at December 31, 2012 and 2011:

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,860	$3,931	$—	$3,816	$116
Non-owner occupied	916	916	—	916	61
Multi-family loans	—	—	—	—	—
Residential real estate:
First lien	1,539	2,151	—	1,484	35
Home equity	736	1,094	—	768	—
Commercial:
Secured	515	520	—	281	14
Unsecured	95	97	—	42	—
Real estate construction and land loans	—	—	—	2	—
Installment/consumer loans	—	—	—	—	—
Total with no related allowance recorded	7,661	8,709	—	7,309	226

With an allowance recorded:
Residential real estate – Home equity	274	287	141	244	—
Commercial – Unsecured	273	302	228	236	—
Total with an allowance recorded	547	589	369	480	—

Total:
Commercial real estate:
Owner occupied	3,860	3,931	—	3,816	116
Non-owner occupied	916	916	—	916	61
Multi-family loans	—	—	—	—	—
Residential real estate:
First lien	1,539	2,151	—	1,484	35
Home equity	1,010	1,381	141	1,012	—
Commercial:
Secured	515	520	—	281	14
Unsecured	368	399	228	278	—
Real estate construction and land loans	—	—	—	2	—
Installment/consumer loans	—	—	—	—	—
Total	$8,208	$9,298	$369	$7,789	$226

Page -55-

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,163	$4,206	$—	$4,208	$415
Non-owner occupied	916	916	—	929	15
Multi-family loans	—	—	—	—	—
Residential real estate:
First lien	338	344	—	346	—
Home equity	688	860	—	778	—
Commercial:
Secured	533	533	—	535	7
Unsecured	—	—	—	—	—
Real estate construction and land loans	250	371	—	250	—
Installment/consumer loans	—	—	—	—	—
Total with no related allowance recorded	6,888	7,230	—	7,046	437

With an allowance recorded:
Residential real estate – First lien	1,223	1,329	76	1,241	—
Residential real estate – Home equity	693	700	29	694	—
Commercial – Secured	219	229	162	235	—
Total with an allowance recorded	2,135	2,258	267	2,170	—

Total:
Commercial real estate:
Owner occupied	4,163	4,206	—	4,208	415
Non-owner occupied	916	916	—	929	15
Multi-family loans	—	—	—	—	—
Residential real estate:
First lien	1,561	1,673	76	1,587	—
Home equity	1,381	1,560	29	1,472	—
Commercial:
Secured	752	762	162	770	7
Unsecured	—	—	—	—	—
Real estate construction and land loans	250	371	—	250	—
Installment/consumer loans	—	—	—	—	—
Total	$9,023	$9,488	$267	$9,216	$437

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The Bank had $0.3 million foreclosed real estate owned at December 31, 2012, and had none at December 31, 2011.

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

Page -56-

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings
Commercial real estate:
Owner occupied	1	$163	$160
Non-owner occupied	—	—	—
Multi-Family	—	—	—
Residential real estate:
First lien	—	—	—
Home equity	—	—	—
Commercial:
Secured	1	387	380
Unsecured	1	42	39
Real estate construction and land loans	—	—	—
Installment/consumer loans	—	—	—
Total loans	3	$592	$579

The TDRs described above did not increase the allowance for loan losses and there were charge offs of $0.4 million during the year ended December 31, 2012.

At December 31, 2012, there were no loans modified as TDRs for which there was a payment default within twelve months following the modification.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of December 31, 2012 and December 31, 2011, the Company had $1.0 million and $2.0 million, respectively of nonaccrual TDR loans. As of December 31, 2012 two of the borrowers with loans totaling $0.3 million are complying with the modified terms of the loans and are currently making payments. Another borrower with loans totaling $0.7 million is currently in default and foreclosure proceedings have been initiated.   The decrease in nonaccrual TDR loans at December 31, 2012 was due to the reclassification of a $0.3 million nonaccrual TDR loan to a performing TDR as the borrower has made six months of consecutive payments in line with the restructured terms.  In addition, there was charge-offs totaling $0.7 million during 2012.  Total nonaccrual TDR loans are secured with collateral that has an appraised value of $2.7 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has six borrowers with performing TDR loans of $5.0 million at December 31, 2012 that are current and secured with collateral that has an appraised value of approximately $12.3 million.  At December 31, 2011, the Company had four borrowers with TDR loans of $4.9 million that were current and secured with collateral that had an appraised value of approximately $11.5 million. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. Two of the loans were restructured during the third quarter of 2012, one of the loans in the second quarter of 2012 and one loan in the first quarter of 2012 and since that time the interest income recognized has been immaterial.  The fifth loan was restructured during the third quarter 2011 and since that time $0.08 million of interest income has been recognized.   The sixth loan was restructured during the third quarter of 2008 and since that time $0.5 million of interest income has been recognized. In addition, the Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the year ended December 31, 2012 that did not meet the definition of a TDR. These loans have a total recorded investment as of December 31, 2012 of $50.3 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

Page -57-

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2012 and 2011.

The following table sets forth selected information about related party loans at December 31, 2012:

Balance Outstanding
(In thousands)
Balance at December 31, 2011	$1,050
New loans	—
Effective change in related parties	—
Advances	745
Repayments	(524)
Balance at December 31, 2012	$1,271

4. PREMISES AND EQUIPMENT

Premises and equipment consist of:

December 31,	2012	2011
(In thousands)
Land	$7,174	$7,174
Building and improvements	13,837	13,720
Furniture, fixtures and equipment	15,229	12,445
Leasehold improvements	6,803	6,120
	$43,043	$39,459

Less: accumulated depreciation and amortization	(17,042)	(15,288)
	$26,001	$24,171

5. DEPOSITS

Time Deposits

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2012:

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
2013	$25,667	$94,547	$120,214
2014	7,970	12,110	20,080
2015	1,370	3,519	4,889
2016	830	1,752	2,582
2017	2,687	6,796	9,483
Total	$38,524	$118,724	$157,248

Deposits from principal officers, directors and their affiliates at December 31, 2012 and 2011 were approximately $5.5 million and $4.7 million, respectively. Public fund deposits at December 31, 2012 and 2011 were $269.8 million and $232.0 million, respectively.

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2012, 2011 and 2010, securities sold under agreements to repurchase totaled $12.4 million, $16.9 million and $16.4 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $17.1 million, $23.3 million and $22.3 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $2.4 million maturing during the first quarter of 2013 and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

Page -58-

	2012	2011	2010
(Dollars in thousands)
Average daily balance during the year	$13,016	$16,715	$16,648
Average interest rate during the year	3.01%	3.23%	3.10%
Maximum month-end balance during the year	$16,722	$17,469	$17,192
Weighted average interest rate at year-end	2.99%	3.18%	3.21%

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

8. DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

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

Summary information about the interest rate swap designated as a cash flow hedge as of December 31, 2012 is as follows:

(Dollars in thousands)	As of December 31, 2012
Notional amounts	$15,000
Weighted average pay rates	0.99%
Weighted average receive rates	0.31%
Weighted average maturity	4.49 years
Unrealized gains (losses)	$(176)

Interest expense recorded on this swap transaction totaled $45,000 for the twelve months ended December 31, 2012 and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses), net of tax, recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the twelve months ended December 31, 2012.

	2012
(In thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other non- interest income (Ineffective Portion)
Interest rate contracts	$(106)	$—	$—

Page -59-

The following table reflects the cash flow hedge included in the Consolidated Balance Sheet as of December 31, 2012:

	2012
(In thousands)	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swap related to FHLB Advance	$15,000	$(176)

9. INCOME TAXES

The components of income tax expense are as follows:

Years Ended December 31,	2012	2011	2010
(In thousands)
Current:
Federal	$5,660	$3,700	$3,340
State	582	603	530
	6,242	4,303	3,870

Deferred:
Federal	(229)	469	347
State	67	(109)	(170)
	(162)	360	177
Income tax expense	$6,080	$4,663	$4,047

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Years Ended December 31,	2012		2011		2010
(Dollars in thousands)	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$6,479	34%	$5,134	34%	$4,492	34%
Tax exempt interest	(878)	(5)	(896)	(6)	(817)	(6)
State taxes, net of federal income tax benefit	445	2	341	2	262	2
Other	34	1	84	1	110	1
Income tax expense	$6,080	32%	$4,663	31%	$4,047	31%

Page -60-

Deferred income tax assets and liabilities are comprised of the following:

December 31,	2012	2011
(In thousands)
Deferred tax assets:
Allowance for loan losses	$6,144	$4,592
Restricted stock awards	777	710
Purchase accounting fair value adjustments	777	1,168
Net operating loss carryforward	516	617
Other	276	456
Total	8,490	7,543

Deferred tax liabilities:
Pension and SERP expense	(2,765)	(2,124)
Depreciation	(1,386)	(1,411)
REIT undistributed net income	(657)	(627)
Net deferred loan costs and fees	(602)	(440)
Other	(281)	(304)
Total	(5,691)	(4,906)

Total before other comprehensive income	2,799	2,637

Deferred tax liabilities:
Net unrealized gains on securities	(1,803)	(3,774)
Deferred tax assets:
Net change in pension liability	2,036	2,205
Net change in cash flow hedge	70	—
Net deferred tax asset	$3,102	$1,068

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2009. The Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

10. EMPLOYEE BENEFITS

a) Pension Plan and Supplemental Executive Retirement Plan

The Bank maintains a noncontributory pension plan covering all eligible employees. The Bank uses a December 31st measurement date for this plan in accordance with FASB ASC 715-30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension”. In September 2011, the Bank transferred all of the Plan assets out of the New York State Bankers Association Retirement System to the new Trustee, Bank of America, N.A. During 2012, the Company amended the pension plan revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered employees. Additionally, new employees hired on or after October 1, 2012 are not eligible for the pension plan.

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

Page -61-

Information about changes in obligations and plan assets of the defined benefit pension plan and the defined benefit plan component of the SERP are as follows:

	Pension Benefits		SERP Benefits
At December 31,	2012	2011	2012	2011
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$11,584	$8,761	$1,731	$1,542
Service cost	1,131	919	120	109
Interest cost	508	483	52	57
Benefits paid and expected expenses	(366)	(234)	(112)	(112)
Assumption changes and other	1,345	1,655	208	135
Plan amendment	(1,095)	—	—	—
Benefit obligation at end of year	$13,107	$11,584	$1,999	$1,731

Change in plan assets, at fair value:
Plan assets at beginning of year	$13,403	$11,023	$—	$—
Actual return on plan assets	1,600	20	—	—
Employer contribution	2,500	2,727	112	112
Benefits paid and actual expenses	(378)	(367)	(112)	(112)
Plan assets at end of year	$17,125	$13,403	$—	$—

Funded status (plan assets less benefit obligations)	$4,018	$1,819	$(1,999)	$(1,731)

Amounts recognized in accumulated other comprehensive income at December 31, consist of:

	Pension Benefits		SERP Benefits
At December 31,	2012	2011	2012	2011
(In thousands)
Net actuarial loss	$5,561	$5,060	$406	$200
Prior service cost	71	81	—	—
Transition obligation	—	—	142	170
Plan amendment	(1,094)	—	—	—
Net amount recognized	$4,538	$5,141	$548	$370

The accumulated benefit obligation was $11.6 million and $1.6 million for the pension plan and the SERP, respectively, as of December 31, 2012. As of December 31, 2011, the accumulated benefit obligation was $9.4 million and $1.5 million for the pension plan and the SERP, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits			SERP Benefits

At December 31,	2012	2011	2010	2012	2011	2010
(In thousands)
Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income
Service cost	$1,131	$919	$769	$120	$109	$96
Interest cost	508	483	434	52	57	62
Expected return on plan assets	(993)	(761)	(681)	—	—	—
Amortization of net loss	248	102	104	—	—	—
Amortization of unrecognized prior service cost	10	9	9	—	—	—
Amortization of unrecognized transition (asset) obligation	—	—	—	30	28	28
Net periodic benefit cost	$904	$752	$635	$202	$194	$186

Net (gain) loss	$(345)	$2,529	$254	$208	$136	$(22)
Prior service cost	—	—	—	—	—	—
Transition obligation	—	—	—	—	—	—
Amortization of net gain	(248)	(102)	(104)	—	—	—
Amortization of prior service cost	(10)	(9)	(9)	—	—	—
Amortization of transition obligation	—	—	—	(30)	(28)	(28)
	(603)	2,418	141	178	108	(50)
Deferred taxes	240	(960)	(56)	(71)	(43)	20
Total recognized in other comprehensive income	(363)	1,458	85	107	65	(30)
Total recognized in net periodic benefit cost and other comprehensive income	$541	$2,210	$720	$309	$259	$156

Page -62-

The estimated net loss, transition obligation and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $288,000, $0 and $77,000, respectively. The estimated net loss and unrecognized net transition obligation for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $15,000 and $28,000, respectively.

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

	Pension Benefits			SERP Benefits
At December 31,	2012	2011	2010	2012	2011	2010
Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.20%	4.53%	5.58%	3.90%	3.13%	3.87%
Rate of compensation increase	3.00	3.00	3.50	5.00	5.00	5.00
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.53%	5.58%	5.89%	3.13%	3.87%	4.31%
Rate of compensation increase	3.00	3.50	4.00	5.00	5.00	5.00
Expected long-term rate of return	7.50	7.00	7.50	—	—	—

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

The long term rate of return considers historical returns for the S&P 500 index and long term U.S. government bonds from 1926 to 2012 representing cumulative returns of approximately 9.8% and 5.7%, respectively. These returns were considered along with the target allocations of asset categories.

Page -63-

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

•                  Purchases of letter stock, private placements, or direct payments

•                  Purchases of securities not readily marketable

•                  Pledging or hypothecating securities, except for loans of securities that are fully collateralized

•                  Purchasing or selling derivative securities for speculation or leverage

•                  Investments by the investment managers in their own securities, their affiliates or subsidiaries (excluding money market funds)

•                  Purchases of Bridge Bancorp stock

The target allocations for Plan assets are shown in the table below:

		Percentage of Plan Assets At December 31,		Weighted- Average
	Target Allocation			Expected Long-term Rate of
	2013	2012	2011	Return

Asset Category
Cash Equivalents	0 – 5%	9.4%	21.6%	—
Equity Securities	45 - 65%	54.2%	43.1%	4.7%
Fixed income securities	35 - 55%	36.4%	35.3%	2.8%

Total		100.0%	100.0%	7.5%

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

Page -64-

In accordance with FASB ASC 715-20, the following table represents the Plan’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

		Fair Value Measurements at
		December 31, 2012 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Cash and Cash Equivalents
Cash	$24	$24
Short term investment funds	1,591	—	$1,591
Total cash equivalents	1,615	24	1,591
Equities:
U.S. Large cap	8,075	8,075
U.S. Mid cap	596	596
International	601	601
Total equities	9,272	9,272
Fixed income securities:
Government issues	1,717		1,717
Corporate bonds	1,396		1,396
High yield bonds and bond funds	3,125		3,125
Total fixed income securities	6,238		6,238
Total Plan Assets	$17,125	$9,296	$7,829

		Fair Value Measurements at
		December 31, 2011 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Cash and Cash Equivalents
Cash	$2,563	$2,563
Short term investment funds	336	—	$336
Total cash equivalents	2,899	2,563	336
Equities:
U.S. Large cap	3,388	3,388
U.S. Mid cap	326	326
U.S. Small cap	326	326
International	1,739	1,739
Total equities	5,779	5,779
Fixed income securities:
Government issues	1,589		1,589
Corporate bonds	1,078		1,078
High yield bonds and bond funds	2,058		2,058
Total fixed income securities	4,725		4,725
Total Plan Assets	$13,403	$8,342	$5,061

Page -65-

The Company expects to contribute $2.0 million to the pension plan during 2013.

Estimated Future Payments

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

Year	Pension and SERP Payments
(In thousands)
2013	$560,186
2014	606,708
2015	657,058
2016	740,152
2017	900,932
Following 5 years	7,103,618

b) 401(k) Plan

The Company provides a 401(k) plan which covers substantially all current employees. Newly hired employees can elect to participate in the savings plan after completing six months of service. Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives. The savings plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2012, 2011 and 2010 the Bank made cash contributions of $263,000, $253,000, and $243,000 respectively.

c) Equity Incentive Plan

On May 4, 2012 the Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (the “2012 Plan”) was approved by the shareholders to provide for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The plan supersedes the Bridge Bancorp, Inc. Equity Incentive Plan that was approved in 2006 (the “2006 Plan”). The number of shares of Common Stock of Bridge Bancorp, Inc. available for stock-based awards under the 2012 Plan is 525,000 plus 278,385 shares that were remaining under the 2006 Plan. Of the total 803,385 shares of common stock approved for issuance under the Plan, 800,809 shares remain available for issuance at December 31, 2012.

The Compensation Committee of the Board of Directors determines awards under the Plan. The Company accounts for this Plan under FASB ASC No. 718 and 505.

Page -66-

Stock Options

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. No new grants of stock options were awarded during the years ended December 31, 2012, 2011, and 2010.

A summary of the status of the Company’s stock options as of December 31, 2012 follows:

(Dollars in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	54,223	$25.05
Granted	—	—
Exercised	(1,500)	$15.47
Forfeited	(2,761)	$25.28
Expired	—	—
Outstanding, December 31, 2012	49,962	$25.32	3.44 years	$3
Vested and Exercisable, December 31, 2012	49,962	$25.32	3.44 years	$3

Range of Exercise Prices	Number of Options	Exercise Price
	600	$15.47
	4,572	$24.00
	39,659	$25.25
	3,000	$26.55
	2,131	$30.60
	49,962

The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2012 is the same because all options are currently vested.

A summary of activity related to the stock options follows:

December 31,	2012	2011	2010
(In thousands)
Intrinsic value of options exercised	$7	$—	$16
Cash received from options exercised	—	—	17
Tax benefit realized from option exercises	—	—	6
Weighted average fair value of options granted	—	—	—

There was no compensation expense attributable to stock options in 2012 because all stock options were vested. Compensation expense attributable to stock options was $0 and $41,000 for the years ended December 31, 2011 and 2010, respectively.

Restricted Stock Awards

A summary of the status of the Company’s shares of unvested restricted stock for the year ended December 31, 2012 follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested, December 31, 2011	211,371	$21.56
Granted	21,993	$19.82
Vested	(55,207)	$21.46
Forfeited	(230)	$22.06
Unvested, December 31, 2012	177,927	$21.38

The 2012 Plan provides for issuance of restricted stock awards. During the year ended December 31, 2012, the Company granted restricted stock awards of 21,993 shares. These shares vest over approximately five years with a third vesting after years three, four and five. During the year ended December 31, 2011, the Company granted restricted stock awards of 68,588 shares. Of the 68,588 shares granted, 5,000 shares vest ratably over three years, 44,588 shares vest over approximately five years with a third vesting after

Page -67-

years three, four and five and 19,000 shares vest over approximately 7 years with a third vesting after years five, six and seven. During the year ended December 31, 2010, the Company granted restricted stock awards of 43,850 shares. Of the 43,850 shares granted, 29,420 shares vest over five years with a third vesting after years three, four and five and 10,000 shares vest over approximately 7 years with a third vesting after years five, six and seven. The remaining 4,430 vest ratably over approximately five years. Such shares are subject to restrictions based on continued service as employees of the Company or its subsidiaries. Compensation expense attributable to these awards was approximately $1,185,000, $909,000 and $728,000 for the years ended December 31, 2012, 2011, and 2010, respectively. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $1,140,000, $774,000 and $280,000, respectively. As of December 31, 2012, there was $2,466,000 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock Units

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $158,000, $138,000 and $112,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The following is a reconciliation of earnings per share for December 31, 2012, 2011 and 2010:

For the Years Ended December 31,	2012	2011	2010
(In thousands, except per share data)
Net Income	$12,772	$10,359	$9,166
Less: Dividends paid on and earnings allocated to participating securities	(328)	(299)	(243)
Income attributable to common stock	$12,444	$10,060	$8,923

Weighted average common shares outstanding, including participating securities	8,633	6,712	6,308
Less: weighted average participating securities	(223)	(193)	(170)
Weighted average common shares outstanding	8,410	6,519	6,138
Basic earnings per common share	$1.48	$1.54	$1.45

Income attributable to common stock	$12,444	$10,060	$8,923

Weighted average common shares outstanding	8,410	6,519	6,138
Weighted average common equivalent shares outstanding	1	1	1
Weighted average common and equivalent shares outstanding	8,411	6,520	6,139
Diluted earnings per common share	$1.48	$1.54	$1.45

There were 49,362 options outstanding at December 31, 2012 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at December 31, 2012, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

Page -68-

a) Leases

At December 31, 2012, the Company was obligated to make minimum annual rental payments under non-cancelable operating leases for its premises. Projected minimum rentals under existing leases are as follows:

Year
(In thousands)
2013	$1,658
2014	1,876
2015	1,590
2016	1,446
2017	1,391
Thereafter	11,455
Total minimum rentals	$19,416

Certain leases contain rent escalation clauses which are reflected in the amounts listed above. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Certain leases contain renewal options which are not reflected. Rental expenses under leases for the years ended December 31, 2012, 2011 and 2010 approximated $1.5 million, $1.2 million, and $1.2 million, respectively.

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

The following represents commitments outstanding:

December 31,	2012	2011
(In thousands)
Standby letters of credit	$3,800	$3,130
Loan commitments outstanding (1)	64,336	45,841
Unused lines of credit	183,183	155,209
Total commitments outstanding	$251,319	$204,180

(1)   Of the $64.3 million of loan commitments outstanding at December 31, 2012, $21.3 million are fixed rate commitments and $43.0 million are variable rate commitments.

c) Other

During 2012, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. The required cash balance at December 31, 2012 was $1.0 million. During 2012, the Federal Reserve Bank of New York offered higher interest rates on overnight deposits compared to our correspondent banks. Therefore the Bank invested overnight with the Federal Reserve Bank of New York and the average balance maintained during 2012 was $26.1 million.

During 2012, 2011 and 2010, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2012, the Bank had aggregate lines of credit of $282.5 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $262.5 million is available on an unsecured basis. As of December 31, 2012, the Bank had $44.5 million of such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2012, there was $487.5 million available for transactions under this agreement.

Page -69-

The Bank had $12.4 million of securities sold under agreements to repurchase outstanding as of December 31, 2012 (See Note 6).

13. FAIR VALUE

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

Page -70-

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2012 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$178,452		178,452
State and municipal obligations	59,963		59,963
U.S. GSE Residential mortgage-backed securities	20,597		20,597
U.S. GSE Residential collateralized mortgage obligations	226,446		226,446
U.S. GSE Commercial mortgage-backed securities	3,138		3,138
U.S. GSE Commercial collateralized mortgage obligations	9,357		9,357
Non Agency commercial mortgage-backed securities	4,989		4,989
Other Asset backed securities	26,128		26,128
Total available for sale	$529,070		$529,070

Financial Liabilities:
Derivatives	$(176)		$(176)

		Fair Value Measurements at
		December 31, 2011 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$131,674		$131,674
State and municipal obligations	54,219		54,219
U.S. GSE Residential mortgage-backed securities	70,984		70,984
U.S. GSE Residential collateralized mortgage obligations	179,325		179,325
U.S. GSE Commercial collateralized mortgage obligations	5,237		5,237
Total available for sale	$441,439		$441,439

Page -71-

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2012 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$178			$178

		Fair Value Measurements at
		December 31, 2011 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$1,868			$1,868
Loans held for sale	2,300			2,300

The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in current accounting guidance. Impaired loans with allocated allowance for loan losses at December 31, 2012, had a carrying amount of $0.2 million, which is made up of the outstanding balance of $0.5 million, net of a valuation allowance of $0.3 million. This resulted in an additional provision for loan losses of $0.3 million that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2011, had a carrying amount of $1.9 million, which is made up of the outstanding balance of $2.1 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the income statement.  Charge-offs of $0.9 million were incurred on loans transferred to loans held for sale at December 31, 2011.  No loans were transferred to loans held for sale in 2012.

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

Page -72-

Impaired Loans: For impaired loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. Such adjustments are generally capped at 15% of appraised value and typically result in a Level 3 classification of the inputs for determining fair value. These adjustments as of December 31, 2012 were not material to the financial statements. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, the Credit Administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. Management also considers the appraisal values for commercial properties associated with current loan origination activity.  Collectively, this information is reviewed to help assess current trends in commercial property values. For each collateral dependent impaired loan, management considers information that relates to the type of commercial property to determine if such properties may have appreciated or depreciated in value since the date of the most recent appraisal. Adjustments to fair value are made only when the analysis indicates a probable decline in collateral values.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2012 and December 31, 2011.

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

Page -73-

The estimated fair values and recorded carrying values of the Company’s financial instruments are as follows:

		Fair Value Measurement at
		December 31, 2012 Using:

(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and due from banks	$46,855	$46,855	$—	$—	$46,855
Interest bearing deposits with banks	4,394	—	4,394	—	4,394
Securities available for sale	529,070	—	529,070	—	529,070
Securities restricted	2,978	n/a	n/a	n/a	n/a
Securities held to maturity	210,735	—	213,702	—	213,702
Loans, net	784,007	—	—	807,597	807,597
Accrued interest receivable	5,436	—	2,945	2,491	5,436

Financial Liabilities:
Certificates of deposit	157,248	—	158,764	—	158,764
Demand and other deposits	1,252,074	1,252,074	—	—	1,252,074
Federal funds purchased and Federal Home Loan Bank overnight borrowings	44,500	44,500	—	—	44,500
Federal Home Loan Bank term advances	15,000	—	14,824	—	14,824
Repurchase agreements	12,390	—	13,064	—	13,064
Junior Subordinated Debentures	16,002	—	—	17,101	17,101
Derivatives	176	—	176	—	176
Accrued interest payable	147	1	146	—	147

December 31,		2011
(In thousands)		Carrying	Fair
		Amount	Value
Financial Assets:
Cash and due from banks		$25,921	$25,921
Interest bearing deposits with banks		53,625	53,625
Securities available for sale		441,439	441,439
Securities restricted		1,660	n/a
Securities held to maturity		169,153	170,952
Loans, net (including loans held for sale)		603,606	632,616
Accrued interest receivable		4,940	4,940

Financial liabilities:
Demand and other deposits		1,188,185	1,190,080
Federal funds purchased and Federal Home Loan Bank overnight borrowings		—	—
Repurchase agreements		16,897	17,990
Junior subordinated debentures		16,002	16,915

Accrued interest payable		319	319

Page -74-

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of December 31, 2012, the Company and the Bank met all capital adequacy requirements.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated)
As of December 31,	2012
(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$145,765	14.2%	$82,171	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	132,906	12.9%	41,085	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	132,906	8.4%	63,136	4.0%	n/a	n/a

As of December 31,	2011
(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$128,226	16.2%	$63,228	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	118,334	15.0%	31,614	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	118,334	9.3%	51,010	4.0%	n/a	n/a

Page -75-

Bridgehampton National Bank
As of December 31,	2012
(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$140,487	13.7%	$82,155	8.0%	$102,693	10.0%
Tier 1 Capital (to risk weighted assets)	127,630	12.4%	41,077	4.0%	61,616	6.0%
Tier 1 Capital (to average assets)	127,630	8.1%	63,132	4.0%	78,915	5.0%

As of December 31,	2011
(In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$115,383	14.6%	$63,213	8.0%	$79,016	10.0%
Tier 1 Capital (to risk weighted assets)	105,494	13.4%	31,606	4.0%	47,410	6.0%
Tier 1 Capital (to average assets)	105,494	8.3%	51,001	4.0%	63,751	5.0%

15. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bridge Bancorp, Inc. (Parent Company only) follows:

Condensed Balance Sheets

December 31,	2012	2011
(In thousands)
ASSETS
Cash and cash equivalents	$5,203	$13,002
Other assets	199	192
Investment in the Bank	129,277	110,028
Total Assets	$134,679	$123,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$16,002	$16,002
Other liabilities	5	233
Total Liabilities	16,007	16,235

Total Stockholders’ Equity	118,672	106,987
Total Liabilities and Stockholders’ Equity	$134,679	$123,222

Condensed Statements of Income

Years ended December 31,	2012	2011	2010
(In thousands)
Dividends from the Bank	$—	$—	$1,700
Interest expense	1,365	1,366	1,365
Non interest expense	82	69	43
Income before income taxes and equity in undistributed earnings of the Bank	(1,447)	(1,435)	292

Income tax benefit	(466)	(445)	(431)
Income before equity in undistributed earnings of the Bank	(981)	(990)	723
Equity in undistributed earnings of the Bank	13,753	11,349	8,443
Net income	$12,772	$10,359	$9,166

Page -76-

Condensed Statements of Cash Flows

Years ended December 31,	2012	2011	2010
(In thousands)
Cash flows from operating activities:
Net income	$12,772	$10,359	$9,166
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of the Bank	(13,753)	(11,349)	(8,443)
(Increase) decrease in other assets	(7)	558	(450)
(Decrease) increase in other liabilities	(227)	198	(6)
Net cash (used in) provided by operating activities	(1,215)	(234)	267

Cash flows from investing activities:
Investment in the Bank	(7,000)	(12,000)	—
Cash in lieu of fractional shares for business acquisition	—	(3)	—
Net cash used in investing activities	(7,000)	(12,003)	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	10,507	28,088	1,395
Net proceeds from exercise of stock options	—	—	17
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(175)	(128)	(37)
Excess tax (expense) benefit from share based compensation	(18)	(16)	11
Cash dividends paid	(9,898)	(6,061)	(5,787)
Net cash provided by (used in) financing activities	416	21,883	(4,401)

Net (decrease) increase in cash and cash equivalents	(7,799)	9,646	(4,134)
Cash and cash equivalents at beginning of year	13,002	3,356	7,490
Cash and cash equivalents at end of year	$5,203	$13,002	$3,356

16. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

Years Ended December 31,	2012	2011	2010
(In thousands)
Unrealized holding (losses) gains on available for sale securities	$(2,321)	$3,758	$(1,518)
Reclassification adjustment for gains realized in income	(2,647)	(135)	(1,303)
Income tax effect	1,972	(1,438)	1,121
Net change in unrealized (loss) gain on available for sale securities	(2,996)	2,185	(1,700)

Change in fair value of derivatives used for cash flow hedges	(176)	—	—
Reclassification adjustment for gains realized in income	—	—	—
Income tax effect	70	—	—
Net change in unrealized loss on cash flow hedge	(106)	—	—

Change in post-retirement obligation	425	(2,527)	(91)
Income tax effect	(169)	1,003	36
Net change in post-retirement obligation	256	(1,524)	(55)

Total	$(2,846)	$661	$(1,755)

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of December 31, 2011	Current Period Change		Balance as of December 31, 2012
(In thousands)
Unrealized gains on available for sale securities	$5,734	$(2,996)		$2,738
Unrealized losses on cash flow hedges	—	(106)		(106)
Unrealized losses on pension benefits	(3,306)	256		(3,050)
Total	$2,428	$(2,486	)_	$(418)

Page -77-

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected Consolidated Quarterly Financial Data

2012 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$13,298	$13,677	$13,707	$13,832
Interest expense	1,898	1,872	1,889	1,896
Net interest income	11,400	11,805	11,818	11,936
Provision for loan losses	825	2,500	600	1,075
Net interest income after provision for loan losses	10,575	9,305	11,218	10,861
Non interest income	1,953	3,800	2,235	2,685
Non interest expenses	8,221	8,567	8,479	8,513
Income before income taxes	4,307	4,538	4,974	5,033
Income tax expense	1,368	1,475	1,614	1,623
Net income	$2,939	$3,063	$3,360	$3,410
Basic earnings per share	$0.35	$0.36	$0.39	$0.39
Diluted earnings per share	$0.35	$0.36	$0.39	$0.39

2011 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$11,596	$12,333	$13,471	$13,026
Interest expense	1,812	1,872	1,949	1,983
Net interest income	9,784	10,461	11,522	11,043
Provision for loan losses	700	900	1,450	850
Net interest income after provision for loan losses	9,084	9,561	10,072	10,193
Non interest income	1,454	1,825	1,766	1,904
Non interest expenses	7,408	7,784	7,824	7,821
Income before income taxes	3,130	3,602	4,014	4,276
Income tax expense	970	1,126	1,241	1,326
Net income	$2,160	$2,476	$2,773	$2,950
Basic earnings per share	$0.34	$0.38	$0.41	$0.42
Diluted earnings per share	$0.34	$0.38	$0.41	$0.42

Page -78-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Board of Directors
Bridge Bancorp, Inc.
Bridgehampton, New York

We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Bridge Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bridge Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report By Management On Internal Control Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Bridge Bancorp, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

New York, New York
March 13, 2013

Page -79-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

Report By Management On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe Horwath LLP appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

“Item 1 – Election of Directors,” “Compliance with Section 16 (a) of the Exchange Act,” and “Code of Ethics” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013, are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013, are incorporated herein by reference.

Page -80-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Beneficial Ownership” and “Item 1 – Election of Directors”, set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013, are incorporated herein by reference.

Set forth below is certain information as of December 31, 2012, regarding the Company’s equity compensation plans that have been approved by stockholders.

Equity Compensation Plan approved by Stockholders	Number of securities to be Issued upon Exercise of outstanding options and awards	Weighted Average Exercise Price with respect to Outstanding Stock Options	Number of Securities Remaining Available for Issuance under the Plan
1996 Equity Incentive Plan	10,303	$25.61	—
2006 Equity Incentive Plan	241,430	$25.25	—
2012 Equity Incentive Plan	—	—	800,809
Total	251,733	$25.32	800,809

Item 13. Certain Relationships and Related Transactions, and Director Independence

“Certain Relationships and Related Transactions”, and “Director Nominations” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

“Item 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm” “Fees Paid to Crowe Horwath,” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services of Independent Registered Public Accounting Firm” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following Consolidated Financial Statements, including notes thereto, and financial schedules of the Company, required in response to this item are included in Part II, Item 8.

1.	Financial Statements	Page No.

	Consolidated Balance Sheets	36
	Consolidated Statements of Income	37
	Consolidated Statements of Comprehensive Income	38
	Consolidated Statements of Stockholders’ Equity	39
	Consolidated Statements of Cash Flows	40
	Notes to Consolidated Financial Statements	41
	Report of Independent Registered Public Accounting Firm	79

2.	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

3.	Exhibits.

	See Index of Exhibits on page 83.

Page -81-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 13, 2013	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

March 13, 2013	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President and Chief Financial
Officer

March 13, 2013	/s/ Sarah K. Quinn
Sarah K. Quinn
Vice President, Controller and Principal
Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2013	/s/ Marcia Z. Hefter	,Director
Marcia Z. Hefter

March 13, 2013	/s/ Dennis A. Suskind	,Director
Dennis A. Suskind

March 13, 2013	/s/ Kevin M. O’Connor	,Director
Kevin M. O’Connor

March 13, 2013	/s/ Emanuel Arturi	,Director
Emanuel Arturi

March 13, 2013	/s/ Antonia M. Donohue	,Director
Antonia M. Donohue

March 13, 2013	/s/ Charles I. Massoud	,Director
Charles I. Massoud

March 13, 2013	/s/ Albert E. McCoy Jr.	,Director
Albert E. McCoy Jr.

March 13, 2013	/s/ Howard H. Nolan	,Director
Howard H. Nolan

March 13, 2013	/s/ Rudolph J. Santoro	,Director
Rudolph J. Santoro

March 13, 2013	/s/ Thomas J. Tobin	,Director
Thomas J. Tobin

Page -82-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

2.1

Agreement and Plan of Merger and among Bridge Bancorp, Inc., The Bridgehampton National Bank and Hamptons State Bank (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed February 10, 2011)

*

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Registrant’s amended Form 10, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10, File No. 0-18546, filed August 13, 1999)	*

3.1(ii)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 0-18546, filed November 18, 2008)	*

3.2	Revised By-laws of the Registrant (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed December 17, 2007)	*

10.1	Amended and Restated Employment Contract - Thomas J. Tobin (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.2	Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed June 27, 2012)	*

10.3	Employment Contract – Kevin M. O’Connor (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.5	Equity Incentive Plan (incorporated by reference to Registrant’s Form S-8, File No. 0-18546, filed August 14, 2006)	*

10.6	Supplemental Executive Retirement Plan (Revised for 409A) (incorporated by reference to Registrant’s Form 10-K, File No. 0-18546, filed March 14, 2008)	*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

101

The following financial statements from Bridge Bancorp, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2012, filed on March XX, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements. (1)

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

Page -83-