Form 10-Q
period 2013-03-31
BRIDGE BANCORP INC
filed 2013-05-09
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 8,973,568 shares of common stock outstanding as of May 1, 2013.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$18,404	$46,855
Interest earning deposits with banks	7,007	4,394
Total cash and cash equivalents	25,411	51,249

Securities available for sale, at fair value	455,464	529,070
Securities held to maturity (fair value of $199,107 and $213,702, respectively)	196,314	210,735
Total securities	651,778	739,805

Securities, restricted	3,037	2,978

Loans held for investments	862,096	798,446
Allowance for loan losses	(14,924)	(14,439)
Loans, net	847,172	784,007

Premises and equipment, net	27,154	26,001
Accrued interest receivable	5,567	5,436
Goodwill	2,034	2,034
Core deposit intangible	233	249
Other real estate owned	250	250
Other assets	14,001	12,704
Total Assets	$1,576,637	$1,624,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$410,601	$529,205
Savings, NOW and money market deposits	804,423	722,869
Certificates of deposit of $100,000 or more	120,801	118,724
Other time deposits	38,376	38,524
Total deposits	1,374,201	1,409,322

Federal funds purchased and Federal Home Loan Bank overnight borrowings	29,000	44,500
Federal Home Loan Bank term advances	15,000	15,000
Repurchase agreements	12,821	12,390
Junior subordinated debentures	16,002	16,002
Accrued interest payable	158	147
Other liabilities and accrued expenses	8,041	8,680
Total Liabilities	1,455,223	1,506,041

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 8,975,984 and 8,923,010 shares issued, respectively; 8,973,788 and 8,907,890 shares outstanding, respectively	90	89
Surplus	64,126	64,208
Retained earnings	58,215	55,102
Less: Treasury Stock at cost, 2,196 and 15,120 shares, respectively	(48)	(309)
	122,383	119,090
Accumulated other comprehensive income (loss):
Net unrealized gain on securities, net of deferred income taxes of ($1,403) and ($1,803), respectively	2,131	2,738
Pension liability, net of deferred income taxes of $2,011 and $2,036, respectively	(3,011)	(3,050)
Net unrealized loss on cash flow hedge, net of deferred income taxes of $59 and $70, respectively	(89)	(106)
Total Stockholders’ Equity	121,414	118,672
Total Liabilities and Stockholders’ Equity	$1,576,637	$1,624,713

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	For the
	Three Months Ended
	March 31,
	2013	2012
Interest income:
Loans (including fee income)	$10,668	$9,522
Mortgage-backed securities, CMOs and other asset-backed securities	1,443	2,019
U.S. GSE securities	791	772
State and municipal obligations	680	783
Corporate Bonds	101	160
Deposits with banks	5	24
Other interest and dividend income	43	18
Total interest income	13,731	13,298

Interest expense:
Savings, NOW and money market deposits	884	946
Certificates of deposit of $100,000 or more	329	386
Other time deposits	85	114
Federal funds purchased and repurchase agreements	124	111
Federal home loan bank advances	40	—
Junior subordinated debentures	341	341
Total interest expense	1,803	1,898

Net interest income	11,928	11,400
Provision for loan losses	550	825
Net interest income after provision for loan losses	11,378	10,575

Non interest income:
Service charges on deposit accounts	801	809
Fees for other customer services	653	605
Net securities gains	338	272
Title fee income	286	223
Other operating income	26	44
Total non interest income	2,104	1,953

Non interest expense:
Salaries and employee benefits	5,394	5,111
Occupancy and equipment	1,191	986
Technology and communications	542	502
Marketing and advertising	348	259
Professional services	309	272
FDIC assessments	216	172
Amortization of core deposit intangible	16	18
Cost of extinguishment of debt	—	158
Other operating expenses	892	743
Total non interest expense	8,908	8,221

Income before income taxes	4,574	4,307
Income tax expense	1,461	1,368
Net income	$3,113	$2,939
Basic earnings per share	$0.35	$0.35
Diluted earnings per share	$0.35	$0.35

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the
	Three Months Ended
	March 31,
	2013	2012
Net Income	$3,113	$2,939
Other comprehensive (loss) income:
Change in unrealized net gains on securities available for sale, net of reclassification and deferred tax effects	(607)	(426)
Adjustment to pension liability, net of deferred income taxes	39	44
Unrealized loss on cash flow hedge, net of deferred income taxes	17	—
Total other comprehensive loss	(551)	(382)
Comprehensive income	$2,562	$2,557

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	$89	$64,208	$55,102	$(309)	$(418)	$118,672
Net income			3,113			3,113
Stock awards granted and distributed	1	(411)		410		—
Vesting of stock awards				(149)		(149)
Tax effect of stock plans		(9)				(9)
Share based compensation expense		338				338
Other comprehensive loss, net of deferred income taxes					(551)	(551)
Balance at March 31, 2013	$90	$64,126	$58,215	$(48)	$(969)	$121,414

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	$84	$52,962	$52,228	$(715)	$2,428	$106,987
Net income			2,939			2,939
Shares issued under the dividend reinvestment plan (“DRP”)	1	2,087				2,088
Stock awards granted and distributed		(562)		562		—
Stock awards forfeited		4		(4)		—
Vesting of stock awards				(88)		(88)
Tax effect of stock plans		(10)				(10)
Share based compensation expense		366				366
Cash dividend declared, $0.23 per share			(1,923)			(1,923)
Other comprehensive loss, net of deferred income taxes					(382)	(382)
Balance at March 31, 2012	$85	$54,847	$53,244	$(245)	$2,046	$109,977

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the
	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net Income	$3,113	$2,939
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	550	825
Depreciation and amortization	417	435
Net amortization on securities	1,512	958
Amortization of core deposit intangible	16	18
Share based compensation expense	338	366
Net securities gains	(338)	(272)
Increase in accrued interest receivable	(131)	(830)
(Increase) decrease in other assets	(1,268)	42
(Decrease) increase in accrued expenses and other liabilities	(202)	382
Net cash provided by operating activities	4,007	4,863

Cash flows from investing activities:
Purchases of securities available for sale	(26,033)	(133,659)
Purchases of securities, restricted	(59)	(360)
Purchases of securities held to maturity	—	(17,168)
Proceeds from sales of securities available for sale	46,553	3,344
Maturities, calls and principal payments of securities available for sale	51,395	63,660
Maturities, calls and principal payments of securities held to maturity	13,932	8,605
Net increase in loans	(63,715)	(29,087)
Purchase of premises and equipment	(1,570)	(692)
Net cash provided by (used in) investing activities	20,503	(105,357)

Cash flows from financing activities:
Net (decrease) increase in deposits	(35,121)	14,297
Net (decrease) increase in federal funds purchased and FHLB overnight borrowings	(15,500)	36,000
Net increase (decrease) in repurchase agreements	431	(5,359)
Net proceeds from issuance of common stock	—	2,088
Repurchase of surrendered stock from vesting of restricted stock awards	(149)	(88)
Excess tax expense from share based compensation	(9)	(10)
Cash dividends paid	—	(1,923)
Net cash (used in) provided by financing activities	(50,348)	45,005

Net decrease in cash and cash equivalents	(25,838)	(55,489)
Cash and cash equivalents at beginning of period	51,249	79,546
Cash and cash equivalents at end of period	$25,411	$24,057

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$1,792	$1,962
Income tax	$190	$90

Noncash investing and financing activities:
Securities which settled in the subsequent period	$—	$894

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The computation of EPS for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended,
	March 31,
(In thousands, except per share data)	2013	2012
Net Income	$3,113	$2,939
Less: Dividends paid on and earnings allocated to participating securities	(80)	(77)
Income attributable to common stock	$3,033	$2,862

Weighted average common shares outstanding, including participating securities	8,978	8,447
Less: weighted average participating securities	(231)	(224)
Weighted average common shares outstanding	8,747	8,223
Basic earnings per common share	$0.35	$0.35

Income attributable to common stock	$3,033	$2,862

Weighted average common shares outstanding	8,747	8,223
Weighted average common equivalent shares outstanding	—	1
Weighted average common and equivalent shares outstanding	8,747	8,224
Diluted earnings per common share	$0.35	$0.35

There were 49,362 and 52,123 options outstanding at March 31, 2013 and March 31, 2012, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at March 31, 2013, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

No new grants of stock options were awarded and no compensation expense was attributable to stock options for the three months ended March 31, 2013 and March 31, 2012 because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  No stock options were exercised during the first three months of 2013 and 2012. The intrinsic value of options outstanding and exercisable at March 31, 2013 and March 31, 2012 was $0 and $12,000, respectively.

A summary of the status of the Company’s stock options as of and for the three months ended March 31, 2013 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, December 31, 2012	49,962	$25.32
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(600)	$15.47
Outstanding, March 31, 2013	49,362	$25.44	3.23 years	—
Vested and Exercisable, March 31, 2013	49,362	$25.44	3.23 years	—

	Number of	Exercise
Range of Exercise Prices	Options	Price
	4,572	$24.00
	39,659	$25.25
	3,000	$26.55
	2,131	$30.60
	49,362

During the three months ended March 31, 2013 restricted stock awards of 72,940 shares were granted. Of the 72,940 shares granted, 51,175 shares vest over seven years with a third vesting after years five, six and seven, 12,652 shares vest over five years with a third vesting after years three, four and five and the remaining 9,113 shares vest ratably over approximately five years. During the three months ended March 31, 2012 restricted stock awards of 21,993 shares were granted. These awards vest over approximately five years with a third vesting after years three, four and five. Compensation expense attributable to restricted stock awards was $299,000 and $327,000 for the three months ended March 31, 2013 and 2012, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the three months ended March 31, 2013 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2012	177,927	$21.38
Granted	72,940	$20.78
Vested	(31,399)	$21.66
Forfeited	—	—
Unvested, March 31, 2013	219,468	$21.14

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $39,000 and $39,000 for the three months ended March 31, 2013 and 2012, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$136,604	$168	$(381)	$136,391
State and municipal obligations	49,212	901	(20)	50,093
U.S. GSE residential mortgage-backed securities	22,561	1,023	(7)	23,577
U.S. GSE residential collateralized mortgage obligations	215,179	2,351	(593)	216,937
U.S. GSE commercial mortgage-backed securities	3,118	—	(7)	3,111
U.S. GSE commercial collateralized mortgage obligations	5,128	214	—	5,342
Non Agency commercial mortgage-backed securities	4,490	—	(132)	4,358
Other Asset backed securities	15,638	103	(86)	15,655
Total available for sale	451,930	4,760	(1,226)	455,464

Held to maturity:
State and municipal obligations	96,143	2,085	(11)	98,217
U.S. GSE residential mortgage-backed securities	9,055	—	(33)	9,022
U.S. GSE residential collateralized mortgage obligations	53,028	691	(469)	53,250
U.S. GSE commercial mortgage-backed securities	10,275	273	—	10,548
U.S. GSE commercial collateralized mortgage obligations	4,976	268	—	5,244
Corporate Bonds	22,837	205	(216)	22,826
Total held to maturity	196,314	3,522	(729)	199,107
Total securities	$648,244	$8,282	$(1,955)	$654,571

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$178,421	$377	$(346)	$178,452
State and municipal obligations	58,867	1,132	(36)	59,963
U.S. GSE residential mortgage-backed securities	19,462	1,135	—	20,597
U.S. GSE residential collateralized mortgage obligations	224,226	2,762	(542)	226,446
U.S. GSE commercial mortgage-backed securities	3,132	6	—	3,138
U.S. GSE commercial collateralized mortgage obligations	9,079	278	—	9,357
Non Agency commercial mortgage-backed securities	4,754	235	—	4,989
Other Asset backed securities	26,588	65	(525)	26,128
Total available for sale	524,529	5,990	(1,449)	529,070

Held to maturity:
U.S. GSE securities	4,992	24	—	5,016
State and municipal obligations	98,752	2,241	(31)	100,962
U.S. GSE residential mortgage-backed securities	9,483	26	—	9,509
U.S. GSE residential collateralized mortgage obligations	59,388	704	(404)	59,688
U.S. GSE commercial mortgage-backed securities	10,324	350	—	10,674
U.S. GSE commercial collateralized mortgage obligations	4,975	254	—	5,229
Corporate Bonds	22,821	134	(331)	22,624
Total held to maturity	210,735	3,733	(766)	213,702
Total securities	$735,264	$9,723	$(2,215)	$742,772

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at March 31, 2013. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$11,391	$11,412
One to five years	36,845	37,744
Five to ten years	153,264	153,603
Beyond ten years	250,430	252,705
Total	$451,930	$455,464

Held to maturity:
Within one year	$47,991	$48,012
One to five years	47,841	48,216
Five to ten years	19,075	19,994
Beyond ten years	81,407	82,885
Total	$196,314	$199,107

Securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
March 31, 2013		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$85,313	$381	$—	$—
State and municipal obligations	8,717	15	1,817	5
U.S. GSE residential mortgage-backed securities	3,259	7	—	—
U.S. GSE residential collateralized mortgage obligations	67,922	514	5,190	79
U.S. GSE commercial mortgage-backed securities	3,111	7	—	—
Non Agency commercial mortgage-backed securities	4,358	132	—	—
Other Asset backed securities	2,910	86	—	—
Total available for sale	175,590	1,142	7,007	84

Held to maturity:
State and municipal obligations	17,239	11	—	—
U.S. GSE residential mortgage-backed securities	9,022	33	—	—
U.S. GSE residential collateralized mortgage obligations	33,718	469	—	—
Corporate Bonds	—	—	10,784	216
Total held to maturity	$59,979	$513	$10,784	$216

	Less than 12 months		Greater than 12 months
December 31, 2012		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$79,692	$346	$—	$—
State and municipal obligations	13,878	36	226	—
U.S. GSE residential mortgage-backed securities	90	—	—	—
U.S. GSE residential collateralized mortgage obligations	65,961	542	—	—
Other Asset backed securities	18,109	525	—	—
Total available for sale	177,730	1,449	226	—

Held to maturity:
State and municipal obligations	28,939	31	—	—
U.S. GSE residential collateralized mortgage obligations	41,563	404	—	—
Corporate Bonds	—	—	17,669	331
Total held to maturity	$70,502	$435	$17,669	$331

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

At March 31, 2013, the majority of unrealized losses on both the available for sale and held to maturity securities are related to the Company’s U.S. GSE residential collateralized mortgage obligations.  The decrease in fair value of the U.S. GSE residential collateralized mortgage obligations is attributable to changes in interest rates and not credit quality.  The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Proceeds from sales of securities available for sale were $46.6 million and $3.3 million for the three months ended March 31, 2013 and 2012, respectively. Net gains of $0.3 million were realized on these sales during the three months ended March 31, 2013 and 2012, respectively. Proceeds from calls of securities were $31.7 million and $42.3 million for the three months ended March 31, 2013 and 2012, respectively.

Securities having a fair value of approximately $332.9 million and $333.0 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the three months ended March 31, 2013 or the year ended December 31, 2012.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $3.0 million in FHLB, ACBB and FRB stock at March 31, 2013 and December 31, 2012.  These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at March 31, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$136,391		$136,391
State and municipal obligations	50,093		50,093
U.S. GSE residential mortgage-backed securities	23,577		23,577
U.S. GSE residential collateralized mortgage obligations	216,937		216,937
U.S. GSE commercial mortgage-backed securities	3,111		3,111
U.S. GSE commercial collateralized mortgage obligations	5,342		5,342
Non Agency commercial mortgage-backed securities	4,358		4,358
Other Asset backed securities	15,655		15,655
Total available for sale	$455,464		$455,464

Financial Liabilities:
Derivatives	$(148)		$(148)

		Fair Value Measurements at December 31, 2012 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$178,452		$178,452
State and municipal obligations	59,963		59,963
U.S. GSE residential mortgage-backed securities	20,597		20,597
U.S. GSE residential collateralized mortgage obligations	226,446		226,446
U.S. GSE commercial mortgage-backed securities	3,138		3,138
U.S. GSE commercial collateralized mortgage obligations	9,357		9,357
Non Agency commercial mortgage-backed securities	4,989		4,989
Other Asset backed securities	26,128		26,128
Total available for sale	$529,070		$529,070

Financial Liabilities:
Derivatives	$(176)		$(176)

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2013 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$734			$734

Fair Value Measurements at December 31, 2012 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$178			$178

Impaired loans with allocated allowance for loan losses at March 31, 2013, had a carrying amount of $0.7 million, which is made up of the outstanding balance of $1.0 million, net of a valuation allowance of $0.3 million. No additional provision for loan losses was necessary as of March 31, 2013. Impaired loans with allocated allowance for loan losses at December 31, 2012, had a carrying amount of $0.2 million, which is made up of the outstanding balance of $0.5 million, net of a valuation allowance of $0.3 million. This resulted in an additional provision for loan losses of $0.3 million that is included in the amount reported on the income statement.

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

Impaired Loans: For impaired loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. Such adjustments are generally capped at 15% of appraised value and typically result in a Level 3 classification of the inputs for determining fair value. These adjustments as of March 31, 2013 and December 31, 2012 were not material to the financial statements. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of March 31, 2013 and December 31, 2012.

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

The estimated fair values and recorded carrying amounts of the Bank’s financial instruments at March 31, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at March 31, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$18,404	$18,404	$—	$—	$18,404
Interest bearing deposits with banks	7,007	—	7,007	—	7,007
Securities available for sale	455,464	—	455,464	—	455,464
Securities restricted	3,037	n/a	n/a	n/a	n/a
Securities held to maturity	196,314	—	199,107	—	199,107
Loans, net	847,172	—	—	866,577	866,577
Accrued interest receivable	5,567	—	2,700	2,867	5,567

Financial liabilities:
Certificates of deposit	159,177	—	160,564	—	160,564
Demand and other deposits	1,215,024	1,215,024	—	—	1,215,024
Federal funds purchased and Federal Home Loan Bank overnight borrowings	29,000	29,000	—	—	29,000
Federal Home Loan Bank term advances	15,000	—	15,155	—	15,155
Repurchase agreements	12,821	—	13,419	—	13,419
Junior Subordinated Debentures	16,002	—	—	16,732	16,732
Derivatives	148	—	148	—	148
Accrued interest payable	158	20	138	—	158

		Fair Value Measurements at December 31, 2012 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$46,855	$46,855	$—	$—	$46,855
Interest bearing deposits with banks	4,394	—	4,394	—	4,394
Securities available for sale	529,070	—	529,070	—	529,070
Securities restricted	2,978	n/a	n/a	n/a	n/a
Securities held to maturity	210,735	—	213,702	—	213,702
Loans, net	784,007	—	—	807,597	807,597
Accrued interest receivable	5,436	—	2,945	2,491	5,436

Financial liabilities:
Certificates of deposit	157,248	—	158,764	—	158,764
Demand and other deposits	1,252,074	1,252,074	—	—	1,252,074
Federal funds purchased and Federal Home Loan Bank overnight borrowings	44,500	44,500	—	—	44,500
Federal Home Loan Bank term advances	15,000	—	14,824	—	14,824
Repurchase agreements	12,390	—	13,064	—	13,064
Junior Subordinated Debentures	16,002	—	—	17,101	17,101
Derivatives	176	—	176	—	176
Accrued interest payable	147	1	146	—	147

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	March 31, 2013	December 31, 2012

Commercial real estate mortgage loans	$362,886	$332,782
Multi-family mortgage loans	79,818	66,080
Residential real estate mortgage loans	146,346	143,703
Commercial, financial, and agricultural loans	209,681	197,448
Real estate-construction and land loans	53,242	48,632
Installment/consumer loans	9,042	9,167
Total loans	861,015	797,812
Net deferred loan costs and fees	1,081	634
	862,096	798,446
Allowance for loan losses	(14,924)	(14,439)
Net loans	$847,172	$784,007

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

Commercial Real Estate Mortgages

Loans in this classification include income producing investment properties and owner occupied real estate used for business purposes. The underlying properties are generally located in our primary market area. The cash flows of the income producing investment properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, can have an effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $0.25 million in this category. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending can have an adverse effect on credit quality.

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

Residential Real Estate Mortgages and Home Equity Loans

Loans in these classifications are made to and secured by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this loan class. The Bank generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant subprime loans.

Commercial, Industrial and Agricultural Loans

Loans in this classification are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending can have an effect on the credit quality in this loan class.

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

Installment and Consumer Loans

Loans in this classification may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan such as automobiles. Therefore, the overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this loan class.

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

The following table represents loans by class categorized by internally assigned risk grades as of March 31, 2013 and December 31, 2012:

	Grades:
March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$143,616	$11,181	$10,652	$—	$165,449
Non-owner occupied	185,064	7,479	4,894	—	197,437
Multi-Family	79,818	—	—	—	79,818
Residential real estate:
Residential mortgage	75,518	—	2,833	717	79,068
Home equity	64,760	986	1,414	118	67,278
Commercial:
Secured	83,992	1,771	4,452	—	90,215
Unsecured	116,230	1,564	1,577	95	119,466
Real estate construction and land loans	49,820	—	3,422	—	53,242
Installment/consumer loans	8,890	45	107	—	9,042
Total loans	$807,708	$23,026	$29,351	$930	$861,015

	Grades:
December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$138,675	$11,285	$11,039	$—	$160,999
Non-owner occupied	159,967	7,523	4,293	—	171,783
Multi-Family	66,080	—	—	—	66,080
Residential real estate:
Residential mortgage	72,157	—	2,846	717	75,720
Home equity	65,956	745	1,282	—	67,983
Commercial:
Secured	81,661	1,447	5,605	—	88,713
Unsecured	105,454	1,948	1,234	99	108,735
Real estate construction and land loans	45,178	—	3,454	—	48,632
Installment/consumer loans	9,058	—	109	—	9,167
Total loans	$744,186	$22,948	$29,862	$816	$797,812

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loans, as defined by ASC 310-10:

Aging Analysis of Past Due Loans

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$—	$513	$476	$989	$164,460	$165,449
Non-owner occupied	—	—	—	—	—	197,437	197,437
Multi-Family	—	—	—	—	—	79,818	79,818
Residential real estate:
Residential mortgages	440	—	—	1,358	1,798	77,270	79,068
Home equity	124	554	—	906	1,584	65,694	67,278
Commercial:
Secured	245	—	—	91	336	89,879	90,215
Unsecured	12	—	—	376	388	119,078	119,466
Real estate construction and land loans	—	—	—	—	—	53,242	53,242
Installment/consumer loans	—	50	—	—	50	8,992	9,042
Total loans	$821	$604	$513	$3,207	$5,145	$855,870	$861,015

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$1,265	$491	$492	$2,248	$158,751	$160,999
Non-owner occupied	—	—	—	—	—	171,783	171,783
Multi-Family	—	—	—	—	—	66,080	66,080
Residential real estate:
Residential mortgages	—	158	—	1,203	1,361	74,360	75,721
Home equity	965	—	—	1,010	1,975	66,007	67,982
Commercial:
Secured	—	—	—	136	136	88,577	88,713
Unsecured	22	—	—	426	448	108,287	108,735
Real estate construction and land loans	—	—	—	22	22	48,610	48,632
Installment/consumer loans	—	—	—	—	—	9,167	9,167
Total loans	$987	$1,423	$491	$3,289	$6,190	$791,622	$797,812

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

Impaired Loans

As of March 31, 2013 and December 31, 2012, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.8 million and $8.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following table represents impaired loans by class at March 31, 2013 and December 31, 2012:

March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,843	$3,925	$—
Non-owner occupied	916	916	—
Residential real estate:
Residential mortgages	1,692	2,307	—
Home equity	823	1,292	—
Commercial:
Secured	461	469	—
Total with no related allowance recorded	$7,735	$8,909	$—

With an allowance recorded:
Commercial real estate - Non-owner occupied	$620	$620	$5
Residential real estate - Home equity	83	89	83
Commercial - Unsecured	353	389	235
Total with an allowance recorded:	$1,056	$1,098	$323

Total:
Commercial real estate:
Owner occupied	$3,843	$3,925	$—
Non-owner occupied	1,536	1,536	5
Residential real estate:
Residential mortgages	1,692	2,307	—
Home equity	906	1,381	83
Commercial:
Secured	461	469	—
Unsecured	353	389	235
Total	$8,791	$10,007	$323

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,860	$3,931	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,539	2,151	—
Home equity	736	1,094	—
Commercial:
Secured	515	520	—
Unsecured	95	97	—
Total with no related allowance recorded	$7,661	$8,709	$—

With an allowance recorded:
Residential real estate - Home equity	$274	$287	$141
Commercial - Unsecured	273	302	228
Total with an allowance recorded:	$547	$589	$369

Total:
Commercial real estate:
Owner occupied	$3,860	$3,931	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,539	2,151	—
Home equity	1,010	1,381	141
Commercial:
Secured	515	520	—
Unsecured	368	399	228
Total	$8,208	$9,298	$369

The following table represents the average recorded investment and interest income recognized for impaired loans by class for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)	2013		2012
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,846	$29	$4,307	$41
Non-owner occupied	916	15	916	15
Multi-family	—	—	—	—
Residential real estate:
Residential mortgages	1,641	6	1,541	—
Home equity	891	—	150	—
Commercial:
Secured	477	7	372	4
Unsecured	65	1	—	—
Real estate construction and land loans	—	—	250	—
Total with no related allowance recorded	$7,836	$58	$7,536	$60

With an allowance recorded:
Commercial real estate - Non-owner occupied	$207	$3	$—	$—
Residential real estate - Home equity	84	—	891	—
Commercial - Unsecured	358	—	370	—
Total with an allowance recorded:	$649	$3	$1,261	$—

Total:
Commercial real estate:
Owner occupied	$3,846	$29	$4,307	$41
Non-owner occupied	1,123	18	916	15
Residential real estate:
Residential mortgages	1,641	6	1,541	—
Home equity	975	—	1,041	—
Commercial:
Secured	477	7	372	4
Unsecured	423	1	370	—
Real estate construction and land loans	—	—	250	—
Installment/consumer loans	—	—	—	—
Total	$8,485	$61	$8,797	$60

The Bank had $0.3 million foreclosed real estate at March 31, 2013 and December 31, 2012, respectively.

Troubled Debt Restructurings

The terms of certain loans were modified and are considered TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The modification of these loans involved a loan to borrowers who were experiencing financial difficulties.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2013:

	For the Three Months Ended
	March 31, 2013
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Non-owner occupied	1	$620	$620
Commercial:
Unsecured	1	33	33
Total loans	2	$653	$653

At March 31, 2013, there were no loans modified as TDRs for which there was a payment default within twelve months following the modification.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of March 31, 2013 and December 31, 2012, the Company had $1.0 million, respectively of nonaccrual TDR loans. As of March 31, 2013, two borrowers with loans totaling $0.3 million are complying with the modified terms of the loans and are currently making payments. The remaining borrower with loans totaling $0.7 million is currently in default and foreclosure proceedings have been initiated.  In addition, there were no charge-offs related to TDRs during the first quarter 2013. Total nonaccrual TDR loans are secured with collateral that has an appraised value of $2.7 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has nine borrowers with performing TDR loans of $5.7 million at March 31, 2013 that are current and secured with collateral that has an appraised value of approximately $12.9 million as well as personal guarantees.  At December 31, 2012, the Company had six borrowers with performing TDR loans of $5.0 million that were current and secured with collateral that had an appraised value of approximately $12.3 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the quarter ending March 31, 2013 that did not meet the definition of a TDR. These loans have a total recorded investment as of March 31, 2013 of $9.1 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties or did not involve a concession to the borrower.

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2013, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of March 31, 2013 and December 31, 2012. Additionally, the following tables represent the changes in the allowance for loan losses for the three month period ended March 31, 2013 and 2012, and the twelve month period ended December 31, 2012, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

March 31, 2013	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439
Charge-offs	—	—	(101)	—	(22)	—	(123)
Recoveries	—	—	2	55	—	1	58
Provision	198	197	(31)	(17)	245	(42)	550
Ending Balance	$4,643	$1,436	$2,673	$4,387	$1,598	$187	$14,924

Ending balance: individually evaluated for impairment	$5	$—	$83	$235	$—	$—	$323

Ending balance: collectively evaluated for impairment	$4,638	$1,436	$2,590	$4,152	$1,598	$187	$14,601

Loans	$362,886	$79,818	$146,346	$209,681	$53,242	$9,042	$861,015

Ending balance: individually evaluated for impairment	$5,379	$—	$2,598	$814	$—	$—	$8,791

Ending balance: collectively evaluated for impairment	$356,762	$79,818	$143,748	$208,646	$52,930	$9,042	$850,946

Ending balance: loans acquired with deteriorated credit quality	$745	$—	$—	$221	$312	$—	$1,278

December 31, 2012	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837
Charge-offs	—	—	(1,210)	(285)	—	(15)	(1,510)
Recoveries	—	—	7	83	—	22	112
Provision	915	844	1,726	1,656	(90)	(51)	5,000
Ending Balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439

Ending balance: individually evaluated for impairment	$—	$—	$141	$228	$—	$—	$369

Ending balance: collectively evaluated for impairment	$4,445	$1,239	$2,662	$4,121	$1,375	$228	$14,070

Loans	$332,782	$66,080	$143,703	$197,448	$48,632	$9,167	$797,812

Ending balance: individually evaluated for impairment	$4,776	$—	$2,549	$883	$—	$—	$8,208

Ending balance: collectively evaluated for impairment	$327,282	$66,080	$141,154	$196,350	$48,331	$9,167	$788,364

Ending balance: loans acquired with deteriorated credit quality	$724	$—	$—	$215	$301	$—	$1,240

	For the Three Months Ended March 31, 2012
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837
Charge-offs	—	—	(300)	(75)	—	(5)	(380)
Recoveries	—	—	6	96	—	19	121
Provision	(108)	355	302	265	(30)	(46)	738
Ending Balance	$3,422	$750	$2,288	$3,181	$1,435	$240	$11,316

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

There were $2.0 million of contributions made to the pension plan during the three months ended March 31, 2013. There were no contributions to the SERP during the three months ended March 31, 2013. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $30,000 during the three months ended March 31, 2013.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended March 31,
	Pension Benefits		SERP Benefits
(In thousands)	2013	2012	2013	2012
Service cost	$230	$282	$36	$30
Interest cost	139	126	19	13
Expected return on plan assets	(341)	(247)	—	—
Amortization of net loss	72	62	4	—
Amortization of unrecognized prior service cost	(19)	2	—	—
Amortization of unrecognized transition asset obligation	—	—	7	7
Net periodic benefit cost	$81	$225	$66	$50

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At March 31, 2013, December 31, 2012 and March 31, 2012, securities sold under agreements to repurchase totaled $12.8 million, $12.4 million, and $11.5 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $15.9 million, $17.1 million and $18.8 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $2.8 million maturing during the second quarter of 2013, and $10.0 million maturing during the first quarter of 2015.  At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the three months ended		For the year ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	December 31, 2012
Average daily balance	$12,817	$13,857	$13,016
Average interest rate	2.91%	3.19%	3.01%
Maximum month-end balance	$12,903	$16,715	$16,722
Weighted average interest rate	2.87%	3.16%	2.99%

10. FEDERAL HOME LOAN BANK ADVANCES

As of March 31, 2013, there was one term advance outstanding from the Federal Home Loan Bank for $15.0 million with a fixed interest rate of 0.41% that will mature during the second quarter of 2013.  As of December 31, 2012, there was one term advance outstanding from the Federal Home Loan Bank for $15.0 million with a fixed interest rate of 0.39% that matured during the first quarter of 2013. The borrowings were collateralized by a blanket lien on residential and commercial mortgages. There were no term advances from the Federal Home Loan Bank outstanding as of March 31, 2012. There were no overnight borrowings outstanding from the Federal Home Loan Bank as of March 31, 2013, December 31, 2012 or March 31, 2012.

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

An interest rate swap with a notional amount totaling $15.0 million was entered into on June 28, 2012 and was designated as a cash flow hedge of certain Federal Home Loan Bank advances. The swap was determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings if the hedge transaction becomes probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap.

The following table presents summary information about the interest rate swap designated as a cash flow hedge as of March 31, 2013 and December 31, 2012. The Company did not have an interest rate swap agreement as of March 31, 2012.

	For the three months ended	For the year ended
(Dollars in thousands)	March 31, 2013	December 31, 2012
Notional amounts	$15,000	$15,000
Weighted average pay rates	0.99%	0.99%
Weighted average receive rates	0.28%	0.31%
Weighted average maturity	4.24 years	4.49 years
Unrealized gains (losses)	$(148)	$(176)

Interest expense recorded on this swap transaction totaled $25,000 for the three months ended March 31, 2013 and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses) recorded, net of tax, in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2013.

	2013
(In thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other non interest income (Ineffective Portion)

Interest rate contracts	$(89)	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheet:

	March 31, 2013		December 31, 2012
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Included in other liabilities:
Interest rate swap related to FHLB Advance	$15,000	$(148)	$15,000	$(176)

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended
(In thousands)	March 31, 2013	March 31, 2012
Unrealized holding losses on available for sale securities	$(669)	$(434)
Reclassification adjustment for gains realized in income	(338)	(272)
Income tax effect	400	280
Net change in unrealized (loss) gain on available for sale securities	(607)	(426)

Change in post-retirement obligation	64	73
Income tax effect	(25)	(29)
Net change in post-retirement obligation	39	44

Change in fair value of derivatives used for cash flow hedges	28	—
Reclassification adjustment for gains realized in income	—	—
Income tax effect	(11)	—
Net change in unrealized loss on cash flow hedge	17	—

Total	$(551)	$(382)

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

(In thousands)	Balance as of December 31, 2012	Current Period Change	Balance as of March 31, 2013
Unrealized gains on available for sale securities	$2,738	$(607)	$2,131
Unrealized losses on pension benefits	(3,050)	39	(3,011)
Unrealized losses on cash flow hedges	(106)	17	(89)
Total	$(418)	$(551)	$(969)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012:

			Affected Line Item
	Three Months Ended		in the Consolidated
(In thousands)	March 31, 2013	March 31, 2012	Statements of Income
Unrealized gains (losses) on available for sale securities:
Realized gain on sale of available for sale securities	$338	$272	Net securities gains
Income tax expense	(134)	(108)	Income tax expense
Net of tax	$204	$164

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit (cost)	$19	$(3)	Salaries and employee benefits
Transition obligation	(7)	(7)	Salaries and employee benefits
Actuarial losses	(76)	(63)	Salaries and employee benefits
	$(64)	$(73)
Income tax benefit	25	29	Income tax expense
Net of tax	$(39)	$(44)

Total reclassifications, net of tax	$165	$120

14.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2013-04, “Liabilities” (“ASU 2013-04”). The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing accounting guidance. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The Company does not anticipate the adoption of this ASU to have a material impact on the financials.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2013-02, “Other Comprehensive Income” (“ASU 2013-02”). The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. Adoption of ASU 2013-02 did not have a material impact on the Company and the relevant disclosures were included in this document.

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2013-01, “Balance Sheet” (“ASU 2013-01”). The objective of this Update is to clarify that the scope of ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, and would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with accounting guidance or are subject to a master netting arrangement or similar agreement. Adoption of ASU 2013-01 did not have a material impact on the Company.

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

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. Adoption of ASU 2012-04 did not have a material impact on the Company and the relevant disclosures were included in this document.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”).  Such forward-looking statements, in addition to historical information, involve risk and uncertainties, and are based on the beliefs, assumptions and expectations of management of the Company.  Words such as “expects,”  “believes,”  “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimated,” “assumes,” “likely,” and variation of such similar expressions are intended to identify such forward-looking statements.  Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the title abstract subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies.  For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and other factors discussed elsewhere in this report and factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, and in quarterly and other reports filed by the Company with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Principal Products and Services and Locations of Operations

The Bank operates twenty two branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For a century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family loans; (3) home equity loans; (4) construction loans; (5) residential mortgage loans; (6) secured and unsecured commercial and consumer loans; (7) FHLB, FNMA, GNMA and FHLMC and non agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing up to $50.0 million of FDIC insurance to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online and mobile banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Quarterly Highlights

•                  Net income of $3.1 million and $0.35 per diluted share for the first quarter 2013 compared to $2.9 million or $0.35 per diluted share for the first quarter of 2012.

•                  Returns on average assets and equity were 0.80% and 10.71%, respectively.

•                  Net interest income increased to $11.9 million for the first quarter of 2013 compared to $11.4 million in 2012.

•                  Net interest margin was 3.29% for the first quarter of 2013 compared to 3.70% for the 2012 period.

•                  Loans held for investments at March 31, 2013 of $862.1 million increased $63.7 million or 8.0% over December 31, 2012.

•                  Total assets of $1.58 billion at March 31, 2013, decreased $48.1 million or 3.0% compared to December 31, 2012.

•                  Deposits of $1.37 billion at March 31, 2013, decreased $35.1 million or 2.5% over December 31, 2012.

•                  Allowance for loan losses was 1.73% of total loans at March 31, 2013 compared to 1.81% at December 31, 2012.

•                  Tier 1 Capital increased $3.3 million or 2.5% to $136.2 million at March 31, 2013, compared to December 31, 2012.

•                  A cash dividend of $0.23 per share was declared in April 2013 for the first quarter.

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

Since April 2010 the Federal Reserve has maintained the federal funds target rate between 0 and 25 basis points due to a continued national depressed housing market, tight credit markets and as an effort to foster employment. These actions have resulted in a prolonged low interest rate environment reducing yields on interest earning assets and compressing the Company’s net interest margin. The FOMC anticipates maintaining federal funds target rate at least through mid-2015 in order to support economic and job growth.

Growth and service strategies have the potential to offset the compression on net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2008, the Bank has opened eight new branches, including the most recent branch opening in March 2013 in Rocky Point, New York. The recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. In May 2011, the Bank acquired HSB which increased the Bank’s presence in an existing market with a branch located in the Village of Southampton. After careful consideration, management decided to close its existing branch on County Road 39 in Southampton, New

York, effective in April 2013. Management has demonstrated its ability to successfully integrate the former HSB customers and achieve expected cost savings while continuing to execute its business strategy. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

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

While recent news on employment appears positive, issues still linger regarding the recovery’s strength and sustainability. Job creation remains a primary focus of the government, and the Federal Reserve Board’s (the “FRB”) recent announcements regarding continued quantitative easing is an attempt, through monetary policy, to increase economic activity and create jobs. Locally, the economy appears stronger than other parts of New York and the nation. The credit environment appears to be stabilizing and our Company and many of our customers avoided significant damage from the effects of Hurricane Sandy. However, the continued confidence of consumers and businesses remains critical to future economic activity.

The FRB’s activities have heightened the challenges for the banking industry. Lower rates, while beneficial for certain segments of the economy, pose issues for others. Customers who rely on their savings to provide income have been impacted, and industry wide banks are seeing the returns on their loans and investments decline. The eventuality of rising rates is one of the industry’s greatest challenges and threats, creating margin pressures and ultimately impacting credit, as businesses adjust and manage with potentially higher borrowing costs. These circumstances warrant proactive management to mitigate interest rate and credit risk and maintain overall profitability. During the twelve months ended December 31, 2012,and the three months ended March 31, 2013, the Company repositioned its balance sheet, as the continuing low rate environment presented opportunities to exit certain positions in the bond portfolio. A portion of the sales proceeds were used to repay borrowings with the balance available to fund future loan growth. Management believes this strategy was appropriate and prudent given current market indicators. Management is cautious managing the types of loans it originates and investment it makes, while remaining prepared to deal with the eventuality of higher rates. Additionally, although asset quality measures remain strong, management continues to prudently assess its reserves in light of continued weakness in the overall economy.

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

The key to delivering on the Company’s mission is combining its expanding branch network, improving technology, and experienced professionals with the critical element of local decision making. The successful expansion of the franchise’s geographic reach continues to deliver the desired results: increasing core deposits and loans, and generating higher levels of revenue and income.

Corporate objectives for 2013 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow its franchise and continued investments to generate core funding, quality loans and new sources of revenue, remain keys to continue creating long term shareholder value. Management remains committed to branch based banking and in March 2013, the Company opened a new branch in Rocky Point, New York. The Bank also received regulatory approval to open two additional branches in Shelter Island, New York and Bay Shore, New York. The Company expects to open the Shelter Island location during the first half of 2013 and the Bay Shore location in the second half of 2013. The Company began to pilot its new electronic banking platform in the first quarter of 2013. This will allow the Company to enhance the delivery of current technology, and more importantly, effectively deliver the next generation of products and services to its existing and new customer base. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2013, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended March 31, 2013 was $3.1 million and $0.35 per diluted share as compared to $2.9 million and $0.35 per diluted share for the same period in 2012.  The 5.9% increase in net income reflects growth in net interest income, non interest income and lower credit costs, partially offset by increased operating expenses. Changes for the three months ended March 31, 2013 compared to March 31, 2012 include: (i) a $0.5 million or 4.6% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $0.3 million or 33.3% decrease in the provision for loan losses; (iii) a $0.2 million or 7.7% increase in total non interest income as a result of increased net securities gains of $0.07 million, a $0.07 million or 28.3% increase in title fee income, and higher fees for other customer services of $0.05 million; and (iv) an $0.7 million or 8.4% increase in total non interest expense due to a $0.3 million increase in salaries and employee benefits related to increased staffing levels, an increase of $0.2 million of occupancy and equipment expense, an increase of $0.09 million in marketing and advertising, partially offset by a decrease in cost of extinguishment of debt of $0.2 million due to the prepayment of a $5 million repurchase agreement in February 2012. The effective income tax rate was 31.9% for the quarter ended March 31, 2013 compared to 31.8% for the same period last year.

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

	Three months ended March 31,
	2013			2012
(In thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest earning assets:
Loans, net (1)	$810,358	$10,668	5.34%	$617,718	$9,522	6.20%
Mortgage-backed securities, CMOs and other asset-backed securities	349,293	1,443	1.68	297,193	2,019	2.73
Taxable securities	205,503	1,009	1.99	186,533	1,029	2.22
Tax exempt securities (2)	138,519	931	2.73	140,285	1,081	3.10
Deposits with banks	8,271	5	0.25	36,759	24	0.26
Total interest earning assets	1,511,944	14,056	3.77	1,278,488	13,675	4.30
Non interest earning assets:
Cash and due from banks	23,284			21,032
Other assets	46,905			48,016
Total assets	$1,582,133			$1,347,536

Interest bearing liabilities:
Savings, NOW and money market deposits	$775,884	$884	0.46%	$719,364	$946	0.53%
Certificates of deposit of $100,000 or more	118,246	329	1.13	137,890	386	1.13
Other time deposits	39,259	85	0.88	42,119	114	1.09
Federal funds purchased and repurchase agreements	57,455	124	0.88	16,308	111	2.74
Federal Home Loan Bank term advances	15,000	40	1.08	—	—	—
Junior Subordinated Debentures	16,002	341	8.64	16,002	341	8.57
Total interest bearing liabilities	1,021,846	1,803	0.72	931,683	1,898	0.82
Non interest bearing liabilities:
Demand deposits	436,027			306,543
Other liabilities	6,393			6,661
Total liabilities	1,464,266			1,244,887
Stockholders’ equity	117,867			102,649
Total liabilities and stockholders’ equity	$1,582,133			$1,347,536

Net interest income/interest rate spread (3)		12,253	3.05%		11,777	3.48%

Net interest earning assets/net interest margin (4)	$490,098		3.29%	$346,805		3.70%

Ratio of interest earning assets to interest bearing liabilities			147.96%			137.22%

Less: Tax equivalent adjustment		(325)			(377)

Net interest income		$11,928			$11,400

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

	Three months ended March 31, 2013 Over 2012 Changes Due To
(In thousands)	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)	$8,147	$(7,001)	$1,146
Mortgage-backed securities, CMOs and other asset-backed securities	1,774	(2,350)	(576)
Taxable securities	415	(435)	(20)
Tax exempt securities (2)	(14)	(136)	(150)
Federal funds sold	—	—	—
Deposits with banks	(18)	(1)	(19)
Total interest earning assets	10,304	(9,923)	381

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	353	(415)	(62)
Certificates of deposit of $100,000 or more	(53)	(4)	(57)
Other time deposits	(8)	(21)	(29)
Federal funds purchased and repurchase agreements	488	(475)	13
Federal Home Loan Bank Advances	40	—	40
Junior subordinated debentures	—	—	—
Total interest bearing liabilities	820	(915)	(95)
Net interest income	$9,484	$(9,008)	$476

(1) Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended March 31, 2013 and March 31, 2012

Net interest income was $11.9 million for the three months ended March 31, 2013 compared to $11.4 million for the same period in 2012, an increase of $0.5 million or 4.6%. Net interest margin declined to 3.29% for the quarter ended March 31, 2013, compared to 3.70% for the quarter ended March 31, 2012 as a result of the historically low market interest rates on repricing assets and liabilities offsetting strong deposit growth and higher loan demand. The total average interest earning assets increased $233.4 million or 18.3%, yielding 3.77% and the overall funding cost was 0.50%, including demand deposits. The yield on interest earning assets decreased approximately 53 basis points which was partly offset by the cost of interest bearing liabilities, which decreased approximately 10 basis points during the first quarter of 2013 compared to 2012. The increase in average total deposits of $163.5 million funded lower yielding securities, which grew $69.3 million, and average net loans increased $192.6 million from the comparable 2012 quarter.

For the three months ended March 31 2013, average net loans grew by $192.6 million or 31.2% to $810.3 million as compared to $617.7 million for the same period in 2012, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, and multi-family mortgage loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended March 31, 2013, average total securities increased by $69.3 million or 11.1% to $693.3 million as compared to $624.0 million for the three months ended March 31, 2012. There were no federal funds sold for the three months ended

March 31, 2013 and 2012. The average interest earning cash decreased by $28.5 million to $8.3 million for the three months ended March 31, 2013 as compared to $36.8 million for the same period in 2012.

Average total interest bearing liabilities were $1.0 billion for the three months ended March 31, 2013 compared to $931.7 million for the same period in 2012.  The Bank grew deposits as a result of opening two new branches during 2012 as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates and the lower average balance of higher cost CDs, resulted in a decrease in the cost of interest bearing liabilities to 0.72% for the three months ended March 31, 2013 from 0.82% for the same period in 2012.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended March 31, 2013, average total deposits increased by $163.5 million or 13.6% to $1.4 billion from $1.2 billion from the same period in 2012.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $56.5 million or 7.9% to $775.9 million for the three months ended March 31, 2013 compared to $719.4 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $22.5 million or 12.5% to $157.5 million for 2013 as compared to $180.0 million for the same period last year.  Average balances in demand deposits increased $129.5 million or 42.2% to $436.0 million for 2013 as compared to $306.5 million for the same period last year. Average public fund deposits comprised 18.0% of total average deposits during the three months ended March 31, 2013 and 18.8% of total average deposits for the same period in 2012.  Average federal funds purchased and repurchase agreements increased $41.1 million or 252.3% to $57.4 million for the three months ended March 31, 2013 compared to $16.3 million for the same period in the prior year. For the three months ended March 31, 2013 there was an average balance of $15.0 million in FHLB term advances, compared to a zero balance for the same period last year.

Total interest income increased $0.4 million or 3.3% to $13.7 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the three months ended March 31, 2013 from $13.3 million for the same period in 2012.  Interest income on loans increased $1.1 million or 12.0% to $10.7 million for the three months ended March 31, 2013 from $9.5 million for the same period in 2012. The yield on average loans was 5.34% for 2013 as compared to 6.20% in 2012.

Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $0.7 million to $3.1 million for the three months ended March 31, 2013 compared to $3.8 million for the same period in 2012.  Interest income on securities included net amortization of premium of $1.5 million and a tax equivalent adjustment of $0.3 million in the 2013 compared to net amortization of premium of $1.0 million and tax equivalent adjustment of $0.4 million for the same period in 2012.  The tax adjusted average yield on total securities was 1.98% for 2013 as compared to 2.66% in 2012.

Interest expense was $1.8 million for the three months ended March 31, 2013 compared to $1.9 million for the same period last year.

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

Fiscal and monetary policy initiatives implemented to combat the recession, maybe showing signs towards slight economic improvement. The recovery has been tepid with a continuing overhang of foreclosed homes and a marked lack of job creation. During 2013, there was a positive change in the perception of the domestic economy with the U.S. stock markets increasing. The 10 year Treasury interest rates increased during the first quarter of 2013 as well. However, the budgetary problems that continue in Europe and other parts of the world have contributed to economic uncertainty. Locally, Suffolk county sales tax revenue has increased during the first quarter of 2013 signaling an improvement in the economy. Increased sales should benefit the Bank’s customers. Although the asset quality measures for the Bank remain strong, management continually assesses the allowance for loan losses in order to reasonably reserve against continued weakness in the overall economy.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio, net charge-offs, and macroeconomic factors, a provision for loan losses of $0.6 million was recorded during the three months ended March 31, 2013 compared to a provision for loan loss of $0.8 million that was recorded during the same period in 2012. Net charge-offs were $0.1 million for the quarter ended March 31, 2013 compared to $1.4 million for the year ended December 31, 2012 and $0.3 million for the quarter ended March 31, 2012. The ratio of allowance for loan losses to nonaccrual loans was 432%, 408% and 335%, at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The allowance for loan losses increased to $14.9 million at March 31, 2013 as compared to $14.4 million at December 31, 2012 and $11.3 million at March 31, 2012. As a percentage of total loans, the allowance was 1.73% at March 31, 2013 compared to 1.81% at December 31, 2012 and 1.76% at March 31, 2012. In accordance with current accounting guidance, the acquired HSB loans were recorded at fair value, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends in Suffolk County and eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub-prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

Loans of approximately $53.3 million or 6.2% of total loans at March 31, 2013 were categorized as classified loans compared to $53.6 million or 6.7% at December 31, 2012 and $56.9 million or 8.8% at March 31, 2012. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.

At March 31, 2013, approximately $34.2 million of classified loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $34.2 million of CRE loans, $33.2 million were current and $1.0 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees. At March 31, 2013, approximately $6.1 million of classified loans were residential real estate loans with $3.5 million current and $2.6 million past due. Commercial, financial, and agricultural loans represented $9.4 million of classified loans, of which $8.8 million was current and $0.6 million was past due. Approximately $3.4 million of classified loans represented real estate construction and land loans, which were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.1 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans. There were no multi-family loans that were categorized as classified loans as of March 31, 2013 or December 31, 2012.

CRE loans, including multi-family loans, represented $442.7 million or 51.4% of the total loan portfolio at March 31, 2013 compared to $398.9 million or 50.0% at December 31, 2012 and $326.8 million or 50.8% at March 31, 2012. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and stabilized in 2010. Since 2010, there appears to be an increase in residential and commercial real estate values but not back to the same levels as in 2007. The estimated decline in residential and commercial real estate values range from 10-15% from the 2007 levels, depending on the nature and location of the real estate.

As of March 31, 2013 and December 31, 2012, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.8 million and $8.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDR loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

Nonaccrual loans decreased $0.1 million to $3.2 million or 0.37% of total loans at March 31, 2013 from $3.3 million or 0.41% of total loans at December 31, 2012. Approximately $1.0 million of the nonaccrual loans at March 31, 2013 and December 31, 2012, respectively, were troubled debt restructured loans. As of March 31, 2013, two of the borrowers with loans totaling $0.3 million are complying with the modified terms of the loans and is currently making payments. The remaining borrower with loans totaling $0.7 million is currently in default and foreclosure proceedings have been initiated.  In addition, there were no charge-offs related to TDRs during the first quarter 2013. Total nonaccrual TDR loans are secured with collateral that has an appraised value of $2.7 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors. Approximately $1.0 million of the nonaccrual loans at December 31, 2012 represented troubled debt restructured loans where two of the borrowers were complying with the modified terms of the loans and were currently making payments and another borrower is currently in default and foreclosure proceedings have been initiated. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company had nine borrowers with performing TDR loans of $5.7 million at March 31, 2013 that are secured with collateral that has an appraised value of approximately $12.9 million. As of March 31, 2013, all loans are current and paying according to their terms.  At December 31, 2013, the Company had six borrowers with TDR loans of $5.0 million that were current and secured with collateral that had an appraised value of approximately $11.5 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors.

The Bank had $0.3 million foreclosed real estate at March 31, 2013 and December 31, 2012 and none for March 31, 2012, respectively.

The following table sets forth changes in the allowance for loan losses:

	For the Three Months Ended	For the Year Ended
(Dollars in thousands)	March 31, 2013	December 31, 2012
Allowance for loan losses balance at beginning of period	$14,439	$10,837

Charge-offs:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	101	1,210
Commercial, financial and agricultural loans	—	285
Real estate construction and land loans	22	—
Installment/consumer loans	—	15
Total	123	1,510

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	2	7
Commercial, financial and agricultural loans	55	83
Real estate construction and land loans	—	—
Installment/consumer loans	1	22
Total	58	112

Net charge-offs	(65)	(1,398)
Provision for loan losses charged to operations	550	5,000
Balance at end of period	$14,924	$14,439

Ratio of annualized net charge-offs during the period to average loans outstanding	(0.01)%	(0.21)%

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
Commercial real estate mortgage loans	$4,643	42.1%	$4,445	41.7%
Multi-family loans	1,436	9.3	1,239	8.3
Residential real estate mortgage loans	2,673	17.0	2,803	18.0
Commercial, financial & agricultural loans	4,387	24.3	4,349	24.7
Real estate construction and land loans	1,598	6.2	1,375	6.1
Installment/consumer loans	187	1.1	228	1.2
Total	$14,924	100.0%	$14,439	100.0%

Non Interest Income

Total non interest income increased $0.1 million or 7.7% to $2.1 million for the three months ended March 31, 2013 compared to $2.0 million for the same period in 2012. The increase was the result of higher net securities gains of $66,000, a $63,000 increase in title fee income related to Bridge Abstract, and a $40,000 net increase in service charges on deposit accounts and fees for other customer services related to higher electronic banking and investment services income.

Non Interest Expense

Total non interest expense increased $0.7 million or 8.4% to $8.9 million during the three months ended March 31, 2013 compared to $8.2 million over the same period in 2012. Salaries and employees benefits increased $0.3 million or 5.5% to $5.4 million for the three months ended March 31, 2013 from $5.1 million for the same period in 2012. The increase reflects additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio. Occupancy and equipment expense increased $0.2 million to $1.2 million as of March 31, 2013 as compared to $1.0 million for the same period last year. Other operating expenses increased $0.1 million to $0.9 million as of March 31, 2013 as compared to $0.7 million for the same period last year. Marketing and advertising expense increased $0.09 million to $0.3 million as of March 31, 2013 compared to the same period last year. FDIC assessments increased $0.04 million or 25.6% to $0.2 million for the three months ended March 31, 2013 compared to $0.2 million for the same period last year. These increases were partly offset by a decrease in the cost of extinguishment of debt of $0.2 million due to the prepayment of a $5.0 million repurchase agreement in February 2012.

Income Taxes

The provision for income taxes increased $0.1 million or 6.8% to $1.5 million for the three months ended March 31, 2013 compared to $1.4 million for the three months ended March 31, 2012 primarily due to higher pretax income. The effective tax rate for the three months ended March 31, 2013 increased to 31.9% from 31.8% for the same period last year. The increase in the effective rate was a result of a lower percentage of interest income from tax exempt securities and a higher federal statutory rate.

Financial Condition

Total assets grew to $1.58 billion, a 13.7% increase over the March 31, 2012 level of $1.39 billion and decreased 3.0% over the December 31, 2012 level of $1.63 billion. The growth from March 31, 2012 was funded by deposits, borrowings and capital. This increase reflects strong organic growth in new and existing markets. The decline in assets compared to December 31, 2012 was a result of a decrease in public funds and borrowings with a corresponding decline in the investment portfolio.

Cash and due from banks decreased $28.5 million and interest earning deposits with banks increased $2.6 million compared to December 31, 2012. Total securities decreased $88.0 million or 11.9% to $651.8 million and net loans increased $63.2 million or 8.1% to $847.2 million compared to December 31, 2012 levels. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Total deposits decreased $35.1 million to $1.374 billion at March 31, 2013 compared to $1.409 billion at December 31, 2012. Demand deposits decreased $118.6 million to $410.6 million as of March 31, 2013 compared to $529.2 million at December 31, 2012. Savings, NOW and money market deposits increased $81.5 million to $804.4 million at March 31, 2013 from $722.9 million at December 31, 2012. Certificates of deposit of $100,000 or more increased $2.1 million to $120.8 million at March 31, 2013, from $118.7 million at December 31, 2012. Other time deposits decreased $0.1 million to $38.4 million at March 31, 2013, from $38.5 million at December 31, 2012. Federal Home Loan Bank term advances were $15.0 million as of March 31, 2013 and December 31, 2012. Federal funds purchased and Federal Home Loan Bank overnight borrowings were $29.0 million as of March 31, 2013 compared to $44.5 million at December 31, 2012. Repurchase agreements increased $0.4 million to $12.8 million at March 31, 2013 compared to $12.4 million as of December 31, 2012. Junior subordinated debenture remained at $16.0 million as of March 31, 2013 compared to December 31, 2012. Other liabilities and accrued expenses decreased $0.6 million to $8.0 million as of March 31, 2013 from $8.7 million as of December 31, 2012. Stockholders’ equity was $121.4 million at March 31, 2013, an increase of $2.7 million or 2.3% from December 31, 2012, reflecting net income of $3.1 million and $0.3 million related to stock based compensation plans, partially offset by a decrease in the net unrealized gains in securities of $0.6 million. In April 2013, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Company’s principal sources of liquidity included cash and cash equivalents of $4.8 million as of March 31, 2013, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the three months ended March 31, 2013, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. At March 31, 2013, the Bank had $28.4 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At March 31, 2013, the Bank had aggregate lines of credit of $282.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $262.5 million is available on an unsecured basis. As of March 31, 2013, the Bank had $29.0 million outstanding in overnight borrowings.  As of December 31, 2012, the Bank had $44.5 million outstanding in overnight borrowings.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  As of March 31, 2013 and December 31, 2012, the Bank did not have any overnight borrowings outstanding under these lines. As of March 31, 2013 and December 31, 2012, the Bank had $15.0 million outstanding in FHLB advances.  As of March 31, 2013, the Bank had $10.0 million of securities sold under agreements to repurchase outstanding with brokers and $2.8 million outstanding with customers.  The Bank had $10.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2012 with brokers and $2.4 million outstanding with customers.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of March 31, 2013 and December 31, 2012, the Bank had no brokered certificates of deposits.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested overnight at the highest rate available at the Federal Reserve or in federal funds sold.  The Bank invested $4.8 million at the Federal Reserve as of March 31, 2013, $2.6 million as of December 31, 2012, and $3.9 million as of March 31, 2012. The Bank did not have overnight federal funds sold as of March 31, 2013, December 31, 2012, or March 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of March 31, 2013, the Company and the Bank met all capital adequacy requirements.

On December 21, 2012, the Company filed a shelf registration statement on Form S-3 to register up to $75 million of securities and a prospectus and prospectus supplement, replacing the previously expired shelf registration statement on Form S-3 filed in June 2009.

The Company has the ability to issue additional common stock and/or preferred stock should the need arise.

At March 31, 2013 and December 31, 2012, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)

As of March 31,	2013
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$149,552	14.0%	$85,271	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	136,208	12.8%	42,635	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	136,208	8.6%	63,181	4.0%	n/a	n/a

As of December 31,	2012
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$145,765	14.2%	$82,171	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	132,906	12.9%	41,085	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	132,906	8.4%	63,136	4.0%	n/a	n/a

Bridgehampton National Bank

As of March 31,	2013
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$144,667	13.6%	$85,253	8.0%	$106,566	10.0%
Tier 1 Capital (to risk weighted assets)	131,326	12.3%	42,626	4.0%	63,939	6.0%
Tier 1 Capital (to average assets)	131,326	8.3%	63,177	4.0%	78,972	5.0%

As of December 31,	2012
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$140,487	13.7%	$82,155	8.0%	$102,693	10.0%
Tier 1 Capital (to risk weighted assets)	127,630	12.4%	41,077	4.0%	61,616	6.0%
Tier 1 Capital (to average assets)	127,630	8.1%	63,132	4.0%	78,915	5.0%

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

The Company’s Asset and Liability Committee evaluates periodically, but at least four times a year, the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity.  Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the Board of Directors at least annually.  The economic environment continually presents uncertainties as to future interest rate trends.  The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be better able to respond to changes in interest rates.

At March 31, 2013, $616.3 million or 94.1% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in market interest rates could also affect the type (fixed-rate or adjustable-rate) and the amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon.  The simulation model captures the seasonality of the Company’s deposit flows and the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s consolidated balance sheet.  This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given a 100 and 200 basis point upward shift in interest rates and a 100 basis point downward shift in interest rates.  A parallel and pro rata shift in rates over a twelve-month period is assumed.

The following reflects the Company’s net interest income sensitivity analysis at March 31, 2013:

Change in Interest Rates in Basis Points	March 31, 2013 Potential Change in Net Interest Income
(Dollars in thousands)	$ Change	% Change
200	$(1,959)	(3.95)%
100	$12	0.02%
Static	—	—
(100)	$(447)	(0.90)%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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
101

The following financial statements from Bridge Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013, filed on May 9, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (iv) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (vi) the Condensed Notes to Consolidated Financial Statements. (1)

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

BRIDGE BANCORP, INC.
Registrant

May 9, 2013	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

May 9, 2013	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer