Form 10-Q
period 2013-06-30
BRIDGE BANCORP INC
filed 2013-08-08
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 9,252,732 shares of common stock outstanding as of August 6, 2013.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$35,581	$46,855
Interest earning deposits with banks	5,241	4,394
Total cash and cash equivalents	40,822	51,249

Securities available for sale, at fair value	550,950	529,070
Securities held to maturity (fair value of $190,812 and $213,702, respectively)	191,907	210,735
Total securities	742,857	739,805

Securities, restricted	5,999	2,978

Loans held for investments	900,943	798,446
Allowance for loan losses	(15,130)	(14,439)
Loans, net	885,813	784,007

Premises and equipment, net	27,801	26,001
Accrued interest receivable	5,568	5,436
Goodwill	2,034	2,034
Core deposit intangible	218	249
Other real estate owned	250	250
Other assets	17,277	12,704
Total Assets	$1,728,639	$1,624,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$472,922	$529,205
Savings, NOW and money market deposits	825,586	722,869
Certificates of deposit of $100,000 or more	117,887	118,724
Other time deposits	38,712	38,524
Total deposits	1,455,107	1,409,322

Federal funds purchased and Federal Home Loan Bank overnight borrowings	95,500	44,500
Federal Home Loan Bank term advances	15,000	15,000
Repurchase agreements	11,301	12,390
Junior subordinated debentures	16,002	16,002
Accrued interest payable	160	147
Other liabilities and accrued expenses	17,975	8,680
Total Liabilities	1,611,045	1,506,041

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 9,132,839 and 8,923,010 shares issued, respectively; 9,131,324 and 8,907,890 shares outstanding, respectively	91	89
Surplus	67,438	64,208
Retained earnings	59,398	55,102
Less: Treasury Stock at cost, 1,515 and 15,120 shares, respectively	(33)	(309)
	126,894	119,090
Accumulated other comprehensive income (loss):
Net unrealized (loss) gain on securities, net of deferred income taxes of $4,216 and ($1,803), respectively	(6,405)	2,738
Pension liability, net of deferred income taxes of $1,979 and $2,036, respectively	(2,962)	(3,050)
Net unrealized gain (loss) on cash flow hedge, net of deferred income taxes of ($44) and $70, respectively	67	(106)
Total Stockholders’ Equity	117,594	118,672
Total Liabilities and Stockholders’ Equity	$1,728,639	$1,624,713

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of  Income (unaudited)

(In thousands, except per share amounts)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans (including fee income)	$11,182	$9,764	$21,850	$19,286
Mortgage-backed securities, CMOs and other asset-backed securities	1,469	2,064	2,912	4,083
U.S. GSE securities	659	813	1,450	1,585
State and municipal obligations	646	831	1,326	1,614
Corporate Bonds	100	160	201	320
Deposits with banks	8	18	13	42
Other interest and dividend income	44	27	87	45
Total interest income	14,108	13,677	27,839	26,975

Interest expense:
Savings, NOW and money market deposits	859	931	1,743	1,877
Certificates of deposit of $100,000 or more	341	367	670	753
Other time deposits	86	109	171	223
Federal funds purchased and repurchase agreements	131	115	255	226
Federal home loan bank advances	43	8	83	8
Junior subordinated debentures	342	342	683	683
Total interest expense	1,802	1,872	3,605	3,770

Net interest income	12,306	11,805	24,234	23,205
Provision for loan losses	600	2,500	1,150	3,325
Net interest income after provision for loan losses	11,706	9,305	23,084	19,880

Non interest income:
Service charges on deposit accounts	846	856	1,647	1,665
Fees for other customer services	908	720	1,561	1,325
Net securities gains	310	1,721	648	1,993
Title fee income	398	470	684	693
Other operating income	6	33	32	77
Total non interest income	2,468	3,800	4,572	5,753

Non interest expense:
Salaries and employee benefits	5,326	5,262	10,720	10,373
Occupancy and equipment	1,418	963	2,609	1,949
Technology and communications	617	522	1,159	1,024
Marketing and advertising	533	495	881	754
Professional services	312	299	621	571
FDIC assessments	220	180	436	352
Amortization of core deposit intangible	15	17	31	35
Cost of extinguishment of debt	—	—	—	158
Other operating expenses	914	829	1,806	1,572
Total non interest expense	9,355	8,567	18,263	16,788

Income before income taxes	4,819	4,538	9,393	8,845
Income tax expense	1,567	1,475	3,028	2,843
Net income	$3,252	$3,063	$6,365	$6,002
Basic earnings per share	$0.36	$0.36	$0.70	$0.71
Diluted earnings per share	$0.36	$0.36	$0.70	$0.71

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income	$3,252	$3,063	$6,365	$6,002
Other comprehensive (loss) income:
Change in unrealized net gains/losses on securities available for sale, net of reclassification and deferred income tax effects	(8,536)	(1,162)	(9,143)	(1,588)
Adjustment to pension liability, net of deferred income taxes	49	43	88	87
Unrealized gain (loss) on cash flow hedge, net of deferred income taxes	156	(20)	173	(20)
Total other comprehensive loss	(8,331)	(1,139)	(8,882)	(1,521)
Comprehensive (loss) income	$(5,079)	$1,924	$(2,517)	$4,481

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	$89	$64,208	$55,102	$(309)	$(418)	$118,672
Net income			6,365			6,365
Shares issued under the dividend reinvestment plan (“DRP”)	1	3,003				3,004
Stock awards granted and distributed	1	(435)		434		—
Stock awards forfeited		9		(9)		—
Vesting of stock awards				(149)		(149)
Tax effect of stock plans		(9)				(9)
Share based compensation expense		662				662
Cash dividend declared, $0.23 per share			(2,069)			(2,069)
Other comprehensive loss, net of deferred income taxes					(8,882)	(8,882)
Balance at June 30, 2013	$91	$67,438	$59,398	$(33)	$(9,300)	$117,594

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	$84	$52,962	$52,228	$(715)	$2,428	$106,987
Net income			6,002			6,002
Shares issued under the dividend reinvestment plan (“DRP”)	2	4,392				4,394
Stock awards granted and distributed		(580)		580		—
Stock awards forfeited		4		(4)		—
Vesting of stock awards				(88)		(88)
Tax effect of stock plans		(10)				(10)
Share based compensation expense		699				699
Cash dividend declared, $0.46 per share			(3,875)			(3,875)
Other comprehensive loss, net of deferred income taxes					(1,521)	(1,521)
Balance at June 30, 2012	$86	$57,467	$54,355	$(227)	$907	$112,588

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the
	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net Income	$6,365	$6,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,150	3,325
Depreciation and amortization	948	862
Net amortization on securities	2,987	2,135
Amortization of core deposit intangible	31	35
Share based compensation expense	662	699
Net securities gains	(648)	(1,993)
Increase in accrued interest receivable	(132)	(89)
(Increase) decrease in other assets	(70)	123
Increase in accrued expenses and other liabilities	4,359	665
Net cash provided by operating activities	15,652	11,764

Cash flows from investing activities:
Purchases of securities available for sale	(210,801)	(220,313)
Purchases of securities, restricted	(19,873)	(15,500)
Purchases of securities held to maturity	(32,781)	(55,097)
Proceeds from sales of securities available for sale	75,165	63,807
Redemption of securities, restricted	16,852	14,332
Maturities, calls and principal payments of securities available for sale	97,170	148,563
Maturities, calls and principal payments of securities held to maturity	57,420	50,314
Net increase in loans	(102,956)	(64,695)
Purchase of premises and equipment	(2,748)	(1,684)
Net cash used in investing activities	(122,552)	(80,273)

Cash flows from financing activities:
Net increase in deposits	45,785	42,339
Net increase in federal funds purchased and FHLB overnight borrowings	51,000	—
Net increase in FHLB term advances	—	15,000
Net decrease in repurchase agreements	(1,089)	(4,580)
Net proceeds from issuance of common stock	3,004	4,394
Repurchase of surrendered stock from vesting of restricted stock awards	(149)	(88)
Excess tax expense from share based compensation	(9)	(10)
Cash dividends paid	(2,069)	(3,875)
Net cash provided by financing activities	96,473	53,180

Net decrease in cash and cash equivalents	(10,427)	(15,329)
Cash and cash equivalents at beginning of period	51,249	79,546
Cash and cash equivalents at end of period	$40,822	$64,217

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$3,592	$3,856
Income tax	$2,937	$1,415

Noncash investing and financing activities:
Securities which settled in the subsequent period	$6,726	$6,871

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The computation of EPS for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended,		Six months ended,
	June 30,		June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net Income	$3,252	$3,063	$6,365	$6,002
Less: Dividends paid on and earnings allocated to participating securities	(88)	(79)	(169)	(156)
Income attributable to common stock	$3,164	$2,984	$6,196	$5,846

Weighted average common shares outstanding, including participating securities	9,105	8,576	9,042	8,511
Less: weighted average participating securities	(247)	(224)	(239)	(224)
Weighted average common shares outstanding	8,858	8,352	8,803	8,287
Basic earnings per common share	$0.36	$0.36	$0.70	$0.71

Income attributable to common stock	$3,164	$2,984	$6,196	$5,846

Weighted average common shares outstanding	8,858	8,352	8,803	8,287
Weighted average common equivalent shares outstanding	—	1	—	1
Weighted average common and equivalent shares outstanding	8,858	8,353	8,803	8,288
Diluted earnings per common share	$0.36	$0.36	$0.70	$0.71

There were 49,362 and 49,737 options outstanding at June 30, 2013 and June 30, 2012, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at June 30, 2013, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

No new grants of stock options were awarded and no compensation expense was attributable to stock options for the three months ended June 30, 2013 and June 30, 2012 because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  No stock options were exercised during the first six months of 2013 and 2012. The intrinsic value of options outstanding and exercisable at June 30, 2013 and June 30, 2012 was $0 and $17,000, respectively.

A summary of the status of the Company’s stock options as of and for the six months ended June 30, 2013 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, December 31, 2012	49,962	$25.32
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(600)	$15.47
Outstanding, June 30, 2013	49,362	$25.44	2.98 years	—
Vested and Exercisable, June 30, 2013	49,362	$25.44	2.98 years	—

	Number of	Exercise
Range of Exercise Prices	Options	Price
	4,572	$24.00
	39,659	$25.25
	3,000	$26.55
	2,131	$30.60
	49,362

During the six months ended June 30, 2013 restricted stock awards of 72,940 shares were granted. Of the 72,940 shares granted, 51,175 shares vest over seven years with one third vesting after each of the years five, six and seven; 12,652 shares vest over five years with one third vesting after each of the years three, four and five; and the remaining 9,113 shares vest ratably over approximately five years. During the six months ended June 30, 2012, restricted stock awards of 21,993 shares were granted. These awards vest over approximately five years with a third vesting after years three, four and five. Compensation expense attributable to restricted stock awards was $288,000 and $587,000 for the three and six months ended June 30, 2013, respectively, and $293,000 and $620,000 for the three and six months ended June 30, 2012, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the six months ended June 30, 2013 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2012	177,927	$21.38
Granted	72,940	$20.78
Vested	(31,399)	$21.66
Forfeited	(380)	$22.81
Unvested, June 30, 2013	219,088	$21.13

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $36,000 and $75,000 for the three and six months ended June 30, 2013, respectively, and $40,000 and $79,000 for the three and six months ended June 30, 2012, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$166,126	$22	$(7,350)	$158,798
State and municipal obligations	59,047	623	(720)	58,950
U.S. GSE residential mortgage-backed securities	21,129	373	(142)	21,360
U.S. GSE residential collateralized mortgage obligations	271,514	1,407	(3,851)	269,070
U.S. GSE commercial mortgage-backed securities	3,104	—	(99)	3,005
U.S. GSE commercial collateralized mortgage obligations (1)	5,120	82	—	5,202
Non Agency commercial mortgage-backed securities	4,402	—	(143)	4,259
Other Asset backed securities	31,129	182	(1,005)	30,306
Total available for sale	561,571	2,689	(13,310)	550,950

Held to maturity:
U.S. GSE securities	7,439	—	(154)	7,285
State and municipal obligations	61,954	1,038	(131)	62,861
U.S. GSE residential mortgage-backed securities	8,632	—	(266)	8,366
U.S. GSE residential collateralized mortgage obligations	71,839	578	(1,904)	70,513
U.S. GSE commercial mortgage-backed securities	10,228	76	(193)	10,111
U.S. GSE commercial collateralized mortgage obligations	8,962	—	(314)	8,648
Corporate Bonds	22,853	203	(28)	23,028
Total held to maturity	191,907	1,895	(2,990)	190,812
Total securities	$753,478	$4,584	$(16,300)	$741,762

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$178,421	$377	$(346)	$178,452
State and municipal obligations	58,867	1,132	(36)	59,963
U.S. GSE residential mortgage-backed securities	19,462	1,135	—	20,597
U.S. GSE residential collateralized mortgage obligations	224,226	2,762	(542)	226,446
U.S. GSE commercial mortgage-backed securities	3,132	6	—	3,138
U.S. GSE commercial collateralized mortgage obligations	9,079	278	—	9,357
Non Agency commercial mortgage-backed securities	4,754	235	—	4,989
Other Asset backed securities	26,588	65	(525)	26,128
Total available for sale	524,529	5,990	(1,449)	529,070

Held to maturity:
U.S. GSE securities	4,992	24	—	5,016
State and municipal obligations	98,752	2,241	(31)	100,962
U.S. GSE residential mortgage-backed securities	9,483	26	—	9,509
U.S. GSE residential collateralized mortgage obligations	59,388	704	(404)	59,688
U.S. GSE commercial mortgage-backed securities	10,324	350	—	10,674
U.S. GSE commercial collateralized mortgage obligations	4,975	254	—	5,229
Corporate Bonds	22,821	134	(331)	22,624
Total held to maturity	210,735	3,733	(766)	213,702
Total securities	$735,264	$9,723	$(2,215)	$742,772

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at June 30, 2013. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$7,622	$7,690
One to five years	72,230	71,727
Five to ten years	152,293	146,821
Beyond ten years	329,426	324,712
Total	$561,571	$550,950

Held to maturity:
Within one year	$22,167	$22,317
One to five years	37,225	37,443
Five to ten years	29,525	29,663
Beyond ten years	102,990	101,389
Total	$191,907	$190,812

Securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
June 30, 2013		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$158,365	$7,350	$—	$—
State and municipal obligations	27,482	672	2,551	48
U.S. GSE residential mortgage-backed securities	6,224	142	—	—
U.S. GSE residential collateralized mortgage obligations	177,309	3,761	5,144	90
U.S. GSE commercial mortgage-backed securities	3,006	99	—	—
Non Agency commercial mortgage-backed securities	4,259	143	—	—
Other Asset backed securities	14,661	881	2,873	124
Total available for sale	391,306	13,048	10,568	262

Held to maturity:
U.S. GSE securities	7,285	154	—	—
State and municipal obligations	11,499	131	—	—
U.S. GSE residential mortgage-backed securities	8,366	266	—	—
U.S. GSE residential collateralized mortgage obligations	43,156	1,904	—	—
U.S. GSE commercial mortgage-backed securities	4,174	193	—	—
U.S. GSE commercial collateralized mortgage obligations	8,648	314	—	—
Corporate Bonds	1,986	14	3,986	14
Total held to maturity	$85,114	$2,976	$3,986	$14

	Less than 12 months		Greater than 12 months
December 31, 2012		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$79,692	$346	$—	$—
State and municipal obligations	13,878	36	226	—
U.S. GSE residential mortgage-backed securities	90	—	—	—
U.S. GSE residential collateralized mortgage obligations	65,961	542	—	—
Other Asset backed securities	18,109	525	—	—
Total available for sale	177,730	1,449	226	—

Held to maturity:
State and municipal obligations	28,939	31	—	—
U.S. GSE residential collateralized mortgage obligations	41,563	404	—	—
Corporate Bonds	—	—	17,669	331
Total held to maturity	$70,502	$435	$17,669	$331

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

At June 30, 2013, the majority of unrealized losses on both the available for sale and held to maturity securities are related to the Company’s U.S. GSE securities and U.S. GSE residential collateralized mortgage obligations.  The decrease in fair value of these securities is attributable to changes in interest rates and not credit quality. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Proceeds from sales of securities available for sale were $28.6 million and $60.5 million for the three months ended June 30, 2013 and 2012, respectively. Proceeds from sales of securities available for sale were $75.2 million and $63.8 million for the six months ended June 30, 2013 and 2012, respectively. Gross gains of $0.3 million and $1.7 million were realized on these sales during the three months ended June 30, 2013 and 2012, respectively. Gross gains of $0.6 million and $2.0 million were realized on these sales during the six months ended June 30, 2013 and 2012, respectively. Proceeds from calls of securities were $15.0 million and $62.9 million for the three months ended June 30, 2013 and 2012, respectively. Proceeds from calls of securities were $46.7 million and $108.5 million for the six months ended June 30, 2013 and 2012, respectively.

Securities having a fair value of approximately $314.0 million and $333.0 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the six months ended June 30, 2013 or the year ended December 31, 2012.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $6.0 million and $3.0 million in FHLB, ACBB and FRB stock at June 30, 2013 and December 31, 2012, respectively.  These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		June 30, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$158,798		$158,798
State and municipal obligations	58,950		58,950
U.S. GSE residential mortgage-backed securities	21,360		21,360
U.S. GSE residential collateralized mortgage obligations	269,070		269,070
U.S. GSE commercial mortgage-backed securities	3,005		3,005
U.S. GSE commercial collateralized mortgage obligations (1)	5,202		5,202
Non Agency commercial mortgage-backed securities	4,259		4,259
Other Asset backed securities	30,306		30,306
Total available for sale	$550,950		$550,950

Derivatives	$111		$111

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$178,452		$178,452
State and municipal obligations	59,963		59,963
U.S. GSE residential mortgage-backed securities	20,597		20,597
U.S. GSE residential collateralized mortgage obligations	226,446		226,446
U.S. GSE commercial mortgage-backed securities	3,138		3,138
U.S. GSE commercial collateralized mortgage obligations	9,357		9,357
Non Agency commercial mortgage-backed securities	4,989		4,989
Other Asset backed securities	26,128		26,128
Total available for sale	$529,070		$529,070

Financial Liabilities:
Derivatives	$(176)		$(176)

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
June 30, 2013 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,337			$1,337

Fair Value Measurements at
December 31, 2012 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$178			$178

Impaired loans with allocated allowance for loan losses at June 30, 2013, had a carrying amount of $1.3 million, which is made up of the outstanding balance of $1.5 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2012, had a carrying amount of $0.2 million, which is made up of the outstanding balance of $0.5 million, net of a valuation allowance of $0.3 million. This resulted in an additional provision for loan losses of $0.3 million that is included in the amount reported on the income statement.

The Company used the following methods and assumptions in estimating the fair value of its financial instruments:

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

Impaired Loans: For impaired loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. Such adjustments are generally capped at 15% of appraised value and typically result in a Level 3 classification of the inputs for determining fair value. These adjustments as of June 30, 2013 and December 31, 2012 were not material to the financial statements. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of June 30, 2013 and December 31, 2012.

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

The estimated fair values and recorded carrying amounts of the Bank’s financial instruments at June 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at
		June 30, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$35,581	$35,581	$—	$—	$35,581
Interest bearing deposits with banks	5,241	—	5,241	—	5,241
Securities available for sale	550,950	—	550,950	—	550,950
Securities restricted	5,999	n/a	n/a	n/a	n/a
Securities held to maturity	191,907	—	190,812	—	190,812
Loans, net	885,813	—	—	892,163	892,163
Derivatives	111	—	111	—	111
Accrued interest receivable	5,568	—	2,586	2,982	5,568

Financial liabilities:
Certificates of deposit	156,599	—	157,357	—	157,357
Demand and other deposits	1,298,508	1,298,508	—	—	1,298,508
Federal funds purchased and				—
Federal Home Loan Bank overnight borrowings	95,500	95,494	—	—	95,494
Federal Home Loan Bank term advances	15,000	—	14,894	—	14,894
Repurchase agreements	11,301	—	11,817	—	11,817
Junior Subordinated Debentures	16,002	—	—	15,772	15,772
Accrued interest payable	160	61	99	—	160

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$46,855	$46,855	$—	$—	$46,855
Interest bearing deposits with banks	4,394	—	4,394	—	4,394
Securities available for sale	529,070	—	529,070	—	529,070
Securities restricted	2,978	n/a	n/a	n/a	n/a
Securities held to maturity	210,735	—	213,702	—	213,702
Loans, net	784,007	—	—	807,597	807,597
Accrued interest receivable	5,436	—	2,945	2,491	5,436

Financial liabilities:
Certificates of deposit	157,248	—	158,764	—	158,764
Demand and other deposits	1,252,074	1,252,074	—	—	1,252,074
Federal funds purchased and
Federal Home Loan Bank overnight borrowings	44,500	44,500	—	—	44,500
Federal Home Loan Bank term advances	15,000	—	14,824	—	14,824
Repurchase agreements	12,390	—	13,064	—	13,064
Junior Subordinated Debentures	16,002	—	—	17,101	17,101
Derivatives	176	—	176	—	176
Accrued interest payable	147	1	146	—	147

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	June 30, 2013	December 31, 2012
Commercial real estate mortgage loans	$393,394	$332,782
Multi-family mortgage loans	92,424	66,080
Residential real estate mortgage loans	146,940	143,703
Commercial, financial, and agricultural loans	205,565	197,448
Real estate-construction and land loans	52,279	48,632
Installment/consumer loans	8,970	9,167
Total loans	899,572	797,812
Net deferred loan costs and fees	1,371	634
	900,943	798,446
Allowance for loan losses	(15,130)	(14,439)
Net loans	$885,813	$784,007

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

The following table represents loans by class categorized by internally assigned risk grades as of June 30, 2013 and December 31, 2012:

	Grades:
June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$153,526	$10,885	$10,512	$—	$174,923
Non-owner occupied	207,172	7,434	3,865	—	218,471
Multi-Family	92,424	—	—	—	92,424
Residential real estate:
Residential mortgage	75,477	427	2,813	617	79,334
Home equity	65,066	1,028	1,396	116	67,606
Commercial:
Secured	84,197	1,247	4,367	—	89,811
Unsecured	112,848	1,690	1,216	—	115,754
Real estate construction and land loans	48,870	—	3,409	—	52,279
Installment/consumer loans	8,826	45	99	—	8,970
Total loans	$848,406	$22,756	$27,677	$733	$899,572

	Grades:
December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$138,675	$11,285	$11,039	$—	$160,999
Non-owner occupied	159,967	7,523	4,293	—	171,783
Multi-Family	66,080	—	—	—	66,080
Residential real estate:
Residential mortgage	72,158	—	2,846	717	75,721
Home equity	65,955	745	1,282	—	67,982
Commercial:
Secured	81,661	1,447	5,605	—	88,713
Unsecured	105,454	1,948	1,234	99	108,735
Real estate construction and land loans	45,178	—	3,454	—	48,632
Installment/consumer loans	9,058	—	109	—	9,167
Total loans	$744,186	$22,948	$29,862	$816	$797,812

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loans, as defined by ASC 310-10:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$1,260	$—	$534	$1,103	$2,897	$172,026	$174,923
Non-owner occupied	1,924	—	—	—	1,924	216,547	218,471
Multi-Family	—	—	—	—	—	92,424	92,424
Residential real estate:
Residential mortgages	81	—	—	1,245	1,326	78,008	79,334
Home equity	139	291	—	902	1,332	66,274	67,606
Commercial:
Secured	245	73	—	99	417	89,394	89,811
Unsecured	17	—	—	176	193	115,561	115,754
Real estate construction and land loans	—	—	—	—	—	52,279	52,279
Installment/consumer loans	3	—	—	—	3	8,967	8,970
Total loans	$3,669	$364	$534	$3,525	$8,092	$891,480	$899,572

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$1,265	$491	$492	$2,248	$158,751	$160,999
Non-owner occupied	—	—	—	—	—	171,783	171,783
Multi-Family	—	—	—	—	—	66,080	66,080
Residential real estate:
Residential mortgages	—	158	—	1,203	1,361	74,360	75,721
Home equity	965	—	—	1,010	1,975	66,007	67,982
Commercial:
Secured	—	—	—	136	136	88,577	88,713
Unsecured	22	—	—	426	448	108,287	108,735
Real estate construction and land loans	—	—	—	22	22	48,610	48,632
Installment/consumer loans	—	—	—	—	—	9,167	9,167
Total loans	$987	$1,423	$491	$3,289	$6,190	$791,622	$797,812

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

Impaired Loans

As of June 30, 2013 and December 31, 2012, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.0 million and $8.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following table represents impaired loans by class at June 30, 2013 and December 31, 2012:

June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,729	$3,818	$—
Non-owner occupied	916	916	—
Residential real estate:
Residential mortgages	1,424	2,145	—
Home equity	820	1,292	—
Commercial:
Secured	359	419	—
Unsecured	155	190	—
Total with no related allowance recorded	$7,403	$8,780	$—

With an allowance recorded:
Commercial real estate - Owner occupied	$720	$720	$111
Commercial real estate - Non-owner occupied	617	617	5
Residential real estate - Residential mortgage	153	156	37
Residential real estate - Home equity	82	89	82
Total with an allowance recorded:	$1,572	$1,582	$235

Total:
Commercial real estate:
Owner occupied	$4,449	$4,538	$111
Non-owner occupied	1,533	1,533	5
Residential real estate:
Residential mortgages	1,577	2,301	37
Home equity	902	1,381	82
Commercial:
Secured	359	419	—
Unsecured	155	190	—
Total	$8,975	$10,362	$235

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,860	$3,931	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,539	2,151	—
Home equity	736	1,094	—
Commercial:
Secured	515	520	—
Unsecured	95	97	—
Total with no related allowance recorded	$7,661	$8,709	$—

With an allowance recorded:
Residential real estate - Home equity	$274	$287	$141
Commercial - Unsecured	273	302	228
Total with an allowance recorded:	$547	$589	$369

Total:
Commercial real estate:
Owner occupied	$3,860	$3,931	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,539	2,151	—
Home equity	1,010	1,381	141
Commercial:
Secured	515	520	—
Unsecured	368	399	228
Total	$8,208	$9,298	$369

The following table represents the average recorded investment and interest income recognized for impaired loans by class for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)	2013		2012
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,740	$29	$4,312	$44
Non-owner occupied	916	15	916	15
Residential real estate:
Residential mortgages	1,495	6	1,470	9
Home equity	821	—	801	—
Commercial:
Secured	446	7	370	5
Unsecured	240	1	—	—
Real estate construction and land loans	—	—	250	—
Total with no related allowance recorded	$7,658	$58	$8,119	$73

With an allowance recorded:
Commercial real estate:
Owner occupied	$240	$—	$—	$—
Non-owner occupied	618	9	—	—
Residential real estate:
Residential mortgages	155	—	—	—
Home equity	82	—	471	—
Commercial:
Secured	—	—	152	—
Unsecured	—	—	202	—
Total with an allowance recorded:	$1,095	$9	$825	$—

Total:
Commercial real estate:
Owner occupied	$3,980	$29	$4,312	$44
Non-owner occupied	1,534	24	916	15
Residential real estate:
Residential mortgages	1,650	6	1,470	9
Home equity	903	—	1,272	—
Commercial:
Secured	446	7	522	5
Unsecured	240	1	202	—
Real estate construction and land loans	—	—	250	—
Total	$8,753	$67	$8,944	$73

	Six months ended June 30,
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)	2013		2012
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,753	$59	$4,310	$86
Non-owner occupied	916	29	916	30
Residential real estate:
Residential mortgages	1,515	13	1,506	15
Home equity	856	—	822	—
Commercial:
Secured	462	13	371	10
Unsecured	245	2	—	—
Real estate construction and land loans	—	—	250	—
Total with no related allowance recorded	$7,747	$116	$8,175	$141

With an allowance recorded:
Commercial real estate:
Owner occupied	$120	$—	$—	$—
Non-owner occupied	412	12	—	—
Residential real estate:
Residential mortgages	130	—	—	—
Home equity	83	—	472	—
Commercial:
Secured	—	—	155	—
Unsecured	—	—	208	—
Total with an allowance recorded:	$745	$12	$835	$—

Total:
Commercial real estate:
Owner occupied	$3,873	$59	$4,310	$86
Non-owner occupied	1,328	41	916	30
Residential real estate:
Residential mortgages	1,645	13	1,506	15
Home equity	939	—	1,294	—
Commercial:
Secured	462	13	526	10
Unsecured	245	2	208	—
Real estate construction and land loans	—	—	250	—
Total	$8,492	$128	$9,010	$141

The Bank had $0.3 million foreclosed real estate at June 30, 2013 and December 31, 2012, respectively.

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

The following table presents loans, by class, modified as troubled debt restructurings during the six months ended June 30, 2013 and 2012:

For the Six Months Ended
June 30, 2013
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner occupied	—	$—	$—
Non-owner occupied	1	620	620
Multi-Family	—	—	—
Residential real estate:
First lien	—	—	—
Home equity	—	—	—
Commercial:
Secured	—	—	—
Unsecured	1	33	33
Installment/consumer loans	—	—	—
Real estate construction and land loans	—	—	—
Total loans	2	$653	$653

For the Six Months Ended
June 30, 2012
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Originated loans
Commercial real estate:
Owner occupied	1	$163	$163
Non-owner occupied	—	—	—
Multi-Family	—	—	—
Residential real estate:
First lien	—	—	—
Home equity	—	—	—
Commercial:
Secured	—	—	—
Unsecured	—	—	—
Installment/consumer loans	—	—	—
Real estate construction and land loans	—	—	—
Total loans	1	$163	$163

There were no loans modified as TDRs during the three months ended June 30, 2013 or June 30, 2012.

The troubled debt restructurings described above increased the allowance for loan losses by $5,000 and did not result in any charge offs during the three months and six months ending June 30, 2013. The troubled debt restructurings described did not increase the allowance for loan losses or result in charge offs during the three months and six months ending June 30, 2012.

The non-owner occupied commercial real estate loan that was modified as a TDR during the six months ended June 30, 2013, represents the only TDR for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of June 30, 2013 and December 31, 2012, the Company had $0.8 million and $1.0 million, respectively, of nonaccrual TDR loans. As of June 30, 2013, two borrowers with loans totaling $0.2 million are complying with the modified terms of the loans and are currently making payments. The remaining borrower with loans totaling $0.6 million is currently in default and foreclosure proceedings have been initiated.  In addition, there was a charge-off of $0.1 million during the second quarter 2013. Total nonaccrual TDR loans are secured with collateral that has an appraised value of $2.5 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has eight borrowers with performing TDR loans of $5.7 million at June 30, 2013 that are current and secured with collateral that has an appraised value of approximately $12.9 million.  At December 31, 2012, the Company had six borrowers with performing TDR loans of $5.0 million that were current and secured with collateral that had an appraised value of approximately $12.3 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the three months and six months ending June 30, 2013 and 2012, that did not meet the definition of a TDR. The loans modified during the three months and six months ended June 30, 2013, had a total recorded investment as of $5.5 million and $14.6 million, respectively. The loans modified during the three months and six months ended June 30, 2012, had a total recorded investment as of $14.1 million and $28.2 million, respectively. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties or did not involve a concession to the borrower.

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2013, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of June 30, 2013 and December 31, 2012. Additionally, the following tables represent the changes in the allowance for loan losses for the three month and six month period ended June 30, 2013 and 2012, and the twelve month period ended December 31, 2012, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

	For the Three Months Ended June 30, 2013
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$4,643	$1,436	$2,673	$4,387	$1,598	$187	$14,924
Charge-offs	—	—	(100)	(260)	—	(50)	(410)
Recoveries	—	—	2	12	1	1	16
Provision	557	(6)	116	(144)	3	74	600
Ending Balance	$5,200	$1,430	$2,691	$3,995	$1,602	$212	$15,130

	For the Six Months Ended June 30, 2013
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439
Charge-offs	—	—	(201)	(260)	(22)	(50)	(533)
Recoveries	—	—	3	67	1	3	74
Provision	755	191	86	(161)	248	31	1,150
Ending Balance	$5,200	$1,430	$2,691	$3,995	$1,602	$212	$15,130

Ending balance: individually evaluated for impairment	$116	$—	$119	$—	$—	$—	$235

Ending balance: collectively evaluated for impairment	$5,084	$1,430	$2,572	$3,995	$1,602	$212	$14,895

Loans	$393,394	$92,424	$146,940	$205,565	$52,279	$8,970	$899,572

Ending balance: individually evaluated for impairment	$5,982	$—	$2,479	$514	$—	$—	$8,975

Ending balance: collectively evaluated for impairment	$386,644	$92,424	$144,461	$204,826	$51,957	$8,970	$889,282

Ending balance: loans acquired with deteriorated credit quality	$768	$—	$—	$225	$322	$—	$1,315

	For the Twelve Months Ended December 31, 2012
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837
Charge-offs	—	—	(1,210)	(285)	—	(15)	(1,510)
Recoveries	—	—	7	83	—	22	112
Provision	915	844	1,726	1,656	(90)	(51)	5,000
Ending Balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439

Ending balance: individually evaluated for impairment	$—	$—	$141	$228	$—	$—	$369

Ending balance: collectively evaluated for impairment	$4,445	$1,239	$2,662	$4,121	$1,375	$228	$14,070

Loans	$332,782	$66,080	$143,703	$197,448	$48,632	$9,167	$797,812

Ending balance: individually evaluated for impairment	$4,776	$—	$2,549	$883	$—	$—	$8,208

Ending balance: collectively evaluated for impairment	$327,282	$66,080	$141,154	$196,350	$48,331	$9,167	$788,364

Ending balance: loans acquired with deteriorated credit quality	$724	$—	$—	$215	$301	$—	$1,240

	For the Three Months Ended June 30, 2012
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$3,422	$750	$2,288	$3,181	$1,435	$240	$11,316
Charge-offs	—	—	(250)	(26)	—	(9)	(285)
Recoveries	—	—	2	6	—	17	25
Provision	1,025	299	839	409	(107)	35	2,500
Ending Balance	$4,447	$1,049	$2,879	$3,570	$1,328	$283	$13,556

	For the Six Months Ended June 30, 2012
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837
Charge-offs	—	—	(550)	(102)	—	(13)	(665)
Recoveries	—	—	3	36	—	20	59
Provision	917	654	1,146	741	(137)	4	3,325
Ending Balance	$4,447	$1,049	$2,879	$3,570	$1,328	$283	$13,556

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

There were $2.0 million of contributions made to the pension plan during the six months ended June 30, 2013. There were no contributions to the SERP during the six months ended June 30, 2013. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $56,000 during the six months ended June 30, 2013.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended June 30,				Six months ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$232	$281	$37	$30	$462	$563	$73	$60
Interest cost	140	126	19	13	279	252	38	26
Expected return on plan assets	(345)	(247)	—	—	(686)	(494)	—	—
Amortization of net loss	81	62	4	—	153	124	8	—
Amortization of unrecognized prior service cost	(19)	3	—	—	(38)	5	—	—
Amortization of unrecognized transition obligation	—	—	7	7	—	—	14	14
Net periodic benefit cost	$89	$225	$67	$50	$170	$450	$133	$100

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 2013, December 31, 2012 and June 30, 2012, securities sold under agreements to repurchase totaled $11.3 million, $12.4 million, and $12.3 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $15.7 million, $17.1 million and $16.7 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.3 million maturing during the third quarter of 2013, and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the six months ended		For the year ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	December 31, 2012
Average daily balance	$12,416	$16,355	$13,016
Average interest rate	3.00%	3.12%	3.01%
Maximum month-end balance	$12,903	$16,722	$16,722
Weighted average interest rate	2.97%	3.11%	2.99%

10. FEDERAL HOME LOAN BANK ADVANCES

As of June 30, 2013, there was one term advance outstanding from the Federal Home Loan Bank for $15.0 million with a fixed interest rate of 0.46% that will mature during the third quarter of 2013. As of December 31, 2012, there was one term advance outstanding from the Federal Home Loan Bank for $15.0 million with a fixed interest rate of 0.39% that matured during the first quarter of 2013. The borrowings were collateralized by a blanket lien on residential and commercial mortgages.  As of June 30, 2013, there was $60.0 million in overnight borrowings outstanding from the Federal Home Loan Bank with a fixed interest rate of 0.41%.  There were no overnight borrowings outstanding December 31, 2012 or June 30, 2012.

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

The following table presents summary information about the interest rate swap designated as a cash flow hedge as of June 30, 2013, December 31, 2012 and June 30, 2012.

	For the six months ended		For the year ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	December 31, 2012
Notional amounts	$15,000	$15,000	$15,000
Weighted average pay rates	0.99%	0.99%	0.99%
Weighted average receive rates	0.29%	0.46%	0.31%
Weighted average maturity	3.99 years	4.99 years	4.49 years
Unrealized gains (losses)	$287	$(33)	$(176)

Interest expense recorded on this swap transaction totaled $52,000 and $1,000 for the six months ended June 30, 2013 and June 30, 2012, respectively, and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses) recorded, net of tax, in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the six months ended June 30, 2013 and June 30, 2012.

2013
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	non interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$173	$—	$—

2012
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	non interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(20)	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheet:

	June 30, 2013		December 31, 2012
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Included in other assets/(liabilities):
Interest rate swap related to FHLB Advance	$15,000	$111	$15,000	$(176)

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Unrealized holding losses on available for sale securities	$(13,846)	$(206)	$(14,514)	$(640)
Reclassification adjustment for gains realized in income	(310)	(1,721)	(648)	(1,993)
Income tax effect	5,620	765	6,019	1,045
Net change in unrealized (loss) gain on available for sale securities	(8,536)	(1,162)	(9,143)	(1,588)

Change in post-retirement obligation	81	71	145	144
Income tax effect	(32)	(28)	(57)	(57)
Net change in post-retirement obligation	49	43	88	87

Change in fair value of derivatives used for cash flow hedges	259	(33)	287	(33)
Reclassification adjustment for gains realized in income	—	—	—	—
Income tax effect	(103)	13	(114)	13
Net change in unrealized loss on cash flow hedge	156	(20)	173	(20)

Total	$(8,331)	$(1,139)	$(8,882)	$(1,521)

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of		Balance as of
	December 31,	Current Period	June 30,
(In thousands)	2012	Change	2013
Unrealized gains (losses) on available for sale securities	$2,738	$(9,143)	$(6,405)
Unrealized (losses) gains on pension benefits	(3,050)	88	(2,962)
Unrealized (losses) gains on cash flow hedges	(106)	173	67
Total	$(418)	$(8,882)	$(9,300)

The following represents the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended		Affected Line Item
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	in the Consolidated Statements of Income
Unrealized gains (losses) on available for sale securities:
Realized gain on sale of available for sale securities	$310	$1,721	$648	$1,993	Net securities gains
Income tax expense	(123)	(683)	(257)	(791)	Income tax expense
Net of tax	$187	$1,038	$391	$1,202

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit (cost)	$19	$(3)	$38	$(5)	Salaries and employee benefits
Transition obligation	(7)	(7)	(14)	(14)	Salaries and employee benefits
Actuarial losses	(85)	(62)	(161)	(124)	Salaries and employee benefits
	$(73)	$(72)	$(137)	$(143)
Income tax benefit	29	29	54	57	Income tax expense
Net of tax	$(44)	$(43)	$(83)	$(86)

Total reclassifications, net of tax	$143	$995	$308	$1,116

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

Quarterly Highlights

•                  Net income of $3.3 million and $0.36 per diluted share for the second quarter 2013 compared to $3.1 million or $0.36 per diluted share for the second quarter of 2012.

•                  Returns on average assets and equity were 0.79% and 10.74%, respectively.

•                  Net interest income increased to $12.3 million for the second quarter of 2013 compared to $11.8 million in 2012.

•                  Net interest margin was 3.23% for the second quarter of 2013 compared to 3.63% for the 2012 period.

•                  Loans held for investments at June 30, 2013 of $900.9 million, an increase of $102.5 million or 12.8% over December 31, 2012.

•                  Total assets of $1.73 billion at June 30, 2013, increased $103.9 million or 6.4% compared to December 31, 2012.

•                  Deposits of $1.46 billion at June 30, 2013, increased $45.8 million or 3.2% over December 31, 2012.

•                  Allowance for loan losses was 1.68% of total loans at June 30, 2013, compared to 1.81% at December 31, 2012.

•                  Tier 1 Capital increased $7.8 million or 5.9% to $140.72 million at June 30, 2013, compared to December 31, 2012.

•                  A cash dividend of $0.23 per share was declared in July 2013 for the second quarter.

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

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Since April 2010 the Federal Reserve has maintained the federal funds target rate between 0 and 25 basis points due to a continued national depressed housing market, tight credit markets and as an effort to foster employment. In June 2013, the FOMC announced it will continue purchasing agency mortgage-backed securities and longer term Treasury securities at a pace of $45 billion a month and $45 billion a month, respectively, until certain improvements in the economy are achieved. The FOMC will continue to reinvest principal payments of agency mortgage-backed securities and roll over maturing Treasury securities. These actions have resulted in a prolonged low interest rate environment reducing yields on interest earning assets and compressing the Company’s net interest margin. The FOMC anticipates maintaining the federal funds target rate until the outlook for employment and inflation are in line with the Committee’s long term objectives.

Growth and service strategies have the potential to offset the compression on net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2008, the Bank has opened nine new branches, including the most recent branch openings in March 2013 in Rocky Point, New York, and in May 2013 in Shelter Island, New York. Most of the recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. In May 2011, the Bank acquired Hampton State Bank (“HSB”) which increased the Bank’s presence in an existing market with a branch located in the Village of Southampton. After careful consideration, management decided to close its existing branch on County Road 39 in Southampton, New York, effective in April 2013. Management has demonstrated its ability to successfully integrate the former HSB customers and achieve expected cost savings while continuing to execute its business strategy. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

Challenges and Opportunities

The Bank continues to face challenges associated with a fragile economic recovery, ever increasing regulations, and the current interest rate environment. During the second quarter of 2013, longer term interest rates rose dramatically as signs of economic improvement led to speculation that the Federal Reserve would slowdown or stop its bond buying program. Over time, this increase in longer term rates should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of our available for sale securities declined, resulting in net unrealized losses and a reduction in shareholders’ equity.

The Bank continually refines its balance sheet management strategies for the eventuality of rising rates. These alternatives include pursuing stable core deposits, extending the maturities of certain borrowings, shortening the maturities of investment holdings and emphasizing shorter term or adjustable rate loans.  Each approach has a cost. For deposit growth, the Bank needs to add branches and continue to invest in people and technology. The other strategies either increase current period interest expense or provide lower interest income levels. Over time, the cost of these strategies should provide long term benefit.

New regulations required under Dodd-Frank continue to be issued and in July 2013, the regulatory agencies issued final capital rules under Basel III which become effective for our Company in January 2015. The final rules, while more favorable to community banks, require that all banks maintain higher levels of capital. Management believes the Bank’s current capital levels would meet these new requirements. These factors taken together present formidable challenges to the banking industry

The key to delivering on the Company’s mission is combining its expanding branch network, improving technology, and experienced professionals with the critical element of local decision making. The successful expansion of the franchise’s geographic reach continues to deliver the desired results: increasing core deposits and loans, and generating higher levels of revenue and income.

Corporate objectives for 2013 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow its franchise and continued investments to generate core funding, quality loans and new sources of revenue, remain keys to continue creating long term shareholder value. Management remains committed to branch based banking and during 2013, the Company has opened two new branches, one in Rocky Point, New York, in March 2013 and one in Shelter Island, New York, in May 2013. The Bank also received regulatory approval to open an additional branch in Bay Shore, New York, and a loan production office in Riverhead, New York. The Company expects to open the Bay Shore branch and the loan production office during the second half of 2013. The Company launched its new electronic banking platform in the first half of 2013. This new platform allows the Company to enhance the delivery of current technology, and more importantly, effectively deliver the next generation of products and services to its existing and new customer base. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2013, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended June 30, 2013 was $3.3 million and $0.36 per diluted share as compared to $3.1 million and $0.36 per diluted share for the same period in 2012.  The increase in net income reflects growth in net interest income, a decrease in provision for loan losses, partially offset by lower non interest income and increased operating expenses. Changes for the three months ended June 30, 2013 compared to June 30, 2012 include: (i) a $0.5 million or 4.2% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $1.9 million or 76.0% decrease in the provision for loan losses; (iii) a $1.3 million or 35.1% decrease in total non interest income as a result of decreased net securities gains of $1.4 million, partially offset by higher fees for other customer services of $0.2 million; and (iv) an $0.8 million or 9.2% increase in total non interest expense due to an increase of $0.5 million of occupancy and equipment expense, an increase of $0.1 million in technology and communications, and an increase of $0.1 million in salary and employee benefits, due to the opening of three new branches and the new Internet banking platform. Additionally there was an increase in other operating expenses of $0.1 million. The effective income tax rate was 32.5% for the quarter ended June 30, 2013 and June 30, 2012.

Net income for the six months ended June 30, 2013 was $6.4 million and $0.70 per diluted share as compared to $6.0 million and $0.71 per diluted share for the same period in 2012. Changes for the six months ended June 30, 2013 compared to June 30, 2012 include: (i) a $1.0 million or 4.4% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $2.2 million or 65.4% decrease in the provision for loan losses; (iii) a $1.2 million or 20.5% decrease in total non interest income as a result of decreased net securities gains of $1.3 million, offset by higher fees for other customer services of $0.2 million; and (iv) a $1.5 million or 8.8% increase in total non interest expense primarily due to a $0.4 million increase in salaries and employee benefits related to increased staffing levels, a $0.7 million increase in occupancy and equipment due to the opening of three new branches, a $0.1 million increase in technology and communications due to new facilities and the new Internet banking platform, a $0.1 million increase in marketing and advertising, a $0.1 million increase in FDIC assessments, and a $0.2 million increase in other operating expenses, offset in part by a $0.2 million decrease in cost of extinguishment of debt, due to the prepayment of $5 million repurchase agreement in February 2012. The effective income tax rate was 32.2% for the six months ended June 30, 2013 compared to 32.1% for the same period last year.

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

	Three months ended June 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1) (2)	$864,353	$11,190	5.19%	$649,420	$9,764	6.05%
Mortgage-backed securities, CMOs and other asset-backed securities	373,957	1,469	1.58	331,602	2,064	2.50
Tax exempt securities (2)	124,134	848	2.74	144,051	982	2.74
Taxable securities	194,437	897	1.85	192,764	1,192	2.49
Deposits with banks	11,076	8	0.29	27,284	18	0.27
Total interest earning assets	1,567,957	14,412	3.69	1,345,121	14,020	4.19
Non interest earning assets:
Cash and due from banks	38,786			22,130
Other assets	51,125			51,597
Total assets	$1,657,868			$1,418,848

Interest bearing liabilities:
Savings, NOW and money market deposits	$815,145	$859	0.42%	$722,023	$931	0.52%
Certificates of deposit of $100,000 or more	119,615	341	1.14	135,585	367	1.09
Other time deposits	38,693	86	0.89	41,994	109	1.04
Federal funds purchased and repurchase agreements	69,417	131	0.76	41,756	115	1.11
Federal Home Loan Bank term advances	16,384	43	1.05	7,527	8	0.43
Junior Subordinated Debentures	16,002	342	8.57	16,002	342	8.60
Total interest bearing liabilities	1,075,256	1,802	0.67	964,887	1,872	0.78
Non interest bearing liabilities:
Demand deposits	454,283			340,318
Other liabilities	6,923			7,005
Total liabilities	1,536,462			1,312,210
Stockholders’ equity	121,406			106,638
Total liabilities and stockholders’ equity	$1,657,868			$1,418,848

Net interest income/interest rate spread (3)		12,610	3.02%		12,148	3.41%

Net interest earning assets/net interest margin (4)	$492,701		3.23%	$380,234		3.63%

Ratio of interest earning assets to interest bearing liabilities			145.82%			139.41%

Less: Tax equivalent adjustment		(304)			(343)

Net interest income		$12,306			$11,805

(1)  Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2)  The above table is presented on a tax equivalent basis.

(3)  Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(4)  Net interest margin represents net interest income divided by average interest earning assets.

	Six months ended June 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1) (2)	$837,505	$21,858	5.26%	$633,574	$19,286	6.12%
Mortgage-backed securities, CMOs and other asset-backed securities	361,693	2,912	1.62	314,397	4,083	2.61
Tax exempt securities (2)	131,287	1,779	2.73	142,165	2,185	3.09
Taxable securities	199,939	1,906	1.92	189,652	2,141	2.27
Deposits with banks	9,682	13	0.27	32,021	42	0.26
Total interest earning assets	1,540,106	28,468	3.73	1,311,809	27,737	4.25
Non interest earning assets:
Cash and due from banks	31,078			21,581
Other assets	49,026			49,806
Total assets	$1,620,210			$1,383,196

Interest bearing liabilities:
Savings, NOW and money market deposits	$795,623	$1,743	0.44%	$720,601	$1,877	0.52%
Certificates of deposit of $100,000 or more	118,934	670	1.14	136,738	753	1.11
Other time deposits	38,974	171	0.88	42,056	223	1.07
Federal funds purchased and repurchase agreements	63,469	255	0.81	29,032	226	1.57
Federal Home Loan Bank term advances	15,696	83	1.07	3,764	8	0.43
Junior Subordinated Debentures	16,002	683	8.61	16,002	683	8.58
Total interest bearing liabilities	1,048,698	3,605	0.69	948,193	3,770	0.80
Non interest bearing liabilities:
Demand deposits	445,205			323,523
Other liabilities	6,661			6,836
Total liabilities	1,500,564			1,278,552
Stockholders’ equity	119,646			104,644
Total liabilities and stockholders’ equity	$1,620,210			$1,383,196

Net interest income/interest rate spread (3)		24,863	3.04%		23,967	3.45%

Net interest earning assets/net interest margin (4)	$491,408		3.26%	$363,616		3.67%

Ratio of interest earning assets to interest bearing liabilities			146.86%			138.35%

Less: Tax equivalent adjustment		(629)			(762)

Net interest income		$24,234			$23,205

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

	Three months ended June 30,			Six months ended June 30,
	2013 Over 2012			2013 Over 2012
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1) (2)	$8,811	$(7,385)	$1,426	$9,376	$(6,804)	$2,572
Mortgage-backed securities	1,419	(2,014)	(595)	1,435	(2,606)	(1,171)
Tax exempt securities (2)	(134)	—	(134)	(161)	(245)	(406)
Taxable securities	71	(366)	(295)	284	(519)	(235)
Federal funds sold	—	—	—	—	—	—
Deposits with banks	(19)	9	(10)	(34)	5	(29)
Total interest earning assets	10,148	(9,756)	392	10,900	(10,169)	731

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	551	(623)	(72)	411	(545)	(134)
Certificates of deposit of $100,000 or more	(116)	90	(26)	(136)	53	(83)
Other time deposits	(8)	(15)	(23)	(15)	(37)	(52)
Federal funds purchased and repurchase agreements	209	(193)	16	334	(305)	29
Federal Home Loan Bank Advances	19	16	35	51	24	75
Junior subordinated debentures	—	—	—	—	—	—
Total interest bearing liabilities	655	(725)	(70)	645	(810)	(165)
Net interest income	$9,493	$(9,031)	$462	$10,255	$(9,359)	$896

(1) Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended June 30, 2013 and June 30, 2012

Net interest income was $12.3 million for the three months ended June 30, 2013 compared to $11.8 million for the same period in 2012, an increase of $0.5 million or 4.2%. Net interest margin declined to 3.23% for the quarter ended June 30, 2013, compared to 3.63% for the quarter ended June 30, 2012 as a result of the historically low market interest rates on repricing assets and liabilities offsetting strong deposit growth and higher loan demand. The total average interest earning assets increased $222.8 million or 16.6%, yielding 3.69% and the overall funding cost was 0.47%, including demand deposits. The yield on interest earning assets decreased approximately 50 basis points which was partly offset by the decline in cost of interest bearing liabilities, which decreased approximately 11 basis points during the second quarter of 2013 compared to 2012. The increase in average total deposits of $187.8 million and the increase in average borrowings of $36.5 million, funded loans and securities, which grew $215.0 million and $24.1 million, respectively, from the comparable 2012 quarter.

For the three months ended June 30, 2013, average net loans grew by $215.0 million or 33.1% to $864.4 million as compared to $649.4 million for the same period in 2012, driven by growth in commercial real estate mortgage loans, multi-family mortgage loans, and commercial, financial and agricultural loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended June 30, 2013, average total securities increased by $24.1 million or 3.6% to $692.5 million as compared to $668.4 million for the three months ended June 30, 2012. There were no federal funds sold for the three months ended June 30,

2013 and 2012. The average interest earning cash decreased by $16.2 million to $11.1 million for the three months ended June 30, 2013 as compared to $27.3 million for the same period in 2012.

Average total interest bearing liabilities were $1.1 billion for the three months ended June 30, 2013 compared to $964.9 million for the same period in 2012. The Bank grew deposits as a result of opening three new branches, as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates and the lower average balance of higher cost CDs, resulted in a decrease in the cost of interest bearing liabilities to 0.67% for the three months ended June 30, 2013 from 0.78 % for the same period in 2012.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended June 30, 2013, average total deposits increased by $187.8 million or 15.1% to $1.4 billion from $1.2 billion from the same period in 2012.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $93.1 million or 12.9% to $815.1 million for the three months ended June 30, 2013 compared to $722.0 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $19.3 million or 10.9% to $158.3 million for 2013 as compared to $177.6 million for the same period last year.  Average balances in demand deposits increased $114.0 million or 33.5% to $454.3 million for 2013 as compared to $340.3 million for the same period last year. Average public fund deposits comprised 18.0% of total average deposits during the three months ended June 30, 2013 and 19.0% of total average deposits for the same period in 2012.  Average federal funds purchased and repurchase agreements increased $27.6 million or 66.2% to $69.4 million for the three months ended June 30, 2013 compared to $41.8 million for the same period in the prior year. For the three months ended June 30, 2013 there was an average balance of $16.4 million in FHLB term advances, an increase of $8.9 million or 117.7% compared to a $7.5 million for the same period last year.

Total interest income increased $0.4 million or 3.2% to $14.1 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the three months ended June 30, 2013 from $13.7 million for the same period in 2012.  Interest income on loans increased $1.4 million or 14.6% to $11.2 million for the three months ended June 30, 2013 from $9.8 million for the same period in 2012. The yield on average loans was 5.19% for 2013 as compared to 6.05% in 2012.

Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $1.0 million to $2.9 million for the three months ended June 30, 2013 compared to $3.9 million for the same period in 2012.  Interest income on securities included net amortization of premium of $1.5 million and a tax equivalent adjustment of $0.3 million in the 2013 compared to net amortization of premium of $1.1 million and tax equivalent adjustment of $0.3 million for the same period in 2012.  The tax adjusted average yield on total securities was 1.9% for 2013 as compared to 2.6% in 2012.

Interest expense was $1.8 million for the three months ended June 30, 2013 compared to $1.9 million for the same period last year.

Analysis of Net Interest Income for the Six Months ended June 30, 2013 and June 30, 2012

Net interest income was $24.2 million for the six months ended June 30, 2013 compared to $23.2 million for the same period in 2012, an increase of $1.0 million or 4.4%. Net interest margin declined to 3.26% for the six months ended June 30, 2013 compared to 3.67% for the six months ended June 30, 2012 as a result of the historically low market interest rates on repricing assets and liabilities offsetting strong deposit growth and higher loan demand. The total average interest earning assets increased $228.3 million or 17.4% to $1.5 billion for the six months ended June 30, 2013 compared to $1.3 billion for the same period in 2012. The yield on interest earning assets decreased approximately 52 basis points which was partly offset by the cost of interest bearing liabilities, which decreased approximately 11 basis points during the first six months of 2013 compared to 2012. The increase in average total deposits of $175.8 million and the increase in average borrowings of $46.4 million, funded loans and securities, which grew $203.9 million and $46.7 million, respectively, from the comparable 2012 period.

For the six months ended June 30, 2013, average net loans grew by $203.9 million or 32.2% to $837.5 million as compared to $633.6 million for the same period in 2012, primarily driven by growth in commercial real estate mortgage loans, multi-family mortgage loans, and commercial, financial and agricultural loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the six months ended June 30, 2013, average total securities increased by $46.7 million or 7.2% to $692.9 million as compared to $646.2 million for the six months ended June 30, 2012. There were no federal funds sold for the six month ended June 30, 2013 or 2012. The average interest earning cash decreased by $22.3 million or 69.8% to $9.7 million for the six months ended June 30, 2013 as compared to $32.0 million for the same period in 2012.

Average total interest bearing liabilities were $1.0 billion for the six months ended June 30, 2013 compared to $948.2 million for the same period in 2012.  The Bank grew deposits as a result of opening three new branches as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 69 basis points for the six months ended June 30, 2013 from 80 basis points for the same period in 2012.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the six months ended June 30, 2013, average total deposits increased by $175.8 million or 14.4% to $1.4 billion from $1.2 billion for the same period in 2012.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $75.0 million or 10.4% to $795.6 million for the six months ended June 30, 2013 compared to $720.6 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $20.9 million or 11.7% to $157.9 million for 2013 as compared to $178.8 million for the same period last year.  Average balances in demand deposits increased $121.7 million or 37.6% to $445.2 million for 2013 as compared to $323.5 million for the same period last year. Average public fund deposits comprised 18.9% of total average deposits during the six months ended June 30, 2013 and 19.6% of total average deposits for the same period in 2012.  Average federal funds purchased and repurchase agreements increased $34.5 million or 118.6% to $63.5 million for the six months ended June 30, 2013 as compared to $29.0 million for the same period in the prior year. For the six months ended June 30, 2013 the average balance of FHLB term advances was $15.7 million, an increase of $11.9 million or 317.0% as compared to $3.8 million for the same period in 2012.

Total interest income increased $0.8 million or 3.2% to $27.8 million for the six months ended June 30, 2013 from $27.0 million for the same period in 2012.  Interest income on loans increased $2.6 million or 13.3% to $21.9 million for the six months ended June 30, 2013 from $19.3 million for the same period in 2012. The yield on average loans was 5.26% for 2013 as compared to 6.12% in 2012.

Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $1.7 million to $6.0 million for the six months ended June 30, 2013 compared to $7.7 million for the same period in 2012.  Interest income on securities included net amortization of premium of $3.0 million and a tax equivalent adjustment of $0.6 million in the 2013 compared to net amortization of premium of $2.1 million and a tax equivalent adjustment of $0.8 million for the same period in 2012.  The tax adjusted average yield on total securities was 1.9% for 2013 as compared to 2.6% in 2012.

Interest expense decreased to $3.6 million for the six months ended June 30, 2013 compared to $3.8 million for the same period last year.

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

Fiscal and monetary policy initiatives implemented to combat the recession may be showing signs towards slight economic improvement. The recovery has been tepid with a continuing overhang of foreclosed homes and a marked lack of job creation. During 2013, there was a positive change in the perception of the domestic economy with the U.S. stock markets increasing. The 10 year Treasury interest rates increased during the first half of 2013 as well. However, the budgetary problems that continue in Europe and other parts of the world have contributed to economic uncertainty. Locally, Suffolk County sales tax revenue has increased during the first half of 2013 signaling an improvement in the economy. Increased sales should benefit the Bank’s customers. Although the asset quality measures for the Bank remain strong, management continually assesses the allowance for loan losses in order to reasonably reserve against continued weakness in the overall economy.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio, net charge-offs, and macroeconomic factors, a provision for loan losses of $0.6 million and $1.2 million was recorded during the three and six months ended June 30, 2013 compared to a provision for loan loss of $2.5 million and $3.3 million that was recorded during the same period in 2012. Net charge-offs were $0.4 million for the quarter ended June 30, 2013 compared to $1.4 million for the year ended December 31, 2012 and $0.3 million for the quarter ended June 30, 2012. The ratio of allowance for loan losses to nonaccrual loans was 429% and 439% at June 30, 2013 and December 31, 2012, respectively. The allowance for loan losses increased to $15.1 million at June 30, 2013 as compared to $14.4 million at December 31, 2012. As a percentage of total loans, the allowance was 1.68%

at June 30, 2013 compared to 1.81% at December 31, 2012. Management continues to carefully monitor the loan portfolio as well as real estate trends in Suffolk County and eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub-prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

Loans of approximately $51.2 million or 5.7% of total loans at June 30, 2013 were categorized as criticized loans compared to $53.6 million or 6.7% at December 31, 2012 and $54.3 million or 8.0% at June 30, 2012. Criticized loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as criticized loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.

At June 30, 2013, approximately $32.7 million of criticized loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $32.7 million of CRE loans, $28.4 million were current and $4.3 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees. At June 30, 2013, approximately $6.4 million of criticized loans were residential real estate loans with $3.7 million current and $2.7 million past due. Commercial, financial, and agricultural loans represented $8.5 million of criticized loans, of which $8.0 million was current and $0.5 million was past due. Approximately $3.4 million of criticized loans represented real estate construction and land loans, which were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.1 million in criticized loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans. There were no multi-family loans that were categorized as criticized loans as of June 30, 2013 or December 31, 2012.

CRE loans, including multi-family loans, represented $485.8 million or 54.0% of the total loan portfolio at June 30, 2013 compared to $398.9 million or 50.0% at December 31, 2012 and $353.9 million or 52.2% at June 30, 2012. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and stabilized in 2010. Since 2010, there appears to be an increase in residential and commercial real estate values but not back to the same levels as in 2007. The estimated decline in residential and commercial real estate values range from 10-15% from the 2007 levels, depending on the nature and location of the real estate.

As of June 30, 2013 and December 31, 2012, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.0 million and $8.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDR loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

Nonaccrual loans increased $0.2 million to $3.5 million or 0.39% of total loans at June 30, 2013 from $3.3 million or 0.41% of total loans at December 31, 2012. Approximately $0.8 million and $1.0 million of the nonaccrual loans at June 30, 2013 and December 31, 2012, respectively, were troubled debt restructured loans. As of June 30, 2013, two of the borrowers with loans totaling $0.2 million are complying with the modified terms of the loans and is currently making payments. The remaining borrower with loans totaling $0.6 million is currently in default and foreclosure proceedings have been initiated.  In addition, there was a charge-off of $0.1 million during the second quarter 2013. Total nonaccrual TDR loans are secured with collateral that has an appraised value of $2.5 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors. Approximately $1.0 million of the nonaccrual loans at December 31, 2012 represented troubled debt restructured loans where two of the borrowers were complying with the modified terms of the loans and were currently making payments and another borrower is currently in default and foreclosure proceedings have been initiated. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company had eight borrowers with performing TDR loans of $5.7 million at June 30, 2013 that are secured with collateral that has an appraised value of approximately $12.9 million. As of June 30, 2013, all loans are current and paying according to their terms.  At December 31, 2012, the Company had six borrowers with TDR loans of $5.0 million that were current and secured with collateral that had an appraised value of approximately $11.5 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors.

The Bank had $0.3 million foreclosed real estate at June 30, 2013 and December 31, 2012, respectively and none at June 30, 2012.

The following table sets forth changes in the allowance for loan losses:

	For the Six Months Ended	For the Year Ended
(Dollars in thousands)	June 30, 2013	December 31, 2012
Allowance for loan losses balance at beginning of period	$14,439	$10,837

Charge-offs:
Residential real estate mortgage loans	201	1,210
Commercial, financial and agricultural loans	260	285
Real estate construction and land loans	22	—
Installment/consumer loans	50	15
Total	533	1,510

Recoveries:
Residential real estate mortgage loans	3	7
Commercial, financial and agricultural loans	67	83
Real estate construction and land loans	1	—
Installment/consumer loans	3	22
Total	74	112

Net charge-offs	(459)	(1,398)
Provision for loan losses charged to operations	1,150	5,000
Balance at end of period	$15,130	$14,439

Ratio of annualized net charge-offs during the period to average loans outstanding	(0.11)%	(0.21)%

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	June 30, 2013		December 31, 2012
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$5,200	43.7%	$4,445	41.7%
Multi-family loans	1,430	10.3	1,239	8.3
Residential real estate mortgage loans	2,691	16.3	2,803	18.0
Commercial, financial & agricultural loans	3,995	22.9	4,349	24.7
Real estate construction and land loans	1,602	5.8	1,375	6.1
Installment/consumer loans	212	1.0	228	1.2
Total	$15,130	100.0%	$14,439	100.0%

Non Interest Income

Total non interest income decreased $1.3 million or 35.1% to $2.5 million for the three months ended June 30, 2013 compared to $3.8 million for the same period in 2012. The decline was the result of a decrease of $1.4 million in net securities gains and lower title fee income of $0.1 million, partially offset by an increase in fees for other customer services of $0.2 million related to debit card and investment services income.

Total non interest income decreased $1.2 million or 20.5% to $4.6 million for the six months ended June 30, 2013 compared to $5.8 million for the same period in 2012. The decrease was primarily the result of lower net securities gains of $1.3 million, partially offset by an increase in fees for other customer services of $0.2 million related to debit card and investment services income.

Non Interest Expense

Total non interest expense increased $0.8 million or 9.2% to $9.4 million during the three months ended June 30, 2013 compared to $8.6 million over the same period in 2012. Salaries and employees benefits were $5.3 million for the three months ended June 30, 2013 and 2012. Occupancy and equipment expense increased $0.4 million to $1.4 million as of June 30, 2013 as compared to $1.0 million for the same period last year due the opening of three branches and the new administrative office. Technology and communication expense increased $0.1 million to $0.6 million as compared to $0.5 million for the same period in 2012 due to new facilities and the new Internet banking platform. Other operating expenses increased $0.1 million to $0.9 million as compared to $0.8 million for the same period last year.

Total non interest expense increased $1.5 million or 8.8% to $18.3 million during the six months ended June 30, 2013 compared to $16.8 million over the same period in 2012. Salaries and employees benefits increased $0.3 million or 3.3% to $10.7 million for the six months ended June 30, 2013 from $10.4 million for the same period in 2012. The increase reflects additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio. Occupancy and equipment expense increased $0.7 million to $2.6 million as of June 30, 2013 as compared to $1.9 million for the same period last year due the opening of three branches and the new administrative office. Technology and communications increased $0.2 million to $1.2 million as of June 30, 2013 as compared to $1.0 million for the same period last year due to new facilities and the new Internet banking platform. Marketing and advertising increased $0.1 million to $0.9 million as compared to $0.8 million for the same period last year. FDIC assessments increased $0.1 million to $0.4 million as compared to $0.3 million for the same period last year. Other operating expenses increased $0.2 million to $1.8 million as compared to $1.6 million for the same period in 2012. The increase in non interest expense was partially offset by a decrease in cost of extinguishment of debt of $0.2 million as compared to 2012.

Income Taxes

The provision for income taxes increased $0.1 million or 6.2% to $1.6 million for the three months ended June 30, 2013 compared to $1.5 million for the three months ended June 30, 2012 primarily due to higher pretax income. The effective tax rate was 32.5% for the three months ended June 30, 2013 and June 30, 2012.

The provision for income taxes increased $0.2 million or 6.5% to $3.0 million for the six months ended June 30, 2013 compared to $2.8 million for the six months ended June 30, 2012 primarily due to higher pretax income. The effective tax rate for the six months ended June 30, 2013 increased to 32.2% from 32.1% for the same period last year. The increase in the effective rate was a result of a lower percentage of interest income from tax exempt securities and a higher federal statutory rate.

Financial Condition

Total assets grew to $1.73 billion, a 23.3% increase over the June 30, 2012 level of $1.40 billion and increased 6.4% over the December 31, 2012 level of $1.62 billion. The growth from June 30, 2012 and December 31, 2012 was primarily funded by deposits and borrowings. This increase reflects strong organic growth in existing markets and expansion into new markets.

Cash and due from banks decreased $11.3 million and interest earning deposits with banks increased $0.8 million compared to December 31, 2012. Total securities increased $3.1 million or 0.4% to $742.9 million and loans held for investments increased $102.5 million or 12.8% to $900.9 million compared to December 31, 2012 levels. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Other assets increased $4.6 million to $17.3 million compared to December 31, 2012, due to deferred tax effects on the fair value of the available for sale securities. Total deposits increased $45.8 million to $1.46 billion at June 30, 2013 compared to $1.41 billion at December 31, 2012. Demand deposits decreased $56.3 million to $472.9 million as of June 30, 2013 compared to $529.2 million at December 31, 2012 related to the seasonal decline in municipal deposits. Savings, NOW and money market deposits increased $102.7 million to $825.6 million at June 30, 2013 from $722.9 million at December 31, 2012. Certificates of deposit of $100,000 or more decreased $0.8 million to $117.9 million at June 30, 2013, from $118.7 million at December 31, 2012. Other time deposits increased $0.2 million to $38.7 million at June 30, 2013, from $38.5 million at December 31, 2012. Federal funds purchased and Federal Home Loan Bank overnight borrowings were $95.5 million, an increase of $51.0 million or 114.6% as of June 30, 2013 compared to $44.5 million at December 31, 2012. Federal Home Loan Bank term advances were $15.0 million as of June 30, 2013 and December 31, 2012, respectively. Repurchase agreements decreased $1.1 million to $11.3 million at June 30, 2013 compared to $12.4 million as of December 31, 2012. Junior subordinated debenture remained at $16.0 million as of June 30, 2013 compared to December 31, 2012. Other liabilities and accrued expenses increased $9.3 million to $18.0 million as of June 30, 2013 from $8.7 million as of December 31, 2012 primarily due to $6.7 million of securities purchased that did not settle until July 2013. Stockholders’ equity was $117.6 million at June 30, 2013, a decrease of $1.1 million or 0.9% from December 31, 2012, reflecting a change in the valuation of the fair value of securities that resulted in a net unrealized loss on securities, net of deferred income tax of $6.4 million compared to a net unrealized gain on securities, net of deferred income tax of $2.7 million as of December 31, 2012. The decrease in stockholders’ equity was partially offset by net income of $6.4 million, $0.7 million related to stock based compensation and $3.0 million of capital raised through the DRP offset by $2.1 million paid in dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Company’s principal sources of liquidity included cash and cash equivalents of $5.5 million as of June 30, 2013, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the six months ended June 30, 2013, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. At June 30, 2013, the Bank had $32.0 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At June 30, 2013, the Bank had aggregate lines of credit of $282.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $262.5 million is available on an unsecured basis. As of June 30, 2013, the Bank had $35.5 million outstanding in overnight fed funds purchased.  As of December 31, 2012, the Bank had $44.5 million outstanding in overnight borrowings.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  As of June 30, 2013, the Bank had $60.0 million in FHLB overnight borrowings outstanding.  At December 31, 2012, the Bank did not have any overnight borrowings outstanding under these lines.  As of June 30, 2013 and December 31, 2012, the Bank had $15.0 million outstanding in FHLB advances.  As of June 30, 2013, the Bank had $10.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.3 million outstanding with customers.  The Bank had $10.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2012 with brokers and $2.4 million outstanding with customers.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of June 30, 2013 and December 31, 2012, the Bank had no brokered certificates of deposits.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested overnight at the highest rate available at the Federal Reserve or in federal funds sold.  The Bank invested $3.4 million at the Federal Reserve as of June 30, 2013, $33.4 million as of June 30, 2012 and $2.6 million as of December 31, 2012. The Bank did not have overnight federal funds sold as of June 30, 2013, June 30, 2012 or December 31, 2012.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct and material adverse effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of June 30, 2013, the Company and the Bank met all capital adequacy requirements. The recently adopted Basel capital rule that strengthens regulatory capital standards will adjust the prompt corrective action categories.

On December 21, 2012, the Company filed a shelf registration statement on Form S-3 to register up to $75 million of securities and a prospectus and prospectus supplement, replacing the previously expired shelf registration statement on Form S-3 filed in June 2009.

The Company has the ability to issue additional common stock and/or preferred stock should the need arise.

At June 30, 2013 and December 31, 2012, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)

As of June 30,	2013
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$154,854	13.7%	$90,324	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	140,728	12.5%	45,162	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	140,728	8.5%	66,231	4.0%	n/a	n/a

As of December 31,	2012
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$145,765	14.2%	$82,171	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	132,906	12.9%	41,085	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	132,906	8.4%	63,136	4.0%	n/a	n/a

Bridgehampton National Bank

As of June 30,	2013
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$149,282	13.2%	$90,306	8.0%	$112,883	10.0%
Tier 1 Capital (to risk weighted assets)	135,159	12.0%	45,153	4.0%	67,730	6.0%
Tier 1 Capital (to average assets)	135,159	8.2%	66,223	4.0%	82,779	5.0%

As of December 31,	2012
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$140,487	13.7%	$82,155	8.0%	$102,693	10.0%
Tier 1 Capital (to risk weighted assets)	127,630	12.4%	41,077	4.0%	61,616	6.0%
Tier 1 Capital (to average assets)	127,630	8.1%	63,132	4.0%	78,915	5.0%

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

Recent Regulatory and Accounting Developments

Refer to Note 14. “Recent Accounting Pronouncements”, of the Notes to the Consolidated Financial Statements for details related to recent accounting developments.

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

At June 30, 2013, $695.5 million or 92.9% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in market interest rates could also affect the type (fixed-rate or adjustable-rate) and the amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at June 30, 2013:

	June 30, 2013
	Potential Change
Change in Interest	in Net
Rates in Basis Points	Interest Income
(Dollars in thousands)	$ Change	% Change
200	$(3,583)	(6.60)%
100	$(1,054)	(1.94)%
Static	—	—
(100)	$(48)	(0.09)%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Not applicable.

(b)                                 Not applicable.

(c)                                  Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

3.2	Amended By-laws of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Bridge Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013, filed on August 8, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (vi) the Condensed Notes to Consolidated Financial Statements. (1)

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

BRIDGE BANCORP, INC.
Registrant

August 8, 2013	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

August 8, 2013	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer