Form 10-Q
period 2013-09-30
BRIDGE BANCORP INC
filed 2013-11-07
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

______________________

Commission file number 001-34096

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

There were 11,175,571 shares of common stock outstanding as of November 5, 2013.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$32,612	$46,855
Interest earning deposits with banks	4,362	4,394
Total cash and cash equivalents	36,974	51,249

Securities available for sale, at fair value	488,664	529,070
Securities held to maturity (fair value of $195,415 and $213,702, respectively)	197,622	210,735
Total securities	686,286	739,805

Securities, restricted	4,424	2,978

Loans held for investments	933,234	798,446
Allowance for loan losses	(15,483)	(14,439)
Loans, net	917,751	784,007

Premises and equipment, net	27,830	26,001
Accrued interest receivable	5,454	5,436
Goodwill	2,034	2,034
Core deposit intangible	204	249
Other real estate owned	—	250
Other assets	20,597	12,704
Total Assets	$1,701,554	$1,624,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$487,281	$529,205
Savings, NOW and money market deposits	868,318	722,869
Certificates of deposit of $100,000 or more	69,625	118,724
Other time deposits	37,800	38,524
Total deposits	1,463,024	1,409,322

Federal funds purchased and Federal Home Loan Bank overnight borrowings	41,000	44,500
Federal Home Loan Bank term advances	40,000	15,000
Repurchase agreements	11,315	12,390
Junior subordinated debentures	16,002	16,002
Accrued interest payable	219	147
Other liabilities and accrued expenses	10,987	8,680
Total Liabilities	1,582,547	1,506,041

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 9,254,247 and 8,923,010 shares issued, respectively; 9,249,925 and 8,907,890 shares outstanding, respectively	93	89
Surplus	70,428	64,208
Retained earnings	60,413	55,102
Less: Treasury Stock at cost, 4,322 and 15,120 shares, respectively	(103)	(309)
	130,831	119,090
Accumulated other comprehensive income (loss):
Net unrealized (loss) gain on securities, net of deferred income taxes of $5,689 and ($1,803), respectively	(8,642)	2,738
Pension liability, net of deferred income taxes of $1,950 and $2,036, respectively	(2,918)	(3,050)
Net unrealized loss on cash flow hedge, net of deferred income taxes of $174 and $70, respectively	(264)	(106)
Total Stockholders’ Equity	119,007	118,672
Total Liabilities and Stockholders’ Equity	$1,701,554	$1,624,713

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of  Income (unaudited)

(In thousands, except per share amounts)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans (including fee income)	$11,583	$10,467	$33,433	$29,753
Mortgage-backed securities, CMOs and other asset-backed securities	1,796	1,710	4,708	5,793
U.S. GSE securities	749	747	2,199	2,361
State and municipal obligations	650	579	1,976	2,164
Corporate Bonds	100	153	301	473
Deposits with banks	7	28	20	70
Other interest and dividend income	28	23	115	68
Total interest income	14,913	13,707	42,752	40,682

Interest expense:
Savings, NOW and money market deposits	905	952	2,648	2,829
Certificates of deposit of $100,000 or more	257	360	927	1,113
Other time deposits	86	101	257	324
Federal funds purchased and repurchase agreements	134	97	389	323
Federal Home Loan Bank advances	142	38	225	46
Junior subordinated debentures	341	341	1,024	1,024
Total interest expense	1,865	1,889	5,470	5,659

Net interest income	13,048	11,818	37,282	35,023
Provision for loan losses	500	600	1,650	3,925
Net interest income after provision for loan losses	12,548	11,218	35,632	31,098

Non interest income:
Service charges on deposit accounts	777	827	2,424	2,492
Fees for other customer services	925	854	2,486	2,179
Net securities gains	11	186	659	2,179
Title fee income	357	344	1,041	1,037
Other operating (loss) income	(10)	24	22	101
Total non interest income	2,060	2,235	6,632	7,988

Non interest expense:
Salaries and employee benefits	5,292	5,211	16,012	15,584
Occupancy and equipment	1,407	1,005	4,016	2,954
Technology and communications	726	545	1,885	1,569
Marketing and advertising	589	433	1,470	1,187
Professional services	336	232	957	803
FDIC assessments	239	190	675	542
Acquisition costs	338	—	338	—
Amortization of core deposit intangible	14	16	45	51
Cost of extinguishment of debt	—	—	—	158
Other operating expenses	920	847	2,726	2,419
Total non interest expense	9,861	8,479	28,124	25,267

Income before income taxes	4,747	4,974	14,140	13,819
Income tax expense	1,624	1,614	4,652	4,457
Net income	$3,123	$3,360	$9,488	$9,362
Basic earnings per share	$0.34	$0.39	$1.04	$1.09
Diluted earnings per share	$0.34	$0.39	$1.04	$1.09

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In thousands)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$3,123	$3,360	$9,488	$9,362
Other comprehensive (loss) income:
Change in unrealized net gains/losses on securities available for sale, net of reclassification and deferred tax effects	(2,237)	(91)	(11,380)	(1,679)
Adjustment to pension liability, net of deferred income taxes	44	43	132	130
Unrealized loss on cash flow hedge, net of deferred income taxes	(331)	(102)	(158)	(122)
Total other comprehensive loss	(2,524)	(150)	(11,406)	(1,671)
Comprehensive income (loss)	$599	$3,210	$(1,918)	$7,691

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	$89	$64,208	$55,102	$(309)	$(418)	$118,672
Net income			9,488			9,488
Shares issued under the dividend reinvestment plan (“DRP”)	3	5,608				5,611
Stock awards granted and distributed	1	(435)		434		—
Stock awards forfeited		79		(79)		—
Vesting of stock awards				(149)		(149)
Tax effect of stock plans		(9)				(9)
Share based compensation expense		977				977
Cash dividend declared, $0.46 per share			(4,177)			(4,177)
Other comprehensive loss, net of deferred income taxes					(11,406)	(11,406)
Balance at September 30, 2013	$93	$70,428	$60,413	$(103)	$(11,824)	$119,007

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	$84	$52,962	$52,228	$(715)	$2,428	$106,987
Net income			9,362			9,362
Shares issued under the dividend reinvestment plan (“DRP”)	3	6,561				6,564
Stock awards granted and distributed		(580)		580		—
Stock awards forfeited		6		(6)		—
Vesting of stock awards				(88)		(88)
Tax effect of stock plans		(10)				(10)
Share based compensation expense		1,030				1,030
Cash dividend declared, $0.69 per share			(5,858)			(5,858)
Other comprehensive loss, net of deferred income taxes					(1,671)	(1,671)
Balance at September 30, 2012	$87	$59,969	$55,732	$(229)	$757	$116,316

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the
	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net Income	$9,488	$9,362
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,650	3,925
Depreciation and amortization	1,498	1,313
Net amortization on securities	4,280	3,696
Amortization of core deposit intangible	45	51
Share based compensation expense	977	1,030
Net securities gains	(659)	(2,179)
Increase in accrued interest receivable	(18)	(472)
(Increase) decrease in other assets	(1,822)	244
Increase in accrued expenses and other liabilities	806	2,905
Net cash provided by operating activities	16,245	19,875

Cash flows from investing activities:
Purchases of securities available for sale	(228,021)	(388,698)
Purchases of securities, restricted	(49,843)	(16,325)
Purchases of securities held to maturity	(55,105)	(116,347)
Proceeds from sales of securities available for sale	129,431	67,077
Redemption of securities, restricted	48,397	15,007
Maturities, calls and principal payments of securities available for sale	117,771	211,802
Maturities, calls and principal payments of securities held to maturity	69,950	76,662
Net increase in loans	(135,394)	(119,321)
Proceeds from loan sale	—	575
Proceeds from sales of real estate owned, net	218
Purchase of premises and equipment	(3,327)	(2,462)
Net cash used in investing activities	(105,923)	(272,030)

Cash flows from financing activities:
Net increase in deposits	53,702	126,662
Net (decrease) increase in federal funds purchased and FHLB overnight borrowings	(3,500)	62,000
Net increase in FHLB term advances	25,000	15,000
Net decrease in repurchase agreements	(1,075)	(3,804)
Net proceeds from issuance of common stock	5,611	6,564
Repurchase of surrendered stock from vesting of restricted stock awards	(149)	(88)
Excess tax expense from share based compensation	(9)	(10)
Cash dividends paid	(4,177)	(5,858)
Net cash provided by financing activities	75,403	200,466

Net decrease in cash and cash equivalents	(14,275)	(51,689)
Cash and cash equivalents at beginning of period	51,249	79,546
Cash and cash equivalents at end of period	$36,974	$27,857

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$5,398	$5,766
Income tax	$4,152	$2,985

Noncash investing and financing activities:
Securities which settled in the subsequent period	$3,000	$17,874
Financing of sale of loans held for sale	$—	$1,725

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Bridge Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of New York. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), and a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”). In addition to the Bank, the Company has another subsidiary Bridge Statutory Capital Trust II, which was formed in 2009. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The computation of EPS for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended,		Nine months ended,
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net Income	$3,123	$3,360	$9,488	$9,362
Less: Dividends paid on and earnings allocated to participating securities	(85)	(88)	(254)	(244)
Income attributable to common stock	$3,038	$3,272	$9,234	$9,118

Weighted average common shares outstanding, including participating securities	9,241	8,695	9,109	8,573
Less: weighted average participating securities	(248)	(226)	(242)	(225)
Weighted average common shares outstanding	8,993	8,469	8,867	8,348
Basic earnings per common share	$0.34	$0.39	$1.04	$1.09

Income attributable to common stock	$3,038	$3,272	$9,234	$9,118

Weighted average common shares outstanding	8,993	8,469	8,867	8,348
Weighted average common equivalent shares outstanding	—	1	—	1
Weighted average common and equivalent shares outstanding	8,993	8,470	8,867	8,349
Diluted earnings per common share	$0.34	$0.39	$1.04	$1.09

There were 49,362 and 49,737 options outstanding at September 30, 2013 and September 30, 2012, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at September 30, 2013, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

3. STOCK BASED COMPENSATION PLANS

The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (“Plan”) and the Company accounts for this Plan under the FASB ASC No. 718 and 505. On May 4, 2012, the stockholders of the Company approved the Plan. The plan provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company.

No new grants of stock options were awarded and no compensation expense was attributable to stock options for the nine months ended September 30, 2013 and September 30, 2012 because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  No stock options were exercised during the first nine months of 2013 and 2012. The intrinsic value of options outstanding and exercisable at September 30, 2013 and September 30, 2012 was $0 and $16,000, respectively.

A summary of the status of the Company’s stock options as of and for the nine months ended September 30, 2013 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, December 31, 2012	49,962	$25.32
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(600)	$15.47
Outstanding, September 30, 2013	49,362	$25.44	2.73 years	—
Vested and Exercisable, September 30, 2013	49,362	$25.44	2.73 years	—

	Number of	Exercise
Range of Exercise Prices	Options	Price
	4,572	$24.00
	39,659	$25.25
	3,000	$26.55
	2,131	$30.60
	49,362

During the nine months ended September 30, 2013 restricted stock awards of 72,940 shares were granted. Of the 72,940 shares granted, 51,175 shares vest over seven years with one third vesting after each of the years five, six and seven; 12,652 shares vest over five years with one third vesting after each of the years three, four and five; and the remaining 9,113 shares vest ratably over approximately five years. During the nine months ended September 30, 2012, restricted stock awards of 21,993 shares were granted. These awards vest over approximately five years with a third vesting after years three, four and five. Compensation expense attributable to restricted stock awards was $281,000 and $868,000 for the three and nine months ended September 30, 2013, respectively, and $292,000 and $912,000 for the three and nine months ended September 30, 2012, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the nine months ended September 30, 2013 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, December 31, 2012	177,927	$21.38
Granted	72,940	$20.78
Vested	(31,399)	$21.66
Forfeited	(3,187)	$21.49
Unvested, September 30, 2013	216,281	$21.13

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $34,000 and $109,000 for the three and nine months ended September 30, 2013, respectively, and $39,000 and $118,000 for the three and nine months ended September 30, 2012, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$157,086	$19	$(8,481)	$148,624
State and municipal obligations	56,532	613	(803)	56,342
U.S. GSE residential mortgage-backed securities	15,318	112	(129)	15,301
U.S. GSE residential collateralized mortgage obligations	228,834	806	(4,994)	224,646
U.S. GSE commercial mortgage-backed securities	3,090	—	(108)	2,982
U.S. GSE commercial collateralized mortgage obligations	5,114	54	—	5,168
Non Agency commercial mortgage-backed securities	3,749	—	(105)	3,644
Other Asset backed securities	33,272	60	(1,375)	31,957
Total available for sale	502,995	1,664	(15,995)	488,664

Held to maturity:
U.S. GSE securities	7,442	—	(131)	7,311
State and municipal obligations	64,451	1,067	(149)	65,369
U.S. GSE residential mortgage-backed securities	8,222	—	(212)	8,010
U.S. GSE residential collateralized mortgage obligations	70,842	567	(2,708)	68,701
U.S. GSE commercial mortgage-backed securities	10,181	—	(302)	9,879
U.S. GSE commercial collateralized mortgage obligations	13,615	37	(470)	13,182
Corporate Bonds	22,869	156	(62)	22,963
Total held to maturity	197,622	1,827	(4,034)	195,415
Total securities	$700,617	$3,491	$(20,029)	$684,079

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$178,421	$377	$(346)	$178,452
State and municipal obligations	58,867	1,132	(36)	59,963
U.S. GSE residential mortgage-backed securities	19,462	1,135	—	20,597
U.S. GSE residential collateralized mortgage obligations	224,226	2,762	(542)	226,446
U.S. GSE commercial mortgage-backed securities	3,132	6	—	3,138
U.S. GSE commercial collateralized mortgage obligations	9,079	278	—	9,357
Non Agency commercial mortgage-backed securities	4,754	235	—	4,989
Other Asset backed securities	26,588	65	(525)	26,128
Total available for sale	524,529	5,990	(1,449)	529,070

Held to maturity:
U.S. GSE securities	4,992	24	—	5,016
State and municipal obligations	98,752	2,241	(31)	100,962
U.S. GSE residential mortgage-backed securities	9,483	26	—	9,509
U.S. GSE residential collateralized mortgage obligations	59,388	704	(404)	59,688
U.S. GSE commercial mortgage-backed securities	10,324	350	—	10,674
U.S. GSE commercial collateralized mortgage obligations	4,975	254	—	5,229
Corporate Bonds	22,821	134	(331)	22,624
Total held to maturity	210,735	3,733	(766)	213,702
Total securities	$735,264	$9,723	$(2,215)	$742,772

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at September 30, 2013. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$5,707	$5,751
One to five years	64,269	64,099
Five to ten years	143,669	137,259
Beyond ten years	289,350	281,555
Total	$502,995	$488,664

Held to maturity:
Within one year	$24,367	$24,516
One to five years	35,388	35,551
Five to ten years	31,553	31,512
Beyond ten years	106,314	103,836
Total	$197,622	$195,415

Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
September 30, 2013		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$148,255	$8,481	$—	$—
State and municipal obligations	20,756	765	2,422	38
U.S. GSE residential mortgage-backed securities	5,854	129	—	—
U.S. GSE residential collateralized mortgage obligations	162,405	4,683	8,888	311
U.S. GSE commercial mortgage-backed securities	2,982	108	—	—
Non Agency commercial mortgage-backed securities	3,643	105	—	—
Other Asset backed securities	21,206	1,280	2,902	95
Total available for sale	365,101	15,551	14,212	444

Held to maturity:
U.S. GSE securities	7,311	131	—	—
State and municipal obligations	11,345	146	573	3
U.S. GSE residential mortgage-backed securities	8,011	212	—	—
U.S. GSE residential collateralized mortgage obligations	29,596	1,746	16,963	962
U.S. GSE commercial mortgage-backed securities	9,879	302	—	—
U.S. GSE commercial collateralized mortgage obligations	8,493	470	—	—
Corporate Bonds	4,960	40	3,978	22
Total held to maturity	$79,595	$3,047	$21,514	$987

	Less than 12 months		Greater than 12 months
December 31, 2012		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$79,692	$346	$—	$—
State and municipal obligations	13,878	36	226	—
U.S. GSE residential mortgage-backed securities	90	—	—	—
U.S. GSE residential collateralized mortgage obligations	65,961	542	—	—
Other Asset backed securities	18,109	525	—	—
Total available for sale	177,730	1,449	226	—

Held to maturity:
State and municipal obligations	28,939	31	—	—
U.S. GSE residential collateralized mortgage obligations	41,563	404	—	—
Corporate Bonds	—	—	17,669	331
Total held to maturity	$70,502	$435	$17,669	$331

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

At September 30, 2013, the majority of unrealized losses on both the available for sale and held to maturity securities are related to the Company’s U.S. GSE securities and U.S. GSE residential collateralized mortgage obligations.  The decrease in fair value of these securities is attributable to changes in interest rates and not credit quality. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Proceeds from sales of securities available for sale were $54.3 million and $3.3 million for the three months ended September 30, 2013 and 2012, respectively. Proceeds from sales of securities available for sale were $129.4 million and $67.1 million for the nine months ended September 30, 2013 and 2012, respectively. Gross gains of $0.01 million and $0.2 million were realized on these sales during the three months ended September 30, 2013 and 2012, respectively. Gross gains of $0.7 million and $2.2 million were realized on these sales during the nine months ended September 30, 2013 and 2012, respectively. Proceeds from calls of securities were $1.1 million and $44.5 million for the three months ended September 30, 2013 and 2012, respectively. Proceeds from calls of securities were $47.8 million and $153.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Securities having a fair value of approximately $275.2 million and $333.0 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the nine months ended September 30, 2013 or the year ended December 31, 2012.

The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”). Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $4.4 million and $3.0 million in FHLB, ACBB and FRB stock in the aggregate, at September 30, 2013 and December 31, 2012, respectively.  These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		September 30, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$148,624		$148,624
State and municipal obligations	56,342		56,342
U.S. GSE residential mortgage-backed securities	15,301		15,301
U.S. GSE residential collateralized mortgage obligations	224,646		224,646
U.S. GSE commercial mortgage-backed securities	2,982		2,982
U.S. GSE commercial collateralized mortgage obligations	5,168		5,168
Non Agency commercial mortgage-backed securities	3,644		3,644
Other Asset backed securities	31,957		31,957
Total available for sale	$488,664		$488,664

Financial Liabilities:
Derivatives	$(438)		$(438)

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$178,452		$178,452
State and municipal obligations	59,963		59,963
U.S. GSE residential mortgage-backed securities	20,597		20,597
U.S. GSE residential collateralized mortgage obligations	226,446		226,446
U.S. GSE commercial mortgage-backed securities	3,138		3,138
U.S. GSE commercial collateralized mortgage obligations	9,357		9,357
Non Agency commercial mortgage-backed securities	4,989		4,989
Other Asset backed securities	26,128		26,128
Total available for sale	$529,070		$529,070

Financial Liabilities:
Derivatives	$(176)		$(176)

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2013 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,369			$1,369

Fair Value Measurements at
December 31, 2012 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$178			$178

Impaired loans with allocated allowance for loan losses at September 30, 2013, had a carrying amount of $1.4 million, which is made up of the outstanding balance of $1.6 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2012, had a carrying amount of $0.2 million, which is made up of the outstanding balance of $0.5 million, net of a valuation allowance of $0.3 million. This resulted in an additional provision for loan losses of $0.3 million that is included in the amount reported on the income statement.

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

Impaired Loans: For impaired loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. Such adjustments are generally capped at 15% of appraised value and typically result in a Level 3 classification of the inputs for determining fair value. These adjustments as of September 30, 2013 and December 31, 2012 were not material to the financial statements. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of September 30, 2013 and December 31, 2012.

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

The estimated fair values and recorded carrying amounts of the Bank’s financial instruments at September 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at
		September 30, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$32,612	$32,612	$—	$—	$32,612
Interest bearing deposits with banks	4,362	—	4,362	—	4,362
Securities available for sale	488,664	—	488,664	—	488,664
Securities restricted	4,424	n/a	n/a	n/a	n/a
Securities held to maturity	197,622	—	195,415	—	195,415
Loans, net	917,751	—	—	932,212	932,212
Accrued interest receivable	5,568	—	2,604	2,850	5,454

Financial liabilities:
Certificates of deposit	107,425	—	108,143	—	108,143
Demand and other deposits	1,355,599	1,355,599	—	—	1,355,599
Federal funds purchased and
Federal Home Loan Bank overnight borrowings	41,000	41,000	—	—	41,000
Federal Home Loan Bank term advances	40,000	—	40,218	—	40,218
Repurchase agreements	11,315	—	11,900	—	11,900
Junior Subordinated Debentures	16,002	—	—	15,597	15,597
Derivatives	438	—	438	—	438
Accrued interest payable	219	1	218	—	219

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$46,855	$46,855	$—	$—	$46,855
Interest bearing deposits with banks	4,394	—	4,394	—	4,394
Securities available for sale	529,070	—	529,070	—	529,070
Securities restricted	2,978	n/a	n/a	n/a	n/a
Securities held to maturity	210,735	—	213,702	—	213,702
Loans, net	784,007	—	—	807,597	807,597
Accrued interest receivable	5,436	—	2,945	2,491	5,436

Financial liabilities:
Certificates of deposit	157,248	—	158,764	—	158,764
Demand and other deposits	1,252,074	1,252,074	—	—	1,252,074
Federal funds purchased and
Federal Home Loan Bank overnight borrowings	44,500	44,500	—	—	44,500
Federal Home Loan Bank term advances	15,000	—	14,824	—	14,824
Repurchase agreements	12,390	—	13,064	—	13,064
Junior Subordinated Debentures	16,002	—	—	17,101	17,101
Derivatives	176	—	176	—	176
Accrued interest payable	147	1	146	—	147

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	September 30, 2013	December 31, 2012
Commercial real estate mortgage loans	$421,382	$332,782
Multi-family mortgage loans	102,740	66,080
Residential real estate mortgage loans	153,871	143,703
Commercial, financial, and agricultural loans	199,690	197,448
Real estate construction and land loans	45,492	48,632
Installment/consumer loans	8,626	9,167
Total loans	931,801	797,812
Net deferred loan costs and fees	1,433	634
	933,234	798,446
Allowance for loan losses	(15,483)	(14,439)
Net loans	$917,751	$784,007

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

Multi-Family Mortgages

Loans in this classification include income producing residential investment properties of 5 or more families. The loans are usually made in areas with limited single family residences generating high demand for these facilities.  Loans are made to established owners with a proven and demonstrable record of strong performance. Loans are secured by a first mortgage lien on the subject property with a loan to value ratio generally not exceeding 75%. Repayment is derived generally from the rental income generated from the property and may be supplemented by the owners’ personal cash flow. Credit risk arises with an increase in vacancy rates, property mismanagement and the predominance of non-recourse loans that are customary in the industry.

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

The following table represents loans by class categorized by internally assigned risk grades as of September 30, 2013 and December 31, 2012:

	Grades:
September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$152,472	$12,124	$9,203	$—	$173,799
Non-owner occupied	236,680	7,059	3,844	—	247,583
Multi-Family	102,740	—	—	—	102,740
Residential real estate:
Residential mortgage	85,474	423	2,775	617	89,289
Home equity	61,982	1,020	1,467	113	64,582
Commercial:
Secured	86,839	1,157	4,061	—	92,057
Unsecured	105,044	1,462	1,127	—	107,633
Real estate construction and land loans	42,089	—	3,403	—	45,492
Installment/consumer loans	8,432	44	150	—	8,626
Total loans	$881,752	$23,289	$26,030	$730	$931,801

	Grades:
December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$138,675	$11,285	$11,039	$—	$160,999
Non-owner occupied	159,967	7,523	4,293	—	171,783
Multi-Family	66,080	—	—	—	66,080
Residential real estate:
Residential mortgage	72,158	—	2,846	717	75,721
Home equity	65,955	745	1,282	—	67,982
Commercial:
Secured	81,661	1,447	5,605	—	88,713
Unsecured	105,454	1,948	1,234	99	108,735
Real estate construction and land loans	45,178	—	3,454	—	48,632
Installment/consumer loans	9,058	—	109	—	9,167
Total loans	$744,186	$22,948	$29,862	$816	$797,812

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loans, as defined by ASC 310-10:

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$—	$551	$1,086	$1,637	$172,162	$173,799
Non-owner occupied	195	—	—	617	812	246,771	247,583
Multi-Family	—	—	—	—	—	102,740	102,740
Residential real estate:
Residential mortgages	—	—	—	1,298	1,298	87,991	89,289
Home equity	—	291	—	1,042	1,333	63,249	64,582
Commercial:
Secured	180	966	—	75	1,221	90,836	92,057
Unsecured	15	—	—	161	176	107,457	107,633
Real estate construction and land loans	—	—	—	—	—	45,492	45,492
Installment/consumer loans	1	—	—	—	1	8,625	8,626
Total loans	$391	$1,257	$551	$4,279	$6,478	$925,323	$931,801

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$1,265	$491	$492	$2,248	$158,751	$160,999
Non-owner occupied	—	—	—	—	—	171,783	171,783
Multi-Family	—	—	—	—	—	66,080	66,080
Residential real estate:
Residential mortgages	—	158	—	1,203	1,361	74,360	75,721
Home equity	965	—	—	1,010	1,975	66,007	67,982
Commercial:
Secured	—	—	—	136	136	88,577	88,713
Unsecured	22	—	—	426	448	108,287	108,735
Real estate construction and land loans	—	—	—	22	22	48,610	48,632
Installment/consumer loans	—	—	—	—	—	9,167	9,167
Total loans	$987	$1,423	$491	$3,289	$6,190	$791,622	$797,812

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

Impaired Loans

As of September 30, 2013 and December 31, 2012, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.1 million and $8.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following table represents impaired loans by class at September 30, 2013 and December 31, 2012:

September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,711	$3,810	$—
Non-owner occupied	916	916	—
Residential real estate:
Residential mortgages	1,478	2,218	—
Home equity	912	1,388	—
Commercial:
Secured	352	391	—
Unsecured	143	182	—
Real estate construction and land loans	—	—	—
Installment/consumer loans	—	—	—
Total with no related allowance recorded	$7,512	$8,905	$—

With an allowance recorded:
Commercial real estate - Owner occupied	$720	$720	$78
Commercial real estate - Non-owner occupied	617	617	5
Residential real estate - Residential mortgage	152	156	37
Residential real estate - Home equity	80	89	80
Total with an allowance recorded:	$1,569	$1,582	$200

Total:
Commercial real estate:
Owner occupied	$4,431	$4,530	$78
Non-owner occupied	1,533	1,533	5
Residential real estate:
Residential mortgages	1,630	2,374	37
Home equity	992	1,477	80
Commercial:
Secured	352	391	—
Unsecured	143	182	—
Real estate construction and land loans	—	—	—
Installment/consumer loans	—	—	—
Total	$9,081	$10,487	$200

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,860	$3,931	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,539	2,151	—
Home equity	736	1,094	—
Commercial:
Secured	515	520	—
Unsecured	95	97	—
Total with no related allowance recorded	$7,661	$8,709	$—

With an allowance recorded:
Residential real estate - Home equity	$274	$287	$141
Commercial - Unsecured	273	302	228
Total with an allowance recorded:	$547	$589	$369

Total:
Commercial real estate:
Owner occupied	$3,860	$3,931	$—
Non-owner occupied	916	916	—
Residential real estate:
First lien	1,539	2,151	—
Home equity	1,010	1,381	141
Commercial:
Secured	515	520	—
Unsecured	368	399	228
Total	$8,208	$9,298	$369

The following table represents the average recorded investment and interest income recognized for impaired loans by class for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)	2013		2012
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,715	$29	$4,363	$30
Non-owner occupied	916	16	916	15
Multi-family	—	—	—	—
Residential real estate:
Residential mortgages	1,432	6	1,431	7
Home equity	898	—	737	—
Commercial:
Secured	450	7	540	2
Unsecured	237	2	—	—
Real estate construction and land loans	—	—	—	—
Installment/consumer loans	—	—	—	—
Total with no related allowance recorded	$7,648	$60	$7,987	$54

With an allowance recorded:
Commercial real estate:
Owner occupied	$721	$—	$—	$—
Non-owner occupied	617	—	—	—
Residential real estate:
Residential mortgages	152	—	—	—
Home equity	80	—	463	—
Commercial:
Unsecured	—	—	370	—
Total with an allowance recorded:	$1,570	$—	$833	$—

Total:
Commercial real estate:
Owner occupied	$4,436	$29	$4,363	$30
Non-owner occupied	1,533	16	916	15
Multi-family	—	—	—	—
Residential real estate:
Residential mortgages	1,584	6	1,431	7
Home equity	978	—	1,200	—
Commercial:
Secured	450	7	540	2
Unsecured	237	2	370	—
Real estate construction and land loans	—	—	—	—
Installment/consumer loans	—	—	—	—
Total	$9,218	$60	$8,820	$54

	Nine months ended September 30,
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)	2013		2012
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,740	$88	$4,387	$116
Non-owner occupied	916	45	916	45
Multi-family	—	—	—	—
Residential real estate:
Residential mortgages	1,487	20	1,481	22
Home equity	870	—	890	—
Commercial:
Secured	457	20	531	12
Unsecured	243	4	—	—
Real estate construction and land loans	—	—	—	—
Installment/consumer loans	—	—	—	—
Total with no related allowance recorded	$7,713	$177	$8,205	$195

With an allowance recorded:
Commercial real estate:
Owner occupied	$320	$—	$—	$—
Non-owner occupied	481	—	—	—
Residential real estate:
Residential mortgages	137	—	—	—
Home equity	82	—	469	—
Commercial:
Unsecured	—	—	387	—
Total with an allowance recorded:	$1,020	$—	$856	$—

Total:
Commercial real estate:
Owner occupied	$4,060	$88	$4,387	$116
Non-owner occupied	1,397	45	916	45
Residential real estate:
Residential mortgages	1,624	20	1,481	22
Home equity	952	—	1,359	—
Commercial:
Secured	457	20	531	12
Unsecured	243	4	387	—
Real estate construction and land loans	—	—	—	—
Installment/consumer loans	—	—	—	—
Total	$8,733	$177	$9,061	$195

The Bank had no foreclosed real estate at September 30, 2013 and $0.3 million at December 31, 2012

Troubled Debt Restructurings

The terms of certain loans were modified and are considered TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The modification of these loans involved borrowers who were experiencing financial difficulties.

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

The following table presents loans, by class, modified as troubled debt restructurings during the nine months ended September 30, 2013 and 2012:

For the Nine Months Ended
September 30, 2013
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner occupied	—	$—	$—
Non-owner occupied	1	620	620
Multi-Family	—	—	—
Residential real estate:
First lien	—	—	—
Home equity	—	—	—
Commercial:
Secured	—	—	—
Unsecured	2	48	48
Installment/consumer loans	—	—	—
Real estate construction and land loans	—	—	—
Total loans	3	$668	$668

	For the Nine Months Ended
	September 30, 2012
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner occupied	1	$163	$161
Non-owner occupied	—	—	—
Multi-Family	—	—	—
Residential real estate:
First lien	—	—	—
Home equity	—	—	—
Commercial:
Secured	1	387	387
Unsecured	1	42	42
Installment/consumer loans	—	—	—
Real estate construction and land loans	—	—	—
Total loans	3	$592	$590

There was one loan modified as a TDR for which there was a payment default within twelve months following the modification.  This loan has since been moved to non performing.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings described above increased the allowance for loan losses by $5,000 and did not result in any charge offs during the three months and nine months ending September 30, 2013. The troubled debt restructurings described did not increase the allowance for loan losses or result in charge offs during the three months and nine months ending September 30, 2012.

The non-owner occupied commercial real estate loan that was modified as a TDR during the nine months ended September 30, 2013, represents the only TDR for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of September 30, 2013 and December 31, 2012, the Company had $1.4 million and $1.0 million, respectively, of nonaccrual TDR loans. As of September 30, 2013, two borrowers with loans totaling $0.2 million are complying with the modified terms of the loans and are currently making payments. Two borrowers with loans totaling $1.2 million are currently in default and foreclosure proceedings have been initiated.  In addition, there were no charge-offs on TDR’s during the third quarter 2013. Total nonaccrual TDR loans are secured with collateral that has an appraised value of $3.1 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

In addition, the Company has eight borrowers with performing TDR loans of $5.0 million at September 30, 2013 that are current and secured with collateral that has an appraised value of approximately $12.0 million as well as personal guarantees.  At December 31, 2012, the Company had six borrowers with performing TDR loans of $5.0 million that were current and secured with collateral that had an appraised value of approximately $12.3 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the three months and nine months ending September 30, 2013 and 2012, that did not meet the definition of a TDR. The loans modified during the three months and nine months ended September 30, 2013, had a total recorded investment as of $5.4 million and $68.1 million, respectively. The loans modified during the three months and nine months ended September 30, 2012, had a total recorded investment as of $12.6 million and $40.4 million, respectively. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties or did not involve a concession to the borrower.

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2013, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of September 30, 2013 and December 31, 2012. Additionally, the following tables represent the changes in the allowance for loan losses for the three month and nine month period ended September 30, 2013 and 2012, and the twelve month period ended December 31, 2012, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

	For the Three Months Ended September 30, 2013
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$5,200	$1,430	$2,691	$3,995	$1,602	$212	$15,130
Charge-offs	—	—	—	(152)	—	(3)	(155)
Recoveries	—	—	1	6	—	1	8
Provision	540	200	124	9	(356)	(17)	500
Ending Balance	$5,740	$1,630	$2,816	$3,858	$1,246	$193	$15,483

	For the Nine Months Ended September 30, 2013
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439
Charge-offs	—	—	(201)	(412)	(22)	(53)	(688)
Recoveries	—	—	4	73	2	3	82
Provision	1,295	391	210	(152)	(109)	15	1,650
Ending Balance	$5,740	$1,630	$2,816	$3,858	$1,246	$193	$15,483

Ending balance: individually evaluated for impairment	$83	$—	$117	$—	$—	$—	$200

Ending balance: collectively evaluated for impairment	$5,657	$1,630	$2,699	$3,858	$1,246	$193	$15,283

Loans	$421,382	$102,740	$153,871	$199,690	$45,492	$8,626	$931,801

Ending balance: individually evaluated for impairment	$5,964	$—	$2,622	$495	$—	$—	$9,081

Ending balance: collectively evaluated for impairment	$414,627	$102,740	$151,249	$198,952	$45,161	$8,626	$921,355

Ending balance: loans acquired with deteriorated credit quality	$791	$—	$—	$243	$331	$—	$1,365

	For the Twelve Months Ended December 31, 2012
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837
Charge-offs	—	—	(1,210)	(285)	—	(15)	(1,510)
Recoveries	—	—	7	83	—	22	112
Provision	915	844	1,726	1,656	(90)	(51)	5,000
Ending Balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439

Ending balance: individually evaluated for impairment	$—	$—	$141	$228	$—	$—	$369

Ending balance: collectively evaluated for impairment	$4,445	$1,239	$2,662	$4,121	$1,375	$228	$14,070

Loans	$332,782	$66,080	$143,703	$197,448	$48,632	$9,167	$797,812

Ending balance: individually evaluated for impairment	$4,776	$—	$2,549	$883	$—	$—	$8,208

Ending balance: collectively evaluated for impairment	$327,282	$66,080	$141,154	$196,350	$48,331	$9,167	$788,364

Ending balance: loans acquired with deteriorated credit quality	$724	$—	$—	$215	$301	$—	$1,240

	For the Three Months Ended September 30, 2012
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$4,447	$1,049	$2,879	$3,570	$1,328	$283	$13,556
Charge-offs	—	—	(150)	—	—	—	(150)
Recoveries	—	—	2	35	—	1	38
Provision	126	172	153	204	(42)	(13)	600
Ending Balance	$4,573	$1,221	$2,884	$3,809	$1,286	$271	$14,044

	For the Nine Months Ended September 30, 2012
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837
Charge-offs	—	—	(700)	(102)	—	(13)	(815)
Recoveries	—	—	5	70	—	22	97
Provision	1,043	826	1,299	946	(179)	(10)	3,925
Ending Balance	$4,573	$1,221	$2,884	$3,809	$1,286	$271	$14,044

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

There were $2.0 million of contributions made to the pension plan during the nine months ended September 30, 2013. There were no contributions to the SERP during the nine months ended September 30, 2013. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $84,000 during the nine months ended September 30, 2013.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended September 30,				Nine months ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$235	$284	$38	$30	$697	$847	$112	$90
Interest cost	142	128	19	13	421	380	57	39
Expected return on plan assets	(349)	(250)	—	—	(1,036)	(744)	—	—
Amortization of net loss	82	62	4	1	243	186	11	1
Amortization of unrecognized prior service cost	(19)	3	—	—	(58)	8	—	—
Amortization of unrecognized transition (asset) obligation	—	—	7	7	—	—	21	21
Net periodic benefit cost	$91	$227	$68	$51	$267	$677	$201	$151

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At September 30, 2013, December 31, 2012 and September 30, 2012, securities sold under agreements to repurchase totaled $11.3 million, $12.4 million, and $13.1 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $16.4 million, $17.1 million and $17.6 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.3 million maturing during the fourth quarter of 2013, and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the nine months ended		For the year ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	December 31, 2012
Average daily balance	$11,975	$13,018	$13,016
Average interest rate	3.12%	3.05%	3.01%
Maximum month-end balance	$12,903	$16,722	$16,722
Weighted average interest rate	3.07%	3.04%	2.99%

10. FEDERAL HOME LOAN BANK ADVANCES

As of September 30, 2013, there were two term advances outstanding from the Federal Home Loan Bank totaling $40.0 million with an average fixed interest rate of 0.40% that will mature during the fourth quarter of 2013.  As of December 31, 2012, there was one term advance outstanding from the Federal Home Loan Bank for $15.0 million with a fixed interest rate of 0.39% that matured during the first quarter of 2013.  The borrowings were collateralized by a blanket lien on residential and commercial mortgages.  There were no overnight borrowings outstanding as of September 30, 2013 and December 31, 2012.

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

Interest rate swaps with a notional amount totaling $15.0 million and $25.0 million were entered into on June 28, 2012 and July 15, 2013, respectively and were designated as cash flow hedges of certain Federal Home Loan Bank advances.  A forward starting interest rate swap with a notional amount totaling $10.0 million was entered into on July 15, 2013 and was designated as a cash flow hedge of certain repurchase agreements.  The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income.  The aggregate fair value of the swaps is recorded in other assets/ (other liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings if the hedge transactions become probable of not occurring.  The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents summary information about the interest rate swap designated as a cash flow hedge as of September 30, 2013, December 31, 2012 and September 30, 2012.

(Dollars in thousands)	September 30, 2013	September 30, 2012	December 31, 2012
Notional amounts	$50,000	$15,000	$15,000
Weighted average pay rates	1.39%	0.99%	0.99%
Weighted average receive rates	0.26%	0.46%	0.31%
Weighted average maturity	4.81 years	4.74 years	4.49 years
Unrealized losses	$(438)	$(203)	$(176)

Interest expense recorded on these swap transaction totaled $153,000 and $21,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively, and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses) recorded, net of tax, in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the nine months ended September 30, 2013 and September 30, 2012.

2013
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	non interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(158)	$—	$—

2012
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	non interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(122)	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheet:

	September 30, 2013		December 31, 2012
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$40,000	$(301)	$15,000	$(176)
Forward starting interest rate swap related to repurchase agreements	$10,000	$(137)	$—	$—

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

	For The Three Months Ended		For The Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Unrealized holding (losses) gains on available for sale securities	$(3,699)	$35	$(18,213)	$(605)
Reclassification adjustment for gains realized in income	(11)	(186)	(659)	(2,179)
Income tax effect	1,473	60	7,492	1,105
Net change in unrealized (loss) gain on available for sale securities	(2,237)	(91)	(11,380)	(1,679)

Change in post-retirement obligation	73	72	218	216
Income tax effect	(29)	(29)	(86)	(86)
Net change in post-retirement obligation	44	43	132	130

Change in fair value of derivatives used for cash flow hedges	(549)	(170)	(262)	(203)
Reclassification adjustment for gains realized in income	—	—	—	—
Income tax effect	218	68	104	81
Net change in unrealized loss on cash flow hedge	(331)	(102)	(158)	(122)

Total	$(2,524)	$(150)	$(11,406)	$(1,671)

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of		Balance as of
	December 31,	Current Period	September 30,
(In thousands)	2012	Change	2013
Unrealized gains (losses) on available for sale securities	$2,738	$(11,380)	$(8,642)
Unrealized losses on pension benefits	(3,050)	132	(2,918)
Unrealized losses on cash flow hedges	(106)	(158)	(264)
Total	$(418)	$(11,406)	$(11,824)

The following represents the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended		Affected Line Item
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	in the Consolidated Statements of Income
Unrealized gains (losses) on available for sale securities:
Realized gain on sale of available for sale securities	$11	$186	$659	$2,179	Net securities gains
Income tax expense	(4)	(74)	(262)	(865)	Income tax expense
Net of income tax	$7	$112	$397	$1,314

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit (cost)	$19	$(3)	$58	$(8)	Salaries and employee benefits
Transition obligation	(7)	(7)	(21)	(21)	Salaries and employee benefits
Actuarial losses	(86)	(63)	(254)	(187)	Salaries and employee benefits
	$(74)	$(73)	$(217)	$(216)
Income tax benefit	29	29	86	86	Income tax expense
Net of income tax	$(45)	$(44)	$(131)	$(130)

Total reclassifications, net of tax	$(38)	$68	$266	$1,184

14. BUSINESS COMBINATIONS

On September 27, 2013, Bridge Bancorp, Inc. (“Bridge Bancorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FNBNY Bancorp, Inc. (“FNBNY”).  Pursuant to the Merger Agreement, FNBNY will merge with and into Bridge Bancorp, with Bridge Bancorp as the surviving entity.  Immediately following the merger of FNBNY with and into Bridge Bancorp, the First National Bank of New York, a national banking association and wholly owned subsidiary of FNBNY (“First National Bank”), will merge with and into The Bridgehampton National Bank, a national banking association and wholly owned subsidiary of Bridge Bancorp, with The Bridgehampton National Bank as the surviving entity. Through the First National Bank, FNBNY currently operates 3 full-service banking centers in Nassau and Suffolk counties in New York, with total assets at June 30, 2013 of $276 million, including $100 million in loans, funded by deposits of $209 million.

Under the terms of the agreement, shareholders of FNBNY will receive an aggregate of 244,110 Bridge Bancorp shares in exchange for all the issued and outstanding stock of FNBNY, subject to certain adjustments.  The purchase price will increase to the extent principal is recovered on $6.3 million of certain identified problem loans through closing and over a two-year period after the acquisition.  The purchase price will decrease if recoveries of $0.4 million of certain insurance claims are not received by the closing. Excluding these potential adjustments and based on Bridge Bancorp’s average closing stock price for the three days ended September 10, 2013 of $21.51, the transaction has an aggregate estimated value of $5.3 million.

The transaction has been approved by the Board of Directors of each company and is expected to close in the first quarter of 2014. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of FNBNY’s shareholders.

15.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2013-02, “Other Comprehensive Income” (“ASU 2013-02”). The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. Adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements and the relevant disclosures were included in this document.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2013-10, “Derivatives and Hedging” (Topic 815). The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Adoption of ASU 2013-10 did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2013-11, “Income Taxes” (Topic 740). An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled.  The amendments in this Update do not require new recurring disclosures. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Management does not anticipate the adoption of ASU 2013-11 to have a material impact on the Company’s consolidated financial statements.

16. SUBSEQUENT EVENTS

On October 8, 2013, the Company completed a public offering of common stock wherein the Company sold 1,926,250 shares of common stock at a price of $20.75 per share, for gross proceeds of approximately $40.0 million, which include 251,250 shares sold pursuant to the option granted to the underwriters. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $37.5 million. The purpose of the offering was in part to provide additional capital to Bridge Bancorp to support its acquisition of FNBNY Bancorp, Inc. and for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”).  Such forward-looking statements, in addition to historical information, involve risk and uncertainties, and are based on the beliefs, assumptions and expectations of management of the Company.  Words such as “expects,”  “believes,”  “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimated,” “assumes,” “likely,” and variation of such similar expressions are intended to identify such forward-looking statements.  Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the  consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the title abstract subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; benefits expected from the FNBNY acquisition; and other business operations and strategies.  For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; an unexpected increase in operating costs; expanded regulatory requirements as a result of the Dodd-Frank Act; a failure to satisfy the conditions to closing for the proposed merger with FNBNY in a timely manner or at all; failure of the FNBNY stockholders to approve the proposed merger; failure to obtain the necessary governmental approvals for the proposed merger or adverse regulatory conditions in connection with such approvals; disruption to the parties’ businesses as a result of the announcement and pendency of the transaction; and difficulties related to the integration of the businesses following the merger, which could adversely affect operating results; and other factors discussed elsewhere in this report, and factors set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, and in quarterly and other reports filed by the Company with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Principal Products and Services and Locations of Operations

The Bank operates twenty three branches on eastern Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For a century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family loans; (3) home equity loans; (4) construction loans; (5) residential mortgage loans; (6) secured and unsecured commercial and consumer loans; (7) FHLB, FNMA, GNMA and FHLMC  and non agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing multi-millions of FDIC insurance on CD deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online and mobile banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Investment Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Quarterly Highlights

•                  Net income of $3.1 million and $0.34 per diluted share, including $0.3 million or $0.03 per diluted share in acquisition costs, net of tax, associated with the proposed FNBNY merger compared to $3.4 million or $0.39 per diluted share for the third quarter of 2012.

•                  Returns on average assets and equity were 0.71% and 9.86%, respectively.

•                  Net interest income increased to $13.0 million for the third quarter of 2013 compared to $11.8 million in 2012.

•                  Net interest margin was 3.21% for the third quarter of 2013 compared to 3.55% for the 2012 period.

•                  Loans held for investments at September 30, 2013 of $933.2 million, an increase of $134.8 million or 16.9% over December 31, 2012.

•                  Total assets of $1.70 billion at September 30, 2013, increased $76.8 million or 4.7% compared to December 31, 2012.

•                  Deposits of $1.46 billion at September 30, 2013, increased $53.7 million or 3.8% over December 31, 2012.

•                  Allowance for loan losses was 1.66% of total loans at September 30, 2013, compared to 1.81% at December 31, 2012.

•                  Tier 1 Capital increased $11.8 million or 8.9% to $144.7 million at September 30, 2013, compared to December 31, 2012.

•                  A cash dividend of $0.23 per share was declared in October 2013 for the third quarter.

Significant Events

On September 27, 2013, Bridge Bancorp, Inc. (“Bridge Bancorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FNBNY Bancorp, Inc. (“FNBNY”).  Pursuant to the Merger Agreement, FNBNY will merge with and into Bridge Bancorp, with Bridge Bancorp as the surviving entity.  Immediately following the merger of FNBNY with and into Bridge Bancorp, the First National Bank of New York, a national banking association and wholly owned subsidiary of FNBNY (“First National Bank”), will merge with and into The Bridgehampton National Bank, a national banking association and wholly owned subsidiary of Bridge Bancorp, with The Bridgehampton National Bank as the surviving entity.

Through the First National Bank, FNBNY currently operates 3 full-service banking centers in Nassau and Suffolk counties in New York, with total assets at June 30, 2013 of $276 million, including $100 million in loans, funded by deposits of $209 million.  The combined institution is expected to have approximately $2.0 billion in assets, $1.7 billion in deposits and 26 branches serving Long Island. No branch consolidation is expected.

Under the terms of the agreement, shareholders of FNBNY will receive an aggregate of 244,110 Bridge Bancorp shares in exchange for all the issued and outstanding stock of FNBNY, subject to certain adjustments.  The purchase price will increase to the extent principal is recovered on $6.3 million of certain identified problem loans through closing and over a two-year period after the acquisition.  The purchase price will decrease if recoveries of $0.4 million of certain insurance claims are not received by the closing. Excluding these potential adjustments and based on Bridge Bancorp’s average closing stock price for the three days ended September 10, 2013 of $21.51, the transaction has an aggregate estimated value of $5.3 million.

The transaction has been approved by the Board of Directors of each company and is expected to close in the first quarter of 2014. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of FNBNY’s shareholders.

On October 8, 2013, the Company completed a public offering of common stock wherein the Company sold 1,926,250 shares of common stock at a price of $20.75 per share, for gross proceeds of approximately $40.0 million, which include 251,250 shares sold pursuant to the option granted to the underwriters. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $37.5 million. The purpose of the offering was in part to provide additional capital to Bridge Bancorp to support its acquisition of FNBNY Bancorp, Inc. and for general corporate purposes.

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

Challenges and Opportunities

As noted earlier, on September 27, 2013, the Company entered into an Agreement and Plan of Merger with FNBNY. This merger will increase the Company’s scale and continue the westward expansion into three new markets including Melville (Suffolk County), and two branches in Nassau County; Massapequa and Merrick. The merger application was filed with the regulators on October 18, 2013 and the Company expects to close the transaction in the first quarter of 2014. To support this acquisition and future growth, the Company completed a public offering on October 8, 2013, with $37.5 million in net proceeds. These proceeds provide capital to support the acquisition. However, this capital will have a negative impact on earnings per share during the fourth quarter of 2013 and the first quarter of 2014 until the benefits of the merger can be affected. Management recognizes the challenges associated with an acquisition and will leverage the experienced gained in the acquisition of Hamptons State Bank in 2011, with the integration of FNBNY.

The Bank continues to face challenges associated with a fragile economic recovery, ever increasing regulations, and the current volatile interest rate environment. During 2013, speculation about the Federal Reserve’s Quantitative Easing or bond buying program caused longer term interest rates to rise dramatically. Over time, increases in rates should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of our available for sale securities declined, resulting in net unrealized losses and a reduction in shareholders’ equity, Strategies of managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the tenor of assets increase interest expense and reduce interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long term benefits.

New regulations required under Dodd-Frank continue to be issued and in July 2013, the regulatory agencies issued final capital rules under Basel III which become effective for our Company in January 2015. The final rules, while more favorable to community banks, require that all banks maintain higher levels of capital. Management believes the Bank’s current capital levels will meet these new requirements. These factors taken together present formidable challenges to the banking industry

The key to delivering on the Company’s mission is combining its expanding branch network, improving technology, and experienced professionals with the critical element of local decision making. The successful expansion of the franchise’s geographic reach continues to deliver the desired results: increasing core deposits and loans, and generating higher levels of revenue and income.

Corporate objectives for 2013 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow its franchise and continued investments to generate core funding, quality loans and new sources of revenue, remain keys to continue creating long term shareholder value. Management remains committed to branch based banking and during 2013, the Company has opened two new branches, one in Rocky Point, New York, in March 2013 and one in Shelter Island, New York, in May 2013. The Bank also received regulatory approval to open an additional branch in Bay Shore, New York, and a loan production office in Riverhead, New York. The Company expects to open the Bay Shore branch and the loan production office during the fourth quarter  of 2013. The Company launched its new electronic banking platform in the first half of 2013. This new platform allows the Company to enhance the delivery of current technology, and more importantly, effectively deliver the next generation of products and services to its existing and new customer base. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2013, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended September 30, 2013 was $3.1 million and $0.34 per diluted share as compared to $3.4 million and $0.39 per diluted share for the same period in 2012.  The decrease in net income reflects growth in net interest income, a decrease in provision for loan losses, offset by lower non interest income and increased operating expenses, including costs associated with the FNBNY acquisition. Changes for the three months ended September 30, 2013 compared to September 30, 2012 include: (i) a $1.2 million or 10.4% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $0.1 million or 16.7% decrease in the provision for loan losses; (iii) a $0.2 million or 7.8% decrease in total non interest income; and (iv) a $1.4 million or 16.3% increase in total non interest expense due to an increase of $0.4 million of occupancy and equipment expense and an increase of $0.2 million in technology and communications, due to the opening of three new branches and the new Internet banking platform. Additionally, the Company incurred acquisition costs of $0.3 million, net of income taxes, associated with the proposed merger with FNBNY. The effective income tax rate was 34.2% for the quarter ended September 30, 2013 compared to 32.4% for the same period in 2012.

Net income for the nine months ended September 30, 2013 was $9.5 million and $1.04 per diluted share as compared to $9.4 million and $1.09 per diluted share for the same period in 2012. Changes for the nine months ended September 30, 2013 compared to September 30, 2012 include: (i) a $2.3 million or 6.5% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $2.3 million or 58.0% decrease in the provision for loan losses; (iii) a $1.4 million or 17.0% decrease in total non interest income as a result of decreased net securities gains of $1.5 million, partially offset by higher fees for other customer services of $0.3 million; and (iv) a $2.9 million or 11.3% increase in total non interest expense primarily due to a $0.4 million increase in salaries and employee benefits related to increased staffing levels, a $1.1 million increase in occupancy and equipment due to the opening of three new branches, a $0.3 million increase in  technology and communications due to new facilities and the new Internet banking platform, a $0.3 million increase in marketing and advertising, a $0.2 million increase in professional services, a $0.1 million increase in FDIC assessments, and a $0.3 million increase in other operating expenses, offset in part by a $0.2 million decrease in cost of extinguishment of debt, due to the prepayment of a $5 million repurchase agreement in February 2012. In addition, the Company incurred acquisition costs of $0.3 million, net of income taxes, associated with the proposed merger with FNBNY. The effective income tax rate was 32.9% for the nine months ended September 30, 2013 compared to 32.3% for the same period last year.

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

	Three months ended September 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$904,889	$11,585	5.08%	$676,846	$10,467	6.15%
Mortgage-backed securities, CMOs and other asset-backed securities	418,164	1,796	1.70	345,934	1,710	1.97
Tax exempt securities (2)	90,144	779	3.43	138,339	980	2.82
Taxable securities	226,742	1,020	1.78	164,077	864	2.09
Deposits with banks	8,645	7	0.32	39,394	28	0.28
Total interest earning assets	1,648,584	15,187	3.65	1,364,590	14,049	4.10
Non interest earning assets:
Cash and due from banks	37,013			22,760
Other assets	47,897			48,718
Total assets	$1,733,494			$1,436,068

Interest bearing liabilities:
Savings, NOW and money market deposits	$857,582	$905	0.42%	$704,841	$952	0.54%
Certificates of deposit of $100,000 or more	95,348	257	1.07	131,333	360	1.09
Other time deposits	38,614	86	0.88	40,381	101	1.00
Federal funds purchased and repurchase agreements	61,803	134	0.86	18,106	97	2.13
Federal Home Loan Bank term advances	36,195	142	1.56	15,000	38	1.01
Junior Subordinated Debentures	16,002	341	8.45	16,002	341	8.48
Total interest bearing liabilities	1,105,544	1,865	0.67	925,663	1,889	0.81
Non interest bearing liabilities:
Demand deposits	493,989			391,968
Other liabilities	8,305			8,082
Total liabilities	1,607,838			1,325,713
Stockholders’ equity	125,656			110,355
Total liabilities and stockholders’ equity	$1,733,494			$1,436,068

Net interest income/interest rate spread (3)		13,322	2.98%		12,160	3.29%

Net interest earning assets/net interest margin (4)	$543,040		3.21%	$438,927		3.55%

Ratio of interest earning assets to interest bearing liabilities			149.12%			147.42%

Less: Tax equivalent adjustment		(274)			(342)

Net interest income		$13,048			$11,818

(1)         Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2)         The above table is presented on a tax equivalent basis.

(3)         Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(4)         Net interest margin represents net interest income divided by average interest earning assets.

	Nine months ended September 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1) (2)	$860,213	$33,438	5.20%	$648,103	$29,753	6.13%
Mortgage-backed securities, CMOs and other asset-backed securities	380,723	4,708	1.65	324,986	5,793	2.38
Tax exempt securities (2)	117,422	2,558	2.91	140,884	3,165	3.00
Taxable securities	208,972	2,926	1.87	181,061	3,005	2.22
Deposits with banks	9,332	20	0.29	34,497	70	0.27
Total interest earning assets	1,576,662	43,650	3.70	1,329,531	41,786	4.20
Non interest earning assets:
Cash and due from banks	33,078			21,978
Other assets	48,646			49,441
Total assets	$1,658,386			$1,400,950

Interest bearing liabilities:
Savings, NOW and money market deposits	$816,503	$2,648	0.43%	$715,310	$2,829	0.53%
Certificates of deposit of $100,000 or more	110,986	927	1.12	134,923	1,113	1.10
Other time deposits	38,853	257	0.88	41,494	324	1.04
Federal funds purchased and repurchase agreements	62,908	389	0.83	25,363	323	1.70
Federal Home Loan Bank term advances	22,604	225	1.33	7,536	46	0.82
Junior Subordinated Debentures	16,002	1,024	8.56	16,002	1,024	8.55
Total interest bearing liabilities	1,067,856	5,470	0.68	940,628	5,659	0.80
Non interest bearing liabilities:
Demand deposits	461,645			346,358
Other liabilities	7,214			7,268
Total liabilities	1,536,715			1,294,254
Stockholders’ equity	121,671			106,696
Total liabilities and stockholders’ equity	$1,658,386			$1,400,950

Net interest income/interest rate spread (3)		38,180	3.02%		36,127	3.40%

Net interest earning assets/net interest margin (4)	$508,806		3.24%	$388,903		3.63%

Ratio of interest earning assets to interest bearing liabilities			147.65%			141.35%

Less: Tax equivalent adjustment		(898)			(1,104)

Net interest income		$37,282			$35,023

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

	Three months ended September 30,			Nine months ended September 30,
	2013 Over 2012			2013 Over 2012
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1) (2)	$10,289	$(9,171)	$1,118	$10,754	$(7,069)	$3,685
Mortgage-backed securities, CMOs and other asset-backed securities	1,180	(1,094)	86	1,313	(2,398)	(1,085)
Tax exempt securities (2)	(1,165)	964	(201)	(514)	(93)	(607)
Taxable securities	845	(689)	156	588	(667)	(79)
Deposits with banks	(44)	23	(21)	(58)	8	(50)
Total interest earning assets	11,105	(9,967)	1,138	12,083	(10,219)	1,864

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	812	(859)	(47)	535	(716)	(181)
Certificates of deposit of $100,000 or more	(97)	(6)	(103)	(170)	(16)	(186)
Other time deposits	(4)	(11)	(15)	(20)	(47)	(67)
Federal funds purchased and repurchase agreements	398	(361)	37	377	(311)	66
Federal Home Loan Bank Advances	81	23	104	138	41	179
Junior subordinated debentures	—	—	—	—	—	—
Total interest bearing liabilities	1,190	(1,214)	(24)	860	(1,049)	(189)
Net interest income	$9,915	$(8,753)	$1,162	$11,223	$(9,170)	$2,053

(1) Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended September 30, 2013 and September 30, 2012

Net interest income was $13.0 million for the three months ended September 30, 2013 compared to $11.8 million for the same period in 2012, an increase of $1.2 million or 10.4%. Net interest margin declined to 3.21% for the quarter ended September 30, 2013, compared to 3.55% for the quarter ended September 30, 2012 as a result of the historically low market interest rates on repricing assets and liabilities offsetting strong deposit growth and higher loan demand. The total average interest earning assets increased $284.0 million or 20.8%, yielding 3.65% and the overall funding cost was 0.33%, including demand deposits. The yield on interest earning assets decreased approximately 45 basis points which was partly offset by the decline in cost of interest bearing liabilities, which decreased approximately 14 basis points during the third quarter of 2013 compared to 2012. The increase in average total deposits of $217.0 million, the increase in average borrowings of $64.9 million, and the decrease in average interest earning cash of $30.8 million funded loans and securities, which grew $228.1 million and $86.7 million, respectively, from the comparable 2012 quarter.

For the three months ended September 30, 2013, average net loans grew by $228.1 million or 33.7% to $904.9 million as compared to $676.8 million for the same period in 2012, driven by growth in commercial real estate mortgage loans, multi-family mortgage loans, and commercial, financial and agricultural loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended September 30, 2013, average total securities increased by $86.7 million or 13.4% to $735.1 million as compared to $648.4 million for the three months ended September 30, 2012. There were no federal funds sold for the three months ended September 30, 2013 and 2012. The average interest earning cash decreased by $30.8 million to $8.6 million for the three months ended September 30, 2013 as compared to $39.4 million for the same period in 2012.

Average total interest bearing liabilities were $1.1 billion for the three months ended September 30, 2013 compared to $925.7 million for the same period in 2012. The Bank grew deposits as a result of opening three new branches, as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates and the lower average balance of higher cost CDs, resulted in a decrease in the cost of interest bearing liabilities to 0.67% for the three months ended September 30, 2013 from 0.81% for the same period in 2012.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended September 30, 2013, average total deposits increased by $217.0 million or 17.1% to $1.5 billion from $1.3 billion from the same period in 2012.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $152.8 million or 21.7% to $857.6 million for the three months ended September 30, 2013 compared to $704.8 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $37.7 million or 22.0% to $134.0 million for 2013 as compared to $171.7 million for the same period last year.  Average balances in demand deposits increased $102.0 million or 26.0% to $494.0 million for 2013 as compared to $392.0 million for the same period last year. Average public fund deposits comprised 15.6% of total average deposits during the three months ended September 30, 2013 and 15.5% of total average deposits for the same period in 2012.  Average federal funds purchased and repurchase agreements increased $43.7 million or 241.3% to $61.8 million for the three months ended September 30, 2013 compared to $18.1 million for the same period in the prior year. For the three months ended September 30, 2013 there was an average balance of $36.2 million in FHLB term advances, an increase of $21.2 million or 141.3% compared to a $15.0 million for the same period last year.

Total interest income increased $1.2 million or 8.8% to $14.9 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the three months ended September 30, 2013 from $13.7 million for the same period in 2012.  Interest income on loans increased $1.1 million or 10.7% to $11.6 million for the three months ended September 30, 2013 from $10.5 million for the same period in 2012. The yield on average loans was 5.08% for 2013 as compared to 6.15% in 2012.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.1 million to $3.3 million for the three months ended September 30, 2013 compared to $3.2 million for the same period in 2012.  Interest income on securities included net amortization of premium of $1.3 million and a tax equivalent adjustment of $0.3 million in the 2013 compared to net amortization of premium of $1.6 million and tax equivalent adjustment of $0.3 million for the same period in 2012.  The tax adjusted average yield on total securities was 1.9% for 2013 as compared to 2.2% in 2012.

Interest expense was $1.9 million for the three months ended September 30, 2013 and 2012.

Analysis of Net Interest Income for the Nine Months ended September 30, 2013 and September 30, 2012

Net interest income was $37.3 million for the nine months ended September 30, 2013 compared to $35.0 million for the same period in 2012, an increase of $2.3 million or 6.5%. Net interest margin declined to 3.24% for the nine months ended September 30, 2013 compared to 3.63% for the nine months ended September 30, 2012 as a result of the historically low market interest rates on repricing assets and liabilities offsetting strong deposit growth and higher loan demand. The total average interest earning assets increased $247.1 million or 18.6% to $1.6 billion for the nine months ended September 30, 2013 compared to $1.3 billion for the same period in 2012. The yield on interest earning assets decreased approximately 50 basis points which was partly offset by the cost of interest bearing liabilities, which decreased approximately 12 basis points during the first nine months of 2013 compared to 2012. The increase in average total deposits of $189.9 million, the increase in average borrowings of $52.6 million and the decrease in average interest earning cash of $25.2 million, funded loans and securities, which grew $212.1 million and $60.2 million, respectively, from the comparable 2012 period.

For the nine months ended September 30, 2013, average net loans grew by $212.1 million or 32.7% to $860.2 million as compared to $648.1 million for the same period in 2012, primarily driven by growth in commercial real estate mortgage loans, multi-family mortgage loans, and commercial, financial and agricultural loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the nine months ended September 30, 2013, average total securities increased by $60.2 million or 9.3% to $707.1 million as compared to $646.9 million for the nine months ended September 30, 2012. There were no federal funds sold for the nine month ended September 30, 2013 or 2012. The average interest earning cash decreased by $25.2 million or 73.0% to $9.3 million for the nine months ended September 30, 2013 as compared to $34.5 million for the same period in 2012.

Average total interest bearing liabilities were $1.1 billion for the nine months ended September 30, 2013 compared to $940.6 million for the same period in 2012.  The Bank grew deposits as a result of opening three new branches as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 68 basis points for the nine months ended September 30, 2013 from 80 basis points for the same period in 2012.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the nine months ended September 30, 2013, average total deposits increased by $189.9 million or 15.3% to $1.4 billion from $1.2 billion for the same period in 2012.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $101.2 million or 14.1% to $816.5 million for the nine months ended September 30, 2013 compared to $715.3 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $26.6 million or 15.1% to $149.8 million for 2013 as compared to $176.4 million for the same period last year.  Average balances in demand deposits increased $115.2 million or 33.3% to $461.6 million for 2013 as compared to $346.4 million for the same period last year. Average public fund deposits comprised 17.8% of total average deposits during the nine months ended September 30, 2013 and 18.2% of total average deposits for the same period in 2012.  Average federal funds purchased and repurchase agreements increased $37.5 million or 148.0% to $62.9 million for the nine months ended September 30, 2013 as compared to $25.4 million for the same period in the prior year. For the nine months ended September 30, 2013 the average balance of FHLB term advances was $22.6 million, an increase of $15.1 million or 200.0% as compared to $7.5 million for the same period in 2012.

Total interest income increased $2.1 million or 5.1% to $42.8 million for the nine months ended September 30, 2013 from $40.7 million for the same period in 2012.  Interest income on loans increased $3.6 million or 12.4% to $33.4 million for the nine months ended September 30, 2013 from $29.8 million for the same period in 2012. The yield on average loans was 5.20% for 2013 as compared to 6.13% in 2012.

Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $1.5 million to $9.3 million for the nine months ended September 30, 2013 compared to $10.8 million for the same period in 2012.  Interest income on securities included net amortization of premium of $4.3 million and a tax equivalent adjustment of $0.9 million in the 2013 compared to net amortization of premium of $3.7 million and a tax equivalent adjustment of $1.1 million for the same period in 2012.  The tax adjusted average yield on total securities was 1.9% for 2013 as compared to 2.5% in 2012.

Interest expense decreased to $5.5 million for the nine months ended September 30, 2013 compared to $5.7 million for the same period last year.

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

Fiscal and monetary policy initiatives implemented to combat the recession may be showing signs towards slight economic improvement. The recovery has been tepid with a continuing overhang of foreclosed homes and a marked lack of job creation. During 2013, there was a positive change in the perception of the domestic economy with the U.S. stock markets increasing. The 10 year Treasury interest rates increased during the first nine months of 2013 as well. However, economic uncertainty continues. Locally, Suffolk County sales tax revenue has increased during the first nine months of 2013 signaling an improvement in the economy. Increased sales should benefit the Bank’s customers. Although the asset quality measures for the Bank remain strong, management continually assesses the allowance for loan losses in order to reasonably reserve against continued weakness in the overall economy.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio, net charge-offs, and macroeconomic factors, a provision for loan losses of $0.5 million and $1.7 million was recorded during the three and nine months ended September 30, 2013 compared to a provision for loan loss of $0.6 million and $3.9 million that was recorded during the same period in 2012. Net charge-offs were $0.1 million for the quarter ended September 30, 2013 compared to $1.4 million for the year ended December 31, 2012 and $0.1 million for the quarter ended September 30, 2012. The ratio of allowance for loan losses to nonaccrual loans was 362% and 439% at September 30, 2013 and December 31, 2012, respectively. The allowance for loan losses increased to $15.5 million at September 30, 2013 as compared to $14.4 million at December 31, 2012. As a percentage of total loans, the allowance was 1.66% at September 30, 2013 compared to 1.81% at December 31, 2012. Management continues to carefully monitor the loan portfolio as well as real estate trends in Suffolk County and eastern Long Island. The Bank’s consistent and rigorous underwriting standards preclude sub-prime lending, and management remains cautious about the potential for an indirect impact on the local economy and real estate values in the future.

Loans of approximately $50.0 million or 5.4% of total loans at September 30, 2013 were categorized as criticized loans compared to $53.6 million or 6.7% at December 31, 2012 and $53.0 million or 7.2% at September 30, 2012. Criticized loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as criticized loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis.

At September 30, 2013, approximately $32.2 million of criticized loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $32.2 million of CRE loans, $30.0 million were current and $2.2 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees. At September 30, 2013, approximately $6.4 million of criticized loans were residential real estate loans with $3.9 million current and $2.5 million past due. Commercial, financial, and agricultural loans represented $7.8 million of criticized loans, of which $6.5 million was current and $1.3 million was past due. Approximately $3.4 million of criticized loans represented real estate construction and land loans, which were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.2 million in criticized loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans. There were no multi-family loans that were categorized as criticized loans as of September 30, 2013 or December 31, 2012.

CRE loans, including multi-family loans, represented $524.1 million or 56.2% of the total loan portfolio at September 30, 2013 compared to $398.9 million or 50.0% at December 31, 2012 and $378.3 million or 51.7% at September 30, 2012. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and stabilized in 2010. Since 2010, there appears to be an increase in residential and commercial real estate values but not back to the same levels as in 2007. The estimated decline in residential and commercial real estate values range from 10-15% from the 2007 levels, depending on the nature and location of the real estate.

As of September 30, 2013 and December 31, 2012, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $9.1 million and $8.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDR loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

Nonaccrual loans increased $1.0 million to $4.3 million or 0.46% of total loans at September 30, 2013 from $3.3 million or 0.41% of total loans at December 31, 2012. Approximately $1.4 million and $1.0 million of the nonaccrual loans at September 30, 2013 and December 31, 2012, respectively, were troubled debt restructured loans. As of September 30, 2013, two of the borrowers with loans totaling $0.2 million are complying with the modified terms of the loans and are currently making payments. The remaining borrowers with loans totaling $1.2 million are currently in default and foreclosure proceedings have been initiated.  In addition, there was a charge-off of $0.1 million during the second quarter and no charge-offs during the third quarter 2013. Total nonaccrual TDR loans are secured with collateral that has an appraised value of $3.1 million. Furthermore, the Bank has no commitment to lend additional funds to these debtors. Approximately $1.0 million of the nonaccrual loans at December 31, 2012 represented troubled debt restructured loans where two of the borrowers were complying with the modified terms of the loans and were currently making payments and another borrower is currently in default and foreclosure proceedings have been initiated. Furthermore, the Bank had no commitment to lend additional funds to these debtors.

In addition, the Company had eight borrowers with performing TDR loans of $5.0 million at September 30, 2013 that are secured with collateral that has an appraised value of approximately $12.0 million as well as personal guarantees. As of September 30, 2013, all loans are current and paying according to their terms.  At December 31, 2012, the Company had six borrowers with TDR loans of $5.0 million that were current and secured with collateral that had an appraised value of approximately $11.5 million as well as personal guarantees. Management believes that the ultimate collection of principal and interest is reasonably assured and therefore continues to recognize interest income on an accrual basis. In addition, the Bank has no commitment to lend additional funds to these debtors.

The Bank has no foreclosed real estate at September 30, 2013, $0.3 million at December 31, 2012, and none at September 30, 2012.

The following table sets forth changes in the allowance for loan losses:

	For the Nine Months Ended	For the Year Ended
(Dollars in thousands)	September 30, 2013	December 31, 2012
Allowance for loan losses balance at beginning of period	$14,439	$10,837

Charge-offs:	—
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	201	1,210
Commercial, financial and agricultural loans	412	285
Real estate construction and land loans	22	—
Installment/consumer loans	53	15
Total	688	1,510

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	4	7
Commercial, financial and agricultural loans	73	83
Real estate construction and land loans	2	—
Installment/consumer loans	3	22
Total	82	112

Net charge-offs	(606)	(1,398)
Provision for loan losses charged to operations	1,650	5,000
Balance at end of period	$15,483	$14,439

Ratio of annualized net charge-offs during the period to average loans outstanding	(0.09)%	(0.21)%

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	September 30, 2013		December 31, 2012
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$5,740	45.2%	$4,445	41.7%
Multi-family loans	1,630	11.0	1,239	8.3
Residential real estate mortgage loans	2,816	16.5	2,803	18.0
Commercial, financial & agricultural loans	3,858	21.4	4,349	24.7
Real estate construction and land loans	1,246	4.9	1,375	6.1
Installment/consumer loans	193	1.0	228	1.2
Total	$15,483	100.0%	$14,439	100.0%

Non Interest Income

Total non interest income decreased $0.1 million or 7.8% to $2.1 million for the three months ended September 30, 2013 compared to $2.2 million for the same period in 2012. The decline was primarily the result of a decrease of $0.2 million in net securities gains partially offset by an increase in fees for other customer services of $0.07 million related to debit card and investment services income.

Total non interest income decreased $1.4 million or 17.0% to $6.6 million for the nine months ended September 30, 2013 compared to $8.0 million for the same period in 2012. The decrease was primarily the result of lower net securities gains of $1.5 million, partially offset by an increase in fees for other customer services of $0.3 million related to debit card and investment services income.

Non Interest Expense

Total non interest expense increased $1.4 million or 16.3% to $9.9 million during the three months ended September 30, 2013 compared to $8.5 million over the same period in 2012. Salaries and employees benefits were $5.3 million and $5.2 million for the three months ended September 30, 2013 and 2012, respectively. Occupancy and equipment expense increased $0.4 million to $1.4 million as of September 30, 2013 as compared to $1.0 million for the same period last year due the opening of three branches and the new administrative office. Technology and communication expense increased $0.2 million to $0.7 million as compared to $0.5 million for the same period in 2012 due to new facilities and the new Internet banking platform. Marketing and advertising increased $0.2 million to $0.6 million compared to $0.4 million in 2012. Professional services increased $0.1 million to $0.3 million for the three months ended September 30, 2013 compared to $0.2 million for the third quarter 2012. Other operating expenses increased $0.1 million to $0.9 million as compared to $0.8 million for the same period last year. Additionally, the Company incurred acquisition costs of $0.3 million, net of income taxes, associated with the proposed merger with FNBNY.

Total non interest expense increased $2.8 million or 11.3% to $28.1 million during the nine months ended September 30, 2013 compared to $25.3 million over the same period in 2012. Salaries and employees benefits increased $0.4 million or 2.7% to $16.0 million for the nine months ended September 30, 2013 from $15.6 million for the same period in 2012. The increase reflects additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio. Occupancy and equipment expense increased $1.1 million to $4.0 million as of September 30, 2013 as compared to $2.9 million for the same period last year due the opening of three branches and the new administrative office. Technology and communications increased $0.3 million to $1.9 million as of September 30, 2013 as compared to $1.6 million for the same period last year due to new facilities and the new Internet banking platform. Marketing and advertising increased $0.3 million to $1.5 million as compared to $1.2 million for the same period last year. Professional services increased $0.2 million to $1.0 million as compared to $0.8 million for the same period last year. FDIC assessments increased $0.2 million to $0.7 million as compared to $0.5 million for the same period last year. Other operating expenses increased $0.3 million to $2.7 million as compared to $2.4 million for the same period in 2012. Additionally, the Company incurred acquisition costs of $0.3 million, net of income taxes, associated with the proposed merger with FNBNY.  The increase in non interest expense was partially offset by a decrease in cost of extinguishment of debt of $0.2 million as compared to 2012.

Income Taxes

The provision for income taxes remained at $1.6 million for the three months ended September 30, 2013 as compared to 2012. The effective tax rate was 34.2% and 32.4% for the three months ended September 30, 2013 and 2012, respectively. The increase in the effective rates was a result of lower percentage of interest income from tax exempt securities and the impact of certain acquisition costs which are not deductible for income tax purposes.

The provision for income taxes increased $0.2 million or 4.4% to $4.7 million for the nine months ended September 30, 2013 compared to $4.5 million for the nine months ended September 30, 2012 primarily due to higher pretax income. The effective tax rate for the nine months ended September 30, 2013 increased to 32.9% from 32.3% for the same period last year. The increase in the effective rate was a result of a lower percentage of interest income from tax exempt securities and the impact of certain acquisition costs which are not deductible for income tax purposes.

Financial Condition

Total assets grew to $1.70 billion, an 8.6% increase over the September 30, 2012 level of $1.57 billion and increased 4.7% over the December 31, 2012 level of $1.62 billion. The growth in assets from September 30, 2012 and December 31, 2012 was primarily funded by deposits and borrowings. This increase reflects strong organic growth in existing markets and expansion into new markets.

Cash and due from banks decreased $14.2 million and interest earning deposits with banks remained at $4.4 million compared to December 31, 2012. Total securities decreased $53.5 million or 7.2% to $686.3 million and loans held for investments increased

$133.7 million or 17.1% to $917.8 million compared to December 31, 2012 levels. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Other assets increased $7.9 million to $20.6 million compared to December 31, 2012, due to deferred tax effects on the fair value of the available for sale securities. Total deposits increased $53.7 million to $1.46 billion at September 30, 2013 compared to $1.41 billion at December 31, 2012. Demand deposits decreased $41.9 million to $487.3 million as of September 30, 2013 compared to $529.2 million at December 31, 2012 related to the seasonal decline in municipal deposits. Savings, NOW and money market deposits increased $145.4 million to $868.3 million at September 30, 2013 from $722.9 million at December 31, 2012. Certificates of deposit of $100,000 or more decreased $49.1 million to $69.6 million at September 30, 2013, from $118.7 million at December 31, 2012. Other time deposits decreased $0.7 million to $37.8 million at September 30, 2013, from $38.5 million at December 31, 2012. Federal funds purchased and Federal Home Loan Bank overnight borrowings were $41.0 million, a decrease of $3.5 million or 7.9% as of September 30, 2013 compared to $44.5 million at December 31, 2012. Federal Home Loan Bank term advances increased $25.0 million to $40.0 million as of September 30, 2013 compared to $15 million at December 31, 2012. Repurchase agreements decreased $1.1 million to $11.3 million at September 30, 2013 compared to $12.4 million as of December 31, 2012. Junior subordinated debenture remained at $16.0 million as of September 30, 2013 compared to December 31, 2012. Other liabilities and accrued expenses increased $2.3 million to $11.0 million as of September 30, 2013 from $8.7 million as of December 31, 2012 primarily due to $3.0 million of securities purchased that did not settle until October 2013. Stockholders’ equity was $119.0 million at September 30, 2013, an increase of $0.3 million or 0.3% from December 31, 2012. The increase in stockholders’ equity reflects net income of $9.5 million, $1.0 million related to stock based compensation and $5.6 million of capital raised through the DRP, partially offset by an $11.3 million decrease in the fair value of available for sale securities, net of deferred income taxes and $4.2 million paid in dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments and deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Company’s principal sources of liquidity included cash and cash equivalents of $5.7 million as of September 30, 2013, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the nine months ended September 30, 2013, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. At September 30, 2013, the Bank had $35.3 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At September 30, 2013, the Bank had aggregate lines of credit of $282.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $262.5 million is available on an unsecured basis. As of September 30, 2013, the Bank had $41.0 million outstanding in overnight borrowings.  As of December 31, 2012, the Bank had $44.5 million outstanding in overnight borrowings.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity.  As of September 30, 2013 and December 31, 2012, the Bank did not have any overnight borrowings outstanding under these lines.  As of September 30, 2013 and December 31, 2012, the Bank had $40.0 million outstanding in FHLB advances.  As of September 30, 2013, the Bank had $10.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.3 million outstanding with customers.  The Bank had $10.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2012 with brokers and $2.4 million outstanding with customers.  In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of September 30, 2013 and December 31, 2012, the Bank had no brokered certificates of deposits.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements.  Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short term and wholesale borrowings, and the amount of public funds in the deposit mix.  The Asset and Liability Committee is comprised of members of senior management and the Board.  Excess short term liquidity is invested overnight at the highest rate available at the Federal Reserve or in federal funds sold.  The Bank invested $1.9 million at the Federal Reserve as of September 30, 2013, $5.8 million as of September 30, 2012 and $2.6 million as of December 31, 2012. The Bank did not have overnight federal funds sold as of September 30, 2013, September 30, 2012 or December 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of September 30, 2013, the Company and the Bank met all capital adequacy requirements. The recently adopted Basel capital rule that strengthens regulatory capital standards will adjust the prompt corrective action categories.

On December 21, 2012, the Company filed a shelf registration statement on Form S-3 to register up to $75 million of securities and a prospectus and prospectus supplement, replacing the previously expired shelf registration statement on Form S-3 filed in June 2009. The Company has the ability to issue additional common stock and/or preferred stock should the need arise.

On October 8, 2013, the Company completed a public offering of common stock wherein the Company sold 1,926,250 shares of common stock at a price of $20.75 per share, for gross proceeds of approximately $40.0 million, which include 251,250 shares sold pursuant to the option granted to the underwriters. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $37.5 million. The purpose of the offering was in part to provide additional capital to Bridge Bancorp to support its acquisition of FNBNY Bancorp, Inc. and for general corporate purposes.

At September 30, 2013 and December 31, 2012, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)

As of September 30,	2013
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$158,871	14.0%	$90,758	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	144,674	12.8%	45,379	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	144,674	8.4%	69,285	4.0%	n/a	n/a

As of December 31,	2012
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$145,765	14.2%	$82,171	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	132,906	12.9%	41,085	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	132,906	8.4%	63,136	4.0%	n/a	n/a

Bridgehampton National Bank

As of September 30,	2013
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$153,034	13.5%	$90,739	8.0%	$113,424	10.0%
Tier 1 Capital (to risk weighted assets)	138,840	12.2%	45,370	4.0%	68,055	6.0%
Tier 1 Capital (to average assets)	138,840	8.0%	69,266	4.0%	86,583	5.0%

As of December 31,	2012
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$140,487	13.7%	$82,155	8.0%	$102,693	10.0%
Tier 1 Capital (to risk weighted assets)	127,630	12.4%	41,077	4.0%	61,616	6.0%
Tier 1 Capital (to average assets)	127,630	8.1%	63,132	4.0%	78,915	5.0%

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

Recent Regulatory and Accounting Developments

Refer to Note 15. “Recent Accounting Pronouncements”, of the Notes to the Consolidated Financial Statements for details related to recent accounting developments.

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

At September 30, 2013, $635.8 million or 92.1% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold.  The Company is also subject to reinvestment risk associated with changes in interest rates.  Changes in market interest rates could also affect the type (fixed-rate or adjustable-rate) and the amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities.  In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets.  Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at September 30, 2013:

	September 30, 2013
	Potential Change
Change in Interest	in Net
Rates in Basis Points	Interest Income
(Dollars in thousands)	$ Change	% Change
200	$(3,327)	(6.20)%
100	$(918)	(1.71)%
Static	—	—
(100)	$81	0.15%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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
101

The following financial statements from Bridge Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013, filed on November 7, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and (vi) the Condensed Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

November 7, 2013	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

November 7, 2013	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer