Form 10-K
period 2013-12-31
BRIDGE BANCORP INC
filed 2014-03-14
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission File No. 001-34096

BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value of $0.01 Per Share	The Nasdaq Stock Market, LLC

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2013, was $194,127,548.

The number of shares of the Registrant’s common stock outstanding on March 12, 2014 was 11,622,150.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2014 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2014 (Part III).

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

The Bank employs 271 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive. In addition, the Company maintains equity incentive plans under which it may issue shares of common stock of the Company.

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

Page -1-

The Company, the Bank and its subsidiaries, with the exception of the real estate investment trust which files its own federal and state income tax returns, report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxation. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale of available for sale securities are generally treated as ordinary income, rather than capital gains or losses. The Bank is subject to the New York State Franchise Tax on Banking Corporations based on certain criteria. The taxation of net income is similar to federal taxable income subject to certain modifications.

DeNovo Branch Expansion

Since 2008, the Bank has opened nine new branches including four since 2012. In June 2012, the Bank opened a new branch in Ronkonkoma, New York. This location’s proximity to MacArthur Airport complements the Patchogue branch and extends the Bank’s reach into the Bohemia market. In late December 2012, the Bank opened a new branch and administrative offices in Hauppauge, New York. In March 2013, the Bank opened a new branch located in Rocky Point and in May 2013 opened a new branch on Shelter Island.  The recent branch openings demonstrate the Bank’s commitment to traditional growth through branch expansion and move the Bank geographically westward.

Mergers and Acquisitions

Hamptons State Bank

In May 2011, the Bank acquired Hamptons State Bank (“HSB”) which increased the Bank’s presence in an existing market with a branch located in the Village of Southampton. In July 2011, the Bank converted the former HSB customers to its core operating system. Management spent considerable time ensuring the transition progressed smoothly for HSB’s former customers and shareholders and demonstrated its ability to successfully integrate the former HSB customers and achieve expected cost savings while continuing to execute its business strategy.

FNBNY

On September 27, 2013, the Company entered into a definitive agreement to acquire FNBNY Bancorp and its wholly owned subsidiary, the First National Bank of New York (collectively “FNBNY”). On February 14, 2014, the Company acquired FNBNY at a purchase price of $6.1 million and issued an aggregate of 240,598 Bridge Bancorp shares in exchange for all the issued and outstanding stock of FNBNY. The purchase price is subject to certain post-closing adjustments equal to 60 percent of the net recoveries of principal on $6.3 million of certain identified problem loans over a two-year period after the acquisition.  As of February 14, 2014, FNBNY had total assets of $218 million, including $105 million in loans, funded by deposits of $169 million with three full-service branches, including the Company’s first two branches in Nassau County located in Merrick and Massapequa, and one in western Suffolk County located in Melville.

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

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes in the regulation of insured depository institutions. Among other things, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of their prudential regulator rather than the Consumer Financial Protection Bureau.

In addition, the Dodd-Frank Act directed changes in the way that institutions are assessed for deposit insurance, mandated the revision of regulatory capital requirements, required regulations requiring originators of certain securitized loans to retain a percentage of the

Page -2-

risk for the transferred loans, stipulated regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.

The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”).  On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.  The final rule unexpectedly included within the interests subject to its restrictions collateralized debt obligations backed by trust-preferred securities (“TRUPs CDOs”).  Many banking organizations had purchased such instruments because of their favorable tax, accounting and regulatory treatment and would have been subject to unexpected write-downs.  In response to concerns expressed by community banking organizations, the federal agencies subsequently issued an interim final rule which grandfathers TRUPS CDOs issued before May 19, 2010 if (i) acquired by a banking organization on or before December 10, 2013 and (ii) the organization reasonably believed the proceeds from the TRUPS CDOs were invested primarily in any trust preferred security or subordinated debt instrument issued by a depository institution holding company with less than $15 billion in assets or by a mutual holding company.

In addition, the Consumer Financial Protection Bureau has finalized the rule implementing the “Ability to Pay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans.  The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk.  The Ability to Repay final rules were effective January 10, 2014.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. The regulatory process is ongoing and the impact on operations cannot yet be fully assessed. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company and the Bank.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower rates. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

Page -3-

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized FICO assessment was equal to 0.62 basis points of average consolidated total assets less average tangible equity.

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

The OCC regulations require national banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0% to 200%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the OCC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one-to-four family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.

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

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule is effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

Page -4-

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

The recent final rule that will increase regulatory capital standards will adjust the prompt corrective action tiers as of January 1, 2015 to account for the changes.

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

Page -5-

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

The Federal Reserve Board has adopted consolidated capital adequacy guidelines for bank holding structured similarly, but not identically, to those of the OCC for the Bank. As of December 31, 2013, the Company’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks will apply to bank holding companies (with greater than $500 million of assets) as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.  The new capital rule will eliminate from Tier 1 capital the inclusion of certain instruments, such as trust preferred securities, that are currently includable by bank holding companies. However, the final rule grandfathers trust preferred issuances prior to May 19, 2010 in accordance with the Dodd-Frank Act. The Company has issued trust preferred securities that should qualify for the grandfather.

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

Page -6-

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

During 2008, the Company received approval and began trading on the NASDAQ Global Select Market under the symbol “BDGE”. Equity incentive plan grants of stock options and stock awards are recorded directly to the holding company. The Company’s sources of funds are dependent on dividends from the Bank, its own earnings, additional capital raised and borrowings. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income. The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title insurance abstract subsidiary, and net gains on sales of securities and loans. The level of its non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance abstract subsidiary, and income tax expense, further affects the Bank’s net income.

The Company had nominal results of operations for 2013, 2012, and 2011 on a parent-only basis.  The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 15 of the Notes to the Consolidated Financial Statements). Since 2011, the Company has actively managed its capital position in response to its growth and has raised $68M in capital.

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

Page -7-

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

Changes in interest rates also affect the fair value of our securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  As of December 31, 2013, our securities portfolio totaled $776.5 million.

In addition, the Dodd-Frank Act eliminated the federal prohibition on paying interest on demand deposits effective July 21, 2011, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this change to existing law could increase our interest expense.

Strong competition within our market area may limit our growth and profitability.

The Bank’s market area is located in Suffolk County on eastern Long Island and its customer base is mainly located in the towns of East Hampton, Southampton, Southold and Riverhead. Since 2009, the Bank has expanded its market areas to include branches in the towns of Brookhaven, Babylon and Islip. In December 2012, the Bank opened administrative offices in Hauppauge, New York, to better service customers as the Bank continues to move westward.  During 2013, the Bank opened two new branches: one in March located in Rocky Point, New York and one in May located on Shelter Island, New York. Competition in the banking and financial services industry remains intense. The profitability of the Bank depends on the continued ability to successfully compete. The Bank competes with commercial banks, savings banks, credit unions, insurance companies, and brokerage and investment banking firms. Many of our competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. In addition, competitors may offer deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than the Bank has been willing to offer. Furthermore, the high cost of living on the twin forks of eastern Long Island creates increased competition for the recruitment and retention of qualified staff.

Acquisition of FNBNY

Acquisitions involve a number of risks and challenges including:  our ability to integrate the branches and operations we acquire, and the associated internal controls and regulatory functions, into our current operations; our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage the loans we acquire; our ability to attract new deposits and to generate new interest-earning assets in geographic areas we have not previously served.  Additionally, no assurance can be given that the operation of acquired branches would not adversely affect our existing profitability; that we would be able to achieve results in the future similar to those achieved by our existing banking business; that we would be able to compete effectively in the market areas served by acquired branches; or that we would be able to manage any growth resulting from the transaction effectively.  We face the additional risk that the anticipated benefits of the acquisition may not be realized fully or at all, or within the time period expected.

Our future success depends on the success and growth of The Bridgehampton National Bank.

Our primary business activity for the foreseeable future will be to act as the holding company of the Bank. Therefore, our future profitability will depend on the success and growth of this subsidiary.  The continued and successful implementation of our growth strategy will require, among other things that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area.  In addition, our ability to successfully grow will depend on several factors, including favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality.  While we believe we have the management resources, market opportunities and internal systems in place to obtain and successfully manage future growth, growth opportunities may not be available and we may not be successful in continuing our

Page -8-

growth strategy.  In addition, continued growth requires that we incur additional expenses, including salaries, data processing and occupancy expense related to new branches and related support staff.  Many of these increased expenses are considered fixed expenses.  Unless we can successfully continue our growth, our results of operations could be negatively affected by these increased costs.  Finally, our growth is also affected by the seasonality of our markets in Eastern Long Island, including the Hamptons and North Fork, a region that is a recreational destination for the New York metropolitan area, and a highly regarded resort locale world-wide.  This seasonality results in more economic activity in the summer months and decrease activity in the off season, which can adversely impact the consistency and sustainability of growth.

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

Although economic and real estate conditions improved in 2013, we continue to operate in a challenging environment both nationally and locally.  This poses significant risks to both the Company’s business and the banking industry as a whole.  Although we have taken, and continue to take, steps to reduce our exposure to the risks that stem from adverse changes in such conditions, we nonetheless could be impacted by them to the degree that they affect the loans we originate and the securities we invest in.  Specific risks include reduced loan demand from quality borrowers; increased competition for loans; increased loan loss provisions resulting from deterioration in loan quality caused by, among other things, depressed real estate values and high levels of unemployment; reduced net interest income and net interest margin caused by a sustained period of low interest rates; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; and volatile equity markets.

Increases to the allowance for credit losses may cause our earnings to decrease.

Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover probable incurred losses  in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance through charges to earnings would materially decrease our net income.

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

Page -9-

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

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule is effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

Page -10-

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

Severe Weather, Acts of Terrorism and Other External Events Could Impact Our Ability to Conduct Business

In the past, weather-related events have adversely impacted our market area, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area remain central targets for potential acts of terrorism.  Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Proposed changes in New York State Tax Law

The Company is subject to income tax under Federal, New York State and New York City laws and regulations.  Changes in such laws and regulations could increase the Company’s tax burden and such increase could have a material negative impact on its results of operations.

The Governor of the State of New York State recently announced his budget proposal for the 2014-2015 fiscal year.  The Governor’s proposal includes, among other things: (1) a merger of the current bank tax provisions under Article 32 of New York State tax law into the corporate tax provisions under Article 9A; (2) a reduction in the corporate income tax rate from 7.1% to 6.5%; (3) an increase in the MTA surcharge from 17% of the corporate tax to 24.5%; and (4) the elimination of captive REITs for institutions that have less than $8 billion in total assets.

The Company currently avails itself of certain benefits under New York State tax law associated with having a captive REIT.  If the tax reform elements contained in the Governor’s budget proposal become law, the Company would lose the annual tax benefit associated with its REIT which would result in a higher tax rate and lower net income. Other provisions in the Governor’s proposal would benefit the Bank such as the reduction in the corporate tax rate from 7.1% to 6.5%.  The Company is continuing to analyze the Governor’s budget proposal and has not yet determined the full impact that the proposal, if enacted into law, could have on its tax burden.

Page -11-

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, the Registrant does not own or lease any property. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932. The Bank’s internet address is www.bridgenb.com.

As of December 31, 2013, all of the Bank’s properties were located in Suffolk County, New York. The Bank’s Main Office in Bridgehampton is owned. The Bank also owns buildings that house branches located in; Montauk, Southold, Westhampton Beach, Southampton Village, and East Hampton Village. The Bank currently leases out a portion of the Montauk and Westhampton Beach buildings. The Bank leases fifteen additional properties in Suffolk County as branch locations. Additionally, the Bank utilizes space for a branch in the retirement community, Peconic Landing at 1500 Brecknock Road, Greenport. The Bank currently subleases a portion of the leased property located in Patchogue. In 2011, the Bank purchased real estate in the Town of Southold which will also be considered as a site for a future branch facility. On February 14, 2014, the Company acquired FNBNY and six leased properties.  FNBNY operates in four locations: (i) three branch locations including two in Nassau County and (ii) one loan production office in New York City. Additionally, one leased properties in New York City is fully sublet.

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

At December 31, 2013 the Company had approximately 846 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

Page -12-

COMMON STOCK INFORMATION

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2013
First	$21.87	$20.08	$—
Second	$22.77	$19.40	$0.23
Third	$24.69	$20.86	$0.23
Fourth	$26.00	$21.26	$0.23

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2012
First	$22.33	$19.30	$0.23
Second	$23.59	$19.02	$0.23
Third	$24.54	$19.58	$0.23
Fourth	$23.24	$19.07	$0.46

Stockholders received cash dividends totaling $6.8 million in 2013 and $9.9 million in 2012. Due to the likelihood of a change in the tax rates on dividends beginning in 2013, management decided to accelerate the timing of the payment of the Company’s fourth quarter dividend to shareholders into calendar year 2012 resulting in five dividend payments in 2012 and three dividend payments in 2013. The ratio of dividends per share to net income per share was 51.58% in 2013 compared to 77.50% in 2012.

There are various legal limitations with respect to the Company’s ability to pay dividends to shareholders and the Bank’s ability to pay dividends to the Company.   Under the New York Business Corporation Law, the Company may pay dividends on its outstanding shares unless the Company is insolvent or would be made insolvent by the dividend.  Under federal banking law, the prior approval of the Federal Reserve Board and the Office Comptroller of the Currency (the “OCC”) may be required in certain circumstances prior to the payment of dividends by the Company or the Bank.  A national bank may generally declare a dividend, without approval from the OCC, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend.  At January 1, 2014, the Bank had $27.8 million of retained net income available for dividends to the Company.  The OCC also has the authority to prohibit a national bank from paying dividends if such payment is deemed to be an unsafe or unsound practice.  In addition, as a depository institution the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC. The Bank currently is not (and never has been) in default under any of its obligations to the FDIC.

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

Page -13-

PERFORMANCE GRAPH

Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size $1 billion to $5 billion, as reported by SNL Financial L.C. from December 31, 2008 through December 31, 2013. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

		Period Ended
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Bridge Bancorp, Inc.	100.00	135.12	143.82	119.94	129.34	170.40
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors approved a stock repurchase program on March 27, 2006 which authorized the repurchase of 309,000 shares. No shares have been purchased during the year ended December 31, 2013. The total number of shares purchased as part of the publicly announced plan totaled 141,959 as of December 31, 2013. The maximum number of remaining shares that may be purchased under the plan totals 167,041 as of December 31, 2013. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended December 31, 2013.

Page -14-

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

December 31,	2013	2012	2011	2010	2009
Selected Financial Data:

Securities available for sale	$575,179	$529,070	$441,439	$323,539	$306,112
Securities, restricted	7,034	2,978	1,660	1,284	1,205
Securities held to maturity	201,328	210,735	169,153	147,965	77,424
Loans held for sale	—	—	2,300	—	—
Loans held for investment	1,013,263	798,446	612,143	504,060	448,038
Total assets	1,896,746	1,624,713	1,337,458	1,028,456	897,257
Total deposits	1,539,079	1,409,322	1,188,185	916,993	793,538
Total stockholders’ equity	159,460	118,672	106,987	65,720	61,855

Years Ended December 31,
Selected Operating Data:

Total interest income	$58,430	$54,514	$50,426	$44,899	$43,368
Total interest expense	7,272	7,555	7,616	7,740	7,815
Net interest income	51,158	46,959	42,810	37,159	35,553
Provision for loan losses	2,350	5,000	3,900	3,500	4,150

Net interest income after provision for loan losses	48,808	41,959	38,910	33,659	31,403
Total non-interest income	8,891	10,673	6,949	7,433	6,174
Total non-interest expense	37,937	33,780	30,837	27,879	24,765

Income before income taxes	19,762	18,852	15,022	13,213	12,812
Income tax expense	6,669	6,080	4,663	4,047	4,049
Net income	$13,093	$12,772	$10,359	$9,166	$8,763

December 31,
Selected Financial Ratios and Other Data:

Return on average equity(1)	9.89%	11.78%	14.37%	15.29%	15.58%
Return on average assets(1)	0.77%	0.88%	0.88%	0.95%	1.06%
Average equity to average assets	7.80%	7.49%	6.11%	6.18%	6.80%
Dividend payout ratio (2) (3)	51.58%	77.50%	44.35%	63.42%	65.43%
Basic earnings per share(1)	$1.36	$1.48	$1.54	$1.45	$1.41
Diluted earnings per share(1)	$1.36	$1.48	$1.54	$1.45	$1.41
Cash dividends declared per common share(2) (3)	$0.69	$1.15	$0.69	$0.92	$0.92

(1)   2013 amount includes $0.4 million of acquisition costs, net of income taxes, associated with the FNBNY acquisition.

(2)   The dividend payout ratio and cash dividends declared per common share for 2012 includes five declared quarterly dividends.

(3)   The dividend payout ratio and cash dividends declared per common share for 2013 and 2011 includes three declared quarterly dividends.

Page -15-

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic  conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and other factors discussed elsewhere in this report including factors set forth under Item 1A., Risk Factors, and in quarterly and other reports filed by the Company with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

OVERVIEW

Who We Are and How We Generate Income

Bridge Bancorp, Inc., a New York corporation, is a bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. The Company is dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title abstract subsidiary, and net gains on sales of securities and loans. The level of its non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity.

Year and Quarterly Highlights

•              Net income of $3.6 million and $0.32 per diluted share for the fourth quarter 2013 compared to $3.4 million and $0.39 per diluted share for the fourth quarter 2012. Net income for 2013 was $13.1 million and $1.36 per diluted share, compared to $12.8 million and $1.48 per diluted share in 2012

•              Returns on average assets and equity for 2013 were 0.77% and 9.89%, respectively.

•              Net interest income increased to $51.2 million for 2013 compared to $47.0 million in 2012.

•              Net interest margin was 3.24% for 2013 and 3.52% for 2012.

•              Total assets of $1.9 billion at December 31, 2013, an increase of $0.3 billion or 16.8% over the same date last year.

•              Total loans held for investment of $1.0 billion at December 31, 2013, an increase of 26.9% from December 31, 2012.

Page -16-

•              Total investment securities of $783.5 million at December 31, 2013, an increase of 5.5% over December 31, 2012.

•              Total deposits of $1.5 billion at December 31, 2013, an increase of $129.8 million or 9.2% over 2012 level.

•              Allowance for loan losses was 1.58% of loans as of December 31, 2013, compared to 1.81% at December 31, 2012.

•              The Company’s Tier 1 Capital to quarterly average assets ratio was 10.3% as of December 31, 2013, as compared to 8.4% as of 2012. Stockholders’ equity totaled $159.5 million at December 31, 2013, an increase of $40.8 million from December 31, 2012 as a result of a $37.5 million public offering on October 8, 2013, as well as the capital raised through the Dividend Reinvestment Plan (“DRP”) and continued earnings growth, net of dividends.

•              A cash dividend of $0.23 per share was declared in January 2014 for the fourth quarter of 2013 paid in February 2014.

Significant Events

Acquisition of FNBNY

On September 27, 2013, Bridge Bancorp, Inc. (“Bridge Bancorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FNBNY Bancorp, Inc. (“FNBNY”).  Pursuant to the Merger Agreement, FNBNY will merge with and into Bridge Bancorp, with Bridge Bancorp as the surviving entity.  Immediately following the merger of FNBNY with and into Bridge Bancorp, the First National Bank of New York, a national banking association and wholly owned subsidiary of FNBNY (“First National Bank”), will merge with and into The Bridgehampton National Bank, a national banking association and wholly owned subsidiary of Bridge Bancorp, with The Bridgehampton National Bank as the surviving entity. On February 14, 2014, the Company acquired FNBNY at a purchase price of $6.1 million and issued an aggregate of 240,598 Bridge Bancorp shares in exchange for all the issued and outstanding stock of FNBNY. The purchase price is subject to certain post-closing adjustments equal to 60 percent of the net recoveries of principal on $6.3 million of certain identified problem loans over a two-year period after the acquisition.  As of February 14, 2014, FNBNY had total assets of $218 million, including $106 million in loans, funded by deposits of $169 million with three full-service branches, including the Company’s first two branches in Nassau County located in Merrick and Massapequa, and one in western Suffolk County located in Melville.

Public Offering of Common Stock

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

Page -17-

Since April 2010 the Federal Reserve has maintained the federal funds target rate between 0 and 25 basis points as an effort to foster employment. In June 2013, the FOMC announced it will continue purchasing agency mortgage-backed securities and longer term Treasury securities at a pace of $45 billion a month and $45 billion a month, respectively, until certain improvements in the economy are achieved. The FOMC will continue to reinvest principal payments of agency mortgage-backed securities and roll over maturing Treasury securities. In December 2013, the FOMC announced that in light of improving economic indicators, it would reduce these purchases by $10 billion per month. These actions have resulted in a prolonged low interest rate environment reducing yields on interest earning assets and compressing the Company’s net interest margin. The FOMC anticipates maintaining the federal funds target rate until the outlook for employment and inflation are in line with the Committee’s long term objectives.

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

Challenges and Opportunities

As noted earlier, on February 14, 2014, the Company acquired FNBNY. This acquisition increases the Company’s scale and continues the westward expansion into three new markets including Melville (Suffolk County), and two branches in Nassau County; Massapequa and Merrick. To support this acquisition and future growth, the Company completed a public offering on October 8, 2013, with $37.5 million in net proceeds. While these proceeds provide capital to support the acquisition, the additional common shares outstanding negatively impacted earnings per share during the fourth quarter of 2013 and will likely impact the first half of 2014 until the benefits of the acquisition can be affected. Management recognizes the challenges associated with an acquisition and will leverage the experience gained in the acquisition of Hamptons State Bank in 2011, with the integration of FNBNY.

The Bank continues to face challenges associated with a fragile economic recovery, ever increasing regulations, and the current volatile interest rate environment. During 2013, speculation about the Federal Reserve’s Quantitative Easing or bond buying program caused longer term interest rates to rise dramatically. Over time, increases in rates should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of our available for sale securities declined, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the tenor of assets increase interest expense and reduce interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long term benefits.

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

Corporate objectives for 2014 include: successful integration of the operations of FNBNY, leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow its franchise and continued investments to generate core funding, quality loans and new sources of revenue, remain keys to continue creating long term shareholder value. Management remains committed to branch based banking and during 2013, the Company has opened two new branches, one in Rocky Point, New York, in March 2013 and one in Shelter Island, New York, in May 2013. The Bank also received regulatory approval to open an additional branch in Bay Shore, New York, and a loan production office in Riverhead, New York. The Company expects to open the Bay Shore branch and the loan production office during the first quarter of 2014. The Company launched its new electronic banking platform in the first half of 2013. This new platform allows the Company to enhance the delivery of current technology, and more importantly, effectively deliver the next generation of products and services to its existing and new customer base. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its

Page -18-

underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

CRITICAL ACCOUNTING POLICIES

Note 1 of our Notes to Consolidated Financial Statements for the year ended December 31, 2013 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

Page -19-

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2013 and 2012, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding our allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

NET INCOME

Net income for 2013 totaled $13.1 million or $1.36 per diluted share while net income for 2012 totaled $12.8 million or $1.48 per diluted share, as compared to net income of $10.4 million, or $1.54 per diluted share for the year ended December 31, 2011. Net income increased $0.3 million or 2.5% compared to 2012 and net income for 2012 increased $2.4 million or 23.3% as compared to 2011. Significant trends for 2013 include: (i) a $4.2 million or 9.0% increase in net interest income; (ii) a $2.7 million decrease in the provision for loan losses; (iii) a $1.8 million or 16.7% decrease in total non-interest income due to lower net securities gains of $0.7  million in 2013 compared to $2.6 million in 2012; and (iv) a $4.2 million or 12.3% increase in total non-interest expenses including $0.5 million of acquisition costs associated with the FNBNY acquisition that closed on February 14, 2014. The effective income tax rate was 33.8% for 2013 compared to 32.3% for 2012.

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

Page -20-

Years Ended December 31,	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest earning assets:
Loans, net (1)	$883,511	$45,257	5.12%	$671,103	$40,255	6.00%	$554,469	$35,434	6.39%
Mortgage-backed, CMOs and other asset-back securities	395,402	6,956	1.76	342,302	7,391	2.16	277,073	9,000	3.25
Tax exempt securities (2)	112,393	3,355	2.99	141,899	4,181	2.95	124,616	4,417	3.54
Taxable securities	213,368	4,012	1.88	191,445	4,068	2.12	111,311	2,993	2.69
Deposits with banks	9,773	28	0.29	27,840	78	0.28	48,841	123	0.25
Total interest earning assets	1,614,447	59,608	3.69	1,374,589	55,973	4.07	1,116,310	51,967	4.66
Non interest earning assets:
Cash and due from banks	33,417			22,760			19,025
Other assets	49,535			48,836			44,952
Total assets	$1,697,399			$1,446,185			$1,180,287

Interest bearing liabilities:
Savings, NOW and money market deposits	$827,464	$3,543	0.43%	$718,559	$3,738	0.52%	$613,068	$3,936	0.64%
Certificates of deposit of $100,000 or more	99,899	1,079	1.08	131,695	1,453	1.10	115,895	1,264	1.09
Other time deposits	38,462	340	0.88	40,949	416	1.02	43,282	507	1.17
Federal funds purchased and repurchase agreements	73,871	560	0.76	38,613	461	1.19	17,582	543	3.09
Federal Home Loan Bank term advances	26,989	385	1.43	18,068	122	0.68	82	—	0.00
Junior subordinated debentures	16,002	1,365	8.53	16,002	1,365	8.53	16,002	1,366	8.54
Total interest bearing liabilities	1,082,687	7,272	0.67	963,886	7,555	0.78	805,911	7,616	0.95
Non-interest bearing liabilities:
Demand deposits	474,367			365,999			294,566
Other liabilities	7,993			7,923			7,721
Total liabilities	1,565,047			1,337,808			1,108,198
Stockholders’ equity	132,352			108,377			72,089
Total liabilities and stockholders’ equity	$1,697,399			$1,446,185			$1,180,287

Net interest income/interest rate spread (3)		52,336	3.02%		48,418	3.29%		44,351	3.71%

Net interest earning assets/net interest margin (4)	$531,760		3.24%	$410,703		3.52%	$310,399		3.97%

Ratio of interest earning assets to interest bearing liabilities			149.11%			142.61%			138.52%

Less: Tax equivalent adjustment		(1,178)			(1,459)			(1,541)

Net interest income		$51,158			$46,959			$42,810

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

Page -21-

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

Years Ended December 31,	2013 Over 2012 Changes Due To			2012 Over 2011 Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans (1)	$11,489	$(6,487)	$5,002	$7,089	$(2,268)	$4,821
Mortgage-backed, CMOs and other asset-backed securities	1,050	(1,485)	(435)	1,828	(3,437)	(1,609)
Tax exempt securities (2)	(882)	56	(826)	561	(797)	(236)
Taxable securities	434	(490)	(56)	1,811	(736)	1,075
Deposits with banks	(53)	3	(50)	(58)	13	(45)
Total interest earning assets	12,038	(8,403)	3,635	11,231	(7,225)	4,006

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	513	(708)	(195)	609	(807)	(198)
Certificates of deposit of $100,000 or more	(273)	(101)	(374)	141	48	189
Other time deposits	(23)	(53)	(76)	(27)	(64)	(91)
Federal funds purchased and repurchase agreements	309	(210)	99	387	(469)	(82)
Federal Home Loan Bank Advances	83	180	263	93	29	122
Junior subordinated debentures	—	—	—	—	(1)	(1)
Total interest bearing liabilities	609	(892)	(283)	1,203	(1,264)	(61)
Net interest income	$11,429	$(7,511)	$3,918	$10,028	$(5,961)	$4,067

(1)          Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss, and include loans held for sale.

(2)          The above table is presented on a tax equivalent basis.

The net interest margin declined to 3.24% in 2013 compared to 3.52% for the year ended December 31, 2012 and 3.97% in 2011. The decrease in 2013 and 2012 was primarily the result of the historically low market interest rates which was partly offset by strong core deposit growth and higher loan demand. The total average interest earning assets in 2013 increased $239.9 million or 17.5% over 2012 levels, yielding 3.69% and the overall funding cost was 0.47%, including demand deposits. The yield on interest earning assets decreased approximately 38 basis points while the cost of interest bearing liabilities decreased approximately 11 basis points during 2013 compared to 2012. The increase in average total deposits of $183.0 million partially funded average lowering yielding securities of $45.5 million, and average net loans grew $212.4 million from the comparable 2012 levels.

Net interest income was $51.2 million in 2013 compared to $47.0 million in 2012 and $42.8 million in 2011. The increase in net interest income of $4.2 million or 9.0% as compared to 2012, and the increase in net interest income of $4.1 million or 9.7% in 2012 as compared to 2011, primarily resulted from the effect of the increase in the volume of average total interest earning assets and the decrease in the cost of average total interest bearing liabilities being greater than the effect of the increase in volume of average total interest bearing liabilities and the decrease in yield on average total interest earning assets.

Average total interest earning assets grew by $239.9 million or 17.5% to $1.6 billion in 2013 compared to $1.4 billion in 2012. During this period, the yield on average total interest earning assets decreased to 3.69% from 4.07%. Average total interest earning assets grew by $258.3 million or 23.1% to $1.4 billion in 2012 compared to $1.1 billion in 2011. During this period, the yield on average total interest earning assets decreased to 4.07% from 4.66%.

For the year ended December 31, 2013, average loans grew by $212.4 million or 31.7% to $883.5 million as compared to $671.1 million in 2012 and increased $116.6 million or 21.0% compared to $554.5 million in 2011. Real estate mortgage loans and

Page -22-

commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the year ended December 31, 2013, average total investments increased by $45.5 million or 6.7% to $721.2 million as compared to $675.6 million in 2012 and increased $162.6 million or 31.7% as compared to $513.0 million in 2011.  To position the balance sheet for the future and better manage capital, liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2013, 2012 and 2011 resulting in net gains of $0.7 million, $2.6 million and $0.1 million, respectively. In 2013, 2012, and 2011 there were no federal funds sold.

Average total interest bearing liabilities were $1.08 billion in 2013 compared to $963.9 million in 2012 and $805.9 million in 2011. The Bank grew deposits in 2013 as a result of opening two new branches in both 2013 and 2012, building new relationships in existing markets and the HSB acquisition, which was completed during 2011. During 2013, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.67% for 2013 compared to 0.78% for 2012 and 0.95% for 2011. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates, making the balance sheet more liability sensitive.

For the year ended December 31, 2013, average total deposits increased by $183.0 million or 14.6% to $1.44 billion as compared to average total deposits of $1.26 billion for the year ended December 31, 2012. Components of this increase include an increase in average demand deposits for 2013 of $108.4 million or 29.6% to $474.4 million as compared to $366.0 million in average demand deposits for 2012 which increased by $71.4 million or 24.3% to $294.6 million in average demand deposits for 2011. The average balances in savings, NOW and money market accounts increased $108.9 million or 15.2% to $827.5 million for the year ended December 31, 2013 compared to $718.6 million for the same period last year and increased $105.5 million or 17.2% over the 2011 amount of $613.1 million. Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $34.3 million or 19.9% to $138.4 million for 2013 as compared to 2012 and increased $13.5 million or 8.5% in 2012 as compared to 2011. Average public fund deposits comprised 17.1% of total average deposits during 2013, 17.3% in 2012 and 18.2% in 2011. Average federal funds purchased and repurchase agreements together with average Federal Home Loan Bank term advances increased $44.2 million or 78.0% to $100.9 million for the year ended December 31, 2013 as compared to average balances for 2012 and increased $39.0 million or 220.9% to $56.7 million for the year ended December 31, 2012 as compared to average balances for the same period in 2011.

Total interest income increased to $58.4 million in 2013 from $54.5 million in 2012 and $50.4 million in 2011, an increase of 7.2% during 2013 from 2012 and an 8.1% increase during 2012 from 2011. The ratio of interest earning assets to interest bearing liabilities increased to 149.1% in 2013 as compared to 142.6% in 2012 and 138.5% in 2011. Interest income on loans increased $5.0 million in 2013 over 2012 and $4.8 million in 2012 over 2011 primarily due to growth in the loan portfolio. The yield on average loans was 5.1% for 2013, 6.0% for 2012 and 6.4% for 2011.

Interest income on investments in asset-backed, tax exempt and taxable securities decreased $1.0 million or 7.3% in 2013 to $13.2 million from $14.2 million in 2012 and decreased $0.7 million or 4.6% in 2012 from $14.9 million in 2011. Interest income on securities included net amortization of premiums on securities of $5.2 million in 2013 compared to net amortization of premiums on securities of $5.6 million in 2012 and net amortization of premiums on securities of $2.4 million in 2011. The tax adjusted average yield on total securities decreased to 2.2% in 2013 from 2.3% in 2012 and 3.2% in 2011.

Total interest expense decreased to $7.3 million as compared to 2012 and remained at $7.6 million in 2012 and 2011. The decrease in interest expense from 2012 is a result of prudent management of deposit pricing. The cost of average interest bearing liabilities was 0.67% in 2013, 0.78% in 2012, and 0.95% in 2011.

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

Loans of approximately $46.6 million or 4.6% of total loans at December 31, 2013 were categorized as classified loans compared to $53.6 million or 6.7% at December 31, 2012 and $57.7 million or 9.4% at December 31, 2011. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly. The declining

Page -23-

trend in the 2013 and 2012 levels of classified loans reflects the improving economic environment. The higher classified loans as of December 31, 2011 primarily related to a $15.2 million increase in the special mention category as well as acquired classified loans from the HSB acquisition.

At December 31, 2013, approximately $28.6 million of these classified loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $28.6 million of CRE loans, $26.7 million were current and $1.9 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees.  At December 31, 2013, approximately $5.9 million of classified loans were residential real estate loans with $3.1 million current and $2.7 million past due. Commercial, financial, and agricultural loans represented $11.3 million which were all current. Approximately $0.7 million of classified loans represented real estate construction and land loans, which were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.1 million in classified loans are consumer loans that are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.

CRE loans, including multi-family loans, represented $592.4 million or 58.6% of the total loan portfolio at December 31, 2013 compared to $398.9 million or 50.0% at December 31, 2012 and $305.3 million or 49.9% at December 31, 2011. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and stabilized in 2010. The estimated decline in residential and commercial real estate values during this period ranged from 15-20% from the 2007 levels, depending on the nature and location of the real estate.  Real estate values began to improve in 2012 and continued into 2013.

As of December 31, 2013 and December 31, 2012, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.9 million and $8.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans increased $0.5 million to $3.8 million or 0.38% of total loans at December 31, 2013 from $3.3 million or 0.48% of total loans at December 31, 2012. Approximately $2.0 million of the nonaccrual loans at December 31, 2013 and $1.0 million at December 31, 2012, represent troubled debt restructured loans.

Net charge-offs were $0.8 million for the year ended December 31, 2013 compared to $1.4 million for the year ended December 31, 2012 and $1.6 for the year ended December 31, 2011. The ratio of allowance for loan losses to nonaccrual loans was 419%, 439% and 260%, at December 31, 2013, 2012, and 2011, respectively.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $2.4 million was recorded in 2013 as compared to $5.0 million in 2012 and $3.9 million in 2011. The allowance for loan losses increased to $16.0 million at December 31, 2013 as compared to $14.4 million at December 31, 2012 and $10.8 million at December 31, 2011. As a percentage of total loans, the allowance was 1.58%, 1.81% and 1.77% at December 31, 2013, 2012 and 2011, respectively. In accordance with current accounting guidance, the acquired HSB loans were recorded at fair value, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends in Suffolk County and eastern Long Island.

Page -24-

The following table sets forth changes in the allowance for loan losses:

December 31,	2013	2012	2011	2010	2009
(Dollars in thousands)
Allowance for loan losses balance at beginning of period	$14,439	$10,837	$8,497	$6,045	$3,953

Charge-offs:
Commercial real estate mortgage loans	—	—	—	73	47
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	420	1,210	259	20	653
Commercial, financial and agricultural loans	420	285	372	879	1,098
Real estate construction and land loans	23	—	864	—	240
Installment/consumer loans	53	15	186	148	55
Total	916	1,510	1,681	1,120	2,093

Recoveries:
Commercial real estate mortgage loans	—	—	—	—	—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	34	7	6	4	6
Commercial, financial and agricultural loans	87	83	96	56	28
Real estate construction and land loans	2	—	—	—	—
Installment/consumer loans	5	22	19	12	1
Total	128	112	121	72	35

Net charge-offs	(788)	(1,398)	(1,560)	(1,048)	(2,058)
Provision for loan losses charged to operations	2,350	5,000	3,900	3,500	4,150
Balance at end of period	$16,001	$14,439	$10,837	$8,497	$6,045
Ratio of net charge-offs during period to average loans outstanding	(0.09%)	(0.21%)	(0.28%)	(0.22%)	(0.47%)

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan type:

Years Ended December 31,	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
Commercial real estate mortgage loans	$6,279	47.9%	$4,445	41.7%	$3,530	46.4%	$3,310	46.9%	$2,529	44.6%
Multi-family loans	1,597	10.6	1,239	8.3	395	3.5	133	1.8	36	1.0
Residential real estate mortgage loans	2,712	15.2	2,803	18.0	2,280	23.1	1,642	28.0	1,781	27.5
Commercial, financial and agricultural loans	4,006	20.7	4,349	24.7	2,895	19.0	2,804	19.4	1,083	20.9
Real estate construction and land loans	1,206	4.7	1,375	6.1	1,465	6.6	185	2.0	346	4.3
Installment/consumer loans	201	0.9	228	1.2	272	1.4	423	1.9	270	1.7
Total	$16,001	100.0%	$14,439	100.0%	$10,837	100.0%	$8,497	100.0%	$6,045	100.0%

Non-Interest Income

Total non-interest income decreased by $1.8 million or 16.7% in 2013 to $8.9 million and increased by $3.7 million or 53.6% in 2012 to $10.7 million as compared to $7.0 million in 2011. The decrease in total non-interest income in 2013 compared to 2012 was primarily the result of $2.0 million decrease in net securities gains recognized for 2013 and a $0.1 million decrease in service charges on deposit accounts, partially offset by an increase of $0.3 million in fees for other customer services. The increase in total non- interest income in 2012 compared to 2011 was due to an increase in net securities gains of $2.5 million, an increase in revenues from the title insurance abstract subsidiary, Bridge Abstract, of $0.6 million, and increases in fees for other customer services and service charges on deposits accounts of $0.4 million and $0.2 million, respectively.

Net securities gains of $0.7 million were recognized in 2013 compared to net securities gains of $2.6 million and $0.1 million recognized in 2012 and 2011, respectively. The sales of securities were due to repositioning of the available for sale investment portfolio. Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $1.7 million in 2013, $1.6 million in 2012, and $1.0 million in 2011, respectively. The increase of $0.1 million or 3.2% in 2013 compared to 2012 was directly related to the number and average value of transactions processed by the subsidiary.

Page -25-

Service charges on deposit accounts for the year ended December 31, 2013 totaled $3.2 million, a decrease of $0.1 million as compared to 2012. For the year ended December 31, 2012, service charges on deposit accounts totaled $3.3 million, an increase of $0.2 million as compared to 2011. Fees from other customer services increased $0.3 million or 11.4% to $3.3 million in 2013 as compared to $3.0 million in 2012. Fees from other customer services increased $0.4 million or 15.9% to $3.0 million in 2012 as compared to $2.6 million in 2011. These increases were predominately due to higher electronic banking and investment services.

Other operating income for the year ended December 31, 2013 totaled $0.1 million in line with 2012 and 2011.

Non-Interest Expense

Total non-interest expense increased $4.1 million or 12.3% to $37.9 million in 2013 compared to $33.8 million over the same period in 2012 and increased $3.0 million or 9.6% in 2012 from $30.8 million in 2011.  The primary components of these increases were higher salaries and employee benefits, occupancy and equipment, professional services, technology and communications, marketing and advertising, FDIC assessments, and other operating expenses partially offset by lower amortization of core deposit intangibles and cost on extinguishment of debt. Additionally, during 2013 acquisition costs of $0.5 million were incurred related to the FNBNY acquisition.

Salaries and benefits increased $0.8 million or 4.0% to $21.5 million in 2013 as compared to $20.7 million in 2011 and increased $2.7 million or 14.8% from $18.0 million as of December 31, 2011. The increases in salary and benefits reflect additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio, and the related employee benefit costs.

Occupancy and equipment increased $1.3 million or 32.8% to $5.4 million in 2013 compared to $4.0 million in 2012 and increased $0.1 million or 3.2% from $3.9 million in 2011. Professional services increased $0.3 million or 28.0% to $1.3 million in 2013 from $1.0 million in 2012 and decreased $0.2 million or 14.5% in 2012 from $1.2 million in 2011. Technology and communications increased $0.5 million or 22.6% to $2.6 million compared to $2.1 million in 2012 and increased $0.3 million or 15.3% in 2012 from $1.8 million in 2011. Marketing and advertising increased $0.3 million or 17.2% to $1.9 million in 2013 from $1.6 million in 2012 and increased $0.3 million or 23.3% from $1.3 million in 2011. Higher occupancy and equipment expense, technology and communications, and marketing and advertising expense in 2013 and 2012 relate to the Company’s increased branch network and expanding infrastructure. FDIC assessments increased $0.1 million to $0.9 million compared to $0.8 million in 2012 and 2011. For 2013 and 2011 the Company incurred acquisition costs of $0.5 million and $0.8 million related to the FNBNY and HSB acquisitions, respectively. The Company recorded amortization of core deposit intangibles of $0.06 million in connection with the HSB acquisition in 2013. Amortization of core deposit intangibles was $0.07 million and $0.04 in 2012 and 2011, respectively.

Cost of extinguishment of debt for 2012 was $0.2 million related to the prepayment of a $5 million repurchase agreement. Other operating expenses increased $0.5 million or 13.8% to $3.8 million in 2013 compared to $3.3 million in 2012 and $2.9 million in 2011.

Income Tax Expense

Income tax expense for December 31, 2013 was $6.7 million representing an increase of $0.6 million from 2012. Income tax expense for 2012 was $6.1 million representing an increase of $1.4 million from 2011. The increase in 2013 was due to an increase in income before income taxes of $0.9 million to $19.8 million from $18.9 million in 2012. The effective tax rate was 33.8% for the year ended December 31, 2013 compared to 32.3% for the year ended December 31, 2012. The increase was related to a lower percentage of interest income from tax exempt securities. The effective tax rate for the year ended December 31, 2011 was 31.0%.

FINANCIAL CONDITION

The assets of the Company totaled $1.90 billion at December 31, 2013, an increase of $272.0 million or 16.7% from the previous year-end with growth funded by deposits, borrowings and capital. This increase reflects strong organic growth in new and existing markets.

Cash and due from banks decreased $6.9 million or 14.6% to $40.0 million compared to December 2012 levels and interest earning deposits with banks increased $1.2 million or 26.9% as funds were invested in loan and securities. Total securities increased $36.7 million or 5.0% to $776.5 million and net loans increased $213.2 million or 27.2% to $997.3 million compared to December 2012 levels. There were no loans held for sale in 2013 and 2012. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Goodwill of $2.0 million and core deposit intangible of $0.3 million were recorded in 2011 in connection with the HSB acquisition. Core deposit intangible remained at $0.2 million in 2013 and 2012. Total deposits grew $129.8 million to $1.54 billion at December 31, 2013 compared to $1.41 billion at December 2012. The deposit growth occurred in all markets and included both new commercial and consumer relationships. Demand deposits increased $53.7 million to $582.9 million as of December 31, 2013 compared to $529.2 million at December 31, 2012. Savings, NOW and money market deposits increased $132.4 million to $855.2 million at December, 2013 from $722.9 million at December 31, 2012. Certificates of deposit of $100,000 or more decreased $54.3 million to $64.4 million at December 31, 2013 from

Page -26-

$118.7 million at December 31, 2012. Other time deposits decreased $2.0 million to $36.5 million as of December 31, 2013 from $38.5 at December 31, 2012.

Fed funds purchased and Federal Home Loan Bank overnight borrowings at December 31, 2013 increased $77.5 million or 174.2% to $122.0 million compared to $44.5 million in 2012. Federal Home Loan Bank term advances increased $25.0 million or 166.7% to $40.0 million for December 31, 2013 compared to $15.0 million in 2012. Repurchase agreements decreased $1.0 million to $11.4 million or 8.2% compared to $12.4 million as of December 31, 2012. Other liabilities and accrued expenses decreased $0.1 million to $8.6 million as of December 31, 2013 from $8.7 million as of December 31, 2012.

Stockholders’ equity was $159.5 million at December 31, 2013, an increase of $40.8 million or 34.4% from December 31, 2012, reflecting primarily, the capital raised through stock offerings of $37.5 million, the proceeds from the issuance of shares of common stock under the Dividend Reinvestment Plan of $8.6 million and net income of $13.1 million, partially offset by $6.8 million in declared cash dividends and a decrease in the unrealized gains in securities of $14.7 million. In December 2012, due to the likelihood of a change in the tax rates on dividends beginning in 2013, the Company decided to accelerate the timing of the payment of the Company’s fourth quarter dividend to shareholders of $0.23 per share into calendar year 2012 resulting in five dividend payments in 2012. This continues the Company’s long term trend of uninterrupted dividends.

Loans

During 2013, the Company continued to experience growth trends in commercial and residential real estate lending. The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area in Suffolk County, which is located on eastern Long Island. The local economic conditions on eastern Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, while the Company has a significant amount of commercial real estate loans, the majority of which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

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

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Approximately 73.0% of the Bank’s loan portfolio at December 31, 2013 is secured by real estate. Approximately 47.9% of the Bank’s loan portfolio is comprised of commercial real estate loans.  Multifamily loans represent 10.6% of the Bank’s loan portfolio. Residential real estate mortgage loans represent 15.1% of the Bank’s loan portfolio and include home equity lines of credit of approximately 6.2% and residential mortgages of approximately 9.0% of the Bank’s loan portfolio. Real estate construction and land loans comprise approximately 4.6% of the Bank’s loan portfolio. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in the Bank’s geographic markets with original loan to value ratios generally of 75% or less. The Bank’s residential mortgage portfolio includes approximately $5.4 million in interest only mortgages. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. The largest loan concentrations by industry are loans granted to lessors of commercial property both owner occupied and non-owner occupied. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on eastern Long Island that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio is comprised of commercial and consumer loans, which represent approximately 21.6% of the Bank’s loan portfolio. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must

Page -27-

take possession of the collateral. Consumer loans also have risks associated with concentrations of specific types of consumer loans within the portfolio.

The Bank’s policy for charging off loans is a multi-step process. A loan is considered a potential charge-off when it is in default of either principal or interest for a period of 90, 120 or 180 days, depending upon the loan type, as of the end of the prior month. In addition to date criteria, other triggering events may include, but are not limited to, notice of bankruptcy by the borrower or guarantor, death of the borrower, and deficiency balance from the sale of collateral. These loans identified are presented for evaluation at the regular meeting of the Credit Risk Management Committee. A loan is charged off when a loss is reasonably assured. The recovery of charged-off balances is actively pursued until the potential for recovery has been exhausted, or until the expense of collection does not justify the recovery efforts.

Total loans grew $213.7 million or 26.8%, during 2013 and $186.0 million or 30.4% during 2012. Average net loans grew $212.4 million or 31.7% during 2013 over 2012 and $116.6 million or 21.0% during 2012 when compared to 2011. Real estate mortgage loans were the largest contributor of the growth for both 2013 and 2012 and increased $203.2 million or 37.5% and $96.2 million or 21.6%, respectively. Commercial real estate mortgage loans grew $152.1 million or 45.7% during 2013 and multi-family mortgage loans grew $41.4 million or 62.7% during 2013. Commercial, financial and agricultural loans increased $12.0 million or 6.1% in 2013 from 2012 and increased $81.1 million or 69.7% in 2012 from 2011. Real estate construction and land loans decreased $1.7 million or 3.4% in 2013 and increased $8.1 million or 20.0% in 2012. Installment/consumer loans increased $0.1 million or 1.3% in 2013 and increased $0.6 million or 7.0% during 2012. Fixed rate loans represented 33.9%, 31.7% and 27.0% of total loans at December 31, 2013, 2012, and 2011, respectively.

The following table sets forth the major classifications of loans:

December 31,	2013	2012	2011	2010	2009
(In thousands)
Commercial real estate mortgage loans	$484,900	$332,782	$283,917	$236,048	$199,712
Multi-family loans	107,488	66,080	21,402	9,217	4,447
Residential real estate mortgage loans	153,417	143,703	141,027	140,986	123,013
Commercial, financial and agricultural loans	209,452	197,448	116,319	97,663	93,682
Real estate construction and land loans	46,981	48,632	40,543	9,928	19,347
Installment/consumer loans	9,287	9,167	8,565	9,659	7,352
Total loans	1,011,525	797,812	611,773	503,501	447,553
Net deferred loan costs and fees	1,738	634	370	559	485
	1,013,263	798,446	612,143	504,060	448,038
Allowance for loan losses	(16,001)	(14,439)	(10,837)	(8,497)	(6,045)
Net loans	$997,262	$784,007	$601,306	$495,563	$441,993

Selected Loan Maturity Information

The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2013:

	Within One Year	After One But Within Five Years	After Five Years	Total
(In thousands)
Commercial loans	$47,523	$71,957	$89,972	$209,452
Construction and land loans (1)	26,873	1,875	18,233	46,981
Total	$74,396	$73,832	$108,205	$256,433

Rate provisions:

Amounts with fixed interest rates	$7,409	$59,493	$36,050	$102,952
Amounts with variable interest rates	66,987	14,339	72,155	153,481
Total	$74,396	$73,832	$108,205	$256,433

(1)                           Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Page -28-

Past Due, Nonaccrual and Restructured Loans and Other Real Estate Owned

The following table sets forth selected information about past due, nonaccrual, restructured loans and other real estate owned:

December 31,	2013	2012	2011	2010	2009
(In thousands)
Loans 90 days or more past due and still accruing	$1	$491	$411	$—	$—
Nonaccrual loans	1,856	2,262	2,156	1,997	1,001
Restructured loans - Nonaccrual	1,965	1,027	2,004	4,728	4,890
Restructured loans - Performing	5,184	5,039	4,904	3,219	3,229
Other real estate owned, net	2,242	250	—	—	—
Total	$11,248	$9,069	$9,475	$9,944	$9,120

Years Ended December 31,	2013	2012	2011	2010	2009
(In thousands)
Gross interest income that has not been paid or recorded during the year under original terms:
Nonaccrual loans	$66	$155	$122	$123	$52
Restructured loans	60	84	436	255	189

Gross interest income recorded during the year:
Nonaccrual loans	$94	$33	$41	$17	$37
Restructured loans	282	226	241	105	288

Commitments for additional funds	—	—	—	—	—

The following table sets forth impaired loans by loan type:

December 31,	2013	2012	2011	2010	2009
(In thousands)
Nonaccrual loans:
Commercial real estate mortgage loans	$352	$492	$449	$228	$324
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	1,436	1,496	1,156	1,397	511
Commercial, financial and agricultural loans	—	193	260	—	61
Real estate construction and land loans	—	—	250	250	—
Installment/consumer loans	—	—	—	82	105
Total	1,788	2,181	2,115	1,957	1,001

Restructured loans - Nonaccrual:
Commercial real estate mortgage loans	617	—	—	—	—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	618	717	1,786	2,037	2,120
Commercial, financial and agricultural loans	720	310	218	—	—
Real estate construction and land loans	—	—	—	2,686	2,770
Installment/consumer loans	—	—	—	—	—
Total	1,955	1,027	2,004	4,723	4,890

Total Non-performing impaired loans	3,743	3,208	4,119	6,680	5,891

Restructured loans - Performing:
Commercial real estate mortgage loans	4,260	4,284	4,630	3,186	3,229
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	329	336	—	—	—
Commercial, financial and agricultural loans	526	380	274	—	—
Real estate construction and land loans	—	—	—	—	—
Installment/consumer loans	—	—	—	—	—
Total	5,115	5,000	4,904	3,186	3,229

Total Impaired Loans	$8,858	$8,208	$9,023	$9,866	$9,120

Restructured loans totaled $7.1 million and $6.0 million as of December 31, 2013 and December 31, 2012, respectively.

Page -29-

Securities

Total securities increased to $776.5 million at December 31, 2013 from $739.8 million at December 31, 2012. The available for sale portfolio increased 8.7% to $575.2 million from $529.1 million at December 31, 2012. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. Residential mortgage-backed securities decreased by $6.2 million at December 31, 2013, U.S. government sponsored entity (“U.S. GSE”) securities decreased by $25.7 million, commercial mortgage-backed securities decreased by $0.3 million, non-agency commercial mortgage-backed securities decreased by $1.4 million, while residential collateralized mortgage obligations increased by $52.7 million, state and municipal obligations increased by $1.7 million, commercial collateralized mortgage obligations increased by $17.6 million, and other asset backed securities increased by $7.7 million. Securities held to maturity decreased 4.5% to $201.3 million at December 31, 2013 compared to $210.7 million at December 31, 2012. State and municipal obligations held to maturity decreased by $31.5 million, residential mortgage-backed securities decreased by $1.5 million, commercial mortgage-backed securities decreased by $0.2 million while U.S. GSE securities increased by $6.3 million, residential collateralized mortgage obligations increased by $8.8 million, and commercial collateralized mortgage obligations increased by $8.7 million.  Fixed rate securities represented 92.7% of total securities at December 31, 2013 compared to 93.4% at December 31, 2012. Residential collateralized mortgage obligations represented approximately 48.5% of the available for sale balance at December 31, 2013 as compared to 42.8% at the prior year-end. To position the balance sheet for the future and better manage capital, liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2013 and 2012 resulting in a net gain of $0.7 million and $2.6 million, respectively. The sale of securities and the change in market rates were the primary reasons for the net decrease in unrealized gains in securities available for sale which decreased other comprehensive income.

Page -30-

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield at December 31, 2013. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

December 31, 2013
(Dollars in	Within			After One But			After Five But			After
thousands)	One Year			Within Five Years			Within Ten Years			Ten Years			Total
	Fair	Amortized		Fair	Amortized		Fair	Amortized		Fair	Amortized		Fair	Amortized
	Value	Cost		Value	Cost		Value	Cost		Value	Cost		Value	Cost
	Amount	Amount	Yield	Amount	Amount	Yield	Amount	Amount	Yield	Amount	Amount	Yield	Amount	Amount
Available for sale:

US GSE securities	$—	$—	—%	$23,309	$23,905	0.92%	$113,389	$122,040	1.92%	$16,059	$18,333	2.61%	$152,757	$164,278
State and municipal obligations	10,416	10,375	2.06	41,355	41,062	2.59	2,777	2,827	2.82	7,108	7,877	3.39	61,656	62,141
US GSE Residential mortgage-backed securities	—	—	—	—	—	—	10,634	10,690	1.57	3,801	3,919	3.22	14,435	14,609
US GSE Residential collateralized mortgage obligations	—	—	—	1,786	1,784	0.93	1,659	1,645	1.62	275,746	282,166	1.88	279,191	285,595
US GSE Commercial mortgage-backed securities	—	—	—	—	—	—	2,834	3,076	2.11	—	—	—	2,834	3,076
US GSE Commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	26,910	26,740	2.36	26,910	26,740
Non Agency Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	3,578	3,658	2.74	3,578	3,658
Other Asset backed securities	—	—	—	—	—	—	7,888	7,997	2.42	25,930	26,973	1.64	33,818	34,970
Total available for sale	$10,416	$10,375	2.06%	$66,450	$66,751	1.95%	$139,181	$148,275	1.94%	$359,132	$369,666	1.99%	$575,179	$595,067

Held to maturity:

US GSE securities	$—	$—	—%	$—	$—	—%	$10,879	$11,254	2.16%	$—	$—	—%	$10,879	$11,254
State and municipal obligations	26,645	26,539	2.10	12,735	12,647	1.90	13,820	13,540	4.55	14,716	14,506	5.33	67,916	67,232
US GSE Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	7,689	8,001	1.91	7,689	8,001
US GSE Residential collateralized mortgage obligations	—	—	—	—	—	—	284	277	4.88	64,795	67,920	2.56	65,079	68,197
US GSE Commercial mortgage-backed securities	—	—	—	—	—	—	9,776	10,132	2.58	—	—	—	9,776	10,132
US GSE Commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	12,921	13,627	3.02	12,921	13,627
Corporate Bonds	—	—	—	23,079	22,885	1.71	—	—	—	—	—	—	23,079	22,885
Total held to maturity	26,645	26,539	2.10	35,814	35,532	1.78	34,759	35,203	3.22	100,121	104,054	2.96	197,339	201,328
Total securities	$37,061	$36,914	2.09%	$102,264	$102,283	1.89%	$173,940	$183,478	2.19%	$459,253	$473,720	2.20%	$772,518	$796,395

Deposits and Borrowings

Borrowings, including Fed funds purchased, repurchase agreements and junior subordinated debentures, increased $101.5 million to $189.4 million at December 31, 2013 from the prior year-end. Total deposits increased $129.8 million or 9.2% in 2013 as compared to 2012. The growth in deposits is attributable to an increase in individual, partnership and corporate (“core deposits”) account balances of $89.5 million, driven by the opening of two new branches in 2013 and 2012, the building of new relationships in current markets, and an increase of $40.0 million in public funds deposits. Demand deposits increased $53.7 million or 10.2% and Savings, NOW and money market deposits increased $132.4 million or 18.3% primarily related to core deposits growth. Certificates of deposit of

Page -31-

$100,000 or more decreased $54.3 million or 45.7% from December 31, 2012 and other time deposits decreased $2.1 million or 5.4% as compared to the prior year.

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2013:

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
3 Months or less	$7,472	$16,946	$24,418
Over 3 through 6 months	6,631	9,426	16,057
Over 6 through 12 months	8,066	12,333	20,399
Over 12 months through 24 months	5,703	10,247	15,950
Over 24 months through 36 months	882	2,437	3,319
Over 36 months through 48 months	2,900	6,774	9,674
Over 48 months through 60 months	4,796	6,282	11,078
Over 60 months	—	—	—
Total	$36,450	$64,445	$100,895

LIQUIDITY

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated opportunities for Company growth or earnings enhancement. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Holding Company’s principal sources of liquidity included cash and cash equivalents of $37.4 million as of December 31, 2013, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2013, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of January 1, 2014, the Bank has $27.8 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company made a capital contribution of $6.0 million to the Bank during the twelve months ended December 31, 2013.

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

During 2013, 2012 and 2011, the Bank grew its core deposits as well as its level of public funds. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2013, the Bank had aggregate lines of credit of $290.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $270.0 million is available on an unsecured basis. As of December 31, 2013, the Bank had $64.0 million in overnight borrowings outstanding under these lines.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December 31, 2013, the Bank had $58.0 million outstanding in FHLB overnight borrowings and an additional $40.0 million outstanding in FHLB term borrowings. The Bank had $10.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2013 with brokers and $1.4 million outstanding with customers.  As of December 31, 2012, the Bank had $10.0 million of securities sold under agreements to repurchase outstanding with brokers and $2.4 million outstanding with customers. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of December 31, 2013 and 2012 the Bank had no brokered certificates of deposits.

Page -32-

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

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, the Company enters into certain contractual obligations.

The following represents contractual obligations outstanding at December 31, 2013:

	Total Amounts Committed	Less than One Year	One to Three Years	Four to Five Years	Over Five Years
(In thousands)
Operating leases	$20,788	$2,125	$3,557	$3,018	$12,088
FHLB term advances and repurchase agreements	109,370	99,370	10,000	—	—
Junior subordinated debentures	16,002	—	—	—	16,002
Time deposits	100,895	60,874	19,269	20,752	—
Total contractual obligations outstanding	$247,055	$162,369	$32,826	$23,770	$28,090

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2013, the Company had $28.4 million in outstanding loan commitments and $215.8 million in outstanding commitments for various lines of credit including unused overdraft lines. The Company also has $3.8 million of standby letters of credit as of December 31, 2013. See Note 13 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

CAPITAL RESOURCES

Stockholders’ equity increased to $159.5 million at December 31, 2013 from $118.7 million at December 31, 2012 as a result of (i) undistributed net income; (ii) the issuance of shares of common stock through the Dividend Reinvestment Plan and the stock based compensation plan; (iii) the change in pension liability under FASB ASC 715-30, net of deferred taxes; (iv) the change in net unrealized appreciation in securities available for sale, net of deferred taxes; (v) the declaration of dividends and (vi) stock offering. The ratio of average stockholders’ equity to average total assets increased to 7.80% at year end 2013 from 7.49% at year end 2012.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 15 of the Notes to the Consolidated Financial Statements). Since 2011, the Company has actively managed its capital position in response to its growth. During this period, the Company has raised $68 million in capital through the following initiatives:

•                  On May 27, 2011, the Company issued 273,479 shares of common stock in connection with the acquisition of Hamptons State Bank, increasing capital by $5.8 million.

•      In November 2011, the Company filed a prospectus supplement under which it may from time to time sell up to $10.0 million of its common stock pursuant to an at-the-market equity offering program. During 2011 the Company issued 30,220 shares of common stock and raised $0.6 million in capital under this program. No additional shares were issued under this program in 2013 and 2012, respectively.

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

•      On October 8, 2013, the Company completed a public offering with net proceeds of $37.5 million in capital from the sale of 1,926,250 shares of common stock. The purpose of the offering was in part to provide additional capital to Bridge Bancorp to support its acquisition of FNBNY Bancorp, Inc. and for general corporate purposes.

Page -33-

The Company has the ability to issue additional common stock and/or preferred stock should the need arise.

The Company had returns on average equity of 9.89%, 11.78%, and 14.37% and returns on average assets of 0.77%, 0.88%, and 0.88%, for the years ended December 31, 2013, 2012, and 2011, respectively. The Company also utilizes cash dividends and stock repurchases to manage capital levels. In 2013, the Company declared three quarterly cash dividends totaling $6.8 million compared to five quarterly cash dividends of $9.9 million in 2012. The dividend payout ratios for 2013 and 2012 were 51.58% and 77.50%, respectively. The Company continues its trend of uninterrupted dividends. On March 27, 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its then current outstanding shares, 309,000 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully. The Company did not repurchase any shares in 2013, 2012 or 2011.

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

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1 t) of the Notes to Consolidated Financial Statements.

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

At December 31, 2013, $726.6 million or 92.7% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

Page -34-

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

The following reflects the Company’s net interest income sensitivity analysis at December 31, 2013:

Change in Interest	2013 Potential Change in Net Interest Income
Rates in Basis Points	$ Change	% Change
(Dollars in thousands)
200	$(3,847)	(6.60)%
100	$(1,248)	(2.12)%
Static	—	—
(100)	$239	0.41%

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

Page -35-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$39,997	$46,855
Interest earning deposits with banks	5,576	4,394
Total cash and cash equivalents	45,573	51,249

Securities available for sale, at fair value	575,179	529,070
Securities held to maturity (fair value of $197,339 and $213,702, respectively)	201,328	210,735
Total securities	776,507	739,805

Securities, restricted	7,034	2,978

Loans held for investment	1,013,263	798,446
Allowance for loan losses	(16,001)	(14,439)
Loans, net	997,262	784,007

Premises and equipment, net	27,983	26,001
Accrued interest receivable	5,648	5,436
Goodwill	2,034	2,034
Core deposit intangible	190	249
Bank owned life insurance	10,035	—
Other real estate owned	2,242	250
Other assets	22,238	12,704
Total Assets	$1,896,746	$1,624,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$582,938	$529,205
Savings, NOW and money market deposits	855,246	722,869
Certificates of deposit of $100,000 or more	64,445	118,724
Other time deposits	36,450	38,524
Total deposits	1,539,079	1,409,322

Federal funds purchased and Federal Home Loan Bank overnight borrowings	122,000	44,500
Federal Home Loan Bank term advances	40,000	15,000
Repurchase agreements	11,370	12,390
Junior subordinated debentures	16,002	16,002
Accrued interest payable	225	147
Other liabilities and accrued expenses	8,610	8,680
Total Liabilities	1,737,286	1,506,041

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 11,317,367 and 8,923,010 shares issued, respectively; 11,307,607 and 8,907,890 shares outstanding, respectively	113	89
Surplus	111,377	64,208
Retained earnings	61,441	55,102
Less: Treasury Stock at cost, 9,760 and 15,120 shares, respectively	(235)	(309)
	172,696	119,090
Accumulated other comprehensive income (loss):
Net unrealized (loss) gain on securities, net of deferred income taxes of $7,895 and ($1,803), respectively	(11,994)	2,738
Pension liability, net of deferred income taxes of $781 and $2,036, respectively	(1,143)	(3,050)
Net unrealized loss on cash flow hedge, net of deferred income taxes of $65 and $70, respectively	(99)	(106)
Total Stockholders’ Equity	159,460	118,672
Total Liabilities and Stockholders’ Equity	$1,896,746	$1,624,713

See accompanying notes to Consolidated Financial Statements.

Page -36-

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

Years Ended December 31,	2013	2012	2011
Interest income:
Loans (including fee income)	$45,250	$40,255	$35,434
Mortgage-backed securities, CMOs and other assets-backed securities	6,956	7,391	9,000
State and municipal obligations	2,638	3,126	2,876
U.S. GSE securities	2,982	2,977	2,220
Corporate bonds	399	574	705
Deposits with banks	28	78	123
Other interest and dividend income	177	113	68
Total interest income	58,430	54,514	50,426

Interest expense:
Savings, NOW and money market deposits	3,543	3,738	3,936
Certificates of deposit of $100,000 or more	1,079	1,453	1,264
Other time deposits	340	416	507
Federal funds purchased and repurchase agreements	560	461	543
Federal Home Loan Bank advances	385	122	—
Junior subordinated debentures	1,365	1,365	1,366
Total interest expense	7,272	7,555	7,616

Net interest income	51,158	46,959	42,810
Provision for loan losses	2,350	5,000	3,900
Net interest income after provision for loan losses	48,808	41,959	38,910

Non-interest income:
Service charges on deposit accounts	3,174	3,313	3,137
Fees for other customer services	3,295	2,958	2,553
Title fee income	1,687	1,635	1,016
Net securities gains	659	2,647	135
Other operating income	76	120	108
Total non-interest income	8,891	10,673	6,949

Non-interest expense:
Salaries and employee benefits	21,532	20,705	18,036
Occupancy and equipment	5,374	4,046	3,920
Technology and communications	2,594	2,116	1,835
Marketing and advertising	1,864	1,590	1,290
Professional services	1,340	1,047	1,224
FDIC assessments	924	754	825
Acquisition costs	499	—	793
Amortization of core deposit intangible	59	67	42
Cost of extinguishment of debt	—	158	—
Other operating expenses	3,751	3,297	2,872
Total non-interest expense	37,937	33,780	30,837

Income before income taxes	19,762	18,852	15,022
Income tax expense	6,669	6,080	4,663
Net income	$13,093	$12,772	$10,359
Basic earnings per share	$1.36	$1.48	$1.54
Diluted earnings per share	$1.36	$1.48	$1.54

See accompanying notes to Consolidated Financial Statements.

Page -37-

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

Years Ended December 31,	2013	2012	2011
Net Income	$13,093	$12,772	$10,359
Other comprehensive (loss) income:
Change in unrealized net gains/losses on securities available for sale, net of reclassification and deferred income taxes	(14,732)	(2,996)	2,185
Adjustment to pension liability, net of deferred income taxes	1,907	256	(1,524)
Unrealized loss on cash flow hedge, net of deferred income taxes	7	(106)	—
Total other comprehensive (loss) income	(12,818)	(2,846)	661
Comprehensive income	$275	$9,926	$11,020

See accompanying notes to Consolidated Financial Statements.

Page -38-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2011	$64	$19,751	$46,463	$(2,325)	$1,767	$65,720
Net income			10,359			10,359
Shares issued under the dividend reinvestment plan (“DRP”)	3	4,624				4,627
Shares issued in common stock offerings, net of offering costs (1,407,220 shares)	14	23,447				23,461
Shares issued in the acquisition of Hamptons State Bank (273,479 shares)	3	5,847				5,850
Stock awards granted and distributed		(1,777)		1,777		—
Stock awards forfeited		39		(39)		—
Vesting of stock awards				(128)		(128)
Tax effect of stock plans		(16)				(16)
Shared based compensation expense		1,047				1,047
Cash dividend declared, $0.69 per share			(4,594)			(4,594)
Other comprehensive income, net of deferred taxes					661	661
Balance at December 31, 2011	$84	$52,962	$52,228	$(715)	$2,428	$106,987

Net income			12,772			12,772
Shares issued under the DRP	5	10,502				10,507
Stock awards granted and distributed		(580)		580		—
Stock awards forfeited		6		(6)		—
Vesting of stock awards				(175)		(175)
Exercise of stock options		(7)		7		—
Tax effect of stock plans		(18)				(18)
Shared based compensation expense		1,343				1,343
Cash dividend declared, $1.15 per share			(9,898)			(9,898)
Other comprehensive (loss), net of deferred income taxes					(2,846)	(2,846)
Balance at December 31, 2012	$89	$64,208	$55,102	$(309)	$(418)	$118,672

Net income			13,093			13,093
Shares issued under the DRP	4	8,656				8,660
Shares issued in common stock offerings, net of offering costs (1,926,250 shares)	19	37,558				37,577
Stock awards granted and distributed	1	(435)		434		—
Stock awards forfeited		79		(79)		—
Vesting of stock awards				(291)		(291)
Exercise of stock options		(6)		10		4
Tax effect of stock plans		21				21
Shared based compensation expense		1,296				1,296
Cash dividend declared, $0.69 per share			(6,754)			(6,754)
Other comprehensive (loss), net of deferred income taxes					(12,818)	(12,818)
Balance at December 31, 2013	$113	$111,377	$61,441	$(235)	$(13,236)	$159,460

See accompanying notes to Consolidated Financial Statements.

Page -39-

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

Years Ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net income	$13,093	$12,772	$10,359
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,350	5,000	3,900
Depreciation and amortization	2,047	1,762	1,843
Net amortization on securities	5,168	5,573	2,400
Amortization of core deposit intangible	59	67	42
Share based compensation expense	1,296	1,343	1,047
Net securities gains	(659)	(2,647)	(135)
Increase in accrued interest receivable	(212)	(496)	(787)
(Increase) decrease in other assets	(11,401)	(2,287)	1,593
Increase (decrease) in accrued expenses and other liabilities	3,483	1,737	(1,582)
Net cash provided by operating activities	15,224	22,824	18,680

Cash flows from investing activities:
Purchases of securities available for sale	(333,359)	(511,979)	(302,760)
Purchases of securities, restricted	(164,503)	(31,355)	(315)
Purchases of securities held to maturity	(68,251)	(132,304)	(83,911)
Proceeds from sales of securities available for sale	129,431	151,959	14,084
Redemption of securities, restricted	160,447	30,037	225
Maturities, calls and principal payments of securities available for sale	130,411	266,095	196,886
Maturities, calls and principal payments of securities held to maturity	76,128	89,123	61,844
Net increase in loans	(217,847)	(186,226)	(73,029)
Proceeds from loan sale	—	575	—
Proceeds from sales of other real estate owned (“OREO”), net	218	—	—
Purchase of premises and equipment	(4,029)	(3,592)	(2,031)
Net cash acquired in business combination	—	—	2,309
Net cash used in investing activities	(291,354)	(327,667)	(186,698)

Cash flows from financing activities:
Net increase in deposits	129,757	221,137	214,252
Net increase (decrease) in federal funds purchased and FHLB overnight borrowings	77,500	44,500	(7,000)
Net increase (decrease) of FHLB term advances	25,000	15,000	(5,016)
Net (decrease) increase in repurchase agreements	(1,020)	(4,507)	527
Net proceeds from issuance of common stock	46,237	10,507	28,088
Net proceeds from exercise of stock options	4	—	—
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(291)	(175)	(128)
Excess tax (expense) benefit from share based compensation	21	(18)	(16)
Cash dividends paid	(6,754)	(9,898)	(6,061)
Net cash provided by financing activities	270,454	276,546	224,646

Net (decrease) increase in cash and cash equivalents	(5,676)	(28,297)	56,628
Cash and cash equivalents at beginning of period	51,249	79,546	22,918
Cash and cash equivalents at end of period	$45,573	$51,249	$79,546

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$7,194	$7,727	$7,730
Income tax	$5,108	$5,260	$4,550

Noncash investing and financing activities:
Transfers from portfolio loans to loans held for sale	$—	$—	$2,300
Financing of sale of loans held for sale	$—	$1,725	$—
Transfers from portfolio loans to OREO	$2,242	$250	$—

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$—	$—	$66,566
Fair value of liabilities assumed	$—	$—	$65,059

See accompanying notes to Consolidated Financial Statements.

Page -40-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York and is a registered bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”) and a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”).

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

Loans over $50,000 are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Loans with balances less than $50,000 are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Loans held for sale are carried at the lower of aggregate cost, or estimated fair value.  Any subsequent declines in fair value below the initial carrying value are recorded as a valuation allowance, which is established through a charge to noninterest income.

Unless otherwise noted, the above policy is applied consistently to all loan classes.

Page -42-

f) Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. The Bank monitors its entire loan portfolio on a regular basis, with consideration given to loan growth, detailed analyses of classified loans, repayment patterns, delinquency status, past loss experience, current economic conditions, and various types of concentrations of credit. Additionally, the Bank considers its credit administration and asset management philosophies and procedures and concentrations in the portfolio when determining the allowances for each pool. The Bank evaluates and considers the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, the Bank evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance for loan losses.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.

Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Credit Risk Committee, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2013, management believes the allowance for loan losses is adequate.

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

h) Bank-Owned Life Insurance

The Bank is the owner and beneficiary of life insurance policies on certain employees.  Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

i) Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are charged to expense as incurred.

Page -43-

j) Loan Commitments and Related Financial Instruments

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

k) Derivatives

The Company records cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to likely effectiveness as a hedge.  Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.  For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

l) Income Taxes

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

In accordance with FASB ASC 740, Accounting for Uncertainty in Income Taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There are no such tax positions on the Company’s financial statements at December 31, 2013 and 2012, respectively.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2013 or 2012.

m) Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. Treasury stock is reissued using the first in, first out method.

n) Earnings Per Share

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

Page -44-

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

o) Dividends

Cash available for distribution of dividends to stockholders of the Company is primarily derived from cash and cash equivalents of the Company and dividends paid by the Bank to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. Dividends from the Bank to the Company at January 1, 2014 are limited to $27.8 million which represents the Bank’s 2013 retained net income and net retained earnings from the previous two years. During 2013, the Bank did not pay dividends to the Company.

p) Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

q) Stock Based Compensation Plans

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

r) Comprehensive Income

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

s) Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

t) New Accounting Standards

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables – Trouble Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate collateralized consumer Mortgage Loans upon Foreclosure.”  ASU 2014-04 clarifies clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments in this ASU require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans.  ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of ASU 2014-04 is not expected to have a material effect on the Company’s consolidated financial statements.

Page -45-

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  Adoption of ASU 2013-11 did not have a material effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, “Derivative and Hedging (Topic 815): Inclusion of the Fed funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Adoption of ASU 2013-10 did not have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in ASU 2013-02 require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. Adoption of ASU 2013-02 did not have a material effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  ASU 2012-02 permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required.  However, after the same assessment, if it is concluded that it is more like than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount.  The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Adoption of ASU 201-02 did not have a material effect on the Company’s consolidated financial statements.

u) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

Page -46-

2. SECURITIES

A summary of the amortized cost, gross unrealized gains and losses and fair value of securities is as follows:

December 31,	2013				2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:

U.S. GSE securities	$164,278	$15	$(11,536)	$152,757	$178,421	$377	$(346)	$178,452
State and municipal obligations	62,141	602	(1,087)	61,656	58,867	1,132	(36)	59,963
U.S. GSE residential mortgage-backed securities	14,609	36	(210)	14,435	19,462	1,135	—	20,597
U.S. GSE residential collateralized mortgage obligations	285,595	559	(6,963)	279,191	224,226	2,762	(542)	226,446
U.S. GSE commercial mortgage-backed securities	3,076	—	(242)	2,834	3,132	6	—	3,138
U.S. GSE commercial collateralized mortgage obligations	26,740	194	(24)	26,910	9,079	278	—	9,357
Non Agency commercial mortgage-backed securities	3,658	—	(80)	3,578	4,754	235	—	4,989

Other asset backed securities	34,970	42	(1,194)	33,818	26,588	65	(525)	26,128
Total available for sale	595,067	1,448	(21,336)	575,179	524,529	5,990	(1,449)	529,070

Held to maturity:

U.S. GSE securities	11,254	—	(375)	10,879	4,992	24	—	5,016
State and municipal obligations	67,232	863	(179)	67,916	98,752	2,241	(31)	100,962
U.S. GSE residential mortgage-backed securities	8,001	—	(312)	7,689	9,483	26	—	9,509
U.S. GSE residential collateralized mortgage obligations	68,197	537	(3,655)	65,079	59,388	704	(404)	59,688
U.S. GSE commercial mortgage-backed securities	10,132	—	(356)	9,776	10,324	350	—	10,674
U.S. GSE commercial collateralized mortgage obligations	13,627	—	(706)	12,921	4,975	254	—	5,229
Corporate Bonds	22,885	203	(9)	23,079	22,821	134	(331)	22,624
Total held to maturity	201,328	1,603	(5,592)	197,339	210,735	3,733	(766)	213,702
Total securities	$796,395	$3,051	$(26,928)	$772,518	$735,264	$9,723	$(2,215)	$742,772

Page -47-

Securities with unrealized losses at year-end 2013 and 2012, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31,	2013				2012
(In thousands)	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available for sale:

U.S. GSE securities	$128,468	$8,915	$23,966	$2,621	$79,692	$346	$—	$—
State and municipal obligations	23,765	1,046	966	41	13,878	36	226	—
U.S. GSE residential mortgage-backed securities	10,410	210	—	—	90	—	—	—
U.S. GSE residential collateralized mortgage obligations	218,415	6,476	12,757	487	65,961	542	—	—
U.S. GSE commercial mortgage-backed securities	2,834	242	—	—	—	—	—	—
U.S. GSE commercial collateralized mortgage obligations	4,912	24	—	—	—	—	—	—
Non Agency commercial mortgage-backed securities	3,578	80	—	—	—	—	—	—

Other asset backed securities	21,144	1,103	2,906	91	18,109	525	—	—
Total available for sale	413,526	18,096	40,595	3,240	177,730	1,449	226	—

Held to maturity:

U.S. GSE securities	10,879	375	—	—	—	—	—	—
State and municipal obligations	24,079	178	385	1	28,939	31	—	—
U.S. GSE residential mortgage-backed securities	7,689	312	—	—	—	—	—	—
U.S. GSE residential collateralized mortgage obligations	29,570	2,169	17,752	1,486	41,563	404	—	—
U.S. GSE commercial mortgage-backed securities	9,776	356	—	—	—	—	—	—
U.S. GSE commercial collateralized mortgage obligations	12,921	706	—	—	—	—	—	—
Corporate Bonds	1,993	7	999	2	—	—	17,669	331
Total held to maturity	$96,907	$4,103	$19,136	$1,489	$70,502	$435	$17,669	$331

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

At December 31, 2013, the majority of unrealized losses on available for sale securities are related to the Company’s U.S. GSE residential collateralized mortgage obligations and U.S. GSE securities. The majority of unrealized losses on held to maturity securities are related to U.S. GSE residential collateralized mortgage obligations.  The decrease in fair value of the U.S. GSE residential collateralized mortgage obligations, and the U.S. GSE securities portfolio is attributable to changes in interest rates and not credit quality. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Page -48-

The following table sets forth the fair value, amortized cost and maturities of the securities at December 31, 2013. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2013	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
(In thousands)	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount
Available for sale:

U.S. GSE securities	$—	$—	$23,309	$23,905	$113,389	$122,040	$16,059	$18,333	$152,757	$164,278
State and municipal obligations	10,416	10,375	41,355	41,062	2,777	2,827	7,108	7,877	61,656	62,141
U.S. GSE residential mortgage-backed securities	—	—	—	—	10,634	10,690	3,801	3,919	14,435	14,609
U.S. GSE residential collateralized mortgage obligations	—	—	1,786	1,784	1,659	1,645	275,746	282,166	279,191	285,595
U.S. GSE commercial mortgage-backed securities	—	—	—	—	2,834	3,076	—	—	2,834	3,076
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	26,910	26,740	26,910	26,740
Non Agency commercial mortgage-backed securities	—	—	—	—	—	—	3,578	3,658	3,578	3,658
Other Asset backed securities	—	—	—	—	7,888	7,997	25,930	26,973	33,818	34,970
Total available for sale	10,416	10,375	66,450	66,751	139,181	148,275	359,132	369,666	575,179	595,067

Held to maturity:

U. S. GSE securities	—	—	—	—	10,879	11,254	—	—	10,879	11,254
State and municipal obligations	26,645	26,539	12,735	12,647	13,820	13,540	14,716	14,506	67,916	67,232
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	7,689	8,001	7,689	8,001
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	284	277	64,795	67,920	65,079	68,197
U.S. GSE commercial mortgage-backed securities	—	—	—	—	9,776	10,132	—	—	9,776	10,132
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	12,921	13,627	12,921	13,627
Corporate Bonds	—	—	23,079	22,885	—	—	—	—	23,079	22,885
Total held to maturity	26,645	26,539	35,814	35,532	34,759	35,203	100,121	104,054	197,339	201,328
Total securities	$37,061	$36,914	$102,264	$102,283	$173,940	$183,478	$459,253	$473,720	$772,518	$796,395

There were $129.4 million of proceeds on sales of available for sale securities with gross gains of approximately $1.5 million and gross losses of approximately $0.8 million realized in 2013.  There were $152.0 million of proceeds on sales of available for sale securities with gross gains of approximately $3.2 million and gross losses of approximately $0.6 million realized in 2012.  There were $14.1 million of proceeds on sales of available for sale securities with gross gains of approximately $0.1 million and gross losses of approximately $0.01 realized in 2011.

Securities having a fair value of approximately $397.5 million and $333.0 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Company did not hold any trading securities during the years ended December 31, 2013 and 2012.

As of December 31, 2013 and 2012, there was one issuer, other than U.S. Government and its Sponsored Entities, where the Bank had invested holdings that exceeded 10% of consolidated stockholder’s equity and represented 14% and 13% of consolidated stockholder’s equity, respectively.  These assets are more than 95% backed by a U.S. Government guarantee.

Page -49-

3. LOANS

The following table sets forth the major classifications of loans:

December 31,	2013	2012
(In thousands)
Commercial real estate mortgage loans	$484,900	$332,782
Multi-family mortgage loans	107,488	66,080
Residential real estate mortgage loans	153,417	143,703
Commercial, financial and agricultural loans	209,452	197,448
Real estate construction and land loans	46,981	48,632
Installment/consumer loans	9,287	9,167
Total loans	1,011,525	797,812
Net deferred loan costs and fees	1,738	634
	1,013,263	798,446
Allowance for loan losses	(16,001)	(14,439)
Net loans	$997,262	$784,007

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

Real Estate Construction and Land Loans

Loans in this classification primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived primarily from sale of the lots/units including any pre-

Page -50-

sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent this class includes commercial development projects that the Company finances, which in most cases require interest only during construction, and then convert to permanent financing. Credit risk is affected by construction delays, cost overruns, market conditions and the availability of permanent financing; to the extent such permanent financing is not being provided by us.

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2013 and 2012, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Page -51-

The following table sets forth changes in the allowance for loan losses:

December 31,	2013	2012	2011
(In thousands)
Allowance for loan losses balance at beginning of period	$14,439	$10,837	$8,497

Charge-offs	(916)	(1,510)	(1,681)
Recoveries	128	112	121
Net charge-offs	(788)	(1,398)	(1,560)
Provision for loan losses charged to operations	2,350	5,000	3,900
Balance at end of period	$16,001	$14,439	$10,837

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of December 31, 2013 and 2012. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

December 31, 2013	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses
Beginning balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439
Charge-offs	—	—	(420)	(420)	(23)	(53)	(916)
Recoveries	—	—	34	87	2	5	128
Provision	1,834	358	295	(10)	(148)	21	2,350
Ending balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001

Ending balance: individually evaluated for impairment	$116	$—	$122	$—	$—	$—	$238

Ending balance: collectively evaluated for impairment	$6,163	$1,597	$2,590	$4,006	$1,206	$201	$15,763

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$484,900	$107,488	$153,417	$209,452	$46,981	$9,287	$1,011,525

Ending balance: individually evaluated for impairment	$5,950	$—	$2,382	$526	$—	$—	$8,858

Ending balance: collectively evaluated for impairment	$478,129	$107,488	$151,035	$208,677	$46,641	$9,287	$1,001,257

Ending balance: loans acquired with deteriorated credit quality	$821	$—	$—	$249	$340	$—	$1,410

Page -52-

December 31, 2012	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses
Beginning balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837
Charge-offs	—	—	(1,210)	(285)	—	(15)	(1,510)
Recoveries	—	—	7	83	—	22	112
Provision	915	844	1,726	1,656	(90)	(51)	5,000
Ending balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439

Ending balance: individually evaluated for impairment	$—	$—	$141	$228	$—	$—	$369

Ending balance: collectively evaluated for impairment	$4,445	$1,239	$2,662	$4,121	$1,375	$228	$14,070

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$332,782	$66,080	$143,703	$197,448	$48,632	$9,167	$797,812

Ending balance: individually evaluated for impairment	$4,776	$—	$2,549	$883	$—	$—	$8,208

Ending balance: collectively evaluated for impairment	$327,282	$66,080	$141,154	$196,350	$48,331	$9,167	$788,364

Ending balance: loans acquired with deteriorated credit quality	$724	$—	$—	$215	$301	$—	$1,240

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

Substandard: Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in a substandard loan, and may also be at delinquency status and have defined weaknesses based on currently existing facts, conditions and values making collection or liquidation in full highly questionable and improbable.

Page -53-

The following table represents loans by class categorized by internally assigned risk grades:

	Grades:

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$164,502	$11,828	$7,336	$—	$183,666
Non-owner occupied	291,758	5,490	3,986	—	301,234
Multi-family loans	107,488	—	—	—	107,488
Residential real estate:
First lien	87,288	264	2,847	—	90,399
Home equity	60,285	1,014	1,719	—	63,018
Commercial:
Secured	69,475	4,320	2,175	—	75,970
Unsecured	128,655	3,749	1,078	—	133,482
Real estate construction and land loans	46,311	—	670	—	46,981
Installment/consumer loans	9,144	44	99	—	9,287
Total loans	$964,906	$26,709	$19,910	$—	$1,011,525

	Grades:

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$138,675	$11,285	$11,039	$—	$160,999
Non-owner occupied	159,967	7,523	4,293	—	171,783
Multi-family loans	66,080	—	—	—	66,080
Residential real estate:
First lien	72,158	—	2,846	717	75,721
Home equity	65,955	745	1,282	—	67,982
Commercial:
Secured	81,661	1,447	5,605	—	88,713
Unsecured	105,454	1,948	1,234	99	108,735
Real estate construction and land loans	45,178	—	3,454	—	48,632
Installment/consumer loans	9,058	—	109	—	9,167
Total loans	$744,186	$22,948	$29,862	$816	$797,812

Page -54-

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of December 31, 2013 and December 31, 2012 by class of loans, as defined by ASC 310-10:

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$327	$201	$1	$1,072	$1,601	$182,065	$183,666
Non-owner occupied	—	193	—	617	810	300,424	301,234
Multi-family loans	—	—	—	—	—	107,488	107,488
Residential real estate:
First lien	329	—	—	1,286	1,615	88,784	90,399
Home equity	341	127	—	767	1,235	61,783	63,018
Commercial:
Secured	—	—	—	58	58	75,912	75,970
Unsecured	—	20	—	21	41	133,441	133,482
Real estate construction and land loans	—	—	—	—	—	46,981	46,981
Installment/consumer loans	5	6	—	—	11	9,276	9,287
Total loans	$1,002	$547	$1	$3,821	$5,371	$1,006,154	$1,011,525

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$1,265	$491	$492	$2,248	$158,751	$160,999
Non-owner occupied	—	—	—	—	—	171,783	171,783
Multi-family loans	—	—	—	—	—	66,080	66,080
Residential real estate:
First lien	—	158	—	1,203	1,361	74,360	75,721
Home equity	965	—	—	1,010	1,975	66,007	67,982
Commercial:
Secured	—	—	—	136	136	88,577	88,713
Unsecured	22	—	—	426	448	108,287	108,735
Real estate construction and land loans	—	—	—	22	22	48,610	48,632
Installment/consumer loans	—	—	—	—	—	9,167	9,167
Total loans	$987	$1,423	$491	$3,289	$6,190	$791,622	$797,812

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

Page -55-

Impaired Loans

As of December 31, 2013 and 2012, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.9 million and $8.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

The following tables represent impaired loans by class at December 31, 2013 and 2012:

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,696	$3,805	$—	$3,730	$118
Non-owner occupied	917	917	—	917	60
Residential real estate:
First lien	1,463	2,213	—	1,482	26
Home equity	689	1,046	—	633	—
Commercial:
Secured	352	352	—	450	26
Unsecured	174	—	—	232	59
Total with no related allowance recorded	7,291	8,333	—	7,444	289

With an allowance recorded:
Commercial real estate – Owner occupied	720	720	94	420	—
Commercial real estate – Non-owner occupied	617	617	22	515	—
Residential real estate – First Lien	152	156	42	141	—
Residential real Estate – Home equity	78	89	80	81	—
Total with an allowance recorded	1,567	1,582	238	1,157	—

Total:
Commercial real estate:
Owner occupied	4,416	4,525	94	4,150	118
Non-owner occupied	1,534	1,534	22	1,432	60
Residential real estate:
First lien	1,615	2,369	42	1,623	26
Home equity	767	1,135	80	714	—
Commercial:
Secured	352	352	—	450	26
Unsecured	174	—	—	232	59
Total	$8,858	$9,915	$238	$8,601	$289

Page -56-

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,860	$3,931	$—	$3,816	$116
Non-owner occupied	916	916	—	916	61
Residential real estate:
First lien	1,539	2,151	—	1,484	35
Home equity	736	1,094	—	768	—
Commercial:
Secured	515	520	—	281	14
Unsecured	95	97	—	42	—
Real estate construction and land loans	—	—	—	2	—
Total with no related allowance recorded	7,661	8,709	—	7,309	226

With an allowance recorded:
Residential real estate – Home equity	274	287	141	244	—
Commercial - Unsecured	273	302	228	236	—
Total with an allowance recorded	547	589	369	480	—

Total:
Commercial real estate:
Owner occupied	3,860	3,931	—	3,816	116
Non-owner occupied	916	916	—	916	61
Residential real estate:
First lien	1,539	2,151	—	1,484	35
Home equity	1,010	1,381	141	1,012	—
Commercial:
Secured	515	520	—	281	14
Unsecured	368	399	228	278	—
Real estate construction and land loans	—	—	—	2	—
Total	$8,208	$9,298	$369	$7,789	$226

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The Bank had $2.2 million foreclosed real estate owned at December 31, 2013 and $0.3 million at December 31, 2012.

Page -57-

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2013 and 2012:

Years Ended December 31,	2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Trouble Debt Restructurings
Commercial real estate:
Owner occupied	1	$720	$720	1	$163	$160
Non-owner occupied	1	620	620	—	—	—
Multi-Family	—	—	—	—	—	—
Residential real estate:
First lien	—	—	—	—	—	—
Home equity:	—	—	—	—	—	—
Commercial:
Secured	—	—	—	1	387	380
Unsecured	1	33	33	1	42	39
Real estate construction and land loans	—	—	—	—	—	—
Installment/consumer loans	—	—	—	—	—	—
Total loans	3	$1,373	$1,373	3	$592	$579

The TDRs described above did not increase the allowance for loan losses and there were no charge offs during the year ended December 31, 2013.  The TDRs for the year ended December 31, 2012 did not increase the allowance for loan losses but had related charge offs of $0.4 million.

There was one loan modified as a TDR during 2013 for which there was a payment default within twelve months following the modification.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

At December 31, 2013 and 2012, the Company had $2.0 million and $1.0 million, respectively of nonaccrual TDR loans and $5.1 million and $5.0 million respectively of performing TDRs. At December 31, 2013 and 2012, total nonaccrual TDR loans are secured with collateral that has an appraised value of $2.3 million and $2.7 million, respectively.

The terms of certain other loans were modified during the year ended December 31, 2013 that did not meet the definition of a TDR. These loans have a total recorded investment as of December 31, 2013 of $22.2 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

Page -58-

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2013 and 2012.

The following table sets forth selected information about related party loans at December 31, 2013:

Balance Outstanding
(In thousands)
Balance at December 31, 2012	$1,271
New loans	2,800
Effective change in related parties	—
Advances	17
Repayments	(1,037)
Balance at December 31, 2013	$3,051

4. PREMISES AND EQUIPMENT

Premises and equipment consist of:

December 31,	2013	2012
(In thousands)
Land	$7,362	$7,174
Building and improvements	14,197	13,837
Furniture, fixtures and equipment	16,558	15,229
Leasehold improvements	8,065	6,803
	$46,182	$43,043

Less: accumulated depreciation and amortization	(18,199)	(17,042)
Total	$27,983	$26,001

5. DEPOSITS

Time Deposits

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2013:

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
2014	$22,169	$38,705	$60,874
2015	5,703	10,247	15,950
2016	882	2,437	3,319
2017	2,900	6,774	9,674
2018	4,796	6,282	11,078
Total	$36,450	$64,445	$100,895

Deposits from principal officers, directors and their affiliates at December 31, 2013 and 2012 were approximately $2.7 million and $5.5 million, respectively. Public fund deposits at December 31, 2013 and 2012 were $310.0 million and $269.8 million, respectively.

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2013 and 2012, securities sold under agreements to repurchase totaled $11.4 million and $12.4 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations carrying amounts of $17.5 million and $17.1 million and $23.3 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.4 million maturing during the first quarter of 2014 and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

Page -59-

	2013	2012	2011
(Dollars in thousands)
Average daily balance during the year	$11,770	$13,016	$16,715
Average interest rate during the year	3.17%	3.01%	3.23%
Maximum month-end balance during the year	$12,903	$16,722	$17,469
Weighted average interest rate at year-end	3.13%	2.99%	3.18%

7. FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2013 there were two Federal Home Loan Bank (FHLB) term advances totaling $40.0 million with an average fixed interest rate of 0.46% that will mature during the first quarter of 2014.  At December 31, 2012, there was one term advance outstanding for $15.0 million with a fixed interest rate of 0.39% that matured during the first quarter of 2013.  Overnight borrowings totaled $58.0 million with a fixed interest rate of 0.40% at December 31, 2013.  There were none as of December 31, 2012.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $336.6 million and $64.5 million of residential and commercial mortgage loans under a blanket lien arrangement at year end 2013 and 2012, respectively.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $568.4 million at year end 2013.

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

Interest rate swaps with a notional amount totaling $15.0 million and $25.0 million were entered into on June 28, 2012 and July 15, 2013, respectively and were designated as cash flow hedges of certain Federal Home Loan Bank advances. A forward starting interest rate swap with a notional amount totaling $10.0 million was entered into on July 15, 2013 and was designated as a cash flow hedge of certain repurchase agreements.  The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities)  with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings if the hedge transactions becomes probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swap designated as a cash flow hedge as of December 31 is as follows:

(Dollars in thousands)	2013	2012
Notional amounts	$50,000	$15,000
Weighted average pay rates	1.39%	0.99%
Weighted average receive rates	0.24%	0.31%
Weighted average maturity	4.56 years	4.49 years
Unrealized (losses)	$(164)	$(176)

Interest expense recorded on these swap transactions totaled $271,000 and $45,000 during 2013 and 2012, respectively, and is reported as a component of interest expense on FHLB Advances.

Page -60-

Cash Flow Hedge

The following tables present the net gains (losses), net of income tax, recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the twelve months ended December 31:

	2013
(In thousands)	Amount of (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other non- interest income (Ineffective Portion)
Interest rate contracts	$(99)	$—	$—

		2012
(In thousands)	Amount of (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other non- interest income (Ineffective Portion)
Interest rate contracts	$(106)	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheets:

As of December 31,	2013		2012
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other asset/(liabilities):
Interest rate swap related to FHLB advances	$40,000	$(122)	$15,000	$(176)
Forward starting interest rate swap related to repurchase agreements	10,000	(42)	—	—

Page -61-

10. INCOME TAXES

The components of income tax expense are as follows:

Years Ended December 31,	2013	2012	2011
(In thousands)
Current:
Federal	$5,500	$5,660	$3,700
State	664	582	603
	6,164	6,242	4,303

Deferred:
Federal	403	(229)	469
State	102	67	(109)
	505	(162)	360
Income tax expense	$6,669	$6,080	$4,663

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Years Ended December 31,	2013		2012		2011
(Dollars in thousands)	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$6,828	34%	$6,479	34%	$5,134	34%
Tax exempt interest	(740)	(4)	(878)	(5)	(896)	(6)
State taxes, net of federal income tax benefit	502	3	445	2	341	2
Other	79	1	34	1	84	1
Income tax expense	$6,669	34%	$6,080	32%	$4,663	31%

Deferred tax assets and liabilities are comprised of the following:

December 31,	2013	2012
(In thousands)
Deferred tax assets:
Allowance for loan losses	$6,815	$6,144
Net unrealized losses (gains) on securities	7,895	(1,803)
Restricted stock awards	815	777
Purchase accounting fair value adjustments	666	777
Net change in pension liability	781	2,036
Net operating loss carryforward	426	516
Net change in cash flow hedge	65	70
Other	379	276
Total	17,842	8,793

Deferred tax liabilities:
Pension and SERP expense	(3,491)	(2,765)
Depreciation	(1,548)	(1,386)
REIT undistributed net income	(707)	(657)
Net deferred loan costs and fees	(915)	(602)
Other	(252)	(281)
Total	(6,913)	(5,691)
Net deferred tax asset	$10,929	$3,102

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2010. There are no unrecorded tax benefits and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

Page -62-

11. EMPLOYEE BENEFITS

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

Information about changes in obligations and plan assets of the defined benefit pension plan and the defined benefit plan component of the SERP are as follows:

	Pension Benefits		SERP Benefits
At December 31,	2013	2012	2013	2012
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$13,107	$11,584	$1,999	$1,731
Service cost	931	1,131	149	120
Interest cost	564	508	76	52
Benefits paid and expected expenses	(236)	(366)	(112)	(112)
Assumption changes and other	(1,123)	1,345	(193)	208
Plan amendment	—	(1,095)	—	—
Benefit obligation at end of year	$13,243	$13,107	$1,919	$1,999

Change in plan assets, at fair value:
Plan assets at beginning of year	$17,125	$13,403	$—	$—
Actual return on plan assets	2,939	1,600	—	—
Employer contribution	2,000	2,500	112	112
Benefits paid and actual expenses	(236)	(378)	(112)	(112)
Plan assets at end of year	$21,828	$17,125	$—	$—

Funded status (plan assets less benefit obligations)	$8,585	$4,018	$(1,919)	$(1,999)

Amounts recognized in accumulated other comprehensive income at December 31, consist of:

	Pension Benefits		SERP Benefits
At December 31,	2013	2012	2013	2012
(In thousands)
Net actuarial loss	$2,559	$5,561	$198	$406
Prior service cost	(946)	71	—	—
Transition obligation	—	—	114	142
Plan amendment	—	(1,094)	—	—
Net amount recognized	$1,613	$4,538	$312	$548

The accumulated benefit obligation was $11.9 million and $1.5 million for the pension plan and the SERP, respectively, as of December 31, 2013. As of December 31, 2012, the accumulated benefit obligation was $11.6 million and $1.6 million for the pension plan and the SERP, respectively.

Page -63-

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits			SERP Benefits

At December 31,	2013	2012	2011	2013	2012	2011
(In thousands)
Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income
Service cost	$931	$1,131	$919	$149	$120	$109
Interest cost	564	508	483	76	52	57
Expected return on plan assets	(1,385)	(993)	(761)	—	—	—
Amortization of net loss	325	248	102	—	—	—
Amortization of unrecognized prior service cost	(77)	10	9	—	—	—
Amortization of unrecognized transition (asset) obligation	—	—	—	43	30	28
Net periodic benefit cost	$358	$904	$752	$268	$202	$194

Net (gain) loss	$(2,677)	$(345)	$2,529	$(193)	$208	$136
Prior service cost	—	—	—	—	—	—
Transition obligation	—	—	—	—	—	—
Amortization of net loss	(325)	(248)	(102)	—	—	—
Amortization of prior service cost	77	(10)	(9)	—	—	—
Amortization of transition obligation	—	—	—	(43)	(30)	(28)
	(2,925)	(603)	2,418	(236)	178	108
Deferred taxes	1,161	240	(960)	93	(71)	(43)
Total recognized in other comprehensive income	(1,764)	(363)	1,458	(143)	107	65
Total recognized in net periodic benefit cost and other comprehensive income	$(1,406)	$541	$2,210	$125	$309	$259

The estimated net loss, transition obligation and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $27,000, $0 and $77,000, respectively. The estimated net loss and unrecognized net transition obligation for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0 and $28,000, respectively.

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

	Pension Benefits			SERP Benefits
At December 31,	2013	2012	2011	2013	2012	2011
Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.90%	4.20%	4.53%	4.70%	3.90%	3.13%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.20%	4.53%	5.58%	3.90%	3.13%	3.87%
Rate of compensation increase	3.00	3.00	3.50	5.00	5.00	5.00
Expected long-term rate of return	7.50	7.50	7.00	—	—	—

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

Page -64-

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

The long term rate of return considers historical returns for the S&P 500 index and long term U.S. government bonds from 1926 to 2013 representing cumulative returns of approximately 9.9% and 5.8%, respectively. These returns were considered along with the target allocations of asset categories.

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

•                  Purchases of letter stock, private placements, or direct payments

•                  Purchases of securities not readily marketable

•                  Pledging or hypothecating securities, except for loans of securities that are fully collateralized

•                  Purchasing or selling derivative securities for speculation or leverage

•                  Investments by the investment managers in their own securities, their affiliates or subsidiaries (excluding money market funds)

•                  Purchases of Bridge Bancorp. stock.

The target allocations for Plan assets are shown in the table below:

		Percentage of Plan Assets At December 31,		Weighted- Average
	Target Allocation 2014	2013	2012	Expected Long-term Rate of Return

Asset Category
Cash Equivalents	0 – 5%	3.9%	9.4%	—
Equity Securities	45 - 65%	59.3%	54.2%	4.7%
Fixed income securities	35 - 55%	36.8%	36.4%	2.8%

Total		100.0%	100.0%	7.5%

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

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Investments valued using the Net Asset Value (“NAV”) are classified as level 2 if the Plan can redeem its investment with the investee at the NAV at the measurement date. If the Plan can never redeem the investment with the investee at the NAV, it is considered a level

Page -65-

3. If the Plan can redeem the investment at the NAV at a future date, the Plan’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset.

In accordance with FASB ASC 715-20, the following table represents the Plan’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012:

		Fair Value Measurements at
		December 31, 2013 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Cash and Cash Equivalents
Cash	$15	$15	$—
Short term investment funds	820	—	820
Total cash equivalents	835	15	820
Equities:
U.S. Large cap	8,127	8,127	—
U.S. Mid cap	752	752	—
U.S. Small cap	786	786	—
International	3,290	3,290	—
Total equities	12,955	12,955	—
Fixed income securities:
Government issues	1,798	—	1,798
Corporate bonds	1,453	—	1,453
Mortgage backed	753	—	753
High yield bonds and bond funds	4,034	—	4,034
Total fixed income securities	8,038	—	8,038
Total Plan Assets	$21,828	$12,970	$8,858

		Fair Value Measurements at
		December 31, 2012 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Cash and Cash Equivalents
Cash	$24	$24	$—
Short term investment funds	1,591	—	1,591
Total cash equivalents	1,615	24	1,591
Equities:
U.S. Large cap	8,075	8,075	—
U.S. Mid cap	596	596	—
International	601	601	—
Total equities	9,272	9,272	—
Fixed income securities:
Government issues	1,717	—	1,717
Corporate bonds	1,396	—	1,396
High yield bonds and bond funds	3,125	—	3,125
Total fixed income securities	6,238	—	6,238
Total Plan Assets	$17,125	$9,296	$7,829

Page -66-

The Company has no minimum required pension contribution and due to the overfunded status of the plan, does not expect to contribute to the pension plan during 2014.

Estimated Future Payments

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

Year	Pension and SERP Payments
(In thousands)
2014	$416,589
2015	446,262
2016	515,377
2017	571,421
2018	643,586
Following 5 years	4,532,059

b) 401(k) Plan

The Company provides a 401(k) plan which covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the 90th day of employment, unless they elect not to participate. Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives. The savings plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2013, 2012 and 2011 the Bank made cash contributions of $466,000, $263,000, and $253,000 respectively.

c) Equity Incentive Plan

On May 4, 2012 the Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (the “2012 Plan”) was approved by the shareholders to provide for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The plan supersedes the Bridge Bancorp, Inc. Equity Incentive Plan that was approved in 2006 (the “2006 Plan”). The number of shares of Common Stock of Bridge Bancorp, Inc. available for stock-based awards under the 2012 Plan is 525,000 plus 278,385 shares that were remaining under the 2006 Plan. Of the total 803,385 shares of common stock approved for issuance under the Plan, 740,125 shares remain available for issuance at December 31, 2013.

The Compensation Committee of the Board of Directors determines awards under the Plan. The Company accounts for this Plan under FASB ASC No. 718 and 505.

Page -67-

Stock Options

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. No new grants of stock options were awarded during the years ended December 31, 2013 and 2012.

A summary of the status of the Company’s stock options as of December 31, 2013 follows:

(Dollars in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	49,962	$25.32
Granted	—	—
Exercised	(2,737)	$24.00
Forfeited	(1,230)	$25.25
Expired	(600)	$15.47
Outstanding, December 31, 2013	45,395	$25.54	2.61 years	$32
Vested and Exercisable, December 31, 2013	45,395	$25.54	2.61 years	$32

Range of Exercise Prices	Number of Options	Exercise Price
	1,835	$24.00
	38,429	$25.25
	3,000	$26.55
	2,131	$30.60
	45,395

The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2013 is the same because all options are currently vested.

A summary of activity related to the stock options follows:

December 31,	2013	2012	2011
(In thousands)
Intrinsic value of options exercised	$4	$7	$—
Cash received from options exercised	4	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	—	—	—

There was no compensation expense attributable to stock options for the years ended December 31, 2013, 2012, and 2011 because all stock options were vested.

Restricted Stock Awards

A summary of the status of the Company’s shares of unvested restricted stock for the year ended December 31, 2013 follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested, December 31, 2012	177,927	$21.38
Granted	72,940	$20.78
Vested	(50,081)	$21.26
Forfeited	(3,187)	$21.49
Unvested, December 31, 2013	197,599	$21.18

The 2012 Plan provides for issuance of restricted stock awards. During the year ended December 31, 2013, the Company granted restricted stock awards of 72,940 shares. Of the 72,940 shares granted, 51,175 shares vest over approximately seven years with a third vesting after years five, six and seven, 12,652 shares vest over approximately five years with a third vesting after years three, four and five and 9,113 shares vest ratably over five years . During the year ended December 31, 2012, the Company granted restricted stock awards of 21,993 shares. These shares vest over approximately five years with a third vesting after years three, four and five. During

Page -68-

the year ended December 31, 2011, the Company granted restricted stock awards of 68,588 shares. Of the 68,588 shares granted, 5,000 shares vest ratably over three years, 44,588 shares vest over approximately five years with a third vesting after years three, four and five and 19,000 shares vest over approximately seven years with a third vesting after years five, six and seven. Such shares are subject to restrictions based on continued service as employees of the Company or its subsidiaries. Compensation expense attributable to these awards was approximately $1,152,000, $1,185,000 and $909,000 for the years ended December 31, 2013, 2012, and 2011, respectively. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $1,065,000, $1,140,000 and $774,000, respectively. As of December 31, 2013, there was $2,757,000 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.3 years.

Restricted Stock Units

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $144,000, $158,000 and $138,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

12. EARNINGS PER SHARE

FASB ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”).  The restricted stock awards and restricted stock units granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities.  The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities. Prior period EPS figures have been presented in accordance with this accounting guidance.

The following is a reconciliation of earnings per share for December 31, 2013, 2012 and 2011:

For the Years Ended December 31,	2013	2012	2011
(In thousands, except per share data)
Net Income	$13,093	$12,772	$10,359
Less: Dividends paid on and earnings allocated to participating securities	(329)	(328)	(299)
Income attributable to common stock	$12,764	$12,444	$10,060

Weighted average common shares outstanding, including participating securities	9,622	8,633	6,712
Less: weighted average participating securities	(242)	(223)	(193)
Weighted average common shares outstanding	9,380	8,410	6,519
Basic earnings per common share	$1.36	$1.48	$1.54

Income attributable to common stock	$12,764	$12,444	$10,060

Weighted average common shares outstanding	9,380	8,410	6,519
Weighted average common equivalent shares outstanding	—	1	1
Weighted average common and equivalent shares outstanding	9,380	8,411	6,520
Diluted earnings per common share	$1.36	$1.48	$1.54

There were 45,395 options outstanding at December 31, 2013 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at December 31, 2013, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

13. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

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

Page -69-

a) Leases

At December 31, 2013, the Company was obligated to make minimum annual rental payments under non-cancelable operating leases for its premises. Projected minimum rentals under existing leases are as follows:

Year
(In thousands)
2014	$2,125
2015	1,847
2016	1,710
2017	1,663
2018	1,355
Thereafter	12,088
Total minimum rentals	$20,788

Certain leases contain rent escalation clauses which are reflected in the amounts listed above. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Certain leases contain renewal options which are not reflected. Rental expenses under leases for the years ended December 31, 2013, 2012 and 2011 approximated $2.3 million, $1.5 million, and $1.2 million, respectively.

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

The following represents commitments outstanding:

December 31,	2013	2012
(In thousands)
Standby letters of credit	$3,094	$3,800
Loan commitments outstanding (1)	28,750	64,336
Unused lines of credit	215,798	183,183
Total commitments outstanding	$247,642	$251,319

(1)    Of the $28.8 million of loan commitments outstanding at December 31, 2013, $6.9 million are fixed rate commitments and $21.9 million are variable rate commitments.

c) Other

During 2013, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. The required cash balance at December 31, 2013 was $1.0 million. During 2013, the Federal Reserve Bank of New York offered higher interest rates on overnight deposits compared to our correspondent banks. Therefore the Bank invested overnight with the Federal Reserve Bank of New York and the average balance maintained during 2013 was $7.4 million.

During 2013, 2012 and 2011, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2013, the Bank had aggregate lines of credit of $290.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $270.0 million is available on an unsecured basis. As of December 31, 2013, the Bank had $64.0 million of such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2013, there was $568.4 million available for transactions under this agreement.

Page -70-

The Bank had $11.4 million of securities sold under agreements to repurchase outstanding as of December 31, 2013 (See Note 6).

14. FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2013 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$152,757		$152,757
State and municipal obligations	61,656		61,656
U.S. GSE Residential mortgage-backed securities	14,435		14,435
U.S. GSE Residential collateralized mortgage Obligations	279,191		279,191
U.S. GSE Commercial mortgage-backed securities	2,834		2,834
U.S. GSE Commercial collateralized mortgage Obligations	26,910		26,910
Non Agency commercial mortgage-backed securities	3,578		3,578
Other Asset backed securities	33,818		33,818
Total available for sale	$575,179		$575,179

Financial Liabilities:
Derivatives	$(164)		$(164)

Page -71-

		Fair Value Measurements at
		December 31, 2012 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$178,452		$178,452
State and municipal obligations	59,963		59,963
U.S. GSE Residential mortgage-backed securities	20,597		20,597
U.S. GSE Residential collateralized mortgage Obligations	226,446		226,446
U.S. GSE Commercial mortgage-backed securities	3,138		3,138
U.S. GSE Commercial collateralized mortgage Obligations	9,357		9,357
Non Agency commercial mortgage-backed securities	4,989		4,989
Other Asset backed securities	26,128		26,128
Total available for sale	$529,070		$529,070

Financial Liabilities:
Derivatives	$(176)		$(176)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2013 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$1,329			$1,329
Other real estate owned	2,242			2,242

		Fair Value Measurements at
		December 31, 2012 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$178			$178

Impaired loans with allocated allowance for loan losses at December 31, 2013, had a carrying amount of $1.3 million, which is made up of the outstanding balance of $1.5 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2012, had a carrying amount of $0.2 million, which is made up of the outstanding balance of $0.5 million, net of a valuation allowance of $0.3 million. This resulted in an additional provision for loan losses of $0.3 million that is included in the amount reported on the Consolidated Statements of Income.

Page -72-

Other real estate owned at December 31, 2013 had a carrying amount of $2.2 million and no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income.

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

Loans: The estimated fair values of real estate mortgage loans and other loans receivable are based on discounted cash flow calculations that use available market benchmarks when establishing discount factors for the types of loans resulting in a Level 3 classification. Exceptions may be made for adjustable rate loans (with resets of one year or less), which would be discounted straight to their rate index plus or minus an appropriate spread. All nonaccrual loans are carried at their current fair value. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price and therefore, while permissible for presentation purposed under ASC 825-10, do not conform to ASC 820-10.

Impaired Loans: For impaired loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of other real estate owned is also evaluated in accordance with current accounting guidance and determined based upon recent appraised values. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. All appraisals undergo a second review process to insure that the methodology employed and the values derived are accurate. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Page -73-

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value resulting in a Level 1 or 2 classification.

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2013 and December 31, 2012.

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

Page -74-

The estimated fair values and recorded carrying values of the Company’s financial instruments are as follows:

		Fair Value Measurement at
		December 31, 2013 Using:

(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and due from banks	$39,997	$39,997	$—	$—	$39,997

Interest bearing deposits with banks	5,576	—	5,576	—	5,576
Securities available for sale	575,179	—	575,179	—	575,179
Securities restricted	7,034	n/a	n/a	n/a	n/a
Securities held to maturity	201,328	—	197,338	—	197,338
Loans, net	997,262	—	—	1,002,314	1,002,314
Accrued interest receivable	5,648	—	2,747	2,901	5,648

Financial Liabilities:
Certificates of deposit	100,895	—	101,509	—	101,509
Demand and other deposits	1,438,184	1,438,184	—	—	1,438,184
Federal funds purchased and Federal Home Loan Bank overnight borrowings	122,000	121,994	—	—	121,994
Federal Home Loan Bank term advances	40,000	—	40,060	—	40,060
Repurchase agreements	11,370	—	11,803	—	11,803
Junior Subordinated Debentures	16,002	—	—	15,215	15,215
Derivatives	164	—	164	—	164
Accrued interest payable	225	76	149	—	225

		Fair Value Measurement at
		December 31, 2012 Using:

(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and due from banks	$46,855	$46,855	$—	$—	$46,855

Interest bearing deposits with banks	4,394	—	4,394	—	4,394
Securities available for sale	529,070	—	529,070	—	529,070
Securities restricted	2,978	n/a	n/a	n/a	n/a
Securities held to maturity	210,735	—	213,702	—	213,702
Loans, net	784,007	—	—	807,597	807,597
Accrued interest receivable	5,436	—	2,945	2,491	5,436

Financial Liabilities:
Certificates of deposit	157,248	—	158,764	—	158,764
Demand and other deposits	1,252,074	1,252,074	—	—	1,252,074
Federal funds purchased and Federal Home Loan Bank overnight borrowings	44,500	44,500	—	—	44,500
Federal Home Loan Bank term advances	15,000	—	14,824	—	14,824
Repurchase agreements	12,390	—	13,064	—	13,064
Junior Subordinated Debentures	16,002	—	—	17,101	17,101
Derivatives	176	—	176	—	176
Accrued interest payable	147	1	146	—	147

Page -75-

15. REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of December 31, 2013, the Company and the Bank met all capital adequacy requirements.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated)
As of December 31,	2013
(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$202,039	16.3%	$99,108	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	186,547	15.1%	49,554	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	186,547	10.3%	72,476	4.0%	n/a	n/a

As of December 31,	2012
(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$145,765	14.2%	$82,171	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	132,906	12.9%	41,085	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	132,906	8.4%	63,136	4.0%	n/a	n/a

Page -76-

Bridgehampton National Bank
As of December 31,	2013
(Dollars In thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$164,494	13.3%	$99,084	8.0%	$123,855	10.0%
Tier 1 Capital (to risk weighted assets)	149,005	12.0%	49,542	4.0%	74,313	6.0%
Tier 1 Capital (to average assets)	149,005	8.2%	72,464	4.0%	90,580	5.0%

As of December 31,	2012
(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$140,487	13.7%	$82,155	8.0%	$102,693	10.0%
Tier 1 Capital (to risk weighted assets)	127,630	12.4%	41,077	4.0%	61,616	6.0%
Tier 1 Capital (to average assets)	127,630	8.1%	63,132	4.0%	78,915	5.0%

16. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bridge Bancorp, Inc. (Parent Company only) follows:

Condensed Balance Sheets

December 31,	2013	2012
(In thousands)
ASSETS
Cash and cash equivalents	$37,364	$5,203
Other assets	299	199
Investment in the Bank	137,799	129,277
Total Assets	$175,462	$134,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$16,002	$16,002
Other liabilities	—	5
Total Liabilities	16,002	16,007

Total Stockholders’ Equity	159,460	118,672
Total Liabilities and Stockholders’ Equity	$175,462	$134,679

Condensed Statements of Income

Years ended December 31,	2013	2012	2011
(In thousands)
Interest expense	$1,365	$1,365	$1,366
Non-interest expense	69	82	69
Loss before income taxes and equity in undistributed earnings of the Bank	(1,434)	(1,447)	(1,435)

Income tax benefit	(483)	(466)	(445)
Loss before equity in undistributed earnings of the Bank	(951)	(981)	(990)
Equity in undistributed earnings of the Bank	14,044	13,753	11,349
Net income	$13,093	$12,772	$10,359

Page -77-

Condensed Statements of Cash Flows

Years ended December 31,	2013	2012	2011
(In thousands)
Cash flows from operating activities:
Net income	$13,093	$12,772	$10,359
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of the Bank	(14,044)	(13,753)	(11,349)
(Increase) decrease in other assets	(100)	(7)	558
(Decrease) increase in other liabilities	(5)	(227)	198
Net cash used in operating activities	(1,056)	(1,215)	(234)

Cash flows from investing activities:
Investment in the Bank	(6,000)	(7,000)	(12,000)
Cash in lieu of fractional shares for business acquisition	—	—	(3)
Net cash used in investing activities	(6,000)	(7,000)	(12,003)

Cash flows from financing activities:
Net proceeds from issuance of common stock	46,237	10,507	28,088
Net proceeds from exercise of stock options	4	—	—
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(291)	(175)	(128)
Excess tax (expense) benefit from share based compensation	21	(18)	(16)
Cash dividends paid	(6,754)	(9,898)	(6,061)
Net cash provided by financing activities	39,217	416	21,883

Net increase (decrease) in cash and cash equivalents	32,161	(7,799)	9,646
Cash and cash equivalents at beginning of year	5,203	13,002	3,356
Cash and cash equivalents at end of year	$37,364	$5,203	$13,002

Page -78-

17. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

Years Ended December 31,	2013	2012	2011
(In thousands)
Unrealized holding (losses) gains on available for sale securities	$(23,771)	$(2,321)	$3,758
Reclassification adjustment for gains realized in income	(659)	(2,647)	(135)
Income tax effect	9,698	1,972	(1,438)
Net change in unrealized (loss) gain on available for sale securities	(14,732)	(2,996)	2,185

Change in post-retirement obligation	3,162	425	(2,527)
Income tax effect	(1,255)	(169)	1,003
Net change in post-retirement obligation	1,907	256	(1,524)

Change in fair value of derivatives used for cash flow hedges	12	(176)	—
Reclassification adjustment for gains realized in income	—	—	—
Income tax effect	(5)	70	—
Net change in unrealized gain (loss) on cash flow hedge	7	(106)	—

Total	$(12,818)	$(2,846)	$661

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

Details about Accumulated Other Comprehensive Income	Balance as of December 31, 2012	Current Period Change	Balance as of December 31, 2013
(In thousands)
Unrealized gains (losses) on available for sale securities	$2,738	$(14,732)	$(11,994)
Unrealized (losses) gains on pension benefits	(3,050)	1,907	(1,143)
Unrealized (losses) gains on cash flow hedges	(106)	7	(99)
Total	$(418)	$(12,818)	$(13,236)

The following represents the reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013:

Details about accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
(In thousands)
Realized gain on sale of available for sale securities	$659	Net securities gains
Income tax expense	(262)	Income tax expense
Net of income tax	397

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit (cost)	$77	Salaries and employee benefits
Transition obligation	(28)	Salaries and employee benefits
Actuarial losses	(340)	Salaries and employee benefits
	(291)
Income tax benefit	116
Net of income tax	(175)	Income tax expense
Total reclassifications, net of tax	$222

Page -79-

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected Consolidated Quarterly Financial Data

2013 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$13,731	$14,108	$14,913	$15,678
Interest expense	1,803	1,802	1,865	1,802
Net interest income	11,928	12,306	13,048	13,876
Provision for loan losses	550	600	500	700
Net interest income after provision for loan losses	11,378	11,706	12,548	13,176
Non-interest income	2,104	2,468	2,060	2,259
Non-interest expenses	8,908	9,355	9,861	9,813
Income before income taxes	4,574	4,819	4,747	5,622
Income tax expense	1,461	1,567	1,624	2,017
Net income	$3,113	$3,252	$3,123	$3,605
Basic earnings per share	$0.35	$0.36	$0.34	$0.32
Diluted earnings per share	$0.35	$0.36	$0.34	$0.32

2012 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$13,298	$13,677	$13,707	$13,832
Interest expense	1,898	1,872	1,889	1,896
Net interest income	11,400	11,805	11,818	11,936
Provision for loan losses	825	2,500	600	1,075
Net interest income after provision for loan losses	10,575	9,305	11,218	10,861
Non interest income	1,953	3,800	2,235	2,685
Non-interest expenses	8,221	8,567	8,479	8,513
Income before income taxes	4,307	4,538	4,974	5,033
Income tax expense	1,368	1,475	1,614	1,623
Net income	$2,939	$3,063	$3,360	$3,410
Basic earnings per share	$0.35	$0.36	$0.39	$0.39
Diluted earnings per share	$0.35	$0.36	$0.39	$0.39

19.  SUBSEQUENT EVENTS

On September 27, 2013, the Company entered into a definitive agreement to acquire FNBNY Bancorp and its wholly owned subsidiary, the First National Bank of New York (collectively “FNBNY”). On February 14, 2014, the Company acquired FNBNY at a purchase price of $6.1 million and issued an aggregate of 240,598 Bridge Bancorp shares in exchange for all the issued and outstanding stock of FNBNY. The purchase price is subject to certain post-closing adjustments equal to 60 percent of the net recoveries of principal on $6.3 million of certain identified problem loans over a two-year period after the acquisition.  As of February 14, 2014, FNBNY had total assets of $218 million, including $105 million in loans, funded by deposits of $169 million with three full-service branches, including the Company’s first two branches in Nassau County located in Merrick and Massapequa, and one in western Suffolk County located in Melville (unaudited).

The acquisition is being accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed are being recorded at their respective acquisition date fair values, and identifiable intangible assets recorded at fair value. The operating results of the Company for the year ended December 31, 2013, do not include the operating results of FNBNY.

Given the initial accounting for this business combination is incomplete, management is not yet able to disclose the preliminary fair value of the assets acquired and liabilities assumed.

Page -80-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Board of Directors
Bridge Bancorp, Inc.
Bridgehampton, New York

We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Bridge Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bridge Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report By Management On Internal Control Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Bridge Bancorp, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

New York, New York
March 14, 2014

Page-81-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2013, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe Horwath LLP appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

“Item 1 – Election of Directors,” “Compliance with Section 16 (a) of the Exchange Act,” and “Code of Ethics” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014, are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014, are incorporated herein by reference.

Page -82-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Beneficial Ownership” and “Item 1 – Election of Directors”, set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014, are incorporated herein by reference.

Set forth below is certain information as of December 31, 2013, regarding the Company’s equity compensation plans that have been approved by stockholders.

Equity Compensation Plan approved by Stockholders	Number of securities to be Issued upon Exercise of outstanding options and awards	Weighted Average Exercise Price with respect to Outstanding Stock Options	Number of Securities Remaining Available for Issuance under the Plan

1996 Equity Incentive Plan	6,966	$27.12	—

2006 Equity Incentive Plan	186,602	$25.25	—

2012 Equity Incentive Plan	80,186	—	740,125

Total	273,754	$25.54	740,125

Item 13. Certain Relationships and Related Transactions, and Director Independence

“Certain Relationships and Related Transactions”, and “Director Nominations” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

“Item 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm” “Fees Paid to Crowe Horwath,” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services of Independent Registered Public Accounting Firm” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014, is incorporated herein by reference.

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

See Index of Exhibits on page 85.

Page -83-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 14, 2014	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

March 14, 2014	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President and Chief Financial
Officer

March 14, 2014	/s/ Lisa A. DiIorio
Lisa A. DiIorio
Vice President, Controller

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2014	/s/ Marcia Z. Hefter	,Director
Marcia Z. Hefter

March 14, 2014	/s/ Dennis A. Suskind	,Director
Dennis A. Suskind

March 14, 2014	/s/ Kevin M. O’Connor	,Director
Kevin M. O’Connor

March 14, 2014	/s/ Emanuel Arturi	,Director
Emanuel Arturi

March 14, 2014	/s/ Antonia M. Donohue	,Director
Antonia M. Donohue

March 14, 2014	/s/ Charles I. Massoud	,Director
Charles I. Massoud

March 14, 2014	/s/ Albert E. McCoy Jr.	,Director
Albert E. McCoy Jr.

March 14, 2014	/s/ Howard H. Nolan	,Director
Howard H. Nolan

March 14, 2014	/s/ Rudolph J. Santoro	,Director
Rudolph J. Santoro

March 14, 2014	/s/ Thomas J. Tobin	,Director
Thomas J. Tobin

March 14, 2014	/s/ Raymond A. Nielsen	,Director
Raymond A. Nielsen

Page -84-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Registrant’s amended Form 10, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10, File No. 0-18546, filed August 13, 1999)	*

3.1(ii)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 0-18546, filed November 18, 2008)	*

3.2	Revised By-laws of the Registrant (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed December 17, 2007)	*

10.1	Amended and Restated Employment Contract - Thomas J. Tobin (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.2	Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed June 27, 2012)	*

10.3	Employment Contract – Kevin M. O’Connor (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.5	Equity Incentive Plan (incorporated by reference to Registrant’s Form S-8, File No. 0-18546, filed August 14, 2006)	*

10.6	Supplemental Executive Retirement Plan (Revised for 409A) (incorporated by reference to Registrant’s Form 10-K, File No. 0-18546, filed March 14, 2008)	*

10.7	Agreement and Plan of Merger by and between Bridge Bancorp, Inc., and FNBNY Bancorp, Inc. (incorporated by reference to Registrant’s Form 8-K, File No. 001-34096, filed September 30, 2013)	*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

101

The following financial statements from Bridge Bancorp, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2013, filed on March 14, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*              Denotes incorporated by reference.

Page -85-