Form 10-Q
period 2014-03-31
BRIDGE BANCORP INC
filed 2014-05-12
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 11,627,231 shares of common stock outstanding as of May 8, 2014.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$36,407	$39,997
Interest earning deposits with banks	7,764	5,576
Total cash and cash equivalents	44,171	45,573

Securities available for sale, at fair value	626,732	575,179
Securities held to maturity (fair value of $213,844 and $197,339, respectively)	216,043	201,328
Total securities	842,775	776,507

Securities, restricted	10,489	7,034

Loans held for investments	1,135,730	1,013,263
Allowance for loan losses	(16,369)	(16,001)
Loans, net	1,119,361	997,262

Premises and equipment, net	30,198	27,983
Accrued interest receivable	6,407	5,648
Goodwill	10,696	2,034
Core deposit intangible	2,063	190
Bank owned life insurance	10,104	10,035
Prepaid pension	8,605	8,586
Other real estate owned	—	2,242
Other assets	28,059	13,652
Total Assets	$2,112,928	$1,896,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$519,962	$582,938
Savings, NOW and money market deposits	987,484	855,246
Certificates of deposit of $100,000 or more	101,337	64,445
Other time deposits	66,103	36,450
Total deposits	1,674,886	1,539,079

Federal Funds Purchased	66,000	64,000
Federal Home Loan Bank advances	152,217	98,000
Repurchase agreements	11,562	11,370
Junior subordinated debentures	16,002	16,002
Other liabilities and accrued expenses	25,406	8,835
Total Liabilities	1,946,073	1,737,286

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 11,623,737 and 11,317,367 shares issued, respectively; 11,622,080 and 11,307,607 shares outstanding, respectively	116	113
Surplus	117,461	111,377
Retained earnings	59,240	61,441
Less: Treasury Stock at cost, 1,657 and 9,760 shares, respectively	(42)	(235)
	176,775	172,696
Accumulated other comprehensive loss, net of income tax	(9,920)	(13,236)
Total Stockholders’ Equity	166,855	159,460
Total Liabilities and Stockholders’ Equity	$2,112,928	$1,896,746

See accompanying condensed notes to the Unaudited Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of  Income (unaudited)

(In thousands, except per share amounts)

	For the
	Three Months Ended
	March 31,
	2014	2013
Interest income:
Loans (including fee income)	$13,314	$10,668
Mortgage-backed securities, CMOs and other asset-backed securities	2,291	1,443
U.S. GSE securities	807	791
State and municipal obligations	701	680
Corporate Bonds	154	101
Deposits with banks	8	5
Other interest and dividend income	83	43
Total interest income	17,358	13,731

Interest expense:
Savings, NOW and money market deposits	837	884
Certificates of deposit of $100,000 or more	175	329
Other time deposits	95	85
Federal funds purchased and repurchase agreements	129	124
Federal Home Loan Bank advances	245	40
Junior subordinated debentures	341	341
Total interest expense	1,822	1,803

Net interest income	15,536	11,928
Provision for loan losses	700	550
Net interest income after provision for loan losses	14,836	11,378

Non interest income:
Service charges on deposit accounts	799	801
Fees for other customer services	566	653
Net securities (losses) gains	(1,112)	338
Title fee income	322	286
Other operating income	227	26
Total non-interest income	802	2,104

Non-interest expense:
Salaries and employee benefits	6,206	5,394
Occupancy and equipment	1,615	1,191
Technology and communications	717	542
Marketing and advertising	421	348
Professional services	356	309
FDIC assessments	288	216
Acquisition costs and branch restructuring	4,434	—
Amortization of core deposit intangible	58	16
Other operating expenses	918	892
Total non-interest expense	15,013	8,908

Income before income taxes	625	4,574
Income tax expense	219	1,461
Net income	$406	$3,113
Basic earnings per share	$0.04	$0.35
Diluted earnings per share	$0.04	$0.35

See accompanying condensed notes to the Unaudited Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the
	Three Months Ended
	March 31,
	2014	2013
Net Income	$406	$3,113
Other comprehensive income (loss):
Change in unrealized net gains (losses) on securities available for sale, net of reclassification and deferred income taxes	3,411	(607)
Adjustment to pension liability, net of deferred income taxes	(4)	39
Unrealized (losses) gains on cash flow hedge, net of deferred income taxes	(91)	17
Total other comprehensive income (loss)	3,316	(551)
Comprehensive income	$3,722	$2,562

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	$113	$111,377	$61,441	$(235)	$(13,236)	$159,460
Net income			406			406
Shares issued under the dividend reinvestment plan (“DRP”)		151				151
Shares issued in the acquisition of FNBNY Bancorp, net of offering costs (240,598 shares)	2	5,946				5,948
Stock awards granted and distributed	1	(332)		331		—
Vesting of stock awards				(147)		(147)
Exercise of stock options		(2)		9		7
Tax effect of stock plans		30				30
Share based compensation expense		291				291
Cash dividend declared, $0.23 per share			(2,607)			(2,607)
Other comprehensive income, net of deferred income taxes					3,316	3,316
Balance at March 31, 2014	$116	$117,461	$59,240	$(42)	$(9,920)	$166,855

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	$89	$64,208	$55,102	$(309)	$(418)	$118,672
Net income			3,113			3,113
Stock awards granted and distributed	1	(411)		410		—
Vesting of stock awards				(149)		(149)
Tax effect of stock plans		(9)				(9)
Share based compensation expense		338				338
Other comprehensive loss, net of deferred income taxes					(551)	(551)
Balance at March 31, 2013	$90	$64,126	$58,215	$(48)	$(969)	$121,414

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the
	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net Income	$406	$3,113
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	550
Depreciation and amortization	581	417
Net amortization on securities	885	1,512
Increase in cash surrender value of bank owned life insurance	(69)	—
Amortization of core deposit intangible	58	16
Share based compensation expense	291	338
Net securities losses (gains)	1,112	(338)
Increase in accrued interest receivable	(759)	(131)
Increase in other assets	(3,929)	(1,268)
Increase (decrease) in accrued expenses and other liabilities	1,686	(202)
Net cash provided by operating activities	962	4,007

Cash flows from investing activities:
Purchases of securities available for sale	(148,637)	(26,033)
Purchases of securities, restricted	(80,235)	(59)
Purchases of securities held to maturity	(17,962)	—
Proceeds from sales of securities available for sale	198,763	46,553
Redemption of securities, restricted	79,380	—
Maturities, calls and principal payments of securities available for sale	15,712	51,395
Maturities, calls and principal payments of securities held to maturity	3,011	13,932
Net increase in loans	(35,409)	(63,715)
Proceeds from sales of other real estate owned, net	2,242	—
Purchase of premises and equipment	(1,008)	(1,570)
Net cash acquired in business combination	2,926	—
Net cash provided by investing activities	18,783	20,503

Cash flows from financing activities:
Net decrease in deposits	(34,066)	(35,121)
Net increase (decrease) in federal funds purchased	2,000	(15,500)
Net increase in FHLB advances	14,935	—
Repayment of acquired unsecured debt	(1,450)	—
Net increase in repurchase agreements	192	431
Net proceeds from issuance of common stock	151	—
Net proceeds from exercise of stock options	7	—
Repurchase of surrendered stock from vesting of restricted stock awards	(147)	(149)
Excess tax benefit (expense) from share based compensation	30	(9)
Cash dividends paid	(2,607)	—
Other, net	(192)	—
Net cash used in financing activities	(21,147)	(50,348)

Net decrease in cash and cash equivalents	(1,402)	(25,838)
Cash and cash equivalents at beginning of period	45,573	51,249
Cash and cash equivalents at end of period	$44,171	$25,411

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$1,712	$1,792
Income tax	$883	$190

Noncash investing and financing activities:
Securities which settled in the subsequent period	$12,905	$—

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$206,981	$—
Fair value of liabilities assumed	$212,430	$—

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Bridge Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of New York. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”), and an investment services subsidiary, Bridge Financial Services LLC that was formed on March 26, 2014. In addition to the Bank, the Company has another subsidiary Bridge Statutory Capital Trust II which was formed in 2009. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The computation of EPS for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended,
	March 31,
(In thousands, except per share data)	2014	2013
Net Income	$406	$3,113
Less: Dividends paid on and earnings allocated to participating securities	—	(80)
Income attributable to common stock	$406	$3,033

Weighted average common shares outstanding, including participating securities	11,513	8,978
Less: weighted average participating securities	(263)	(231)
Weighted average common shares outstanding	11,250	8,747
Basic earnings per common share	$0.04	$0.35

Income attributable to common stock	$406	$3,033

Weighted average common shares outstanding	11,250	8,747
Weighted average common equivalent shares outstanding	1	—
Weighted average common and equivalent shares outstanding	11,251	8,747
Diluted earnings per common share	$0.04	$0.35

There were 5,131 and 49,362 options outstanding at March 31, 2014 and March 31, 2013, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at March 31, 2014, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

3. STOCK BASED COMPENSATION PLANS

The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this Plan under the FASB ASC No. 718 and 505. On May 4, 2012, the stockholders of the Company approved the Company’s 2012 Stock-Based Incentive Plan which supersedes the Bridge Bancorp, Inc. Equity Incentive Plan that was approved in 2006 (the “2006 Plan”). The plan provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company.

No new grants of stock options were awarded and no compensation expense was attributable to stock options for the three months ended March 31, 2014 and March 31, 2013 because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of options exercised during the first quarter of 2014 and 2013 was $1,000 and $0, respectively. The intrinsic value of options outstanding and exercisable at March 31, 2014 and March 31, 2013 was $55,000 and $0, respectively.

A summary of the status of the Company’s stock options as of and for the three months ended March 31, 2014 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, January 1, 2014	45,395	$25.54
Granted	—	—
Exercised	(1,274)	$24.00
Forfeited	(1,230)	$25.25
Expired	(561)	$24.00
Outstanding, March 31, 2014	42,330	$25.61	2.47 years	$55
Vested and Exercisable, March 31, 2014	42,330	$25.61	2.47 years	$55

	Number of	Exercise
Range of Exercise Prices	Options	Price
	37,199	$25.25
	3,000	$26.55
	2,131	$30.60
	42,330

During the three months ended March 31, 2014 restricted stock awards of 73,323 shares were granted. Of the 73,323 shares granted, 53,425 shares vest over seven years with a third vesting after years five, six and seven, 17,898 shares vest over five years with a third vesting after years three, four and five and the remaining 2,000 shares vest ratably over approximately two years. During the three months ended March 31, 2013 restricted stock awards of 72,940 shares were granted. Of the 72,940 shares granted, 51,175 shares vest over seven years with a third vesting after years five, six and seven, 12,652 shares vest over five years with a third vesting after years three, four and five and the remaining 9,113 shares vest ratably over approximately five years. Compensation expense attributable to restricted stock awards was $251,000 and $299,000 for the three months ended March 31, 2014 and 2013, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the three months ended March 31, 2014 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2014	197,599	$21.18
Granted	73,323	$25.44
Vested	(23,529)	$21.58
Forfeited	—	—
Unvested, March 31, 2014	247,393	$22.41

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $40,000 and $39,000 for the three months ended March 31, 2014 and 2013, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$133,504	$52	$(6,776)	$126,780
State and municipal obligations	66,401	515	(540)	66,376
U.S. GSE residential mortgage-backed securities	57,820	44	(443)	57,421
U.S. GSE residential collateralized mortgage obligations	271,898	239	(5,434)	266,703
U.S. GSE commercial mortgage-backed securities	3,061	—	(169)	2,892
U.S. GSE commercial collateralized mortgage obligations	32,760	166	(81)	32,845
Non Agency commercial mortgage-backed securities	817	—	(24)	793
Other Asset backed securities	57,715	45	(1,843)	55,917
Corporate Bonds	16,989	53	(37)	17,005
Total available for sale	640,965	1,114	(15,347)	626,732

Held to maturity:
U.S. GSE securities	11,261	—	(141)	11,120
State and municipal obligations	66,790	1,057	(22)	67,825
U.S. GSE residential mortgage-backed securities	7,599	—	(237)	7,362
U.S. GSE residential collateralized mortgage obligations	65,831	510	(2,922)	63,419
U.S. GSE commercial mortgage-backed securities	10,082	—	(208)	9,874
U.S. GSE commercial collateralized mortgage obligations	31,580	291	(637)	31,234
Corporate Bonds	22,900	136	(26)	23,010
Total held to maturity	216,043	1,994	(4,193)	213,844
Total securities	$857,008	$3,108	$(19,540)	$840,576

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$164,278	$15	$(11,536)	$152,757
State and municipal obligations	62,141	602	(1,087)	61,656
U.S. GSE residential mortgage-backed securities	14,609	36	(210)	14,435
U.S. GSE residential collateralized mortgage obligations	285,595	559	(6,963)	279,191
U.S. GSE commercial mortgage-backed securities	3,076	—	(242)	2,834
U.S. GSE commercial collateralized mortgage obligations	26,740	194	(24)	26,910
Non Agency commercial mortgage-backed securities	3,658	—	(80)	3,578
Other Asset backed securities	34,970	42	(1,194)	33,818
Total available for sale	595,067	1,448	(21,336)	575,179

Held to maturity:
U.S. GSE securities	11,254	—	(375)	10,879
State and municipal obligations	67,232	863	(179)	67,916
U.S. GSE residential mortgage-backed securities	8,001	—	(312)	7,689
U.S. GSE residential collateralized mortgage obligations	68,197	537	(3,655)	65,079
U.S. GSE commercial mortgage-backed securities	10,132	—	(356)	9,776
U.S. GSE commercial collateralized mortgage obligations	13,627	—	(706)	12,921
Corporate Bonds	22,885	203	(9)	23,079
Total held to maturity	201,328	1,603	(5,592)	197,339
Total securities	$796,395	$3,051	$(26,928)	$772,518

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at March 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$14,922	$15,013
One to five years	36,688	36,947
Five to ten years	151,739	146,035
Beyond ten years	437,616	428,737
Total	$640,965	$626,732

Held to maturity:
Within one year	$27,107	$27,163
One to five years	42,301	42,397
Five to ten years	34,537	34,873
Beyond ten years	112,098	109,411
Total	$216,043	$213,844

Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
March 31, 2014		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$94,284	$4,516	$29,326	$2,260
State and municipal obligations	21,355	521	982	19
U.S. GSE residential mortgage-backed securities	46,371	443	—	—
U.S. GSE residential collateralized mortgage obligations	185,751	4,281	29,695	1,153
U.S. GSE commercial mortgage-backed securities	2,892	169	—	—
U.S. GSE commercial collateralized mortgage obligations	18,793	81	—	—
Non Agency commercial mortgage-backed securities	793	24	—	—
Other Asset backed securities	51,190	1,843	—	—
Corporate Bonds	4,084	37	—	—
Total available for sale	425,513	11,915	60,003	3,432

Held to maturity:
U.S. GSE securities	11,121	141	—	—
State and municipal obligations	10,403	21	205	1
U.S. GSE residential mortgage-backed securities	7,362	237	—	—
U.S. GSE residential collateralized mortgage obligations	27,190	1,721	17,779	1,201
U.S. GSE commercial mortgage-backed securities	9,874	208	—	—
U.S. GSE commercial collateralized mortgage obligations	20,787	637	—	—
Corporate Bonds	8,976	24	998	2
Total held to maturity	$95,713	$2,989	$18,982	$1,204

	Less than 12 months		Greater than 12 months
December 31, 2013		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$128,468	$8,915	$23,966	$2,621
State and municipal obligations	23,765	1,046	966	41
U.S. GSE residential mortgage-backed securities	10,410	210	—	—
U.S. GSE residential collateralized mortgage obligations	218,415	6,476	12,757	487
U.S. GSE commercial mortgage-backed securities	2,834	242	—	—
U.S. GSE commercial collateralized mortgage obligations	4,912	24	—	—
Non Agency commercial mortgage-backed securities	3,578	80	—	—
Other Asset backed securities	21,144	1,103	2,906	91
Total available for sale	413,526	18,096	40,595	3,240

Held to maturity:
U.S. GSE securities	10,879	375	—	—
State and municipal obligations	24,079	178	385	1
U.S. GSE residential mortgage-backed securities	7,689	312	—	—
U.S. GSE residential collateralized mortgage obligations	29,570	2,169	17,752	1,486
U.S. GSE commercial mortgage-backed securities	9,776	356	—	—
U.S. GSE commercial collateralized mortgage obligations	12,921	706	—	—
Corporate Bonds	1,993	7	999	2
Total held to maturity	$96,907	$4,103	$19,136	$1,489

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

At March 31, 2014, the majority of unrealized losses on both the available for sale and held to maturity securities are related to the Company’s U.S. GSE securities and U.S. GSE residential collateralized mortgage obligations.  The decrease in fair value of the U.S. GSE securities and U.S. GSE residential collateralized mortgage obligations is attributable to changes in interest rates and not credit quality.  The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Proceeds from sales of securities available for sale were $198.8 million and $46.6 million for the three months ended March 31, 2014 and 2013, respectively. Net losses of $1.1 million and net gains of $0.3 million were realized on these sales during the three months ended March 31, 2014 and 2013, respectively. Proceeds from calls of securities were $0.3 million and $31.7 million for the three months ended March 31, 2014 and 2013, respectively.

Securities having a fair value of approximately $408.5 million and $397.5 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the three months ended March 31, 2014 or the year ended December 31, 2013.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $10.5 million and $7.0 million in FHLB, ACBB and FRB stock at March 31, 2014 and December 31, 2013.  These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		March 31, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$126,780		$126,780
State and municipal obligations	66,376		66,376
U.S. GSE residential mortgage-backed securities	57,421		57,421
U.S. GSE residential collateralized mortgage obligations	266,703		266,703
U.S. GSE commercial mortgage-backed securities	2,892		2,892
U.S. GSE commercial collateralized mortgage obligations	32,845		32,845
Non Agency commercial mortgage-backed securities	793		793
Other Asset backed securities	55,917		55,917
Corporate Bonds	17,005		17,005
Total available for sale	$626,732		$626,732

Financial Liabilities:
Derivatives	$(314)		$(314)

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$152,757		$152,757
State and municipal obligations	61,656		61,656
U.S. GSE residential mortgage-backed securities	14,435		14,435
U.S. GSE residential collateralized mortgage obligations	279,191		279,191
U.S. GSE commercial mortgage-backed securities	2,834		2,834
U.S. GSE commercial collateralized mortgage obligations	26,910		26,910
Non Agency commercial mortgage-backed securities	3,578		3,578
Other Asset backed securities	33,818		33,818
Total available for sale	$575,179		$575,179

Financial Liabilities:
Derivatives	$(164)		$(164)

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
March 31, 2014 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$846			$846

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,329			$1,329
Other real estate owned	2,242			2,242

Impaired loans with allocated allowance for loan losses at March 31, 2014, had a carrying amount of $0.8 million, which is made up of the outstanding balance of $1.1 million, net of a valuation allowance of $0.3 million. No additional provision for loan losses was necessary for the three months ended March 31, 2014. Impaired loans with allocated allowance for loan losses at December 31, 2013, had a carrying amount of $1.3 million, which is made up of the outstanding balance of $1.5 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million at December 31, 2013.

Other real estate owned at March 31, 2014 and December 31, 2013 had a carrying amount of $0 and $2.2 million, respectively, and no valuation allowance recorded.  Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of March 31, 2014 and December 31, 2013.

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

The estimated fair values and recorded carrying amounts of the Bank’s financial instruments at March 31, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at
		March 31, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$36,407	$36,407	$—	$—	$36,407
Interest bearing deposits with banks	7,764	—	7,764	—	7,764
Securities available for sale	626,732	—	626,732	—	626,732
Securities restricted	10,489	n/a	n/a	n/a	n/a
Securities held to maturity	216,043	—	213,844	—	213,844
Loans, net	1,119,361	—	—	1,125,030	1,125,030
Accrued interest receivable	6,407	—	2,981	3,426	6,407

Financial liabilities:
Certificates of deposit	167,440	—	168,746	—	168,746
Demand and other deposits	1,507,446	1,507,446	—	—	1,507,446
Federal funds purchased	66,000	66,000			66,000
Federal Home Loan Bank overnight borrowings	78,000	77,992			77,992
Federal Home Loan Bank term advances	74,217	—	74,520	—	74,520
Repurchase agreements	11,562	—	12,030	—	12,030
Junior Subordinated Debentures	16,002	—	—	15,597	15,597
Derivatives	314	—	314	—	314
Accrued interest payable	335	75	260	—	335

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$39,997	$39,997	$—	$—	$39,997
Interest bearing deposits with banks	5,576	—	5,576	—	5,576
Securities available for sale	575,179	—	575,179	—	575,179
Securities restricted	7,034	n/a	n/a	n/a	n/a
Securities held to maturity	201,328	—	197,338	—	197,338
Loans, net	997,262	—	—	1,002,314	1,002,314
Accrued interest receivable	5,648	—	2,747	2,901	5,648

Financial liabilities:
Certificates of deposit	100,895	—	101,509	—	101,509
Demand and other deposits	1,438,184	1,438,184	—	—	1,438,184
Federal funds purchased	64,000	64,000		—	64,000
Federal Home Loan Bank overnight borrowings	58,000	57,994	—	—	57,994
Federal Home Loan Bank term advances	40,000	—	40,060	—	40,060
Repurchase agreements	11,370	—	11,803	—	11,803
Junior Subordinated Debentures	16,002	—	—	15,215	15,215
Derivatives	164	—	164	—	164
Accrued interest payable	225	76	149	—	225

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	March 31, 2014	December 31, 2013
Commercial real estate mortgage loans	$521,758	$484,900
Multi-family mortgage loans	144,297	107,488
Residential real estate mortgage loans	164,596	153,417
Commercial, financial, and agricultural loans	248,004	209,452
Real estate-construction and land loans	44,634	46,981
Installment/consumer loans	10,702	9,287
Total loans	1,133,991	1,011,525
Net deferred loan costs and fees	1,739	1,738
	1,135,730	1,013,263
Allowance for loan losses	(16,369)	(16,001)
Net loans	$1,119,361	$997,262

On February 14, 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of  $87.4 million of acquired loans recorded at their fair value.  There were approximately $83 million of acquired FNBNY loans remaining as of March 31, 2014.

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

The following table represents loans by class categorized by internally assigned risk grades as of March 31, 2014 and December 31, 2013:

	Grades:
March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$189,319	$11,444	$8,787	$—	$209,550
Non-owner occupied	302,759	5,537	3,912	—	312,208
Multi-Family	138,310	2,674	3,313	—	144,297
Residential real estate:
Residential mortgage	92,900	259	2,504		95,663
Home equity	65,965	1,081	1,887		68,933
Commercial:
Secured	81,683	2,958	2,172	—	86,813
Unsecured	155,903	4,286	1,002	—	161,191
Real estate construction and land loans	44,264	—	370	—	44,634
Installment/consumer loans	10,459	144	99	—	10,702
Total loans	$1,081,562	$28,383	$24,046	$—	$1,133,991

At March 31, 2014 there were $2.7 million and $4.9 million, respectively, of acquired FNBNY loans included in the special mention and substandard grades.

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

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans, as defined by ASC 310-10:

Aging Analysis of Past Due Loans

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$195	$585	$1,662	$2,442	$207,108	$209,550
Non-owner occupied	93	192	370	—	655	311,553	312,208
Multi-Family	983	—	488	—	1,471	142,826	144,297
Residential real estate:
Residential mortgages	—	—	—	1,279	1,279	94,384	95,663
Home equity	337	50	155	797	1,339	67,594	68,933
Commercial:
Secured	—	—	—	47	47	86,766	86,813
Unsecured	712	30	—	5	747	160,444	161,191
Real estate construction and land loans	—	—	—	—	—	44,634	44,634
Installment/consumer loans	54	1	—	6	61	10,641	10,702
Total loans	$2,179	$468	$1,598	$3,796	$8,041	$1,125,950	$1,133,991

At March 31, 2014 there were $1.6 million of FNBNY acquired loans 30-59 days past due.  All loans 90 days or more past due that are still accruing interest represent loans that were acquired from FNBNY and Hamptons State Bank and were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expect to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

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

Impaired Loans

As of March 31, 2014 and December 31, 2013, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.5 million and $8.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

For individually impaired loans, the following tables set forth by class of loans at March 31, 2014 and December 31, 2013 the recorded investment, unpaid principal balance and related allowance.  The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2014 and 2013:

	March 31, 2014			Three Months Ended March 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,285	$4,670	$—	$4,301	$29
Non-owner occupied	916	916	—	916	15
Residential real estate:
Residential mortgages	1,127	1,882	—	1,128	—
Home equity	593	950	—	593	—
Commercial:
Secured	345	345	—	348	6
Unsecured	169	169	—	172	3
Real estate construction and land loans	—	—	—	—	—
Installment/consumer loans	—	—	—	—	—
Total with no related allowance recorded	7,435	8,932	—	7,458	53

With an allowance recorded:
Commercial real estate - Owner occupied	720	720	95	720	—
Residential real estate - Residential mortgage	152	156	44	152	—
Residential real estate - Home equity	204	216	91	204	—
Total with an allowance recorded:	1,076	1,092	230	1,076	—

Total:
Commercial real estate:
Owner occupied	5,005	5,390	95	5,021	29
Non-owner occupied	916	916	—	916	15
Residential real estate:
Residential mortgages	1,279	2,038	44	1,280	—
Home equity	797	1,166	91	797	—
Commercial:
Secured	345	345	—	348	6
Unsecured	169	169	—	172	3
Real estate construction and land loans	—	—	—	—	—
Installment/consumer loans	—	—	—	—	—
Total	$8,511	$10,024	$230	$8,534	$53

				Three Months Ended
	December 31, 2013			March 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,696	$3,805	$—	$3,846	$29
Non-owner occupied	917	917	—	916	15
Residential real estate:
First lien	1,463	2,213	—	1,641	6
Home equity	689	1,046	—	891	—
Commercial:
Secured	352	352	—	477	7
Unsecured	174	—	—	65	1
Total with no related allowance recorded	7,291	8,333	—	7,836	58

With an allowance recorded:
Commercial real estate - Owner occupied	720	720	94	—	—
Commercial real estate - Non-owner occupied	617	617	22	207	3
Residential real estate - First lien	152	156	42	—	—
Residential real estate - Home equity	78	89	80	84	—
Commercial - Unsecured	—	—	—	358	—
Total with an allowance recorded:	1,567	1,582	238	649	3

Total:
Commercial real estate:
Owner occupied	4,416	4,525	94	3,846	29
Non-owner occupied	1,534	1,534	22	1,123	18
Residential real estate:
First lien	1,615	2,369	42	1,641	6
Home equity	767	1,135	80	975	—
Commercial:
Secured	352	352	—	477	7
Unsecured	174	—	—	423	1
Total	$8,858	$9,915	$238	$8,485	$61

The Bank had no other real estate owned at March 31, 2014 and $2.2 million at December 31, 2013, respectively.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
(In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Non-owner occupied	—	$—	$—	1	$620	$620
Commercial:
Unsecured	—	—	—	1	33	33
Total loans	—	$—	$—	2	$653	$653

There were no TDRs or charge offs relating to TDRs during the quarter ending March 31, 2014. There were no loans modified as TDRs for which there was a payment default within twelve months following the modification for the three months ended March 31, 2013 and 2014.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of March 31, 2014 and December 31, 2013, the Company had $1.7 million and $2.0 million, respectively of nonaccrual TDR loans and $4.8 million and $5.1 million, respectively of performing TDRs. At March 31, 2014 and December 31, 2013, total nonacrrual TDR loans are secured with collateral that has an appraised value of $2.3 million and $2.3 million, respectively.

The terms of certain other loans were modified during the quarter ending March 31, 2014 that did not meet the definition of a TDR. These loans have a total recorded investment as of March 31, 2014 of $0.004 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

Acquired Loans

Loans acquired in a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

In determining the acquisition date fair value of purchased loans, acquired loans are aggregated into pools of loans with common characteristics.  Each loan is reviewed at acquisition to determine if it should be accounted for as a loan that has experienced credit deterioration and it is probable that at acquisition, the Company will not be able to collect all the contractual principle and interest due from the borrower. All loans with evidence of deterioration in credit quality are considered purchased credit impaired (“PCI”) loans unless the loan type is specifically excluded from the scope of ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” such as loans with active revolver features or because management has minimal doubt in the collection of the loan. This policy is based on the following general themes;

1.     The loans were acquired in a business combination;

2.     The acquisition of the loans will result in recognition of a discount attributable, at least in part, to credit quality; and

3.     The loans are not subsequently accounted for at fair value

The Bank makes an estimate of the loans’ contractual principal and contractual interest payments as well as the total cash flows it expects to collect from the pools of loans, which includes undiscounted expected principal and interest. The excess of contractual amounts over the total cash flows expected to be collected from the loans is referred to as non-accretable difference, which is not accreted into income. The excess of the expected undiscounted cash flows over the fair value of the loans is referred to as accretable discount. Accretable discount is recognized as interest income on a level-yield basis over the life of the loans. Management has not included prepayment assumptions in its modeling of contractual or expected cash flows. The Bank continues to estimate cash flows expected to be collected over the life of the loans. Subsequent increases in total cash flows expected to be collected are recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the loans. Subsequent decreases in cash flows expected to be collected over the life of the loans are recognized as impairment in the current period through allowance for loan losses.

A PCI loan may be resolved either through a sale of the loan, by working with the customer and obtaining partial or full repayment, by short sale of the collateral, or by foreclosure. When a loan accounted for in a pool is resolved, it is removed from the pool at its carrying amount. Any differences between the amounts received and the outstanding balance are absorbed by the non-accretable difference of the pool.  For loans not accounted for in pools, a gain or loss on resolution would be recognized based on the difference between the proceeds received and the carrying amount of the loan.

Payments received earlier than expected or in excess of expected cash flows from sales or other resolutions may result in the carrying value of a pool being reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds, which may include cash or real estate acquired in foreclosure, from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt.

At the acquisition date, the purchased credit impaired loans had contractually required principal and interest payments receivable of $44.6 million; expected cash flows of $30.0 million; and a fair value (initial carrying amount) of $22.8 million.  The difference between the contractually required principal and interest payments receivable and the expected cash flows ($14.6 million) represented the non-accretable difference.  The difference between the expected cash flows and fair value ($7.2) million represented the initial accretable yield.  At March 31, 2014, the outstanding principal balance and carrying amount of the purchased credit impaired loans was $22.5 million with a remaining non-accretable difference of $14.6 million.

The following table summarizes the activity in the accretable yield for the purchased credit impaired loans for the three months ended March 31, 2014:

Three Months Ended
(In thousands)	March 31, 2014
Balance at beginning of period	$—
Accretable discount arising from acquisition of PCI loans	7,154
Accretion	(288)
Reclassification from (to) non-accretable difference during the period	—
Other changes in expected cash flows	—
Accretable discount at end of period	$6,866

7. ALLOWANCE FOR LOAN LOSSES

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

For purchased credit impaired loans, a valuation allowance is established when it is probable that the Bank will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition. A specific allowance is established when subsequent evaluations of expected cash flows from purchased credit impaired loans reflect a decrease in those estimates.

The Bank uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a key role in recording the allowance estimates. Additions to the allowance for loan losses are made by provisions charged to earnings. Furthermore, an improvement in the expected cash flows related to purchased credit impaired loans would result in a reduction of the required specific allowance with a corresponding credit to the provision.

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at March 31, 2014, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of March 31, 2014 and December 31, 2013. Additionally, the following tables represent the changes in the allowance for loan losses for the three month period ended March 31, 2014 and 2013, and the twelve month period ended December 31, 2013, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

	For the Three Months Ended March 31, 2014
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total

Allowance for Loan Losses:
Beginning balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001
Charge-offs	(267)	—	—	(85)	—	—	(352)
Recoveries	—	—	10	9	—	1	20
Provision	609	(3)	(119)	340	(103)	(24)	700
Ending Balance	$6,621	$1,594	$2,603	$4,270	$1,103	$178	$16,369

Ending balance: individually evaluated for impairment	$95	$—	$135	$—	$—	$—	$230

Ending balance: collectively evaluated for impairment	$6,526	$1,594	$2,468	$4,270	$1,103	$178	$16,139

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$521,758	$144,297	$164,596	$248,004	$44,634	$10,702	$1,133,991

Ending balance: individually evaluated for impairment	$5,921	$—	$2,076	$514	$—	$—	$8,511

Ending balance: collectively evaluated for impairment	$494,618	$144,297	$161,651	$245,857	$44,634	$10,702	$1,101,759

Ending balance: loans acquired with deteriorated credit quality(1)	$21,219	$—	$869	$1,633	$—	$—	$23,721

(1) Includes loans acquired on February 14, 2014 from FNBNY.

	For the Year Ended December 31, 2013
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total

Allowance for Loan Losses:
Beginning balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439
Charge-offs	—	—	(420)	(420)	(23)	(53)	(916)
Recoveries	—	—	34	87	2	5	128
Provision	1,834	358	295	(10)	(148)	21	2,350
Ending Balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001

Ending balance: individually evaluated for impairment	$116	$—	$122	$—	$—	$—	$238

Ending balance: collectively evaluated for impairment	$6,163	$1,597	$2,590	$4,006	$1,206	$201	$15,763

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$484,900	$107,488	$153,417	$209,452	$46,981	$9,287	$1,011,525

Ending balance: individually evaluated for impairment	$5,950	$—	$2,382	$526	$—	$—	$8,858

Ending balance: collectively evaluated for impairment	$478,129	$107,488	$151,035	$208,677	$46,641	$9,287	$1,001,257

Ending balance: loans acquired with deteriorated credit quality	$821	$—	$—	$249	$340	$—	$1,410

	For the Three Months Ended March 31, 2013
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial , Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment / Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439
Charge-offs	—	—	(101)	—	(22)	—	(123)
Recoveries	—	—	2	55	—	1	58
Provision	198	197	(31)	(17)	245	(42)	550
Ending Balance	$4,643	$1,436	$2,673	$4,387	$1,598	$187	$14,924

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

There were no contributions to the pension plan or the SERP during the three months ended March 31, 2014. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $28,000 during the three months ended March 31, 2014.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended March 31,
	Pension Benefits		SERP Benefits
(In thousands)	2014	2013	2014	2013
Service cost	$224	$230	$33	$36
Interest cost	158	139	22	19
Expected return on plan assets	(402)	(341)	—	—
Amortization of net loss	7	72	—	4
Amortization of unrecognized prior service cost	(20)	(19)	—	—
Amortization of unrecognized transition obligation	—	—	7	7
Net periodic benefit cost	$(33)	$81	$62	$66

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At March 31, 2014, March 31, 2013 and December 31, 2013, securities sold under agreements to repurchase totaled $11.6 million, $12.8 million, and $11.4 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $16.6 million, $15.9 million and $17.5 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.6 million maturing during the second quarter of 2014, and $10.0 million maturing during the first quarter of 2015.  At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the three months ended		For the year ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	December 31, 2013
Average daily balance	$11.704	$12,817	$11,770
Average interest rate	3.19%	2.91%	3.17%
Maximum month-end balance	$12,045	$12,903	$12,903
Weighted average interest rate	3.14%	2.87%	3.13%

10. FEDERAL HOME LOAN BANK ADVANCES

The following table sets forth the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter at March 31, 2014 and December 31, 2013:

	March 31, 2014
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$78,000	0.36%

2014	44,527	0.38%
2015	1,532	0.09%
2016	11,783	0.68%
2017	—	—
2018	16,375	0.98%
	74,217	0.55%
	$152,217	0.45%

	December 31, 2013
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$58,000	0.40%

2014	40,000	0.46%
	40,000	0.46%
	$98,000	0.42%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $347.5 million and $336.6 million of residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2014 and December 31, 2013, respectively.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $633.9 million at March 31, 2014.

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

The following table presents summary information about the interest rate swap designated as a cash flow hedge as of March 31, 2014 and 2013 and December 31, 2013:

	For the three months ended		For the year ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	December 31, 2013
Notional amount	$50,000	$15,000	$50,000
Weighted average pay rates	1.39%	0.99%	1.39%
Weighted average receive rates	0.24%	0.28%	0.24%
Weighted average maturity	4.31 years	4.24 years	4.56 years
Unrealized (losses)	$(314)	$(148)	$(164)

Interest expense recorded on this swap transaction totaled $115,000 and $25,000 for the three months ended March 31, 2014 and 2013, respectively, and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses) recorded, net of tax, in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2014 and 2013:

2014
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	Non-interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(190)	$—	$—

2013
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	Non-interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(89)	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheets:

	March 31, 2014		December 31, 2013
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Included in other assets (liabilities):
Interest rate swaps related to FHLB Advances	$40,000	$(158)	$40,000	$(122)
Forward starting interest rate swap related to repurchase agreements	10,000	(156)	10,000	(42)

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Unrealized holding gains (losses) on available for sale securities	$4,543	$(669)
Reclassification adjustment for losses (gains) realized in income	1,112	(338)
Income tax effect	(2,244)	400
Net change in unrealized gains (losses) on available for sale securities	3,411	(607)

Change in post-retirement obligation	(7)	64
Income tax effect	3	(25)
Net change in post-retirement obligation	(4)	39

Change in fair value of derivatives used for cash flow hedges	(150)	28
Reclassification adjustment for gains realized in income	—	—
Income tax effect	59	(11)
Net change in unrealized (losses) gains on cash flow hedge	(91)	17

Total	$3,316	$(551)

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of		Balance as of
	December 31,	Current Period	March 31,
(In thousands)	2013	Change	2014
Unrealized (losses) on available for sale securities	$(11,994)	$3,411	$(8,583)
Unrealized losses on pension benefits	(1,143)	(4)	(1,147)
Unrealized losses on cash flow hedges	(99)	(91)	(190)
Total	$(13,236)	$3,316	$(9,920)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

			Affected Line Item
	Three Months Ended		in the Consolidated
(In thousands)	March 31, 2014	March 31, 2013	Statements of Income
Unrealized gains (losses) on available for sale securities:
Realized (losses) gains on sale of available for sale securities	$(1,112)	$338	Net securities gains (losses)
Income tax benefit (expense)	441	(134)	Income tax expense
Net of income tax	(671)	204

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit (cost)	$20	$19	Salaries and employee benefits
Transition obligation	(7)	(7)	Salaries and employee benefits
Actuarial losses	(7)	(76)	Salaries and employee benefits
	6	(64)
Income tax (expense) benefit	(2)	25	Income tax expense
Net of income tax	4	(39)

Total reclassifications, net of income tax	$(667)	$165

14.  BUSINESS COMBINATIONS

On September 30, 2013, the Company announced a definitive agreement under which the Bank would acquire the First National Bank of New York (“FNBNY”).  The FNBNY transaction closed on February 14, 2014 resulting in the addition of total acquired assets on a fair value basis of $209.9 million, with loans of $87.4 million, investment securities of $103.2 million and deposits of $169.9 million.  The transaction expanded our geographic footprint into Nassau County, complements our existing branch network and enhances our asset generation capabilities. The expanded branch network allows us to serve a greater portion of the Long Island and metropolitan marketplace through a network of 26 branches.

Under the terms of the Agreement, the Company acquired FNBNY at a purchase price of $6.1 million and issued an aggregate of 240,598 Bridge Bancorp shares in exchange for all the issued and outstanding stock of FNBNY and recorded goodwill of $8.7 million which is not deductible for tax purposes.  The purchase price is subject to certain post-closing adjustments equal to 60 percent of the net recoveries of principal on $6.3 million of certain identified problem loans over a two-year period after the acquisition.  Based on current assumptions, the Company has not recorded an estimated liability as of the acquisition date and March 31, 2014 associated with these post-closing adjustments.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  The operating results of the Company for the three month period ended March 31, 2014 include the operating results of FNBNY since the acquisition date of February 14, 2014.

The following summarizes the preliminary fair value of the assets acquired and liabilities assumed on February 14, 2014:

February 14,
(In thousands)	2014

Cash and due from banks	$1,883
Interest earning deposits with banks	1,044
Securities	103,192
Loans	87,390
Premises and equipment	1,787
Core deposit intangible	1,930
Other assets	12,682
Total Assets Acquired	$209,908

Deposits	$169,873
Federal Home Loan Bank term advances	39,282
Unsecured debt	1,450
Other liabilities and accrued expenses	1,825
Total Liabilities Assumed	$212,430

Net Assets (Liabilities) Acquired	(2,522)
Consideration Paid	6,140
Goodwill Recorded on Acquisition	$8,662

Considering the closing date of the transaction, the above fair values are preliminary and subject to adjustment as the Company finalizes fair value assessments. In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment.

15.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables — Trouble Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate collateralized consumer Mortgage Loans upon Foreclosure.”  ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments in this ASU require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans.  ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of ASU 2014-04 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, our ability to integrate the branches and operations we acquire, and the associated internal controls and regulatory functions, into our current operations which could adversely affect operating results; and other factors discussed in our Annual Report on Form 10-K for the year ending December 31, 2013 and elsewhere in this report. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Principal Products and Services and Locations of Operations

The Bank operates twenty six branches in the primary market areas of Suffolk and Southern Nassau Counties, Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For a century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgage loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA and FHLMC and non agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (7) New York State and local municipal obligations; and (8) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing multi-millions of FDIC insurance on CD deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Financial Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Significant Events

On September 30, 2013, the Company announced a definitive agreement under which the Bank would acquire the First National Bank of New York (“FNBNY”).  The FNBNY transaction closed on February 14, 2014, resulting in the addition of total acquired assets on a fair value basis of $209.9 million, with loans of $87.4 million, investment securities of $103.2 million and deposits of $169.9 million.  The transaction expanded our geographic footprint into Nassau County, complements our existing branch network and enhances our asset generation capabilities. The expanded branch network allows us to serve a greater portion of the Long Island and metropolitan marketplace through a network of 26 branches.

Under the terms of the Agreement, the Company acquired FNBNY at a purchase price of $6.1 million and issued an aggregate of 240,598 Bridge Bancorp shares in exchange for all the issued and outstanding stock of FNBNY and recorded goodwill of $8.7 million which is not deductible for tax purposes.  The purchase price is subject to certain post-closing adjustments equal to 60 percent of the net recoveries of principal on $6.3 million of certain identified problem loans over a two-year period after the acquisition.

Quarterly Highlights

•

Net income of $0.4 million and $0.4 per diluted share, including (i) $2.9 million in acquisition costs, net of tax, associated with the FNBNY acquisition and branch restructuring charges related to a branch relocation and; (ii) $0.7 million of losses, net of tax, on the sales of securities resulting from repositioning of the securities portfolio to mitigate interest rate risk as compared to net income of $3.1 million and $0.35 per diluted share for the first quarter of 2013.

•	Net interest income increased to $15.5 million for the first quarter of 2014 compared to $11.9 million in 2013.

•	Net interest margin was 3.46% for the first quarter of 2014 compared to 3.29% for the 2013 period.

•

Loans held for investment at March 31, 2014 of $1.14 billion increased $122.5 million or 12% over December 31, 2013 and increased $273.6 million or 32% over March 31, 2013. This increase included $87.4 million in loans recorded on a fair value basis resulting from the FNBNY acquisition.

•

Total assets of $2.11 billion at March 31, 2014, increased $216.2 million or 11% compared to December 31, 2013 and increased $536.3 million or 34% compared to March 31, 2013. Contributing to the change was the impact of the FNBNY acquisition which added total assets on a fair value basis of $209.9 million. Total asset growth, excluding the impact of the acquired assets of FNBNY was $326.4 million or 21% over March 31, 2013.

•

Deposits of $1.67 billion at March 31, 2014, increased $135.8 million or 8.8% over December 31, 2013 and increased $300.7 million or 22% compared to March 31, 2013 levels. The increase includes $169.9 million in deposits acquired from FNBNY.

•

Allowance for loan losses to total loans ratio, which was calculated excluding $83 million of FNBNY acquired loans, was 1.56% as of March 31, 2014 compared to 1.58% at December 31, 2013 and 1.73% at March 31, 2013.

•	Tier 1 Capital increased by $44.6 million or 33% to $180.8 million as of March 31, 2014, compared to March 31, 2013.

•	A cash dividend of $0.23 per share was declared in April 2014 for the first quarter.

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

Challenges and Opportunities

As noted earlier, on February 14, 2014, the Company acquired FNBNY. This acquisition increases the Company’s scale and continues the westward expansion into three new markets including Melville (Suffolk County), and two branches in Nassau County; Massapequa and Merrick. To support this acquisition and future growth, the Company completed a public offering on October 8, 2013, with $37.5 million in net proceeds. While these proceeds provided capital to support the acquisition, the additional common shares outstanding negatively impacted earnings per share during the first quarter of 2014 and fourth quarter of 2013, respectively, and will likely impact the second quarter of 2014 until the benefits of the acquisition can be affected. Management recognizes the challenges associated with an acquisition and will leverage the experience gained in the acquisition of Hamptons State Bank in 2011, with the integration of FNBNY.

The Bank continues to face challenges associated with a fragile economic recovery, ever increasing regulations, and the current volatile interest rate environment. During 2013 and continuing into 2014, speculation about the Federal Reserve’s Quantitative Easing or bond buying program caused longer term interest rates to rise dramatically. Over time, increases in rates should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of our available for sale securities declined, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the tenor of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long term benefits.

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

Corporate objectives for 2014 include: successful integration of the operations of FNBNY; leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow the franchise and continued investments to generate core funding, quality loans and new sources of revenue, remain keys to continue creating long term shareholder value. Management remains committed to branch based banking and during 2014, the Company expects to open two new branches, one in Bay Shore, New York, and one in Smithtown, New York.  During the first quarter we completed the acquisition of FNBNY and converted their core systems in mid-February 2014. This adds three branches in new markets; Melville, in Suffolk County and Massapequa and Merrick, our first two branches in Nassau County, along with a loan production office in Manhattan.  Additionally, the bank also opened a loan production office in Riverhead, New York. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

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

For purchased credit impaired loans, a valuation allowance is established when it is probable that the Bank will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition. A specific allowance is established when subsequent evaluations of expected cash flows from purchased credit impaired loans reflect a decrease in those estimates.

The Bank uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a key role in recording the allowance estimates. Additions to the allowance for loan losses are made by provisions charged to earnings. Furthermore, an improvement in the expected cash flows related to purchased credit impaired loans would result in a reduction of the required specific allowance with a corresponding credit to the provision.

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at March 31, 2014, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended March 31, 2014 was $0.4 million and $0.04 per diluted share and included (i) $2.9 million in acquisition costs, net of tax, associated with the FNBNY acquisition and branch restructuring charges related to a branch relocation and; (ii) $0.7 million of losses, net of tax, on the sales of securities resulting from repositioning of the securities portfolio to mitigate interest rate risk as compared to $3.1 million and $0.35 per diluted share for the same period in 2013.  Other changes for the three months ended March 31, 2014 compared to March 31, 2013 include: (i) a $3.6 million or 30.2% increase in net interest income as a result of growth in interest earning assets primarily related to loans and investments; (ii) a $0.1 million or 27.3% increase in the provision for loan losses; (iii) a $1.3 million or 61.9% decrease in total non-interest income as a result of increased securities losses of $1.5 million, partially offset by a $0.2 million increase in other income. The effective income tax rate was 35.0% for the quarter ended March 31, 2014 compared to 31.9% for the same period last year.

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

	Three months ended March 31,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)	$1,064,457	$13,316	5.07%	$810,358	$10,668	5.34%
Mortgage-backed securities, CMOs and other asset-backed securities	450,030	2,292	2.07	349,293	1,443	1.68
Taxable securities	105,017	858	3.31	205,503	1,009	1.99
Tax exempt securities (2)	223,800	1,185	2.15	138,519	931	2.73
Deposits with banks	11,634	8	0.28	8,271	5	0.25
Total interest earning assets	1,854,938	17,659	3.86	1,511,944	14,056	3.77
Non interest earning assets:
Cash and due from banks	36,320			23,284
Other assets	70,210			46,905
Total assets	$1,961,468			$1,582,133

Interest bearing liabilities:
Savings, NOW and money market deposits	$943,598	$837	0.36%	$775,884	$884	0.46%
Certificates of deposit of $100,000 or more	84,318	175	0.84	118,246	329	1.13
Other time deposits	52,196	95	0.74	39,259	85	0.88
Federal funds purchased and repurchase agreements	63,593	129	0.82	57,455	124	0.88
Federal Home Loan Bank term advances	83,624	245	1.19	15,000	40	1.08
Junior Subordinated Debentures	16,002	341	8.64	16,002	341	8.64
Total interest bearing liabilities	1,243,331	1,822	0.59	1,021,846	1,803	0.72
Non interest bearing liabilities:
Demand deposits	533,595			436,027
Other liabilities	9,922			6,393
Total liabilities	1,786,848			1,464,266
Stockholders’ equity	174,620			117,867
Total liabilities and stockholders’ equity	$1,961,468			$1,582,133

Net interest income/interest rate spread (3)		15,837	3.27%		12,253	3.05%

Net interest earning assets/net interest margin (4)	$611,607		3.46%	$490,098		3.29%

Ratio of interest earning assets to interest bearing liabilities			149.19%			147.96%

Less: Tax equivalent adjustment		(301)			(325)

Net interest income		$15,536			$11,928

(1)	Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.
(2)	The above table is presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended March 31,
	2014 Over 2013
	Changes Due To
(In thousands)	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)	$6,049	$(3,401)	$2,648
Mortgage-backed securities, CMOs and other asset-backed securities	470	379	849
Taxable securities	92	84	176
Tax exempt securities (2)	(894)	821	(73)
Federal funds sold	—	—	—
Deposits with banks	2	1	3
Total interest earning assets	5,719	(2,116)	3,603

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	750	(797)	(47)
Certificates of deposit of $100,000 or more	(81)	(73)	(154)
Other time deposits	81	(71)	10
Federal funds purchased and repurchase agreements	45	(40)	5
Federal Home Loan Bank Advances	201	4	205
Junior subordinated debentures	—	—	—
Total interest bearing liabilities	996	(977)	19
Net interest income	$4,723	$(1,139)	$3,584

(1) Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended March 31, 2014 and March 31, 2013

Net interest income was $15.5 million for the three months ended March 31, 2014 compared to $11.9 million for the same period in 2013, an increase of $3.6 million or 30.3%. Net interest margin increased to 3.46% for the quarter ended March 31, 2014, compared to 3.29% for the quarter ended March 31, 2013 as a result of higher yielding investments and lower cost of interest bearing liabilities. The total average interest earning assets increased $343.0 million or 22.7%, yielding 3.86% and the overall funding cost was 0.42%, including demand deposits. The yield on interest earning assets increased approximately 9 basis points from 3.77% to 3.86%. The cost of interest bearing liabilities decreased approximately 13 basis points during the first quarter of 2014 compared to 2013. The increase in average total deposits of $244.3 million funded higher yielding securities, which grew $85.5 million, and average net loans increased $254.1 million from the comparable 2013 quarter.

For the three months ended March 31, 2014, average net loans grew by $254.1 million or 31.4% to $1.06 billion as compared to $810.4 million for the same period in 2013, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, and multi-family mortgage loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended March 31, 2013, average total securities increased by $85.5 million or 12.3% to $778.8 million as compared to $693.3 million for the three months ended March 31, 2013. There were no federal funds sold for the three months ended

March 31, 2014 and 2013. The average interest earning cash increased by $3.4 million to $11.6 million for the three months ended March 31, 2014 as compared to $8.3 million for the same period in 2013.

Average total interest bearing liabilities were $1.2 billion for the three months ended March 31, 2014 compared to $1.0 billion for the same period in 2013.  The Bank grew deposits as a result of the acquisition of FNBNY, opening two new branches during 2013 as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates and the lower average balance of higher cost CDs, resulted in a decrease in the cost of interest bearing liabilities to 0.59% for the three months ended March 31, 2014 from 0.72% for the same period in 2013.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended March 31, 2014, average total deposits increased by $244.3 million or 17.8% to $1.6 billion from $1.4 billion from the same period in 2013.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $167.7 million or 21.6% to $943.6 million for the three months ended March 31, 2014 compared to $775.9 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $21.0 million or 13.3% to $136.5 million for 2014 as compared to $157.5 million for the same period last year.  Average balances in demand deposits increased $97.6 million or 22.4% to $533.6 million for 2014 as compared to $436.0 million for the same period last year. Average public fund deposits comprised 20.5% of total average deposits during the three months ended March 31, 2014 and 18.0% of total average deposits for the same period in 2013.  Average federal funds purchased and repurchase agreements increased $6.1 million or 10.7% to $63.6 million for the three months ended March 31, 2014 compared to $57.5 million for the same period in the prior year. Average FHLB advances increased $68.6 million or 457.5% to $83.6 million for the three months ended March 31, 2014 compared to $15.0 million for the same period 2013.

Total interest income increased $3.6 million or 26.4% to $17.4 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the three months ended March 31, 2014 from $13.7 million for the same period in 2013.  Interest income on loans increased $2.6 million or 24.8% to $13.3 million for the three months ended March 31, 2014 from $10.7 million for the same period in 2013. The yield on average loans was 5.07% for 2014 as compared to 5.34 % in 2013.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.9 million to $4.0 million for the three months ended March 31, 2014 compared to $3.1 million for the same period in 2013.  Interest income on securities included net amortization of premium of $0.9 million and a tax equivalent adjustment of $0.3 million in the 2014 compared to net amortization of premium of $1.5 million and tax equivalent adjustment of $0.3 million for the same period in 2013. The tax adjusted average yield on total securities was 2.26% for 2014 as compared to 1.98% in 2013.

Interest expense was $1.8 million for the three months ended March 31, 2014 and 2013.

Provision and Allowance for Loan Losses

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area of Suffolk County which is located on the eastern portion of Long Island. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $0.7 million was recorded during the three months ended March 31, 2014 compared to a provision for loan loss of $0.6 million that was recorded during the same period in 2013. Net charge-offs were $0.3 million for the quarter ended March 31, 2014 compared to $0.8 million for the year ended December 31, 2013 and $0.1 million for the quarter ended March 31, 2013. The ratio of allowance for loan losses to nonaccrual loans was 431%, 419% and 465%, at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The allowance for loan losses increased to $16.4 million at March 31, 2014 as compared to $16.0 million at December 31, 2013 and $14.9 million at March 31, 2013. As a percentage of total loans (excluding $87.4 million of FNBNY acquired loans), the allowance was 1.56% at March 31, 2014 compared to 1.58% at December 31, 2013 and 1.73% at March 31, 2013.  In accordance with current accounting guidance, the acquired FNBNY loans were recorded at fair value, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends in Suffolk County and eastern Long Island.

Loans of approximately $52.4 million or 4.6% of total loans at March 31, 2014 were categorized as classified loans compared to $46.6 million or 4.6% at December 31, 2013 and $53.3 million or 6.2% at March 31, 2013. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. At March 31, 2014, classified loans included $7.6 million of acquired FNBNY loans.

At March 31, 2014, approximately $35.7 million of classified loans were commercial real estate (“CRE”) loans, including multi-family loans and were well secured with real estate as collateral. Of the $35.7 million of CRE loans, $31.6 million were current and $4.1 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees. At March 31, 2014, approximately $5.7 million of classified loans were residential real estate loans with $3.1 million current and $2.6 million past due. Commercial, financial, and agricultural loans represented $10.4 million of classified loans, of which all was current. Approximately $0.4 million of classified loans represented real estate construction and land loans, which were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.2 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans. There were no multi-family loans that were categorized as classified loans as of December 31, 2013.

CRE loans, including multi-family loans, represented $666.1 million or 58.7% of the total loan portfolio at March 31, 2014 compared to $592.4 million or 58.6% at December 31, 2013 and $442.7 million or 51.4% at March 31, 2013. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and stabilized in 2010. The estimated decline in residential and commercial real estate values during this period ranged from 15-20% from the 2007 levels, depending on the nature and location of the real estate.  Real estate values began to improve in 2012 and have continued into 2014.

As of March 31, 2014 and December 31, 2013, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $8.5 million and $8.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans were $3.8 million or 0.33% of total loans at March 31, 2014 and $3.8 million or 0.38% of total loans at December 31, 2013. Approximately $1.7 million of the nonaccrual loans at March 31, 2014 and $2.0 million at December 31, 2013, represent troubled debt restructured loans.

Net charge-offs were $0.3 million for the quarter ended March 31, 2014 compared to $0.8 million for the year ended December 31, 2013 and $0.07 million for the quarter ended March 31, 2013. The ratio of allowance for loan losses to nonaccrual loans was 431%, 419% and 465%, at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

The Bank had no other real estate owned at March 31, 2014 and $2.2 million at December 31, 2013 and $0.3 million at March 31, 2013, respectively.

The following table sets forth changes in the allowance for loan losses:

	For the Three Months Ended	For the Year Ended
(Dollars in thousands)	March 31, 2014	December 31, 2013
Allowance for loan losses balance at beginning of period	$16,001	$14,439

Charge-offs:	—
Commercial real estate mortgage loans	267	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	—	420
Commercial, financial and agricultural loans	85	420
Real estate construction and land loans	—	23
Installment/consumer loans	—	53
Total	352	916

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	10	34
Commercial, financial and agricultural loans	9	87
Real estate construction and land loans	1	2
Installment/consumer loans		5
Total	20	128

Net charge-offs	(332)	(788)
Provision for loan losses charged to operations	700	2,350
Balance at end of period	$16,369	$16,001

Ratio of annualized net charge-offs during the period to average loans outstanding	(0.12)%	(0.09)%

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	March 31, 2014		December 31, 2013
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$6,621	46.0%	$6,279	47.9%
Multi-family loans	1,594	12.7	1,597	10.6
Residential real estate mortgage loans	2,603	14.5	2,712	15.2
Commercial, financial & agricultural loans	4,270	21.9	4,006	20.7
Real estate construction and land loans	1,103	3.9	1,206	4.7
Installment/consumer loans	178	1.0	201	0.9
Total	$16,369	100.0%	$16,001	100.0%

Non Interest Income

Total non-interest income decreased $1.3 million or 61.9% to $0.8 million for the three months ended March 31, 2014 compared to $2.1 million for the same period in 2013. The decrease was primarily the result of net securities losses of $1.1 million compared to net securities gains in 2013 of $0.3 million, and was offset by an increase in other operating income of $0.2 million compared to the prior year.

Non Interest Expense

Total non-interest expense increased $6.1 million or 68.5% to $15.0 million during the three months ended March 31, 2014 compared to $8.9 million over the same period in 2013. The increase in non-interest expense is primarily attributed to $4.4 million of FNBNY acquisition costs and a branch restructuring charge related to a branch relocation. Additionally, salaries and employee benefits increased $0.8 million or 15.1% to $6.2 million for the three months ended March 31, 2014 from $5.4 million for the same period in 2013. The increase reflects additional staff associated with the FNBNY acquisition, additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio. Occupancy and equipment expense increased $0.4 million to $1.6 million as of March 31, 2014 as compared to $1.2 million for the same period last year. Technology and communications increased $0.2 million as of March 31, 2014 as compared to $0.5 million for the same period last year.

Income Taxes

The provision for income taxes decreased $1.2 million or 85.0% to $0.2 million for the three months ended March 31, 2014 compared to $1.5 million for the three months ended March 31, 2013 primarily due to lower pretax income. The effective tax rate for the three months ended March 31, 2014 increased to 35.0% from 31.9% for the same period last year. The increase in the effective rate was a result of certain non-deductible acquisition costs and a lower percentage of interest income from tax exempt securities.

Financial Condition

Total assets grew to $2.11 billion, a 34.0% increase over the March 31, 2013 level of $1.58 billion, and increased 11.4% over the December 31, 2013 level of $1.90 billion. Contributing to the change was the impact of the FNBNY acquisition which added total assets on a fair value basis of $209.9 million.  Total asset growth, excluding the impact of the acquired assets of FNBNY was $326.4 million or 21% over March 31, 2013. This increase reflects strong organic growth in new and existing markets.

Cash and due from banks decreased $3.6 million and interest earning deposits with banks increased $2.2 million compared to December 31, 2013. Total securities increased $66.3 million or 8.5% to $842.8 million and net loans increased $122.1 million or 12.2% to $1.12 billion compared to December 31, 2013 levels. This increase included $87.4 million in acquired loans recorded on a fair value basis resulting from the FNBNY acquisition. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Goodwill and Other Intangible assets increased $10.6 million compared to December 31, 2013. Goodwill of $8.7 million and $1.9 million core deposit intangible was recorded in connection with the FNBNY acquisition. Total deposits increased $135.8 million to $1.675 billion at March 31, 2014 compared to $1.539 billion at December 31, 2013. Deposit growth includes $169.9 million in deposits acquired from FNBNY. Demand deposits decreased $63.0 million to $520.0 million as of March 31, 2014 compared to $582.9 million at December 31, 2013. Savings, NOW and money market deposits increased $132.2 million to $987.5 million at March 31, 2014 from $855.2 million at December 31, 2013. Certificates of deposit of $100,000 or more increased $36.9 million to $101.3 million at March 31, 2014, from $64.4 million at December 31, 2013. Other time deposits increased $29.7 million to $66.1 million at March 31, 2014, from $36.4 million at December 31, 2013.

Federal funds purchased were $66.0 million as of March 31, 2014 compared to $64.0 million at December 31, 2013. Federal Home Loan Bank advances were $152.2 million as of March 31, 2014, which includes $39.3 million acquired from FNBNY, and $98.0 million for December 31, 2013. Repurchase agreements increased $0.2 million to $11.6 million at March 31, 2014 compared to $11.4 million as of December 31, 2013. Junior subordinated debentures remained at $16.0 million as of March 31, 2014 compared to December 31, 2013. Other liabilities and accrued expenses increased $16.6 million to $25.4 million as of March 31, 2014 from $8.8 million as of December 31, 2013. Stockholders’ equity was $166.9 million at March 31, 2014, an increase of $7.4 million or 4.6% from December 31, 2013, reflecting net income of $0.4 million and $0.3 million related to stock based compensation plans, the issuance of $5.9 million in common equity in connection with the acquisition of FNBNY, a decrease in the unrealized loss on available for sale securities of $3.4 million, partially offset by $2.6 million paid in dividends. In April 2014, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Holding Company’s principal sources of liquidity included cash and cash equivalents of $19.0 million as of March 31, 2014, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the three months ended March 31, 2014, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of April 1, 2014, the Bank has $28.5 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At March 31, 2014, the Bank had aggregate lines of credit of $290.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $270.0 million is available on an unsecured basis. As of March 31, 2014, the Bank had $66.0 million in overnight borrowings outstanding under these lines.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of March 31, 2014, the Bank had $78.0 million outstanding in FHLB overnight borrowings and an additional $74.2 million outstanding in FHLB term borrowings. The Bank had $10.0 million of securities sold under agreements to repurchase outstanding as of March 31, 2014 with brokers and $1.6 million outstanding with customers.  As of December 31, 2013, the Bank had $10.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.4 million outstanding with customers. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of March 31, 2014 and December 31, 2013 the Bank had no brokered certificates of deposits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of March 31, 2014, the Company and the Bank met all capital adequacy requirements.

The Company has the ability to issue additional common stock and/or preferred stock should the need arise.

At March 31, 2014 and December 31, 2013, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)

As of March 31,	2014
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$197,379	14.0%	$113,046	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	180,835	12.8%	56,523	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	180,835	9.3%	77,995	4.0%	n/a	n/a

As of December 31,	2013
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$202,039	16.3%	$99,108	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	186,547	15.1%	49,554	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	186,547	10.3%	72,476	4.0%	n/a	n/a

Bridgehampton National Bank

As of March 31,	2014
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$178,370	12.6%	$113,033	8.0%	$141,291	10.0%
Tier 1 Capital (to risk weighted assets)	161,826	11.5%	56,516	4.0%	84,775	6.0%
Tier 1 Capital (to average assets)	161,826	8.3%	78,008	4.0%	97,511	5.0%

As of December 31,	2013
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$164,494	13.3%	$99,084	8.0%	$123,855	10.0%
Tier 1 Capital (to risk weighted assets)	149,005	12.0%	49,542	4.0%	74,313	6.0%
Tier 1 Capital (to average assets)	149,005	8.2%	72,464	4.0%	90,580	5.0%

Impact of Inflation and Changing Prices

The Unaudited Consolidated Financial Statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Changes in interest rates could adversely affect our results of operations and financial condition. Interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

Recent Regulatory and Accounting Developments

Refer to Note 15. “Recent Accounting Pronouncements,” of the Condensed Notes to the Consolidated Financial Statements for details related to recent regulatory and accounting developments.

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

At March 31, 2014, $754.7 million or 88.5% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes.  Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon.  The simulation model captures the seasonality of the Company’s deposit flows and the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s consolidated balance sheets.  This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given a 100 and 200 basis point upward shift in interest rates and a 100 basis point downward shift in interest rates.  A parallel and pro-rata shift in rates over a twelve-month period is assumed.

The following reflects the Company’s net interest income sensitivity analysis at March 31, 2014:

	March 31, 2014
	Potential Change
Change in Interest	in Net
Rates in Basis Points	Interest Income
(Dollars in thousands)	$ Change	% Change
200	$(4,583)	(7.10)%
100	$(2,349)	(3.64)%
Static	—	—
(100)	$291	0.45%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
101

The following financial statements from Bridge Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014, filed on May 12, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013, (iv) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

BRIDGE BANCORP, INC.
Registrant

May 12, 2014	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

May 12, 2014	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer