Form 10-Q
period 2014-06-30
BRIDGE BANCORP INC
filed 2014-08-08
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 11,637,363 shares of common stock outstanding as of August 5, 2014.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$48,419	$39,997
Interest earning deposits with banks	14,782	5,576
Total cash and cash equivalents	63,201	45,573

Securities available for sale, at fair value	629,067	575,179
Securities held to maturity (fair value of $205,341 and $197,339, respectively)	205,062	201,328
Total securities	834,129	776,507

Securities, restricted	10,690	7,034

Loans held for investments	1,200,861	1,013,263
Allowance for loan losses	(16,680)	(16,001)
Loans, net	1,184,181	997,262

Premises and equipment, net	30,846	27,983
Accrued interest receivable	6,425	5,648
Goodwill	10,673	2,034
Core deposit intangible	1,967	190
Bank owned life insurance	10,176	10,035
Prepaid pension	8,625	8,586
Other real estate owned	577	2,242
Other assets	27,486	13,652
Total Assets	$2,188,976	$1,896,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$566,503	$582,938
Savings, NOW and money market deposits	1,016,887	855,246
Certificates of deposit of $100,000 or more	104,913	64,445
Other time deposits	62,768	36,450
Total deposits	1,751,071	1,539,079

Federal Funds Purchased	70,000	64,000
Federal Home Loan Bank advances	146,086	98,000
Repurchase agreements	11,392	11,370
Junior subordinated debentures	16,002	16,002
Other liabilities and accrued expenses	21,551	8,835
Total Liabilities	2,016,102	1,737,286

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 11,632,113 and 11,317,367 shares issued, respectively; 11,632,113 and 11,307,607 shares outstanding, respectively	116	113
Surplus	117,880	111,377
Retained earnings	60,878	61,441
Less: Treasury Stock at cost, 0 and 9,760 shares, respectively	—	(235)
	178,874	172,696
Accumulated other comprehensive loss, net of income tax	(6,000)	(13,236)
Total Stockholders’ Equity	172,874	159,460
Total Liabilities and Stockholders’ Equity	$2,188,976	$1,896,746

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans (including fee income)	$14,068	$11,182	$27,382	$21,850
Mortgage-backed securities, CMOs and other asset-backed securities	2,949	1,469	5,240	2,912
U.S. GSE securities	698	659	1,505	1,450
State and municipal obligations	691	646	1,392	1,326
Corporate Bonds	211	100	365	201
Deposits with banks	7	8	15	13
Other interest and dividend income	106	44	189	87
Total interest income	18,730	14,108	36,088	27,839

Interest expense:
Savings, NOW and money market deposits	801	859	1,638	1,743
Certificates of deposit of $100,000 or more	209	341	384	670
Other time deposits	121	86	216	171
Federal funds purchased and repurchase agreements	140	131	269	255
Federal Home Loan Bank advances	302	43	547	83
Junior subordinated debentures	342	342	683	683
Total interest expense	1,915	1,802	3,737	3,605

Net interest income	16,815	12,306	32,351	24,234
Provision for loan losses	500	600	1,200	1,150
Net interest income after provision for loan losses	16,315	11,706	31,151	23,084

Non interest income:
Service charges on deposit accounts	878	846	1,677	1,647
Fees for other customer services	861	908	1,546	1,561
Net securities (losses) gains	(16)	310	(1,128)	648
Title fee income	461	398	783	684
Other operating income	108	6	216	32
Total non interest income	2,292	2,468	3,094	4,572

Non interest expense:
Salaries and employee benefits	6,412	5,326	12,618	10,720
Occupancy and equipment	1,933	1,418	3,548	2,609
Technology and communications	766	617	1,483	1,159
Marketing and advertising	649	533	1,070	881
Professional services	400	312	756	621
FDIC assessments	346	220	634	436
Acquisition costs and branch restructuring	300	—	4,734	—
Amortization of core deposit intangible	96	15	154	31
Other operating expenses	1,222	914	2,140	1,806
Total non interest expense	12,124	9,355	27,137	18,263

Income before income taxes	6,483	4,819	7,108	9,393
Income tax expense	2,165	1,567	2,384	3,028
Net income	$4,318	$3,252	$4,724	$6,365
Basic earnings per share	$0.37	$0.36	$0.41	$0.70
Diluted earnings per share	$0.37	$0.36	$0.41	$0.70

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$4,318	$3,252	$4,724	$6,365
Other comprehensive income (loss):
Change in unrealized net gains (losses) on securities available for sale, net of reclassification and deferred income taxes	4,179	(8,536)	7,590	(9,143)
Adjustment to pension liability, net of deferred income taxes	(3)	49	(7)	88
Unrealized (losses) gains on cash flow hedge, net of deferred income taxes	(256)	156	(347)	173
Total other comprehensive income (loss)	3,920	(8,331)	7,236	(8,882)
Comprehensive income (loss)	$8,238	$(5,079)	$11,960	$(2,517)

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	$113	$111,377	$61,441	$(235)	$(13,236)	$159,460
Net income			4,724			4,724
Shares issued under the dividend reinvestment plan (“DRP”)		310				310
Shares issued in the acquisition of FNBNY Bancorp, net of offering costs (240,598 shares)	2	5,946				5,948
Stock awards granted and distributed	1	(432)		431		—
Stock awards forfeited		58		(58)		—
Vesting of stock awards				(147)		(147)
Exercise of stock options		(2)		9		7
Tax effect of stock plans		30				30
Share based compensation expense		593				593
Cash dividend declared, $0.46 per share			(5,287)			(5,287)
Other comprehensive income, net of deferred income taxes					7,236	7,236
Balance at June 30, 2014	$116	$117,880	$60,878	$—	$(6,000)	$172,874

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	$89	$64,208	$55,102	$(309)	$(418)	$118,672
Net income			6,365			6,365
Shares issued under the dividend reinvestment plan (“DRP”)	1	3,003				3,004
Stock awards granted and distributed	1	(435)		434		—
Stock awards forfeited		9		(9)		—
Vesting of stock awards				(149)		(149)
Tax effect of stock plans		(9)				(9)
Share based compensation expense		662				662
Cash dividend declared, $0.23 per share			(2,069)			(2,069)
Other comprehensive loss, net of deferred income taxes					(8,882)	(8,882)
Balance at June 30, 2013	$91	$67,438	$59,398	$(33)	$(9,300)	$117,594

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the
	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net Income	$4,724	$6,365
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	1,150
Depreciation and amortization	1,246	948
Net amortization on securities	1,685	2,987
Increase in cash surrender value of bank owned life insurance	(141)	—
Amortization of core deposit intangible	154	31
Share based compensation expense	593	662
Net securities losses (gains)	1,128	(648)
Increase in accrued interest receivable	(777)	(132)
Increase in other assets	(5,811)	(70)
Increase in accrued expenses and other liabilities	4,820	4,359
Net cash provided by operating activities	8,821	15,652

Cash flows from investing activities:
Purchases of securities available for sale	(208,973)	(210,801)
Purchases of securities, restricted	(266,592)	(19,873)
Purchases of securities held to maturity	(30,936)	(32,781)
Proceeds from sales of securities available for sale	234,749	75,165
Redemption of securities, restricted	265,536	16,852
Maturities, calls and principal payments of securities available for sale	36,510	97,170
Maturities, calls and principal payments of securities held to maturity	26,763	57,420
Net increase in loans	(101,313)	(102,956)
Proceeds from sales of other real estate owned, net	2,242	—
Purchase of premises and equipment	(2,321)	(2,748)
Net cash acquired in business combination	2,926	—
Net cash used in investing activities	(41,409)	(122,552)

Cash flows from financing activities:
Net increase in deposits	42,119	45,785
Net increase (decrease) in federal funds purchased	6,000	(9,000)
Net increase in FHLB advances	8,804	60,000
Repayment of acquired unsecured debt	(1,450)	—
Net increase (decrease) in repurchase agreements	22	(1,089)
Net proceeds from issuance of common stock	310	3,004
Net proceeds from exercise of stock options	7	—
Repurchase of surrendered stock from vesting of restricted stock awards	(147)	(149)
Excess tax benefit (expense) from share based compensation	30	(9)
Cash dividends paid	(5,287)	(2,069)
Other, net	(192)	—
Net cash provided in financing activities	50,216	96,473

Net decrease in cash and cash equivalents	17,628	(10,427)
Cash and cash equivalents at beginning of period	45,573	51,249
Cash and cash equivalents at end of period	$63,201	$40,822

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$3,656	$3,592
Income tax	$883	$2,937

Noncash investing and financing activities:
Securities which settled in the subsequent period	$5,372	$6,726
Transfers from portfolio loans to OREO	$577	$—

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$207,121	$—
Fair value of liabilities assumed	$212,547	$—

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The computation of EPS for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended,		Six months ended,
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net Income	$4,318	$3,252	$4,724	$6,365
Less: Dividends paid on and earnings allocated to participating securities	(103)	(88)	(101)	(169)
Income attributable to common stock	$4,215	$3,164	$4,623	$6,196

Weighted average common shares outstanding, including participating securities	11,660	9,105	11,587	9,042
Less: weighted average participating securities	(279)	(247)	(271)	(239)
Weighted average common shares outstanding	11,381	8,858	11,316	8,803
Basic earnings per common share	$0.37	$0.36	$0.41	$0.70

Income attributable to common stock	$4,215	$3,164	$4,623	$6,196

Weighted average common shares outstanding	11,381	8,858	11,316	8,803
Weighted average common equivalent shares outstanding	—	—	—	—
Weighted average common and equivalent shares outstanding	11,381	8,858	11,316	8,803
Diluted earnings per common share	$0.37	$0.36	$0.41	$0.70

There were 42,330 and 49,362 options outstanding at June 30, 2014 and June 30, 2013, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at June 30, 2014, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

No new grants of stock options were awarded and no compensation expense was attributable to stock options for the six months ended June 30, 2014 and June 30, 2013 because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of options exercised during the six months ended June 30, 2014 and June 30, 2013, was $1,000 and $0, respectively. The intrinsic value of options outstanding and exercisable at June 30, 2014 and June 30, 2013 was $0.

A summary of the status of the Company’s stock options as of and for the six months ended June 30, 2014 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, January 1, 2014	45,395	$25.54
Granted	—	—
Exercised	(1,274)	$24.00
Forfeited	(1,230)	$25.25
Expired	(561)	$24.00
Outstanding, June 30, 2014	42,330	$25.61	2.22 years	—
Vested and Exercisable, June 30, 2014	42,330	$25.61	2.22 years	—

	Number of	Exercise
Range of Exercise Prices	Options	Price
	37,199	$25.25
	3,000	$26.55
	2,131	$30.60
	42,330

During the six months ended June 30, 2014 restricted stock awards of 74,823 shares were granted. Of the 74,823 shares granted, 53,425 shares vest over seven years with a third vesting after years five, six and seven, 17,898 shares vest over five years with a third vesting after years three, four and five and the remaining 3,500 shares vest ratably over approximately two years. During the six months ended June 30, 2013, restricted stock awards of 72,940 shares were granted. Of the 72,940 shares granted, 51,175 shares vest over seven years with one third vesting after each of the years five, six and seven; 12,652 shares vest over five years with one third vesting after each of the years three, four and five; and the remaining 9,113 shares vest ratably over approximately five years. Compensation expense attributable to restricted stock awards was $263,000 and $514,000 for the three and six months ended June 30, 2014, respectively, and $288,000 and $587,000 for the three and six months ended June 30, 2013, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the six months ended June 30, 2014 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2014	197,599	$21.18
Granted	74,823	$25.42
Vested	(23,695)	$21.58
Forfeited	(2,398)	$22.33
Unvested, June 30, 2014	246,329	$22.42

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $39,000 and $79,000 for the three and six months ended June 30, 2014, respectively, and $36,000 and $75,000 for the three and six months ended June 30, 2013, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$125,653	$106	$(3,200)	$122,559
State and municipal obligations	58,973	447	(271)	59,149
U.S. GSE residential mortgage-backed securities	55,629	438	(63)	56,004
U.S. GSE residential collateralized mortgage obligations	290,775	412	(4,165)	287,022
U.S. GSE commercial mortgage-backed securities	3,046	—	(134)	2,912
U.S. GSE commercial collateralized mortgage obligations	32,080	178	(58)	32,200
Other Asset backed securities	49,396	—	(1,095)	48,301
Corporate Bonds	20,819	107	(6)	20,920
Total available for sale	636,371	1,688	(8,992)	629,067

Held to maturity:
U.S. GSE securities	11,268	104	(46)	11,326
State and municipal obligations	51,504	1,564	(5)	53,063
U.S. GSE residential mortgage-backed securities	7,342	—	(137)	7,205
U.S. GSE residential collateralized mortgage obligations	63,812	684	(1,805)	62,691
U.S. GSE commercial mortgage-backed securities	10,034	39	(87)	9,986
U.S. GSE commercial collateralized mortgage obligations	38,186	332	(488)	38,030
Corporate Bonds	22,916	142	(18)	23,040
Total held to maturity	205,062	2,865	(2,586)	205,341
Total securities	$841,433	$4,553	$(11,578)	$834,408

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$164,278	$15	$(11,536)	$152,757
State and municipal obligations	62,141	602	(1,087)	61,656
U.S. GSE residential mortgage-backed securities	14,609	36	(210)	14,435
U.S. GSE residential collateralized mortgage obligations	285,595	559	(6,963)	279,191
U.S. GSE commercial mortgage-backed securities	3,076	—	(242)	2,834
U.S. GSE commercial collateralized mortgage obligations	26,740	194	(24)	26,910
Non Agency commercial mortgage-backed securities	3,658	—	(80)	3,578
Other Asset backed securities	34,970	42	(1,194)	33,818
Total available for sale	595,067	1,448	(21,336)	575,179

Held to maturity:
U.S. GSE securities	11,254	—	(375)	10,879
State and municipal obligations	67,232	863	(179)	67,916
U.S. GSE residential mortgage-backed securities	8,001	—	(312)	7,689
U.S. GSE residential collateralized mortgage obligations	68,197	537	(3,655)	65,079
U.S. GSE commercial mortgage-backed securities	10,132	—	(356)	9,776
U.S. GSE commercial collateralized mortgage obligations	13,627	—	(706)	12,921
Corporate Bonds	22,885	203	(9)	23,079
Total held to maturity	201,328	1,603	(5,592)	197,339
Total securities	$796,395	$3,051	$(26,928)	$772,518

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at June 30, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$16,648	$16,780
One to five years	29,727	29,940
Five to ten years	150,836	148,199
Beyond ten years	439,160	434,148
Total	$636,371	$629,067

Held to maturity:
Within one year	$7,040	$7,063
One to five years	41,517	41,742
Five to ten years	40,885	41,883
Beyond ten years	115,620	114,653
Total	$205,062	$205,341

Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
June 30, 2014		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$—	$—	$114,950	$3,200
State and municipal obligations	6,698	27	13,017	244
U.S. GSE residential mortgage-backed securities	—	—	1,550	63
U.S. GSE residential collateralized mortgage obligations	67,582	384	124,854	3,781
U.S. GSE commercial mortgage-backed securities	—	—	2,912	134
U.S. GSE commercial collateralized mortgage obligations	18,731	58	—	—
Other Asset backed securities	33,317	833	14,984	262
Corporate Bonds	4,994	6	—	—
Total available for sale	131,322	1,308	272,267	7,684

Held to maturity:
U.S. GSE securities	—	—	7,404	46
State and municipal obligations	—	—	641	5
U.S. GSE residential mortgage-backed securities	—	—	7,205	137
U.S. GSE residential collateralized mortgage obligations	5,940	58	32,032	1,747
U.S. GSE commercial mortgage-backed securities	—	—	4,179	87
U.S. GSE commercial collateralized mortgage obligations	6,593	35	8,514	453
Corporate Bonds	5,982	18	1,000	—
Total held to maturity	$18,515	$111	$60,975	$2,475

	Less than 12 months		Greater than 12 months
December 31, 2013		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$128,468	$8,915	$23,966	$2,621
State and municipal obligations	23,765	1,046	966	41
U.S. GSE residential mortgage-backed securities	10,410	210	—	—
U.S. GSE residential collateralized mortgage obligations	218,415	6,476	12,757	487
U.S. GSE commercial mortgage-backed securities	2,834	242	—	—
U.S. GSE commercial collateralized mortgage obligations	4,912	24	—	—
Non Agency commercial mortgage-backed securities	3,578	80	—	—
Other Asset backed securities	21,144	1,103	2,906	91
Total available for sale	413,526	18,096	40,595	3,240

Held to maturity:
U.S. GSE securities	10,879	375	—	—
State and municipal obligations	24,079	178	385	1
U.S. GSE residential mortgage-backed securities	7,689	312	—	—
U.S. GSE residential collateralized mortgage obligations	29,570	2,169	17,752	1,486
U.S. GSE commercial mortgage-backed securities	9,776	356	—	—
U.S. GSE commercial collateralized mortgage obligations	12,921	706	—	—
Corporate Bonds	1,993	7	999	2
Total held to maturity	$96,907	$4,103	$19,136	$1,489

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

At June 30, 2014, the majority of unrealized losses on both the available for sale and held to maturity securities are related to the Company’s U.S. GSE securities and U.S. GSE residential collateralized mortgage obligations.  The decrease in fair value of the U.S. GSE securities and U.S. GSE residential collateralized mortgage obligations is attributable to changes in interest rates and not credit quality.  The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Proceeds from sales of securities available for sale were $36.0 million and $28.6 million for the three months ended June 30, 2014 and 2013, respectively.  Proceeds from sales of securities available for sale were $234.7 million and $75.2 million for the six months ended June 30, 2014 and 2013, respectively.  Net losses of $16,000 and net gains of $0.3 million were realized on these sales during the three months ended June 30, 2014 and 2013, respectively. Net losses of $1.1 million and net gains of $0.6 million were realized on these sales during the six months ended June 30, 2014 and 2013, respectively.  Proceeds from calls of securities were $2.2 million and $15.0 million for the three months ended June 30, 2014 and 2013, respectively.  Proceeds from calls of securities were $2.5 million and $46.7 million for the six months ended June 30, 2014 and 2013, respectively.

Securities having a fair value of approximately $410.2 million and $397.5 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the six months ended June 30, 2014 or the year ended December 31, 2013.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $10.7 million and $7.0 million in FHLB, ACBB and FRB stock at June 30, 2014 and December 31, 2013.  These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		June 30, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$122,559		$122,559
State and municipal obligations	59,149		59,149
U.S. GSE residential mortgage-backed securities	56,004		56,004
U.S. GSE residential collateralized mortgage obligations	287,022		287,022
U.S. GSE commercial mortgage-backed securities	2,912		2,912
U.S. GSE commercial collateralized mortgage obligations	32,200		32,200
Other Asset backed securities	48,301		48,301
Corporate Bonds	20,920		20,920
Total available for sale	$629,067		$629,067

Financial Liabilities:
Derivatives	$(740)		$(740)

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$152,757		$152,757
State and municipal obligations	61,656		61,656
U.S. GSE residential mortgage-backed securities	14,435		14,435
U.S. GSE residential collateralized mortgage obligations	279,191		279,191
U.S. GSE commercial mortgage-backed securities	2,834		2,834
U.S. GSE commercial collateralized mortgage obligations	26,910		26,910
Non Agency commercial mortgage-backed securities	3,578		3,578
Other Asset backed securities	33,818		33,818
Total available for sale	$575,179		$575,179

Financial Liabilities:
Derivatives	$(164)		$(164)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$183			$183
Other real estate owned	557			557

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,329			$1,329
Other real estate owned	2,242			2,242

Impaired loans with allocated allowance for loan losses at June 30, 2014, had a carrying amount of $0.2 million, which is made up of the outstanding balance of $0.4 million, net of a valuation allowance of $0.2 million. No additional provision for loan losses was necessary for the six months ended June 30, 2014. Impaired loans with allocated allowance for loan losses at December 31, 2013, had a carrying amount of $1.3 million, which is made up of the outstanding balance of $1.5 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million for the twelve months ended December 31, 2013.

Other real estate owned at June 30, 2014 and December 31, 2013 had a carrying amount of $0.6 million and $2.2 million, respectively, and no valuation allowance recorded.  Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income. The Company deemed ASC 2011-04 disclosures of significant unobservable inputs to be immaterial to the overall consolidated financial statement presentation given the low level of impaired loans and other real estate owned.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of June 30, 2014 and December 31, 2013.

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

The estimated fair values and recorded carrying amounts of the Bank’s financial instruments at June 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at
		June 30, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$48,419	$48,419	$—	$—	$48,419
Interest bearing deposits with banks	14,782	—	14,782	—	14,782
Securities available for sale	629,067	—	629,067	—	629,067
Securities restricted	10,690	n/a	n/a	n/a	n/a
Securities held to maturity	205,062	—	205,341	—	205,341
Loans, net	1,184,181	—	—	1,190,015	1,190,015
Accrued interest receivable	6,425	—	2,771	3,654	6,425

Financial liabilities:
Certificates of deposit	167,681	—	168,991	—	168,991
Demand and other deposits	1,583,390	1,583,390	—	—	1,583,390
Federal funds purchased	70,000	70,000	—	—	70,000
Federal Home Loan Bank overnight borrowings	72,000	71,992	—	—	71,992
Federal Home Loan Bank term advances	74,086	—	75,671	—	75,671
Repurchase agreements	11,392	—	11,940	—	11,940
Junior Subordinated Debentures	16,002	—	—	15,903	15,903
Derivatives	740	—	740	—	740
Accrued interest payable	305	76	229	—	305

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$39,997	$39,997	$—	$—	$39,997
Interest bearing deposits with banks	5,576	—	5,576	—	5,576
Securities available for sale	575,179	—	575,179	—	575,179
Securities restricted	7,034	n/a	n/a	n/a	n/a
Securities held to maturity	201,328	—	197,338	—	197,338
Loans, net	997,262	—	—	1,002,314	1,002,314
Accrued interest receivable	5,648	—	2,747	2,901	5,648

Financial liabilities:
Certificates of deposit	100,895	—	101,509	—	101,509
Demand and other deposits	1,438,184	1,438,184	—	—	1,438,184
Federal funds purchased	64,000	64,000		—	64,000
Federal Home Loan Bank overnight borrowings	58,000	57,994	—	—	57,994
Federal Home Loan Bank term advances	40,000	—	40,060	—	40,060
Repurchase agreements	11,370	—	11,803	—	11,803
Junior Subordinated Debentures	16,002	—	—	15,215	15,215
Derivatives	164	—	164	—	164
Accrued interest payable	225	76	149	—	225

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	June 30, 2014	December 31, 2013
Commercial real estate mortgage loans	$546,444	$484,900
Multi-family mortgage loans	173,503	107,488
Residential real estate mortgage loans	160,202	153,417
Commercial, financial, and agricultural loans	261,925	209,452
Real estate-construction and land loans	46,204	46,981
Installment/consumer loans	10,604	9,287
Total loans	1,198,882	1,011,525
Net deferred loan costs and fees	1,979	1,738
	1,200,861	1,013,263
Allowance for loan losses	(16,680)	(16,001)
Net loans	$1,184,181	$997,262

On February 14, 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of  $87.4 million of acquired loans recorded at their fair value.  There were approximately $74 million of acquired FNBNY loans remaining as of June 30, 2014.

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

The following table represents loans by class categorized by internally assigned risk grades as of June 30, 2014 and December 31, 2013:

	Grades:
June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$218,953	$11,127	$6,693	$—	$236,773
Non-owner occupied	302,406	2,444	4,821	—	309,671
Multi-Family	168,679	2,359	2,465	—	173,503
Residential real estate:
Residential mortgage	90,200	180	2,327	—	92,707
Home equity	64,757	1,022	1,716	—	67,495
Commercial:
Secured	89,868	1,197	2,136	—	93,201
Unsecured	163,322	4,472	930	—	168,724
Real estate construction and land loans	45,835	—	369	—	46,204
Installment/consumer loans	10,362	142	100	—	10,604
Total loans	$1,154,382	$22,943	$21,557	$—	$1,198,882

At June 30, 2014 there were $2.4 million and $3.9 million, respectively, of acquired FNBNY loans included in the special mention and substandard grades.

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

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans, as defined by ASC 310-10:

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$191	$603	$676	$1,470	$235,303	$236,773
Non-owner occupied	188	—	103	—	291	309,380	309,671
Multi-Family	—	—	472	—	472	173,031	173,503
Residential real estate:
Residential mortgages	8	—	—	843	851	91,856	92,707
Home equity	124	291	124	745	1,284	66,211	67,495
Commercial:
Secured	—	—	—	47	47	93,154	93,201
Unsecured	115	—	—	10	125	168,599	168,724
Real estate construction and land loans	—	—	—	—	—	46,204	46,204
Installment/consumer loans	7	—	—	6	13	10,591	10,604
Total loans	$442	$482	$1,302	$2,327	$4,553	$1,194,329	$1,198,882

At June 30, 2014 there were no FNBNY acquired loans that were 30-59 days past due.  All loans 90 days or more past due that are still accruing interest represent loans that were acquired from FNBNY and Hamptons State Bank and were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expect to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

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

Impaired Loans

As of June 30, 2014 and December 31, 2013, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $7.0 million and $8.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

For individually impaired loans, the following tables set forth by class of loans at June 30, 2014 and December 31, 2013 the recorded investment, unpaid principal balance and related allowance.  The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the six months and three months ended June 30, 2014 and 2013:

	June 30, 2014			Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,647	$3,773	$—	$3,957	$28	$4,061	$56
Non-owner occupied	1,261	1,529	—	965	16	967	32
Residential real estate:
Residential mortgages	692	1,407	—	834	—	981	—
Home equity	543	950	—	576	—	584	—
Commercial:
Secured	357	357	—	358	6	359	13
Unsecured	158	158	—	162	3	167	6
Total with no related allowance recorded	6,658	8,174	—	6,852	53	7,119	107

With an allowance recorded:
Residential real estate - Residential mortgage	151	155	77	152	—	152	—
Residential real estate - Home equity	202	216	93	202	—	203	—
Total with an allowance recorded:	353	371	170	354	—	355	—

Total:
Commercial real estate:
Owner occupied	3,647	3,773	—	3,957	28	4,061	56
Non-owner occupied	1,261	1,529	—	965	16	967	32
Residential real estate:
Residential mortgages	843	1,562	77	986	—	1,133	—
Home equity	745	1,166	93	778	—	787	—
Commercial:
Secured	357	357	—	358	6	359	13
Unsecured	158	158	—	162	3	167	6
Total	$7,011	$8,545	$170	$7,206	$53	$7,474	$107

				Three Months Ended		Six Months Ended
	December 31, 2013			June 30, 2013		June 30, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,696	$3,805	$—	$3,740	$29	$3,753	$59
Non-owner occupied	917	917	—	916	15	916	29
Residential real estate:
First lien	1,463	2,213	—	1,495	6	1,515	13
Home equity	689	1,046	—	821	—	856	—
Commercial:
Secured	352	352	—	446	7	462	13
Unsecured	174	—	—	240	1	245	2
Total with no related allowance recorded	7,291	8,333	—	7,658	58	7,747	116

With an allowance recorded:
Commercial real estate - Owner occupied	720	720	94	240	—	120	—
Commercial real estate - Non-owner occupied	617	617	22	618	9	412	12
Residential real estate - First lien	152	156	42	155	—	130	—
Residential real estate - Home equity	78	89	80	82	—	83	—
Commercial - Secured	—	—	—	—	—	—	—
Commercial - Unsecured	—	—	—	—	—	—	—
Total with an allowance recorded:	1,567	1,582	238	1,095	9	745	12

Total:
Commercial real estate:
Owner occupied	4,416	4,525	94	3,980	29	3,873	59
Non-owner occupied	1,534	1,534	22	1,534	24	1,328	41
Residential real estate:
First lien	1,615	2,369	42	1,650	6	1,645	13
Home equity	767	1,135	80	903	—	939	—
Commercial:
Secured	352	352	—	446	7	462	13
Unsecured	174	—	—	240	1	245	2
Total	$8,858	$9,915	$238	$8,753	$67	$8,492	$128

The Bank had $0.6 million and $2.2 million other real estate owned at June 30, 2014 and December 31, 2013, respectively.

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

During the six months ended June 30, 2014, there were no loans modified as TDRs.  During the six months ended June 30, 2013, the Bank modified two loans as TDRs totaling $0.6 million.

There were no loans modified as TDRs during the three months ended June 30, 2014 or June 30, 2013.

There were no TDRs or charge offs relating to TDRs during the quarter ending June 30, 2014. There were no loans modified as TDRs for which there was a payment default within twelve months following the modification for the six months ended June 30, 2014. There was one non-owner occupied commercial real estate loan modified as a TDR for which there was a payment default within twelve months following the modification during the six months ended June 30, 2013.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of June 30, 2014 and December 31, 2013, the Company had $1.0 million and $2.0 million, respectively of nonaccrual TDR loans and $4.7 million and $5.1 million, respectively of performing TDRs. At June 30, 2014 and December 31, 2013, total nonaccrual TDR loans are secured with collateral that has an appraised value of $1.9 million and $2.3 million, respectively. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the quarter ending June 30, 2014 that did not meet the definition of a TDR. These loans have a total recorded investment as of June 30, 2014 of $3.6 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

Acquired FNBNY Loans

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

At the acquisition date, the purchased credit impaired loans had contractually required principal and interest payments receivable of $44.6 million; expected cash flows of $30.0 million; and a fair value (initial carrying amount) of $22.9 million.  The difference between the contractually required principal and interest payments receivable and the expected cash flows ($14.6 million) represented the non-accretable difference.  The difference between the expected cash flows and fair value ($7.1) million represented the initial accretable yield.  At June 30, 2014, the carrying amount of the purchased credit impaired loans was $15.2 million with a remaining non-accretable difference of $11.3 million.  At June 30, 2014, the remaining carrying amount of the purchased credit impaired loans from the Hamptons State Bank acquisition was $1.2 million.

The following table summarizes the activity in the accretable yield for the purchased credit impaired loans for the six months ended June 30, 2014:

Six Months Ended
(In thousands)	June 30, 2014
Balance at beginning of period	$6,866
Accretable discount arising from acquisition of PCI loans	—
Accretion	(488)
Reclassification from (to) nonaccretable difference during the period	1,307
Other changes in expected cash flows	—
Other	(71)
Accretable discount at end of period	$7,614

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at June 30, 2014, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of June 30, 2014 and December 31, 2013. Additionally, the following tables represent the changes in the allowance for loan losses for the three and six month periods ended June 30, 2014 and 2013, and the twelve month period ended December 31, 2013, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

	For the Three Months Ended June 30, 2014
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$6,621	$1,594	$2,603	$4,270	$1,103	$178	$16,369
Charge-offs	(143)	—	(50)	(13)	—	(1)	(207)
Recoveries	—	—	10	8	—	—	18
Provision	197	503	(38)	(75)	(68)	(19)	500
Ending Balance	$6,675	$2,097	$2,525	$4,190	$1,035	$158	$16,680

	For the Six Months Ended June 30, 2014
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001
Charge-offs	(410)	—	(50)	(98)	—	(1)	(559)
Recoveries	—	—	20	17	—	1	38
Provision	806	500	(157)	265	(171)	(43)	1,200
Ending Balance	$6,675	$2,097	$2,525	$4,190	$1,035	$158	$16,680

Ending balance: individually evaluated for impairment	$—	$—	$170	$—	$—	$—	$170

Ending balance: collectively evaluated for impairment	$6,675	$2,097	$2,355	$4,190	$1,035	$158	$16,510

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$546,444	$173,503	$160,202	$261,925	$46,204	$10,604	$1,198,882

Ending balance: individually evaluated for impairment	$4,908	$—	$1,588	$515	$—	$—	$7,011

Ending balance: collectively evaluated for impairment	$529,198	$173,503	$157,752	$258,163	$46,204	$10,604	$1,175,424

Ending balance: loans acquired with deteriorated credit quality (1)	$12,338	$—	$862	$3,247	$—	$—	$16,447

(1) Includes loans acquired on February 14, 2014 from FNBNY.

	For the Year Ended December 31, 2013
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439
Charge-offs	—	—	(420)	(420)	(23)	(53)	(916)
Recoveries	—	—	34	87	2	5	128
Provision	1,834	358	295	(10)	(148)	21	2,350
Ending Balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001

Ending balance: individually evaluated for impairment	$116	$—	$122	$—	$—	$—	$238

Ending balance: collectively evaluated for impairment	$6,163	$1,597	$2,590	$4,006	$1,206	$201	$15,763

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$484,900	$107,488	$153,417	$209,452	$46,981	$9,287	$1,011,525

Ending balance: individually evaluated for impairment	$5,950	$—	$2,382	$526	$—	$—	$8,858

Ending balance: collectively evaluated for impairment	$478,129	$107,488	$151,035	$208,677	$46,641	$9,287	$1,001,257

Ending balance: loans acquired with deteriorated credit quality	$821	$—	$—	$249	$340	$—	$1,410

	For the Three Months Ended June 30, 2013
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$4,643	$1,436	$2,673	$4,387	$1,598	$187	$14,924
Charge-offs	—	—	(100)	(260)	—	(50)	(410)
Recoveries	—	—	2	12	1	1	16
Provision	557	(6)	116	(144)	3	74	600
Ending Balance	$5,200	$1,430	$2,691	$3,995	$1,602	$212	$15,130

	For the Six Months Ended June 30, 2013
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439
Charge-offs	—	—	(201)	(260)	(22)	(50)	(533)
Recoveries	—	—	3	67	1	3	74
Provision	755	191	86	(161)	248	31	1,150
Ending Balance	$5,200	$1,430	$2,691	$3,995	$1,602	$212	$15,130

8. EMPLOYEE BENEFITS

The Bank maintains a noncontributory pension plan covering all eligible employees. The Bank uses a December 31st measurement date for this plan in accordance with FASB ASC 715-30 “Compensation — Retirement Benefits — Defined Benefit Plans — Pension.” During 2012, the Company amended the pension plan revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered employees. Additionally, new employees hired on or after October 1, 2012 are not eligible for the pension plan.

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

There were no contributions to the pension plan or the SERP during the six months ended June 30, 2014. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $56,000 during the six months ended June 30, 2014.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended June 30,				Six months ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$227	$232	$33	$37	$451	$462	$66	$73
Interest cost	160	140	22	19	318	279	44	38
Expected return on plan assets	(406)	(345)	—	—	(808)	(686)	—	—
Amortization of net loss	7	81	—	4	14	153	—	8
Amortization of unrecognized prior service cost	(19)	(19)	—	—	(39)	(38)	—	—
Amortization of unrecognized transition obligation	—	—	7	7	—	—	14	14
Net periodic benefit cost	$(31)	$89	$62	$67	$(64)	$170	$124	$133

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 2014, June 30, 2013 and December 31, 2013, securities sold under agreements to repurchase totaled $11.4 million, $11.3 million, and $11.4 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $15.4 million, $15.7 million and $17.5 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.4 million maturing during the third quarter of 2014, and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the six months ended		For the year ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	December 31, 2013
Average daily balance	$11,594	$12,416	$11,770
Average interest rate	3.22%	3.00%	3.17%
Maximum month-end balance	$12,045	$12,903	$12,903
Weighted average interest rate	3.17%	2.97%	3.13%

10. FEDERAL HOME LOAN BANK ADVANCES

The following table sets forth the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter at June 30, 2014 and December 31, 2013:

	June 30, 2014
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$72,000	0.38%

2014	44,517	0.37%
2015	1,524	0.09%
2016	11,756	0.69%
2017	—	—
2018	16,289	0.99%
	74,086	0.55%
	$146,086	0.47%

	December 31, 2013
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$58,000	0.40%

2014	40,000	0.46%
	40,000	0.46%
	$98,000	0.42%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $366.0 million and $336.6 million of residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2014 and December 31, 2013, respectively.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $655.7 million at June 30, 2014.

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

Interest rate swaps with a notional amount totaling $15.0 million and $25.0 million were entered into on June 28, 2012 and July 15, 2013, respectively and were designated as cash flow hedges of certain Federal Home Loan Bank advances.  Forward starting interest rate swaps with a notional amount totaling $10.0 million and $25.0 million were entered into on July 15, 2013 and June 27, 2014, respectively and were designated as cash flow hedges of certain repurchase agreements and Federal Home Loan Bank advances.  The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income.  The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings if the hedge transactions become probable of not occurring.  The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents summary information about the interest rate swaps designated as a cash flow hedge as of June 30, 2014 and 2013 and December 31, 2013.

	For the six months ended		For the year ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	December 31, 2013
Notional amounts	$75,000	$15,000	$50,000
Weighted average pay rates	1.39%	0.99%	1.39%
Weighted average receive rates	0.23%	0.29%	0.24%
Weighted average maturity	4.36 years	3.99 years	4.56 years
Unrealized gains (losses)	$(740)	$111	$(164)

Interest expense recorded on this swap transaction totaled $233,000 and $52,000 for the six months ended June 30, 2014 and June 30, 2013, respectively, and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses) recorded, net of tax, in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the six months ended June 30, 2014 and June 30, 2013.

2014
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	non interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(446)	$—	$—

2013
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	non interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$67	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheet:

	June 30, 2014		December 31, 2013
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$40,000	$(358)	$40,000	$(122)
Forward starting interest rate swap related to repurchase agreements	$10,000	$(324)	$10,000	$(42)
Forward starting interest rate swap related to FHLB Advances	$25,000	$(58)	$—	$—

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Unrealized holding gains (losses) on available for sale securities	$6,913	$(13,846)	$11,456	$(14,514)
Reclassification adjustment for losses (gains) realized in income	16	(310)	1,128	(648)
Income tax effect	(2,750)	5,620	(4,994)	6,019
Net change in unrealized gains (losses) on available for sale securities	4,179	(8,536)	7,590	(9,143)

Change in post-retirement obligation	(5)	81	(12)	145
Income tax effect	2	(32)	5	(57)
Net change in post-retirement obligation	(3)	49	(7)	88

Change in fair value of derivatives used for cash flow hedges	(426)	259	(576)	287
Reclassification adjustment for gains realized in income	—	—	—	—
Income tax effect	170	(103)	229	(114)
Net change in unrealized (losses) gains on cash flow hedge	(256)	156	(347)	173

Total	$3,920	$(8,331)	$7,236	$(8,882)

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of		Balance as of
	December 31,	Current Period	June 30,
(In thousands)	2013	Change	2014
Unrealized (losses) gains on available for sale securities	$(11,994)	$7,590	$(4,404)
Unrealized losses on pension benefits	(1,143)	(7)	(1,150)
Unrealized losses on cash flow hedges	(99)	(347)	(446)
Total	$(13,236)	$7,236	$(6,000)

The following represents the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended		Affected Line Item
	June 30,	June 30,	June 30,	June 30,	in the Consolidated
(In thousands)	2014	2013	2014	2013	Statements of Income
Unrealized gains (losses) on available for sale securities:
Realized (losses) gains on sale of available for sale securities	$(16)	$310	$(1,128)	$648	Net securities (losses) gains
Income tax effect	6	(123)	448	(257)	Income tax expense
Net of income tax	$(10)	$187	$(680)	$391

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit (cost)	$19	$19	$39	$38	Salaries and employee benefits
Transition obligation	(7)	(7)	(14)	(14)	Salaries and employee benefits
Actuarial losses	(7)	(85)	(14)	(161)	Salaries and employee benefits
	$5	$(73)	$11	$(137)
Income tax effect	(2)	29	(4)	54	Income tax expense
Net of income tax	$3	$(44)	$7	$(83)

Total reclassifications, net of tax	$(7)	$143	$(673)	$308

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

Under the terms of the Agreement, the Company acquired FNBNY at a purchase price of $6.1 million and issued an aggregate of 240,598 Bridge Bancorp shares in exchange for all the issued and outstanding stock of FNBNY and recorded goodwill of $8.7 million which is not deductible for tax purposes.  The purchase price is subject to certain post-closing adjustments equal to 60 percent of the net recoveries of principal on $6.3 million of certain identified problem loans over a two-year period after the acquisition.  Based on current assumptions, the Company has not recorded an estimated liability as of the acquisition date and June 30, 2014 associated with these post-closing adjustments.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  The operating results of the Company for the six month period ended June 30, 2014 include the operating results of FNBNY since the acquisition date of February 14, 2014.

The following summarizes the preliminary fair value of the assets acquired and liabilities assumed on February 14, 2014:

		Measurement
	As Initially	Period
(In thousands)	Reported	Adjustments	As Adjusted
Cash and due from banks	$1,883	$—	$1,883
Interest earning deposits with banks	1,044	—	1,044
Securities	103,192	—	103,192
Loans	87,390	(7)	87,383
Premises and equipment	1,787	—	1,787
Core deposit intangible	1,930	—	1,930
Other assets	12,682	147	12,829
Total Assets Acquired	$209,908	$140	$210,048

Deposits	$169,873	$—	$169,873
Federal Home Loan Bank term advances	39,282	—	39,282
Unsecured debt	1,450	—	1,450
Other liabilities and accrued expenses	1,825	117	1,942
Total Liabilities Assumed	$212,430	$117	$212,547

Net Assets Acquired /(Liabilities Assumed)	(2,522)	23	(2,499)
Consideration Paid	6,140	—	6,140
Goodwill Recorded on Acquisition	$8,662	$(23)	$8,639

Considering the closing date of the transaction, the above fair values are preliminary and subject to adjustment as the Company finalizes fair value assessments.  In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment.

15.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic  conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act,  our ability to integrate the branches and operations we acquire, and the associated internal controls and regulatory functions, into our current operations which could adversely affect operating results; and other risk factors discussed in our Annual Report on Form 10-K for the year ending December 31, 2013 and elsewhere in this report. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Quarterly Highlights

•                  Net income of $4.3 million and $0.37 per diluted share, including $0.2 million in acquisition costs, net of tax, associated with the FNBNY acquisition as compared to net income of $3.3 million and $0.36 per diluted share for the second quarter of 2013.

•                  Net interest income increased to $16.8 million for the second quarter of 2014 compared to $12.3 million in 2013.

•                  Net interest margin was 3.36% for the second quarter of 2014 compared to 3.23% for the 2013 period.

•                  Total assets of $2.19 billion at June 30, 2014, increased $292.2 million or 15% compared to December 31, 2013 and increased $460.3 million or 27% compared to June 30, 2013. These increases include total assets of FNBNY acquired on February 14, 2014 of $210.0 million.

•                  Loans held for investment at June 30, 2014 of $1.20 billion increased $187.6 million or 19% over December 31, 2013 and increased $299.9 million or 33% over June 30, 2013. These increases include loans acquired in connection with the FNBNY acquisition.

•                  Deposits of $1.75 billion at June 30, 2014, increased $212.0 million or 14% over December 31, 2013 and increased $296.0 million or 20% compared to June 30, 2013. These increases include deposits acquired from FNBNY.

•                 Allowance for loan losses to total loans ratio, which was calculated inclusive of $74 million of FNBNY acquired loans, was 1.39% as of June 30, 2014 compared to 1.58% at December 31, 2013 and 1.68% at June 30, 2013.

•                  Tier 1 Capital increased by $42.3 million or 30% to $183.0 million as of June 30, 2014, compared to June 30, 2013.

•                  A cash dividend of $0.23 per share was declared in July 2014 for the second quarter.

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

Since April 2010 the Federal Reserve has maintained the federal funds target rate between 0 and 25 basis points as an effort to foster employment. In June 2013, the FOMC announced it would continue purchasing agency mortgage-backed securities and longer term Treasury securities until certain improvements in the economy are achieved. These actions have resulted in a prolonged low interest rate environment reducing yields on interest earning assets and compressing the Company’s net interest margin. The FOMC anticipates maintaining the federal funds target rate until the outlook for employment and inflation are in line with the Committee’s long term objectives.

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

Challenges and Opportunities

As noted earlier, on February 14, 2014, the Company acquired FNBNY. This acquisition increases the Company’s scale and continues the westward expansion into three new markets including Melville (Suffolk County), and two branches in Nassau County; Massapequa and Merrick. To support this acquisition and future growth, the Company completed a public offering on October 8, 2013, with $37.5 million in net proceeds. While these proceeds provided capital to support the acquisition, the additional common shares outstanding negatively impacted earnings per share during the first and second quarter of 2014 and fourth quarter of 2013, respectively.

The Bank continues to face challenges associated with a fragile economic recovery, ever increasing regulations, and the current historically low interest rate environment. Over time, increases in rates should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of our available for sale securities declines when rates increase, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the tenor of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long term benefits.

New regulations required under Dodd-Frank continue to be issued and in July 2013, the regulatory agencies issued final capital rules under Basel III which become effective for our Company in January 2015. The final rules, while more favorable to community banks, require that all banks maintain higher levels of capital. Management believes the Bank’s current capital levels will meet these new requirements. These factors taken together present formidable challenges to the banking industry.

The key to delivering on the Company’s mission is combining its expanding branch network, improving technology, and experienced professionals with the critical element of local decision making. The successful expansion of the franchise’s geographic reach continues to deliver the desired results: increasing core deposits and loans, and generating higher levels of revenue and income.

Corporate objectives for 2014 include: successful integration of the operations of FNBNY; leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow the franchise and continued investments to generate core funding, quality loans and new sources of revenue, remain keys to continue creating long term shareholder value. Management remains committed to branch based banking and during 2014, the Company expects to open two new branches, one in Bay Shore, New York, and one in Smithtown, New York.  In addition, the Bank has filed an application with the OCC to open a branch in Port Jefferson. During the first quarter of 2014, we completed the acquisition of FNBNY and converted their core systems in mid-February 2014. This adds three branches in new markets; Melville, in Suffolk County and Massapequa and Merrick, our first two branches in Nassau County, along with a loan production office in

Manhattan.  Additionally, the Bank also opened a loan production office in Riverhead, New York. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under FASB Accounting Standard Codification (“ASC”) No. 310, “Receivables.” Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at June 30, 2014, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended June 30, 2014 was $4.3 million and $0.37 per diluted share as compared to $3.3 million and $0.36 per diluted share for the same period in 2013.  The increase in net income reflects growth in net interest income, a decrease in provision for loan losses, partially offset by lower non interest income and increased operating expenses. Changes for the three months ended June 30, 2014 compared to June 30, 2013 include: (i) a $4.5 million or 36.6% increase in net interest income as a result of growth in interest earning assets primarily related to loans and investments; (ii) a $0.1 million or 16.7% decrease in the provision for loan losses; (iii) a $0.2 million or 7.1% decrease in total non interest income primarily as a result of decreased net securities gains of $0.3 million; and (iv) a $2.8 million or 29.6% increase in total non interest expense primarily related to an increase of $1.1 million in salary and employee benefits, due to the acquisition of FNBNY and the new Internet banking platform. Additionally there was an increase in occupancy and equipment of $0.5 million, acquisition costs of $0.3 million, and other operating expenses of $0.3 million. The effective income tax rate was 33.4% for the quarter ended June 30, 2014 and compared to 32.5% for the same period last year.

Net income for the six months ended June 30, 2014 was $4.7 million and $0.41 per diluted share and included (i) $3.1 million in acquisition costs, net of tax, associated with the FNBNY acquisition and branch restructuring charges related to a branch relocation and; (ii) $0.7 million of losses, net of tax, on the sales of securities resulting from repositioning of the securities portfolio to mitigate interest rate risk as compared to $6.4 million and $0.70 per diluted share for the same period in 2013.  Other changes for the six months ended June 30, 2014 compared to June 30, 2013 include: (i) a $8.1 million or 33.5% increase in net interest income as a result of growth in interest earning assets primarily related to loans and investments; (ii) a $0.1 million or 4.3% increase in the provision for loan losses; (iii) a $1.5 million or 32.3% decrease in total non-interest income related to higher securities losses of $1.8 million, partially offset by a $0.2 million increase in other income and a $0.1 million increase in title fee income. The effective income tax rate was 33.5% for the six months ended June 30, 2014 compared to 32.2% for the same period last year.

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

	Three months ended June 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$1,156,025	$14,070	4.88%	$864,353	$11,190	5.19%
Mortgage-backed securities, CMOs and other asset-backed securities	547,236	2,948	2.16	373,957	1,469	1.58
Tax exempt securities (2)	98,521	791	3.22	124,134	848	2.74
Taxable securities	228,201	1,192	2.10	194,437	897	1.85
Deposits with banks	11,364	7	0.25	11,076	8	0.29
Total interest earning assets	2,041,347	19,008	3.73	1,567,957	14,412	3.69
Non interest earning assets:
Cash and due from banks	40,922			38,786
Other assets	86,597			51,125
Total assets	$2,168,866			$1,657,868

Interest bearing liabilities:
Savings, NOW and money market deposits	$998,553	$801	0.32%	$815,145	$859	0.42%
Certificates of deposit of $100,000 or more	103,948	209	0.81	119,615	341	1.14
Other time deposits	64,639	121	0.75	38,693	86	0.89
Federal funds purchased and repurchase agreements	74,738	140	0.75	62,541	126	0.81
Federal Home Loan Bank advances	163,880	302	0.74	23,260	48	0.83
Junior Subordinated Debentures	16,002	342	8.57	16,002	342	8.57
Total interest bearing liabilities	1,421,760	1,915	0.54	1,075,256	1,802	0.67
Non interest bearing liabilities:
Demand deposits	556,655			454,283
Other liabilities	14,478			6,923
Total liabilities	1,992,893			1,536,462
Stockholders’ equity	175,973			121,406
Total liabilities and stockholders’ equity	$2,168,866			$1,657,868

Net interest income/interest rate spread (3)		17,093	3.19%		12,610	3.02%

Net interest earning assets/net interest margin (4)	$619,587		3.36%	$492,701		3.23%

Ratio of interest earning assets to interest bearing liabilities			143.58%			145.82%

Less: Tax equivalent adjustment		(278)			(304)

Net interest income		$16,815			$12,306

(1)	Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.
(2)	The above table is presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

	Six months ended June 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1) (2)	$1,110,494	$27,386	4.97%	$837,505	$21,858	5.26%
Mortgage-backed securities, CMOs and other asset-backed securities	498,902	5,240	2.12	361,693	2,912	1.62
Tax exempt securities (2)	101,751	1,649	3.27	131,287	1,779	2.73
Taxable securities	226,013	2,377	2.12	199,939	1,906	1.92
Deposits with banks	11,498	15	0.26	9,682	13	0.27
Total interest earning assets	1,948,658	36,667	3.79	1,540,106	28,468	3.73
Non interest earning assets:
Cash and due from banks	38,634			31,078
Other assets	78,448			49,026
Total assets	$2,065,740			$1,620,210

Interest bearing liabilities:
Savings, NOW and money market deposits	$971,228	$1,638	0.34%	$795,623	$1,743	0.44%
Certificates of deposit of $100,000 or more	94,187	384	0.82	118,934	670	1.14
Other time deposits	58,452	216	0.75	38,974	171	0.88
Federal funds purchased and repurchase agreements	69,196	269	0.78	60,012	250	0.84
Federal Home Loan Bank advances	123,974	547	0.89	19,153	88	0.93
Junior Subordinated Debentures	16,002	683	8.61	16,002	683	8.61
Total interest bearing liabilities	1,333,039	3,737	0.57	1,048,698	3,605	0.69
Non interest bearing liabilities:
Demand deposits	545,188			445,205
Other liabilities	12,213			6,661
Total liabilities	1,890,440			1,500,564
Stockholders’ equity	175,300			119,646
Total liabilities and stockholders’ equity	$2,065,740			$1,620,210

Net interest income/interest rate spread (3)		32,930	3.22%		24,863	3.04%

Net interest earning assets/net interest margin (4)	$615,619		3.41%	$491,408		3.26%

Ratio of interest earning assets to interest bearing liabilities			146.18%			146.86%

Less: Tax equivalent adjustment		(579)			(629)

Net interest income		$32,351			$24,234

(1)	Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.
(2)	The above table is presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2014 Over 2013			2014 Over 2013
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1) (2)	$7,000	$(4,120)	$2,880	$8,883	$(3,355)	$5,528
Mortgage-backed securities, CMOs and other asset-backed securities	825	654	1,479	1,284	1,044	2,328
Tax exempt securities (2)	(675)	618	(57)	(824)	694	(130)
Taxable securities	166	129	295	262	209	471
Deposits with banks	1	(2)	(1)	3	(1)	2
Total interest earning assets	7,317	(2,721)	4,596	9,608	(1,409)	8,199

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	764	(822)	(58)	732	(837)	(105)
Certificates of deposit of $100,000 or more	(41)	(91)	(132)	(87)	(199)	(286)
Other time deposits	116	(81)	35	113	(68)	45
Federal funds purchased and repurchase agreements	65	(51)	14	62	(43)	19
Federal Home Loan Bank advances	331	(77)	254	474	(15)	459
Junior subordinated debentures	—	—	—	—	—	—
Total interest bearing liabilities	1,235	(1,122)	113	1,294	(1,162)	132
Net interest income	$6,082	$(1,599)	$4,483	$8,314	$(247)	$8,067

(1) Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended June 30, 2014 and June 30, 2013

Net interest income was $16.8 million for the three months ended June 30, 2014 compared to $12.3 million for the same period in 2013, an increase of $4.5 million or 36.6%. Net interest margin increased to 3.36% for the quarter ended June 30, 2014, compared to 3.23% for the quarter ended June 30, 2013 as a result of higher yielding investments and lower cost of interest bearing liabilities. The total average interest earning assets increased $473.4 million or 30.2%, yielding 3.73% and the overall funding cost was 0.39%, including demand deposits. The yield on interest earning assets increased approximately 4 basis points from 3.69% to 3.73%. The cost of interest bearing liabilities decreased approximately 13 basis points during the second quarter of 2014 compared to 2013. The increase in average total deposits of $296.1 million and average total borrowings of $152.8 million funded higher yielding securities, which grew $181.4 million, and average net loans increased $291.7 million from the comparable 2013 quarter.

For the three months ended June 30, 2014, average net loans grew by $291.7 million or 33.7% to $1.16 billion as compared to $864.4 million for the same period in 2013, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, and multi-family mortgage loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended June 30, 2014, average total securities increased by $181.4 million or 26.2% to $874.0 million as compared to $692.5 million for the three months ended June 30, 2013. There were no federal funds sold for the three months ended June 30, 2014 and 2013. The average interest earning cash increased by $0.3 million to $11.4 million for the three months ended June 30, 2014 as compared to $11.1 million for the same period in 2013.

Average total interest bearing liabilities were $1.4 billion for the three months ended June 30, 2014 compared to $1.1 billion for the same period in 2013.  The Bank grew deposits as a result of the acquisition of FNBNY, opening two new branches during 2013 as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates, resulted in a decrease in the cost of interest bearing liabilities to 0.54% for the three months ended June 30, 2014 from 0.67% for the same period in 2013.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended June 30, 2014, average total deposits increased by $296.1 million or 20.7% to $1.7 billion from $1.4 billion from the same period in 2013.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $183.4 million or 22.5% to $998.6 million for the three months ended June 30, 2014 compared to $815.1 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $10.3 million or 6.5% to $168.6 million for 2014 as compared to $158.3 million for the same period last year.  Average balances in demand deposits increased $102.4 million or 22.5% to $556.7 million for 2014 as compared to $454.3 million for the same period last year. Average public fund deposits comprised 18.2% of total average deposits during the three months ended June 30, 2014 and 18.0% of total average deposits for the same period in 2013.  Average federal funds purchased and repurchase agreements increased $12.2 million or 19.5% to $74.7 million for the three months ended June 30, 2014 compared to $62.5 million for the same period in the prior year. Average FHLB advances increased $140.6 million to $163.9 million for the three months ended June 30, 2014 compared to $23.3 million for the same period 2013.

Total interest income increased $4.6 million or 32.8% to $18.7 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the three months ended June 30, 2014 from $14.1 million for the same period in 2013.  Interest income on loans increased $2.9 million or 25.8% to $14.1 million for the three months ended June 30, 2014 from $11.2 million for the same period in 2013. The yield on average loans was 4.88% for 2014 as compared to 5.19 % in 2013.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $1.7 million to $4.6 million for the three months ended June 30, 2014 compared to $2.9 million for the same period in 2013.  Interest income on securities included net amortization of premium of $0.8 million and a tax equivalent adjustment of $0.3 million in the second quarter of 2014 compared to net amortization of premium of $1.5 million and tax equivalent adjustment of $0.3 million for the same period in 2013.  The tax adjusted average yield on total securities was 2.26% for 2014 as compared to 1.86% in 2013.

Interest expense was $1.9 million for the three months ended June 30, 2014 compared to $1.8 million for the same period in 2013.

Analysis of Net Interest Income for the Six Months ended June 30, 2014 and June 30, 2013

Net interest income was $32.4 million for the six months ended June 30, 2014 compared to $24.2 million for the same period in 2013, an increase of $8.1 million or 33.5%. Net interest margin increased to 3.41% for the six months ended June 30, 2014, compared to 3.26% for the six months ended June 30, 2013 as a result of higher yielding investments and lower cost of interest bearing liabilities. The total average interest earning assets increased $408.6 million or 26.5%, yielding 3.79% and the overall funding cost was 0.40%, including demand deposits. The yield on interest earning assets increased approximately 6 basis points from 3.73% to 3.79%. The cost of interest bearing liabilities decreased approximately 12 basis points during the six months ended June 30, 2014 compared to the same period in 2013. The increase in average total deposits of $270.3 million and average total borrowings of $114.0 million funded higher yielding securities, which grew $133.7 million, and average net loans increased $273.0 million from the comparable 2013 quarter.

For the six months ended June 30, 2014, average net loans grew by $273.0 million or 32.6% to $1.11 billion as compared to $837.5 million for the same period in 2013, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, multi-family mortgage loans and loans acquired in the FNBNY acquisition. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the six months ended June 30, 2014, average total securities increased by $133.7 million or 19.3% to $826.7 million as compared to $692.9 million for the six months ended June 30, 2013. There were no federal funds sold for the six months ended June 30, 2014 and 2013. Average interest earning cash increased by $1.8 million to $11.5 million for the six months ended June 30, 2014 as compared to $9.7 million for the same period in 2013.

Average total interest bearing liabilities were $1.3 billion for the six months ended June 30, 2014 compared to $1.0 billion for the same period in 2013.  The Bank grew deposits as a result of the acquisition of FNBNY, opening two new branches during 2013 as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates and the lower average balance of higher cost CDs, resulted in a decrease in the cost of interest bearing liabilities to 0.57% for the six months ended June 30, 2014 from 0.69% for the same period in 2013.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the six months ended June 30, 2014, average total deposits increased by $270.3 million or 19.3% to $1.7 billion from $1.4 billion from the same period in 2013.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $175.6 million or 22.1% to $971.2 million for the six months ended June 30, 2014 compared to $795.6 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $5.3 million or 3.3% to $152.6 million for 2014 as compared to $157.9 million for the same period last year.  Average balances in demand deposits increased $100.0 million or 22.5% to $545.2 million for 2014 as compared to $445.2 million for the same period last year. Average public fund deposits comprised 19.3% of total average deposits during the six months ended June 30, 2014 and 18.9% of total average deposits for the same period in 2013. Average federal funds purchased and repurchase agreements increased $9.2 million or 15.3% to $69.2 million for the six months ended June 30, 2014 compared to $60.0 million for the same period in the prior year. Average FHLB advances increased $104.8 million to $124.0 million for the six months ended June 30, 2014 compared to $19.2 million for the same period 2013.

Total interest income increased $8.2 million or 29.6% to $36.1 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the six months ended June 30, 2014 from $27.8 million for the same period in 2013.  Interest income on loans increased $5.5 million or 25.3% to $27.4 million for the six months ended June 30, 2014 from $21.9 million for the same period in 2013. The yield on average loans was 4.97% for 2014 as compared to 5.26 % in 2013.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $2.7 million to $8.7 million for the six months ended June 30, 2014 compared to $6.0 million for the same period in 2013.  Interest income on securities included net amortization of premium of $1.7 million and a tax equivalent adjustment of $0.6 million in the 2014 compared to net amortization of premium of $3.0 million and tax equivalent adjustment of $0.6 million for the same period in 2013.  The tax adjusted average yield on total securities was 2.26% for 2014 as compared to 1.92% in 2013.

Interest expense was $3.7 million for the six months ended June 30, 2014 compared to $3.6 million for the same period in 2013.

Provision and Allowance for Loan Losses

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area of Suffolk County which is located on the eastern portion of Long Island. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio, and the net charge-offs, a provision for loan losses of $0.5 million and $1.2 million was recorded during the three and six months ended June 30, 2014 compared to a provision for loan loss of $0.6 million and $1.2 million that was recorded during the same period in 2013. Net charge-offs were $0.2 million for the quarter ended June 30, 2014 compared to $0.8 million for the year ended December 31, 2013 and $0.4 million for the quarter ended June 30, 2013. The ratio of allowance for loan losses to nonaccrual loans was 717% and 419% at June 30, 2014 and December 31, 2013, respectively. The allowance for loan losses increased to $16.7 million at June 30, 2014 as compared to $16.0 million at December 31, 2013 and $15.1 million at June 30, 2013. As a percentage of total loans, (excluding $74 million of FNBNY acquired loans), the allowance was 1.48% at June 30, 2014 compared to 1.58% at December 31, 2013 and 1.68% at June 30, 2013. In accordance with current accounting guidance, the acquired FNBNY loans were recorded at fair value, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends in Suffolk County and eastern Long Island.

Loans of approximately $44.5 million or 3.7% of total loans at June 30, 2014 were categorized as classified loans compared to $46.6 million or 4.6% at December 31, 2013 and $51.2 million or 5.7% at June 30, 2013. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. At June 30, 2014, classified loans included $6.3 million of acquired FNBNY loans.

At June 30, 2014, approximately $29.9 million of classified loans were commercial real estate (“CRE”) loans, including multi-family loans and were well secured with real estate as collateral. Of the $29.9 million of CRE loans, $27.9 million were current and $2.0 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees. At June 30, 2014, approximately $5.2 million of classified loans were residential real estate loans with $3.2 million current and $2.0 million past due. Commercial, financial, and agricultural loans represented $8.7 million of classified loans with $8.4 million current and $0.3 million past due. Approximately $0.4 million of classified loans represented real estate construction and land loans, which were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.2 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans. There were no multi-family loans that were categorized as classified loans as of December 31, 2013.

CRE loans, including multi-family loans, represented $719.9 million or 60.1% of the total loan portfolio at June 30, 2014 compared to $592.4 million or 58.6% at December 31, 2013 and $485.8 million or 54.0% at June 30, 2013. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values declined. This decline continued into 2009 and stabilized in 2010. The estimated decline in residential and commercial real estate values during this period ranged from 15-20% from the 2007 levels, depending on the nature and location of the real estate.  Real estate values began to improve in 2012 and have continued into 2014.

As of June 30, 2014 and December 31, 2013, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $7.0 million and $8.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans were $2.3 million or 0.19% of total loans at June 30, 2014 and $3.8 million or 0.38% of total loans at December 31, 2013. Approximately $1.0 million of the nonaccrual loans at June 30, 2014 and $2.0 million at December 31, 2013, represent troubled debt restructured loans.

The Bank had $0.6 million other real estate owned at June 30, 2014 and $2.2 million at December 31, 2013 and $0.3 million at June 30, 2013, respectively.

The following table sets forth changes in the allowance for loan losses:

	For the Six Months Ended	For the Year Ended
(Dollars in thousands)	June 30, 2014	December 31, 2013
Allowance for loan losses balance at beginning of period	$16,001	$14,439

Charge-offs:
Commercial real estate mortgage loans	410	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	50	420
Commercial, financial and agricultural loans	98	420
Real estate construction and land loans	—	23
Installment/consumer loans	1	53
Total	559	916

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	20	34
Commercial, financial and agricultural loans	17	87
Real estate construction and land loans	—	2
Installment/consumer loans	1	5
Total	38	128

Net charge-offs	(521)	(788)
Provision for loan losses charged to operations	1,200	2,350
Balance at end of period	$16,680	$16,001

Ratio of annualized net charge-offs during the period to average loans outstanding	(0.09)%	(0.09)%

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	June 30, 2014		December 31, 2013
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$6,675	45.6%	$6,279	47.9%
Multi-family loans	2,097	14.4	1,597	10.6
Residential real estate mortgage loans	2,525	13.4	2,712	15.2
Commercial, financial & agricultural loans	4,190	21.8	4,006	20.7
Real estate construction and land loans	1,035	3.9	1,206	4.7
Installment/consumer loans	158	0.9	201	0.9
Total	$16,680	100.0%	$16,001	100.0%

Non Interest Income

Total non-interest income decreased $0.2 million or 7.1% to $2.3 million for the three months ended June 30, 2014 compared to $2.5 million for the same period in 2013. The decrease was primarily related to an increase in net securities losses of $0.3 million, and was offset by an increase in other operating income of $0.1 million primarily associated with Bank Owned Life Insurance (“BOLI”) compared to the prior year.

Total non-interest income decreased $1.5 million or 32.3% to $3.1 million for the six months ended June 30, 2014 compared to $4.6 million for the same period in 2013. The decrease was primarily the result of net securities losses of $1.1 million compared to net securities gains in 2013 of $0.6 million, and was offset by an increase in other operating income of $0.2 million primarily associated with BOLI compared to the prior year.

Non Interest Expense

Total non-interest expense increased $2.7 million or 29.6% to $12.1 million during the three months ended June 30, 2014 compared to $9.4 million over the same period in 2013. The increase in non-interest expense is primarily attributed to an increase in salaries and benefits of $1.1 million. This increase reflects additional staff associated with the FNBNY acquisition, additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio. Occupancy and equipment increased $0.5 million to $1.9 million compared to $1.4 million in June 2013.  Additionally, there was $0.3 million of FNBNY acquisition costs, $0.3 million in higher costs associated with technology and communication and marketing and advertising and an increase of $0.3 million in other operating expenses.

Total non-interest expense increased $8.8 million or 48.6% to $27.1 million during the six months ended June 30, 2014 compared to $18.3 million over the same period in 2013. The increase in non-interest expense is primarily attributed to $4.7 million of FNBNY acquisition costs and a branch restructuring charge related to a branch relocation. Additionally, salaries and employee benefits increased $1.9 million or 17.7% to $12.6 million for the six months ended June 30, 2014 from $10.7 million for the same period in 2013. The increase reflects additional staff associated with the FNBNY acquisition, additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio. Occupancy and equipment expense increased $0.9 million to $3.5 million as of June 30, 2014 as compared to $2.6 million for the same period last year. Technology and communications increased $0.3 million as of June 30, 2014 to $1.5 million as compared to $1.2 million for the same period last year. Other operating expenses increased $0.3 million for the six months ended June 30, 2014 to $2.1 million as compared to $1.8 million for the six months ended June 30, 2013.

Income Taxes

The provision for income taxes increased $0.6 million or 38.2% to $2.2 million for the three months ended June 30, 2014 compared to $1.6 million for the three months ended June 30, 2013 primarily due to higher pretax income. The effective tax rate was 33.4% for the three months ended June 30, 2014 and 32.5% for the three months ended June 30, 2013.

The provision for income taxes decreased $0.6 million or 21.3% to $2.4 million for the six months ended June 30, 2014 compared to $3.0 million for the six months ended June 30, 2013 primarily due to lower pretax income. The effective tax rate for the six months ended June 30, 2014 increased to 33.5% from 32.2% for the same period last year. The increase in the effective rate was a result of certain non-deductible acquisition costs and a lower percentage of interest income from tax exempt securities.

Financial Condition

Total assets grew $460.3 million to $2.19 billion, a 26.6% increase over the June 30, 2013 level of $1.73 billion, and increased 15.4% over the December 31, 2013 level of $1.90 billion. This increase reflects strong organic growth in new and existing markets as well as $210 million in acquired assets from FNBNY on February 14, 2014.

Cash and due from banks increased $8.4 million and interest earning deposits with banks increased $9.2 million compared to December 31, 2013. Total securities increased $57.6 million or 7.4% to $834.1 million and net loans increased $186.9 million or 18.7% to $1.18 billion compared to December 31, 2013 levels. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Goodwill and Other Intangible assets increased $10.4 million compared to December 31, 2013. Goodwill of $8.6 million and $1.9 million core deposit intangible was recorded in connection with the FNBNY acquisition. Total deposits increased $212.0 million to $1.75 billion at June 30, 2014 compared to $1.54 billion at December 31, 2013. Deposit growth includes deposits acquired from FNBNY. Demand deposits decreased $16.4 million to $566.5 million as of June 30, 2014 compared to $582.9 million at December 31, 2013. Savings, NOW and money market deposits increased $161.6 million to $1.02 billion at June 30, 2014 from $855.2 million at December 31, 2013. Certificates of deposit of

$100,000 or more increased $40.5 million to $104.9 million at June 30, 2014, from $64.4 million at December 31, 2013. Other time deposits increased $26.3 million to $62.8 million at June 30, 2014, from $36.5 million at December 31, 2013.

Federal funds purchased were $70.0 million as of June 30, 2014 compared to $64.0 million at December 31, 2013. Federal Home Loan Bank advances were $146.1 million as of June 30, 2014, inclusive of advances acquired from FNBNY, and $98.0 million for December 31, 2013. Repurchase agreements were $11.4 million at June 30, 2014 and December 31, 2013. Junior subordinated debentures remained at $16.0 million as of June 30, 2014 compared to December 31, 2013. Other liabilities and accrued expenses increased $12.8 million to $21.6 million as of June 30, 2014 from $8.8 million as of December 31, 2013. Stockholders’ equity was $172.9 million at June 30, 2014, an increase of $13.4 million or 8.4% from December 31, 2013, reflecting net income of $4.7 million and $0.5 million related to stock based compensation plans, the issuance of $5.9 million in common equity in connection with the acquisition of FNBNY, a decrease in the unrealized loss on available for sale securities of $7.6 million, partially offset by $5.3 million paid in dividends. In July 2014, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Holding Company’s principal sources of liquidity included cash and cash equivalents of $6.2 million as of June 30, 2014, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the six months ended June 30, 2014, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of July 1, 2014, the Bank has $33.0 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At June 30, 2014, the Bank had aggregate lines of credit of $295.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $275.0 million is available on an unsecured basis. As of June 30, 2014, the Bank had $70.0 million in overnight borrowings outstanding under these lines.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of June 30, 2014, the Bank had $72.0 million outstanding in FHLB overnight borrowings and an additional $74.1 million outstanding in FHLB term borrowings. The Bank had $10.0 million of securities sold under agreements to repurchase outstanding as of June 30, 2014 with brokers and $1.4 million outstanding with customers.  As of December 31, 2013, the Bank had $10.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.4 million outstanding with customers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of June 30, 2014, the Bank had $11.0 million outstanding in brokered certificates of deposits and $3.0 million outstanding in brokered money market accounts.  As of December 31, 2013 the Bank had did not have any brokered deposits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of June 30, 2014, the Company and the Bank met all capital adequacy requirements.

The Company has the ability to issue additional common stock and/or preferred stock should the need arise.

At June 30, 2014 and December 31, 2013, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)

As of June 30,	2014
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$199,871	13.6%	$117,215	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	183,015	12.5%	58,607	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	183,015	8.5%	86,287	4.0%	n/a	n/a

As of December 31,	2013
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$202,039	16.3%	$99,108	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	186,547	15.1%	49,554	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	186,547	10.3%	72,476	4.0%	n/a	n/a

Bridgehampton National Bank

As of June 30,	2014
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$193,631	13.2%	$117,199	8.0%	$146,499	10.0%
Tier 1 Capital (to risk weighted assets)	176,775	12.1%	58,600	4.0%	87,899	6.0%
Tier 1 Capital (to average assets)	176,775	8.2%	86,286	4.0%	107,857	5.0%

As of December 31,	2013
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$164,494	13.3%	$99,084	8.0%	$123,855	10.0%
Tier 1 Capital (to risk weighted assets)	149,005	12.0%	49,542	4.0%	74,313	6.0%
Tier 1 Capital (to average assets)	149,005	8.2%	72,464	4.0%	90,580	5.0%

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

The Company’s Asset and Liability Committee evaluates periodically, but at least four times a year, the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the full Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be better able to respond to changes in interest rates

At June 30, 2014, $748.8 million or 88.6% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at June 30, 2014:

	June 30, 2014
Change in Interest	Potential Change
Rates in Basis Points	in Net
(Dollars in thousands)	Interest Income
	$ Change	% Change
200	$(4,168)	(6.21)%
100	$(2,133)	(3.18)%
Static	—	—
(100)	$180	0.27%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following financial statements from Bridge Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014, filed on August 8, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

BRIDGE BANCORP, INC.
Registrant

August 8, 2014	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

August 8, 2014	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer