Form 10-Q
period 2014-09-30
BRIDGE BANCORP INC
filed 2014-11-07
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 11,650,722 shares of common stock outstanding as of November 3, 2014.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$40,481	$39,997
Interest earning deposits with banks	7,280	5,576
Total cash and cash equivalents	47,761	45,573

Securities available for sale, at fair value	612,901	575,179
Securities held to maturity (fair value of $209,789 and $197,339, respectively)	209,777	201,328
Total securities	822,678	776,507

Securities, restricted	10,600	7,034

Loans held for investments	1,243,560	1,013,263
Allowance for loan losses	(17,017)	(16,001)
Loans, net	1,226,543	997,262

Premises and equipment, net	31,862	27,983
Accrued interest receivable	6,467	5,648
Goodwill	10,668	2,034
Core deposit intangible	892	190
Bank owned life insurance	30,409	10,035
Prepaid pension	10,006	8,586
Other real estate owned	577	2,242
Other assets	17,790	13,652
Total Assets	$2,216,253	$1,896,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$605,456	$582,938
Savings, NOW and money market deposits	1,040,566	855,246
Certificates of deposit of $100,000 or more	97,170	64,445
Other time deposits	60,061	36,450
Total deposits	1,803,253	1,539,079

Federal Funds Purchased	41,000	64,000
Federal Home Loan Bank advances	150,955	98,000
Repurchase agreements	11,774	11,370
Junior subordinated debentures	16,002	16,002
Other liabilities and accrued expenses	18,294	8,835
Total Liabilities	2,041,278	1,737,286

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 11,644,370 and 11,317,367 shares issued, respectively; 11,644,370 and 11,307,607 shares outstanding, respectively	116	113
Surplus	118,368	111,377
Retained earnings	63,065	61,441
Less: Treasury Stock at cost, 0 and 9,760 shares, respectively	—	(235)
	181,549	172,696
Accumulated other comprehensive loss, net of income tax	(6,574)	(13,236)
Total Stockholders’ Equity	174,975	159,460
Total Liabilities and Stockholders’ Equity	$2,216,253	$1,896,746

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of  Income (unaudited)

(In thousands, except per share amounts)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans (including fee income)	$14,995	$11,583	$42,377	$33,433
Mortgage-backed securities, CMOs and other asset-backed securities	2,687	1,796	7,927	4,708
U.S. GSE securities	623	749	2,128	2,199
State and municipal obligations	613	650	2,005	1,976
Corporate Bonds	195	100	560	301
Deposits with banks	8	7	23	20
Other interest and dividend income	98	28	287	115
Total interest income	19,219	14,913	55,307	42,752

Interest expense:
Savings, NOW and money market deposits	808	905	2,446	2,648
Certificates of deposit of $100,000 or more	203	257	587	927
Other time deposits	111	86	327	257
Federal funds purchased and repurchase agreements	149	123	418	373
Federal Home Loan Bank advances	245	153	792	241
Junior subordinated debentures	341	341	1,024	1,024
Total interest expense	1,857	1,865	5,594	5,470

Net interest income	17,362	13,048	49,713	37,282
Provision for loan losses	500	500	1,700	1,650
Net interest income after provision for loan losses	16,862	12,548	48,013	35,632

Non-interest income:
Service charges on deposit accounts	765	777	2,442	2,424
Fees for other customer services	1,050	925	2,596	2,486
Net securities gains (losses)	9	11	(1,119)	659
Title fee income	400	357	1,183	1,041
Other operating income (loss)	338	(10)	554	22
Total non-interest income	2,562	2,060	5,656	6,632

Non-interest expense:
Salaries and employee benefits	6,656	5,292	19,274	16,012
Occupancy and equipment	1,997	1,407	5,545	4,016
Technology and communications	811	726	2,294	1,885
Marketing and advertising	726	589	1,796	1,470
Professional services	433	336	1,189	957
FDIC assessments	318	239	952	675
Acquisition costs and branch restructuring	—	338	4,734	338
Amortization of core deposit intangible	96	14	250	45
Other operating expenses	1,057	920	3,197	2,726
Total non-interest expense	12,094	9,861	39,231	28,124

Income before income taxes	7,330	4,747	14,438	14,140
Income tax expense	2,459	1,624	4,843	4,652
Net income	$4,871	$3,123	$9,595	$9,488
Basic earnings per share	$0.42	$0.34	$0.83	$1.04
Diluted earnings per share	$0.42	$0.34	$0.83	$1.04

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$4,871	$3,123	$9,595	$9,488
Other comprehensive (loss) income:
Change in unrealized net (losses) gains on securities available for sale, net of reclassification and deferred income taxes	(813)	(2,237)	6,777	(11,380)
Adjustment to pension liability, net of deferred income taxes	(3)	44	(10)	132
Unrealized gains (losses) on cash flow hedge, net of deferred income taxes	242	(331)	(105)	(158)
Total other comprehensive (loss) income	(574)	(2,524)	6,662	(11,406)
Comprehensive income (loss)	$4,297	$599	$16,257	$(1,918)

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	$113	$111,377	$61,441	$(235)	$(13,236)	$159,460
Net income			9,595			9,595
Shares issued under the dividend reinvestment plan (“DRP”)		475				475
Shares issued in the acquisition of FNBNY Bancorp, net of offering costs (240,598 shares)	2	5,946				5,948
Stock awards granted and distributed	1	(432)		431		—
Stock awards forfeited		58		(58)		—
Vesting of stock awards				(147)		(147)
Exercise of stock options		(2)		9		7
Income tax effect of stock plans		30				30
Share based compensation expense		916				916
Cash dividend declared, $0.69 per share			(7,971)			(7,971)
Other comprehensive income, net of deferred income taxes					6,662	6,662
Balance at September 30, 2014	$116	$118,368	$63,065	$—	$(6,574)	$174,975

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	$89	$64,208	$55,102	$(309)	$(418)	$118,672
Net income			9,488			9,488
Shares issued under the dividend reinvestment plan (“DRP”)	3	5,608				5,611
Stock awards granted and distributed	1	(435)		434		—
Stock awards forfeited		79		(79)		—
Vesting of stock awards				(149)		(149)
Income tax effect of stock plans		(9)				(9)
Share based compensation expense		977				977
Cash dividend declared, $0.46 per share			(4,177)			(4,177)
Other comprehensive loss, net of deferred income taxes					(11,406)	(11,406)
Balance at September 30, 2013	$93	$70,428	$60,413	$(103)	$(11,824)	$119,007

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the
	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net Income	$9,595	$9,488
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	1,650
Depreciation and amortization	1,860	1,498
Net amortization on securities	2,600	4,280
Increase in cash surrender value of bank owned life insurance	(374)	—
Amortization of core deposit intangible	250	45
Share based compensation expense	916	977
Net securities losses (gains)	1,119	(659)
Increase in accrued interest receivable	(819)	(18)
Decrease (increase) in other assets	3,344	(1,822)
Increase in accrued expenses and other liabilities	2,899	806
Net cash provided by operating activities	23,090	16,245

Cash flows from investing activities:
Purchases of securities available for sale	(328,512)	(228,021)
Purchases of securities, restricted	(326,562)	(49,843)
Purchases of securities held to maturity	(41,310)	(55,105)
Proceeds from sales of securities available for sale	350,010	129,431
Redemption of securities, restricted	325,596	48,397
Maturities, calls and principal payments of securities available for sale	53,750	117,771
Maturities, calls and principal payments of securities held to maturity	32,236	69,950
Net increase in loans	(143,457)	(135,394)
Proceeds from sales of other real estate owned, net	2,242	218
Purchase of bank owned life insurance	(20,000)	—
Purchase of premises and equipment	(3,951)	(3,327)
Net cash acquired in business combination	2,926	—
Net cash used in investing activities	(97,032)	(105,923)

Cash flows from financing activities:
Net increase in deposits	94,301	53,702
Net decrease in federal funds purchased	(23,000)	(3,500)
Net increase in FHLB advances	13,673	25,000
Repayment of acquired unsecured debt	(1,450)	—
Net increase (decrease) in repurchase agreements	404	(1,075)
Net proceeds from issuance of common stock	475	5,611
Net proceeds from exercise of stock options	7	—
Repurchase of surrendered stock from vesting of restricted stock awards	(147)	(149)
Excess tax benefit (expense) from share based compensation	30	(9)
Cash dividends paid	(7,971)	(4,177)
Other, net	(192)	—
Net cash provided in financing activities	76,130	75,403

Net increase (decrease) in cash and cash equivalents	2,188	(14,275)
Cash and cash equivalents at beginning of period	45,573	51,249
Cash and cash equivalents at end of period	$47,761	$36,974

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$5,508	$5,398
Income tax	$883	$4,152

Noncash investing and financing activities:
Securities which settled in the subsequent period	$4,235	$3,000
Transfers from portfolio loans to OREO	$577	$—

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$207,326	$—
Fair value of liabilities assumed	$212,747	$—

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The computation of EPS for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended,		Nine months ended,
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net Income	$4,871	$3,123	$9,595	$9,488
Less: Dividends paid on and earnings allocated to participating securities	(119)	(85)	(218)	(254)
Income attributable to common stock	$4,752	$3,038	$9,377	$9,234

Weighted average common shares outstanding, including participating securities	11,674	9,241	11,616	9,109
Less: weighted average participating securities	(284)	(248)	(276)	(242)
Weighted average common shares outstanding	11,390	8,993	11,340	8,867
Basic earnings per common share	$0.42	$0.34	$0.83	$1.04

Income attributable to common stock	$4,752	$3,038	$9,377	$9,234

Weighted average common shares outstanding	11,390	8,993	11,340	8,867
Weighted average common equivalent shares outstanding	—	—	—	—
Weighted average common and equivalent shares outstanding	11,390	8,993	11,340	8,867
Diluted earnings per common share	$0.42	$0.34	$0.83	$1.04

There were 41,100 and 49,362 options outstanding at September 30, 2014 and September 30, 2013, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at September 30, 2014, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

No new grants of stock options were awarded and no compensation expense was attributable to stock options for the nine months ended September 30, 2014 and September 30, 2013 because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of options exercised during the nine months ended September 30, 2014 and September 30, 2013, was $1,000 and $0, respectively. The intrinsic value of options outstanding and exercisable at September 30, 2014 and September 30, 2013 was $0.

A summary of the status of the Company’s stock options as of and for the nine months ended September 30, 2014 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, January 1, 2014	45,395	$25.54
Granted	—	—
Exercised	(1,274)	$24.00
Forfeited	(2,460)	$25.25
Expired	(561)	$24.00
Outstanding, September 30, 2014	41,100	$25.62	1.96 years	—
Vested and Exercisable, September 30, 2014	41,100	$25.62	1.96 years	—

	Number of	Exercise
Range of Exercise Prices	Options	Price
	35,969	$25.25
	3,000	$26.55
	2,131	$30.60
	41,100

During the nine months ended September 30, 2014 restricted stock awards of 80,073 shares were granted. Of the 80,073 shares granted, 53,425 shares vest over seven years with a third vesting after years five, six and seven, 20,398 shares vest over five years with a third vesting after years three, four and five and the remaining 6,250 shares vest ratably over approximately two years. During the nine months ended September 30, 2013, restricted stock awards of 72,940 shares were granted. Of the 72,940 shares granted, 51,175 shares vest over seven years with one third vesting after each of the years five, six and seven; 12,652 shares vest over five years with one third vesting after each of the years three, four and five; and the remaining 9,113 shares vest ratably over approximately five years. Compensation expense attributable to restricted stock awards was $289,000 and $803,000 for the three and nine months ended September 30, 2014, respectively, and $281,000 and $868,000 for the three and nine months ended September 30, 2013, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the nine months ended September 30, 2014 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2014	197,599	$21.18
Granted	80,073	$25.32
Vested	(23,695)	$21.58
Forfeited	(2,398)	$22.33
Unvested, September 30, 2014	251,579	$22.45

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $34,000 and $113,000 for the three and nine months ended September 30, 2014, respectively, and $34,000 and $109,000 for the three and nine months ended September 30, 2013, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$104,296	$7	$(3,522)	$100,781
State and municipal obligations	64,823	404	(268)	64,959
U.S. GSE residential mortgage-backed securities	99,054	3	(349)	98,708
U.S. GSE residential collateralized mortgage obligations	278,002	77	(4,752)	273,327
U.S. GSE commercial mortgage-backed securities	3,032	—	(120)	2,912
U.S. GSE commercial collateralized mortgage obligations	25,206	63	(151)	25,118
Other Asset backed securities	29,189	4	—	29,193
Corporate Bonds	17,950	59	(106)	17,903
Total available for sale	621,552	617	(9,268)	612,901

Held to maturity:
U.S. GSE securities	11,276	73	(69)	11,280
State and municipal obligations	55,267	1,648	(86)	56,829
U.S. GSE residential mortgage-backed securities	7,090	—	(173)	6,917
U.S. GSE residential collateralized mortgage obligations	61,757	575	(1,663)	60,669
U.S. GSE commercial mortgage-backed securities	13,298	93	(88)	13,303
U.S. GSE commercial collateralized mortgage obligations	38,157	239	(666)	37,730
Corporate Bonds	22,932	142	(13)	23,061
Total held to maturity	209,777	2,770	(2,758)	209,789
Total securities	$831,329	$3,387	$(12,026)	$822,690

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$164,278	$15	$(11,536)	$152,757
State and municipal obligations	62,141	602	(1,087)	61,656
U.S. GSE residential mortgage-backed securities	14,609	36	(210)	14,435
U.S. GSE residential collateralized mortgage obligations	285,595	559	(6,963)	279,191
U.S. GSE commercial mortgage-backed securities	3,076	—	(242)	2,834
U.S. GSE commercial collateralized mortgage obligations	26,740	194	(24)	26,910
Non Agency commercial mortgage-backed securities	3,658	—	(80)	3,578
Other Asset backed securities	34,970	42	(1,194)	33,818
Total available for sale	595,067	1,448	(21,336)	575,179

Held to maturity:
U.S. GSE securities	11,254	—	(375)	10,879
State and municipal obligations	67,232	863	(179)	67,916
U.S. GSE residential mortgage-backed securities	8,001	—	(312)	7,689
U.S. GSE residential collateralized mortgage obligations	68,197	537	(3,655)	65,079
U.S. GSE commercial mortgage-backed securities	10,132	—	(356)	9,776
U.S. GSE commercial collateralized mortgage obligations	13,627	—	(706)	12,921
Corporate Bonds	22,885	203	(9)	23,079
Total held to maturity	201,328	1,603	(5,592)	197,339
Total securities	$796,395	$3,051	$(26,928)	$772,518

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at September 30, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$15,983	$16,081
One to five years	31,614	31,773
Five to ten years	132,528	129,309
Beyond ten years	441,427	435,738
Total	$621,552	$612,901

Held to maturity:
Within one year	$12,407	$12,442
One to five years	34,983	35,157
Five to ten years	45,316	46,272
Beyond ten years	117,071	115,918
Total	$209,777	$209,789

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
September 30, 2014		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$—	$—	$100,509	$3,522
State and municipal obligations	12,118	60	12,752	208
U.S. GSE residential mortgage-backed securities	86,937	285	1,539	64
U.S. GSE residential collateralized mortgage obligations	122,023	879	113,484	3,873
U.S. GSE commercial mortgage-backed securities	—	—	2,912	120
U.S. GSE commercial collateralized mortgage obligations	18,549	151	—	—
Other Asset backed securities	—	—	—	—
Corporate Bonds	9,894	106	—	—
Total available for sale	249,521	1,481	231,196	7,787

Held to maturity:
U.S. GSE securities	—	—	78,384	69
State and municipal obligations	7,761	86	—	—
U.S. GSE residential mortgage-backed securities	—	—	6,917	173
U.S. GSE residential collateralized mortgage obligations	8,914	86	31,892	1,577
U.S. GSE commercial mortgage-backed securities	—	—	4,152	88
U.S. GSE commercial collateralized mortgage obligations	14,290	160	8,461	506
Corporate Bonds	5,987	13	—	—
Total held to maturity	$36,952	$345	$129,806	$2,413

	Less than 12 months		Greater than 12 months
December 31, 2013		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$128,468	$8,915	$23,966	$2,621
State and municipal obligations	23,765	1,046	966	41
U.S. GSE residential mortgage-backed securities	10,410	210	—	—
U.S. GSE residential collateralized mortgage obligations	218,415	6,476	12,757	487
U.S. GSE commercial mortgage-backed securities	2,834	242	—	—
U.S. GSE commercial collateralized mortgage obligations	4,912	24	—	—
Non Agency commercial mortgage-backed securities	3,578	80	—	—
Other Asset backed securities	21,144	1,103	2,906	91
Total available for sale	413,526	18,096	40,595	3,240

Held to maturity:
U.S. GSE securities	10,879	375	—	—
State and municipal obligations	24,079	178	385	1
U.S. GSE residential mortgage-backed securities	7,689	312	—	—
U.S. GSE residential collateralized mortgage obligations	29,570	2,169	17,752	1,486
U.S. GSE commercial mortgage-backed securities	9,776	356	—	—
U.S. GSE commercial collateralized mortgage obligations	12,921	706	—	—
Corporate Bonds	1,993	7	999	2
Total held to maturity	$96,907	$4,103	$19,136	$1,489

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

At September 30, 2014, the majority of unrealized losses on both the available for sale and held to maturity securities are related to the Company’s U.S. GSE securities and U.S. GSE residential collateralized mortgage obligations.  The decrease in fair value of the U.S. GSE securities and U.S. GSE residential collateralized mortgage obligations is attributable to changes in interest rates and not credit quality.  The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Proceeds from sales of securities available for sale were $115.3 million and $54.3 million for the three months ended September 30, 2014 and 2013, respectively.  Proceeds from sales of securities available for sale were $350.0 million and $129.4 million for the nine months ended September 30, 2014 and 2013, respectively.  Net gains of $9,000 and $11,000 were realized on these sales during the three months ended September 30, 2014 and 2013, respectively.   Net losses of $1.1 million and net gains of $0.7 million were realized on these sales during the nine months ended September 30, 2014 and 2013, respectively.  Proceeds from calls of securities were $0.3 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively.  Proceeds from calls of securities were $2.8 million and $47.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Securities having a fair value of approximately $378.7 million and $397.5 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Bank did not hold any trading securities during the nine months ended September 30, 2014 or the year ended December 31, 2013.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $10.6 million and $7.0 million in FHLB, ACBB and FRB stock at September 30, 2014 and December 31, 2013.  These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		September 30, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$100,781		$100,781
State and municipal obligations	64,959		64,959
U.S. GSE residential mortgage-backed securities	98,708		98,708
U.S. GSE residential collateralized mortgage obligations	273,327		273,327
U.S. GSE commercial mortgage-backed securities	2,912		2,912
U.S. GSE commercial collateralized mortgage obligations	25,118		25,118
Other Asset backed securities	29,193		29,193
Corporate Bonds	17,903		17,903
Total available for sale	$612,901		$612,901

Financial Liabilities:
Derivatives	$(338)		$(338)

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$152,757		$152,757
State and municipal obligations	61,656		61,656
U.S. GSE residential mortgage-backed securities	14,435		14,435
U.S. GSE residential collateralized mortgage obligations	279,191		279,191
U.S. GSE commercial mortgage-backed securities	2,834		2,834
U.S. GSE commercial collateralized mortgage obligations	26,910		26,910
Non Agency commercial mortgage-backed securities	3,578		3,578
Other Asset backed securities	33,818		33,818
Total available for sale	$575,179		$575,179

Financial Liabilities:
Derivatives	$(164)		$(164)

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2014 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—			$—
Other real estate owned	577			577

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,329			$1,329
Other real estate owned	2,242			2,242

Impaired loans with allocated allowance for loan losses at September 30, 2014, had an outstanding balance of $0.1 with a valuation allowance of $0.1 which resulted in a net carrying amount of zero. No additional provision for loan losses was necessary for the nine months ended September 30, 2014. Impaired loans with allocated allowance for loan losses at December 31, 2013, had a carrying amount of $1.3 million, which is made up of the outstanding balance of $1.5 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million for the twelve months ended December 31, 2013.

Other real estate owned at September 30, 2014 and December 31, 2013 had a carrying amount of $0.6 million and $2.2 million, respectively, and no valuation allowance recorded.  Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income. The Company deemed ASC 2011-04 disclosures of significant unobservable inputs to be immaterial to the overall consolidated financial statement presentation given the low level of impaired loans and other real estate owned.

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

Impaired Loans: For impaired loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of other real estate owned is also evaluated in accordance with current accounting guidance and determined based upon recent appraised values. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, and market rate of leases as well as timing of comparable sales. All appraisals undergo a second review process to insure that the methodology employed and the values derived are accurate. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of September 30, 2014 and December 31, 2013.

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

The estimated fair values and recorded carrying amounts of the Bank’s financial instruments at September 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at
		September 30, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$40,481	$40,481	$—	$—	$40,481
Interest bearing deposits with banks	7,280	—	7,280	—	7,280
Securities available for sale	612,901	—	612,901	—	612,901
Securities restricted	10,600	n/a	n/a	n/a	n/a
Securities held to maturity	209,777	—	209,789	—	209,789
Loans, net	1,226,543	—	—	1,230,940	1,230,940
Accrued interest receivable	6,467	—	2,807	3,660	6,467

Financial liabilities:
Certificates of deposit	157,231	—	158,444	—	158,444
Demand and other deposits	1,646,022	1,646,022	—	—	1,646,022
Federal funds purchased	41,000	41,000	—	—	41,000
Federal Home Loan Bank overnight borrowings	7,000	6,999	—	—	6,999
Federal Home Loan Bank term advances	143,955	—	145,170	—	145,170
Repurchase agreements	11,774	—	12,191	—	12,191
Junior Subordinated Debentures	16,002	—	—	16,320	16,320
Derivatives	338	—	338	—	338
Accrued interest payable	310	76	234	—	310

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$39,997	$39,997	$—	$—	$39,997
Interest bearing deposits with banks	5,576	—	5,576	—	5,576
Securities available for sale	575,179	—	575,179	—	575,179
Securities restricted	7,034	n/a	n/a	n/a	n/a
Securities held to maturity	201,328	—	197,338	—	197,338
Loans, net	997,262	—	—	1,002,314	1,002,314
Accrued interest receivable	5,648	—	2,747	2,901	5,648

Financial liabilities:
Certificates of deposit	100,895	—	101,509	—	101,509
Demand and other deposits	1,438,184	1,438,184	—	—	1,438,184
Federal funds purchased	64,000	64,000		—	64,000
Federal Home Loan Bank overnight borrowings	58,000	57,994	—	—	57,994
Federal Home Loan Bank term advances	40,000	—	40,060	—	40,060
Repurchase agreements	11,370	—	11,803	—	11,803
Junior Subordinated Debentures	16,002	—	—	15,215	15,215
Derivatives	164	—	164	—	164
Accrued interest payable	225	76	149	—	225

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	September 30, 2014	December 31, 2013
Commercial real estate mortgage loans	$560,157	$484,900
Multi-family mortgage loans	197,062	107,488
Residential real estate mortgage loans	156,880	153,417
Commercial, financial, and agricultural loans	266,668	209,452
Real estate-construction and land loans	51,301	46,981
Installment/consumer loans	9,519	9,287
Total loans	1,241,587	1,011,525
Net deferred loan costs and fees	1,973	1,738
	1,243,560	1,013,263
Allowance for loan losses	(17,017)	(16,001)
Net loans	$1,226,543	$997,262

On February 14, 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively, “FNBNY”) resulting in the addition of  $87.4 million of acquired loans recorded at their fair value.  There were approximately $68.5 million of acquired FNBNY loans remaining as of September 30, 2014.

Lending Risk

The principal business of the Bank is lending, primarily in commercial real estate mortgage loans, multi-family mortgage loans, residential real estate mortgage loans, construction loans, home equity loans, commercial and industrial loans, land loans and consumer loans. The Bank considers its primary lending area to be Long Island in Suffolk County, New York, and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

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

Real Estate Construction and Land Loans

Loans in this classification primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived primarily from sale of the lots/units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent this class includes commercial development projects that the Company finances, which in most cases require interest only payments during construction, and then convert to permanent financing. Credit risk is affected by construction delays, cost overruns, market conditions and the availability of permanent financing; to the extent such permanent financing is not being provided by us.

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

The following table represents loans by class categorized by internally assigned risk grades as of September 30, 2014 and December 31, 2013:

	Grades:
September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$219,984	$10,533	$5,993	$—	$236,510
Non-owner occupied	317,008	2,052	4,587	—	323,647
Multi-Family	193,946	1,769	1,347	—	197,062
Residential real estate:
Residential mortgage	88,170	176	2,241		90,587
Home equity	63,619	1,015	1,659		66,293
Commercial:
Secured	90,946	1,108	2,114	—	94,168
Unsecured	166,640	4,227	1,633	—	172,500
Real estate construction and land loans	50,933	—	368	—	51,301
Installment/consumer loans	9,275	140	104	—	9,519
Total loans	$1,200,521	$21,020	$20,046	$—	$1,241,587

At September 30, 2014 there were $1.8 million and $2.5 million, respectively, of acquired FNBNY loans included in the special mention and substandard grades.

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

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans, as defined by ASC 310-10:

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$188	$—	$599	$787	$235,723	$236,510
Non-owner occupied	309	—	180	180	489	323,158	323,647
Multi-Family	—	—	—	—	—	197,062	197,062
Residential real estate:
Residential mortgages	—	—	—	763	763	89,824	90,587
Home equity	194	291	126	812	1,297	64,996	66,293
Commercial:
Secured	74	76	—	47	197	93,971	94,168
Unsecured	27	—	—	130	157	172,343	172,500
Real estate construction and land loans	—	—	—		—	51,301	51,301
Installment/consumer loans	—	—	—	5	5	9,514	9,519
Total loans	$604	$555	$306	$2,536	$3,695	$1,237,892	$1,241,587

At September 30, 2014 there were no FNBNY acquired loans that were 30-89 days past due.  Loans 90 days or more past due that are still accruing interest are accruing since management can reasonably estimate future cash flows and expect to fully collect the carrying value of these loans, the majority of which are FNBNY acquired loans.

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

Impaired Loans

As of September 30, 2014 and December 31, 2013, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $6.9 million and $8.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

For individually impaired loans, the following tables set forth by class of loans at September 30, 2014 and December 31, 2013 the recorded investment, unpaid principal balance and related allowance.  The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months and  nine months ended September 30, 2014 and 2013:

				Three Months Ended		Nine Months Ended
	September 30, 2014			September 30, 2014		September 30, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,619	$3,761	$—	$3,909	$28	$4,010	$85
Non-owner occupied	1,206	1,523	—	959	16	964	48
Residential real estate:
Residential mortgages	763	1,562	—	815	—	834	—
Home equity	612	1,077	—	651	—	691	—
Commercial:
Secured	348	348	—	351	6	356	19
Unsecured	276	276	—	196	3	177	9
Total with no related allowance recorded	$6,824	$8,547	$—	$6,881	$53	$7,032	$161

With an allowance recorded:
Residential real estate - Home equity	74	89	74	74	—	76	—
Total with an allowance recorded:	$74	$89	$74	$74	$—	$76	$—

Total:
Commercial real estate:
Owner occupied	$3,619	$3,761	$—	$3,909	$28	$4,010	$85
Non-owner occupied	1,206	1,523	—	959	16	964	48
Residential real estate:
Residential mortgages	763	1,562	—	815	—	834	—
Home equity	686	1,166	74	725	—	767	—
Commercial:
Secured	348	348	—	351	6	356	19
Unsecured	276	276	—	196	3	177	9
Total	$6,898	$8,636	$74	$6,955	$53	$7,108	$161

				Three Months Ended		Nine Months Ended
	December 31, 2013			September 30, 2013		September 30, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,696	$3,805	$—	$3,715	$29	$3,740	$88
Non-owner occupied	917	917	—	916	16	916	45
Residential real estate:
First lien	1,463	2,213	—	1,432	6	1,487	20
Home equity	689	1,046	—	898	—	870	—
Commercial:
Secured	352	352	—	450	7	457	20
Unsecured	174	—	—	237	2	243	4
Total with no related allowance recorded	7,291	8,333	—	7,648	60	7,713	177

With an allowance recorded:
Commercial real estate - Owner occupied	720	720	94	721	—	320	—
Commercial real estate - Non-owner occupied	617	617	22	617	—	481	—
Residential real estate - First lien	152	156	42	152	—	137	—
Residential real estate - Home equity	78	89	80	80	—	82	—
Commercial - Secured	—	—	—	—	—	—	—
Commercial - Unsecured	—	—	—	—	—	—	—
Total with an allowance recorded:	1,567	1,582	238	1,570	—	1,020	—

Total:
Commercial real estate:
Owner occupied	4,416	4,525	94	4,436	29	4,060	88
Non-owner occupied	1,534	1,534	22	1,533	16	1,397	45
Residential real estate:
First lien	1,615	2,369	42	1,584	6	1,624	20
Home equity	767	1,135	80	978	—	952	—
Commercial:
Secured	352	352	—	450	7	457	20
Unsecured	174	—	—	237	2	243	4
Total	$8,858	$9,915	$238	$9,218	$60	$8,733	$177

The Bank had $0.6 million and $2.2 million other real estate owned at September 30, 2014 and December 31, 2013, respectively.

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

During the three and nine months ended September 30, 2014, the bank modified one loan as a TDR totaling $0.1 million. During the three months ended September 30, 2013 there were no loans modified as a TDR and during the nine months ended September 30, 2013, the Bank modified three loans as TDRs totaling $0.7 million.

There was a $0.05 million charge off related to TDRs during the quarter ending September 30, 2014. There were no loans modified as TDRs for which there was a payment default within twelve months following the modification for the nine months ended September 30, 2014. There was one non-owner occupied commercial real estate loan modified as a TDR for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2013.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of September 30, 2014 and December 31, 2013, the Company had $1.0 million and $2.0 million, respectively of nonaccrual TDR loans and $4.7 million and $5.1 million, respectively of performing TDRs. At September 30, 2014 and December 31, 2013, total nonaccrual TDR loans are secured with collateral that has an appraised value of $1.9 million and $2.3 million, respectively. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the quarter ending September 30, 2014 that did not meet the definition of a TDR. These loans have a total recorded investment as of September 30, 2014 of $7.5 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

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

At the acquisition date, the purchased credit impaired loans had contractually required principal and interest payments receivable of $40.6 million; expected cash flows of $26.6 million; and a fair value (initial carrying amount) of $20.2 million.  The difference between the contractually required principal and interest payments receivable and the expected cash flows ($14.0 million) represented the non-accretable difference.  The difference between the expected cash flows and fair value ($6.4) million represented the initial accretable yield.  At September 30, 2014, the carrying amount of the purchased credit impaired loans was $13.7 million with a remaining non-accretable difference of $11.3 million.  At September 30, 2014, the remaining carrying amount of the purchased credit impaired loans from the Hamptons State Bank (HSB) acquisition was $0.6 million and the remaining accretable discount was $0.3 million.

The following table summarizes the activity in the accretable yield for the FNBNY purchased credit impaired loans for the nine months ended September 30, 2014:

Nine Months Ended
(In thousands)	September 30, 2014
Balance at February 14, 2014	$6,458
Accretion	(1,213)
Reclassification from (to) nonaccretable difference during the period	812
Accretable discount at end of period	$6,057

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at September 30, 2014, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of September 30, 2014 and December 31, 2013. Additionally, the following tables represent the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2014 and 2013, and the twelve month period ended December 31, 2013, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

	For the Three Months Ended September 30, 2014
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$6,675	$2,097	$2,525	$4,190	$1,035	$158	$16,680
Charge-offs	(50)	—	(134)	(5)	—	(1)	(190)
Recoveries	—	—	12	15	—	—	27
Provision	248	352	(29)	46	(93)	(24)	500
Ending Balance	$6,873	$2,449	$2,374	$4,246	$942	$133	$17,017

	For the Nine Months Ended September 30, 2014
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001
Charge-offs	(460)	—	(184)	(103)	—	(2)	(749)
Recoveries	—	—	32	32	—	1	65
Provision	1,054	852	(186)	311	(264)	(67)	1,700
Ending Balance	$6,873	$2,449	$2,374	$4,246	$942	$133	$17,017

Ending balance: individually evaluated for impairment	$—	$—	$74	$—	$—	$—	$74

Ending balance: collectively evaluated for impairment	$6,873	$2,449	$2,300	$4,246	$942	$133	$16,943

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$560,157	$197,062	$156,880	$266,668	$51,301	$9,519	$1,241,587

Ending balance: individually evaluated for impairment	$4,824	$—	$1,449	$625	$—	$—	$6,898

Ending balance: collectively evaluated for impairment	$545,815	$197,062	$154,566	$262,101	$51,301	$9,519	$1,220,364

Ending balance: loans acquired with deteriorated credit quality (1)	$9,518	$—	$865	$3,942	$—	$—	$14,325

(1) Includes loans acquired on February 14, 2014 from FNBNY.

	For the Year Ended December 31, 2013
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439
Charge-offs	—	—	(420)	(420)	(23)	(53)	(916)
Recoveries	—	—	34	87	2	5	128
Provision	1,834	358	295	(10)	(148)	21	2,350
Ending Balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001

Ending balance: individually evaluated for impairment	$116	$—	$122	$—	$—	$—	$238

Ending balance: collectively evaluated for impairment	$6,163	$1,597	$2,590	$4,006	$1,206	$201	$15,763

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$484,900	$107,488	$153,417	$209,452	$46,981	$9,287	$1,011,525

Ending balance: individually evaluated for impairment	$5,950	$—	$2,382	$526	$—	$—	$8,858

Ending balance: collectively evaluated for impairment	$478,129	$107,488	$151,035	$208,677	$46,641	$9,287	$1,001,257

Ending balance: loans acquired with deteriorated credit quality	$821	$—	$—	$249	$340	$—	$1,410

	For the Three Months Ended September 30, 2013
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$5,200	$1,430	$2,691	$3,995	$1,602	$212	$15,130
Charge-offs	—	—	—	(152)	—	(3)	(155)
Recoveries	—	—	1	6	—	1	8
Provision	540	200	124	9	(356)	(17)	500
Ending Balance	$5,740	$1,630	$2,816	$3,858	$1,246	$193	$15,483

	For the Nine Months Ended September 30, 2013
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439
Charge-offs	—	—	(201)	(412)	(22)	(53)	(688)
Recoveries	—	—	4	73	2	3	82
Provision	1,295	391	210	(152)	(109)	15	1,650
Ending Balance	$5,740	$1,630	$2,816	$3,858	$1,246	$193	$15,483

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

There were $1.4 million of contributions made to the pension plan and no contributions made to the SERP during the nine months ended September 30, 2014. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $84,000 during the nine months ended September 30, 2014.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three months ended September 30,				Nine months ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$229	$235	$33	$38	$681	$697	$98	$112
Interest cost	161	142	22	19	479	421	66	57
Expected return on plan assets	(411)	(349)	—	—	(1,219)	(1,036)	—	—
Amortization of net loss	7	82	—	4	20	243	—	11
Amortization of unrecognized prior service cost	(19)	(19)	—	—	(58)	(58)	—	—
Amortization of unrecognized transition obligation	—	—	7	7	—	—	21	21
Net periodic benefit cost (credit)	$(33)	$91	$62	$68	$(97)	$267	$185	$201

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At September 30, 2014, September 30, 2013 and December 31, 2013, securities sold under agreements to repurchase totaled $11.8 million, $11.3 million, and $11.4 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $14.4 million, $16.4 million and $17.5 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.8 million maturing during the fourth quarter of 2014 and $10.0 million maturing during the first quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the nine months ended		For the year ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	December 31, 2013
Average daily balance	$11,581	$11,975	$11,770
Average interest rate	3.21%	3.12%	3.17%
Maximum month-end balance	$12,045	$12,903	$12,903
Weighted average interest rate	3.18%	3.07%	3.13%

10. FEDERAL HOME LOAN BANK ADVANCES

The following table sets forth the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years at September 30, 2014 and December 31, 2013:

	September 30, 2014
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$7,000	0.30%

2014	114,507	0.33%
2015	1,516	0.09%
2016	11,730	0.69%
2017	—	—
2018	16,202	0.99%
	143,955	0.43%
	$150,955	0.42%

	December 31, 2013
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$58,000	0.40%

2014	40,000	0.46%
	40,000	0.46%
	$98,000	0.42%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $376.2 million and $336.6 million of residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2014 and December 31, 2013, respectively.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $665.9 million at September 30, 2014.

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

Cash Flow Hedges of Interest Rate Risk

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest rate swaps with notional amounts totaling $75.0 million and $50.0 million as of September 30, 2014 and December 31, 2013, respectively, were designated as cash flow hedges of certain Federal Home Loan Bank advances and repurchase agreements.  The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income.  The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents summary information about the interest rate swaps designated as a cash flow hedge as of September 30, 2014 and 2013 and December 31, 2013.

	For the nine months ended		For the year ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	December 31, 2013
Notional amounts	$75,000	$50,000	$50,000
Weighted average pay rates	1.39%	1.39%	1.39%
Weighted average receive rates	0.23%	0.26%	0.24%
Weighted average maturity	4.11 years	4.81 years	4.56 years
Unrealized gains (losses)	$(338)	$(438)	$(164)

Interest expense recorded on this swap transaction totaled $351,000 and $153,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively, and is reported as a component of interest expense on FHLB Advances.

The following table presents the net gains (losses) recorded, net of tax, in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the nine months ended September 30, 2014 and September 30, 2013.

2014
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	non-interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(204)	$—	$—

2013
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	non-interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(264)	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheet:

	September 30, 2014		December 31, 2013
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$40,000	$(64)	$40,000	$(122)
Forward starting interest rate swap related to repurchase agreements	$10,000	$(280)	$10,000	$(42)
Forward starting interest rate swap related to FHLB Advances	$25,000	$6	$—	$—

Non-designated Hedges

Derivatives not designated as hedges may be used to manage the Company’s exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP.  The Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies.  These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third party in order to minimize the net risk exposure resulting from such transactions.

On August 21, 2014, the Company entered into four interest-rate swap agreements with a combined notional amount of $11.2 million. These interest-rate swap agreements do not qualify for hedge accounting treatment, and therefore changes in fair value are reported in current year earnings.

The following table presents summary information about these interest rate swaps as of September 30, 2014:

For the nine months ended
(Dollars in thousands)	September 30, 2014
Notional amounts	$11,175
Weighted average pay rates	3.27%
Weighted average receive rates	3.27%
Weighted average maturity	9.89 years
Fair value of combined interest rate swaps	$—

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Unrealized holding (losses) gains on available for sale securities	$(1,338)	$(3,699)	$10,118	$(18,213)
Reclassification adjustment for (gains) losses realized in income	(9)	(11)	1,119	(659)
Income tax effect	534	1,473	(4,460)	7,492
Net change in unrealized (losses) gains on available for sale securities	(813)	(2,237)	6,777	(11,380)

Change in post-retirement obligation	(5)	73	(17)	218
Income tax effect	2	(29)	7	(86)
Net change in post-retirement obligation	(3)	44	(10)	132

Change in fair value of derivatives used for cash flow hedges	402	(549)	(174)	(262)
Reclassification adjustment for gains realized in income	—	—	—	—
Income tax effect	(160)	218	69	104
Net change in unrealized gains (losses) on cash flow hedges	242	(331)	(105)	(158)

Total	$(574)	$(2,524)	$6,662	$(11,406)

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of		Balance as of
	December 31,	Current Period	September 30,
(In thousands)	2013	Change	2014
Unrealized (losses) gains on available for sale securities	$(11,994)	$6,777	$(5,217)
Unrealized losses on pension benefits	(1,143)	(10)	(1,153)
Unrealized losses on cash flow hedges	(99)	(105)	(204)
Total	$(13,236)	$6,662	$(6,574)

The following represents the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended		Affected Line Item
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	in the Consolidated Statements of Income
Unrealized gains (losses) on available for sale securities:
Realized gains (losses) on sale of available for sale securities	$9	$11	$(1,119)	$659	Net securities (losses) gains
Income tax effect	(4)	(4)	444	(262)	Income tax expense
Net of income tax	$5	$7	$(675)	$397

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit (cost)	$19	$19	$58	$58	Salaries and employee benefits
Transition obligation	(7)	(7)	(21)	(21)	Salaries and employee benefits
Actuarial losses	(7)	(86)	(20)	(254)	Salaries and employee benefits
	$5	$(74)	$17	$(217)
Income tax effect	(2)	29	(7)	86	Income tax expense
Net of income tax	$3	$(45)	$10	$(131)

Total reclassifications, net of tax	$8	$(38)	$(665)	$266

14.  BUSINESS COMBINATIONS

On September 30, 2013, the Company announced a definitive agreement under which the Bank would acquire the First National Bank of New York (“FNBNY”).  The FNBNY transaction closed on February 14, 2014 resulting in the addition of total acquired assets on a fair value basis of $209.9 million, with loans of $87.4 million, investment securities of $103.2 million and deposits of $169.9 million.  The transaction expanded our geographic footprint into Nassau County, complements our existing branch network and enhances our asset generation capabilities. The expanded branch network allows us to serve a greater portion of the Long Island and metropolitan marketplace through a network of 27 branches.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  The operating results of the Company for the nine month period ended September 30, 2014 include the operating results of FNBNY since the acquisition date of February 14, 2014.

The following summarizes the preliminary fair value of the assets acquired and liabilities assumed on February 14, 2014:

		Measurement
	As Initially	Period
(In thousands)	Reported	Adjustments	As Adjusted
Cash and due from banks	$1,883	$—	$1,883
Interest earning deposits with banks	1,044	—	1,044
Securities	103,192	—	103,192
Loans	87,390	711	88,101
Premises and equipment	1,787	—	1,787
Core deposit intangible	1,930	(979)	951
Other assets	12,682	613	13,295
Total Assets Acquired	$209,908	$345	$210,253

Deposits	$169,873	$—	$169,873
Federal Home Loan Bank term advances	39,282	—	39,282
Unsecured debt	1,450	—	1,450
Other liabilities and accrued expenses	1,825	317	2,142
Total Liabilities Assumed	$212,430	$317	$212,747

Net Assets Acquired/(Liabilities Assumed)	(2,522)	28	(2,494)
Consideration Paid	6,140	—	6,140
Goodwill Recorded on Acquisition	$8,662	$(28)	$8,634

The above fair values are final with the exception of loans, contingent consideration and contingent liabilities which are subject to adjustment as the Company finalizes fair value assessments.  In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment.

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

Principal Products and Services and Locations of Operations

The Bank operates twenty seven branches in the primary market areas of Suffolk and Southern Nassau Counties, Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For a century, the Bank has maintained its focus on building customer relationships in this market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) home equity loans; (4) construction loans; (5) residential mortgage loans; (6) secured and unsecured commercial and consumer loans; (7) FHLB, FNMA, GNMA and FHLMC and non agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S. government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing multi-millions of

FDIC insurance on CD deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Financial Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Quarterly Highlights

•                  Net income of $4.9 million and $0.42 per diluted share, as compared to net income of $3.1 million and $0.34 per diluted share for the third quarter of 2013.

•                  Net interest income increased to $17.4 million for the third quarter of 2014 compared to $13.0 million in 2013.

•                  Net interest margin was 3.45% for the third quarter of 2014 compared to 3.21% for the 2013 period.

•                  Total assets of $2.22 billion at September 30, 2014, increased $319.5 million or 17% compared to December 31, 2013 and increased $514.7 million or 30% compared to September 30, 2013. These increases include total assets of FNBNY acquired on February 14, 2014 of $210.0 million.

•                  Loans held for investment at September 30, 2014 of $1.24 billion increased $230.3 million or 23% over December 31, 2013 and increased $310.3 million or 33% over September 30, 2013. These increases include loans acquired in connection with the FNBNY acquisition.

•                  Deposits of $1.80 billion at September 30, 2014, increased $264.2 million or 17% over December 31, 2013 and increased $340.2 million or 23% compared to September 30, 2013. These increases include deposits acquired from FNBNY.

•                 Allowance for loan losses to total loans ratio, which was calculated inclusive of $68.5 million of FNBNY acquired loans, was 1.37% as of September 30, 2014 compared to 1.58% at December 31, 2013 and 1.66% at September 30, 2013.

•                  Tier 1 Capital increased by $41.7 million or 29% to $186.3 million as of September 30, 2014, compared to September 30, 2013.

•                  A cash dividend of $0.23 per share was declared in October 2014 for the third quarter.

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

Since April 2010 the Federal Reserve has maintained the federal funds target rate between 0 and 25 basis points as an effort to foster employment. In June 2013, the Federal Open Market Committee (“FOMC”) announced it would continue purchasing agency mortgage-backed securities and longer term Treasury securities until certain improvements in the economy are achieved. These actions have resulted in a prolonged low interest rate environment reducing yields on interest earning assets and compressing the Company’s net interest margin. On October 29, 2014, the FOMC announced that it would conclude its asset purchase plan at the end of October 2014 but continue its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and rolling over maturing Treasury securities at auction.  The FOMC anticipates maintaining the federal funds target rate until the outlook for employment and inflation are in line with the Committee’s long term objectives.

Growth and service strategies have the potential to offset the compression on net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2008, the Bank has opened ten new branches, including the most recent branch opening in September 2014 in Bay Shore, New York. Most of the recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.  Additionally, in October 2014, the Bank successfully migrated its core processing applications from an outsourced environment to the Bank’s data center.

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

Corporate objectives for 2014 include: successful integration of the operations of FNBNY; leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow the franchise and continued investments to generate core funding, quality loans and new sources of revenue, remain keys to continue creating long term shareholder value. During the first quarter of 2014, we completed the acquisition of FNBNY and converted their core systems in mid-February 2014. This added three branches in new markets; Melville, in Suffolk County and Massapequa and Merrick, our first two branches in Nassau County, along with a loan production office in Manhattan.  The Bank also opened a loan production office in Riverhead, New York. Management remains committed to branch based banking and, during the third quarter 2014 opened our 27th branch in Bay Shore, New York.  Additionally, the Company expects to open two new branches, one in Smithtown, New York, and one in Port Jefferson, New York during the fourth quarter of this year. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at September 30, 2014, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended September 30, 2014 was $4.9 million and $0.42 per diluted share as compared to $3.1 million and $0.34 per diluted share for the same period in 2013.  The increase in net income reflects growth in both net interest income and non-interest income, partially offset by increased operating expenses. Changes for the three months ended September 30, 2014 compared to September 30, 2013 include: (i) a $4.3 million or 33.1% increase in net interest income as a result of growth in interest earning assets primarily related to loans and investments; (ii) a $0.5 million or 24.4% increase in non-interest income related to service fees and income on Bank Owned Life Insurance; (iii) a $2.2 million or 22.6% increase in total non-interest expense primarily related to an increase of $1.4 million in salary and employee benefits, an increase in occupancy and equipment of $0.6 million and a $0.2 million increase in marketing, technology and other operating costs. The increases in non-interest expense reflect costs associated with the new Bay Shore branch, acquired branches, loan production offices in NYC and Riverhead, and the new Internet banking platform. The effective income tax rate was 33.6% for the quarter ended September 30, 2014 compared to 34.2% for the same period last year.

Net income for the nine months ended September 30, 2014 was $9.6 million and $0.83 per diluted share and included (i) $3.1 million in acquisition costs, net of tax, associated with the FNBNY acquisition and branch restructuring charges related to a branch relocation and; (ii) $0.7 million of losses, net of tax, on the sales of securities resulting from repositioning of the securities portfolio to mitigate interest rate risk as compared to $9.5 million and $1.04 per diluted share for the same period in 2013.  Other changes for the nine months ended September 30, 2014 compared to September 30, 2013 include: (i) a $12.4 million or 33.3% increase in net interest income as a result of growth in interest earning assets primarily related to loans and investments; (ii) a $0.1 million or 3.0% increase in the provision for loan losses; (iii) a $1.0 million or 14.7% decrease in total non-interest income related to higher securities losses of $1.8 million, partially offset by a $0.5 million increase in other income and $0.1 million increases in title fee income and service fees. The effective income tax rate was 33.5% for the nine months ended September 30, 2014 compared to 32.9% for the same period last year.

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

	Three months ended September 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$1,207,009	$14,997	4.93%	$904,889	$11,585	5.08%
Mortgage-backed securities, CMOs and other asset-backed securities	515,369	2,687	2.07	418,164	1,796	1.70
Tax exempt securities (2)	70,908	620	3.47	90,144	779	3.43
Taxable securities	215,662	1,126	2.07	226,742	1,020	1.78
Deposits with banks	12,404	8	0.26	8,645	7	0.32
Total interest earning assets	2,021,352	19,438	3.82	1,648,584	15,187	3.65
Non interest earning assets:
Cash and due from banks	40,308			37,013
Other assets	109,063			47,897
Total assets	$2,170,723			$1,733,494

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,034,088	$808	0.31%	$857,582	$905	0.42%
Certificates of deposit of $100,000 or more	101,075	203	0.80	95,348	257	1.07
Other time deposits	61,339	111	0.72	38,614	86	0.88
Federal funds purchased and repurchase agreements	81,849	149	0.72	51,933	123	0.94
Federal Home Loan Bank advances	92,443	245	1.05	46,065	153	1.32
Junior Subordinated Debentures	16,002	341	8.45	16,002	341	8.45
Total interest bearing liabilities	1,386,796	1,857	0.53	1,105,544	1,865	0.67
Non-interest bearing liabilities:
Demand deposits	587,298			493,989
Other liabilities	18,192			8,305
Total liabilities	1,992,286			1,607,838
Stockholders’ equity	178,437			125,656
Total liabilities and stockholders’ equity	$2,170,723			$1,733,494

Net interest income/interest rate spread (3)		17,581	3.29%		13,322	2.98%

Net interest earning assets/net interest margin (4)	$634,556		3.45%	$543,040		3.21%

Ratio of interest earning assets to interest bearing liabilities			145.76%			149.12%

Less: Tax equivalent adjustment		(219)			(274)

Net interest income		$17,362			$13,048

(1)	Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.
(2)	The above table is presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

	Nine months ended September 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1) (2)	$1,143,019	$42,383	4.96%	$860,213	$33,438	5.20%
Mortgage-backed securities, CMOs and other asset-backed securities	504,451	7,927	2.10	380,723	4,708	1.65
Tax exempt securities (2)	91,357	2,269	3.32	117,422	2,558	2.91
Taxable securities	222,525	3,503	2.10	208,972	2,926	1.87
Deposits with banks	11,804	23	0.26	9,332	20	0.29
Total interest earning assets	1,973,156	56,105	3.80	1,576,662	43,650	3.70
Non interest earning assets:
Cash and due from banks	39,198			33,078
Other assets	88,765			48,646
Total assets	$2,101,119			$1,658,386

Interest bearing liabilities:
Savings, NOW and money market deposits	$992,411	$2,446	0.33%	$816,503	$2,648	0.43%
Certificates of deposit of $100,000 or more	96,508	587	0.81	110,986	927	1.12
Other time deposits	59,425	327	0.74	38,853	257	0.88
Federal funds purchased and repurchase agreements	73,460	418	0.76	57,290	373	0.87
Federal Home Loan Bank advances	113,348	792	0.93	28,222	241	1.14
Junior Subordinated Debentures	16,002	1,024	8.56	16,002	1,024	8.56
Total interest bearing liabilities	1,351,154	5,594	0.55	1,067,856	5,470	0.68
Non-interest bearing liabilities:
Demand deposits	559,379			461,645
Other liabilities	14,229			7,214
Total liabilities	1,924,762			1,536,715
Stockholders’ equity	176,357			121,671
Total liabilities and stockholders’ equity	$2,101,119			$1,658,386

Net interest income/interest rate spread (3)		50,511	3.25%		38,180	3.02%

Net interest earning assets/net interest margin (4)	$622,002		3.42%	$508,806		3.24%

Ratio of interest earning assets to interest bearing liabilities			146.03%			147.65%

Less: Tax equivalent adjustment		(798)			(898)

Net interest income		$49,713			$37,282

(1)	Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.
(2)	The above table is presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2014 Over 2013			2014 Over 2013
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1) (2)	$5,629	$(2,217)	$3,412	$11,465	$(2,520)	$8,945
Mortgage-backed securities, CMOs and other asset-backed securities	460	431	891	1,751	1,468	3,219
Tax exempt securities (2)	(219)	60	(159)	(766)	477	(289)
Taxable securities	(279)	385	106	199	378	577
Deposits with banks	8	(7)	1	6	(3)	3
Total interest earning assets	5,599	(1,348)	4,251	12,655	(200)	12,455

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	788	(885)	(97)	688	(890)	(202)
Certificates of deposit of $100,000 or more	89	(143)	(54)	(81)	(259)	(340)
Other time deposits	113	(88)	25	137	(67)	70
Federal funds purchased and repurchase agreements	181	(155)	26	118	(73)	45
Federal Home Loan Bank advances	344	(252)	92	635	(84)	551
Junior subordinated debentures	—	—	—	—	—	—
Total interest bearing liabilities	1,515	(1,523)	(8)	1,497	(1,373)	124
Net interest income	$4,084	$175	$4,259	$11,158	$1,173	$12,331

(1) Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended September 30, 2014 and September 30, 2013

Net interest income was $17.4 million for the three months ended September 30, 2014 compared to $13.0 million for the same period in 2013, an increase of $4.3 million or 33.1%. Net interest margin increased to 3.45% for the quarter ended September 30, 2014, compared to 3.21% for the quarter ended September 30, 2013 as a result of higher yielding investments and lower cost of interest bearing liabilities. The total average interest earning assets increased $372.8 million or 22.6%, yielding 3.82% and the overall funding cost was 0.37%, including demand deposits. The yield on interest earning assets increased approximately 17 basis points from 3.65% to 3.82%. The cost of interest bearing liabilities decreased approximately 14 basis points during the third quarter of 2014 compared to 2013. The increase in average total deposits of $298.3 million and average total borrowings of $76.3 million funded higher yielding securities, which grew $66.9 million, and average net loans increased $302.1 million from the comparable 2013 quarter.

For the three months ended September 30, 2014, average net loans grew by $302.1 million or 33.4% to $1.21 billion as compared to $904.9 million for the same period in 2013, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, and multi-family mortgage loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended September 30, 2014, average total securities increased by $66.9 million or 9.1% to $801.9 million as compared to $735.1 for the three months ended September 30, 2013. There were no federal funds sold for the three months ended September 30, 2014 and 2013. The average interest earning cash increased by $3.5 million to $12.4 million for the three months ended September 30, 2014 as compared to $8.6 million for the same period in 2013.

Average total interest bearing liabilities were $1.4 billion for the three months ended September 30, 2014 compared to $1.1 billion for the same period in 2013.  The Bank grew deposits as a result of the acquisition of FNBNY, opening a new branch during 2014 as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.53% for the three months ended September 30, 2014 from 0.67% for the same period in 2013.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended September 30, 2014, average total deposits increased by $298.3 million or 20.0% to $1.8 billion from $1.5 billion from the same period in 2013.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $176.5 million or 20.6% to $1.03 billion for the three months ended September 30, 2014 compared to $857.6 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $28.5 million or 21.2% to $162.4 million for 2014 as compared to $134.0 million for the same period last year.  Average balances in demand deposits increased $93.3 million or 18.9% to $587.3 million for 2014 as compared to $494.0 million for the same period last year. Average public fund deposits comprised 15.4% of total average deposits during the three months ended September 30, 2014 and 15.6% of total average deposits for the same period in 2013.  Average federal funds purchased and repurchase agreements increased $29.9 million or 57.6% to $81.8 million for the three months ended September 30, 2014 compared to $51.9 million for the same period in the prior year. Average FHLB advances increased $46.4 million to $92.4 million for the three months ended September 30, 2014 compared to $46.1 million for the same period 2013.

Total interest income increased $4.3 million or 28.0% to $19.2 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the three months ended September 30, 2014 from $14.9 million for the same period in 2013.  Interest income on loans increased $3.4 million or 29.5% to $15.0 million for the three months ended September 30, 2014 from $11.6 million for the same period in 2013. The yield on average loans was 4.93% for 2014 as compared to 5.08 % in 2013.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $0.8 million to $4.4 million for the three months ended September 30, 2014 compared to $3.6 million for the same period in 2013.  Interest income on securities included net amortization of premium of $1.0 million and a tax equivalent adjustment of $0.2 million in the third quarter of 2014 compared to net amortization of premium of $1.2 million and tax equivalent adjustment of $0.3 million for the same period in 2013.  The tax adjusted average yield on total securities was 2.19% for 2014 as compared to 1.94% in 2013.

Interest expense was $1.9 million for the three months ended September 30, 2014 and September 30, 2013, respectively.

Analysis of Net Interest Income for the Nine Months ended September 30, 2014 and September 30, 2013

Net interest income was $49.7 million for the nine months ended September 30, 2014 compared to $37.3 million for the same period in 2013, an increase of $12.4 million or 33.3%. Net interest margin increased to 3.42% for the nine months ended September 30, 2014, compared to 3.24% for the nine months ended September 30, 2013 as a result of growth in the loan portfolio, higher yielding investments and lower cost of interest bearing liabilities. The total average interest earning assets increased $396.5 million or 25.2%, yielding 3.80% and the overall funding cost was 0.39%, including demand deposits. The yield on interest earning assets increased approximately 10 basis points from 3.70% to 3.80%. The cost of interest bearing liabilities decreased approximately 13 basis points during the nine months ended September 30, 2014 compared to the same period in 2013. The increase in average total deposits of $279.7 million and average total borrowings of $101.3 million funded higher yielding securities, which grew $111.2 million, and average net loans increased $282.8 million from the comparable 2013 quarter.

For the nine months ended September 30, 2014, average net loans grew by $282.8 million or 32.9% to $1.11 billion as compared to $860.2 million for the same period in 2013, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, multi-family mortgage loans and loans acquired in the FNBNY acquisition. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the nine months ended September 30, 2014, average total securities increased by $111.2 million or 15.7% to $818.3 million as compared to $707.1 million for the nine months ended September 30, 2013. There were no federal funds sold for the nine months ended September 30, 2014 and 2013. Average interest earning cash increased by $2.5 million to $11.8 million for the nine months ended September 30, 2014 as compared to $9.3 million for the same period in 2013.

Average total interest bearing liabilities were $1.4 billion for the nine months ended September 30, 2014 compared to $1.1 billion for the same period in 2013.  The Bank grew deposits as a result of the acquisition of FNBNY, opening a new branch during 2014 as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates and the lower average balance of higher cost CDs resulted in a decrease in the cost of interest bearing liabilities to 0.55% for the nine months ended September 30, 2014 from 0.68% for the same period in 2013.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the nine months ended September 30, 2014, average total deposits increased by $279.7 million or 19.6% to $1.7 billion from $1.4 billion from the same period in 2013.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $175.9 million or 21.5% to $992.4 million for the nine months ended September 30, 2014 compared to $816.5 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $6.1 million or 4.1% to $155.9 million for 2014 as compared to $149.8 million for the same period last year.  Average balances in demand deposits increased $97.7 million or 21.2% to $559.4 million for 2014 as compared to $461.6 million for the same period last year. Average public fund deposits comprised 17.9% of total average deposits during the nine months ended September 30, 2014 and 17.8% of total average deposits for the same period in 2013. Average federal funds purchased and repurchase agreements increased $16.2 million or 28.2% to $73.5 million for the nine months ended September 30, 2014 compared to $57.3 million for the same period in the prior year. Average FHLB advances increased $85.1 million to $113.3 million for the nine months ended September 30, 2014 compared to $28.2 million for the same period 2013.

Total interest income increased $12.6 million or 29.4% to $55.3 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the nine months ended September 30, 2014 from $42.8 million for the same period in 2013.  Interest income on loans increased $8.9 million or 26.8% to $42.4 million for the nine months ended September 30, 2014 from $33.4 million for the same period in 2013. The yield on average loans was 4.96% for 2014 as compared to 5.20 % in 2013.

Interest income on investments in mortgage-backed, taxable and tax exempt securities increased $3.6 million to $12.9 million for the nine months ended September 30, 2014 compared to $9.3 million for the same period in 2013.  Interest income on securities included net amortization of premium of $2.4 million and a tax equivalent adjustment of $0.8 million in the 2014 compared to net amortization of premium of $4.3 million and tax equivalent adjustment of $0.9 million for the same period in 2013.  The tax adjusted average yield on total securities was 2.24% for 2014 as compared to 1.93% in 2013.

Interest expense was $5.6 million for the nine months ended September 30, 2014 compared to $5.5 million for the same period in 2013.

Provision and Allowance for Loan Losses

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending area of Suffolk County which is located on the eastern portion of Long Island. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio, and the net charge-offs, a provision for loan losses of $0.5 million and $1.7 million was recorded during the three and nine months ended September 30, 2014 compared to a provision for loan loss of $0.5 million and $1.7 million that was recorded during the same period in 2013. Net charge-offs were $0.2 million for the quarter ended September 30, 2014 compared to $0.8 million for the year ended December 31, 2013 and $0.1 million for the quarter ended September 30, 2013. The ratio of allowance for loan losses to nonaccrual loans was 763% and 419% at September 30, 2014 and December 31, 2013, respectively. The allowance for loan losses increased to $17.0 million at September 30, 2014 as compared to $16.0 million at December 31, 2013 and $15.5 million at September 30, 2013. As a percentage of total loans, (excluding $68.5 million of FNBNY acquired loans) the allowance was 1.45% at September 30, 2014 compared to 1.58% at December 31, 2013 and 1.66% at September 30, 2013. In accordance with current accounting guidance, the acquired FNBNY loans were recorded at fair value, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends on Long Island and New York City.

Loans of approximately $41.1 million or 3.3% of total loans at September 30, 2014 were categorized as classified loans compared to $46.6 million or 4.6% at December 31, 2013 and $50.0 million or 5.4% at September 30, 2013. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. At September 30, 2014, classified loans included $4.3 million of acquired FNBNY loans.

At September 30, 2014, approximately $26.3 million of classified loans were commercial real estate (“CRE”) loans, including multi-family loans and were well secured with real estate as collateral. Of the $26.3 million of CRE loans, $25.3 million were current and $1.0 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees. At September 30, 2014, approximately $5.0 million of classified loans were residential real estate loans with $3.1 million current and $1.9 million past due. Commercial, financial, and agricultural loans represented $9.1 million of classified loans with $8.6 million current and $0.4 million past due. Approximately $0.4 million of classified loans represented real estate construction and land loans, which were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.2 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans. There were no multi-family loans that were categorized as classified loans as of September 30, 2014 and December 31, 2013, respectively.

CRE loans, including multi-family loans, represented $757.2 million or 61.0% of the total loan portfolio at September 30, 2014 compared to $592.4 million or 58.6% at December 31, 2013 and $524.1 million or 56.2% at September 30, 2013. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values declined. This decline continued into 2009 and stabilized in 2010. The estimated decline in residential and commercial real estate values during this period ranged from 15-20% from the 2007 levels, depending on the nature and location of the real estate.  Real estate values began to improve in 2012 and have continued into 2014.

As of September 30, 2014 and December 31, 2013, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $6.9 million and $8.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans were $2.2 million or 0.18% of total loans at September 30, 2014 and $3.8 million or 0.38% of total loans at December 31, 2013. Approximately $1.0 million of the nonaccrual loans at September 30, 2014 and $2.0 million at December 31, 2013, represent troubled debt restructured loans.

The Bank had $0.6 million other real estate owned at September 30, 2014, $2.2 million at December 31, 2013 and none at September 30, 2013, respectively.

The following table sets forth changes in the allowance for loan losses:

	For the Nine Months Ended	For the Year Ended
(Dollars in thousands)	September 30, 2014	December 31, 2013
Allowance for loan losses balance at beginning of period	$16,001	$14,439

Charge-offs:
Commercial real estate mortgage loans	460	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	184	420
Commercial, financial and agricultural loans	103	420
Real estate construction and land loans	—	23
Installment/consumer loans	2	53
Total	749	916

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	32	34
Commercial, financial and agricultural loans	32	87
Real estate construction and land loans	—	2
Installment/consumer loans	1	5
Total	65	128

Net charge-offs	(684)	(788)
Provision for loan losses charged to operations	1,700	2,350
Balance at end of period	$17,017	$16,001

Ratio of annualized net charge-offs during the period to average loans outstanding	(0.08)%	(0.09)%

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	September 30, 2014		December 31, 2013
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$6,873	45.1%	$6,279	47.9%
Multi-family loans	2,449	15.9	1,597	10.6
Residential real estate mortgage loans	2,374	12.6	2,712	15.2
Commercial, financial & agricultural loans	4,246	21.5	4,006	20.7
Real estate construction and land loans	942	4.1	1,206	4.7
Installment/consumer loans	133	0.8	201	0.9
Total	$17,017	100.0%	$16,001	100.0%

Non-Interest Income

Total non-interest income increased $0.5 million or 24.4% to $2.6 million for the three months ended September 30, 2014 compared to $2.1 million for the same period in 2013. The increase was primarily related to a $0.1 million increase in service fees and an increase in other operating income of $0.3 million primarily associated with Bank Owned Life Insurance (“BOLI”) compared to the prior year.

Total non-interest income decreased $1.0 million or 14.7% to $5.7 million for the nine months ended September 30, 2014 compared to $6.6 million for the same period in 2013. The decrease was primarily the result of net securities losses of $1.1 million compared to net securities gains in 2013 of $0.6 million, partially offset by a $0.5 million increase in other operating income related to BOLI, and $0.1 million increases in title fee income and service fees.

Non-Interest Expense

Total non-interest expense increased $2.2 million or 22.6% to $12.1 million during the three months ended September 30, 2014 compared to $9.9 million over the same period in 2013. The increase in non-interest expense is primarily attributed to an increase in salaries and benefits of $1.4 million to $6.7 million compared to $5.3 million for the nine months ended September 30, 2013. This increase reflects costs associated with the new Bay Shore Branch, acquired branches, loan production offices in NYC and Riverhead and a larger loan portfolio. Occupancy and equipment increased $0.6 million to $2.0 million compared to $1.4 million in September 2013.  Additionally, technology and communications and marketing expenses increased $0.2 million to $1.5 as compared to $1.3 for the same period last year.

Total non-interest expense increased $11.1 million or 39.5% to $39.2 million during the nine months ended September 30, 2014 compared to $28.1 million over the same period in 2013. The increase in non-interest expense is primarily attributed to $4.4 million of FNBNY acquisition costs and a branch restructuring charge related to a branch relocation. Additionally, salaries and employee benefits increased $3.3 million or 20.4% to $19.3 million for the nine months ended September 30, 2014 from $16.0 million for the same period in 2013. The increase reflects additional staff associated with the FNBNY acquisition, additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio. Occupancy and equipment expense increased $1.5 million to $5.5 million as of September 30, 2014 as compared to $4.0 million for the same period last year. Technology and communications increased $0.4 million as of September 30, 2014 to $1.5 million as compared to $1.9 million for the same period last year. Other operating expenses increased $0.5 million for the nine months ended September 30, 2014 to $3.2 million as compared to $2.7 million for the nine months ended September 30, 2013.

Income Taxes

The provision for income taxes increased $0.8 million or 51.4% to $2.5 million for the three months ended September 30, 2014 compared to $1.6 million for the three months ended September 30, 2013 primarily due to higher pretax income. The effective tax rate was 33.6% for the three months ended September 30, 2014 and 34.2% for the three months ended September 30, 2013.

The provision for income taxes increased $0.1 million or 0.4% to $4.8 million for the nine months ended September 30, 2014 compared to $4.7 million for the nine months ended September 30, 2013 primarily due to higher pretax income. The effective tax rate for the nine months ended September 30, 2014 increased to 33.5% from 32.9% for the same period last year. The increase in the effective rate was a result of certain non-deductible acquisition costs and a lower percentage of interest income from tax exempt securities.

Financial Condition

Total assets grew $514.7 million to $2.22 billion, a 30.2% increase over the September 30, 2013 level of $1.70 billion, and increased 16.8% over the December 31, 2013 level of $1.90 billion. This increase reflects strong organic growth in new and existing markets as well as $210 million in assets acquired from FNBNY on February 14, 2014.

Cash and due from banks increased $0.484 million and interest earning deposits with banks increased $1.7 million compared to December 31, 2013. Total securities increased $46.2 million or 5.9% to $822.7 million and net loans increased $229.3 million or 23.0% to $1.23 billion compared to December 31, 2013 levels. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Goodwill and Other Intangible assets increased $9.3 million compared to December 31, 2013. Goodwill of $8.6 million and $1.0 million core deposit intangible was recorded in connection with the FNBNY acquisition. Total deposits increased $264.2 million to $1.80 billion at September 30, 2014 compared to $1.54 billion at December 31, 2013. Deposit growth includes deposits acquired from FNBNY. Demand deposits decreased $22.5 million to $605.5 million as of September 30, 2014 compared to $582.9 million at December 31, 2013. Savings, NOW and money market deposits increased $185.3 million to $1.04 billion at September 30, 2014 from $855.2 million at December 31, 2013. Certificates of deposit of $100,000 or more increased $32.7 million to $97.2 million at September 30, 2014, from $64.4 million at December 31, 2013. Other time deposits increased $23.6 million to $60.0 million at September 30, 2014, from $36.5 million at December 31, 2013.

Federal funds purchased were $41.0 million as of September 30, 2014 compared to $64.0 million at December 31, 2013. Federal Home Loan Bank advances were $151.0 million as of September 30, 2014, inclusive of advances acquired from FNBNY, and $98.0 million for December 31, 2013. Repurchase agreements were $11.8 million at September 30, 2014 and $11.4 million at December 31, 2013. Junior subordinated debentures remained at $16.0 million as of September 30, 2014 compared to December 31, 2013. Other liabilities and accrued expenses increased $9.5 million to $18.3 million as of September 30, 2014 from $8.8 million as of December 31, 2013. Stockholders’ equity was $175.0 million at September 30, 2014, an increase of $15.5 million or 9.7% from December 31, 2013, reflecting net income of $9.6 million and $1.2 million related to stock based compensation plans, the issuance of $5.9 million in common equity in connection with the acquisition of FNBNY, a decrease in the unrealized loss on available for sale securities of $6.8 million, partially offset by $8.0 million paid in dividends. In October 2014, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Holding Company’s principal sources of liquidity included cash and cash equivalents of $3.5 million as of September 30, 2014, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the nine months ended September 30, 2014, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of October 1, 2014, the Bank has $38.2 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At September 30, 2014, the Bank had aggregate lines of credit of $295.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $275.0 million is available on an unsecured basis. As of September 30, 2014, the Bank had $41.0 million in overnight borrowings outstanding under these lines.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of September 30, 2014, the Bank had $7.0 million outstanding in FHLB overnight borrowings and an additional $144.0 million outstanding in FHLB term borrowings. The Bank had $10.0 million of securities sold under agreements to repurchase outstanding as of September 30, 2014 with brokers and $1.8 million outstanding with customers.  As of December 31, 2013, the Bank had $10.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.4 million outstanding with customers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of September 30, 2014, the Bank had $11.0 million outstanding in brokered certificates of deposits and $5.5 million outstanding in brokered money market accounts.  As of December 31, 2013 the Bank had did not have any brokered deposits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of September 30, 2014, the Company and the Bank met all capital adequacy requirements.

The Company has the ability to issue additional common stock and/or preferred stock should the need arise.

At September 30, 2014 and December 31, 2013, actual capital levels and minimum required levels for the Company and the Bank were as follows:

Bridge Bancorp, Inc. (Consolidated)

As of September 30,	2014
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$203,537	13.2%	$123,140	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	186,344	12.1%	61,570	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	186,343	8.6%	86,394	4.0%	n/a	n/a

As of December 31,	2013
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$202,039	16.3%	$99,108	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	186,547	15.1%	49,554	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	186,547	10.3%	72,476	4.0%	n/a	n/a

Bridgehampton National Bank

As of September 30,	2014
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$200,056	13.0%	$123,128	8.0%	$153,910	10.0%
Tier 1 Capital (to risk weighted assets)	182,863	11.9%	61,564	4.0%	92,346	6.0%
Tier 1 Capital (to average assets)	182,863	8.5%	86,391	4.0%	107,988	5.0%

As of December 31,	2013
(Dollars in thousands)					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$164,494	13.3%	$99,084	8.0%	$123,855	10.0%
Tier 1 Capital (to risk weighted assets)	149,005	12.0%	49,542	4.0%	74,313	6.0%
Tier 1 Capital (to average assets)	149,005	8.2%	72,464	4.0%	90,580	5.0%

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

The Company’s Asset and Liability Committee evaluates periodically, but at least four times a year, the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the full Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be better able to respond to changes in interest rates

At September 30, 2014, $748.7 million or 91.0% of the Company’s securities had fixed interest rates.  Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at September 30, 2014:

	September 30, 2014
Change in Interest	Potential Change
Rates in Basis Points	in Net
(Dollars in thousands)	Interest Income
	$ Change	% Change
200	$(4,278)	(6.29)%
100	$(2,126)	(3.13)%
Static	—	—
(100)	$150	0.22%

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the consolidated Company’s financial condition or results of operations.

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
101

The following financial statements from Bridge Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2014, filed on November 7, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

BRIDGE BANCORP, INC.
Registrant

November 7, 2014	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

November 7, 2014	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer