Form 10-K
period 2014-12-31
BRIDGE BANCORP INC
filed 2015-03-16
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission File No. 001-34096

BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value of $0.01 Per Share	The Nasdaq Stock Market, LLC

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2014, was $264,984,209.

The number of shares of the Registrant’s common stock outstanding on March 13, 2015 was 11,704,184.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2015 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2015 (Part III).

PART I

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company for The Bridgehampton National Bank (the “Bank”). The Bank was established in 1910 as a national banking association and is headquartered in Bridgehampton, New York. The Registrant was incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization under which the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), as an operating subsidiary. The assets transferred to BCI are viewed by the bank regulators as part of the Bank’s assets in consolidation. The operations of the Bank also include Bridge Abstract LLC (“Bridge Abstract”), a wholly owned subsidiary of the Bank, which is a broker of title insurance services and Bridge Financial Services LLC (“Bridge Financial Services’), an investment services subsidiary that was formed in March 2014; in October 2009, the Company formed Bridge Statutory Capital Trust II (the “Trust”) as a subsidiary, which sold $16.0 million of 8.5% cumulative convertible Trust Preferred Securities (the “Trust Preferred Securities”) in a private placement to accredited investors.

Federally chartered in 1910, the Bank was founded by local farmers and merchants and now operates twenty nine branches on Long Island. For a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) home equity loans; (3) construction loans; (4) residential mortgage loans; (5) secured and unsecured commercial and consumer loans; (6) FHLB, FNMA, GNMA and FHLMC and non-agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (7) New York State and local municipal obligations; and (8) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing multi-millions of FDIC insurance on CD deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Financial Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

The Bank employs 348 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive. In addition, the Company maintains equity incentive plans under which it may issue shares of common stock of the Company.

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

Page -1-

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

DeNovo Branch Expansion

Since 2010, the Bank has opened ten new branches including seven over the last three years. The Bank opened two branches in 2012: one in Ronkonkoma, New York with proximity to MacArthur Airport complementing the Patchogue branch and extending the Bank’s reach into the Bohemia market and one branch and administrative offices in Hauppauge, New York. In 2013, the Bank opened two branches: one in Rocky Point, New York and one on Shelter Island, New York. In 2014, the Bank opened three branches: one in Bay Shore, New York in September, one in Port Jefferson, New York in November and one in Smithtown, New York in December. These branch openings demonstrate the Bank’s commitment to traditional growth through branch expansion and move the Bank geographically westward.

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

FNBNY

On February 14, 2014, the Company acquired FNBNY Bancorp and its wholly owned subsidiary, the First National Bank of New York (collectively “FNBNY”) at a purchase price of $6.1 million and issued an aggregate of 240,598 Company shares in exchange for all the issued and outstanding stock of FNBNY. The purchase price is subject to certain post-closing adjustments equal to 60 percent of the net recoveries of principal on $6.3 million of certain identified problem loans over a two-year period after the acquisition.  As of February 14, 2015, there have been no net recoveries on these loans.  At acquisition, FNBNY had total acquired assets on a fair value basis of $211.9 million, with loans of $89.7 million, investment securities of $103.2 million and deposits of $169.9 million.  With three full-service branches, including the Company’s first two branches in Nassau County located in Merrick and Massapequa, and one in western Suffolk County located in Melville, the transaction expanded our geographic footprint into Nassau County, complemented our existing branch network and enhanced our asset generation capabilities. The expanded branch network allows us to serve a greater portion of the Long Island and metropolitan marketplace.

Community National Bank (“CNB”)

On December 14, 2014, The Company, the Bank and Community National Bank entered into an Agreement and Plan of Merger (the “merger agreement”) pursuant to which Bridge Bancorp will acquire, in an all stock merger, CNB through the merger of CNB with and into The Bridgehampton National Bank.  CNB currently operates 11 branches in Nassau, Suffolk, Queens and Manhattan Counties with total assets of $951 million, including $761 million in loans, funded by deposits of $829 million.  The combined institution will have approximately $3.2 billion in assets, $2.7 billion in deposits and 40 branches serving Long island and the greater New York metropolitan area. Under the terms of the merger agreement, each outstanding share of CNB common stock will be converted into the right to receive 0.79 of a share of the Company’s common stock.  Based on the Company’s closing stock price on December 12, 2014 of $25.35, the transaction implies a per share value of $20.03 and an aggregate estimated value of $141 million. The proposed merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the stockholders of the Company and CNB. The merger is currently expected to be completed in the second quarter of 2015. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

The Bank routinely adds to its menu of products and services, continually meeting the needs of consumers and businesses. We believe positive outcomes in the future will result from the expansion of our geographic footprint, investments in infrastructure and technology and continued focus on placing our customers first.

Page -2-

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

In addition, the Dodd-Frank Act directed changes in the way that institutions are assessed for deposit insurance, mandated the revision of regulatory capital requirements, required regulations requiring originators of certain securitized loans to retain a percentage of the risk for the transferred loans, stipulated regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.

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

Page -3-

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

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized FICO assessment was equal to 0.60 basis points of average consolidated total assets less average tangible equity.

Capitalization

Under OCC regulations, all national banks are required to comply with minimum capital requirements.  In 2014, for an institution determined by the OCC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement was a ratio of Tier I capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio was not less than 4%. Tier I capital is the sum of common shareholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

In 2014, national banks such as the Bank, must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital could not exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

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

Page -4-

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule to revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule was effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.  Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.

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

The recent final rule increased regulatory capital standards and adjusted the prompt corrective action tiers as of January 1, 2015. The various categories have been revised to incorporate the new common equity Tier 1 capital requirement, the increase in the Tier 1 to risk-based assets requirement and other changes.  Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged).

Dividends

Under federal law and applicable regulations, a national bank may generally declare a dividend, without approval from the OCC, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend. Dividends exceeding those amounts require application to and approval by the OCC.

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

Page -5-

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

The Federal Reserve Board previously adopted consolidated capital adequacy guidelines for bank holding structured similarly, but not identically, to those of the OCC for the Bank. As of December 31, 2014, the Company’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital

Page -6-

requirements for depository institution holding companies that are less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks  apply to bank holding companies (with greater than $500 million of assets) as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.  The new capital rule will eliminate from Tier 1 capital the inclusion of certain instruments, such as trust preferred securities, that are currently includable by bank holding companies. However, the final rule grandfathers trust preferred issuances prior to May 19, 2010 in accordance with the Dodd-Frank Act. The Company has issued trust preferred securities that should qualify for the grandfather.  Management believes that, as of December 31, 2014, the Company would meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were currently effective.

The policy of the Federal Reserve Board is that a bank holding company must serve as a source of strength to its subsidiary banks by providing capital and other support in times of distress. The Dodd-Frank Act codified the source of strength policy.

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

During 2008, the Company received approval and began trading on the NASDAQ Global Select Market under the symbol “BDGE”. Equity incentive plan grants of stock options and stock awards are recorded directly to the holding company. The Company’s sources of funds are dependent on dividends from the Bank, its own earnings, additional capital raised and borrowings. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income. The Bank also generates non-interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title insurance abstract subsidiary, and net gains on sales of securities and loans. The level of its non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance abstract subsidiary, and income tax expense, further affects the Bank’s net income.

The Company had nominal results of operations for 2014, 2013, and 2012 on a parent-only basis.  The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 15 of the Notes to the Consolidated Financial Statements). Since 2012, the Company has actively managed its capital position in response to its growth and has raised $63.2M in capital.

Page -7-

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

Changes in interest rates also affect the fair value of our securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  As of December 31, 2014, our securities portfolio totaled $802.1 million.

In addition, the Dodd-Frank Act eliminated the federal prohibition on paying interest on demand deposits effective July 21, 2011, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this change to existing law could increase our interest expense.

Strong competition within our market area may limit our growth and profitability.

Page -8-

The Bank’s primary market area is located in Suffolk County on eastern Long Island and its customer base is mainly located in the towns of Brookhaven, East Hampton, Southampton, Southold and Riverhead. Since 2010, the Bank has expanded its market areas to include branches in the towns of Babylon, Smithtown and Islip. In December 2012, the Bank opened administrative offices in Hauppauge, New York, to better service customers as the Bank continues to move westward.  During 2013, the Bank opened two new branches: one in March located in Rocky Point, New York and one in May located on Shelter Island, New York. During 2014, the Bank opened three branches in Suffolk County: Bay Shore, Port Jefferson and Smithtown, New York and added three branches, including the first two branches in Nassau County, from the acquisition of FNBNY.  Competition in the banking and financial services industry remains intense. The profitability of the Bank depends on the continued ability to successfully compete. The Bank competes with commercial banks, savings banks, credit unions, insurance companies, and brokerage and investment banking firms. Many of our competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. In addition, competitors may offer deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than the Bank has been willing to offer.

Acquisition of CNB

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

Our primary business activity for the foreseeable future will be to act as the holding company of the Bank. Therefore, our future profitability will depend on the success and growth of this subsidiary.  The continued and successful implementation of our growth strategy will require, among other things that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area.  In addition, our ability to successfully grow will depend on several factors, including favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality.  While we believe we have the management resources, market opportunities and internal systems in place to obtain and successfully manage future growth, growth opportunities may not be available and we may not be successful in continuing our growth strategy.  In addition, continued growth requires that we incur additional expenses, including salaries, data processing and occupancy expense related to new branches and related support staff.  Many of these increased expenses are considered fixed expenses.  Unless we can successfully continue our growth, our results of operations could be negatively affected by these increased costs.  Finally, our growth is also affected by the seasonality of our markets in Eastern Long Island, including the Hamptons and North Fork, a region that is a recreational destination for the New York metropolitan area, and a highly regarded resort locale world-wide.  This seasonality results in more economic activity in the summer and fall months and decrease activity in the off season, which can adversely impact the consistency and sustainability of growth.

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

Page -9-

We may be adversely affected by current economic and market conditions.

Although economic and real estate conditions improved in 2014, we continue to operate in a challenging environment both nationally and locally.  This poses significant risks to both the Company’s business and the banking industry as a whole.  Although we have taken, and continue to take, steps to reduce our exposure to the risks that stem from adverse changes in such conditions, we nonetheless could be impacted by them to the degree that they affect the loans we originate and the securities we invest in.  Specific risks include reduced loan demand from quality borrowers; increased competition for loans; increased loan loss provisions resulting from deterioration in loan quality caused by, among other things, depressed real estate values and high levels of unemployment; reduced net interest income and net interest margin caused by a sustained period of low interest rates; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; and volatile equity markets.

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

Page -10-

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

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

Risks associated with system failures, interruptions, or breaches of security could negatively affect our operations and earnings.

Information technology systems are critical to our business.  We collect, process and store sensitive customer data by utilizing computer systems and telecommunications networks operated by us and third party service providers. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur.  In addition, any compromise of our systems could deter customers from using our products and services.  Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we maintain interfaces with certain third-party service providers.  If these third-party service providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability.  Any of these events could have a material adverse effect on our financial condition and results of operations.

We are exposed to cyber-security risks, including denial of service, hacking, and identity theft.

Recently, there has been a well-publicized series of apparently related distributed denial of service attacks on large financial services companies.  Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of

Page -11-

network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. We may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

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

Changes in Tax Laws

The Company is subject to income tax under Federal, New York State and New York City laws and regulations.  Changes in such laws and regulations could increase the Company’s tax burden and such increase could have a material negative impact on its results of operations.

New York State enacted changes to tax law effective on January 1, 2015 including: (1) a merger of the current bank tax provisions under Article 32 of New York State tax law into the corporate tax provisions under Article 9A; (2) a reduction in the corporate income tax rate from 7.1% to 6.5%; (3) an increase in the MTA surcharge from 17% of the corporate tax to 24.5%; and (4) grandfathered captive REITs for institutions that have less than $8 billion in total assets. The Company currently avails itself of certain benefits under New York State tax law associated with having a captive REIT.  The changes to New York State tax law did not have a material impact on the Company’s consolidated financial statements at December 31, 2014.

In addition, New York City is considering certain changes in its tax law that may conform to the changes in New York State tax law. The Company is continuing to analyze the proposed changes in New York City tax law and has not yet determined the full impact that the proposal, if enacted into law, could have on its results of operations.

Goodwill

Goodwill arises when a business is purchased for an amount greater than the fair value of its net assets.  We recognized goodwill as an asset on our balance sheet in connection with the FNBNY and HSB acquisitions.  We evaluate goodwill for impairment at least annually.  Although we determined that goodwill was not impaired during 2014, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill.  If we were to conclude that a future write-down of the goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to the Company’s consolidated financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, the Registrant does not own or lease any property. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932. The Bank’s internet address is www.bridgenb.com.

As of December 31, 2014, the Bank has six owned properties: Our headquarters and branch office in Bridgehampton and 5 branches located in Montauk, Southold, Westhampton Beach, Southampton Village, and East Hampton Village. In 2011, the Bank purchased real estate in the Town of Southold which will also be considered as a site for a future branch facility. The Bank currently leases out a portion of the Montauk and Westhampton Beach buildings. The Bank leases twenty three additional properties as branch locations: twenty one in Suffolk County and two in Nassau County. The Bank currently subleases a portion of the leased property located in Patchogue and Melville, New York. The Bank leases two properties as loan production offices: one in Riverhead, New York and one in New York City.  In addition, one leased property in New York City is fully sublet.

Page -12-

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK INFORMATION

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “BDGE”.  The following table details the quarterly high and low closing prices of the Company’s common stock and the dividends declared for such periods.

At December 31, 2014, the Company had approximately 852 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

COMMON STOCK INFORMATION

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2014
First	$27.35	$23.74	$0.23
Second	$27.40	$23.28	$0.23
Third	$25.37	$23.03	$0.23
Fourth	$27.03	$23.31	$0.23

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2013
First	$21.87	$20.08	$—
Second	$22.77	$19.40	$0.23
Third	$24.69	$20.86	$0.23
Fourth	$26.00	$21.26	$0.23

Stockholders received cash dividends totaling $10.7 million in 2014 and $6.8 million in 2013. Due to the likelihood of a change in the tax rates on dividends beginning in 2013, management decided to accelerate the timing of the payment of the Company’s fourth quarter dividend to shareholders into calendar year 2012 resulting in five dividend payments in 2012 and three dividend payments in 2013. The ratio of dividends per share to net income per share was 77.43% in 2014 compared to 51.58% in 2013.

There are various legal limitations with respect to the Company’s ability to pay dividends to shareholders and the Bank’s ability to pay dividends to the Company.  Under the New York Business Corporation Law, the Company may pay dividends on its outstanding shares unless the Company is insolvent or would be made insolvent by the dividend.  Under federal banking law, the prior approval of the Federal Reserve Board and the Office Comptroller of the Currency (the “OCC”) may be required in certain circumstances prior to the payment of dividends by the Company or the Bank.  A national bank may generally declare a dividend, without approval from the OCC, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend.  At January 1, 2015, the Bank had $28.8 million of retained net income available for dividends to the Company.  The OCC also has the authority to prohibit a national bank from paying dividends if such payment is deemed to be an unsafe or unsound practice.  In addition, as a depository institution the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC. The Bank currently is not (and never has been) in default under any of its obligations to the FDIC.

Page -13-

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

PERFORMANCE GRAPH

Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size $1 billion to $5 billion, as reported by SNL Financial LC (“SNL”) from December 31, 2009 through December 31, 2014. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

		Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Bridge Bancorp, Inc.	100.00	106.44	88.76	95.72	126.10	134.70
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors approved a stock repurchase program on March 27, 2006 which authorized the repurchase of 309,000 shares. No shares have been purchased during the year ended December 31, 2014. The total number of shares purchased as part of the publicly announced plan totaled 141,959 as of December 31, 2014. The maximum number of remaining shares that may be purchased under the plan totals 167,041 as of December 31, 2014. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended December 31, 2014.

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

December 31,	2014	2013	2012	2011	2010
Selected Financial Data:

Securities available for sale	$587,184	$575,179	$529,070	$441,439	$323,539
Securities, restricted	10,037	7,034	2,978	1,660	1,284
Securities held to maturity	214,927	201,328	210,735	169,153	147,965
Loans held for sale	—	—	—	2,300	—
Loans held for investment	1,338,327	1,013,263	798,446	612,143	504,060
Total assets	2,288,653	1,896,746	1,624,713	1,337,458	1,028,456
Total deposits	1,833,779	1,539,079	1,409,322	1,188,185	916,993
Total stockholders’ equity	175,118	159,460	118,672	106,987	65,720

Years Ended December 31,
Selected Operating Data:

Total interest income	$74,910	$58,430	$54,514	$50,426	$44,899
Total interest expense	7,460	7,272	7,555	7,616	7,740
Net interest income	67,450	51,158	46,959	42,810	37,159
Provision for loan losses	2,200	2,350	5,000	3,900	3,500

Net interest income after provision for loan losses	65,250	48,808	41,959	38,910	33,659
Total non-interest income	8,166	8,891	10,673	6,949	7,433
Total non-interest expense	52,414	37,937	33,780	30,837	27,879

Income before income taxes	21,002	19,762	18,852	15,022	13,213
Income tax expense	7,239	6,669	6,080	4,663	4,047
Net income	$13,763	$13,093	$12,772	$10,359	$9,166

December 31,
Selected Financial Ratios and Other Data:

Return on average equity(1)(2)(3)	7.76%	9.89%	11.78%	14.37%	15.29%
Return on average assets(1)(2)(3)	0.64%	0.77%	0.88%	0.88%	0.95%
Average equity to average assets	8.27%	7.80%	7.49%	6.11%	6.18%
Dividend payout ratio (4)(5)	77.43%	51.58%	77.50%	44.35%	63.42%
Basic earnings per share(1)(2)(3)	$1.18	$1.36	$1.48	$1.54	$1.45
Diluted earnings per share(1)(2)	$1.18	$1.36	$1.48	$1.54	$1.45
Cash dividends declared per common share (4)(5)	$0.92	$0.69	$1.15	$0.69	$0.92

(1)          2014 amount includes $3.8 million of acquisition costs associated with the FNBNY and CNB acquisitions and branch restructuring costs, net of income taxes.

(2)          2013 amount includes $0.4 million of acquisition costs, net of income taxes, associated with the FNBNY acquisition.

(3)          2011 amount includes $0.5 million of acquisition costs, net of income taxes, associated with the HSB acquisition.

(4)          The dividend payout ratio and cash dividends declared per common share for 2012 includes five declared quarterly dividends.

(5)          The dividend payout ratio and cash dividends declared per common share for 2013 and 2011 includes three declared quarterly dividends.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; our ability to successfully integrate acquired entities; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and other factors discussed elsewhere in this report including factors set forth under Item 1A., Risk Factors, and in quarterly and other reports filed by the Company with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

OVERVIEW

Who We Are and How We Generate Income

Bridge Bancorp, Inc., a New York corporation, is a bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. The Company is dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (“the Bank”), its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title abstract subsidiary, and net gains on sales of securities and loans. The level of its non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity.

Year and Quarterly Highlights

•              Net income of $4.2 million and $0.36 per diluted share for the fourth quarter 2014 compared to $3.6 million and $0.32 per diluted share for the fourth quarter 2013. Net income for 2014 was $13.8 million and $1.18 per diluted share, compared to $13.1 million and $1.36 per diluted share in 2013.

•              Returns on average assets and equity for 2014 were 0.64% and 7.76%, respectively.

•              Net interest income increased to $67.5 million for 2014 compared to $51.2 million in 2013.

•              Net interest margin was 3.41% for 2014 and 3.24% for 2013.

•              Total assets of $2.3 billion at December 31, 2014, an increase of $0.4 billion or 20.7% over the same date last year.

•              Total loans held for investment of $1.3 billion at December 31, 2014, an increase of 32.1% from December 31, 2013.

Page -16-

•            Total investment securities of $802.1 million at December 31, 2014, an increase of 3.3% over December 31, 2013.

•            Total deposits of $1.8 billion at December 31, 2014, an increase of $294.7 million or 19.2% over 2013 level.

•            Allowance for loan losses was 1.32% of loans as of December 31, 2014, compared to 1.58% at December 31, 2013.

•            Announced agreement to acquire Community National Bank (“CNB”) in December 2014 and completed the acquisition of FNBNY Bancorp. and its wholly owned subsidiary, the First National Bank of New York (collectively “FNBNY”) in February 2014.

•            A cash dividend of $0.23 per share was declared in January 2015 for the fourth quarter of 2014 paid in February 2015.

Significant Events

Acquisition of Community National Bank

On December 14, 2014, the Company, the Bank and Community National Bank (“CNB”) entered into an Agreement and Plan of Merger (the “merger agreement”) pursuant to which Bridge Bancorp will acquire, in an all stock merger, CNB through the merger of CNB with and into The Bridgehampton National Bank.  CNB currently operates 11 branches in Nassau, Suffolk, Queens and Manhattan Counties with total assets of $951 million, including $761 million in loans, funded by deposits of $829 million.  The combined institution will have approximately $3.2 billion in assets, $2.7 billion in deposits and 40 branches serving Long island and the greater New York metropolitan area. Under the terms of the merger agreement, each outstanding share of CNB common stock will be converted into the right to receive 0.79 of a share of the Company’s common stock.  Based on the Company’s closing stock price on December 12, 2014 of $25.35, the transaction implies a per share value of $20.03 and an aggregate estimated value of $141 million. The proposed merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the stockholders of the Company and CNB. The merger is currently expected to be completed in the second quarter of 2015.

Acquisition of FNBNY

On February 14, 2014, the Company acquired FNBNY Bancorp and its wholly owned subsidiary, the First National Bank of New York (collectively “FNBNY”) at a purchase price of $6.1 million and issued an aggregate of 240,598 Company shares in exchange for all the issued and outstanding stock of FNBNY. The purchase price is subject to certain post-closing adjustments equal to 60 percent of the net recoveries of principal on $6.3 million of certain identified problem loans over a two-year period after the acquisition.  As of February 14, 2015, there have been no net recoveries on these loans.  At acquisition, FNBNY had total acquired assets on a fair value basis of $211.9 million, with loans of $89.7 million, investment securities of $103.2 million and deposits of $169.9 million.  With three full-service branches, including the Company’s first two branches in Nassau County located in Merrick and Massapequa, and one in western Suffolk County located in Melville, the transaction expanded our geographic footprint into Nassau County, complemented our existing branch network and enhanced our asset generation capabilities. The expanded branch network allows us to serve a greater portion of the Long Island and metropolitan marketplace.

Current Environment

The Bank continues to operate in a highly regulated environment with many new regulations issued and remaining to be issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) enacted on July 21, 2010. The Act permanently raised the current standard maximum deposit insurance amount to $250,000. Section 331(b) of the Dodd-Frank Act required the FDIC to change the definition of the assessment base from which assessment fees are determined. The new definition for the assessment base is the average consolidated total assets of the insured depository institution less the average tangible equity of the insured depository institution. The financial reform legislation, among other things, created a new Consumer Financial Protection Bureau, tightened capital standards and resulted in new regulations that are expected to increase the cost of operations.

Additionally, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule In July 2013 that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of

Page -17-

common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rules, while more favorable to community banks, require that all banks maintain higher levels of capital. Management believes the Bank’s current capital levels will meet these new requirements. These factors taken together present formidable challenges to the banking industry.

Since April 2010 the Federal Reserve has maintained the federal funds target rate between 0 and 25 basis points as an effort to foster employment. In June 2013, the Federal Open Market Committee (“FOMC”) announced it would continue purchasing agency mortgage-backed securities and longer term Treasury securities until certain improvements in the economy are achieved. These actions have resulted in a prolonged low interest rate environment reducing yields on interest earning assets and compressing the Company’s net interest margin. In October 2014, the FOMC concluded its asset purchase plan but continues its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and rolling over maturing Treasury securities at auction.  The FOMC anticipates maintaining the federal funds target rate until the outlook for employment and inflation are in line with the Committee’s long term objectives.

Growth and service strategies have the potential to offset the compression on net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2010, the Bank has opened ten new branches, including the most recent branch openings in September 2014 in Bay Shore, New York, November 2014 in Port Jefferson, New York and December 2014 in Smithtown, New York. Most of the recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. The Bank has also grown through acquisitions including the May 2011 acquisition of Hampton State Bank and February 2014 acquisition of FNBNY. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

Challenges and Opportunities

As noted earlier, on February 14, 2014, the Company acquired FNBNY. This acquisition increases the Company’s scale and continues the westward expansion into three new markets including Melville (Suffolk County), and two branches in Nassau County; Massapequa and Merrick. To support this acquisition and future growth, the Company completed a public offering on October 8, 2013, with $37.5 million in net proceeds. While these proceeds provide capital to support the acquisition, the additional common shares outstanding negatively impacted earnings per share during the fourth quarter of 2013 and first half of 2014 until the benefits of the acquisition were realized. Management recognizes the challenges associated acquisitions and leveraged the experience gained in the acquisition of Hamptons State Bank in 2011, to successfully integrate the operations of FNBNY.

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

Corporate objectives for 2015 include: successful integration of the operations of CNB, leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow its franchise and continued investments to generate core funding, quality loans and new sources of revenue, remain keys to continue creating long term shareholder value. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

Page -18-

CRITICAL ACCOUNTING POLICIES

Note 1 of our Notes to Consolidated Financial Statements for the year ended December 31, 2014 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

Page -19-

appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2014 and 2013, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding our allowance for loan losses, see Note 3 of the Notes to the Consolidated Financial Statements.

NET INCOME

Net income for 2014 totaled $13.8 million or $1.18 per diluted share while net income for 2013 totaled $13.1 million or $1.36 per diluted share, as compared to net income of $12.8 million, or $1.48 per diluted share for the year ended December 31, 2012. Net income increased $0.7 million or 5.1% compared to 2013 and net income for 2013 increased $0.3 million or 2.5% as compared to 2012. Significant trends for 2014 include: (i) a $16.3 million or 31.9% increase in net interest income; (ii) a $0.2 million decrease in the provision for loan losses; (iii) a $0.7 million or 8.2% decrease in total non-interest income due to net securities losses of $1.1  million in 2014 compared to net securities gains of $0.7 million in 2013; and (iv) a $14.5 million or 38.2% increase in total non-interest expenses including $5.5 million of costs associated with the acquisition of FNBNY that closed on February 14, 2014, the agreement to acquire CNB announced in December 2014, and branch restructuring costs. The effective income tax rate was 34.5% for 2014 compared to 33.8% for 2013.

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

Page -20-

Years Ended December 31,	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest earning assets:
Loans, net (1)	$1,176,715	$57,637	4.90%	$883,511	$45,257	5.12%	$671,103	$40,255	6.00%
Mortgage-backed, CMOs and other asset-back securities	512,929	10,644	2.08	395,402	6,956	1.76	342,302	7,391	2.16
Tax exempt securities (2)	86,795	2,925	3.37	112,393	3,355	2.99	141,899	4,181	2.95
Taxable securities	222,018	4,702	2.12	213,368	4,012	1.88	191,445	4,068	2.12
Deposits with banks	12,423	32	0.26	9,773	28	0.29	27,840	78	0.28
Total interest earning assets	2,010,880	75,940	3.78	1,614,447	59,608	3.69	1,374,589	55,973	4.07
Non interest earning assets:
Cash and due from banks	40,728			33,417			22,760
Other assets	93,405			49,535			48,836
Total assets	$2,145,013			$1,697,399			$1,446,185

Interest bearing liabilities:
Savings, NOW and money market deposits	$996,315	$3,223	0.32%	$827,464	$3,543	0.43%	$718,559	$3,738	0.52%
Certificates of deposit of $100,000 or more	94,599	767	0.81	99,899	1,079	1.08	131,695	1,453	1.10
Other time deposits	59,321	426	0.72	38,462	340	0.88	40,949	416	1.02
Federal funds purchased and repurchase agreements	81,768	588	0.72	59,747	505	0.85	37,479	456	1.22
Federal Home Loan Bank term advances	125,949	1,091	0.87	41,113	440	1.07	19,202	127	0.66
Junior subordinated debentures	16,002	1,365	8.53	16,002	1,365	8.53	16,002	1,365	8.53
Total interest bearing liabilities	1,373,954	7,460	0.54	1,082,687	7,272	0.67	963,886	7,555	0.78
Non-interest bearing liabilities:
Demand deposits	578,936			474,367			365,999
Other liabilities	14,714			7,993			7,923
Total liabilities	1,967,604			1,565,047			1,337,808
Stockholders’ equity	177,409			132,352			108,377
Total liabilities and stockholders’ equity	$2,145,013			$1,697,399			$1,446,185

Net interest income/interest rate spread (3)		68,480	3.24%		52,336	3.02%		48,418	3.29%

Net interest earning assets/net interest margin (4)	$636,926		3.41%	$531,760		3.24%	$410,703		3.52%

Ratio of interest earning assets to interest bearing liabilities			146.36%			149.11%			142.61%

Less: Tax equivalent adjustment		(1,030)			(1,178)			(1,459)

Net interest income		$67,450			$51,158			$46,959

(1)                                  Amounts are net of deferred origination costs/(fees) and the allowance for loan loss, and include loans held for sale.

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

Years Ended December 31,	2014 Over 2013 Changes Due To			2013 Over 2012 Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans (1)	$14,403	$(2,023)	$12,380	$11,489	$(6,487)	$5,002
Mortgage-backed, CMOs and other asset-backed securities	2,288	1,400	3,688	1,050	(1,485)	(435)
Tax exempt securities (2)	(824)	394	(430)	(882)	56	(826)
Taxable securities	166	524	690	434	(490)	(56)
Deposits with banks	7	(3)	4	(53)	3	(50)
Total interest earning assets	16,040	292	16,332	12,038	(8,403)	3,635

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	666	(986)	(320)	513	(708)	(195)
Certificates of deposit of $100,000 or more	(93)	(219)	(312)	(273)	(101)	(374)
Other time deposits	157	(71)	86	(23)	(53)	(76)
Federal funds purchased and repurchase agreements	168	(85)	83	216	(167)	49
Federal Home Loan Bank Advances	753	(102)	651	205	108	313
Junior subordinated debentures	—	—	—	—	—	—
Total interest bearing liabilities	1,651	(1,463)	188	638	(921)	(283)
Net interest income	$14,389	$1,755	$16,144	$11,400	$(7,482)	$3,918

(1)          Amounts are net of deferred origination costs/(fees) and the allowance for loan loss, and include loans held for sale.

(2)          The above table is presented on a tax equivalent basis.

The net interest margin increased to 3.41% in 2014 compared to 3.24% for the year ended December 31, 2013 and 3.52% in 2012. The increase in 2014 compared to 2013 and 2012 is primarily attributable to the positive impact of increased loan demand, higher deposit balances, higher yields on securities, lower cost of funds and the positive impact of accretion of purchase accounting discounts. The total average interest earning assets in 2014 increased $396.4 million or 24.6% over 2013 levels, yielding 3.78% and the overall funding cost was 0.38%, including demand deposits. The yield on interest earning assets increased approximately 9 basis points while the cost of interest bearing liabilities decreased approximately 13 basis points during 2014 compared to 2013. The increase in average total deposits of $289.0 million partially funded average higher yielding securities of $100.6 million, and average net loans grew $293.2 million from the comparable 2013 levels.

Net interest income was $67.5 million in 2014 compared to $51.2 million in 2013 and $47.0 million in 2012. The increase in net interest income of $16.3 million or 31.9% as compared to 2013, and the increase in net interest income of $4.2 million or 9.0% in 2013 as compared to 2012, primarily resulted from the effect of the increase in the volume of average total interest earning assets and the decrease in the cost of average total interest bearing liabilities being greater than the effect of the increase in volume of average total interest bearing liabilities and the decrease in yield on average total interest earning assets.

Average total interest earning assets grew by $396.4 million or 24.6% to $2.0 billion in 2014 compared to $1.6 billion in 2013. During this period, the yield on average total interest earning assets increased to 3.78% from 3.69%. Average total interest earning assets grew by $239.9 million or 17.5% to $1.6 billion in 2013 compared to $1.4 billion in 2012. During this period, the yield on average total interest earning assets decreased to 3.69% from 4.07%.

Page -22-

For the year ended December 31, 2014, average loans grew by $293.2 million or 33.2% to $1.2 billion as compared to $883.5 million in 2013 and increased $212.4 million or 31.7% compared to $671.1 million in 2012. Real estate mortgage loans, multi-family loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the year ended December 31, 2014, average total investments increased by $100.5 million or 14.0% to $821.7 million as compared to $721.2 million in 2013 and increased $146.1 million or 21.6% as compared to $675.6 million in 2012.  To position the balance sheet for the future and better manage capital, liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2014, 2013 and 2012 resulting in net losses of $1.1 million in 2014 and net gains of $0.7 million and $2.6 million for 2014 and 2013 respectively. In 2014, 2013, and 2012 there were no federal funds sold.

Average total interest bearing liabilities were $1.4 billion in 2014 compared to $1.1 billion in 2013 and $963.9 million in 2012. The Bank grew deposits in 2014 as a result of opening three new branches in 2014 and two new branches in 2013, building new relationships in existing markets and the FNBNY acquisition, which closed in February 2014, adding three additional branches to the existing branch network. During 2014, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.54% for 2014 compared to 0.67% for 2013 and 0.78% for 2012. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates, making the balance sheet more liability sensitive.

For the year ended December 31, 2014, average total deposits increased by $289.0 million or 20.1% to $1.73 billion as compared to average total deposits of $1.44 billion for the year ended December 31, 2013. Components of this increase include an increase in average demand deposits for 2014 of $104.6 million or 22.0% to $578.9 million as compared to $474.4 million in average demand deposits for 2013 which increased by $108.4 million or 29.6% from $366.0 million in average demand deposits for 2012. The average balances in savings, NOW and money market accounts increased $168.9 million or 20.4% to $996.3 million for the year ended December 31, 2014 compared to $827.5 million for the same period last year and increased $108.9 million or 15.2% over the 2012 amount of $718.6 million. Average balances in certificates of deposit of $100,000 or more and other time deposits increased $15.6 million or 11.3% to $153.9 million for 2014 as compared to 2013 and decreased $34.3 million or 18.2% in 2013 as compared to 2012. Average public fund deposits comprised 16.8% of total average deposits during 2014, 17.1% in 2013 and 17.3% in 2012. Average federal funds purchased and repurchase agreements together with average Federal Home Loan Bank term advances increased $106.9 million or 106.0% to $207.7 million for the year ended December 31, 2014 as compared to average balances for 2013 and increased $44.2 million or 78.0% to $100.9 million for the year ended December 31, 2013 as compared to average balances for the same period in 2012.

Total interest income increased to $74.9 million in 2014 from $58.4 million in 2013 and $54.5 million in 2012, an increase of 28.2% during 2014 from 2013 and a 7.2% increase during 2013 from 2012. The ratio of interest earning assets to interest bearing liabilities decreased to 146.4% in 2014 as compared to 149.1% in 2013 and 142.6% in 2012. Interest income on loans increased $12.4 million in 2014 over 2013 and $5.0 million in 2013 over 2012 primarily due to growth in the loan portfolio. The yield on average loans was 4.9% for 2014, 5.1% for 2013 and 6.0% for 2012.

Interest income on investments in asset-backed, tax exempt and taxable securities increased $4.1 million or 31.1% in 2014 to $17.3 million from $13.2 million in 2013 and decreased $1.0 million or 7.3% in 2013 from $14.2 million in 2012. Interest income on securities included net amortization of premiums on securities of $3.8 million in 2014 compared to $5.2 million in 2013 and $5.6 million in 2012. The tax adjusted average yield on total securities was 2.2% in 2014, 2.0% in 2013, and 2.3% in 2012.

Total interest expense increased to $7.5 million as compared to 2013 and was $7.3 million and $7.6 million for 2013 and 2012, respectively. The increase in interest expense over 2013 is a result of the increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 0.54% in 2014, 0.67% in 2013, and 0.78% in 2012.

Provision for Loan Losses

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending areas of Nassau and Suffolk Counties that are located on Long Island. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

Loans of approximately $30.3 million or 2.3% of total loans at December 31, 2014 were categorized as classified loans compared to $46.6 million or 4.6% at December 31, 2013 and $53.6 million or 6.7% at December 31, 2012. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized

Page -23-

as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly. The declining trend in the 2014 and 2013 levels of classified loans reflects the improving economic environment.

At December 31, 2014, approximately $17.1 million of these classified loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $17.1 million of CRE loans, $16.1 million were current and $1.0 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees.  At December 31, 2014, approximately $2.8 million of classified loans were residential real estate loans with $2.2 million current and $0.6 million past due. Commercial, financial, and agricultural loans represented $8.8 million with $8.5 million current and $0.3 million past due. Approximately $0.4 million of classified loans represented real estate construction and land loans, which were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.2 million in classified loans are consumer loans that are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.

CRE loans, including multi-family loans, represented $814.4 million or 61.0% of the total loan portfolio at December 31, 2014 compared to $592.4 million or 58.6% at December 31, 2013 and $398.9 million or 50.0% at December 31, 2012. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and stabilized in 2010. The estimated decline in residential and commercial real estate values during this period ranged from 15-20% from the 2007 levels, depending on the nature and location of the real estate.  Real estate values began to improve in 2012 and continued into 2014.

As of December 31, 2014 and December 31, 2013, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $6.2 million and $8.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans decreased $2.6 million to $1.2 million or 0.09% of total loans at December 31, 2014 from $3.8 million or 0.38% of total loans at December 31, 2013. Approximately $0.5 million of the nonaccrual loans at December 31, 2014 and $2.0 million at December 31, 2013, represent troubled debt restructured loans.

Net charge-offs were $0.6 million for the year ended December 31, 2014 compared to $0.8 million for the year ended December 31, 2013 and $1.4 million for the year ended December 31, 2012. The ratio of allowance for loan losses to nonaccrual loans was 1466%, 419% and 439%, at December 31, 2014, 2013, and 2012, respectively.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $2.2 million was recorded in 2014 as compared to $2.4 million in 2013 and $5.0 million in 2012. The allowance for loan losses increased to $17.6 million at December 31, 2014 as compared to $16.0 million at December 31, 2013 and $14.4 million at December 31, 2012. As a percentage of total loans, the allowance was 1.32%, 1.58% and 1.81% at December 31, 2014, 2013 and 2012, respectively. In accordance with current accounting guidance, the acquired FNBNY loans were recorded at fair value, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties.

Page -24-

The following table sets forth changes in the allowance for loan losses:

December 31,	2014	2013	2012	2011	2010
(Dollars in thousands)
Allowance for loan losses balance at beginning of period	$16,001	$14,439	$10,837	$8,497	$6,045

Charge-offs:
Commercial real estate mortgage loans	461	—	—	—	73
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	257	420	1,210	259	20
Commercial, financial and agricultural loans	104	420	285	372	879
Real estate construction and land loans	—	23	—	864	—
Installment/consumer loans	2	53	15	186	148
Total	824	916	1,510	1,681	1,120

Recoveries:
Commercial real estate mortgage loans	—	—	—	—	—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	170	34	7	6	4
Commercial, financial and agricultural loans	87	87	83	96	56
Real estate construction and land loans	—	2	—	—	—
Installment/consumer loans	3	5	22	19	12
Total	260	128	112	121	72

Net charge-offs	(564)	(788)	(1,398)	(1,560)	(1,048)
Provision for loan losses charged to operations	2,200	2,350	5,000	3,900	3,500
Balance at end of period	$17,637	$16,001	$14,439	$10,837	$8,497
Ratio of net charge-offs during period to average loans outstanding	(0.04%)	(0.09%)	(0.21%)	(0.28%)	(0.22%)

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan type:

Years Ended December 31,	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
Commercial real estate mortgage loans	$6,994	44.5%	$6,279	47.9%	$4,445	41.7%	$3,530	46.4%	$3,310	46.9%
Multi-family loans	2,670	16.4	1,597	10.6	1,239	8.3	395	3.5	133	1.8
Residential real estate mortgage loans	2,208	11.7	2,712	15.2	2,803	18.0	2,280	23.1	1,642	28.0
Commercial, financial and agricultural loans	4,526	21.8	4,006	20.7	4,349	24.7	2,895	19.0	2,804	19.4
Real estate construction and land loans	1,104	4.8	1,206	4.7	1,375	6.1	1,465	6.6	185	2.0
Installment/consumer loans	135	0.8	201	0.9	228	1.2	272	1.4	423	1.9
Total	$17,637	100.0%	$16,001	100.0%	$14,439	100.0%	$10,837	100.0%	$8,497	100.0%

Non-Interest Income

Total non-interest income decreased by $0.7 million or 8.2% in 2014 to $8.2 million and decreased by $1.8 million or 16.7% in 2013 to $8.9 million as compared to $10.7 million in 2012. The decrease in total non-interest income in 2014 compared to 2013 was primarily the result of a $1.7 million decrease in net securities gains recognized for 2014, partially offset by an increase of $0.8 million in other operating income and $0.2 million in fees for other customer services. The decrease in total non-interest income in 2013 compared to 2012 was primarily the result of $2.0 million decrease in net securities gains recognized for 2013 and a $0.1 million decrease in service charges on deposit accounts, partially offset by an increase of $0.3 million in fees for other customer services.

Net securities losses of $1.1 million were recognized in 2014 compared to net securities gains of $0.7 million and $2.6 million recognized in 2013 and 2012, respectively. The sales of securities were due to repositioning of the available for sale investment portfolio. Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $1.7 million in 2014 and 2013 and $1.6 million in 2012.

Service charges on deposit accounts for the years ended December 31, 2014 and 2013 totaled $3.2 million as compared to $3.3 million for the same period in 2012. Fees for other customer services increased $0.2 million or 6.3% to $3.5 million compared to $3.3 million

Page -25-

in 2013. Fees from other customer services increased $0.3 million or 11.4% to $3.3 million in 2013 as compared to $3.0 million in 2012.

Other operating income for the year ended December 31, 2014 increased $0.8 million to $0.9 million compared to $0.1 million in 2013 and 2012, respectively.  The increase in 2014 is primarily the result of executing an additional $20.6 million in BOLI during the year.

Non-Interest Expense

Total non-interest expense increased $14.5 million or 38.2% to $52.4 million in 2014 compared to $37.9 million over the same period in 2013 and increased $4.1 million or 12.3% in 2013 from $33.8 million in 2012.  The primary components of these increases were higher salaries and employee benefits, occupancy and equipment, technology and communications, marketing and advertising, professional services, FDIC assessments, amortization of core deposit intangibles, and other operating expenses. Additionally, during 2014 costs of $5.5 million were incurred related to the FNBNY acquisition, agreement to acquire CNB announced in December 2014, and branch restructuring costs.

Salaries and benefits increased $4.5 million or 20.8% to $26.0 million in 2014 as compared to $21.5 million in 2012 and increased $0.8 million or 4.0% from $20.7 million as of December 31, 2012. The increases in salary and benefits reflect additional positions to support the Company’s expanding infrastructure primarily related to the acquisition of FNBNY, a larger loan portfolio, and the related employee benefit costs.

Occupancy and equipment increased $2.3 million or 43.5% to $7.7 million in 2014 compared to $5.4 million in 2013 and increased $1.3 million or 32.8% from $4.0 million in 2012. Technology and communications increased $0.6 million or 22.4% to $3.2 million compared to $2.6 million in 2013 and increased $0.5 million or 22.6% in 2013 from $2.1 million in 2012. Marketing and advertising increased $0.5 million or 30.4% to $2.4 million in 2014 from $1.9 million in 2013 and increased $0.3 million or 17.2% from $1.6 million in 2012. Higher occupancy and equipment expense, technology and communications, and marketing and advertising expense in 2014 and 2013 relate to the Company’s increased branch network and expanding infrastructure. Professional services increased $0.2 million or 14.7% to $1.5 million in 2014 from $1.3 million in 2013 and increased $0.3 million or 28.0% in 2013 from $1.0 million in 2012. FDIC assessments increased $0.4 million to $1.3 million compared to $0.9 million and $0.8 million in 2013 and 2012 respectively. For 2014, the Company incurred costs of $5.5 million related to the FNBNY and CNB acquisitions and branch restructuring costs. The acquisition costs of $0.5 million in 2013 were related solely to the FNBNY acquisition. The Company recorded amortization of core deposit intangibles of $0.3 million primarily related to the FNBNY acquisition in 2014 and $0.06 million and $0.07 million in 2013 and 2012, respectively, for the HSB acquisition.

Cost of extinguishment of debt for 2012 was $0.2 million related to the prepayment of a $5 million repurchase agreement. Other operating expenses increased $0.8 million or 19.4% to $4.5 million in 2014 compared to $3.8 million in 2013 and $3.3 million in 2012.

Income Tax Expense

Income tax expense for December 31, 2014 was $7.2 million representing an increase of $0.5 million from 2013. Income tax expense for 2013 was $6.7 million representing an increase of $0.6 million from 2012. The effective tax rate was 34.5% for the year ended December 31, 2014 compared to 33.8% for the year ended December 31, 2013. The increases in income tax expense and the effective tax rate in 2014 reflect higher income before income taxes, a lower percentage of interest income from tax exempt securities and higher state taxes. The effective tax rate for the year ended December 31, 2012 was 32.3%.

FINANCIAL CONDITION

The assets of the Company totaled $2.29 billion at December 31, 2014, an increase of $391.9 million or 20.7% from the previous year-end with growth funded by deposits, borrowings and capital. This increase reflects strong growth in new and existing markets.

Cash and due from banks increased $5.1 million or 12.8% to $45.1 million compared to December 2013 levels and interest earning deposits with banks increased $1.0 million or 18.7% as funds were invested in loan and securities. Total securities increased $25.6 million or 3.3% to $802.1 million and net loans increased $323.4 million or 32.4% to $1.3 billion compared to December 2013 levels. There were no loans held for sale in 2014 and 2013. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. At December 31, 2014, goodwill was $9.5 million and core deposit intangible was $0.8 million related to the FNBNY and HSB acquisitions. Core deposit intangible increased to $0.8 million compared to $0.2 million in 2013 due to the FNBNY acquisition. Total deposits grew $294.7 million to $1.83 billion at December 31, 2014 compared to $1.54 billion at December 2013. The deposit growth occurred in all markets and included both new commercial and consumer relationships. Demand deposits increased $120.2 million to $703.1 million as of December 31, 2014 compared to $582.9 million at December 31, 2013. Savings, NOW and money market deposits increased $134.0 million to $989.3 million at December, 2014 from $855.2 million at December 31, 2013. Certificates of deposit of $100,000 or more decreased $18.7

Page -26-

million to $83.1 million at December 31, 2014 from $64.4 million at December 31, 2013. Other time deposits increased $21.8 million to $58.3 million as of December 31, 2014 from $36.5 at December 31, 2013.

Federal funds purchased and Federal Home Loan Bank overnight borrowings at December 31, 2014 increased $11.0 million or 17.2% to $75.0 million compared to $64.0 million in 2013. Federal Home Loan Bank term advances increased $40.3 million or 41.2% to $138.3 million for December 31, 2014 compared to $98.0 million in 2013. Repurchase agreements increased $24.9 million to $36.3 million or 218.9% compared to $11.4 million as of December 31, 2013. Other liabilities and accrued expenses increased $5.4 million to $14.2 million as of December 31, 2014 from $8.8 million as of December 31, 2013.

Stockholders’ equity was $175.1 million at December 31, 2014, an increase of $15.7 million or 9.8% from December 31, 2013, reflecting primarily, the issuance of $5.9 million in common equity in connection with the FNBNY transaction, the proceeds from the issuance of shares of common stock under the Dividend Reinvestment Plan of $0.6 million, an increase in other comprehensive income, net of deferred income taxes of $4.9 million, and net income of $13.8 million, partially offset by $10.7 million in declared cash dividends. In December 2012, due to the likelihood of a change in the tax rates on dividends beginning in 2013, the Company decided to accelerate the timing of the payment of the Company’s fourth quarter dividend to shareholders of $0.23 per share into calendar year 2012 resulting in five dividend payments in 2012 compared to three dividend payments totaling $6.8 million in 2013.

Loans

During 2014, the Company continued to experience growth trends in commercial and residential real estate lending. The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending areas of Nassau and Suffolk Counties on Long Island. The bank’s portfolio also includes to a lesser extent loans on properties located in the New York City market.  The local economic conditions on Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, while the Company has a significant amount of commercial real estate loans, the majority of which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

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

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Approximately 80.0% of the Bank’s loan portfolio at December 31, 2014 is secured by real estate. Approximately 44.5% of the Bank’s loan portfolio is comprised of commercial real estate loans.  Multifamily loans represent 16.3% of the Bank’s loan portfolio. Residential real estate mortgage loans represent 11.7% of the Bank’s loan portfolio and include home equity lines of credit of approximately 4.9% and residential mortgages of approximately 6.8% of the Bank’s loan portfolio. Real estate construction and land loans comprise approximately 4.7% of the Bank’s loan portfolio. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in the Bank’s geographic markets with original loan to value ratios generally of 75% or less. The Bank’s residential mortgage portfolio includes approximately $1.8 million in interest only mortgages. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. The largest loan concentrations by industry are loans granted to lessors of commercial property both owner occupied and non-owner occupied. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on eastern Long Island that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio is comprised of commercial and consumer loans, which represent approximately 22.6% of the Bank’s loan portfolio. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must

Page -27-

take possession of the collateral. Consumer loans also have risks associated with concentrations of specific types of consumer loans within the portfolio.

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

Total loans grew $324.4 million or 32.1%, during 2014 and $213.7 million or 26.8% during 2013. Average net loans grew $293.2 million or 33.2% during 2014 over 2013 and $212.4 million or 31.7% during 2013 when compared to 2012. Real estate mortgage loans were the largest contributor of the growth for both 2014 and 2013 and increased $224.7 million or 30.1% and $203.2 million or 37.5%, respectively. Commercial real estate mortgage loans grew $110.5 million or 22.8% during 2014 and multi-family mortgage loans grew $111.5 million or 103.7% during 2014. Commercial, financial and agricultural loans increased $82.3 million or 39.3% in 2014 from 2013 and increased $12.0 million or 6.1% in 2013 from 2012. Real estate construction and land loans increased $16.6 million or 35.3% in 2014 and decreased $1.7 million or 3.4% in 2013. Installment/consumer loans increased $0.8 million or 9.0% in 2014 and increased $0.1 million or 1.3% during 2013. Fixed rate loans represented 32.5%, 33.9% and 31.7% of total loans at December 31, 2014, 2013, and 2012, respectively.

The following table sets forth the major classifications of loans:

December 31,	2014	2013	2012	2011	2010
(In thousands)
Commercial real estate mortgage loans	$595,397	$484,900	$332,782	$283,917	$236,048
Multi-family loans	218,985	107,488	66,080	21,402	9,217
Residential real estate mortgage loans	156,156	153,417	143,703	141,027	140,986
Commercial, financial and agricultural loans	291,743	209,452	197,448	116,319	97,663
Real estate construction and land loans	63,556	46,981	48,632	40,543	9,928
Installment/consumer loans	10,124	9,287	9,167	8,565	9,659
Total loans	1,335,961	1,011,525	797,812	611,773	503,501
Net deferred loan costs and fees	2,366	1,738	634	370	559
	1,338,327	1,013,263	798,446	612,143	504,060
Allowance for loan losses	(17,637)	(16,001)	(14,439)	(10,837)	(8,497)
Net loans	$1,320,690	$997,262	$784,007	$601,306	$495,563

Selected Loan Maturity Information

The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2014:

	Within One Year	After One But Within Five Years	After Five Years	Total
(In thousands)
Commercial loans	$108,619	$94,641	$88,483	$291,743
Construction and land loans (1)	21,448	13,251	28,857	63,556
Total	$130,067	$107,892	$117,340	$355,299

Rate provisions:

Amounts with fixed interest rates	$33,888	$72,223	$29,034	$135,145
Amounts with variable interest rates	96,179	35,669	88,306	220,154
Total	$130,067	$107,892	$117,340	$355,299

(1)  Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Page -28-

Past Due, Nonaccrual and Restructured Loans and Other Real Estate Owned

The following table sets forth selected information about past due, nonaccrual, restructured loans and other real estate owned:

December 31,	2014	2013	2012	2011	2010
(In thousands)
Loans 90 days or more past due and still accruing	$144	$1	$491	$411	$—
Nonaccrual loans	713	1,856	2,262	2,156	1,997
Restructured loans - Nonaccrual	490	1,965	1,027	2,004	4,728
Restructured loans - Performing	5,031	5,184	5,039	4,904	3,219
Other real estate owned, net	—	2,242	250	—	—
Total	$6,378	$11,248	$9,069	$9,475	$9,944

Years Ended December 31,	2014	2013	2012	2011	2010
(In thousands)
Gross interest income that has not been paid or recorded during the year under original terms:
Nonaccrual loans	$33	$66	$155	$122	$123
Restructured loans	84	60	84	436	255

Gross interest income recorded during the year:
Nonaccrual loans	$4	$94	$33	$41	$17
Restructured loans	214	282	226	241	105

Commitments for additional funds	—	—	—	—	—

The following table sets forth impaired loans by loan type:

December 31,	2014	2013	2012	2011	2010
(In thousands)
Nonaccrual loans:
Commercial real estate mortgage loans	$295	$352	$492	$449	$228
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	315	1,436	1,496	1,156	1,397
Commercial, financial and agricultural loans	75	—	193	260	—
Real estate construction and land loans	—	—	—	250	250
Installment/consumer loans	—	—	—	—	82
Total	685	1,788	2,181	2,115	1,957

Restructured loans - Nonaccrual:
Commercial real estate mortgage loans	300	617	—	—	—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	69	618	717	1,786	2,037
Commercial, financial and agricultural loans	118	720	310	218	—
Real estate construction and land loans	—	—	—	—	2,686
Installment/consumer loans	—	—	—	—	—
Total	487	1,955	1,027	2,004	4,723

Total Non-performing impaired loans	1,172	3,743	3,208	4,119	6,680

Restructured loans - Performing:
Commercial real estate mortgage loans	4,541	4,260	4,284	4,630	3,186
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	—	329	336	—	—
Commercial, financial and agricultural loans	489	526	380	274	—
Real estate construction and land loans	—	—	—	—	—
Installment/consumer loans	—	—	—	—	—
Total	5,030	5,115	5,000	4,904	3,186

Total Impaired Loans	$6,202	$8,858	$8,208	$9,023	$9,866

Restructured loans totaled $5.5 million and $7.1 million as of December 31, 2014 and December 31, 2013, respectively.

Page -29-

Securities

Total securities increased to $802.1 million at December 31, 2014 from $776.5 million at December 31, 2013. The available for sale portfolio increased 2.1% to $587.2 million from $575.2 million at December 31, 2013. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. Residential mortgage-backed securities increased by $87.0 million at December 31, 2014, commercial mortgage-backed securities increased by $0.1 million, state and municipal obligations increased by $2.0 million, and corporate bonds increased by $18.0 million, while residential collateralized mortgage obligations decreased by $20.6 million, U.S. government sponsored entity (“U.S. GSE”) securities decreased by $57.3 million, non-agency commercial mortgage-backed securities decreased by $3.6 million, commercial collateralized mortgage obligations decreased by $2.8 million, and other asset backed securities decreased by $10.8 million. Securities held to maturity increased 6.8% to $214.9 million at December 31, 2014 compared to $201.3 million at December 31, 2013.  Commercial mortgage-backed securities increased by $3.1 million, commercial collateralized mortgage obligations increased by $22.8 million, while state and municipal obligations held to maturity decreased by $2.4 million, residential mortgage-backed securities decreased by $1.3 million, and residential collateralized mortgage obligations decreased by $8.7 million.  Fixed rate securities represented 91.5% of total securities at December 31, 2014 compared to 92.7% at December 31, 2013. Residential collateralized mortgage obligations represented approximately 44.0% of the available for sale balance at December 31, 2014 as compared to 48.5% at the prior year-end. To position the balance sheet for the future and better manage capital, liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2014 and 2013 resulting in a net loss of $1.1 million and a net gain of $0.7 million, respectively. The sale of securities and the change in market rates were the primary reasons for the net decrease in unrealized loss in securities available for sale which increased other comprehensive income.

Page -30-

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield at December 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

December 31, 2014
(Dollars in	Within			After One But			After Five But			After
thousands)	One Year			Within Five Years			Within Ten Years			Ten Years			Total
	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount
Available for sale:

US GSE securities	$201	$197	4.70%	$8,805	$9,000	1.52%	$86,419	$88,363	2.07%	$—	$—	—%	$95,425	$97,560
State and municipal obligations	15,654	15,574	1.84	27,712	27,707	1.73	9,518	9,470	2.26	10,809	10,832	3.06	63,693	63,583
US GSE Residential mortgage-backed securities	—	—	—	—	—	—	4,594	4,566	1.82	96,831	96,365	2.19	101,425	100,931
US GSE Residential collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	258,599	261,256	1.87	258,599	261,256
US GSE Commercial mortgage-backed securities	—	—	—	—	—	—	2,945	3,016	2.06	—	—	—	2,945	3,016
US GSE Commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	24,082	24,179	1.97	24,082	24,179
Other Asset backed securities	—	—	—	—	—	—	—	—	—	23,037	24,190	1.66	23,037	24,190
Corporate Bonds	—	—	—	1,001	1,000	0.43	16,977	16,952	2.06	—	—	—	17,978	17,952
Total available for sale	$15,855	$15,771	1.87%	$37,518	$37,707	1.65%	$120,453	$122,367	2.07%	$413,358	$416,822	1.97%	$587,184	$592,667

Held to maturity:

US GSE securities	$—	$—	—%	$7,414	$7,455	1.65%	$3,963	$3,828	3.13%	$—	$—	—%	$11,377	$11,283
State and municipal obligations	5,149	5,139	1.05	11,596	11,507	1.44	43,309	42,101	3.01	6,370	6,117	3.24	66,424	64,864
US GSE Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	6,570	6,667	1.25	6,570	6,667
US GSE Residential collateralized mortgage obligations	—	—	—	—	—	—	1,041	1,009	3.72	58,143	58,530	2.60	59,184	59,539
US GSE Commercial mortgage-backed securities	—	—	—	—	—	—	10,073	9,935	2.58	3,347	3,278	2.92	13,420	13,213
US GSE Commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	36,249	36,413	2.95	36,249	36,413
Corporate Bonds	11,990	11,948	1.56	11,075	11,000	1.84	—	—	—	—	—	—	23,065	22,948
Total held to maturity	17,139	17,087	1.41	30,085	29,962	1.64	58,386	56,873	2.96	110,679	111,005	2.68	216,289	214,927
Total securities	$32,994	$32,858	1.63%	$67,603	$67,669	1.64%	$178,839	$179,240	2.35%	$524,037	$527,827	2.12%	$803,473	$807,594

Deposits and Borrowings

Borrowings, including federal funds purchased, repurchase agreements and junior subordinated debentures, increased $76.2 million to $265.6 million at December 31, 2014 from the prior year-end. Total deposits increased $294.7 million or 19.1% in 2014 as compared to 2013. The growth in deposits is attributable to an increase in individual, partnership and corporate (“core deposits”) account balances of $268.3 million, driven by the addition of the branches acquired in the FNBNY transaction, opening of three new branches in 2014 and two in 2013, the building of new relationships in current markets, and an increase of $26.4 million in public funds deposits. Demand deposits increased $120.2 million or 20.6% and Savings, NOW and money market deposits increased $134.0 million or 15.7% primarily related to core deposits growth. Certificates of deposit of $100,000 or more decreased $18.6 million or 28.9% from December 31, 2013 and other time deposits increased $21.8 million or 58.9% as compared to the prior year.

Page -31-

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2014:

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
3 Months or less	$13,009	$17,110	$30,119
Over 3 through 6 months	10,120	12,072	22,192
Over 6 through 12 months	12,388	15,174	27,562
Over 12 months through 24 months	9,405	15,040	24,445
Over 24 months through 36 months	4,934	10,270	15,204
Over 36 months through 48 months	5,923	10,159	16,082
Over 48 months through 60 months	2,434	3,246	5,758
Over 60 months	78	—	—
Total	$58,291	$83,071	$141,362

LIQUIDITY

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated opportunities for Company growth or earnings enhancement. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Holding Company’s principal sources of liquidity included cash and cash equivalents of $0.6 million as of December 31, 2014, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2014, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of January 1, 2015, the Bank has $28.8 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company made a capital contribution of $24.0 million to the Bank during the twelve months ended December 31, 2014.

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

During 2014, 2013 and 2012, the Bank grew its core deposits as well as its level of public funds. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2014, the Bank had aggregate lines of credit of $295.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $275.0 million is available on an unsecured basis. As of December 31, 2014, the Bank had $75.0 million in overnight borrowings outstanding under these lines.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December 31, 2014, the Bank had $69.0 million outstanding in FHLB overnight borrowings and an additional $69.3 million outstanding in FHLB term borrowings. The Bank had $35.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2014 with brokers and $1.3 million outstanding with customers.  As of December 31, 2013, the Bank had $10.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.4 million outstanding with customers. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of December 31, 2014, the Bank had $8.3 million of brokered certificates of deposits and none at December 31, 2013.

Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of our operating requirements. Based on the objectives determined by the Asset and Liability Committee, the Bank’s liquidity levels may be affected by the use of short-term and wholesale borrowings, and the amount of public funds in the deposit mix. The Asset and Liability

Page -32-

Committee is comprised of members of senior management and the Board. Excess short-term liquidity is invested in overnight federal funds sold or in an interest earning account at the Federal Reserve.

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, the Company enters into certain contractual obligations.

The following represents contractual obligations outstanding at December 31, 2014:

	Total Amounts Committed	Less than One Year	One to Three Years	Four to Five Years	Over Five Years
(In thousands)
Operating leases	$32,358	$3,672	$7,066	$5,428	$16,192
FHLB term advances and repurchase agreements	174,590	146,771	11,703	16,116	—
Junior subordinated debentures	16,002	—	—	—	16,002
Time deposits	141,362	79,873	39,649	21,840	—
Total contractual obligations outstanding	$364,312	$230,316	$58,418	$43,384	$32,194

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2014, the Company had $58.9 million in outstanding loan commitments and $248.3 million in outstanding commitments for various lines of credit including unused overdraft lines. The Company also has $1.9 million of standby letters of credit as of December 31, 2014. See Note 13 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

CAPITAL RESOURCES

Stockholders’ equity increased to $175.1 million at December 31, 2014 from $159.5 million at December 31, 2013 as a result of (i) undistributed net income; (ii) the issuance of shares of common stock through the Dividend Reinvestment Plan and the stock based compensation plan; (iii) the change in pension liability under FASB ASC 715-30, net of deferred taxes; (iv) the change in net unrealized appreciation in securities available for sale, net of deferred taxes; (v) the declaration of dividends; and (vi) shares issued in connection with the acquisition of FNBNY. The ratio of average stockholders’ equity to average total assets was 8.27% at year-end 2014 compared to 7.80% at year-end 2013.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 15 of the Notes to the Consolidated Financial Statements). Since 2012, the Company has actively managed its capital position in response to its growth. During this period, the Company has raised $63.2 million in capital through the following initiatives:

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

•      On February 14, 2014, the Company issued 240,598 shares of common stock with net proceeds of $5.9 million in capital.  These shares were issued in connection with the acquisition of FNBNY.

•      Proceeds of $19.8 million in capital through issuance of common stock through the Dividend Reinvestment Plan.

The Company has the ability to issue additional common stock and/or preferred stock should the need arise.

The Company had returns on average equity of 7.76%, 9.89%, and 11.78%, and returns on average assets of 0.64%, 0.77%, and 0.88% for the years ended December 31, 2014, 2013, and 2012, respectively. The Company also utilizes cash dividends and stock repurchases to manage capital levels. In 2014, the Company declared four quarterly cash dividends totaling $10.7 million compared to

Page -33-

three quarterly cash dividends of $6.8 million in 2013. The dividend payout ratios for 2014 and 2013 were 77.43% and 51.58%, respectively. The Company continues its trend of uninterrupted dividends. On March 27, 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its then current outstanding shares, 309,000 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully. The Company did not repurchase any shares in 2014, 2013 or 2012.

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

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1 u) of the Notes to Consolidated Financial Statements.

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

At December 31, 2014, $734.2 million or 91.5% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

Page -34-

interest income exposure over a one-year horizon given a 100 and 200 basis point upward shift in interest rates and a 100 basis point downward shift in interest rates.  A parallel and pro-rata shift in rates over a twelve-month period is assumed.

In addition to the above scenarios, the Company considers other, non-parallel rate shifts that would also exert pressure on earnings.  The current low interest rate environment presents the possibility for a flattening of the yield curve.  This could happen if the FOMC began to raise short-term interest rates without there being a corresponding rise in long-term rates.  This would have the effect of raising short-term borrowings costs without allowing longer term assets to reprice higher.

The following reflects the Company’s net interest income sensitivity analysis at December 31, 2014:

Change in Interest	Potential Change in Future Net Interest Income
Rates in Basis Points	$ Change	% Change
(Dollars in thousands)
200	$(3,657)	(5.18)%
100	$(1,806)	(2.56)%
Static	—	—
(100)	$(415)	(0.41)%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income over the next twelve months by 5.18 percent. Our balance sheet sensitivity to such a move in interest rates at December 31, 2014 decreased as compared to December 31, 2013 (which was a decrease of 6.60 percent in net interest income over a 12 month period).  This decrease is due to several factors which reflect our strategy to lessen our exposure to rising rates.  Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 4.82 to 3.46.  Additionally, the bank has increased its use of swaps to extend liabilities.

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

Page -35-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$45,109	$39,997
Interest earning deposits with banks	6,621	5,576
Total cash and cash equivalents	51,730	45,573

Securities available for sale, at fair value	587,184	575,179
Securities held to maturity (fair value of $216,289 and $197,339, respectively)	214,927	201,328
Total securities	802,111	776,507

Securities, restricted	10,037	7,034

Loans held for investment	1,338,327	1,013,263
Allowance for loan losses	(17,637)	(16,001)
Loans, net	1,320,690	997,262

Premises and equipment, net	32,424	27,983
Accrued interest receivable	6,425	5,648
Goodwill	9,450	2,034
Core deposit intangible	842	190
Prepaid pension	4,927	8,585
Bank owned life insurance	30,644	10,035
Other real estate owned	—	2,242
Other assets	19,373	13,653
Total Assets	$2,288,653	$1,896,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$703,130	$582,938
Savings, NOW and money market deposits	989,287	855,246
Certificates of deposit of $100,000 or more	83,071	64,445
Other time deposits	58,291	36,450
Total deposits	1,833,779	1,539,079

Federal funds purchased	75,000	64,000
Federal Home Loan Bank advances	138,327	98,000
Repurchase agreements	36,263	11,370
Junior subordinated debentures	16,002	16,002
Other liabilities and accrued expenses	14,164	8,835
Total Liabilities	2,113,535	1,737,286

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 11,651,398 and 11,317,367 shares issued, respectively; 11,650,405 and 11,307,607 shares outstanding, respectively	117	113
Surplus	118,846	111,377
Retained earnings	64,547	61,441
Less: Treasury Stock at cost, 993 and 9,760 shares, respectively	(25)	(235)
	183,485	172,696
Accumulated other comprehensive loss, net of income tax	(8,367)	(13,236)
Total Stockholders’ Equity	175,118	159,460
Total Liabilities and Stockholders’ Equity	$2,288,653	$1,896,746

See accompanying notes to Consolidated Financial Statements.

Page -36-

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

Years Ended December 31,	2014	2013	2012
Interest income:
Loans (including fee income)	$57,628	$45,250	$40,255
Mortgage-backed securities, CMOs and other assets-backed securities	10,644	6,956	7,391
State and municipal obligations	2,735	2,638	3,126
U.S. GSE securities	2,716	2,982	2,977
Corporate bonds	749	399	574
Deposits with banks	32	28	78
Other interest and dividend income	406	177	113
Total interest income	74,910	58,430	54,514

Interest expense:
Savings, NOW and money market deposits	3,223	3,543	3,738
Certificates of deposit of $100,000 or more	767	1,079	1,453
Other time deposits	426	340	416
Federal funds purchased and repurchase agreements	588	505	461
Federal Home Loan Bank advances	1,091	440	122
Junior subordinated debentures	1,365	1,365	1,365
Total interest expense	7,460	7,272	7,555

Net interest income	67,450	51,158	46,959
Provision for loan losses	2,200	2,350	5,000
Net interest income after provision for loan losses	65,250	48,808	41,959

Non-interest income:
Service charges on deposit accounts	3,206	3,174	3,313
Fees for other customer services	3,501	3,295	2,958
Title fee income	1,662	1,687	1,635
Net securities (losses) gains	(1,090)	659	2,647
Other operating income	887	76	120
Total non-interest income	8,166	8,891	10,673

Non-interest expense:
Salaries and employee benefits	26,011	21,532	20,705
Occupancy and equipment	7,712	5,374	4,046
Technology and communications	3,175	2,594	2,116
Marketing and advertising	2,430	1,864	1,590
Professional services	1,537	1,340	1,047
FDIC assessments	1,265	924	754
Acquisition costs and branch restructuring	5,504	499	—
Amortization of core deposit intangible	300	59	67
Cost of extinguishment of debt	—	—	158
Other operating expenses	4,480	3,751	3,297
Total non-interest expense	52,414	37,937	33,780

Income before income taxes	21,002	19,762	18,852
Income tax expense	7,239	6,669	6,080
Net income	$13,763	$13,093	$12,772
Basic earnings per share	$1.18	$1.36	$1.48
Diluted earnings per share	$1.18	$1.36	$1.48

See accompanying notes to Consolidated Financial Statements.

Page -37-

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

Years Ended December 31,	2014	2013	2012
Net Income	$13,763	$13,093	$12,772
Other comprehensive (loss) income:
Change in unrealized net gains (losses) on securities available for sale, net of reclassification and deferred income taxes	8,687	(14,732)	(2,996)
Adjustment to pension liability, net of deferred income taxes	(3,348)	1,907	256
Unrealized gain (loss) on cash flow hedge, net of deferred income taxes	(470)	7	(106)
Total other comprehensive (loss) income	4,869	(12,818)	(2,846)
Comprehensive income	$18,632	$275	$9,926

See accompanying notes to Consolidated Financial Statements.

Page -38-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	$84	$52,962	$52,228	$(715)	$2,428	$106,987
Net income			12,772			12,772
Shares issued under the dividend reinvestment plan (“DRP”)	5	10,502				10,507
Stock awards granted and distributed		(580)		580		—
Stock awards forfeited		6		(6)		—
Vesting of stock awards				(175)		(175)
Exercise of stock options		(7)		7		—
Tax effect of stock plans		(18)				(18)
Shared based compensation expense		1,343				1,343
Cash dividend declared, $1.15 per share			(9,898)			(9,898)
Other comprehensive (loss), net of deferred income taxes					(2,846)	(2,846)
Balance at December 31, 2012	$89	$64,208	$55,102	$(309)	$(418)	$118,672

Net income			13,093			13,093
Shares issued under the DRP	4	8,656				8,660
Shares issued in common stock offerings, net of offering costs (1,926,250 shares)	19	37,558				37,577
Stock awards granted and distributed	1	(435)		434		—
Stock awards forfeited		79		(79)		—
Vesting of stock awards				(291)		(291)
Exercise of stock options		(6)		10		4
Tax effect of stock plans		21				21
Shared based compensation expense		1,296				1,296
Cash dividend declared, $0.69 per share			(6,754)			(6,754)
Other comprehensive (loss), net of deferred income taxes					(12,818)	(12,818)
Balance at December 31, 2013	$113	$111,377	$61,441	$(235)	$(13,236)	$159,460

Net income			13,763			13,763
Shares issued under the DRP	1	630				631
Shares issued in the acquisition of FNBNY Bancorp, net of offering costs (240,598 shares)	2	5,946				5,948
Stock awards granted and distributed	1	(432)		431		—
Stock awards forfeited		58		(58)		—
Vesting of stock awards				(173)		(173)
Exercise of stock options		(3)		10		7
Tax effect of stock plans		36				36
Shared based compensation expense		1,234				1,234
Cash dividend declared, $0.92 per share			(10,657)			(10,657)
Other comprehensive income, net of deferred income taxes					4,869	4,869
Balance at December 31, 2014	$117	$118,846	$64,547	$(25)	$(8,367)	$175,118

See accompanying notes to Consolidated Financial Statements.

Page -39-

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

Years Ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net income	$13,763	$13,093	$12,772
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,200	2,350	5,000
Depreciation and amortization	481	1,852	1,271
Net amortization on securities	3,763	5,168	5,573
Increase in cash surrender value of bank owned life insurance	(609)	(35)	—
Amortization of core deposit intangible	300	59	67
Share based compensation expense	1,234	1,296	1,343
Net securities losses (gains)	1,090	(659)	(2,647)
Increase in accrued interest receivable	(777)	(212)	(496)
Decrease (increase) in other assets	5,783	(1,366)	(2,287)
(Decrease) increase in accrued expenses and other liabilities	(1,417)	3,483	1,737
Net cash provided by operating activities	25,811	25,029	22,333

Cash flows from investing activities:
Purchases of securities available for sale	(342,185)	(333,359)	(511,979)
Purchases of securities, restricted	(408,439)	(164,503)	(31,355)
Purchases of securities held to maturity	(52,464)	(68,251)	(132,304)
Proceeds from sales of securities available for sale	360,963	129,431	151,959
Redemption of securities, restricted	408,036	160,447	30,037
Maturities, calls and principal payments of securities available for sale	80,242	130,411	266,095
Maturities, calls and principal payments of securities held to maturity	37,983	76,128	89,123
Net increase in loans	(235,320)	(217,668)	(185,790)
Proceeds from loan sale	—	—	575
Proceeds from sales of other real estate owned (“OREO”), net	2,942	218	—
Purchase of bank owned life insurance	(20,000)	(10,000)	—
Purchase of premises and equipment	(5,232)	(4,029)	(3,592)
Net cash acquired in business combination	2,926	—	—
Net cash used in investing activities	(170,548)	(301,175)	(327,231)

Cash flows from financing activities:
Net increase in deposits	125,300	129,773	221,192
Net increase in federal funds purchased	11,000	19,500	44,500
Net increase in FHLB advances	1,499	83,000	15,000
Repayment of acquired unsecured debt	(1,450)	—	—
Net increase (decrease) in repurchase agreements	24,893	(1,020)	(4,507)
Net proceeds from issuance of common stock	631	46,237	10,507
Net proceeds from exercise of stock options	7	4	—
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(173)	(291)	(175)
Excess tax (expense) benefit from share based compensation	36	21	(18)
Cash dividends paid	(10,657)	(6,754)	(9,898)
Other, net	(192)	—	—
Net cash provided by financing activities	150,894	270,470	276,601

Net increase (decrease) in cash and cash equivalents	6,157	(5,676)	(28,297)
Cash and cash equivalents at beginning of period	45,573	51,249	79,546
Cash and cash equivalents at end of period	$51,730	$45,573	$51,249

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$7,377	$7,194	$7,727
Income tax	$4,068	$5,108	$5,260

Noncash investing and financing activities:
Financing of sale of loans held for sale	$—	$—	$1,725
Transfers from portfolio loans to OREO	$577	$2,242	$250

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$209,022	$—	$—
Fair value of liabilities assumed	$213,224	$—	$—

See accompanying notes to Consolidated Financial Statements.

Page -40-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York and is a registered bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”), and Bridge Financial Services LLC (“Bridge Financial Services’), an investment services subsidiary.

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

Page -41-

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

Loans that were acquired from the acquisition of First National Bank of New York on February 14, 2014 were initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. Some of the loans at time of acquisition showed evidence of credit deterioration since origination. These loans are considered purchase credit impaired loans.

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

Loans held for sale are carried at the lower of aggregate cost, or estimated fair value.  Any subsequent declines in fair value below the initial carrying value are recorded as a valuation allowance, which is established through a charge to earnings.

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

Page -42-

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

Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Credit Risk Committee, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2014, management believes the allowance for loan losses is adequate.

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

j) Goodwill and other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.  The Company has selected November 30th as the date to perform the annual impairment test.  Intangible assets with definite useful

Page -43-

lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions. They are amortized on an accelerated method over their estimated useful lives of 10 years.

k) Loan Commitments and Related Financial Instruments

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

l) Derivatives

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

m) Income Taxes

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

In accordance with FASB ASC 740, Accounting for Uncertainty in Income Taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There are no such tax positions on the Company’s financial statements at December 31, 2014 and 2013, respectively.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2014 and December 31, 2013, respectively.

n) Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. Treasury stock is reissued using the first in, first out method.

Page -44-

o) Earnings Per Share

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

p) Dividends

Cash available for distribution of dividends to stockholders of the Company is primarily derived from cash and cash equivalents of the Company and dividends paid by the Bank to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. Dividends from the Bank to the Company at January 1, 2015 are limited to $28.8 million which represents the Bank’s 2014 retained net income and net retained earnings from the previous two years. During 2014, the Bank did not pay dividends to the Company.

q) Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

r) Stock Based Compensation Plans

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

s) Comprehensive Income

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

t) Fair Value of Financial Instruments

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

u) New Accounting Standards

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by eliminating the Concept of Extraordinary Items.”  ASU 2015-01 simplifies the income statement presentation requirements in subtopic 225-20 by eliminating the concept of extraordinary items.  Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this update become

Page -45-

effective for annual periods and interim periods within those periods beginning after December 15, 2015. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  ASU 2014-12 amended existing guidance related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  These amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The amendments in this update become effective for annual periods and interim periods within those periods beginning after December 15, 2015. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” creating FASB Topic 606, Revenue from Contracts with Customers.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, “Receivables – Trouble Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate collateralized consumer Mortgage Loans upon Foreclosure.”  ASU 2014-04 clarifies clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments in this ASU require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans. Adoption of ASU 2014-04 did not have a material effect on the Company’s consolidated financial statements.

v) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

Page -46-

2. SECURITIES

A summary of the amortized cost, gross unrealized gains and losses and fair value of securities is as follows:

December 31,	2014				2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:

U.S. GSE securities	$97,560	$4	$(2,139)	$95,425	$164,278	$15	$(11,536)	$152,757
State and municipal obligations	63,583	318	(208)	63,693	62,141	602	(1,087)	61,656
U.S. GSE residential mortgage-backed securities	100,931	534	(40)	101,425	14,609	36	(210)	14,435
U.S. GSE residential collateralized mortgage obligations	261,256	310	(2,967)	258,599	285,595	559	(6,963)	279,191
U.S. GSE commercial mortgage-backed securities	3,016	—	(71)	2,945	3,076	—	(242)	2,834
U.S. GSE commercial collateralized mortgage obligations	24,179	44	(141)	24,082	26,740	194	(24)	26,910
Non Agency commercial mortgage-backed securities	—	—	—	—	3,658	—	(80)	3,578
Other asset backed securities	24,190	—	(1,153)	23,037	34,970	42	(1,194)	33,818
Corporate Bonds	17,952	161	(135)	17,978	—	—	—	—
Total available for sale	592,667	1,371	(6,854)	587,184	595,067	1,448	(21,336)	575,179

Held to maturity:

U.S. GSE securities	11,283	135	(41)	11,377	11,254	—	(375)	10,879
State and municipal obligations	64,864	1,658	(98)	66,424	67,232	863	(179)	67,916
U.S. GSE residential mortgage-backed securities	6,667	—	(97)	6,570	8,001	—	(312)	7,689
U.S. GSE residential collateralized mortgage obligations	59,539	507	(862)	59,184	68,197	537	(3,655)	65,079
U.S. GSE commercial mortgage-backed securities	13,213	233	(26)	13,420	10,132	—	(356)	9,776
U.S. GSE commercial collateralized mortgage obligations	36,413	267	(431)	36,249	13,627	—	(706)	12,921
Corporate Bonds	22,948	139	(22)	23,065	22,885	203	(9)	23,079
Total held to maturity	214,927	2,939	(1,577)	216,289	201,328	1,603	(5,592)	197,339
Total securities	$807,594	$4,310	$(8,431)	$803,473	$796,395	$3,051	$(26,928)	$772,518

Page -47-

Securities with unrealized losses at year-end 2014 and 2013, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31,	2014				2013
(In thousands)	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available for sale:

U.S. GSE securities	$4,991	$8	$90,233	$2,131	$128,468	$8,915	$23,966	$2,621
State and municipal obligations	12,330	79	14,592	129	23,765	1,046	966	41
U.S. GSE residential mortgage-backed securities	—	—	1,554	40	10,410	210	—	—
U.S. GSE residential collateralized mortgage obligations	60,126	349	122,179	2,618	218,415	6,476	12,757	487
U.S. GSE commercial mortgage-backed securities	—	—	2,944	71	2,834	242	—	—
U.S. GSE commercial collateralized mortgage obligations	13,830	108	4,636	33	4,912	24	—	—
Non Agency commercial mortgage-backed securities	—	—	—	—	3,578	80	—	—
Other asset backed securities	23,038	1,153	—	—	21,144	1,103	2,906	91
Corporate Bonds	9,865	135	—	—	—	—	—	—
Total available for sale	124,180	1,832	236,138	5,022	413,526	18,096	40,595	3,240

Held to maturity:

U.S. GSE securities	—	—	7,414	41	10,879	375	—	—
State and municipal obligations	11,343	97	202	1	24,079	178	385	1
U.S. GSE residential mortgage-backed securities	—	—	6,569	97	7,689	312	—	—
U.S. GSE residential collateralized mortgage obligations	10,422	46	30,413	816	29,570	2,169	17,752	1,486
U.S. GSE commercial mortgage-backed securities	—	—	4,188	26	9,776	356	—	—
U.S. GSE commercial collateralized mortgage obligations	14,392	73	8,611	358	12,921	706	—	—
Corporate Bonds	3,978	22	—	—	1,993	7	999	2
Total held to maturity	$40,135	$238	$57,397	$1,339	$96,907	$4,103	$19,136	$1,489

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

At December 31, 2014, the majority of unrealized losses on available for sale securities are related to the Company’s U.S. GSE residential collateralized mortgage obligations and U.S. GSE securities. The majority of unrealized losses on held to maturity securities are related to U.S. GSE residential collateralized mortgage obligations.  The decrease in fair value of the U.S. GSE residential collateralized mortgage obligations, and the U.S. GSE securities portfolio is attributable to changes in interest rates and not credit quality. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

Page -48-

The following table sets forth the fair value, amortized cost and maturities of the securities at December 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2014	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
(In thousands)	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount
Available for sale:

U.S. GSE securities	$201	$197	$8,805	$9,000	$86,419	$88,363	$—	$—	$95,425	$97,560
State and municipal obligations	15,654	15,574	27,712	27,707	9,518	9,470	10,809	10,832	63,693	63,583
U.S. GSE residential mortgage-backed securities	—	—	—	—	4,594	4,566	96,831	96,365	101,425	100,931
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	—	—	258,599	261,256	258,599	261,256
U.S. GSE commercial mortgage-backed securities	—	—	—	—	2,945	3,016	—	—	2,945	3,016
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	24,082	24,179	24,082	24,179
Other Asset backed securities	—	—	—	—	—	—	23,037	24,190	23,037	24,190
Corporate Bonds	—	—	1,001	1,000	16,977	16,952	—	—	17,978	17,952
Total available for sale	15,855	15,771	37,518	37,707	120,453	122,367	413,358	416,822	587,184	592,667

Held to maturity:

U. S. GSE securities	—	—	7,414	7,455	3,963	3,828	—	—	11,377	11,283
State and municipal obligations	5,149	5,139	11,596	11,507	43,309	42,101	6,370	6,117	66,424	64,864
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	6,570	6,667	6,570	6,667
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	1,041	1,009	58,143	58,530	59,184	59,539
U.S. GSE commercial mortgage-backed securities	—	—	—	—	10,073	9,935	3,347	3,278	13,420	13,213
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	36,249	36,413	36,249	36,413
Corporate Bonds	11,990	11,948	11,075	11,000	—	—	—	—	23,065	22,948
Total held to maturity	17,139	17,087	30,085	29,962	58,386	56,873	110,679	111,005	216,289	214,927
Total securities	$32,994	$32,858	$67,603	$67,669	$178,839	$179,240	$524,037	$527,827	$803,473	$807,594

There were $361.0 million of proceeds on sales of available for sale securities with gross gains of approximately $1.2 million and gross losses of approximately $2.3 million realized in 2014.  There were $129.4 million of proceeds on sales of available for sale securities with gross gains of approximately $1.5 million and gross losses of approximately $0.8 million realized in 2013.  There were $152.0 million of proceeds on sales of available for sale securities with gross gains of approximately $3.2 million and gross losses of approximately $0.6 million realized in 2012.

Securities having a fair value of approximately $451.1 million and $397.5 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Company did not hold any trading securities during the years ended December 31, 2014 and 2013.

As of December 31, 2014 and 2013, there was one issuer, other than U.S. Government and its Sponsored Entities, where the Bank had invested holdings that exceeded 10% of consolidated stockholder’s equity and represented 13% and 14% of consolidated stockholder’s equity, respectively.   These assets are more than 95% backed by a U.S. Government guarantee.

Page -49-

3. LOANS

The following table sets forth the major classifications of loans:

December 31,	2014	2013
(In thousands)
Commercial real estate mortgage loans	$595,397	$484,900
Multi-family mortgage loans	218,985	107,488
Residential real estate mortgage loans	156,156	153,417
Commercial, financial and agricultural loans	291,743	209,452
Real estate construction and land loans	63,556	46,981
Installment/consumer loans	10,124	9,287
Total loans	1,335,961	1,011,525
Net deferred loan costs and fees	2,366	1,738
	1,338,327	1,013,263
Allowance for loan losses	(17,637)	(16,001)
Net loans	$1,320,690	$997,262

On February 14, 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of  $89.7 million of acquired loans recorded at their fair value.  There were approximately $64.9 million of acquired FNBNY loans remaining as of December 31, 2014.

Lending Risk

The principal business of the Bank is lending, primarily in commercial real estate mortgage loans, multi-family mortgage loans, residential real estate mortgage loans, construction loans, home equity loans, commercial and industrial loans, land loans and consumer loans. The Bank considers its primary lending area to be Nassau and Suffolk Counties located on Long Island and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

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

Page -50-

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

The Credit Risk Committee is comprised of members of both management and the Board of Directors. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Committee, based on its risk assessment of the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2014 and 2013, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review

Page -51-

the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table sets forth changes in the allowance for loan losses:

December 31,	2014	2013	2012
(In thousands)
Allowance for loan losses balance at beginning of period	$16,001	$14,439	$10,837

Charge-offs	(824)	(916)	(1,510)
Recoveries	260	128	112
Net charge-offs	(564)	(788)	(1,398)
Provision for loan losses charged to operations	2,200	2,350	5,000
Balance at end of period	$17,637	$16,001	$14,439

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of December 31, 2014, 2013 and 2012. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

December 31, 2014	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses
Beginning balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001
Charge-offs	(461)	—	(257)	(104)	—	(2)	(824)
Recoveries	—	—	170	87	—	3	260
Provision	1,176	1,073	(417)	537	(102)	(67)	2,200
Ending balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637

Ending balance: individually evaluated for impairment	$23	$—	$72	$79	$—	$—	$174

Ending balance: collectively evaluated for impairment	$6,971	$2,670	$2,136	$4,447	$1,104	$135	$17,463

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$595,397	$218,985	$156,156	$291,743	$63,556	$10,124	$1,335,961

Ending balance: individually evaluated for impairment	$5,136	$—	$383	$682	$—	$—	$6,201

Ending balance: collectively evaluated for impairment	$582,946	$218,985	$154,897	$286,368	$63,556	$10,124	$1,316,876

Ending balance: loans acquired with deteriorated credit quality(1)	$7,315	$—	$876	$4,693	$—	$—	$12,884

(1) Includes PCI loans acquired on February 14, 2014 from FNBNY.

Page -52-

December 31, 2013	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses
Beginning balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439
Charge-offs	—	—	(420)	(420)	(23)	(53)	(916)
Recoveries	—	—	34	87	2	5	128
Provision	1,834	358	295	(10)	(148)	21	2,350
Ending balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001

Ending balance: individually evaluated for impairment	$116	$—	$122	$—	$—	$—	$238

Ending balance: collectively evaluated for impairment	$6,163	$1,597	$2,590	$4,006	$1,206	$201	$15,763

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$484,900	$107,488	$153,417	$209,452	$46,981	$9,287	$1,011,525

Ending balance: individually evaluated for impairment	$5,950	$—	$2,382	$526	$—	$—	$8,858

Ending balance: collectively evaluated for impairment	$478,129	$107,488	$151,035	$208,677	$46,641	$9,287	$1,001,257

Ending balance: loans acquired with deteriorated credit quality	$821	$—	$—	$249	$340	$—	$1,410

December 31, 2012	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses
Beginning balance	$3,530	$395	$2,280	$2,895	$1,465	$272	$10,837
Charge-offs	—	—	(1,210)	(285)	—	(15)	(1,510)
Recoveries	—	—	7	83	—	22	112
Provision	915	844	1,726	1,656	(90)	(51)	5,000
Ending balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439

Ending balance: individually evaluated for impairment	$—	$—	$141	$228	$—	$—	$369

Ending balance: collectively evaluated for impairment	$4,445	$1,239	$2,662	$4,121	$1,375	$228	$14,070

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$332,782	$66,080	$143,703	$197,448	$48,632	$9,167	$797,812

Ending balance: individually evaluated for impairment	$4,776	$—	$2,549	$883	$—	$—	$8,208

Ending balance: collectively evaluated for impairment	$327,282	$66,080	$141,154	$196,350	$48,331	$9,167	$788,364

Ending balance: loans acquired with deteriorated credit quality	$724	$—	$—	$215	$301	$—	$1,240

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Page -53-

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

The following table represents loans by class categorized by internally assigned risk grades:

	Grades:
December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$243,512	$7,133	$5,963	$—	$256,608
Non-owner occupied	334,790	171	3,828	—	338,789
Multi-family loans	217,855	202	928	—	218,985
Residential real estate:
First lien	88,405	—	1,613	—	90,018
Home equity	64,994	212	932	—	66,138
Commercial:
Secured	91,007	621	2,339	—	93,967
Unsecured	191,942	4,168	1,666	—	197,776
Real estate construction and land loans	63,190	—	366	—	63,556
Installment/consumer loans	9,921	100	103	—	10,124
Total loans	$1,305,616	$12,607	$17,738	$—	$1,335,961

At December 31, 2014 there were $0.3 million and $1.5 million, respectively, of acquired FNBNY loans included in the special mention and substandard grades.

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

Page -54-

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of December 31, 2014 and December 31, 2013 by class of loans, as defined by ASC 310-10:

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$184	$—	$595	$779	$255,829	$256,608
Non-owner occupied	181	—	10	10	201	338,588	338,789
Multi-family loans	—	—	—	—	—	218,985	218,985
Residential real estate:
First lien	—	—	—	143	143	89,875	90,018
Home equity	919	—	134	374	1,427	64,711	66,138
Commercial:
Secured	—	—	—	—	—	93,967	93,967
Unsecured	25	—	—	222	247	197,529	197,776
Real estate construction and land loans	—	—	—	—	—	63,556	63,556
Installment/consumer loans	1	—	—	3	4	10,120	10,124
Total loans	$1,126	$184	$144	$1,347	$2,801	$1,333,160	$1,335,961

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$327	$201	$1	$1,072	$1,601	$182,065	$183,666
Non-owner occupied	—	193	—	617	810	300,424	301,234
Multi-family loans	—	—	—	—	—	107,488	107,488
Residential real estate:
First lien	329	—	—	1,286	1,615	88,784	90,399
Home equity	341	127	—	767	1,235	61,783	63,018
Commercial:
Secured	—	—	—	58	58	75,912	75,970
Unsecured	—	20	—	21	41	133,441	133,482
Real estate construction and land loans	—	—	—	—	—	46,981	46,981
Installment/consumer loans	5	6	—	—	11	9,276	9,287
Total loans	$1,002	$547	$1	$3,821	$5,371	$1,006,154	$1,011,525

At December 31, 2014 there were no FNBNY acquired loans that were 30-89 days past due.  All loans 90 days or more past due that are still accruing interest represent loans that were acquired from FNBNY and were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expect to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Page -55-

Impaired Loans

As of December 31, 2014 and 2013, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $6.2 million and $8.9 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

The following tables represent impaired loans by class at December 31, 2014, 2013 and 2012:

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,562	$3,707	$—	$3,974	$113
Non-owner occupied	1,251	1,568	—	961	63
Residential real estate:
Residential mortgages	143	231	—	199	—
Home equity	169	377	—	229	—
Commercial:
Secured	345	345	—	354	25
Unsecured	—	—	—	—	—
Total with no related allowance recorded	5,470	6,228	—	5,717	201

With an allowance recorded:
Commercial real estate – Owner occupied	—	—	—	—	—
Commercial real estate – Non-owner occupied	323	323	23	27	—
Residential real estate– Residential mortgages	—	—	—	—	—
Residential real estate – Home equity	72	89	72	75	13
Commercial–Secured	—	—	—	—	—
Commercial–Unsecured	337	339	79	206	—
Total with an allowance recorded	732	751	174	308	13

Total:
Commercial real estate:
Owner occupied	3,562	3,707	—	3,974	113
Non-owner occupied	1,574	1,891	23	988	63
Residential real estate:
Residential mortgages	143	231	—	199	—
Home equity	241	466	72	304	13
Commercial:
Secured	345	345	—	354	25
Unsecured	337	339	79	206	—
Total	$6,202	$6,979	$174	$6,025	$214

Page -56-

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,696	$3,805	$—	$3,730	$118
Non-owner occupied	917	917	—	917	60
Residential real estate:
First lien	1,463	2,213	—	1,482	26
Home equity	689	1,046	—	633	—
Commercial:
Secured	352	352	—	450	26
Unsecured	174	—	—	232	59
Total with no related allowance recorded	7,291	8,333	—	7,444	289

With an allowance recorded:
Commercial real estate - Owner occupied	720	720	94	420	—
Commercial real estate - Non-owner occupied	617	617	22	515	—
Residential real estate - First Lien	152	156	42	141	—
Residential real Estate - Home equity	78	89	80	81	—
Total with an allowance recorded	1,567	1,582	238	1,157	—

Total:
Commercial real estate:
Owner occupied	4,416	4,525	94	4,150	118
Non-owner occupied	1,534	1,534	22	1,432	60
Residential real estate:
First lien	1,615	2,369	42	1,623	26
Home equity	767	1,135	80	714	—
Commercial:
Secured	352	352	—	450	26
Unsecured	174	—	—	232	59
Total	$8,858	$9,915	$238	$8,601	$289

Page -57-

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,860	$3,931	$—	$3,816	$116
Non-owner occupied	916	916	—	916	61
Residential real estate:
First lien	1,539	2,151	—	1,484	35
Home equity	736	1,094	—	768	—
Commercial:
Secured	515	520	—	281	14
Unsecured	95	97	—	42	—
Real estate construction and land loans	—	—	—	2	—
Total with no related allowance recorded	7,661	8,709	—	7,309	226

With an allowance recorded:
Residential real estate – Home equity	274	287	141	244	—
Commercial - Unsecured	273	302	228	236	—
Total with an allowance recorded	547	589	369	480	—

Total:
Commercial real estate:
Owner occupied	3,860	3,931	—	3,816	116
Non-owner occupied	916	916	—	916	61
Residential real estate:
First lien	1,539	2,151	—	1,484	35
Home equity	1,010	1,381	141	1,012	—
Commercial:
Secured	515	520	—	281	14
Unsecured	368	399	228	278	—
Real estate construction and land loans	—	—	—	2	—
Total	$8,208	$9,298	$369	$7,789	$226

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The Bank had no other real estate owned at December 31, 2014 and $2.2 million at December 31, 2013.

Page -58-

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

The following table presents loans by class modified as troubled debt restructurings:

Years Ended December 31,	2014			2013			2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(In thousands)
Trouble Debt Restructurings
Commercial real estate:
Owner occupied	—	$—	$—	1	$720	$720	1	$163	$160
Non-owner occupied	1	323	323	1	620	620	—	—	—
Residential real estate:
Home equity:	1	127	127	—	—	—	—	—	—
Commercial:
Secured	—	—	—	—	—	—	1	387	380
Unsecured	1	127	127	1	33	33	1	42	39
Installment/consumer loans	1	5	5	—	—	—	—	—	—
Total loans	4	$582	$582	3	$1,373	$1,373	3	$592	$579

The TDRs described above did not increase the allowance for loan losses during the years ended December 31, 2014, 2013 and 2014.

There was a $0.5 million charge-off related to a TDR during the year ended December 31, 2014 and none for the year ended December 31, 2013.  There were $0.4 million of charge-offs related to TDR’s during the year ended December 31, 2012. There were no loans modified as a TDR during 2014 for which there was a payment default within twelve months following the modification.  During 2013, there was one loan modified as a TDR for which there was a payment default within twelve months following the modification and none during 2012.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.  The Bank had no commitments to lend additional amounts to loans that were classified as TDRs.

At December 31, 2014 and 2013, the Company had $0.5 million and $2.0 million, respectively of nonaccrual TDR loans and $5.0 million and $5.1 million, respectively of performing TDRs. At December 31, 2014 and 2013, total nonaccrual TDR loans are secured with collateral that has an appraised value of $0.9 million and $2.3 million, respectively.

The terms of certain other loans were modified during the year ended December 31, 2014 that did not meet the definition of a TDR. These loans have a total recorded investment as of December 31, 2014 of $16.7 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

Page -59-

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

At the acquisition date, the purchased credit impaired loans had contractually required principal and interest payments receivable of $40.3 million; expected cash flows of $28.4 million; and a fair value (initial carrying amount) of $21.8 million.  The difference between the contractually required principal and interest payments receivable and the expected cash flows ($11.9 million) represented the non-accretable difference.  The difference between the expected cash flows and fair value ($6.6) million represented the initial accretable yield.  At December 31, 2014, the outstanding principal balance and carrying amount of the purchased credit impaired loans was $21.5 million and $12.3 million, respectively, with a remaining non-accretable difference of $5.9 million.

The following table summarizes the activity in the accretable yield for the purchased credit impaired loans:

December 31,	2014
(In thousands)
Balance at beginning of period	$—
Accretable discount arising from acquisition of PCI loans	6,580
Accretion	(1,598)
Reclassification from non-accretable difference during the period	3,450
Accretable discount at end of period	$8,432

The allowance for loan losses was not increased during the year ended December 31, 2014 for those purchased credit impaired loans disclosed above.  In addition, no allowances for loan losses were reversed during 2014.

Page -60-

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2014 and 2013.

The following table sets forth selected information about related party loans at December 31, 2014:

Balance Outstanding
(In thousands)
Balance at January 1, 2014	$3,051
New loans	—
Effective change in related parties	(114)
Advances	15
Repayments	(193)
Balance at December 31, 2014	$2,759

4. PREMISES AND EQUIPMENT

Premises and equipment consist of:

December 31,	2014	2013
(In thousands)
Land	$7,381	$7,362
Building and improvements	14,829	14,197
Furniture, fixtures and equipment	19,134	16,558
Leasehold improvements	11,243	8,065
	52,587	46,182

Less: accumulated depreciation and amortization	(20,163)	(18,199)
Total	$32,424	$27,983

Depreciation and amortization amounted to $2.6 million, $2.0 million and $1.8 million for 2014, 2013 and 2012, respectively.

5. DEPOSITS

Time Deposits

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2014:

Total
(In thousands)
2015	$79,873
2016	24,445
2017	15,204
2018	16,082
2019	5,680
Thereafter	78
Total	$141,362

The deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2014 and 2013 were $27.6 million and $25.5 million, respectively. Deposits from principal officers, directors and their affiliates at December 31, 2014 and 2013 were approximately $2.6 million and $2.7 million, respectively. Public fund deposits at December 31, 2014 and 2013 were $336.3 million and $310.0 million, respectively.

Page -61-

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2014 and 2013, securities sold under agreements to repurchase totaled $36.3 million and $11.4 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with carrying amounts of $40.3 million and $17.5 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $11.3 million maturing during the first quarter of 2015 and $25.0 million maturing during the fourth quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	2014	2013
(Dollars in thousands)
Average daily balance during the year	$14,185	$11,770
Average interest rate during the year	2.71%	3.17%
Maximum month-end balance during the year	$36,879	$12,903
Weighted average interest rate at year-end	2.67%	3.13%

7. FEDERAL HOME LOAN BANK ADVANCES

The following table sets forth the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2018.

	December 31, 2014
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$69,000	0.32%

2015	41,508	0.37%
2016	11,703	0.69
2017	—	—
2018	16,116	1.00
	69,327	0.57%
	$138,327	0.44%

	December 31, 2013
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$58,000	0.40%

2014	40,000	0.46%
	40,000	0.46%
	$98,000	0.42%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $385.2 million and $336.6 million of residential and commercial mortgage loans under a blanket lien arrangement at year end 2014 and 2013, respectively.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $686.5 million at year end 2014.

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

Page -62-

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

Interest rate swaps with notional amounts totaling $75.0 million and $50.0 million as of December 31, 2014 and 2013, respectively, were designated as cash flow hedges of certain Federal Home Loan Bank advances and repurchase agreements.  The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income.  The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swaps designated as a cash flow hedge as of December 31 is as follows:

(Dollars in thousands)	2014	2013
Notional amounts	$75,000	$50,000
Weighted average pay rates	1.39%	1.39%
Weighted average receive rates	0.24%	0.24%
Weighted average maturity	3.86 years	4.56 years
Unrealized (losses)	$(943)	$(164)

Interest expense recorded on these swap transactions totaled $470,000 and $271,000 during 2014 and 2013, respectively, and is reported as a component of interest expense on FHLB Advances.

The following tables present the net gains (losses), net of income tax, recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the twelve months ended December 31:

	2014
(In thousands)	Amount of (loss) recognized in OCI (Effective Portion)	Amount of (loss) reclassified from OCI to interest income	Amount of (loss) recognized in other non- interest income (Ineffective Portion)
Interest rate contracts	$(569)	$—	$—

	2013
(In thousands)	Amount of (loss) recognized in OCI (Effective Portion)	Amount of (loss) reclassified from OCI to interest income	Amount of (loss) recognized in other non- interest income (Ineffective Portion)
Interest rate contracts	$(99)	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheets:

As of December 31,	2014		2013
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other asset/(liabilities):
Interest rate swaps related to FHLB advances	$40,000	$(248)	$40,000	$(122)
Forward starting interest rate swap related to repurchase agreements	10,000	(445)	10,000	(42)
Forward starting interest rate swap related to FHLB advances	25,000	(250)	—	—

Page -63-

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

The following table presents summary information about these interest rate swaps as of December 31:

(Dollars in thousands)	2014
Notional amounts	$11,175
Weighted average pay rates	3.28%
Weighted average receive rates	3.28%
Weighted average maturity	9.64 years
Fair value of combined interest rate swaps	$—

Page -64-

10. INCOME TAXES

The components of income tax expense are as follows:

Years Ended December 31,	2014	2013	2012
(In thousands)
Current:
Federal	$3,926	$5,500	$5,660
State	507	664	582
	4,433	6,164	6,242
Deferred:
Federal	2,187	403	(229)
State	619	102	67
	2,806	505	(162)
Income tax expense	$7,239	$6,669	$6,080

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Years Ended December 31,	2014		2013		2012
(Dollars in thousands)	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$7,141	34%	$6,828	34%	$6,479	34%
Tax exempt interest	(665)	(3)	(740)	(4)	(878)	(5)
State taxes, net of federal income tax benefit	743	4	502	3	445	2
Other	20	—	79	1	34	1
Income tax expense	$7,239	35%	$6,669	34%	$6,080	32%

Deferred tax assets and liabilities are comprised of the following:

December 31,	2014	2013
(In thousands)
Deferred tax assets:
Allowance for loan losses	$7,311	$6,815
Net unrealized losses on securities	2,177	7,895
Restricted stock awards	1,003	815
Purchase accounting fair value adjustments	8,321	666
Net change in pension liability	2,985	781
Net operating loss carryforward	2,063	426
Net change in cash flow hedge	374	65
Other	351	379
Total	24,585	17,842

Deferred tax liabilities:
Pension and SERP expense	(3,765)	(3,491)
Depreciation	(1,832)	(1,548)
REIT undistributed net income	(628)	(707)
Net deferred loan costs and fees	(981)	(915)
Other	(707)	(252)
Total	(7,913)	(6,913)
Net deferred tax asset	$16,672	$10,929

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2011. There are no unrecorded tax benefits and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

On March 31, 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. While most of the provisions of this legislation are effective for fiscal years beginning in 2015, the impact of this tax law change was immaterial to the Company’s consolidated financial statements.  In connection with the acquisition of FNBNY, the Company acquired net operating loss (“NOL”) carryfowards subject to Internal Revenue Code Section 382.  The

Page -65-

Company has recorded a deferred tax asset that it expects to realize within the carryfoward period.  At December 31, 2014, the remaining NOL carryforward was $4.9 million.  As part of management’s annual review of the recoverability of their deferred tax assets, management decided to reset the federal income tax rate that was previously used from 34% to 35%.  The impact of this change was immaterial to the Company’s consolidated financial statements.

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

Information about changes in obligations and plan assets of the defined benefit pension plan and the defined benefit plan component of the SERP are as follows:

	Pension Benefits		SERP Benefits
At December 31,	2014	2013	2014	2013
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$13,243	$13,107	$1,919	$1,999
Service cost	905	931	132	149
Interest cost	639	564	88	76
Benefits paid and expected expenses	(282)	(236)	(112)	(112)
Assumption changes and other	4,455	(1,123)	430	(193)
Plan amendment	—	—	—	—
Benefit obligation at end of year	$18,960	$13,243	$2,457	$1,919

Change in plan assets, at fair value:
Plan assets at beginning of year	$21,828	$17,125	$—	$—
Actual return on plan assets	981	2,939	—	—
Employer contribution	1,361	2,000	112	112
Benefits paid and actual expenses	(283)	(236)	(112)	(112)
Plan assets at end of year	$23,887	$21,828	$—	$—

Funded status (plan assets less benefit obligations)	$4,927	$8,585	$(2,457)	$(1,919)

Amounts recognized in accumulated other comprehensive income at December 31, consist of:

	Pension Benefits		SERP Benefits
At December 31,	2014	2013	2014	2013
(In thousands)
Net actuarial loss	$7,631	$2,559	$628	$198
Prior service cost	(869)	(946)	—	—
Transition obligation	—	—	87	114
Plan amendment	—	—	—	—
Net amount recognized	$6,762	$1,613	$715	$312

Page -66-

The accumulated benefit obligation was $16.7 million and $1.9 million for the pension plan and the SERP, respectively, as of December 31, 2014. As of December 31, 2013, the accumulated benefit obligation was $11.9 million and $1.5 million for the pension plan and the SERP, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits			SERP Benefits

At December 31,	2014	2013	2012	2014	2013	2012
(In thousands)
Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income
Service cost	$905	$931	$1,131	$132	$149	$120
Interest cost	639	564	508	88	76	52
Expected return on plan assets	(1,625)	(1,385)	(993)	—	—	—
Amortization of net loss	27	325	248	—	—	—
Amortization of unrecognized prior service cost	(77)	(77)	10	—	—	—
Amortization of unrecognized transition (asset) obligation	—	—	—	28	43	30
Net periodic benefit cost (credit)	$(131)	$358	$904	$248	$268	$202

Net (gain) loss	$5,099	$(2,677)	$(345)	$430	$(193)	$208
Prior service cost	—	—	—	—	—	—
Transition obligation	—	—	—	—	—	—
Amortization of net loss	(27)	(325)	(248)	—	—	—

Amortization of prior service cost	77	77	(10)	—	—	—
Amortization of transition obligation	—	—	—	(27)	(43)	(30)
	5,149	(2,925)	(603)	403	(236)	178
Deferred taxes	(2,044)	1,161	240	(160)	93	(71)
Total recognized in other comprehensive income	3,105	(1,764)	(363)	243	(143)	107
Total recognized in net periodic benefit cost and other comprehensive income	$2,974	$(1,406)	$541	$491	$125	$309

The estimated net loss, transition obligation and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $428,000, $0 and $77,000, respectively. The estimated net loss and unrecognized net transition obligation for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $32,000 and $28,000, respectively.

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

	Pension Benefits			SERP Benefits
At December 31,	2014	2013	2012	2014	2013	2012
Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	3.90%	4.90%	4.20%	3.80%	4.70%	3.90%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.90%	4.20%	4.53%	4.70%	3.90%	3.13%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Expected long-term rate of return	7.50	7.50	7.50	—	—	—

Plan Assets

The Plan seeks to provide retirement benefits to the employees of the Bank who are entitled to receive benefits under the Plan.  The Plan Assets are overseen by a Committee comprised of management, who meet semi-annually, and set the investment policy guidelines.

The Plan’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers.

Page -67-

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

The long term rate of return considers historical returns for the S&P 500 index and corporate bonds from 1926 to 2014 representing cumulative returns of approximately 9.8% and 5%, respectively. These returns were considered along with the target allocations of asset categories.

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

•                  Purchases of letter stock, private placements, or direct payments

•                  Purchases of securities not readily marketable

•                  Pledging or hypothecating securities, except for loans of securities that are fully collateralized

•                  Purchasing or selling derivative securities for speculation or leverage

•                  Investments by the investment managers in their own securities, their affiliates or subsidiaries (excluding money market funds)

•                  Purchases of Bridge Bancorp. stock.

The target allocations for Plan assets are shown in the table below:

		Percentage of Plan Assets At December 31,		Weighted- Average
	Target Allocation 2015	2014	2013	Expected Long-term Rate of Return

Asset Category
Cash Equivalents	0 – 5%	4.1%	3.9%	—
Equity Securities	45 - 65%	62.1%	59.3%	4.9%
Fixed income securities	35 - 55%	33.8%	36.8%	2.6%

Total		100.0%	100.0%	7.5%

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

Page -68-

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

In accordance with FASB ASC 715-20, the following table represents the Plan’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013:

		Fair Value Measurements at
		December 31, 2014 Using:
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Cash and Cash Equivalents
Cash	$15	$15	$—
Short term investment funds	964	—	964
Total cash equivalents	979	15	964
Equities:
U.S. Large cap	9,918	9,919	—
U.S. Mid cap	800	800	—
U.S. Small cap	782	782	—
International	3,361	3,361	—
Total equities	14,861	14,862	—
Fixed income securities:
Government issues	1,413	—	1,413
Corporate bonds	1,220	—	1,220
Mortgage backed	533	—	533
High yield bonds and bond funds	4,881	—	4,881
Total fixed income securities	8,047	—	8,047
Total Plan Assets	$23,887	$14,877	$9,011

		Fair Value Measurements at
		December 31, 2013 Using:
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Cash and Cash Equivalents
Cash	$15	$15	$—
Short term investment funds	820	—	820
Total cash equivalents	835	15	820
Equities:
U.S. Large cap	8,127	8,127	—
U.S. Mid cap	752	752	—
U.S. Small cap	786	786	—
International	3,290	3,290	—
Total equities	12,955	12,955	—
Fixed income securities:
Government issues	1,798	—	1,798
Corporate bonds	1,453	—	1,453
Mortgage backed	753	—	753
High yield bonds and bond funds	4,034	—	4,034
Total fixed income securities	8,038	—	8,038
Total Plan Assets	$21,828	$12,970	$8,858

Page -69-

The Company has no minimum required pension contribution due to the overfunded status of the plan.

Estimated Future Payments

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

Year	Pension and SERP Payments
2015	$458,423
2016	525,218
2017	585,040
2018	703,984
2019	778,075
2020-2024	5,761,952

b) 401(k) Plan

The Company provides a 401(k) plan which covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the 90th day of employment, unless they elect not to participate. Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives. The savings plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2014, 2013 and 2012 the Bank made cash contributions of $530,000, $466,000, and $263,000 respectively. Effective on January 1, 2013, the plan was amended to include a discretionary profit-sharing component.  The Company made a discretionary profit sharing contribution of $247,000 in 2014.  There were no profit-sharing contributions made in 2013.

c) Equity Incentive Plan

On May 4, 2012 the Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (the “2012 Plan”) was approved by the shareholders to provide for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The plan supersedes the Bridge Bancorp, Inc. Equity Incentive Plan that was approved in 2006 (the “2006 Plan”). The number of shares of Common Stock of Bridge Bancorp, Inc. available for stock-based awards under the 2012 Plan is 525,000 plus 278,385 shares that were remaining under the 2006 Plan. Of the total 803,385 shares of common stock approved for issuance under the Plan, 667,434 shares remain available for issuance at December 31, 2014.

The Compensation Committee of the Board of Directors determines awards under the Plan. The Company accounts for this Plan under FASB ASC No. 718 and 505.

Page -70-

Stock Options

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. No new grants of stock options were awarded during the years ended December 31, 2014 and 2013.

A summary of the status of the Company’s stock options as of December 31, 2014 follows:

(Dollars in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2014	45,395	$25.54
Granted	—	—
Exercised	(2,504)	$24.61
Forfeited	(2,460)	$25.25
Expired	(561)	$24.00
Outstanding, December 31, 2014	39,870	$25.63	1.70 years	$53
Vested and Exercisable, December 31, 2014	39,870	$25.63	1.70 years	$53

Range of Exercise Prices	Number of Options	Exercise Price
	34,739	$25.25
	3,000	$26.55
	2,131	$30.60
	39,870

The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2014 is the same because all options are currently vested.

A summary of activity related to the stock options follows:

December 31,	2014	2013	2012
(In thousands)
Intrinsic value of options exercised	$3	$4	$7
Cash received from options exercised	7	4	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	—	—	—

There was no compensation expense attributable to stock options for the years ended December 31, 2014, 2013, and 2012 because all stock options were vested.

Restricted Stock Awards

A summary of the status of the Company’s shares of unvested restricted stock for the year ended December 31, 2014 follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2014	197,599	$21.18
Granted	80,273	$25.32
Vested	(27,030)	$21.44
Forfeited	(2,398)	$22.33
Unvested, December 31, 2014	248,444	$22.48

The 2012 Plan provides for issuance of restricted stock awards. During the year ended December 31, 2014, the Company granted restricted awards of 80,273 shares. Of the 80,273 shares granted, 53,425 shares vest over approximately seven years with a third vesting after years five, six and seven, 20,598 shares vest over approximately five years with a third vesting after years three, four and five and 6,250 shares vest ratably over two years. During the year ended December 31, 2013, the Company granted restricted stock awards of 72,940 shares. Of the 72,940 shares granted, 51,175 shares vest over approximately seven years with a third vesting after years five, six and seven, 12,652 shares vest over approximately five years with a third vesting after years three, four and five and

Page -71-

9,113 shares vest ratably over five years . During the year ended December 31, 2012, the Company granted restricted stock awards of 21,993 shares. These shares vest over approximately five years with a third vesting after years three, four and five. Such shares are subject to restrictions based on continued service as employees of the Company or its subsidiaries. Compensation expense attributable to these awards was approximately $1,087,000, $1,152,000 and $1,185,000 for the years ended December 31, 2014, 2013, and 2012, respectively. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $579,000, $1,065,000 and $1,140,000, respectively. As of December 31, 2014, there was $3,648,000 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.4 years.

Restricted Stock Units

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $147,000, $144,000 and $158,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following is a reconciliation of earnings per share for December 31, 2014, 2013 and 2012:

For the Years Ended December 31,	2014	2013	2012
(In thousands, except per share data)
Net Income	$13,763	$13,093	$12,772
Less: Dividends paid on and earnings allocated to participating securities	(319)	(329)	(328)
Income attributable to common stock	$13,444	$12,764	$12,444

Weighted average common shares outstanding, including participating securities	11,633	9,622	8,633
Less: weighted average participating securities	(278)	(242)	(223)
Weighted average common shares outstanding	11,355	9,380	8,410
Basic earnings per common share	$1.18	$1.36	$1.48

Income attributable to common stock	$13,444	$12,764	$12,444

Weighted average common shares outstanding	11,355	9,380	8,410
Weighted average common equivalent shares outstanding	—	—	1
Weighted average common and equivalent shares outstanding	11,355	9,380	8,411
Diluted earnings per common share	$1.18	$1.36	$1.48

There were 39,870, 45,395 and 49,362 options outstanding at December 31, 2014, 2013 and 2012, respectively that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at December 31, 2014, 2013, and 2012 were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

Page -72-

a) Leases

At December 31, 2014, the Company was obligated to make minimum annual rental payments under non-cancelable operating leases for its premises. Projected minimum rentals under existing leases are as follows:

Year
(In thousands)
2015	$3,672
2016	3,548
2017	3,518
2018	2,902
2019	2,526
Thereafter	16,192
Total minimum rentals	$32,358

Certain leases contain rent escalation clauses which are reflected in the amounts listed above. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Certain leases contain renewal options which are not reflected. Rental expenses under leases for the years ended December 31, 2014, 2013 and 2012 approximated $3.4 million, $2.3 million, and $1.5 million, respectively.

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

The following represents commitments outstanding:

December 31,	2014	2013
(In thousands)
Standby letters of credit	$1,903	$3,094
Loan commitments outstanding (1)	58,930	28,750
Unused lines of credit	248,328	215,798
Total commitments outstanding	$309,161	$247,642

(1)	Of the $58.9 million of loan commitments outstanding at December 31, 2014, $13.6 million are fixed rate commitments and $45.3 million are variable rate commitments.

c) Other

During 2014, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. The required cash balance at December 31, 2014 was $1.0 million. During 2014, the Federal Reserve Bank of New York offered higher interest rates on overnight deposits compared to our correspondent banks. Therefore the Bank invested overnight with the Federal Reserve Bank of New York and the average balance maintained during 2014 was $9.8 million.

During 2014, 2013 and 2012, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2014, the Bank had aggregate lines of credit of $295.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $275.0 million is available on an unsecured basis. As of December 31, 2014, the Bank had $75.0 million of such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2014, there was $686.5 million available for transactions under this agreement.

The Bank had $36.3 million of securities sold under agreements to repurchase outstanding as of December 31, 2014 (See Note 6).

Page -73-

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2014 Using:
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$95,425		$95,425
State and municipal obligations	63,693		63,693
U.S. GSE Residential mortgage-backed securities	101,425		101,425
U.S. GSE Residential collateralized mortgage Obligations	258,599		258,599
U.S. GSE Commercial mortgage-backed securities	2,945		2,945
U.S. GSE Commercial collateralized mortgage Obligations	24,082		24,082
Other Asset-backed securities	23,037		23,037
Corporate Bonds	17,978		17,978
Total available for sale	$587,184		$587,184

Financial Liabilities:
Derivatives	$(943)		$(943)

Page -74-

		Fair Value Measurements at
		December 31, 2013 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$152,757		$152,757
State and municipal obligations	61,656		61,656
U.S. GSE Residential mortgage-backed securities	14,435		14,435
U.S. GSE Residential collateralized mortgage Obligations	279,191		279,191
U.S. GSE Commercial mortgage-backed securities	2,834		2,834
U.S. GSE Commercial collateralized mortgage Obligations	26,910		26,910
Non Agency commercial mortgage-backed securities	3,578		3,578
Other Asset backed securities	33,818		33,818
Total available for sale	$575,179		$575,179

Financial Liabilities:
Derivatives	$(164)		$(164)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2014 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$558			$558

		Fair Value Measurements at
		December 31, 2013 Using:

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$1,329			$1,329
Other real estate owned	2,242			2,242

Impaired loans with allocated allowance for loan losses at December 31, 2014, had a carrying amount of $0.5 million, which is made up of the outstanding balance of $0.7 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2013, had a carrying amount of $1.3 million, which is made up of the outstanding balance of $1.5 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the Consolidated Statements of Income.

Page -75-

There was no Other Real Estate Owned at December 31, 2014. Other real estate owned at December 31, 2013 had a carrying amount of $2.2 million and no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income.

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, the Credit Administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. Management also considers the appraisal values for commercial properties associated with current loan origination activity.  Collectively, this information is reviewed to help assess current trends in commercial property values. For each collateral dependent impaired loan, management considers information that relates to the type of commercial property to determine if such properties may have appreciated or depreciated in value since the date of the most recent appraisal. Adjustments to fair value are made only when the analysis indicates a probable decline in collateral values.  Adjustments made in the appraisal process are not deemed material to the overall financial statements given the level of impaired loans measured at fair value on a nonrecurring basis.

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

Page -76-

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2014 and December 31, 2013.

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

Page -77-

The estimated fair values and recorded carrying values of the Company’s financial instruments are as follows:

		Fair Value Measurement at
		December 31, 2014 Using:

(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and due from banks	$45,109	$45,109	$—	$—	$45,109

Interest bearing deposits with banks	6,621	—	6,621	—	6,621
Securities available for sale	587,184	—	587,184	—	587,184
Securities restricted	10,037	n/a	n/a	n/a	n/a
Securities held to maturity	214,927	—	216,289	—	216,289
Loans, net	1,320,690	—	—	1,317,625	1,317,625
Accrued interest receivable	6,425	—	2,721	3,704	6,425

Financial Liabilities:
Certificates of deposit	141,362	—	142,264	—	142,264
Demand and other deposits	1,692,417	1,692,417	—	—	1,692,417
Federal funds purchased	75,000	75,000	—	—	75,000
Federal Home Loan Bank advances	138,327	98,070	40,165	—	138,235
Repurchase agreements	36,263	—	36,991	—	36,991
Junior Subordinated Debentures	16,002	—	—	16,528	16,528
Derivatives	943	—	943	—	943
Accrued interest payable	308	77	231	—	308

		Fair Value Measurement at
		December 31, 2013 Using:

(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and due from banks	$39,997	$39,997	$—	$—	$39,997

Interest bearing deposits with banks	5,576	—	5,576	—	5,576
Securities available for sale	575,179	—	575,179	—	575,179
Securities restricted	7,034	n/a	n/a	n/a	n/a
Securities held to maturity	201,328	—	197,338	—	197,338
Loans, net	997,262	—	—	1,002,314	1,002,314
Accrued interest receivable	5,648	—	2,747	2,901	5,648

Financial Liabilities:
Certificates of deposit	100,895	—	101,509	—	101,509
Demand and other deposits	1,438,184	1,438,184	—	—	1,438,184
Federal funds purchased	64,000	64,000	—	—	64,000
Federal Home Loan Bank advances	98,000	57,994	40,060	—	98,054
Repurchase agreements	11,370	—	11,803	—	11,803
Junior Subordinated Debentures	16,002	—	—	15,215	15,215
Derivatives	164	—	164	—	164
Accrued interest payable	225	76	149	—	225

Page -78-

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of December 31, 2014 and 2013, the Company and the Bank met all capital adequacy requirements.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

Bridge Bancorp, Inc. (Consolidated)
As of December 31,	2014
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$207,340	13.0%	$127,445	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	189,527	11.9%	63,722	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	189,527	8.4%	90,614	4.0%	n/a	n/a

As of December 31,	2013
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$202,039	16.3%	$99,108	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	186,547	15.1%	49,554	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	186,547	10.3%	72,476	4.0%	n/a	n/a

Bridgehampton National Bank
As of December 31,	2014
(Dollars In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$206,633	13.0%	$127,427	8.0%	$159,284	10.0%
Tier 1 Capital (to risk weighted assets)	188,820	11.9%	63,714	4.0%	95,571	6.0%
Tier 1 Capital (to average assets)	188,820	8.3%	90,617	4.0%	113,271	5.0%

As of December 31,	2013
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$164,494	13.3%	$99,084	8.0%	$123,855	10.0%
Tier 1 Capital (to risk weighted assets)	149,005	12.0%	49,542	4.0%	74,313	6.0%
Tier 1 Capital (to average assets)	149,005	8.2%	72,464	4.0%	90,580	5.0%

Page -79-

16. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bridge Bancorp, Inc. (Parent Company only) follows:

Condensed Balance Sheets

December 31,	2014	2013
(In thousands)
ASSETS
Cash and cash equivalents	$610	$37,364
Other assets	218	299
Investment in the Bank	190,292	137,799
Total Assets	$191,120	$175,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$16,002	$16,002
Other liabilities	—	—
Total Liabilities	16,002	16,002

Total Stockholders’ Equity	175,118	159,460
Total Liabilities and Stockholders’ Equity	$191,120	$175,462

Condensed Statements of Income

Years ended December 31,	2014	2013	2012
(In thousands)
Interest expense	$1,365	$1,365	$1,365
Non-interest expense	86	69	82
Loss before income taxes and equity in undistributed earnings of the Bank	(1,451)	(1,434)	(1,447)

Income tax benefit	(463)	(483)	(466)
Loss before equity in undistributed earnings of the Bank	(988)	(951)	(981)
Equity in undistributed earnings of the Bank	14,751	14,044	13,753
Net income	$13,763	$13,093	$12,772

Page -80-

Condensed Statements of Cash Flows

Years ended December 31,	2014	2013	2012
(In thousands)
Cash flows from operating activities:
Net income	$13,763	$13,093	$12,772
Adjustments to reconcile net income to net cash (used in) operating activities:
Equity in undistributed earnings of the Bank	(14,751)	(14,044)	(13,753)
Decrease (increase) in other assets	81	(100)	(7)
Decrease in other liabilities	(48)	(5)	(227)
Net cash used in operating activities	(955)	(1,056)	(1,215)

Cash flows from investing activities:
Investment in the Bank	(24,000)	(6,000)	(7,000)
Cash in lieu of fractional shares for business acquisition	(1)	—	—
Net cash used in investing activities	(24,001)	(6,000)	(7,000)

Cash flows from financing activities:
Repayment of acquired unsecured debt	(1,450)	—	—
Net proceeds from issuance of common stock	631	46,237	10,507
Net proceeds from exercise of stock options	7	4	—
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(173)	(291)	(175)
Excess tax benefit (expense) from share based compensation	36	21	(18)
Cash dividends paid	(10,657)	(6,754)	(9,898)
Other, net	(192)	—	—
Net cash (used in) provided by financing activities	(11,798)	39,217	416

Net (decrease) increase in cash and cash equivalents	(36,754)	32,161	(7,799)
Cash and cash equivalents at beginning of year	37,364	5,203	13,002
Cash and cash equivalents at end of year	$610	$37,364	$5,203

Page -81-

17. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

Years Ended December 31,	2014	2013	2012
(In thousands)
Unrealized holding (losses) gains on available for sale securities	$13,315	$(23,771)	$(2,321)
Reclassification adjustment for gains realized in income	1,090	(659)	(2,647)
Income tax effect	(5,718)	9,698	1,972
Net change in unrealized (loss) gain on available for sale securities	8,687	(14,732)	(2,996)

Change in post-retirement obligation	(5,552)	3,162	425
Income tax effect	2,204	(1,255)	(169)
Net change in post-retirement obligation	(3,348)	1,907	256

Change in fair value of derivatives used for cash flow hedges	(779)	12	(176)
Reclassification adjustment for gains realized in income	—	—	—
Income tax effect	309	(5)	70
Net change in unrealized gain (loss) on cash flow hedge	(470)	7	(106)

Total	$4,869	$(12,818)	$(2,846)

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

Details about Accumulated Other Comprehensive Income	Balance as of January 1, 2014	Current Period Change	Balance as of December 31, 2014
(In thousands)
Unrealized gains (losses) on available for sale securities	$(11,994)	$8,687	$(3,307)
Unrealized (losses) on pension benefits	(1,143)	(3,348)	(4,491)
Unrealized (losses) on cash flow hedges	(99)	(470)	(569)
Total	$(13,236)	$4,869	$(8,367)

The following represents the reclassifications out of accumulated other comprehensive income for the year ended December 31, 2014:

Details about accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
(In thousands)
Realized losses on sale of available for sale securities	$(1,090)	Net securities losses
Income tax expense	433	Income tax expense
Net of income tax	(657)

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit	$77	Salaries and employee benefits
Transition obligation	(28)	Salaries and employee benefits
Actuarial losses	(27)	Salaries and employee benefits
	22
Income tax benefit	(9)
Net of income tax	13	Income tax expense
Total reclassifications, net of tax	$(644)

Page -82-

The following represents the reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013:

Details about accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
(In thousands)
Realized gain on sale of available for sale securities	$659	Net securities gains
Income tax expense	(262)	Income tax expense
Net of income tax	397

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit	$77	Salaries and employee benefits
Transition obligation	(28)	Salaries and employee benefits
Actuarial losses	(340)	Salaries and employee benefits
	(291)
Income tax benefit	116
Net of income tax	(175)	Income tax expense
Total reclassifications, net of tax	$222

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected Consolidated Quarterly Financial Data

2014 Quarter Ended,	March 31,		June 30,		September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$17,358		$18,730		$19,219	$19,603
Interest expense	1,822		1,915		1,857	1,866
Net interest income	15,536		16,815		17,362	17,737
Provision for loan losses	700		500		500	500
Net interest income after provision for loan losses	14,836		16,315		16,862	17,237
Non-interest income	802	(1)	2,292		2,562	2,510
Non-interest expenses	15,013	(2)	12,124	(3)	12,094	13,183	(4)
Income before income taxes	625		6,483		7,330	6,564
Income tax expense	219		2,165		2,459	2,396
Net income	$406		$4,318		$4,871	$4,168
Basic earnings per share	$0.04		$0.37		$0.42	$0.36
Diluted earnings per share	$0.04		$0.37		$0.42	$0.36

2013 Quarter Ended,	March 31,		June 30,		September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$13,731		$14,108		$14,913	$15,678
Interest expense	1,803		1,802		1,865	1,802
Net interest income	11,928		12,306		13,048	13,876
Provision for loan losses	550		600		500	700
Net interest income after provision for loan losses	11,378		11,706		12,548	13,176
Non-interest income	2,104		2,468		2,060	2,259
Non-interest expenses	8,908		9,355		9,861	9,813
Income before income taxes	4,574		4,819		4,747	5,622
Income tax expense	1,461		1,567		1,624	2,017
Net income	$3,113		$3,252		$3,123	$3,605
Basic earnings per share	$0.35		$0.36		$0.34	$0.32
Diluted earnings per share	$0.35		$0.36		$0.34	$0.32

(1)             Non-interest income includes net securities losses of $1.1 million.

(2)             Non-interest expense includes costs associated with the FNBNY acquisition and branch restructuring of $4.4 million.

(3)             Non-interest expense includes costs associated with the FNBNY acquisition of $0.3 million.

(4)             Non-interest expense includes costs associated with the CNB acquisition of $0.8 million.

Page -83-

19.  BUSINESS COMBINATIONS – (*denotes that amount is unaudited)

On February 14, 2014, the Company acquired FNBNY resulting in the addition of total acquired assets on a fair value basis of $211.9 million, with loans of $89.7 million, investment securities of $103.2 million and deposits of $169.9 million.  The transaction expanded our geographic footprint into Nassau County, complements our existing branch network and enhances our asset generation capabilities. The expanded branch network allows us to serve a greater portion of the Long Island and metropolitan marketplace through a network of 29 branches.

Under the terms of the Agreement, the Company acquired FNBNY at a purchase price of $6.1 million and issued an aggregate of 240,598 Bridge Bancorp shares in exchange for all the issued and outstanding stock of FNBNY and recorded goodwill of $7.4 million which is not deductible for tax purposes.  The purchase price is subject to certain post-closing adjustments equal to 60 percent of the net recoveries of principal on $6.3 million of certain identified problem loans over a two-year period after the acquisition.  Based on current assumptions, the Company has not recorded an estimated liability as of the acquisition date and December 31, 2014 associated with these post-closing adjustments.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  The operating results of the Company for the year ended December 31, 2014 include the operating results of FNBNY since the acquisition date of February 14, 2014. The following table summarizes the finalized fair value of the assets acquired and liabilities assumed on February 14, 2014:

(In thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
(In thousands, except per share amounts)
Cash and due from banks	$1,883	$—	$1,883
Interest earning deposits with banks	1,044	—	1,044
Securities	103,192	—	103,192
Loans	87,390	2,324	89,714
Premises and equipment	1,787	—	1,787
Core deposit intangible	1,930	(979)	951
Other assets	12,682	696	13,378
Total Assets Acquired	$209,908	$2,041	$211,949

Deposits	$169,873	—	169,873
Federal Home Loan Bank term advances	39,282	—	39,282
Unsecured debt	1,450	—	1,450
Other liabilities and accrued expenses	1,825	795	2,620
Total Liabilities Assumed	$212,430	$795	$213,225

Net Assets Acquired/(Liabilities Assumed)	(2,522)	1,246	(1,276)
Consideration Paid	6,140	—	6,140
Goodwill Recorded on Acquisition	$8,662	$(1,246)	$7,416

On December 14, 2014, the Company, the Bank and Community National Bank (“CNB”) entered into an Agreement and Plan of Merger (the “merger agreement”) pursuant to which Bridge Bancorp will acquire, in an all stock merger, CNB through the merger of CNB with and into The Bridgehampton National Bank.  CNB currently operates 11* branches in Nassau, Suffolk, Queens and Manhattan Counties with total assets of $951* million, including $761* million in loans, funded by deposits of $829* million.  Under the terms of the merger agreement, each outstanding share of CNB common stock will be converted into the right to receive 0.79* of a share of the Company’s common stock.  Based on the Company’s closing stock price on December 12, 2014 of $25.35*, the transaction implies a per share value of $20.03* and an aggregate estimated value of $141* million. The proposed merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the stockholders of the Company and CNB. The merger is currently expected to be completed in the second quarter of 2015.  The Company will file a Registration Statement on Form S-4 subsequent to the filing of the annual Report on Form 10-K that will include historical and pro forma information regarding CNB and the Company which is required in connection with the merger.

Page -84-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Board of Directors
Bridge Bancorp, Inc.
Bridgehampton, New York

We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Bridge Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bridge Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report By Management On Internal Control Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Bridge Bancorp, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

New York, New York
March 16, 2015

Page -85-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe Horwath LLP appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

“Item 1 – Election of Directors,” “Compliance with Section 16 (a) of the Exchange Act,” and “Code of Ethics” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015, are incorporated herein by reference.

Item 11. Executive Compensation

“Compensation of Directors,” “Compensation of Executive Officers,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts and Severance Agreements” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015, are incorporated herein by reference.

Page -86-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Beneficial Ownership” and “Item 1 – Election of Directors”, set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015, are incorporated herein by reference.

Set forth below is certain information as of December 31, 2014, regarding the Company’s equity compensation plans that have been approved by stockholders.

Equity Compensation Plan approved by Stockholders	Number of securities to be Issued upon Exercise of outstanding options and awards	Weighted Average Exercise Price with respect to Outstanding Stock Options	Number of Securities Remaining Available for Issuance under the Plan

1996 Equity Incentive Plan	5,131	$28.23	—

2006 Equity Incentive Plan	154,701	$25.25	—

2012 Equity Incentive Plan	161,671	—	667,434

Total	321,503	$25.63	667,434

Item 13. Certain Relationships and Related Transactions, and Director Independence

“Certain Relationships and Related Transactions”, and “Director Nominations” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

“Item 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm” “Fees Paid to Crowe Horwath,” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services of Independent Registered Public Accounting Firm” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015, is incorporated herein by reference.

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

See Index of Exhibits on page 89.

Page -87-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 16, 2015	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

March 16, 2015	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President and Chief Financial
Officer

March 16, 2015	/s/ Lisa A. DiIorio
Lisa A. DiIorio
Vice President, Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2015	/s/ Marcia Z. Hefter	,Director
Marcia Z. Hefter

March 16, 2015	/s/ Dennis A. Suskind	,Director
Dennis A. Suskind

March 16, 2015	/s/ Kevin M. O’Connor	,Director
Kevin M. O’Connor

March 16, 2015	/s/ Emanuel Arturi	,Director
Emanuel Arturi

March 16, 2015	/s/ Charles I. Massoud	,Director
Charles I. Massoud

March 16, 2015	/s/ Albert E. McCoy Jr.	,Director
Albert E. McCoy Jr.

March 16, 2015	/s/ Howard H. Nolan	,Director
Howard H. Nolan

March 16, 2015	/s/ Rudolph J. Santoro	,Director
Rudolph J. Santoro

March 16, 2015	/s/ Thomas J. Tobin	,Director
Thomas J. Tobin

March 16, 2015	/s/ Raymond A. Nielsen	,Director
Raymond A. Nielsen

Page -88-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Registrant’s amended Form 10, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10, File No. 0-18546, filed August 13, 1999)	*

3.1(ii)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 0-18546, filed November 18, 2008)	*

3.2	Revised By-laws of the Registrant (incorporated by reference to Registrant’s Form 8-K, File No. 1-34096, filed July 3, 2013)	*

10.1	Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed June 27, 2012)	*

10.2	Employment Contract – Kevin M. O’Connor (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.3	Form of Change in Control Agreement entered into with Messrs. McCaffery, Manseau and Santacroce

10.4	Equity Incentive Plan (incorporated by reference to Registrant’s Form S-8, File No. 0-18546, filed August 14, 2006)	*

10.5	Supplemental Executive Retirement Plan (Revised for 409A) (incorporated by reference to Registrant’s Form 10-K, File No. 0-18546, filed March 14, 2008)	*

10.6

Agreement and Plan of Merger by and between Bridge Bancorp, Inc., The Bridgehampton National Bank and Community National Bank (incorporated by reference to Registrant’s Form 8-K, File No. 001-34096, filed December 18, 2014)

*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

101

The following financial statements from Bridge Bancorp, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2014, filed on March 16, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

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

Page -89-