Form 10-Q
period 2015-03-31
BRIDGE BANCORP INC
filed 2015-05-11
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 11,709,905 shares of common stock outstanding as of May 7, 2015.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$36,996	$45,109
Interest earning deposits with banks	11,781	6,621
Total cash and cash equivalents	48,777	51,730

Securities available for sale, at fair value	529,998	587,184
Securities held to maturity (fair value of $215,372 and $216,289, respectively)	211,680	214,927
Total securities	741,678	802,111

Securities, restricted	8,619	10,037

Loans held for investments	1,403,129	1,338,327
Allowance for loan losses	(18,260)	(17,637)
Loans, net	1,384,869	1,320,690

Premises and equipment, net	32,754	32,424
Accrued interest receivable	6,389	6,425
Goodwill	9,450	9,450
Core deposit intangible	794	842
Bank owned life insurance	30,874	30,644
Prepaid pension	4,926	4,927
Other assets	18,179	19,373
Total Assets	$2,287,309	$2,288,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$640,998	$703,130
Savings, NOW and money market deposits	1,059,184	989,287
Certificates of deposit of $100,000 or more	84,398	83,071
Other time deposits	54,829	58,291
Total deposits	1,839,409	1,833,779

Federal Funds Purchased	105,000	75,000
Federal Home Loan Bank advances	106,707	138,327
Repurchase agreements	26,244	36,263
Junior subordinated debentures	16,002	16,002
Other liabilities and accrued expenses	13,796	14,164
Total Liabilities	2,107,158	2,113,535

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares; 11,711,746 and 11,651,398 shares issued, respectively; 11,704,184 and 11,650,405 shares outstanding, respectively	117	117
Surplus	119,370	118,846
Retained earnings	66,623	64,547
Less: Treasury Stock at cost, 7,562 and 993 shares, respectively	(192)	(25)
	185,918	183,485
Accumulated other comprehensive loss, net of income taxes	(5,767)	(8,367)
Total Stockholders’ Equity	180,151	175,118
Total Liabilities and Stockholders’ Equity	$2,287,309	$2,288,653

See accompanying condensed notes to the Unaudited Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of  Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Interest income:
Loans (including fee income)	$16,490	$13,314
Mortgage-backed securities, CMOs and other asset-backed securities	2,567	2,291
U.S. GSE securities	405	807
State and municipal obligations	746	701
Corporate Bonds	185	154
Deposits with banks	7	8
Other interest and dividend income	107	83
Total interest income	20,507	17,358

Interest expense:
Savings, NOW and money market deposits	773	837
Certificates of deposit of $100,000 or more	190	175
Other time deposits	112	95
Federal funds purchased and repurchase agreements	146	129
Federal Home Loan Bank advances	250	245
Junior subordinated debentures	341	341
Total interest expense	1,812	1,822

Net interest income	18,695	15,536
Provision for loan losses	800	700
Net interest income after provision for loan losses	17,895	14,836

Non-interest income:
Service charges on deposit accounts	853	799
Fees for other customer services	598	566
Net securities losses	(10)	(1,112)
Title fee income	463	322
Other operating income	900	227
Total non-interest income	2,804	802

Non-interest expense:
Salaries and employee benefits	7,523	6,206
Occupancy and equipment	2,203	1,615
Technology and communications	790	717
Marketing and advertising	573	421
Professional services	521	356
FDIC assessments	311	288
Acquisition costs and branch restructuring	175	4,434
Amortization of core deposit intangible	48	58
Other operating expenses	1,166	918
Total non-interest expense	13,310	15,013

Income before income taxes	7,389	625
Income tax expense	2,626	219
Net income	$4,763	$406
Basic earnings per share	$0.41	$0.04
Diluted earnings per share	$0.41	$0.04

See accompanying condensed notes to the Unaudited Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net Income	$4,763	$406
Other comprehensive income:
Change in unrealized net gains\losses on securities available for sale, net of reclassification and deferred income taxes	2,966	3,411
Adjustment to pension liability, net of deferred income taxes	54	(4)
Unrealized losses on cash flow hedge, net of deferred income taxes	(420)	(91)
Total other comprehensive income	2,600	3,316
Comprehensive income	$7,363	$3,722

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	$117	$118,846	$64,547	$(25)	$(8,367)	$175,118
Net income			4,763			4,763
Shares issued under the dividend reinvestment plan (“DRP”)		169				169
Stock awards granted and distributed		(43)		43		—
Vesting of stock awards				(210)		(210)
Income tax effect of stock plans		48				48
Share based compensation expense		350				350
Cash dividend declared, $0.23 per share			(2,687)			(2,687)
Other comprehensive income, net of deferred income taxes					2,600	2,600
Balance at March 31, 2015	$117	$119,370	$66,623	$(192)	$(5,767)	$180,151

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	$113	$111,377	$61,441	$(235)	$(13,236)	$159,460
Net income			406			406
Shares issued under the dividend reinvestment plan (“DRP”)		151				151
Shares issued in the acquisition of FNBNY Bancorp, net of offering costs (240,598 shares)	2	5,946				5,948
Stock awards granted and distributed	1	(332)		331		—
Vesting of stock awards				(147)		(147)
Exercise of stock options		(2)		9		7
Income tax effect of stock plans		30				30
Share based compensation expense		291				291
Cash dividend declared, $0.23 per share			(2,607)			(2,607)
Other comprehensive income, net of deferred income taxes					3,316	3,316
Balance at March 31, 2014	$116	$117,461	$59,240	$(42)	$(9,920)	$166,855

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net Income	$4,763	$406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	700
Depreciation and amortization (accretion)	(645)	177
Net amortization on securities	1,038	885
Increase in cash surrender value of bank owned life insurance	(230)	(69)
Amortization of core deposit intangible	48	58
Share based compensation expense	350	291
Net securities losses	10	1,112
Decrease (increase) in accrued interest receivable	36	(759)
Increase in other assets	(502)	(3,929)
(Decrease) increase in accrued expenses and other liabilities	(996)	1,686
Net cash provided by operating activities	4,672	558

Cash flows from investing activities:
Purchases of securities available for sale	(37,811)	(148,637)
Purchases of securities, restricted	(34,875)	(80,235)
Purchases of securities held to maturity	—	(17,962)
Proceeds from sales of securities available for sale	73,788	198,763
Redemption of securities, restricted	36,293	79,380
Maturities, calls and principal payments of securities available for sale	25,281	15,712
Maturities, calls and principal payments of securities held to maturity	3,052	3,011
Net increase in loans	(65,656)	(35,164)
Proceeds from loan sale	1,861	—
Proceeds from sales of other real estate owned, net	—	2,242
Purchase of premises and equipment	(1,064)	(1,008)
Net cash acquired in business combination	—	2,926
Net cash provided by investing activities	869	19,028

Cash flows from financing activities:
Net increase (decrease) in deposits	5,704	(33,972)
Net increase in federal funds purchased	30,000	2,000
Net (decrease) increase in FHLB advances	(31,499)	15,000
Repayment of acquired unsecured debt	—	(1,450)
Net (decrease) increase in repurchase agreements	(10,019)	192
Net proceeds from issuance of common stock	169	151
Net proceeds from exercise of stock options	—	7
Repurchase of surrendered stock from vesting of restricted stock awards	(210)	(147)
Excess tax benefit (expense) from share based compensation	48	30
Cash dividends paid	(2,687)	(2,607)
Other, net	—	(192)
Net cash used in in financing activities	(8,494)	(20,988)

Net decrease in cash and cash equivalents	(2,953)	(1,402)
Cash and cash equivalents at beginning of period	51,730	45,573
Cash and cash equivalents at end of period	$48,777	$44,171

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$1,842	$1,712
Income tax	$1,260	$883

Noncash investing and financing activities:
Securities which settled in the subsequent period	$—	$12,905

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$—	$209,022
Fair value of liabilities assumed	$—	$213,224

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Bridge Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of New York. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”), and Bridge Financial Services, Inc. (“Bridge Financial Services”), an investment services subsidiary. In addition to the Bank, the Company has another subsidiary, Bridge Statutory Capital Trust II which was formed in 2009. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2. EARNINGS PER SHARE

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”).  The restricted stock awards and certain restricted stock units granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities.  The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

The computation of EPS for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended,
	March 31,
(In thousands, except per share data)	2015	2014
Net Income	$4,763	$406
Less: Dividends paid on and earnings allocated to participating securities	(118)	—
Income attributable to common stock	$4,645	$406

Weighted average common shares outstanding, including participating securities	11,720	11,513
Less: weighted average participating securities	(301)	(263)
Weighted average common shares outstanding	11,419	11,250
Basic earnings per common share	$0.41	$0.04

Income attributable to common stock	$4,645	$406

Weighted average common shares outstanding	11,419	11,250
Weighted average common equivalent shares outstanding	1	1
Weighted average common and equivalent shares outstanding	11,420	11,251
Diluted earnings per common share	$0.41	$0.04

There were 37,739 and 5,131 options outstanding at March 31, 2015 and March 31, 2014, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at March 31, 2015 and March 31, 2014, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

No new grants of stock options were awarded and no compensation expense was attributable to stock options for the three months ended March 31, 2015 and March 31, 2014 because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of options exercised during the first quarter of 2015 and 2014 was $0 and $1,000, respectively. The intrinsic value of options outstanding and exercisable at March 31, 2015 and March 31, 2014 was $20,000 and $55,000, respectively.

A summary of the status of the Company’s stock options as of and for the three months ended March 31, 2015 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, January 1, 2015	39,870	$25.63
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(2,131)	$30.60
Outstanding, March 31, 2015	37,739	$25.35	1.549 years	$20
Vested and Exercisable, March 31, 2015	37,739	$25.35	1.549 years	$20

	Number of	Exercise
Range of Exercise Prices	Options	Price
	34,739	$25.25
	3,000	$26.55
	37,739

During the three months ended March 31, 2015, restricted stock awards of 55,437 shares were granted. Of the 55,437 shares granted, 30,625 shares vest over seven years with a third vesting after years five, six and seven and 24,812 shares vest over five years with a third vesting after years three, four and five. During the three months ended March 31, 2014, restricted stock awards of 73,323 shares were granted. Of the 73,323 shares granted, 53,425 shares vest over seven years with a third vesting after years five, six and seven, 17,898 shares vest over five years with a third vesting after years three, four and five and the remaining 2,000 shares vest ratably over approximately two years. Compensation expense attributable to restricted stock awards was $302,000 and $251,000 for the three months ended March 31, 2015 and 2014, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the three months ended March 31, 2015 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2015	248,444	$22.48
Granted	55,437	$25.71
Vested	(31,627)	$21.70
Forfeited	—	—
Unvested, March 31, 2015	272,254	$23.23

Effective for 2015, the Board revised the design of the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”) to include performance based awards.  The LTI Plan includes 60% performance vested awards based on 3-year relative Total Shareholder Return (“TSR”) to the proxy peer group and 40% time vested awards.  The awards are in the form of restricted stock units and cliff vest after five years and require an additional two year holding period before the restricted stock units are delivered in shares of common stock. The Company recorded expense of approximately $14,000 and $0 for the three months ended March 31, 2015 and 2014, respectively.

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units.  These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $34,000 and $40,000 for the three months ended March 31, 2015 and 2014, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$68,409	$25	$(544)	$67,890
State and municipal obligations	62,567	458	(86)	62,939
U.S. GSE residential mortgage-backed securities	128,542	1,337	(33)	129,846
U.S. GSE residential collateralized mortgage obligations	204,172	666	(1,600)	203,238
U.S. GSE commercial mortgage-backed securities	2,999	—	(18)	2,981
U.S. GSE commercial collateralized mortgage obligations	21,672	34	(114)	21,592
Other Asset backed securities	24,241	—	(961)	23,280
Corporate Bonds	17,954	322	(44)	18,232
Total available for sale	530,556	2,842	(3,400)	529,998

Held to maturity:
U.S. GSE securities	11,291	187	—	11,478
State and municipal obligations	63,829	2,072	(10)	65,891
U.S. GSE residential mortgage-backed securities	6,355	—	(21)	6,334
U.S. GSE residential collateralized mortgage obligations	57,728	909	(419)	58,218
U.S. GSE commercial mortgage-backed securities	13,127	369	—	13,496
U.S. GSE commercial collateralized mortgage obligations	36,387	661	(148)	36,900
Corporate Bonds	22,963	115	(23)	23,055
Total held to maturity	211,680	4,313	(621)	215,372
Total securities	$742,236	$7,155	$(4,021)	$745,370

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$97,560	$4	$(2,139)	$95,425
State and municipal obligations	63,583	318	(208)	63,693
U.S. GSE residential mortgage-backed securities	100,931	534	(40)	101,425
U.S. GSE residential collateralized mortgage obligations	261,256	310	(2,967)	258,599
U.S. GSE commercial mortgage-backed securities	3,016	—	(71)	2,945
U.S. GSE commercial collateralized mortgage obligations	24,179	44	(141)	24,082
Other Asset backed securities	24,190	—	(1,153)	23,037
Corporate Bonds	17,952	161	(135)	17,978
Total available for sale	592,667	1,371	(6,854)	587,184

Held to maturity:
U.S. GSE securities	11,283	135	(41)	11,377
State and municipal obligations	64,864	1,658	(98)	66,424
U.S. GSE residential mortgage-backed securities	6,667	—	(97)	6,570
U.S. GSE residential collateralized mortgage obligations	59,539	507	(862)	59,184
U.S. GSE commercial mortgage-backed securities	13,213	233	(26)	13,420
U.S. GSE commercial collateralized mortgage obligations	36,413	267	(431)	36,249
Corporate Bonds	22,948	139	(22)	23,065
Total held to maturity	214,927	2,939	(1,577)	216,289
Total securities	$807,594	$4,310	$(8,431)	$803,473

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at March 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$11,349	$11,392
One to five years	52,385	52,274
Five to ten years	86,485	86,676
Beyond ten years	380,337	379,656
Total	$530,556	$529,998

Held to maturity:
Within one year	$17,627	$17,664
One to five years	35,439	35,726
Five to ten years	55,092	57,403
Beyond ten years	103,522	104,579
Total	$211,680	$215,372

Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
March 31, 2015		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$19,806	$194	$29,886	$350
State and municipal obligations	9,496	46	6,024	40
U.S. GSE residential mortgage-backed securities	5,185	5	1,557	28
U.S. GSE residential collateralized mortgage obligations	37,795	197	79,948	1,403
U.S. GSE commercial mortgage-backed securities	2,981	18	—	—
U.S. GSE commercial collateralized mortgage obligations	3,113	56	11,264	58
Other Asset backed securities	23,280	961	—	—
Corporate Bonds	4,956	44	—	—
Total available for sale	106,612	1,521	128,679	1,879

Held to maturity:
State and municipal obligations	2,970	10	—	—
U.S. GSE residential mortgage-backed securities	6,334	21	—	—
U.S. GSE residential collateralized mortgage obligations	—	—	20,545	419
U.S. GSE commercial collateralized mortgage obligations	—	—	3,840	148
Corporate Bonds	6,981	19	1,996	4
Total held to maturity	$16,285	$50	$26,381	$571

	Less than 12 months		Greater than 12 months
December 31, 2014		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$4,991	$8	$90,233	$2,131
State and municipal obligations	12,330	79	14,592	129
U.S. GSE residential mortgage-backed securities	—	—	1,554	40
U.S. GSE residential collateralized mortgage obligations	60,126	349	122,179	2,618
U.S. GSE commercial mortgage-backed securities	—	—	2,944	71
U.S. GSE commercial collateralized mortgage obligations	13,830	108	4,636	33
Other Asset backed securities	23,038	1,153	—	—
Corporate Bonds	9,865	135	—	—
Total available for sale	124,180	1,832	236,138	5,022

Held to maturity:
U.S. GSE securities	—	—	7,414	41
State and municipal obligations	11,343	97	202	1
U.S. GSE residential mortgage-backed securities	—	—	6,569	97
U.S. GSE residential collateralized mortgage obligations	10,422	46	30,413	816
U.S. GSE commercial mortgage-backed securities	—	—	4,188	26
U.S. GSE commercial collateralized mortgage obligations	14,392	73	8,611	358
Corporate Bonds	3,978	22	—	—
Total held to maturity	$40,135	$238	$57,397	$1,339

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

At March 31, 2015, the majority of unrealized losses on both the available for sale and held to maturity securities are related to the Company’s U.S. GSE securities and U.S. GSE residential collateralized mortgage obligations.  The decrease in fair value of the U.S. GSE securities and U.S. GSE residential collateralized mortgage obligations is attributable to changes in interest rates and not credit quality.  The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

There were $73.8 million of proceeds from sales of securities with gross gains of approximately $0.5 million and gross losses of approximately $0.5 million realized for the three months ended March 31, 2015.  There were $198.8 million of proceeds from sales of securities with gross gains of approximately $0.3 million and gross losses of $1.4 million realized for the three months ended March 31, 2014. Proceeds from calls of securities were $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

Securities having a fair value of approximately $433.0 million and $451.1 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings.  The Company did not hold any trading securities during the three months ended March 31, 2015 or the year ended December 31, 2014.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock.  FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The Bank owned approximately $8.6 million and $10.0 million in FHLB, ACBB and FRB stock at March 31, 2015 and December 31, 2014.  These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		March 31, 2015 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$67,890		$67,890
State and municipal obligations	62,939		62,939
U.S. GSE residential mortgage-backed securities	129,846		129,846
U.S. GSE residential collateralized mortgage obligations	203,238		203,238
U.S. GSE commercial mortgage-backed securities	2,981		2,981
U.S. GSE commercial collateralized mortgage obligations	21,592		21,592
Other Asset backed securities	23,280		23,280
Corporate Bonds	18,232		18,232
Total available for sale	$529,998		$529,998

Financial Liabilities:
Derivatives	$(1,624)		$(1,624)

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$95,425		$95,425
State and municipal obligations	63,693		63,693
U.S. GSE residential mortgage-backed securities	101,425		101,425
U.S. GSE residential collateralized mortgage obligations	258,599		258,599
U.S. GSE commercial mortgage-backed securities	2,945		2,945
U.S. GSE commercial collateralized mortgage obligations	24,082		24,082
Other Asset backed securities	23,037		23,037
Corporate Bonds	17,978		17,978
Total available for sale	$587,184		$587,184

Financial Liabilities:
Derivatives	$(943)		$(943)

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
March 31, 2015 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$617	—	—	$617

Fair Value Measurements at
December 31, 2014 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$558	—	—	$558

Impaired loans with allocated allowance for loan losses at March 31, 2015 had a carrying amount of $0.6 million, which is made up of the outstanding balance of $1.0 million, net of a valuation allowance of $0.4 million. An additional provision for loan losses of $0.2 was necessary for the three months ended March 31, 2015. Impaired loans with allocated allowance for loan losses at December 31, 2014, had a carrying amount of $0.5 million, which is made up of the outstanding balance of $0.7 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million at December 31, 2014.

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

Loans: The estimated fair values of real estate mortgage loans and other loans receivable are based on discounted cash flow calculations that use available market benchmarks when establishing discount factors for the types of loans resulting in a Level 3 classification. Exceptions may be made for adjustable rate loans (with resets of one year or less), which would be discounted straight to their rate index plus or minus an appropriate spread. All nonaccrual loans are carried at their current fair value. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price and therefore, while permissible for presentation purposes under ASC 825-10, do not conform to ASC 820-10.

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, the Credit Administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. Management also considers the appraisal values for commercial properties associated with current loan origination activity.  Collectively, this information is reviewed to help assess current trends in commercial property values. For each collateral dependent impaired loan, management considers information that relates to the type of commercial property to determine if such properties may have appreciated or depreciated in value since the date of the most recent appraisal. Adjustments to fair value are made only when the analysis indicates a probable decline in collateral values. Adjustments made in the appraisal process are not deemed material to the overall consolidated financial statements given the level of impaired loans measured at fair value on a nonrecurring basis.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of March 31, 2015 and December 31, 2014.

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

The estimated fair values and recorded carrying amounts of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at
		March 31, 2015 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$36,996	$36,996	$—	$—	$36,996
Interest bearing deposits with banks	11,781	—	11,781	—	11,781
Securities available for sale	529,998	—	529,998	—	529,998
Securities restricted	8,619	n/a	n/a	n/a	n/a
Securities held to maturity	211,680	—	215,372	—	215,372
Loans, net	1,384,869	—	—	1,386,838	1,386,838
Accrued interest receivable	6,389	—	2,568	3,821	6,389

Financial liabilities:
Certificates of deposit	139,227		140,224	—	140,224
Demand and other deposits	1,700,182	1,700,182	—	—	1,700,182
Federal funds purchased	105,000	105,000	—	—	105,000
Federal Home Loan Bank term advances	106,707	28,997	78,749	—	107,746
Repurchase agreements	26,244	—	26,753	—	26,753
Junior Subordinated Debentures	16,002	—	—	17,052	17,052
Derivatives	1,624	—	1,624	—	1,624
Accrued interest payable	279	94	185	—	279

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$45,109	$45,109	$—	$—	$45,109
Interest bearing deposits with banks	6,621	—	6,621	—	6,621
Securities available for sale	587,184	—	587,184	—	587,184
Securities restricted	10,037	n/a	n/a	n/a	n/a
Securities held to maturity	214,927	—	216,289	—	216,289
Loans, net	1,320,690	—	—	1,317,625	1,317,625
Accrued interest receivable	6,425	—	2,721	3,704	6,425

Financial liabilities:
Certificates of deposit	141,362		142,264	—	142,264
Demand and other deposits	1,692,417	1,692,417	—	—	1,692,417
Federal funds purchased	75,000	75,000	—	—	75,000
Federal Home Loan Bank term advances	138,327	98,070	40,165	—	138,235
Repurchase agreements	36,263	—	36,991	—	36,991
Junior Subordinated Debentures	16,002	—	—	16,528	16,528
Derivatives	943	—	943	—	943
Accrued interest payable	308	77	231	—	308

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	March 31, 2015	December 31, 2014
Commercial real estate mortgage loans	$625,155	$595,397
Multi-family mortgage loans	246,485	218,985
Residential real estate mortgage loans	157,204	156,156
Commercial, financial, and agricultural loans	297,625	291,743
Real estate-construction and land loans	63,377	63,556
Installment/consumer loans	10,783	10,124
Total loans	1,400,629	1,335,961
Net deferred loan costs and fees	2,500	2,366
	1,403,129	1,338,327
Allowance for loan losses	(18,260)	(17,637)
Net loans	$1,384,869	$1,320,690

On February 14, 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of  $89.7 million of acquired loans recorded at their fair value.  There were approximately $52.1 million of acquired FNBNY loans remaining as of March 31, 2015.

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

The following table represents loans by class categorized by internally assigned risk grades as of March 31, 2015 and December 31, 2014:

	Grades:
March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$249,262	$5,729	$5,930	$—	$260,921
Non-owner occupied	358,908	1,334	3,992	—	364,234
Multi-Family	246,384	16	85	—	246,485
Residential real estate:
Residential mortgage	88,177	—	936	—	89,113
Home equity	66,353	359	1,379	—	68,091
Commercial:
Secured	91,425	419	2,429	—	94,273
Unsecured	198,053	3,690	1,609	—	203,352
Real estate construction and land loans	63,012	—	365	—	63,377
Installment/consumer loans	10,581	100	102	—	10,783
Total loans	$1,372,155	$11,647	$16,827	$—	$1,400,629

	Grades:
December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$243,512	$7,133	$5,963	$—	$256,608
Non-owner occupied	334,790	171	3,828	—	338,789
Multi-Family	217,855	202	928	—	218,985
Residential real estate:
Residential mortgage	88,405	—	1,613		90,018
Home equity	64,994	212	932		66,138
Commercial:
Secured	91,007	621	2,339	—	93,967
Unsecured	191,942	4,168	1,666	—	197,776
Real estate construction and land loans	63,190	—	366	—	63,556
Installment/consumer loans	9,921	100	103	—	10,124
Total loans	$1,305,616	$12,607	$17,738	$—	$1,335,961

At March 31, 2015 there were $0.2 million and $1.1 million, respectively, of acquired FNBNY loans included in the special mention and substandard grades.  At December 31, 2014 there were $0.3 million and $1.5 million, respectively, of acquired FNBNY loans included in the special mention and substandard grades.

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans, as defined by ASC 310-10:

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$—	$182	$582	$764	$260,157	$260,921
Non-owner occupied	—	—	—	—	—	364,234	364,234
Multi-Family	—	—		—	—	246,485	246,485
Residential real estate:
Residential mortgages	1	—	—	140	141	88,972	89,113
Home equity	269	275	143	1,127	1,814	66,277	68,091
Commercial and Industrial:
Secured	44	—	—	330	374	93,899	94,273
Unsecured	—	—	—	160	160	203,192	203,352
Real estate construction and land loans	—	—	—	—	—	63,377	63,377
Installment/consumer loans	22	—	—	3	25	10,758	10,783
Total loans	$336	$275	$325	$2,342	$3,278	$1,397,351	$1,400,629

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	>90Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$184	$—	$595	$779	$255,829	$256,608
Non-owner occupied	181	—	10	10	201	338,588	338,789
Multi-Family	—	—	—	—	—	218,985	218,985
Residential real estate:
Residential mortgage	—	—	—	143	143	89,875	90,018
Home equity	919	—	134	374	1,427	64,711	66,138
Commercial and Industrial:
Secured	—	—	—	—	—	93,967	93,967
Unsecured	25	—	—	222	247	197,529	197,776
Real estate construction and land loans	—	—	—	—	—	63,556	63,556
Installment/consumer loans	1	—	—	3	4	10,120	10,124
Total loans	$1,126	$184	$144	$1,347	$2,801	$1,333,160	$1,335,961

At March 31, 2015 there were $0.2 million of FNBNY acquired loans 30-59 days past due.  There were no FNBNY acquired loans 30-59 days past due at December 31, 2014. All loans 90 days or more past due that are still accruing interest represent loans acquired from FNBNY and Hamptons State Bank (“HSB”) which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expect to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

As of March 31, 2015 and December 31, 2014, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $7.1 million and $6.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

For individually impaired loans, the following tables set forth by class of loans at March 31, 2015 and December 31, 2014 the recorded investment, unpaid principal balance and related allowance.  The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2015 and 2014:

	March 31, 2015			Three Month Ended March 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,848	$4,318	$—	3,854	$28
Non-owner occupied	946	946	—	947	15
Residential real estate:
Residential mortgage	140	230	—	141	—
Home equity	977	1,199	—	309	—
Commercial:
Secured	114	114	—	48	1
Unsecured	—	—	—	—	—
Total with no related allowance recorded	$6,025	$6,807	$—	$5,299	$44

With an allowance recorded:
Commercial real estate - Non-owner occupied	$321	$321	$21	$322	$4
Residential real estate - Home equity	150	150	150	50	—
Commercial - Secured	330	330	253	330	—
Commercial - Unsecured	244	248	4	252	3
Total with an allowance recorded:	$1,045	$1,049	$428	$954	$7

Total:
Commercial real estate:
Owner occupied	$3,848	$4,318	$—	$3,854	$28
Non-owner occupied	1,267	1,267	21	1,269	19
Residential real estate:
Residential mortgage	140	230	—	141	—
Home equity	1,127	1,349	150	359	—
Commercial:
Secured	444	444	253	378	1
Unsecured	244	248	4	252	3
Total	$7,070	$7,856	$428	$6,253	$51

				Three Months Ended
	December 31, 2014			March 31, 2014
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,562	$3,707	$—	4,301	$29
Non-owner occupied	1,251	1,568	—	916	15
Residential real estate:
Residential mortgage	143	231	—	1,128	—
Home equity	169	377	—	593	—
Commercial:
Secured	345	345	—	348	6
Unsecured	—	—	—	172	3
Total with no related allowance recorded	$5,470	$6,228	$—	$7,458	$53

With an allowance recorded:
Commercial real estate- Owner occupied	—	—	—	720	—
Commercial real estate- Non owner occupied	323	323	23	—	—
Residential real estate - Residential mortgage				152	—
Residential real estate - Home equity	72	89	72	204	—
Commercial- Unsecured	337	339	79	—	—
Total with an allowance recorded:	$732	$751	$174	$1,076	$—

Total:
Commercial real estate:
Owner occupied	$3,562	$3,707	$—	$5,021	$29
Non-owner occupied	1,574	1,891	23	916	15
Residential real estate:
Residential mortgage	143	231	—	1,280	—
Home equity	241	466	72	797	—
Commercial:
Secured	345	345	—	348	6
Unsecured	337	339	79	172	3
Total	$6,202	$6,979	$174	$8,534	$53

The Bank had no other real estate owned at March 31, 2015 and December 31, 2014, respectively.

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

During the three months ended March 31, 2015, the Bank modified two loans as TDRs totaling $0.1 million. There were no loans modified as TDRs for the three months ended March 31, 2014.  During the quarters ending March 31, 2015 and 2014, there were no charge offs relating to TDRs and there were no loans modified as TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of March 31, 2015 and December 31, 2014, the Company had $0.8 million and $0.5 million, respectively of nonaccrual TDR loans and $4.8 million and $5.0 million, respectively of performing TDRs. At March 31, 2015 and December 31, 2014, total nonaccrual TDR loans are secured with collateral that has an appraised value of $1.9 million and $0.9 million, respectively. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the quarter ending March 31, 2015 that did not meet the definition of a TDR. These loans have a total recorded investment as of March 31, 2015 of $6.2 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

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

At the acquisition date, the purchased credit impaired loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million; expected cash flows of $28.4 million; and a fair value (initial carrying amount) of $21.8 million.  The difference between the contractually required principal and interest payments receivable and the expected cash flows ($11.9 million) represented the non-accretable difference.  The difference between the expected cash flows and fair value ($6.6) million represented the initial accretable yield.  At March 31, 2015, the contractually required principal and interest payments receivable of the purchased credit impaired loans was $20.8 million with a remaining non-accretable difference of $3.7 million.

The following table summarizes the activity in the accretable yield for the purchased credit impaired loans:

Three Months Ended
(In thousands)	March 31, 2015
Balance at beginning of period	$8,432
Accretion	(1,252)
Reclassification from non-accretable difference during the period	380
Accretable discount at end of period	$7,560

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of March 31, 2015 and December 31, 2014. Additionally, the following tables represent the changes in the allowance for loan losses for the three month period ended March 31, 2015 and 2014, and the twelve month period ended December 31, 2014, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

	Three Months Ended March 31, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637
Charge-offs	—	—	—	(200)	—	(2)	(202)
Recoveries	—	—	—	20	1	4	25
Provision	(4)	310	(71)	559	1	5	800
Ending Balance	$6,990	$2,980	$2,137	$4,905	$1,106	$142	$18,260

Ending balance: individually evaluated for impairment	$21	$—	$150	$257	$—	$—	$428

Ending balance: collectively evaluated for impairment	$6,969	$2,980	$1,987	$4,648	$1,106	$142	$17,832

Ending balance: loan acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$625,155	$246,485	$157,204	$297,625	$63,377	$10,783	$1,400,629

Ending balance: individually evaluated for impairment	$5,115	$—	$1,267	$688	$—	$—	$7,070

Ending balance: collectively evaluated for impairment	$614,935	$246,485	$154,718	$293,144	$63,377	$10,783	$1,383,442

Ending balance: loans acquired with deteriorated credit quality(1)	$5,105	$—	$1,219	$3,793	$—	$—	$10,117

(1) Includes PCI loans acquired on February 14, 2014 from FNBNY and on May 27, 2011 from HSB.

	Year Ended December 31, 2014
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001
Charge-offs	(461)	—	(257)	(104)	—	(2)	(824)
Recoveries	—	—	170	87	—	3	260
Provision	1,176	1,073	(417)	537	(102)	(67)	2,200
Ending Balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637

Ending balance: individually evaluated for impairment	$23	$—	$72	$79	$—	$—	$174

Ending balance: collectively evaluated for impairment	$6,971	$2,670	$2,136	$4,447	$1,104	$135	$17,463

Ending balance: loan acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$595,397	$218,985	$156,156	$291,743	$63,556	$10,124	$1,335,961

Ending balance: individually evaluated for impairment	$5,136	$—	$383	$682	$—	$—	$6,201

Ending balance: collectively evaluated for impairment	$582,946	$218,985	$154,897	$286,368	$63,556	$10,124	$1,316,876

Ending balance: loans acquired with deteriorated credit quality(1)	$7,315	$—	$876	$4,693	$—	$—	$12,884

(1) Includes loans acquired on February 14, 2014 from FNBNY and on May 27, 2011 from HSB.

	Three Months Ended March 31, 2014
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001
Charge-offs	(267)	—	—	(85)	—	—	(352)
Recoveries	—	—	10	9	—	1	20
Provision	609	(3)	(119)	340	(103)	(24)	700
Ending Balance	$6,621	$1,594	$2,603	$4,270	$1,103	$178	$16,369

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

There were no contributions to the pension plan or the SERP during the three months ended March 31, 2015. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $28,000 during the three months ended March 31, 2015.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost/(recovery):

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
(In thousands)	2015	2014	2015	2014
Service cost	$280	$224	$42	$33
Interest cost	174	158	22	22
Expected return on plan assets	(453)	(402)	—	—
Amortization of net loss	93	7	8	—
Amortization of unrecognized prior service cost	(20)	(20)	—	—
Amortization of unrecognized transition obligation	—	—	7	7
Net periodic benefit cost/(recovery)	$74	$(33)	$79	$62

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At March 31, 2015, March 31, 2014 and December 31, 2014, securities sold under agreements to repurchase totaled $26.2 million, $11.6 million, and $36.3 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $29.2 million, $16.6 million and $40.3 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.2 million maturing during the second quarter of 2015 and $25.0 million maturing during the fourth quarter of 2015.  At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	Three Months Ended		Year Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	December 31, 2014
Average daily balance	$32,122	$11,704	$14,185
Average interest rate	1.01%	3.19%	2.71%
Maximum month-end balance	$36,230	$12,045	$36,879
Weighted average interest rate	1.01%	3.14%	2.67%

10. FEDERAL HOME LOAN BANK ADVANCES

The following table sets forth the contractual maturities and weighted average interest rates of FHLB advances over the next four years and the period thereafter at March 31, 2015 and December 31, 2014:

	March 31, 2015
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$29,000	0.34%

2015	50,000	0.39%
2016	11,677	0.69%
2017	—	—
2018	16,030	1.00%
	77,707	0.56%
	$106,707	0.50%

	December 31, 2014
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$69,000	0.32%

2015	41,508	0.37%
2016	11,703	0.69%
2017	—	—
2018	16,116	1.00%
	69,327	0.57%
	$138,327	0.44%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $430.2 million and $385.2 million of residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2015 and December 31, 2014, respectively.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $686.2 million at March 31, 2015.

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

Interest rate swaps with notional amounts totaling $75.0 million as of March 31, 2015 and December 31, 2014 were designated as cash flow hedges of certain Federal Home Loan Bank advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents summary information about the interest rate swaps designated as cash flow hedges as of March 31, 2015 and 2014 and December 31, 2014:

	Three Months Ended		Year Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	December 31, 2014
Notional amounts	$75,000	$50,000	$75,000
Weighted average pay rates	1.66%	1.39%	1.39%
Weighted average receive rates	0.26%	0.24%	0.24%
Weighted average maturity	3.61 years	4.31 years	3.86 years
Unrealized losses	$(1,624)	$(314)	$(943)

Interest expense recorded on these swap transactions totaled $134,000 and $115,000 for the three months ended March 31, 2015 and 2014, respectively, and is reported as a component of interest expense on FHLB Advances.

The following table presents the net gains (losses) recorded, net of income tax, in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2015 and March 31, 2014:

2015
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	Non-interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(989)	$—	$—

2014
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	Non-interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(190)	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheets:

	March 31, 2015		December 31, 2014
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Included in other assets (liabilities):
Interest rate swaps related to FHLB Advances	$50,000	$(1,117)	$40,000	$(248)
Forward starting interest rate swap related to repurchase agreements	—	—	10,000	(445)
Forward starting interest rate swap related to FHLB advances	25,000	(507)	25,000	(250)

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

As of March 31, 2015 and December 31, 2014, the combined notional amounts of interest-rate swap agreements total $37.1 million and $11.2 million, respectively. These interest-rate swap agreements do not qualify for hedge accounting treatment, and therefore changes in fair value are reported in current period earnings.

The following table presents summary information about these interest rate swaps:

	Three Months Ended		Year Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	December 31, 2014
Notional amounts	$37,125	$—	$11,175
Weighted average pay rates	3.28%	—	3.28%
Weighted average receive rates	3.28%	—	3.28%
Weighted average maturity	16.81 years	—	9.64 years
Fair value of combined interest rate swaps	$—	$—	$—

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Unrealized holding gains on available for sale securities	$4,915	$4,543
Reclassification adjustment for losses realized in income	10	1,112
Income tax effect	(1,959)	(2,244)
Net change in unrealized gains on available for sale securities	2,966	3,411

Reclassification adjustment for amortization realized in income	88	(7)
Income tax effect	(34)	3
Net change in post-retirement obligation	54	(4)

Change in fair value of derivatives used for cash flow hedges	(681)	(150)
Reclassification adjustment for gains realized in income	—	—
Income tax effect	261	59
Net change in unrealized losses on cash flow hedge	(420)	(91)

Total	$2,600	$3,316

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of		Balance as of
	December 31,	Current Period	March 31,
(In thousands)	2014	Change	2015
Unrealized (losses) gains on available for sale securities	$(3,307)	$2,966	$(341)
Unrealized (losses) gains on pension benefits	(4,491)	54	(4,437)
Unrealized losses on cash flow hedges	(569)	(420)	(989)
Total	$(8,367)	$2,600	$(5,767)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

			Affected Line Item
	Three Months Ended		in the Consolidated
(In thousands)	March 31, 2015	March 31, 2014	Statements of Income
Unrealized (losses) on available for sale securities:
Realized losses on sale of available for sale securities	$(10)	$(1,112)	Net securities losses
Income tax effect	4	441	Income tax expense
Net of income tax	$(6)	$(671)

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit	$20	$20	Salaries and employee benefits
Transition obligation	(7)	(7)	Salaries and employee benefits
Actuarial losses	(101)	(7)	Salaries and employee benefits
	$(88)	$6
Income tax effect	34	(2)	Income tax expense
Net of income tax	$(54)	$4

Total reclassifications, net of income taxes	$(60)	$(667)

14.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 simplifies presentation of debt issuance costs. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of ASU 2015-03 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  ASU 2015-01 simplifies the income statement presentation requirements in subtopic 225-20 by eliminating the concept of extraordinary items.  Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this update become effective for annual periods and interim periods within those periods beginning after December 15, 2015.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic  conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; our ability to successfully integrate acquired entities; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act,  which could adversely affect operating results; and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this report. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Who We Are and How We Generate Income

Bridge Bancorp, Inc. (the “Company”), a New York corporation, is a bank holding company formed in 1989.  On a parent-only basis, the Company has had minimal results of operations.  The Company is dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (the “Bank”), its own earnings, additional capital raised, and borrowings as sources of funds.  The information in this report reflects principally the financial condition and results of operations of the Bank.  The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings.  The Bank also generates non-interest income, such as fee income on deposit accounts, merchant credit and debit card processing programs, investment services, income from its title abstract subsidiary, and net gains on sales of securities and loans.  The level of its non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income.  Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity.

Principal Products and Services and Locations of Operations

The Bank operates twenty nine branches in the primary market areas of Suffolk and Nassau Counties, Long Island. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multifamily mortgage loans (3) home equity loans; (4) construction loans; (5) residential mortgage loans; (6) secured and unsecured commercial and consumer loans; (7) FHLB, FNMA, GNMA and FHLMC  and non-agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing multi-millions of FDIC insurance on CD deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Financial Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Significant Events

Acquisition of Community National Bank

On December 14, 2014, the Company, the Bank and Community National Bank (“CNB”) entered into an Agreement and Plan of Merger (the “merger agreement”) pursuant to which Bridge Bancorp will acquire, in an all stock merger, CNB through the merger of CNB with and into The Bridgehampton National Bank.  CNB currently operates 11 branches in Nassau, Suffolk, Queens and Manhattan Counties with total assets of $940 million, including $776 million in loans, funded by deposits of $825 million.  The combined institution will have approximately $3.2 billion in assets, $2.7 billion in deposits and 40 branches serving Long Island and the greater New York metropolitan area. Under the terms of the merger agreement, each outstanding share of CNB common stock will be converted into the right to receive 0.79 of a share of the Company’s common stock.  Based on the Company’s closing stock price on December 12, 2014 of $25.35, the transaction implies a per share value of $20.03 and an aggregate estimated value of $141 million. The proposed merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the stockholders of the Company and CNB. The merger is currently expected to be completed in the second quarter of 2015.

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

Quarterly Highlights

•                  Net income for the first quarter of 2015 was $4.8 million and $0.41 per diluted share, compared to $0.4 million and $0.04 per diluted share for the first quarter of 2014. The results for the 2014 period included (i) $2.9 million in acquisition costs, net of tax, associated with the FNBNY acquisition and branch restructuring charges related to a branch relocation and; (ii) $0.7 million of losses, net of tax, on the sales of securities resulting from repositioning of the securities portfolio to mitigate interest rate risk.

•                  Net interest income increased to $18.7 million for the first quarter of 2015 compared to $15.5 million in 2014.

•                  Net interest margin was 3.63% for the first quarter of 2015 compared to 3.46% for the 2014 period.

•                  Loans held for investment at March 31, 2015 of $1.40 billion increased $64.8 million or 4.8% over December 31, 2014 and increased $267.4 million or 23.5% over March 31, 2014.

•                  Total assets of $2.29 billion at March 31, 2015, decreased $1.3 million compared to December 31, 2014 and increased $174.4 million or 8.3% compared to March 31, 2014.

•                  Deposits of $1.84 billion at March 31, 2015, increased $5.6 million over December 31, 2014 and increased $164.5 million or 9.8% compared to March 31, 2014 levels.

•                  Allowance for loan losses to total loans ratio, which was calculated excluding $52 million of FNBNY acquired loans, was 1.35% as of March 31, 2015 compared to 1.39% at December 31, 2014 and 1.56% at March 31, 2014.

•                  All capital ratios exceed the fully phased in requirements of Basel III.

•                  A cash dividend of $0.23 per share was declared in April 2015 for the first quarter.

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

Additionally, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule In July 2013 that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rules, while more favorable to community banks, require that all banks maintain higher levels of capital. Taken together, these factors present formidable challenges to the banking industry. Management believes that, as of March 31, 2015, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

Challenges and Opportunities

As noted earlier, on February 14, 2014, the Company acquired FNBNY. This acquisition increases the Company’s scale and continues the westward expansion into three new markets including Melville (Suffolk County), and two branches in Nassau County; Massapequa and Merrick. To support this acquisition and future growth, the Company completed a public offering on October 8, 2013, with $37.5 million in net proceeds. While these proceeds provide capital to support the acquisition, the additional common shares outstanding negatively impacted earnings per share during the fourth quarter of 2013 and first half of 2014 until the benefits of the acquisition were realized. Management recognizes the challenges associated with acquisitions and leveraged the experience gained in the acquisition of Hamptons State Bank in 2011, to successfully integrate the operations of FNBNY.

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

Corporate objectives for 2015 include: successful integration of the operations of CNB; leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow its franchise and continued investments to generate core funding, quality loans and new sources of revenue, remain keys to continue creating long term shareholder value. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at March 31, 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended March 31, 2015 was $4.8 million and $0.41 per diluted share as compared to $0.4 million and $0.04 per diluted share for the same period in 2014.   Changes in net income for the three months ended March 31, 2015 compared to March 31, 2014 include: (i) a $3.2 million or 20.3% increase in net interest income as a result of growth in interest earning assets primarily related to loans and investments; (ii) a $0.1 million or 14.3% increase in the provision for loan losses; (iii) a $2.0 million or 249.6% increase in non-interest income related to a $1.1 million decrease in net securities losses and $0.9 million in service charges and customer fees, title fee income, and other non-interest income; (iv) a decrease in non-interest expenses of $1.7 million related to $4.3 million in lower acquisition and branch restructuring costs, partially offset by $2.6 million in costs related to additional staffing and new facilities associated with the FNBNY acquisition and three new branches, as well as, continued investments in technology; and (v) a $2.4 million increase in income taxes associated with higher pre-tax income. The effective income tax rate was 35.5% for the quarter ended March 31, 2015 compared to 35.0% for the same period last year.

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

	Three Months Ended March 31,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$1,349,992	$16,493	4.95%	$1,064,457	$13,316	5.07%
Mortgage-backed securities, CMOs and other asset-backed securities	493,502	2,567	2.11	450,030	2,292	2.07
Taxable securities	189,295	1,017	2.18	105,017	858	3.31
Tax exempt securities (2)	71,672	654	3.70	223,800	1,185	2.15
Deposits with banks	12,699	7	0.22	11,634	8	0.28
Total interest earning assets	2,117,160	20,738	3.97	1,854,938	17,659	3.86
Non interest earning assets:
Cash and due from banks	45,694			36,320
Other assets	101,774			70,210
Total assets	$2,264,628			$1,961,468

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,056,512	$773	0.30%	$943,598	$837	0.36%
Certificates of deposit of $100,000 or more	83,579	190	0.92	84,318	175	0.84
Other time deposits	56,862	112	0.80	52,196	95	0.74
Federal funds purchased and repurchase agreements	121,188	146	0.49	63,593	129	0.82
Federal Home Loan Bank advances	85,686	250	1.18	83,624	245	1.19
Junior Subordinated Debentures	16,002	341	8.64	16,002	341	8.64
Total interest bearing liabilities	1,419,829	1,812	0.52	1,243,331	1,822	0.59
Non-interest bearing liabilities:
Demand deposits	650,635			533,595
Other liabilities	14,380			9,922
Total liabilities	2,084,844			1,786,848
Stockholders’ equity	179,784			174,620
Total liabilities and stockholders’ equity	$2,264,628			$1,961,468

Net interest income/interest rate spread (3)		18,926	3.45%		15,837	3.27%

Net interest earning assets/net interest margin (4)	$697,331		3.63%	$611,607		3.46%

Ratio of interest earning assets to interest bearing liabilities			149.11%			149.19%

Less: Tax equivalent adjustment		(231)			(301)

Net interest income		$18,695			$15,536

(1)	Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.
(2)	The above table is presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three Months Ended March 31,
	2015 Over 2014
	Changes Due To
(In thousands)	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)	$5,267	$(2,090)	$3,177
Mortgage-backed securities, CMOs and other asset-backed securities	229	46	275
Taxable securities	1,777	(1,618)	159
Tax exempt securities (2)	(3,625)	3,094	(531)
Deposits with banks	4	(5)	(1)
Total interest earning assets	3,652	(573)	3,079

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	446	(510)	(64)
Certificates of deposit of $100,000 or more	(10)	25	15
Other time deposits	9	8	17
Federal funds purchased and repurchase agreements	302	(285)	17
Federal Home Loan Bank Advances	23	(18)	5
Junior subordinated debentures	—	—	—
Total interest bearing liabilities	770	(780)	(10)
Net interest income	$2,882	$207	$3,089

(1) Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended March 31, 2015 and March 31, 2014

Net interest income was $18.7 million for the three months ended March 31, 2015 compared to $15.5 million for the same period in 2014, an increase of $3.2 million or 20.3%. Net interest margin increased to 3.63% for the quarter ended March 31, 2015, compared to 3.46% for the quarter ended March 31, 2014 as a result of a shift in asset mix from lower yielding securities to higher yielding loans.  The higher margin also reflects $0.8 million associated with greater than expected cash flows from the sale of certain acquired credit impaired loans. The total average interest earning assets increased $262.2 million or 14.1%, yielding 3.97% and the overall funding cost was 0.35%, including demand deposits. The yield on interest earning assets increased approximately 11 basis points from 3.86% to 3.97%. The cost of interest bearing liabilities decreased approximately 7 basis points during the first quarter of 2015 compared to 2014. The increase in average total deposits of $233.9 million funded higher yielding loans, which grew $285.5 million from the comparable 2014 quarter.

For the three months ended March 31, 2015, average net loans grew by $285.5 million or 26.8% to $1.35 billion as compared to $1.06 billion for the same period in 2014, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, and multi-family mortgage loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended March 31, 2015, average total securities decreased by $24.4 million or 3.1% to $754.5 million as compared to $778.8 million for the three months ended March 31, 2014. There were no federal funds sold for the three months ended

March 31, 2015 and 2014. The average interest earning cash increased by $1.1 million to $12.7 million for the three months ended March 31, 2015 as compared to $11.6 million for the same period in 2014.

Average total interest bearing liabilities were $1.4 billion for the three months ended March 31, 2015 compared to $1.2 billion for the same period in 2014.  The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in savings, NOW and money market deposit rates and lower borrowing rates resulted in a decrease in the cost of interest bearing liabilities to 0.52% for the three months ended March 31, 2015 from 0.59% for the same period in 2014.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended March 31, 2015, average total deposits increased by $233.9 million or 14.5% to $1.8 billion from $1.6 billion from the same period in 2014.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $112.9 million or 12.0% to $1.1 billion for the three months ended March 31, 2015 compared to $943.6 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $0.7 million to $83.6 million for 2015 as compared to $84.3 million for the same period last year.  Average balances in demand deposits increased $117.0 million or 21.9% to $650.6 million for 2015 as compared to $533.6 million for the same period last year. Average public fund deposits comprised 19.5% of total average deposits during the three months ended March 31, 2015 and 20.5% of total average deposits for the same period in 2014.  Average federal funds purchased and repurchase agreements increased $57.6 million or 90.6% to $121.2 million for the three months ended March 31, 2015 compared to $63.6 million for the same period in the prior year. Average FHLB advances increased $2.1 million or 2.5% to $85.7 million for the three months ended March 31, 2015 compared to $83.6 million for the same period 2014.

Total interest income increased $3.1 million or 18.1% to $20.5 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the three months ended March 31, 2015 from $17.4 million for the same period in 2014.  Interest income on loans increased $3.2 million or 23.9% to $16.5 million for the three months ended March 31, 2015 from $13.3 million for the same period in 2014. The yield on average loans was 4.95% for 2015 as compared to 5.07% in 2014.

Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $0.1 million to $4.2 million for the three months ended March 31, 2015 compared to $4.3 million for the same period in 2014.  Interest income on securities included net amortization of premium of $1.0 million and a tax equivalent adjustment of $0.2 million in the 2015 compared to net amortization of premium of $0.9 million and tax equivalent adjustment of $0.3 million for the same period in 2014.  The tax adjusted average yield on total securities was 2.28% for 2015 as compared to 2.26% in 2014.

Interest expense was $1.8 million for the three months ended March 31, 2015 and 2014.

Provision and Allowance for Loan Losses

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending areas of Nassau and Suffolk Counties,  Long Island. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $0.8 million was recorded during the three months ended March 31, 2015 compared to a provision for loan loss of $0.7 million that was recorded during the same period in 2014. Net charge-offs were $0.2 million for the quarter ended March 31, 2015 compared to $0.6 million for the year ended December 31, 2014 and $0.3 million for the quarter ended March 31, 2014. The ratio of allowance for loan losses to nonaccrual loans was 780%, 1466% and 431%, at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. The allowance for loan losses increased to $18.3 million at March 31, 2015 as compared to $17.6 million at December 31, 2014 and $16.4 million at March 31, 2014. As a percentage of total loans the allowance was 1.30% at March 31, 2015 compared to 1.32% at December 31, 2014 and 1.44% at March 31, 2014.  In accordance with current accounting guidance, the acquired FNBNY loans were recorded at fair value, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties.

Loans of approximately $28.5 million or 2.0% of total loans at March 31, 2015 were categorized as classified loans compared to $30.3 million or 2.3% at December 31, 2014 and $52.4 million or 4.6% at March 31, 2014. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. At March 31, 2015, classified loans included $1.3 million of acquired FNBNY loans.

At March 31, 2015, approximately $17.1 million of classified loans were commercial real estate (“CRE”) loans, including multi-family loans and were well secured with real estate as collateral. Of the $17.1 million of CRE loans, $16.3 million were current and $0.8 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees. At March 31, 2015, approximately $2.7 million of classified loans were residential real estate loans with $1.1 million current and $1.6 million past due. Commercial, financial, and agricultural loans represented $8.1 million of classified loans, with $0.5 million past due and $7.6 million current. Approximately $0.4 million of classified loans represented real estate construction and land loans, which were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.2 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans.

CRE loans, including multi-family loans, represented $871.6 million or 62.2% of the total loan portfolio at March 31, 2015 compared to $814.4 million or 61.0% at December 31, 2014 and $666.1 million or 58.7% at March 31, 2014. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.  Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and stabilized in 2010. The estimated decline in residential and commercial real estate values during this period ranged from 15-20% from the 2007 levels, depending on the nature and location of the real estate.  Real estate values began to improve in 2012 and have continued into 2015.

As of March 31, 2015 and December 31, 2014, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $7.1 million and $6.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans were $2.3 million or 0.17% of total loans at March 31, 2015 and $1.2 million or 0.09% of total loans at December 31, 2014. Approximately $0.8 million of the nonaccrual loans at March 31, 2015 and $0.5 million at December 31, 2014, represent troubled debt restructured loans.

The Bank had no other real estate owned at March 31, 2015, December 31, 2014 and March 31, 2014.

The following table sets forth changes in the allowance for loan losses:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2015	December 31, 2014
Allowance for loan losses balance at beginning of period	$17,637	$16,001

Charge-offs:
Commercial real estate mortgage loans	—	461
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	—	257
Commercial, financial and agricultural loans	200	104
Real estate construction and land loans	—	—
Installment/consumer loans	2	2
Total	202	824

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	1	170
Commercial, financial and agricultural loans	20	87
Real estate construction and land loans	—	—
Installment/consumer loans	4	3
Total	25	260

Net charge-offs	(177)	(564)
Provision for loan losses charged to operations	800	2,200
Balance at end of period	$18,260	$17,637

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	March 31, 2015		December 31, 2014
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$6,990	44.6%	$6,994	44.5%
Multi-family loans	2,980	17.6	2,670	16.4
Residential real estate mortgage loans	2,137	11.2	2,208	11.7
Commercial, financial & agricultural loans	4,905	21.3	4,526	21.8
Real estate construction and land loans	1,106	4.5	1,104	4.8
Installment/consumer loans	142	0.8	135	0.8
Total	$18,260	100.0%	$17,637	100.0%

Non-Interest Income

Total non-interest income increased $2.0 million to $2.8 million for the three months ended March 31, 2015 compared to $0.8 million for the same period in 2014. The increase reflects $0.7 million in higher levels of other non-interest income associated with swap fee income, BOLI, and gain on sale of loans, $0.1 million increases in both title revenue and service charges and fees in addition to a $1.1 million decrease in net securities losses compared to the prior year.

Non-Interest Expense

Total non-interest expense decreased $1.7 million or 11.3% to $13.3 million during the three months ended March 31, 2015 compared to $15.0 million over the same period in 2014. The decrease in non-interest expense is primarily attributed to $4.3 million in  acquisition costs that were incurred in the 2014 period, partially offset by a $1.3 million increase in salaries and benefits to $7.5 million as of March 31, 2015 as compared to $6.2 million for the same period in 2014.  Occupancy and equipment expense increased $0.6 million to $2.2 million as of March 31, 2015 as compared to $1.6 million for the same period last year. These increases reflect additional staffing and new facilities associated with the FNBNY acquisition and three new branches, as well as, continued investments in technology.  Marketing, professional services and other operating expenses each increased $0.2 million as of March 31, 2015 as compared to the same period in 2014.

Income Taxes

The provision for income taxes increased $2.4 million to $2.6 million for the three months ended March 31, 2015 compared to $0.2 million for the three months ended March 31, 2014 primarily due to higher pretax income. The effective tax rate for the three months ended March 31, 2015 increased to 35.5% from 35.0% for the same period last year. The increase in the effective rate was a result of certain non-deductible acquisition costs and a lower percentage of interest income from tax exempt securities.

Financial Condition

Total assets increased $174.4 million or 8.3% to $2.29 billion over the March 31, 2014 level of $2.11 billion, and decreased $1.3 million compared to December 31, 2014. Total asset growth reflects strong organic growth in new and existing markets. Cash and due from banks decreased $8.1 million and interest earning deposits with banks increased $5.2 million compared to December 31, 2014. Total securities decreased $60.4 million or 7.5% to $741.7 million and net loans increased $64.2 million or 4.9% to $1.38 billion compared to December 31, 2014 levels. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Total deposits increased $5.0 million to $1.839 billion at March 31, 2015 compared to $1.834 billion at December 31, 2014. Demand deposits decreased $62.1 million to $641.0 million as of March 31, 2015 compared to $703.1 million at December 31, 2014. Savings, NOW and money market deposits increased $69.9 million to $1.10 billion at March 31, 2015 from $989.3 million at December 31, 2014. Certificates of deposit of $100,000 or more increased $1.3 million to $84.4 million at March 31, 2015, from $83.1 million at December 31, 2014. Other time deposits decreased $3.5 million to $54.8 million at March 31, 2015, from $58.3 million at December 31, 2014.

Federal funds purchased were $105.0 million as of March 31, 2015 compared to $75.0 million at December 31, 2014. Federal Home Loan Bank advances were $106.7 million as of March 31, 2015 and $138.3 million for December 31, 2014. Repurchase agreements decreased $10.0 million to $26.2 million at March 31, 2015 compared to $36.2 million as of December 31, 2014. Junior subordinated debentures remained at $16.0 million as of March 31, 2015 compared to December 31, 2014. Other liabilities and accrued expenses decreased $0.4 million to $13.8 million as of March 31, 2015 from $14.2 million as of December 31, 2014. Stockholders’ equity was $180.2 million at March 31, 2015, an increase of $5.1 million or 2.9% from December 31, 2014, reflecting net income of $4.8 million and $0.3 million related to stock based compensation plans, a decrease in the unrealized loss on available for sale securities of $3.0 million, partially offset by $2.7 million paid in dividends. In April 2015, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Holding Company’s principal sources of liquidity included cash and cash equivalents of $0.6 million as of March 31, 2015, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the three months ended March 31, 2015, the Bank paid a $3.0 million cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of April 1, 2015, the Bank has $30.8 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At March 31, 2015, the Bank had aggregate lines of credit of $295.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $275.0 million is available on an unsecured basis. As of March 31, 2015, the Bank had $105.0 million in overnight borrowings outstanding under these lines.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of March 31, 2015, the Bank had $29.0 million outstanding in FHLB overnight borrowings and an additional $76.5 million outstanding in FHLB term borrowings. The Bank had $25.0 million of securities sold under agreements to repurchase outstanding as of March 31, 2015 with brokers and $1.2 million outstanding with customers.  As of December 31, 2014, the Bank had $35.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.3 million outstanding with customers. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered deposits.  As of March 31, 2015 and December 31, 2014 the Bank had $11.0 million and $8.3 million, respectively, of brokered deposits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes as of March 31, 2015, the Company and the Bank met all capital adequacy requirements.

The Company has the ability to issue additional common stock and/or preferred stock should the need arise.

On January 1, 2015, the Basel III Capital Rules became effective and include transition provisions through January 1, 2019.  These rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon common equity tier 1 capital (“CET1”); b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital. A minimum leverage ratio (tier 1 capital as a percentage of total average assets) of 4.0% is also required under the Basel III Capital Rules.

When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and increase by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019. When the capital conservation buffer is fully phased in on January 1, 2019, the Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.

The Company and the Bank made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders’ equity for the purposes of determining the regulatory capital ratios.

The following table presents actual capital levels and minimum required levels for the Company and the Bank at March 31, 2015 (under Basel III rules) and December 31, 2014.

	Basel III Transitional
					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
	Actual		Adequacy Requirement		Corrective Action Provisions
As of March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	$176,275	10.6%	$74,644	4.5%	n/a	n/a
Bank	191,360	11.5%	74,632	4.5%	$107,802	6.5%
Total Capital to Risk Weighted Assets:
Consolidated	210,711	12.7%	132,701	8.0%	n/a	n/a
Bank	209,796	12.7%	132,680	8.0%	165,850	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	192,275	11.6%	99,526	6.0%	n/a	n/a
Bank	191,360	11.5%	99,510	6.0%	132,680	8.0%
Tier 1 Capital to Average Assets:
Consolidated	192,275	8.5%	90,373	4.0%	n/a	n/a
Bank	191,360	8.5%	90,369	4.0%	112,961	5.0%

	Basel I
					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
	Actual		Adequacy Requirement		Corrective Action Provisions
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	n/a	n/a	n/a	n/a	n/a	n/a
Bank	n/a	n/a	n/a	n/a	n/a	n/a
Total Capital to Risk Weighted Assets:
Consolidated	$207,340	13.0%	$127,445	8.0%	n/a	n/a
Bank	206,633	13.0%	127,427	8.0%	$159,284	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	189,527	11.9%	63,722	4.0%	n/a	n/a
Bank	188,820	11.9%	63,714	4.0%	95,571	6.0%
Tier 1 Capital to Average Assets:
Consolidated	189,527	8.4%	90,614	4.0%	n/a	n/a
Bank	188,820	8.3%	90,617	4.0%	113,271	5.0%

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

At March 31, 2015, $677.2 million or 91.3% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at March 31, 2015:

	Potential Change
Change in Interest	in Net
Rates in Basis Points	Interest Income
(Dollars in thousands)	$ Change	% Change
200	$(3,735)	(5.23)%
100	$(1,772)	(2.48)%
Static	—	—
(100)	$(461)	(0.65)%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income over the next twelve months by 5.23 percent. Our balance sheet sensitivity to such a move in interest rates at March 31, 2015 decreased as compared to March 31, 2014 (which was a decrease of 7.10 percent in net interest income over a 12 month period).  This decrease is due to several factors which reflect our strategy to lessen our exposure to rising rates.  Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 4.16 to 3.21.  Additionally, the bank has increased its use of swaps to extend liabilities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
101

The following financial statements from Bridge Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2015, filed on May 11, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014, (iv) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

BRIDGE BANCORP, INC.
Registrant

May 11, 2015	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

May 11, 2015	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer