Form 10-Q
period 2015-06-30
BRIDGE BANCORP INC
filed 2015-08-07
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 17,377,007 shares of common stock outstanding as of August 3, 2015.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$56,966	$45,109
Interest earning deposits with banks	19,229	6,621
Total cash and cash equivalents	76,195	51,730

Securities available for sale, at fair value	619,472	587,184
Securities held to maturity (fair value of $223,148 and $216,289, respectively)	221,756	214,927
Total securities	841,228	802,111

Securities, restricted	15,079	10,037

Loans held for investments	2,265,276	1,338,327
Allowance for loan losses	(18,818)	(17,637)
Loans, net	2,246,458	1,320,690

Premises and equipment, net	40,025	32,424
Accrued interest receivable	8,582	6,425
Goodwill	94,924	9,450
Other intangible assets	9,635	842
Bank owned life insurance	52,568	30,644
Prepaid pension	5,924	4,927
Other assets	37,487	19,373
Total Assets	$3,428,105	$2,288,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	$967,612	$703,130
Savings, NOW and money market deposits	1,481,360	989,287
Certificates of deposit of $100,000 or more	193,911	83,071
Other time deposits	140,697	58,291
Total deposits	2,783,580	1,833,779

Federal Funds Purchased	70,000	75,000
Federal Home Loan Bank advances	175,175	138,327
Repurchase agreements	26,573	36,263
Junior subordinated debentures	16,002	16,002
Other liabilities and accrued expenses	22,868	14,164
Total Liabilities	3,094,198	2,113,535

Commitments and Contingencies	—	—

Stockholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 40,000,000 shares; 17,369,600 and 11,651,398 shares issued, respectively; 17,369,600 and 11,650,405 shares outstanding, respectively	174	117
Surplus	276,980	118,846
Retained earnings	64,381	64,547
Less: Treasury Stock at cost, 0 and 993 shares, respectively	—	(25)
	341,535	183,485
Accumulated other comprehensive loss, net of income tax	(7,628)	(8,367)
Total Stockholders' Equity	333,907	175,118
Total Liabilities and Stockholders' Equity	$3,428,105	$2,288,653

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Loans (including fee income)	$18,471	$14,068	$34,961	$27,382
Mortgage-backed securities, CMOs and other asset-backed securities	2,468	2,949	5,035	5,240
U.S. GSE securities	381	698	786	1,505
State and municipal obligations	747	691	1,493	1,392
Corporate Bonds	184	211	369	365
Deposits with banks	11	7	18	15
Other interest and dividend income	118	106	225	189
Total interest income	22,380	18,730	42,887	36,088

Interest expense:
Savings, NOW and money market deposits	832	801	1,605	1,638
Certificates of deposit of $100,000 or more	217	209	407	384
Other time deposits	131	121	243	216
Federal funds purchased and repurchase agreements	92	140	238	269
Federal Home Loan Bank advances	339	302	589	547
Junior subordinated debentures	342	342	683	683
Total interest expense	1,953	1,915	3,765	3,737

Net interest income	20,427	16,815	39,122	32,351
Provision for loan losses	700	500	1,500	1,200
Net interest income after provision for loan losses	19,727	16,315	37,622	31,151

Non-interest income:
Service charges on deposit accounts	863	878	1,716	1,677
Fees for other customer services	788	709	1,386	1,275
Net securities losses	—	(16)	(10)	(1,128)
Title fee income	492	461	955	783
Other operating income	384	260	1,284	487
Total non-interest income	2,527	2,292	5,331	3,094

Non-interest expense:
Salaries and employee benefits	7,557	6,412	15,080	12,618
Occupancy and equipment	2,257	1,933	4,460	3,548
Technology and communications	823	766	1,613	1,483
Marketing and advertising	850	649	1,423	1,070
Professional services	565	400	1,086	756
FDIC assessments	308	346	619	634
Acquisition costs and branch restructuring	8,204	300	8,379	4,734
Amortization of core deposit intangible	45	96	93	154
Other operating expenses	1,425	1,222	2,591	2,140
Total non-interest expense	22,034	12,124	35,344	27,137

Income before income taxes	220	6,483	7,609	7,108
Income tax expense (benefit)	(243)	2,165	2,383	2,384
Net income	$463	$4,318	$5,226	$4,724
Basic earnings per share	$0.04	$0.37	$0.43	$0.41
Diluted earnings per share	$0.04	$0.37	$0.43	$0.41

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$463	$4,318	$5,226	$4,724
Other comprehensive (loss) income:
Change in unrealized net gains (losses) on securities available for sale, net of reclassification and deferred income taxes	(2,167)	4,179	801	7,590
Adjustment to pension liability, net of deferred income taxes	108	(3)	162	(7)
Unrealized gains (losses) on cash flow hedge, net of deferred income taxes	196	(256)	(224)	(347)
Total other comprehensive (loss) income	(1,863)	3,920	739	7,236
Comprehensive (loss) income	$(1,400)	$8,238	$5,965	$11,960

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2015	$117	$118,846	$64,547	$(25)	$(8,367)	$175,118
Net income			5,226			5,226
Shares issued under the dividend reinvestment plan ("DRP")		349				349
Shares issued in the acquisition of Community National Bank ("CNB"), net of offering costs (5,647,268 shares)	56	157,143				157,199
Stock awards granted and distributed	1	(212)		211		—
Stock awards forfeited		50		(50)		—
Vesting of stock awards				(212)		(212)
Exercise of stock options		4		76		80
Income tax effect of stock plans		48				48
Share based compensation expense		752				752
Cash dividend declared, $0.46 per share			(5,392)			(5,392)
Other comprehensive income, net of deferred income taxes					739	739
Balance at June 30, 2015	$174	$276,980	$64,381	$—	$(7,628)	$333,907

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	$113	$111,377	$61,441	$(235)	$(13,236)	$159,460
Net income			4,724			4,724
Shares issued under the dividend reinvestment plan ("DRP")		310				310
Shares issued in the acquisition of FNBNY Bancorp, net of offering costs (240,598 shares)	2	5,946				5,948
Stock awards granted and distributed	1	(432)		431		—
Stock awards forfeited		58		(58)		—
Vesting of stock awards				(147)		(147)
Exercise of stock options		(2)		9		7
Income tax effect of stock plans		30				30
Share based compensation expense		593				593
Cash dividend declared, $0.46 per share			(5,287)			(5,287)
Other comprehensive loss, net of deferred income taxes					7,236	7,236
Balance at June 30, 2014	$116	$117,880	$60,878	$—	$(6,000)	$172,874

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net Income	$5,226	$4,724
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	1,200
Depreciation and (accretion) amortization	(1,647)	294
Net amortization on securities	2,320	1,685
Increase in cash surrender value of bank owned life insurance	(478)	(141)
Amortization of core deposit intangible	93	154
Share based compensation expense	752	593
Net securities losses	10	1,128
Increase in accrued interest receivable	(2,157)	(777)
Increase in other assets	(7,123)	(5,811)
Increase in accrued expenses and other liabilities	2,830	4,820
Net cash provided by operating activities	1,326	7,869

Cash flows from investing activities:
Purchases of securities available for sale	(90,479)	(208,973)
Purchases of securities, restricted	(190,472)	(266,592)
Purchases of securities held to maturity	(10,175)	(30,936)
Proceeds from sales of securities available for sale	73,788	234,749
Redemption of securities, restricted	190,102	265,536
Maturities, calls and principal payments of securities available for sale	61,736	36,510
Maturities, calls and principal payments of securities held to maturity	10,392	26,763
Net increase in loans	(190,049)	(100,777)
Proceeds from loan sale	1,861	—
Proceeds from sales of other real estate owned, net	—	2,242
Purchase of premises and equipment	(2,668)	(2,321)
Net cash acquired in business combination	24,628	2,926
Net cash used in investing activities	(121,336)	(40,873)

Cash flows from financing activities:
Net increase in deposits	163,095	42,339
Net (decrease) increase in federal funds purchased	(5,000)	6,000
Net increase (decrease) increase in FHLB advances	1,500	9,000
Repayment of acquired unsecured debt	—	(1,450)
Net (decrease) increase in repurchase agreements	(9,690)	22
Net proceeds from issuance of common stock	349	310
Net proceeds from exercise of stock options	80	7
Repurchase of surrendered stock from vesting of restricted stock awards	(212)	(147)
Excess tax benefit from share based compensation	48	30
Cash dividends paid	(5,392)	(5,287)
Other, net	(303)	(192)
Net cash provided by financing activities	144,475	50,632

Net increase in cash and cash equivalents	24,465	17,628
Cash and cash equivalents at beginning of period	51,730	45,573
Cash and cash equivalents at end of period	$76,195	$63,201

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$3,707	$3,656
Income tax	$4,335	$883

Noncash investing and financing activities:
Securities which settled in the subsequent period	$—	$5,372
Transfers from portfolio loans to OREO	$—	$577

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$875,482	$209,022
Fair value of liabilities assumed	$828,081	$213,224

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The computation of EPS for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net Income	$463	$4,318	$5,226	$4,724
Less: Dividends paid on and earnings allocated to participating securities	(16)	(103)	(131)	(101)
Income attributable to common stock	$447	$4,215	$5,095	$4,623

Weighted average common shares outstanding, including participating securities	12,488	11,660	12,106	11,587
Less: weighted average participating securities	(305)	(279)	(303)	(271)
Weighted average common shares outstanding	12,183	11,381	11,803	11,316
Basic earnings per common share	$0.04	$0.37	$0.43	$0.41

Income attributable to common stock	$447	$4,215	$5,095	$4,623

Weighted average common shares outstanding	12,183	11,381	11,803	11,316
Weighted average common equivalent shares outstanding	3	—	3	—
Weighted average common and equivalent shares outstanding	12,186	11,381	11,806	11,316
Diluted earnings per common share	$0.04	$0.37	$0.43	$0.41

There were 34,739 and 42,330 options outstanding at June 30, 2015 and June 30, 2014, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at June 30, 2015 and June 30, 2014 were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

No new grants of stock options were awarded and no compensation expense was attributable to stock options for the six months ended June 30, 2015 and June 30, 2014 because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the six months ended June 30, 2015 and June 30, 2014, was $3,000 and $1,000, respectively. The intrinsic value of options outstanding and exercisable at June 30, 2015 and June 30, 2014 was $50,000 and $0, respectively.

A summary of the status of the Company’s stock options as of and for the six months ended June 30, 2015 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Contractual Life	Value
Outstanding, January 1, 2015	39,870	$25.63
Granted	—	—
Exercised	(3,000)	26.55
Forfeited	—	—
Expired	(2,131)	$30.60
Outstanding, June 30, 2015	34,739	$25.25	1.413 years	$50
Vested and Exercisable, June 30, 2015	34,739	$25.25	1.413 years	$50

	Number of	Exercise
	Options	Price
Range of Exercise Prices	34,739	$25.25
	34,739

During the six months ended June 30, 2015 restricted stock awards of 64,987 shares were granted. Of the 64,987 shares granted, 30,625 shares vest over seven years with a third vesting after years five, six and seven, 24,812 shares vest over five years with a third vesting after years three, four and five and the remaining 9,550 shares vest ratably over five years. During the six months ended June 30, 2014, restricted stock awards of 74,823 shares were granted. Of the 74,823 shares granted, 53,425 shares vest over seven years with one third vesting after each of the years five, six and seven; 17,898 shares vest over five years with one third vesting after each of the years three, four and five; and the remaining 3,500 shares vest ratably over approximately two years. Compensation expense attributable to restricted stock awards was $302,000 and $604,000 for the three and six months ended June 30, 2015, respectively, and $263,000 and $514,000 for the three and six months ended June 30, 2014, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the six months ended June 30, 2015 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2015	248,444	$22.48
Granted	64,987	$26.03
Vested	(32,044)	$21.72
Forfeited	(2,019)	$25.12
Unvested, June 30, 2015	279,368	$23.23

Effective for 2015, the Board revised the design of the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”) to include performance based awards. The LTI Plan includes 60% performance vested awards based on 3-year relative Total Shareholder Return (“TSR”) to the proxy peer group and 40% time vested awards. The awards are in the form of restricted stock units and cliff vest after five years and require an additional two year holding period before the restricted stock units are delivered in shares of common stock. The Company recorded expenses of approximately $22,000 and $36,000 for the three and six months ended June 30, 2015, respectively.

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $78,000 and $112,000 for the three and six months ended June 30, 2015, respectively, and $39,000 and $79,000 for the three and six months ended June 30, 2014, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$68,015	$42	$(821)	$67,236
State and municipal obligations	72,454	206	(313)	72,347
U.S. GSE residential mortgage-backed securities	162,236	387	(619)	162,004
U.S. GSE residential collateralized mortgage obligations	235,102	1,069	(2,454)	233,717
U.S. GSE commercial mortgage-backed securities	12,607	20	(48)	12,579
U.S. GSE commercial collateralized mortgage obligations	31,066	6	(158)	30,914
Other Asset backed securities	24,247	—	(1,210)	23,037
Corporate Bonds	17,956	10	(328)	17,638
Total available for sale	623,683	1,740	(5,951)	619,472

Held to maturity:
U.S. GSE securities	11,298	178	—	11,476
State and municipal obligations	62,255	1,760	(263)	63,752
U.S. GSE residential mortgage-backed securities	8,413	—	(106)	8,307
U.S. GSE residential collateralized mortgage obligations	60,031	573	(758)	59,846
U.S. GSE commercial mortgage-backed securities	23,244	172	(329)	23,087
U.S. GSE commercial collateralized mortgage obligations	33,536	314	(235)	33,615
Corporate Bonds	22,979	94	(8)	23,065
Total held to maturity	221,756	3,091	(1,699)	223,148
Total securities	$845,439	$4,831	$(7,650)	$842,620

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$97,560	$4	$(2,139)	$95,425
State and municipal obligations	63,583	318	(208)	63,693
U.S. GSE residential mortgage-backed securities	100,931	534	(40)	101,425
U.S. GSE residential collateralized mortgage obligations	261,256	310	(2,967)	258,599
U.S. GSE commercial mortgage-backed securities	3,016	—	(71)	2,945
U.S. GSE commercial collateralized mortgage obligations	24,179	44	(141)	24,082
Other Asset backed securities	24,190	—	(1,153)	23,037
Corporate Bonds	17,952	161	(135)	17,978
Total available for sale	592,667	1,371	(6,854)	587,184

Held to maturity:
U.S. GSE securities	11,283	135	(41)	11,377
State and municipal obligations	64,864	1,658	(98)	66,424
U.S. GSE residential mortgage-backed securities	6,667	—	(97)	6,570
U.S. GSE residential collateralized mortgage obligations	59,539	507	(862)	59,184
U.S. GSE commercial mortgage-backed securities	13,213	233	(26)	13,420
U.S. GSE commercial collateralized mortgage obligations	36,413	267	(431)	36,249
Corporate Bonds	22,948	139	(22)	23,065
Total held to maturity	214,927	2,939	(1,577)	216,289
Total securities	$807,594	$4,310	$(8,431)	$803,473

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at June 30, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$6,643	$6,660
One to five years	72,672	72,428
Five to ten years	100,252	99,298
Beyond ten years	444,116	441,086
Total	$623,683	$619,472

Held to maturity:
Within one year	$18,314	$18,347
One to five years	33,688	33,948
Five to ten years	62,646	63,953
Beyond ten years	107,108	106,900
Total	$221,756	$223,148

Securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
June 30, 2015		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$32,667	$331	$29,748	$490
State and municipal obligations	41,013	285	5,492	28
U.S. GSE residential mortgage-backed securities	73,581	565	1,520	54
U.S. GSE residential collateralized mortgage obligations	62,629	485	75,427	1,969
U.S. GSE commercial mortgage-backed securities	2,732	48	—	—
U.S. GSE commercial collateralized mortgage obligations	13,753	93	10,295	65
Other Asset backed securities	23,038	1,210	—	—
Corporate Bonds	9,697	303	4,975	25
Total available for sale	259,110	3,320	127,457	2,631

Held to maturity:
U.S. GSE securities	—	—	—	—
State and municipal obligations	15,488	263	—	—
U.S. GSE residential mortgage-backed securities	8,307	106	—	—
U.S. GSE residential collateralized mortgage obligations	14,844	159	19,821	599
U.S. GSE commercial mortgage-backed securities	14,035	329	—	—
U.S. GSE commercial collateralized mortgage obligations	4,946	36	3,790	199
Corporate Bonds	6,994	6	1,997	2
Total held to maturity	$64,614	$899	$25,608	$800

	Less than 12 months		Greater than 12 months
December 31, 2014		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$4,991	$8	$90,233	$2,131
State and municipal obligations	12,330	79	14,592	129
U.S. GSE residential mortgage-backed securities	—	—	1,554	40
U.S. GSE residential collateralized mortgage obligations	60,126	349	122,179	2,618
U.S. GSE commercial mortgage-backed securities	—	—	2,944	71
U.S. GSE commercial collateralized mortgage obligations	13,830	108	4,636	33
Other Asset backed securities	23,038	1,153	—	—
Corporate Bonds	9,865	135	—	—
Total available for sale	124,180	1,832	236,138	5,022

Held to maturity:
U.S. GSE securities	—	—	7,414	41
State and municipal obligations	11,343	97	202	1
U.S. GSE residential mortgage-backed securities	—	—	6,569	97
U.S. GSE residential collateralized mortgage obligations	10,422	46	30,413	816
U.S. GSE commercial mortgage-backed securities	—	—	4,188	26
U.S. GSE commercial collateralized mortgage obligations	14,392	73	8,611	358
Corporate Bonds	3,978	22	—	—
Total held to maturity	$40,135	$238	$57,397	$1,339

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

At June 30, 2015, the majority of unrealized losses on both the available for sale and held to maturity securities are related to the Company’s U.S. GSE securities and U.S. GSE residential collateralized mortgage obligations. The decrease in fair value of the U.S. GSE securities and U.S. GSE residential collateralized mortgage obligations is attributable to changes in interest rates and not credit quality. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

There were no proceeds from sales of securities with no gross gains or gross losses realized for the three months ended June 30, 2015. There were $73.8 million of proceeds from sales of securities with gross gains of approximately $0.5 million and gross losses of approximately $0.5 million realized for the six months ended June 30, 2015. There were $36.0 million of proceeds from sales of securities with gross gains of approximately $0.4 million and gross losses of approximately $0.4 million realized for the three months ended June 30, 2014. There were $234.7 million of proceeds from sales of securities with gross gains of approximately $0.7 million and gross losses of approximately $1.8 million realized for the six months ended June 30, 2014. Proceeds from calls of securities were $10.3 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively. Proceeds from calls of securities were $10.5 million and $2.5 million for the six months ended June 30, 2015 and 2014, respectively.

Securities having a fair value of approximately $520.2 million and $451.1 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Bank did not hold any trading securities during the six months ended June 30, 2015 or the year ended December 31, 2014.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned approximately $15.1 million and $10.0 million in FHLB, ACBB and FRB stock at June 30, 2015 and December 31, 2014. These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		June 30, 2015 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$67,236		$67,236
State and municipal obligations	72,347		72,347
U.S. GSE residential mortgage-backed securities	162,004		162,004
U.S. GSE residential collateralized mortgage obligations	233,717		233,717
U.S. GSE commercial mortgage-backed securities	12,579		12,579
U.S. GSE commercial collateralized mortgage obligations	30,914		30,914
Other Asset backed securities	23,037		23,037
Corporate Bonds	17,638		17,638
Total available for sale	$619,472		$619,472

Financial Liabilities:
Derivatives	$(1,332)		$(1,332)

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$95,425		$95,425
State and municipal obligations	63,693		63,693
U.S. GSE residential mortgage-backed securities	101,425		101,425
U.S. GSE residential collateralized mortgage obligations	258,599		258,599
U.S. GSE commercial mortgage-backed securities	2,945		2,945
U.S. GSE commercial collateralized mortgage obligations	24,082		24,082
Other Asset backed securities	23,037		23,037
Corporate Bonds	17,978		17,978
Total available for sale	$587,184		$587,184

Financial Liabilities:
Derivatives	$(943)		$(943)

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
June 30, 2014 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$354			$354

Fair Value Measurements at
December 31, 2013 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$558			$558

Impaired loans with allocated allowance for loan losses at June 30, 2015, had a carrying amount of $0.4 million, which is made up of the outstanding balance of $0.6 million, net of a valuation allowance of $0.2 million. No additional provision for loan losses was necessary for the six months ended June 30, 2015. Impaired loans with allocated allowance for loan losses at December 31, 2014, had a carrying amount of $0.5 million, which is made up of the outstanding balance of $0.7 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million at December 31, 2014.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of June 30, 2015 and December 31, 2014.

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

The estimated fair values and recorded carrying amounts of the Bank’s financial instruments at June 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at
		June 30, 2015 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$56,966	$56,966	$—	$—	$56,966
Interest bearing deposits with banks	19,229	—	19,229	—	19,229
Securities available for sale	619,472	—	619,472	—	619,472
Securities restricted	15,079	n/a	n/a	n/a	n/a
Securities held to maturity	221,756	—	223,148	—	223,148
Loans, net	2,246,458	—	—	2,237,911	2,237,911
Accrued interest receivable	8,582	—	2,662	5,920	8,582

Financial liabilities:
Certificates of deposit	334,608		336,410	—	336,410
Demand and other deposits	2,448,972	2,448,972	—	—	2,448,972
Federal funds purchased	70,000	70,000	—	—	70,000
Federal Home Loan Bank term advances	175,175	61,993	115,103	—	177,096
Repurchase agreements	26,573	—	27,001	—	27,001
Junior Subordinated Debentures	16,002	—	—	16,250	16,250
Derivatives	1,332	—	1,332	—	1,332
Accrued interest payable	365	93	272	—	365

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$45,109	$45,109	$—	$—	$45,109
Interest bearing deposits with banks	6,621	—	6,621	—	6,621
Securities available for sale	587,184	—	587,184	—	587,184
Securities restricted	10,037	n/a	n/a	n/a	n/a
Securities held to maturity	214,927	—	216,289	—	216,289
Loans, net	1,320,690	—	—	1,317,625	1,317,625
Accrued interest receivable	6,425	—	2,721	3,704	6,425

Financial liabilities:
Certificates of deposit	141,362		142,264	—	142,264
Demand and other deposits	1,692,417	1,692,417	—	—	1,692,417
Federal funds purchased	75,000	75,000	—	—	75,000
Federal Home Loan Bank term advances	138,327	98,070	40,165	—	138,235
Repurchase agreements	36,263	—	36,991	—	36,991
Junior Subordinated Debentures	16,002	—	—	16,528	16,528
Derivatives	943	—	943	—	943
Accrued interest payable	308	77	231	—	308

6. LOANS

The following table sets forth the major classifications of loans:

	June 30, 2015	December 31, 2014
(In thousands)
Commercial real estate mortgage loans	$1,006,333	$595,397
Multi-family mortgage loans	298,370	218,985
Residential real estate mortgage loans	378,451	156,156
Commercial, financial, and agricultural loans	482,183	291,743
Real estate-construction and land loans	82,792	63,556
Installment/consumer loans	14,526	10,124
Total loans	2,262,655	1,335,961
Net deferred loan costs and fees	2,621	2,366
	2,265,276	1,338,327
Allowance for loan losses	(18,818)	(17,637)
Net loans	$2,246,458	$1,320,690

On June 19, 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $736.3 million of acquired loans recorded at their fair value. There were approximately $734.3 million of acquired CNB loans remaining as of June 30, 2015.

On February 14, 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $48.2 million of acquired FNBNY loans remaining as of June 30, 2015.

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

Special mention: Loans classified as special mention, while generally not delinquent, have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank's credit position at some future date.

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

The following table represents loans by class categorized by internally assigned risk grades as of June 30, 2015 and December 31, 2014:

	Grades:
June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$445,106	$4,526	$3,900	$—	$453,532
Non-owner occupied	548,380	1,313	3,108	—	552,801
Multi-Family	298,341	3	26	—	298,370
Residential real estate:
Residential mortgage	307,368	—	858	—	308,226
Home equity	68,317	522	1,386	—	70,225
Commercial:
Secured	118,107	176	2,196	—	120,479
Unsecured	354,686	3,817	3,201	—	361,704
Real estate construction and land loans	82,792	—	—	—	82,792
Installment/consumer loans	14,425	—	101	—	14,526
Total loans	$2,237,522	$10,357	$14,776	$—	$2,262,655

	Grades:
December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)

Commercial real estate:
Owner occupied	$243,512	$7,133	$5,963	$—	$256,608
Non-owner occupied	334,790	171	3,828	—	338,789
Multi-Family	217,855	202	928	—	218,985
Residential real estate:
Residential mortgage	88,405	—	1,613		90,018
Home equity	64,994	212	932		66,138
Commercial:
Secured	91,007	621	2,339	—	93,967
Unsecured	191,942	4,168	1,666	—	197,776
Real estate construction and land loans	63,190	—	366	—	63,556
Installment/consumer loans	9,921	100	103	—	10,124
Total loans	$1,305,616	$12,607	$17,738	$—	$1,335,961

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loans, as defined by ASC 310-10:

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	≥90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$397	$890	$564	$1,851	$451,681	453,532
Non-owner occupied	174	—	—	—	174	552,627	552,801
Multi-Family	677	—		—	677	297,693	298,370
Residential real estate:
Residential mortgages	433	—	—	66	499	307,727	308,226
Home equity	466	—	151	1,296	1,913	68,312	70,225
Commercial and Industrial:
Secured	50	—	201	—	251	120,228	120,479
Unsecured	362	—	—	45	407	361,297	361,704
Real estate construction and land loans	—	—	—	—	—	82,792	82,792
Installment/consumer loans	4	—	—	2	6	14,520	14,526
Total loans	$2,166	$397	$1,242	$1,973	$5,778	$2,256,877	$2,262,655

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	≥90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$184	$—	$595	$779	$255,829	256,608
Non-owner occupied	181	—	10	10	201	338,588	338,789
Multi-Family	—	—	—	—	—	218,985	218,985
Residential real estate:
Residential mortgages	—	—	—	143	143	89,875	90,018
Home equity	919	—	134	374	1,427	64,711	66,138
Commercial and Industrial:
Secured	—	—	—	—	—	93,967	93,967
Unsecured	25	—	—	222	247	197,529	197,776
Real estate construction and land loans	—	—	—	—	—	63,556	63,556
Installment/consumer loans	1	—	—	3	4	10,120	10,124
Total loans	$1,126	$184	$144	$1,347	$2,801	$1,333,160	$1,335,961

At June 30, 2015 there were $1.1 million of CNB acquired loans 30-59 days past due and $0.4 million 60-89 days past due and no FNBNY past due loans at June 30, 2015 and December 31, 2014, respectively. All loans 90 days or more past due that are still accruing interest represent purchased credit impaired loans acquired from CNB, FNBNY, and Hamptons State Bank (“HSB”) which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expect to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

As of June 30, 2015 and December 31, 2014, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $3.7 million and $6.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

For individually impaired loans, the following tables set forth by class of loans at June 30, 2015 and December 31, 2014 the recorded investment, unpaid principal balance and related allowance.  The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the six months and three months ended June 30, 2015 and 2014:

	June 30, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$713	$1,194	$—	$721	$2	$729	$5
Non-owner occupied	940	940	—	942	16	945	31
Residential real estate:
Residential mortgages	66	74	—	67	—	68	—
Home equity	1,145	1,375	—	1,163	—	870	—
Commercial:
Secured	112	112	—	113	2	80	2
Unsecured	98	98	—	101	4	107	4
Total with no related allowance recorded	3,074	3,793	—	3,107	24	2,799	42

With an allowance recorded:
Commercial real estate - Non-owner occupied	320	320	88	321	4	321	7
Residential real estate - Home equity	150	150	150	150	—	100	—
Commercial-Unsecured	126	126	4	129	2	134	5
Total with an allowance recorded:	596	596	242	600	6	555	12

Total:
Commercial real estate:
Owner occupied	713	1,194	—	721	2	729	5
Non-owner occupied	1,260	1,260	88	1,263	20	1,266	38
Residential real estate:
Residential mortgages	66	74	—	67	—	68	—
Home equity	1,295	1,525	150	1,313	—	970	—
Commercial:
Secured	112	112	—	113	2	80	2
Unsecured	224	224	4	230	6	241	9
Total	$3,670	$4,389	$242	$3,707	$30	$3,354	$54

	December 31, 2014			Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,562	$3,707	$—	$3,957	$28	$4,061	$56
Non-owner occupied	1,251	1,568	—	965	16	967	32
Residential real estate:
Residential mortgages	143	231	—	834	—	981	—
Home equity	169	377	—	576	—	584	—
Commercial:
Secured	345	345	—	358	6	359	13
Unsecured	—	—	—	162	3	167	6
Total with no related allowance recorded	5,470	6,228	—	6,852	53	7,119	107

With an allowance recorded:
Commercial real estate - Non-owner occupied	323	323	23	—	—	—	—
Residential real estate - Residential mortgage	—	—	—	152	—	152	—
Residential real estate - Home equity	72	89	72	202	—	203	—
Commercial-Unsecured	337	339	79	—	—	—	—
Total with an allowance recorded:	732	751	174	354	—	355	—

Total:
Commercial real estate:
Owner occupied	3,562	3,707	—	3,957	28	4,061	56
Non-owner occupied	1,574	1,891	23	965	16	967	32
Residential real estate:
Residential mortgages	143	231	—	986	—	1,133	—
Home equity	241	466	72	778	—	787	—
Commercial:
Secured	345	345	—	358	6	359	13
Unsecured	337	339	79	162	3	167	6
Total	$6,202	$6,979	$174	$7,206	$53	$7,474	$107

The Bank had no other real estate owned at June 30, 2015 and December 31, 2014, respectively.

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

During the six months ended June 30, 2015, the Bank modified two commercial loans as TDRs with pre and post modification balances totaling $0.1 million. During the six months ended June 30, 2014 there were no loans modified as TDRs. There were no loans modified as TDRs during the three months ended June 30, 2015 or June 30, 2014.

There were no charge offs relating to TDRs during the six months ended June 30, 2015 or June 30, 2014. There were no loans modified as TDRs for which there was a payment default within twelve months following the modification for the six months ended June 30, 2015 and June 30, 2014, respectively. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of June 30, 2015 and December 31, 2014, the Company had $0.4 million and $0.5 million, respectively of nonaccrual TDR loans and $1.7 million and $5.0 million, respectively of performing TDRs. At June 30, 2015 and December 31, 2014, total nonaccrual TDR loans are secured with collateral that has an appraised value of $1.9 million and $2.3 million, respectively. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the quarter ended June 30, 2015 that did not meet the definition of a TDR. These loans have a total recorded investment as of June 30, 2015 of $7.7 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

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

At the acquisition date, the purchased credit impaired loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million; expected cash flows of $28.4 million; and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($11.9 million) represented the non-accretable difference. The difference between the expected cash flows and fair value ($6.6) million represented the initial accretable yield. At June 30, 2015, the contractually required principal and interest payments receivable of the purchased credit impaired loans was $17.8 million with a remaining non-accretable difference of $2.0 million.

At the acquisition date, the purchased credit impaired loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $8.2 million; expected cash flows of $3.0 million; and a fair value (initial carrying amount) of $2.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($5.2 million) represented the non-accretable difference. The difference between the expected cash flows and fair value ($0.3) million represented the initial accretable yield. At June 30, 2015, the contractually required principal and interest payments receivable of the purchased credit impaired loans was $8.2 million with a remaining non-accretable difference of $5.2 million. Considering the closing date of the transaction, the amounts presented are preliminary and subject to adjustment as fair value assessments are finalized. Refer to Note 14. “Business Combinstions,” for details related to the CNB acquisiton.

The following table summarizes the activity in the accretable yield for the purchased credit impaired loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$7,560	$6,866	$8,432	$—
Accretable discount arising from acquisition of PCI loans	259	—	259	6,866
Accretion	(1,406)	(200)	(2,658)	(488)
Reclassificiation from (to) nonaccretable difference during the period	1,117	948	1,497	1,307
Other	—		—	(71)
Accretable discount at end of period	$7,530	$7,614	$7,530	$7,614

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

The Bank uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio and management's judgment and experience play a key role in recording the allowance estimates. Additions to the allowance for loan losses are made by provisions charged to earnings. Furthermore, an improvement in the expected cash flows related to purchased credit impaired loans would result in a reduction of the required specific allowance with a corresponding credit to the provision.

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at June 30, 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of June 30, 2015 and December 31, 2014. Additionally, the following tables represent the changes in the allowance for loan losses for the three and six month periods ended June 30, 2015 and 2014, and the twelve month period ended December 31, 2014, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

	For the Three Months Ended June 30, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$6,990	$2,980	$2,137	$4,905	$1,106	$142	$18,260
Charge-offs	—	—	—	(330)	—	—	(330)
Recoveries	—	—	77	110	—	1	188
Provision	176	35	(225)	588	130	(4)	700
Ending Balance	$7,166	$3,015	$1,989	$5,273	$1,236	$139	$18,818

	For the Six Months Ended June 30, 2015
	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637
Charge-offs	—	—	—	(530)	—	(2)	(532)
Recoveries	—	—	78	130	—	5	213
Provision	172	345	(297)	1,147	132	1	1,500
Ending Balance	$7,166	$3,015	$1,989	$5,273	$1,236	$139	$18,818

Ending balance: individually evaluated for impairment	$88	$—	$150	$4	$—	$—	$242

Ending balance: collectively evaluated for impairment	$7,144	$3,015	$1,773	$5,269	$1,236	$139	$18,576

Ending balance: loan acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$1,006,333	$298,370	$378,451	$482,183	$82,792	$14,526	$2,262,655

Ending balance: individually evaluated for impairment	$1,973	$—	$1,361	$336	$—	$—	$3,670

Ending balance: collectively evaluated for impairment	$999,943	$298,370	$375,863	$475,650	$82,792	$14,526	$2,247,144

Ending balance: loans acquired with deteriorated credit quality(1)	$4,417	$—	$1,227	$6,197	$—	$—	$11,841

(1) Includes loans acquired on June 19, 2015 from CNB, on February 14, 2014 from FNBNY and on May 27, 2011 from HSB.

	Year Ended December 31, 2014
	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001
Charge-offs	(461)	—	(257)	(104)	—	(2)	(824)
Recoveries	—	—	170	87	—	3	260
Provision	1,176	1,073	(417)	537	(102)	(67)	2,200
Ending Balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637

Ending balance: individually evaluated for impairment	$23	$—	$72	$79	$—	$—	$174

Ending balance: collectively evaluated for impairment	$6,971	$2,670	$2,136	$4,447	$1,104	$135	$17,463

Ending balance: loan acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$595,397	$218,985	$156,156	$291,743	$63,556	$10,124	$1,335,961

Ending balance: individually evaluated for impairment	$5,136	$—	$383	$682	$—	$—	$6,201

Ending balance: collectively evaluated for impairment	$582,946	$218,985	$154,897	$286,368	$63,556	$10,124	$1,316,876

Ending balance: loans acquired with deteriorated credit quality(1)	$7,315	$—	$876	$4,693	$—	$—	$12,884

(1) Includes loans acquired on February 14, 2014 from FNBNY and on May 27, 2011 from HSB.

	For the Three Months Ended June 30, 2014
	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$6,621	$1,594	$2,603	$4,270	$1,103	$178	$16,369
Charge-offs	(143)	—	(50)	(13)	—	(1)	(207)
Recoveries	—	—	10	8	—	—	18
Provision	197	503	(38)	(75)	(68)	(19)	500
Ending Balance	$6,675	$2,097	$2,525	$4,190	$1,035	$158	$16,680

	For the Six Months Ended June 30, 2014
	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001
Charge-offs	(410)	—	(50)	(98)	—	(1)	(559)
Recoveries	—	—	20	17	—	1	38
Provision	806	500	(157)	265	(171)	(43)	1,200
Ending Balance	$6,675	$2,097	$2,525	$4,190	$1,035	$158	$16,680

8. EMPLOYEE BENEFITS

The Bank maintains a noncontributory pension plan covering all eligible employees. The Bank uses a December 31st measurement date for this plan in accordance with FASB ASC 715-30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension.” During 2012, the Company amended the pension plan revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered employees. Additionally, new employees hired on or after October 1, 2012 are not eligible for the pension plan.

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

There were $1.0 million of contributions made to the pension plan during the six months ended June 30, 2015. There were no contributions to the SERP during the six months ended June 30, 2015. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $56,000 during the six months ended June 30, 2015.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$283	$227	$42	$33	$562	$451	$83	$66
Interest cost	176	160	23	22	351	318	45	44
Expected return on plan assets	(458)	(406)	—	—	(912)	(808)	—	—
Amortization of net loss	94	7	8	—	187	14	16	—
Amortization of unrecognized prior service cost	(19)	(19)	—	—	(38)	(39)	—	—
Amortization of unrecognized transition obligation	—	—	7	7	—	—	14	14
Net periodic benefit cost (credit)	$76	$(31)	$80	$62	$150	$(64)	$158	$124

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 2015, June 30, 2014 and December 31, 2014, securities sold under agreements to repurchase totaled $26.6 million, $11.4 million, and $36.3 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $29.1 million, $15.4 million and $40.3 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.6 million maturing during the third quarter of 2015, and $25.0 million maturing during the fourth quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the six months ended		For the year ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	December 31, 2014
Average daily balance	$29,213	$11,594	$14,185
Average interest rate	0.74%	3.22%	2.71%
Maximum month-end balance	$36,230	$12,045	$36,879
Weighted average interest rate	0.74%	3.17%	2.67%

The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, eligible counterparties are defined and monitored to minimize our exposure.

10. FEDERAL HOME LOAN BANK ADVANCES

The following table sets forth the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter at June 30, 2015 and December 31, 2014:

	June 30, 2015
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$62,000	0.34%

2015	50,000	0.39%
2016	14,659	0.61%
2017	19,168	0.74%
2018	25,955	1.03%
2019	3,393	1.10%
	113,175	0.64%
	$175,175	0.55%

	December 31, 2014
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$69,000	0.32%

2015	41,508	0.37%
2016	11,703	0.69%
2017	—	—
2018	16,116	1.00%
	69,327	0.57%
	$138,327	0.44%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $440.4 million and $385.2 million of residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2015 and December 31, 2014, respectively. The Company is eligible to borrow up to a total of $1.0 billion at June 30, 2015.

11. JUNIOR SUBORDINATED DEBENTURES

In December 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the "TPS”), through its wholly-owned subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and are convertible into our common stock, at an effective conversion price of $31 per share. The TPS mature in 30 years but are callable by the Company at par any time after September 30, 2014.

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

Interest rate swaps with notional amounts totaling $75.0 million as of June 30, 2015 and December 31, 2014 were designated as cash flow hedges of certain Federal Home Loan Bank advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2015 and 2014 and December 31, 2014:

	Six Months Ended		Year Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	December 31, 2014
Notional amounts	$75,000	$75,000	$75,000
Weighted average pay rates	1.66%	1.39%	1.39%
Weighted average receive rates	0.28%	0.23%	0.24%
Weighted average maturity	3.36 years	4.36 years	3.86 years
Unrealized losses	$(1,332)	$(740)	$(943)

Interest expense recorded on these swap transactions totaled $176,000 and $310,000 for the three and six months ended June 30, 2015, respectively and $118,000 and $233,000 for the six months ended June 30, 2014, respectively, and is reported as a component of interest expense on FHLB Advances.

The following table presents the net gains (losses) recorded, net of income tax, in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the six months ended June 30, 2015 and June 30, 2014:

2015
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	Non-interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(811)	$—	$—

31

2014
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	Non-interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(446)	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheets:

	June 30, 2015		December 31, 2014
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Included in other assets (liabilities):
Interest rate swaps related to FHLB Advances	$50,000	$(917)	$40,000	$(248)
Forward starting interest rate swap related to repurchase agreements	—	—	10,000	(445)
Forward starting interest rate swap related to FHLB advances	25,000	(415)	25,000	(250)

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

As of June 30, 2015 and December 31, 2014, the combined notional amounts of interest-rate swap agreements total $37.0 million and $11.2 million, respectively. These interest-rate swap agreements do not qualify for hedge accounting treatment, and therefore changes in fair value are reported in current period earnings.

The following table presents summary information about these interest rate swaps:

	Three Months Ended		Year Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	December 31, 2014
Notional amounts	$37,029	$—	$11,175
Weighted average pay rates	3.24%	—	3.28%
Weighted average receive rates	3.24%	—	3.28%
Weighted average maturity	16.81 years	—	9.64 years
Fair value of combined interest rate swaps	$—	$—	$—

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Unrealized holding (losses) gains on available for sale securities	$(3,653)	$6,913	$1,262	$11,456
Reclassification adjustment for losses realized in income	—	16	10	1,128
Income tax effect	1,486	(2,750)	(471)	(4,994)
Net change in unrealized (losses) gains on available for sale securities	(2,167)	4,179	801	7,590

Reclassification adjustment for amortization realized in income	90	(5)	179	(12)
Income tax effect	18	2	(17)	5
Net change in post-retirement obligation	108	(3)	162	(7)

Change in fair value of derivatives used for cash flow hedges	292	(426)	(389)	(576)
Reclassification adjustment for gains realized in income	—	—	—	—
Income tax effect	(96)	170	165	229
Net change in unrealized losses on cash flow hedge	196	(256)	(224)	(347)

Total	$(1,863)	$3,920	$739	$7,236

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of		Balance as of
	December 31,	Current Period	June 30,
(In thousands)	2014	Change	2015
Unrealized (losses) gains on available for sale securities	$(3,307)	$801	$(2,506)
Unrealized (losses) gains on pension benefits	(4,491)	162	(4,329)
Unrealized gains/(losses) on cash flow hedges	(569)	(224)	(793)
Total	$(8,367)	$739	$(7,628)

The following represents the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended		Affected Line Item
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	in the Consolidated Statements of Income
Unrealized gains (losses) on available for sale securities:
Realized losses on sale of available for sale securities	$—	$(16)	$(10)	$(1,128)	Net securities losses
Income tax effect	—	6	4	448	Income tax expense
Net of income tax	$—	$(10)	$(6)	$(680)

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit (cost)	$19	$19	$38	$39	Salaries and employee benefits
Transition obligation	(7)	(7)	(14)	(14)	Salaries and employee benefits
Actuarial losses	(102)	(7)	(203)	(14)	Salaries and employee benefits
	$(90)	$5	$(179)	$11
Income tax effect	(18)	(2)	17	(4)	Income tax expense
Net of income tax	$(108)	$3	$(162)	$7

Total reclassifications, net of income taxes	$(108)	$(7)	$(168)	$(673)

14. BUSINESS COMBINATIONS

On December 14, 2014, the Company, the Bank and Community National Bank entered into an Agreement and Plan of Merger (the “merger agreement’) pursuant to which Bridge Bancorp. would acquire, in an all stock merger, CNB through the merger of CNB with and into The Bridgehampton National Bank (the “merger”). The CNB transaction closed on June 19, 2015 resulting in the addition of total acquired assets on a fair value basis of $900.1 million, with loans of $736.3 million, investment securities of $90.1 million and deposits of $786.9 million. The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. It complements the Bank’s existing branch network and enhances our asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of the Long Island and metropolitan marketplace through a network of 40 branches.

Under the terms of the merger agreement, the Company acquired CNB at a purchase price of $157.5 million and issued an aggregate of 5.647 million Bridge Bancorp common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $85.5 million which is not deductible for tax purposes. In connection with the transaction, the Company also recorded an intangible asset of $2.2 million which represents a Non-Competition Agreement between the Company and a former executive of CNB.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The operating results of the Company for the six month period ended June 30, 2015 includes the operating results of CNB since the acquisition date of June 19, 2015.

The following summarizes the preliminary fair value of the assets acquired and liabilities assumed:

(In thousands)	June 19, 2015
Cash and due from banks	$24,628
Securities	90,109
Loans	736,348
Bank Owned Life Insurance	21,445
Premises and equipment	6,398
Other intangible assets	6,698
Other assets	14,484
Total Assets Acquired	$900,110

Deposits	$786,853
Federal Home Loan Bank term advances	35,581
Other liabilities and accrued expenses	5,647
Total Liabilities Assumed	$828,081

Net Assets Acquired	72,029
Consideration Paid	157,503
Goodwill Recorded on Acquisition	$85,474

Considering the closing date of the transaction, the above fair values and accruals for acquisition costs are preliminary and subject to adjustment as fair value assessments and estimated acquisition costs are finalized. In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment.

The following table presents selected unaudited pro forma financial information reflecting the Merger assuming it was completed as of January 1, 2015 and January 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period.

The unaudited pro forma information, for the six months ended June 30, 2015 and 2014, set forth below reflects the adjustments related to estimated amortization and accretion of purchase accounting fair value adjustments related to interest income on loans and investments, interest expense on time deposits and borrowings, unfavorable leases, SBA loan servicing rights, and core deposit and other intangibles. In the table below, merger-related expenses of $8.4 million were excluded from pro forma non-interest expenses for the six months ended June 30, 2015. Additionally, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated cost savings:

	Pro Forma for the Six Months
	Ended June 30,
(In thousands, except per share amounts)	2015	2014
Net interest income	$54,946	$48,590

Net income	$13,447	$6,839

Basic earnings per share	$0.77	$0.40

Diluted earnings per share	$0.77	$0.40

15. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this Update will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. ASU 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 simplifies presentation of debt issuance costs. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Principal Products and Services and Locations of Operations

The Bank operates forty branches, including thirty-eight in the primary market areas of Suffolk and Nassau Counties, Long Island, with one branch in Bayside, Queens and one in Manhattan. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans (3) home equity loans; (4) construction loans; (5) residential mortgage loans; (6) secured and unsecured commercial and consumer loans; (7) FHLB, FNMA, GNMA and FHLMC and non-agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing multi-millions of FDIC insurance on CD deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts and investment services through Bridge Financial Services, offering a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Significant Events

Acquisition of Community National Bank

On December 14, 2014, the Company, the Bank and Community National Bank entered into an Agreement and Plan of Merger (the “merger agreement’) pursuant to which the Company. would acquire, in an all stock merger, CNB through the merger of CNB with and into the Bank. The CNB transaction closed on June 19, 2015 resulting in the addition of total acquired assets on a fair value basis of $900.1 million, with loans of $736.3 million, investment securities of $90.1 million and deposits of $786.9 million. The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. It complements the Bank’s existing branch network and enhances asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of the Long Island and metropolitan marketplace through a network of 40 branches.

Under the terms of the merger agreement, the Company acquired CNB at a purchase price of $157.5 million and issued an aggregate of 5.647 million Bridge Bancorp common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $85.5 million which is not deductible for tax purposes.

Acquisition of FNBNY

On February 14, 2014, the Company acquired FNBNY Bancorp and its wholly owned subsidiary, the First National Bank of New York (collectively “FNBNY”) at a purchase price of $6.1 million and issued an aggregate of 240,598 Company shares in exchange for all the issued and outstanding stock of FNBNY. The purchase price is subject to certain post-closing adjustments equal to 60 percent of the net recoveries of principal on $6.3 million of certain identified problem loans over a two-year period after the acquisition. As of February 14, 2015, there have been no net recoveries on these loans. At acquisition, FNBNY had total acquired assets on a fair value basis of $211.9 million, with loans of $89.7 million, investment securities of $103.2 million and deposits of $169.9 million. With three full-service branches, including the Company’s first two branches in Nassau County located in Merrick and Massapequa, and one in western Suffolk County located in Melville, the transaction expanded our geographic footprint into Nassau County, complemented our existing branch network and enhanced our asset generation capabilities. The expanded branch network allowed the Company to serve a greater portion of the Long Island and metropolitan marketplace.

Quarterly Highlights

•	Net income of $0.5 million and $.04 per diluted share, including $5.3 million in costs, net of income taxes, associated with the CNB acquisition and a reduction in income tax expense of $0.4 million associated with changes in New York City tax law enacted in the second quarter of 2015, as compared to net income of $4.3 million and $0.37 per diluted share for the second quarter of 2014.

•	Net interest income increased to $20.4 million for the second quarter of 2015 compared to $16.8 million in 2014.

•	Net interest margin was 3.57% for the second quarter of 2015 compared to 3.36% for the second quarter of 2014.

•	Total assets of $3.43 billion at June 30, 2015 increased $1.14 billion or 50% compared to December 31, 2014 and increased $1.24 billion or 57% compared to June 30, 2014. Contributing to the change was the impact of the CNB acquisition, which added total assets on a fair value basis of $900.1 million. Total asset growth, excluding the impact of the acquired assets of CNB, was $333.3 million or 15% over June 30, 2014.

•	Loans held for investment at June 30, 2015 of $2.27 billion increased $926.9 million or 69% over December 31, 2014 and increased $1.06 billion or 89% over June 30, 2014. These increases include $736.3 of loans acquired in connection with the CNB acquisition.

•	Deposits of $2.78 billion at June 30, 2015, increased $949.8 million or 52% over December 31, 2014 and increased $1.03 billion or 59% compared to June 30, 2014. These increases include $768.9 million of deposits acquired from CNB.

•	Allowance for loan losses to total loans ratio, which was calculated inclusive of $736.3 million of CNB acquired loans carried at fair value, was .83% as of June 30, 2015 compared to 1.32% at December 31, 2014 and 1.39% at June 30, 2014.

•	Tier 1 Capital increased by $69.4 million or 36.6% to $259.0 million as of June 30, 2015, compared to December 31, 2014.

•	A cash dividend of $0.23 per share was declared in July 2015 for the second quarter.

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

Since April 2010, the Federal Reserve has maintained the federal funds target rate between 0 and 25 basis points as an effort to foster employment. In June 2013, the Federal Open Market Committee (“FOMC”) announced it would continue purchasing agency mortgage-backed securities and longer term Treasury securities until certain improvements in the economy are achieved. These actions have resulted in a prolonged low interest rate environment reducing yields on interest earning assets and compressing the Company’s net interest margin. In October 2014, the FOMC concluded its asset purchase plan but continues its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and rolling over maturing Treasury securities at auction. The FOMC anticipates maintaining the federal funds target rate until the outlook for employment and inflation are in line with the Committee’s long term objectives.

Growth and service strategies have the potential to offset the compression on net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2010, the Bank has opened ten new branches, including the most recent branch openings in September 2014 in Bay Shore, New York, November 2014 in Port Jefferson, New York and December 2014 in Smithtown, New York. Most of the recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. The Bank has also grown through acquisitions including the May 2011 acquisition of Hampton State Bank, the February 2014 acquisition of FNBNY and the June 2015 acquisition of CNB. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

Challenges and Opportunities

As noted earlier, on June 19, 2015 the Company acquired CNB. This acquisition increases the Company’s scale and continues the westward expansion into new markets in Nassau County, Queens and Manhattan. Management recognizes the challenges associated with acquisitions and leveraged the experience gained from prior acquisitions to successfully integrate the operations of CNB.

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

The Bank uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio and management's judgment and experience play a key role in recording the allowance estimates. Additions to the allowance for loan losses are made by provisions charged to earnings. Furthermore, an improvement in the expected cash flows related to purchased credit impaired loans would result in a reduction of the required specific allowance with a corresponding credit to the provision.

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at June 30, 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended June 30, 2015 was $0.5 million and $.04 per diluted share as compared to $4.3 million and $0.37 per diluted share for the same period in 2014, and included (i) $5.3 million in acquisition costs, net of income taxes, associated with the CNB acquisition and; (ii) an income tax expense reduction of $0.4 million related to the impact of changes in New York City tax laws enacted in the second quarter of 2015 and effective on January 1, 2015. Other changes for the three months ended June 30, 2015 include: (i) a $3.6 million or 21.5% increase in net interest income as a result of growth in interest earning assets primarily related to loans; (ii) a $0.2 million or 40.0% increase in the provision for loan losses principally due to growth in the loan portfolio; (iii) a $0.2 million or 10.3% increase in total non-interest income; and (iv) a $9.9 million or 81.7% increase in total non-interest expense primarily related to a $7.9 million increase in acquisition costs, and a $1.1 million increase in salary and employee benefits due to the acquisition of CNB, expanding infrastructure and new branches.

Net income for the six months ended June 30, 2015 was $5.2 million and $0.43 per diluted share as compared to $4.7 million and $0.41 per diluted share for the same period in 2014 and included (i) $5.3 million in acquisition costs, net of income taxes, associated with the CNB acquisition and; (ii) an income tax expense reduction of $0.4 million related to the impact of changes in New York City tax law enacted in the second quarter of 2015 and effective on January 1, 2015. Other changes for the six months ended June 30, 2015 compared to June 30, 2014 include: (i) a $6.8 million or 20.9% increase in net interest income as a result of growth in interest earning assets primarily related to loans and; (ii) a $0.3 million or 25% increase in the provision for loan losses; (iii) a $2.2 million or 72.3% increase in total non-interest income related to non-recurring net securities losses of $1.1 million in 2014 compared to none in 2015 as well as increases in customer service fees and title fee income of $0.3 million and an increase in other operating income of $0.8 million. The effective income tax rate was 31.3% for the six months ended June 30, 2015 compared to 33.5% for the same period last year.

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

	Three Months Ended June 30,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$1,543,555	$18,605	4.83%	$1,156,025	$14,070	4.88%
Mortgage-backed securities, CMOs and other asset-backed securities	510,941	2,468	1.94	547,236	2,948	2.16
Taxable securities	188,426	995	2.12	228,201	1,192	2.10
Tax exempt securities (2)	76,330	669	3.52	98,521	791	3.22
Federal funds sold	32	—	—	—	—	—
Deposits with banks	13,885	11	0.32	11,364	7	0.25
Total interest earning assets	2,333,169	22,748	3.91	2,041,347	19,008	3.73
Non-interest earning assets:
Cash and due from banks	56,001			40,922
Other assets	123,785			86,597
Total assets	$2,512,955			$2,168,866

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,129,103	$832	0.30%	$998,553	$801	0.32%
Certificates of deposit of $100,000 or more	95,120	217	0.92	103,948	209	0.81
Other time deposits	64,140	131	0.82	64,639	121	0.75
Federal funds purchased and repurchase agreements	108,764	92	0.34	74,738	140	0.75
Federal Home Loan Bank advances	134,459	339	1.01	163,880	302	0.74
Junior Subordinated Debentures	16,002	342	8.57	16,002	342	8.57
Total interest bearing liabilities	1,547,588	1,953	0.51	1,421,760	1,915	0.54
Non-interest bearing liabilities:
Demand deposits	744,319			556,655
Other liabilities	15,933			14,478
Total liabilities	2,307,840			1,992,893
Stockholders' equity	205,115			175,973
Total liabilities and stockholders' equity	$2,512,955			$2,168,866

Net interest income/interest rate spread (3)		20,795	3.40%		17,093	3.19%

Net interest earning assets/net interest margin (4)	$785,581		3.57%	$619,587		3.36%

Ratio of interest earning assets to interest bearing liabilities			150.76%			143.58%

Less: Tax equivalent adjustment		(368)			(278)

Net interest income		$20,427			$16,815

(1)	Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.
(2)	The above table is presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

	Six Months Ended June 30,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1) (2)	$1,447,309	$35,207	4.91%	$1,110,494	$27,386	4.97%
Mortgage-backed securities, CMOs and other asset-backed securities	502,270	5,035	2.02	498,902	5,240	2.12
Taxable securities	188,858	2,012	2.15	226,013	2,377	2.12
Tax exempt securities (2)	74,014	1,323	3.60	101,751	1,649	3.27
Federal funds sold	16	—	—	—	—	—
Deposits with banks	13,295	18	0.27	11,498	15	0.26
Total interest earning assets	2,225,762	43,595	3.95	1,948,658	36,667	3.79
Non interest earning assets:
Cash and due from banks	50,876			38,634
Other assets	112,840			78,448
Total assets	$2,389,478			$2,065,740

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,093,008	$1,605	0.30%	$971,228	$1,638	0.34%
Certificates of deposit of $100,000 or more	89,381	407	0.92	94,187	384	0.82
Other time deposits	60,521	243	0.81	58,452	216	0.75
Federal funds purchased and repurchase agreements	114,942	238	0.42	69,196	269	0.78
Federal Home Loan Bank advances	110,207	589	1.08	123,974	547	0.89
Junior Subordinated Debentures	16,002	683	8.61	16,002	683	8.61
Total interest bearing liabilities	1,484,061	3,765	0.51	1,333,039	3,737	0.57
Non-interest bearing liabilities:
Demand deposits	697,736			545,188
Other liabilities	15,161			12,213
Total liabilities	2,196,958			1,890,440
Stockholders' equity	192,520			175,300
Total liabilities and stockholders' equity	$2,389,478			$2,065,740

Net interest income/interest rate spread (3)		39,830	3.44%		32,930	3.22%

Net interest earning assets/net interest margin (4)	$741,701		3.61%	$615,619		3.41%

Ratio of interest earning assets to interest bearing liabilities			149.98%			146.18%

Less: Tax equivalent adjustment		(708)			(579)

Net interest income		$39,122			$32,351

(1)	Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.
(2)	The above table is presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 Over 2014			2015 Over 2014
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)(2)	$5,522	$(987)	$4,535	$8,803	$(982)	$7,821
Mortgage-backed securities, CMOs and other asset-backed securities	(189)	(291)	(480)	99	(304)	(205)
Taxable securities	(273)	76	(197)	(461)	96	(365)
Tax exempt securities (2)	(504)	382	(122)	(728)	402	(326)
Federal funds sold	—	—	—	—	—	—
Deposits with banks	2	2	4	2	1	3
Total interest earning assets	4,558	(818)	3,740	7,715	(787)	6,928

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	291	(260)	31	384	(417)	(33)
Certificates of deposit of $100,000 or more	(85)	93	8	2	21	23
Other time deposits	(6)	16	10	8	19	27
Federal funds purchased and repurchase agreements	257	(305)	(48)	275	(306)	(31)
Federal Home Loan Bank Advances	(245)	282	37	(144)	186	42
Total interest bearing liabilities	212	(174)	38	525	(497)	28
Net interest income	$4,346	$(644)	$3,702	$7,190	$(290)	$6,900

(1) Amounts are net of deferred origination costs/ (fees) and the allowance for loan loss.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended June 30, 2015 and June 30, 2014

Net interest income was $20.4 million for the three months ended June 30, 2015 compared to $16.8 million for the same period in 2014, an increase of $3.6 million or 21.5%. Net interest margin increased to 3.57% for the quarter ended June 30, 2015, compared to 3.36% for the quarter ended June 30, 2014 as a result of a shift in asset mix from lower yielding securities to higher yielding loans. The higher margin also reflects $0.5 million associated with greater than expected cash flows from the payoff of certain acquired credit impaired loans. The total average interest earning assets increased $291.8 million or 14.3%, yielding 3.91% and the overall funding cost was 0.34%, including demand deposits. The yield on interest earning assets increased approximately 18 basis points from 3.73% to 3.91%. The cost of interest bearing liabilities decreased approximately 3 basis points during the second quarter of 2015 compared to 2014. The increase in average total deposits of $308.8 million and average total borrowings of $4.6 million funded higher yielding loans, which grew $387.5 million from the comparable 2014 quarter.

For the three months ended June 30, 2015, average net loans grew by $387.5 million or 33.5% to $1.54 billion as compared to $1.16 billion for the same period in 2014, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, and multi-family mortgage loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended June 30, 2015, average total securities decreased by $98.3 million or 11.2% to $775.7 million as compared to $874.0 million for the three months ended June 30, 2014. The average interest earning cash increased by $2.5 million to $13.9 million for the three months ended June 30, 2015 as compared to $11.4 million for the same period in 2014.

Average total interest bearing liabilities were $1.55 billion for the three months ended June 30, 2015 compared to $1.42 billion for the same period in 2014.  The Bank grew deposits as a result of the acquisition of CNB, opening new branches and building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.51% for the three months ended June 30, 2015 from 0.54% for the same period in 2014.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended June 30, 2015, average total deposits increased by $308.9 million or 17.9% to $2.03 billion from $1.72 billion from the same period in 2014.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $130.6 million or 13.1% to $1.13 billion for the three months ended June 30, 2015 compared to $998.6 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $9.3 million or 5.5% to $159.3 million for 2015 as compared to $168.6 million for the same period last year.  Average balances in demand deposits increased $187.7 million or 33.7% to $744.3 million for 2015 as compared to $556.7 million for the same period last year. Average public fund deposits comprised 17.0% of total average deposits during the three months ended June 30, 2015 and 18.2% of total average deposits for the same period in 2014.  Average federal funds purchased and repurchase agreements increased $34.0 million or 45.5% to $108.8. million for the three months ended June 30, 2015 compared to $74.7 million for the same period in the prior year. Average FHLB advances decreased $29.4 million to $134.5 million for the three months ended June 30, 2015 compared to $163.9 million for the same period 2014.

Total interest income increased $3.7 million or 19.5% to $22.4 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the three months ended June 30, 2015 from $18.7 million for the same period in 2014.  Interest income on loans increased $4.5 million or 32.2% to $18.6 million for the three months ended June 30, 2015 from $14.1 million for the same period in 2014. The yield on average loans was 4.83% for 2015 as compared to 4.88 % in 2014.

Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $0.9 million to $3.7 million for the three months ended June 30, 2015 compared to $4.6 million for the same period in 2014.  Interest income on securities included net amortization of premium of $1.3 million and a tax equivalent adjustment of $0.4 million in the second quarter of 2015 compared to net amortization of premium of $0.8 million and tax equivalent adjustment of $0.3 million for the same period in 2014.  The tax adjusted average yield on total securities was 2.14% for 2015 as compared to 2.26% in 2014.

Interest expense was $2.0 million for the three months ended June 30, 2015 compared to $1.9 million for the same period in 2014.

Analysis of Net Interest Income for the Six Months ended June 30, 2015 and June 30, 2014

Net interest income was $39.1 million for the six months ended June 30, 2015 compared to $32.4 million for the same period in 2014, an increase of $6.8 million or 20.1%. Net interest margin increased to 3.61% for the six months ended June 30, 2015, compared to 3.41% for the six months ended June 30, 2014 as a result of higher yielding investments and lower cost of interest bearing liabilities. The total average interest earning assets increased $277.1 million or 14.2%, yielding 3.95% and the overall funding cost was 0.35%, including demand deposits. The yield on interest earning assets increased approximately 16 basis points from 3.79% to 3.95%. The cost of interest bearing liabilities decreased approximately 6 basis points during the six months ended June 30, 2015 compared to the same period in 2014. The increase in average total deposits of $271.6 million and average total borrowings of $32.0 million funded higher yielding loans, which grew $336.8 million from the comparable 2014 quarter.

For the six months ended June 30, 2015, average net loans grew by $336.8 million or 30.3% to $1.45 billion as compared to $1.11 billion for the same period in 2014, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, multi-family mortgage loans and, to a lesser extent, loans acquired in the CNB acquisition. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the six months ended June 30, 2015, average total securities decreased by $61.6 million or 7.4% to $765.1 million as compared to $826.7 million for the six months ended June 30, 2014. Average interest earning cash increased by $1.8 million to $13.3 million for the six months ended June 30, 2015 as compared to $11.5 million for the same period in 2014.

Average total interest bearing liabilities were $1.48 billion for the six months ended June 30, 2015 compared to $1.33 billion for the same period in 2014.  The Bank grew deposits as a result of the acquisition of CNB, opening new branches as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates and the lower average balance of higher cost CDs resulted in a decrease in the cost of interest bearing liabilities to 0.51% for the six months ended June 30, 2015 from 0.57% for the same period in 2014.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the six months ended June 30, 2015, average total deposits increased by $271.6 million or 16.3% to $1.94 billion from $1.70 billion from the same period in 2014.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $121.8 million or 12.5% to $1.09 billion for the six months ended June 30, 2015 compared to $971.2 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $2.7 million or 1.8% to $149.9 million for 2015 as compared to $152.6 million for the same period last year.  Average balances in demand deposits increased $152.5 million or 28.0% to $697.7 million for 2015 as compared to $545.2 million for the same period last year. Average public fund deposits comprised 18.2% of total average deposits during the six months ended June 30, 2015 and 19.3% of total average deposits for the same period in 2014. Average federal funds purchased and repurchase agreements increased $45.7 million or 66.1% to $114.9 million for the six months ended June 30, 2015 compared to $69.2 million for the same period in the prior year. Average FHLB advances decreased $13.8 million to $110.2 million for the six months ended June 30, 2015 compared to $124.0 million for the same period 2014.

Total interest income increased $10.1 million or 28.1% to $42.9 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the six months ended June 30, 2015 from $36.1 million for the same period in 2014.  Interest income on loans increased $7.8 million or 28.6% to $35.2 million for the six months ended June 30, 2015 from $27.4 million for the same period in 2014. The yield on average loans was 4.91% for 2015 as compared to 4.97 % in 2014.

Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $1.0 million to $7.7 million for the six months ended June 30, 2015 compared to $8.7 million for the same period in 2014.  Interest income on securities included net amortization of premium of $2.3 million and a tax equivalent adjustment of $0.7 million in the 2015 compared to net amortization of premium of $1.7 million and tax equivalent adjustment of $0.6 million for the same period in 2014.  The tax adjusted average yield on total securities was 2.21% for 2015 as compared to 2.26% in 2014.

Interest expense was $3.8 million for the six months ended June 30, 2015 compared to $3.7 million for the same period in 2014.

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

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio, and the net charge-offs, a provision for loan losses of $0.7 million and $1.5 million was recorded during the three and six months ended June 30, 2015 compared to a provision for loan loss of $0.5 million and $1.2 million that was recorded during the same period in 2014. Net charge-offs were $0.1 million for the quarter ended June 30, 2015 compared to $0.6 million for the year ended December 31, 2014 and $0.2 million for the quarter ended June 30, 2014. The ratio of allowance for loan losses to nonaccrual loans was 954% and 1466% at June 30, 2015 and December 31, 2014, respectively. The allowance for loan losses increased to $18.8 million at June 30, 2015 as compared to $17.6 million at December 31, 2014 and $16.7 million at June 30, 2014. As a percentage of total loans, the allowance was .83% at June 30, 2015 compared to 1.32% at December 31, 2014 and 1.39% at June 30, 2014. In accordance with current accounting guidance, the acquired CNB loans were recorded at fair value, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties.

Loans of approximately $25.1 million or 1.1% of total loans at June 30, 2015 were categorized as classified loans compared to $30.3 million or 2.3% at December 31, 2014 and $44.5 million or 3.7% at June 30, 2014. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. At June 30, 2015, classified loans included $3.2 million of acquired CNB loans and $0.3 million of acquired FNBNY loans.

At June 30, 2015, approximately $12.8 million of classified loans were commercial real estate (“CRE”) loans, including multi-family loans and were well secured with real estate as collateral. Of the $12.8 million of CRE loans, $10.1 million were current and $2.7 million were past due. In addition, all but $2.1 million of the CRE loans have personal guarantees. At June 30, 2015, approximately $2.8 million of classified loans were residential real estate loans with $0.4 million current and $2.4 million past due. Commercial, financial, and agricultural loans represented $9.4 million of classified loans, with $8.7 million current and $0.7 million past due. There were no classified real estate construction loans or land loans and all were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.1 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans.

CRE loans, including multi-family loans, represented $1.30 billion or 57.7% of the total loan portfolio at June 30, 2015 compared to $814.4 million or 61.0% at December 31, 2014 and $719.9 million or 60.1% at June 30, 2014. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses. Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and stabilized in 2010. The estimated decline in residential and commercial real estate values during this period ranged from 15-20% from the 2007 levels, depending on the nature and location of the real estate. Real estate values began to improve in 2012 and have continued into 2015.

As of June 30, 2015 and December 31, 2014, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $3.7 million and $6.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans were $2.0 million or 0.09% of total loans at June 30, 2015 and $1.2 million or 0.09% of total loans at December 31, 2014. Approximately $0.4 million of the nonaccrual loans at June 30, 2015 and $0.5 million at December 31, 2014, represent troubled debt restructured loans.

The Bank had no other real estate owned at June 30, 2015 and December 31, 2014 and $0.6 million at June 30, 2014.

The following table sets forth changes in the allowance for loan losses:

	For the Six Months Ended	For the Year Ended
	June 30, 2015	December 31, 2014
(Dollars in thousands)
Allowance for loan losses balance at beginning of period	$17,637	$16,001

Charge-offs:	—	—
Commercial real estate mortgage loans	—	(461)
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	—	(257)
Commercial, financial and agricultural loans	(530)	(104)
Real estate construction and land loans	—	—
Installment/consumer loans	(2)	(2)
Total	(532)	(824)

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	78	170
Commercial, financial and agricultural loans	130	87
Real estate construction and land loans	—	—
Installment/consumer loans	5	3
Total	213	260

Net charge-offs	(319)	(564)
Provision for loan losses charged to operations	1,500	2,200
Balance at end of period	$18,818	$17,637

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	June 30, 2015		December 31, 2014
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$7,166	44.4%	$6,994	44.5%
Multi-family loans	3,015	13.1	2,670	16.4
Residential real estate mortgage loans	1,989	16.7	2,208	11.7
Commercial, financial & agricultural loans	5,273	21.3	4,526	21.8
Real estate construction and land loans	1,236	3.6	1,104	4.8
Installment/consumer loans	139	0.6	135	0.8
Total	$18,818	100.0%	$17,637	100.0%

Non-Interest Income

Total non-interest income increased $0.2 million or 10.3% to $2.5 million for the three months ended June 30, 2015 compared to $2.3 million for the same period in 2014. The increase was primarily related to an increase in customer service fees $0.1 million, and an increase in other operating income of $0.1 million primarily associated with Bank Owned Life Insurance (“BOLI”) compared to the prior year.

Total non-interest income increased $2.2 million or 72.3% to $5.3 million for the six months ended June 30, 2015 compared to $3.1 million for the same period in 2014. The increase was primarily the result of net securities losses of $1.1 million in 2014 compared to none in 2015, increases in customer service fees and title fee income of $0.1 and $0.2, respectively, and an increase in other operating income of $0.8 million primarily associated with (i) BOLI of $0.3 million; (ii) gain on sale of mortgages of $0.2 million and; (iii) swap fee income of $0.3, compared to the prior year.

Non-Interest Expense

Total non-interest expense increased $9.9 million or 81.7% to $22.0 million during the three months ended June 30, 2015 compared to $12.1 million over the same period in 2014. The increase in non-interest expense is primarily attributed to a $7.9 million increase in acquisition costs. Additionally, salaries and employee benefits increased $1.1 million or 17.9% to $7.6 million for the three months ended June 30, 2015 from $6.4 million for the same period in 2014. The increase reflects additional staff associated with the CNB acquisition, additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio. Occupancy and equipment increased $0.3 million to $2.2 million compared to $1.9 million in June 2014. Additionally, there was $0.2 million in higher costs associated with marketing and advertising and an increase of $0.3 million in other operating expenses.

Total non-interest expense increased $8.2 million or 30.2% to $35.3 million during the six months ended June 30, 2015 compared to $27.1 million over the same period in 2014. The increase in non-interest expense is primarily attributed to a $3.6 million increase in acquisition costs. Additionally, salaries and employee benefits increased $2.5 million or 19.5% to $15.1 million for the six months ended June 30, 2015 from $12.6 million for the same period in 2014. The increase reflects additional staff associated with the CNB acquisition, additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio. Occupancy and equipment expense increased $1.0 million to $4.5 million as of June 30, 2015 as compared to $3.5 million for the same period last year. Marketing and advertising and professional services both increased $0.3 million as of June 30, 2015 to $1.4 million and $1.1 million, respectively, as compared to $1.1 million and $0.8 million, respectively, for the same period last year. Other operating expenses increased $0.5 million for the six months ended June 30, 2015 to $2.6 million as compared to $2.1 million for the six months ended June 30, 2014.

Income Taxes

The Company included an income tax benefit of $0.4 million, resulting in a net income tax benefit of $0.2 million for the three months ended June 30, 2015, compared to a provision of $2.2 million for the three months ended June 30, 2014. The tax benefit was the result of changes in New York City income tax law associated with New York City tax legislation signed into law on April 13, 2015, and effective January 1, 2015, which largely conformed New York City banking income tax laws with the New York State legislation enacted in 2014. The impact of this change in tax law was to establish and recognize additional deferred tax assets of $0.4 million

The provision for income taxes was $2.4 million for the six months ended June 30, 2015 and 2014. The effective tax rate for the six months ended June 30, 2014 decreased to 31.3% from 33.5% for the same period last year. The decrease in the effective rate was a result of lower pre-tax income and the tax benefit associated with the change in New York City tax law.

Financial Condition

Total assets grew $1.24 billion to $3.43 billion, a 56.5% increase over the June 30, 2014 level of $2.19 billion, and increased 49.6% over the December 31, 2014 level of $2.29 billion. This increase reflects strong organic growth in new and existing markets as well as $900.1 million in acquired assets from CNB on June 19, 2015.

Cash and due from banks increased $11.9 million and interest earning deposits with banks increased $12.6 million compared to December 31, 2014. Total securities increased $39.1 million or 4.9% to $841.2 million and net loans increased $925.8 million or 70.1 % to $2.25 billion compared to December 31, 2014 levels. The increase in net loans includes $736.3 million of CNB acquired loans. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Goodwill and Other Intangible assets increased $94.3 million compared to December 31, 2014. Goodwill of $85.5 million, $5.9 million core deposit intangible, $2.2 non-compete intangible and $0.7 million of SBA loan servicing rights were recorded in connection with the CNB acquisition. Total deposits increased $949.8 million to $2.78 billion at June 30, 2015 compared to $1.83 billion at December 31, 2014. Deposit growth includes $786.9 million in deposits acquired from CNB. Demand deposits increased $264.5 million to $967.6 million as of June 30, 2015 compared to $703.1 million at December 31, 2014. Savings, NOW and money market deposits increased $492.1 million to $1.48 billion at June 30, 2014 from $989.3 million at December 31, 2014. Certificates of deposit of $100,000 or more increased $110.8 million to $193.9 million at June 30, 2015, from $83.1 million at December 31, 2014. Other time deposits increased $82.4 million to $140.7 million at June 30, 2015, from $58.3 million at December 31, 2014.

Federal funds purchased were $70.0 million as of June 30, 2015 compared to $75.0 million at December 31, 2014. Federal Home Loan Bank advances were $175.2 million as of June 30, 2015, inclusive of advances acquired from CNB, and $138.3 million for December 31, 2014. Repurchase agreements decreased $9.7 million to $26.6 million at June 30, 2015 compared to $36.3 million as of December 31, 2014. Junior subordinated debentures remained at $16.0 million as of June 30, 2015 compared to December 31, 2014. Other liabilities and accrued expenses increased $8.7 million to $22.9 million as of June 30, 2015 from $14.2 million as of December 31, 2014. Stockholders’ equity was $333.9 million at June 30, 2015, an increase of $158.8 million or 90.7% from December 31, 2014, reflecting net income of $5.2 million and $1.0 million related to stock based compensation plans, the issuance of $157.2 million in common equity in connection with the acquisition of CNB, a decrease in the unrealized loss on available for sale securities of $0.8 million, partially offset by $5.4 million paid in dividends. In July 2015, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Holding Company’s principal sources of liquidity included cash and cash equivalents of $0.7 million as of June 30, 2015, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the six months ended June 30, 2015, the Bank paid $6.0 million in cash dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of July 1, 2015, the Bank has $28.5 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At June 30, 2015, the Bank had aggregate lines of credit of $295.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $275.0 million is available on an unsecured basis. As of June 30, 2015, the Bank had $70.0 million in overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of June 30, 2015, the Bank had $62.0 million outstanding in FHLB overnight borrowings and an additional $112.0 million outstanding in FHLB term borrowings. The Bank had $25.0 million of securities sold under agreements to repurchase outstanding as of June 30, 2015 with brokers and $1.6 million outstanding with customers. As of December 31, 2014, the Bank had $35.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.3 million outstanding with customers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of June 30, 2015, the Bank had $22.4 million outstanding in brokered certificates of deposits and $181.5 million outstanding in brokered money market accounts. As of December 31, 2014 the Bank had $8.3 million of brokered deposits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of June 30, 2015, the Company and the Bank met all capital adequacy requirements. The Company has the ability to issue additional common stock and/or preferred stock should the need arise.

On January 1, 2015, the Basel III Capital Rules became effective and include transition provisions through January 1, 2019. These rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon common equity tier 1 capital ("CET1"); b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital. A minimum leverage ratio (tier 1 capital as a percentage of total average assets) of 4.0% is also required under the Basel III Capital Rules.

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

The Company and the Bank made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders' equity for the purposes of determining the regulatory capital ratios.

The following table presents actual capital levels and minimum required levels for the Company and the Bank at June 30, 2015 (under Basel III rules) and December 31, 2014.

	Basel III Transitional
					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
As of June 30, 2015	Actual		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	$243,673	9.7%	$112,915	4.5%	n/a	n/a
Bank	258,022	10.3%	$112,905	4.5%	$163,084	6.5%
Total Capital to Risk Weighted Assets:
Consolidated	278,047	11.1%	$200,738	8.0%	n/a	n/a
Bank	277,115	11.0%	200,719	8.0%	250,899	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	258,954	10.3%	$150,554	6.0%	n/a	n/a
Bank	258,022	10.3%	150,539	6.0%	200,719	8.0%
Tier 1 Capital to Average Assets:
Consolidated	258,954	10.7%	$96,781	4.0%	n/a	n/a
Bank	258,022	10.7%	96,667	4.0%	120,834	5.0%

	Basel I
					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
As of December 31, 2014	Actual		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	n/a	n/a	n/a	n/a	n/a	n/a
Bank	n/a	n/a	n/a	n/a	n/a	n/a
Total Capital to Risk Weighted Assets:
Consolidated	$207,340	13.0%	$127,445	8.0%	n/a	n/a
Bank	206,633	13.0%	127,427	8.0%	$159,284	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	189,527	11.9%	63,722	4.0%	n/a	n/a
Bank	188,820	11.9%	63,714	4.0%	95,571	6.0%
Tier 1 Capital to Average Assets:
Consolidated	189,527	8.4%	90,614	4.0%	n/a	n/a
Bank	188,820	8.3%	90,617	4.0%	113,271	5.0%

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

At June 30, 2015, $777.3 million or 92.4% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at June 30, 2015:

Change in Interest	Potential Change
Rates in Basis Points	in Net
(Dollars in thousands)	Interest Income
	$ Change	% Change
200	$(5,524)	(5.12)%
100	$(2,571)	(2.38)%
Static	—	—
(100)	$192	0.18%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income over the next twelve months by 5.12 percent. Our balance sheet sensitivity to such a move in interest rates at June 30, 2015 decreased as compared to June 30, 2014 (which was a decrease of 6.21 percent in net interest income over a 12 month period). This decrease is due to several factors which reflect our strategy to lessen our exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio increased from 3.70 to 3.73. Additionally, the bank has increased its use of swaps to extend liabilities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the consolidated Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101	The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015, filed on August 7, 2015 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014, (iv) Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014, and (vi) the Condensed Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

August 7, 2015	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

August 7, 2015	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer

