Form 10-Q
period 2015-09-30
BRIDGE BANCORP INC
filed 2015-11-09
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 17,384,490 shares of common stock outstanding as of November 5, 2015.

BRIDGE BANCORP, INC.

Item 1. Financial Statements
BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$60,916	$45,109
Interest earning deposits with banks	44,962	6,621
Total cash and cash equivalents	105,878	51,730

Securities available for sale, at fair value	637,470	587,184
Securities held to maturity (fair value of $224,287 and $216,289, respectively)	220,233	214,927
Total securities	857,703	802,111

Securities, restricted	14,969	10,037

Loans held for investment	2,301,317	1,338,327
Allowance for loan losses	(20,187)	(17,637)
Loans, net	2,281,130	1,320,690

Premises and equipment, net	39,904	32,424
Accrued interest receivable	9,025	6,425
Goodwill	95,472	9,450
Other intangible assets	9,011	842
Bank owned life insurance	52,939	30,644
Prepaid pension	5,924	4,927
Other assets	35,358	19,244
Total Assets	$3,507,313	$2,288,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	$1,045,834	$703,130
Savings, NOW and money market deposits	1,549,853	989,287
Certificates of deposit of $100 or more	177,759	83,071
Other time deposits	132,055	58,291
Total deposits	2,905,501	1,833,779

Federal funds purchased	—	75,000
Federal Home Loan Bank advances	112,842	138,327
Repurchase agreements	26,158	36,263
Subordinated debentures, net	78,338	—
Junior subordinated debentures, net	15,876	15,873
Other liabilities and accrued expenses	28,156	14,164
Total Liabilities	3,166,871	2,113,406

Commitments and Contingencies	—	—

Stockholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 40,000,000 shares; 17,378,126 and 11,651,398 shares issued, respectively; 17,376,876 and 11,650,405 shares outstanding, respectively	174	117
Surplus	277,657	118,846
Retained earnings	68,260	64,547
Less: Treasury Stock at cost, 1,250 and 993 shares, respectively	(32)	(25)
	346,059	183,485
Accumulated other comprehensive loss, net of income tax	(5,617)	(8,367)
Total Stockholders' Equity	340,442	175,118
Total Liabilities and Stockholders' Equity	$3,507,313	$2,288,524

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans (including fee income)	$27,424	$14,995	$62,385	$42,377
Mortgage-backed securities, CMOs and other asset-backed securities	2,842	2,687	7,877	7,927
U.S. GSE securities	358	623	1,144	2,128
State and municipal obligations	816	613	2,309	2,005
Corporate bonds	211	195	580	560
Deposits with banks	9	8	27	23
Other interest and dividend income	84	98	309	287
Total interest income	31,744	19,219	74,631	55,307

Interest expense:
Savings, NOW and money market deposits	1,222	808	2,827	2,446
Certificates of deposit of $100 or more	280	203	687	587
Other time deposits	234	111	477	327
Federal funds purchased and repurchase agreements	82	149	320	418
Federal Home Loan Bank advances	374	245	963	792
Subordinated debentures	126	—	126	—
Junior subordinated debentures	341	341	1,024	1,024
Total interest expense	2,659	1,857	6,424	5,594

Net interest income	29,085	17,362	68,207	49,713
Provision for loan losses	1,500	500	3,000	1,700
Net interest income after provision for loan losses	27,585	16,862	65,207	48,013

Non-interest income:
Service charges on deposit accounts	977	765	2,693	2,442
Fees for other customer services	963	806	2,349	2,081
Net securities gains (losses)	—	9	(10)	(1,119)
Title fee income	425	400	1,380	1,183
Other operating income	1,561	582	2,845	1,069
Total non-interest income	3,926	2,562	9,257	5,656

Non-interest expense:
Salaries and employee benefits	9,976	6,656	25,056	19,274
Occupancy and equipment	3,229	1,997	7,689	5,545
Technology and communications	950	811	2,563	2,294
Marketing and advertising	870	726	2,293	1,796
Professional services	611	433	1,697	1,189
FDIC assessments	472	318	1,091	952
Acquisition costs and branch restructuring	904	—	9,283	4,734
Amortization of other intangible assets	677	96	770	250
Other operating expenses	1,684	1,057	4,275	3,197
Total non-interest expense	19,373	12,094	54,717	39,231

Income before income taxes	12,138	7,330	19,747	14,438
Income tax expense	4,248	2,459	6,631	4,843
Net income	$7,890	$4,871	$13,116	$9,595
Basic earnings per share	$0.45	$0.42	$0.94	$0.83
Diluted earnings per share	$0.45	$0.42	$0.94	$0.83

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$7,890	$4,871	$13,116	$9,595
Other comprehensive income:
Change in unrealized net gains\losses on securities available for sale, net of reclassifications and deferred income taxes	2,351	(813)	3,152	6,777
Adjustment to pension liability, net of reclassifications and deferred income taxes	54	(3)	216	(10)
Unrealized (losses) gains on cash flow hedge, net of deferred income taxes	(394)	242	(618)	(105)
Total other comprehensive income (loss)	2,011	(574)	2,750	6,662
Comprehensive income	$9,901	$4,297	$15,866	$16,257

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2015	$117	$118,846	$64,547	$(25)	$(8,367)	$175,118
Net income			13,116			13,116
Shares issued under the dividend reinvestment plan ("DRP")		541				541
Shares issued in the acquisition of Community National Bank ("CNB"), net of offering costs (5,647,268 shares)	56	157,143				157,199
Stock awards granted and distributed	1	(225)		224		—
Stock awards forfeited		82		(82)		—
Vesting of stock awards				(226)		(226)
Exercise of stock options		3		77		80
Income tax effect of stock plans		49				49
Share based compensation expense		1,218				1,218
Cash dividend declared, $0.69 per share			(9,403)			(9,403)
Other comprehensive income, net of deferred income taxes					2,750	2,750
Balance at September 30, 2015	$174	$277,657	$68,260	$(32)	$(5,617)	$340,442

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2014	$113	$111,377	$61,441	$(235)	$(13,236)	$159,460
Net income			9,595			9,595
Shares issued under the dividend reinvestment plan ("DRP")		475				475
Shares issued in the acquisition of FNBNY Bancorp, net of offering costs (240,598 shares)	2	5,946				5,948
Stock awards granted and distributed	1	(432)		431		—
Stock awards forfeited		58		(58)		—
Vesting of stock awards				(147)		(147)
Exercise of stock options		(2)		9		7
Income tax effect of stock plans		30				30
Share based compensation expense		916				916
Cash dividend declared, $0.69 per share			(7,971)			(7,971)
Other comprehensive income, net of deferred income taxes					6,662	6,662
Balance at September 30, 2014	$116	$118,368	$63,065	$—	$(6,574)	$174,975

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net Income	$13,116	$9,595
Adjustments to reconcile net income to net cash provided by operating activities: Provision for loan losses	3,000	1,700
Depreciation and (accretion) amortization	(3,180)	348
Net amortization on securities	3,659	2,600
Increase in cash surrender value of bank owned life insurance	(850)	(374)
Amortization of intangible assets	770	250
Share based compensation expense	1,218	916
Net securities losses	10	1,119
Increase in accrued interest receivable	(2,600)	(819)
Small Business Administration (“SBA”) loans originated for sale	(2,372)	—
Proceeds from sale of the guaranteed portion of SBA loans	2,699	—
Gain on sale of the guaranteed portion of SBA loans	(270)	—
Gain on sale of loans	(477)
(Increase) decrease in other assets	(6,282)	3,344
Increase in accrued expenses and other liabilities	7,569	2,893
Net cash provided by operating activities	16,010	21,572

Cash flows from investing activities:
Purchases of securities available for sale	(129,482)	(328,512)
Purchases of securities, restricted	(226,956)	(326,562)
Purchases of securities held to maturity	(20,699)	(41,310)
Proceeds from sales of securities available for sale	73,788	350,010
Redemption of securities, restricted	226,696	325,596
Maturities, calls and principal payments of securities available for sale	85,618	53,750
Maturities, calls and principal payments of securities held to maturity	22,173	32,236
Net increase in loans	(243,722)	(142,613)
Proceeds from loan sale	21,011	—
Proceeds from sales of other real estate owned, net	—	2,242
Purchase of bank owned life insurance	—	(20,000)
Purchase of premises and equipment	(3,563)	(3,951)
Net cash acquired in business combination	24,628	2,926
Net cash used in investing activities	(170,508)	(96,188)

Cash flows from financing activities:
Net increase in deposits	285,383	94,648
Net decrease in federal funds purchased	(75,000)	(23,000)
Net (decrease) increase in FHLB advances	(60,705)	14,000
Repayment of acquired unsecured debt	—	(1,450)
Net (decrease) increase in repurchase agreements	(10,104)	404
Net proceeds from issuance of subordinated debentures	78,334	—
Net proceeds from issuance of common stock	541	475
Net proceeds from exercise of stock options	80	7
Repurchase of surrendered stock from vesting of restricted stock awards	(226)	(147)
Excess tax benefit from share based compensation	49	30
Cash dividends paid	(9,403)	(7,971)
Other, net	(303)	(192)
Net cash provided by financing activities	208,646	76,804

Net increase in cash and cash equivalents	54,148	2,188
Cash and cash equivalents at beginning of period	51,730	45,573
Cash and cash equivalents at end of period	$105,878	$47,761

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$6,249	$5,508
Income tax	$4,389	$883

Noncash investing and financing activities:
Securities which settled in the subsequent period	$—	$4,235
Transfers from portfolio loans to OREO	$—	$577

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$874,875	$207,326
Fair value of liabilities assumed	$828,022	$212,747

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The computation of EPS for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net Income	$7,890	$4,871	$13,116	$9,595
Less: Dividends paid on and earnings allocated to participating securities	(149)	(119)	(295)	(218)
Income attributable to common stock	$7,741	$4,752	$12,821	$9,377

Weighted average common shares outstanding, including participating securities	17,426	11,674	13,901	11,616
Less: weighted average participating securities	(330)	(284)	(315)	(276)
Weighted average common shares outstanding	17,096	11,390	13,586	11,340
Basic earnings per common share	$0.45	$0.42	$0.94	$0.83

Income attributable to common stock	$7,741	$4,752	$12,821	$9,377

Weighted average common shares outstanding	17,096	11,390	13,586	11,340
Weighted average common equivalent shares outstanding	6	—	4	—
Weighted average common and equivalent shares outstanding	17,102	11,390	13,590	11,340
Diluted earnings per common share	$0.45	$0.42	$0.94	$0.83

There were 41,100 options outstanding at September 30, 2014 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were no stock options that were antidilutive at September 30, 2015. The $16.0 million in convertible trust preferred securities outstanding at September 30, 2015 and September 30, 2014 were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

No new grants of stock options were awarded and no compensation expense was attributable to stock options for the nine months ended September 30, 2015 and September 30, 2014 because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the exercise or reporting date. The intrinsic value of options exercised during the nine months ended September 30, 2015 and September 30, 2014, was $6,000 and $1,000, respectively. The intrinsic value of options outstanding and exercisable at September 30, 2015 and September 30, 2014 was $48,000 and $0, respectively.

A summary of the status of the Company’s stock options as of and for the nine months ended September 30, 2015 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Contractual Life	Value
Outstanding, January 1, 2015	39,870	$25.63
Granted	—	—
Exercised	(4,777)	26.07
Forfeited	—	—
Expired	(2,131)	$30.60
Outstanding, September 30, 2015	32,962	$25.25	1.161 years	$48
Vested and Exercisable, September 30, 2015	32,962	$25.25	1.161 years	$48

	Number of	Exercise
Range of Exercise Prices	Options	Price
	32,962	$25.25
	32,962

During the nine months ended September 30, 2015, restricted stock awards of 66,987 shares were granted. Of the 66,987 shares granted, 30,625 shares vest over seven years with a third vesting after years five, six and seven, 24,812 shares vest over five years with a third vesting after years three, four and five, 10,550 shares vest ratably over five years and the remaining 1,000 shares vest ratably over approximately two years. During the nine months ended September 30, 2014, restricted stock awards of 80,073 shares were granted. Of the 80,073 shares granted, 53,425 shares vest over seven years with a third vesting after years five, six and seven, 20,398 shares vest over five years with a third vesting after years three, four and five and the remaining 6,250 shares vest ratably over approximately two years. Compensation expense attributable to restricted stock awards was $328,000 and $932,000 for the three and nine months ended September 30, 2015, respectively, and $289,000 and $803,000 for the three and nine months ended September 30, 2014, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the nine months ended September 30, 2015 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2015	248,444	$22.48
Granted	66,987	$26.05
Vested	(33,419)	$21.81
Forfeited	(3,269)	$26.18
Unvested, September 30, 2015	278,743	$23.37

Effective for 2015, the Board revised the design of the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”) to include performance based awards. The LTI Plan includes 60% performance vested awards based on 3-year relative Total Shareholder Return (“TSR”) to the proxy peer group and 40% time vested awards. The awards are in the form of restricted stock units and cliff vest after five years and require an additional two year holding period before the restricted stock units are delivered in shares of common stock. The Company recorded expenses of approximately $23,000 and $59,000 for the three and nine months ended September 30, 2015, respectively.

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $115,000 and $227,000 for the three and nine months ended September 30, 2015, respectively, and $34,000 and $113,000 for the three and nine months ended September 30, 2014, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$67,868	$145	$(71)	$67,942
State and municipal obligations	86,351	775	(29)	87,097
U.S. GSE residential mortgage-backed securities	154,546	1,093	(123)	155,516
U.S. GSE residential collateralized mortgage obligations	235,025	1,456	(1,485)	234,996
U.S. GSE commercial mortgage-backed securities	12,551	179	(24)	12,706
U.S. GSE commercial collateralized mortgage obligations	29,185	124	(72)	29,237
Other asset backed securities	24,247	—	(1,937)	22,310
Corporate bonds	27,958	4	(296)	27,666
Total available for sale	637,731	3,776	(4,037)	637,470

Held to maturity:
U.S. GSE securities	11,306	202	—	11,508
State and municipal obligations	64,220	2,085	(56)	66,249
U.S. GSE residential mortgage-backed securities	7,932	5	(45)	7,892
U.S. GSE residential collateralized mortgage obligations	63,163	1,066	(157)	64,072
U.S. GSE commercial mortgage-backed securities	23,151	468	(119)	23,500
U.S. GSE commercial collateralized mortgage obligations	33,466	668	(119)	34,015
Corporate Bonds	16,995	61	(5)	17,051
Total held to maturity	220,233	4,555	(501)	224,287
Total securities	$857,964	$8,331	$(4,538)	$861,757

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$97,560	$4	$(2,139)	$95,425
State and municipal obligations	63,583	318	(208)	63,693
U.S. GSE residential mortgage-backed securities	100,931	534	(40)	101,425
U.S. GSE residential collateralized mortgage obligations	261,256	310	(2,967)	258,599
U.S. GSE commercial mortgage-backed securities	3,016	—	(71)	2,945
U.S. GSE commercial collateralized mortgage obligations	24,179	44	(141)	24,082
Other asset backed securities	24,190	—	(1,153)	23,037
Corporate Bonds	17,952	161	(135)	17,978
Total available for sale	592,667	1,371	(6,854)	587,184

Held to maturity:
U.S. GSE securities	11,283	135	(41)	11,377
State and municipal obligations	64,864	1,658	(98)	66,424
U.S. GSE residential mortgage-backed securities	6,667	—	(97)	6,570
U.S. GSE residential collateralized mortgage obligations	59,539	507	(862)	59,184
U.S. GSE commercial mortgage-backed securities	13,213	233	(26)	13,420
U.S. GSE commercial collateralized mortgage obligations	36,413	267	(431)	36,249
Corporate bonds	22,948	139	(22)	23,065
Total held to maturity	214,927	2,939	(1,577)	216,289
Total securities	$807,594	$4,310	$(8,431)	$803,473

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at September 30, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$8,452	$8,478
One to five years	83,370	83,682
Five to ten years	109,855	110,129
Beyond ten years	436,054	435,181
Total	$637,731	$637,470

Held to maturity:
Within one year	$10,761	$10,778
One to five years	33,660	34,043
Five to ten years	62,417	64,486
Beyond ten years	113,395	114,980
Total	$220,233	$224,287

Securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
September 30, 2015		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$—	$—	$25,172	$71
State and municipal obligations	4,799	13	5,391	16
U.S. GSE residential mortgage-backed securities	32,991	89	1,530	34
U.S. GSE residential collateralized mortgage obligations	40,727	158	71,468	1,327
U.S. GSE commercial mortgage-backed securities	2,741	24	—	—
U.S. GSE commercial collateralized mortgage obligations	1,965	24	10,184	48
Other asset backed securities	22,310	1,937	—	—
Corporate bonds	19,854	146	4,850	150
Total available for sale	125,387	2,391	118,595	1,646

Held to maturity:
U.S. GSE securities	—	—	—	—
State and municipal obligations	7,580	56	—	—
U.S. GSE residential mortgage-backed securities	5,699	45	—	—
U.S. GSE residential collateralized mortgage obligations	2,715	16	16,127	141
U.S. GSE commercial mortgage-backed securities	4,992	119	—	—
U.S. GSE commercial collateralized mortgage obligations	—	—	3,870	119
Corporate bonds	—	—	2,994	5
Total held to maturity	$20,986	$236	$22,991	$265

	Less than 12 months		Greater than 12 months
December 31, 2014		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$4,991	$8	$90,233	$2,131
State and municipal obligations	12,330	79	14,592	129
U.S. GSE residential mortgage-backed securities	—	—	1,554	40
U.S. GSE residential collateralized mortgage obligations	60,126	349	122,179	2,618
U.S. GSE commercial mortgage-backed securities	—	—	2,944	71
U.S. GSE commercial collateralized mortgage obligations	13,830	108	4,636	33
Other asset backed securities	23,038	1,153	—	—
Corporate bonds	9,865	135	—	—
Total available for sale	124,180	1,832	236,138	5,022

Held to maturity:
U.S. GSE securities	—	—	7,414	41
State and municipal obligations	11,343	97	202	1
U.S. GSE residential mortgage-backed securities	—	—	6,569	97
U.S. GSE residential collateralized mortgage obligations	10,422	46	30,413	816
U.S. GSE commercial mortgage-backed securities	—	—	4,188	26
U.S. GSE commercial collateralized mortgage obligations	14,392	73	8,611	358
Corporate bonds	3,978	22	—	—
Total held to maturity	$40,135	$238	$57,397	$1,339

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

At September 30, 2015, the majority of unrealized losses on both the available for sale and held to maturity securities are related to the Company’s U.S. GSE residential collateralized mortgage obligations and other asset backed securities. The decrease in fair value of these securities is attributable to changes in interest rates and not credit quality. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

There were no proceeds from sales of securities with no gross gains or gross losses realized for the three months ended September 30, 2015. There were $73.8 million of proceeds from sales of securities with gross gains of approximately $0.5 million and gross losses of approximately $0.5 million realized for the nine months ended September 30, 2015. There were $115.3 million of proceeds from sales of securities with gross gains of approximately $0.5 million and gross losses of approximately $0.5 million realized for the three months ended September 30, 2014. There were $348.8 million of proceeds from sales of securities with gross gains of approximately $1.6 million and gross losses of approximately $2.4 million realized for the nine months ended September 30, 2014. Proceeds from calls of securities were $0.4 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. Proceeds from calls of securities were $10.9 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively

Securities having a fair value of approximately $488.2 million and $451.1 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Bank did not hold any trading securities during the nine months ended September 30, 2015 or the year ended December 31, 2014.

The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”). Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned approximately $15.0 million and $10.0 million in FHLB, ACBB and FRB stock at September 30, 2015 and December 31, 2014. These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		September 30, 2015 Using
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$67,942		$67,942
State and municipal obligations	87,097		87,097
U.S. GSE residential mortgage-backed securities	155,516		155,516
U.S. GSE residential collateralized mortgage obligations	234,996		234,996
U.S. GSE commercial mortgage-backed securities	12,706		12,706
U.S. GSE commercial collateralized mortgage obligations	29,237		29,237
Other asset backed securities	22,310		22,310
Corporate bonds	27,666		27,666
Total available for sale	$637,470		$637,470

Financial Liabilities:
Derivatives	$(1,993)		$(1,993)

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$95,425		$95,425
State and municipal obligations	63,693		63,693
U.S. GSE residential mortgage-backed securities	101,425		101,425
U.S. GSE residential collateralized mortgage obligations	258,599		258,599
U.S. GSE commercial mortgage-backed securities	2,945		2,945
U.S. GSE commercial collateralized mortgage obligations	24,082		24,082
Other asset backed securities	23,037		23,037
Corporate bonds	17,978		17,978
Total available for sale	$587,184		$587,184

Financial Liabilities:
Derivatives	$(943)		$(943)

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2015 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$508			$508

Fair Value Measurements at
December 31, 2014 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$558			$558

Impaired loans with allocated allowance for loan losses at September 30, 2015, had a carrying amount of $0.5 million, which is made up of the outstanding balance of $0.5 million, net of a valuation allowance of $0.02 million. No additional provision for loan losses was necessary for the nine months ended September 30, 2015. Impaired loans with allocated allowance for loan losses at December 31, 2014, had a carrying amount of $0.5 million, which is made up of the outstanding balance of $0.7 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million at December 31, 2014.

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

Derivatives: Represents interest rate swaps and the estimated fair values are based on valuation models using observable market data as of measurement date (Level 2).

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

Subordinated Debentures: The estimated fair value is derived using discounted cash flow methodology based on a spread to the London Interbank Offered Rate (“LIBOR”) curve at the time of issuance and assuming the debt was issued at PAR resulting in a Level 3 classification.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of September 30, 2015 and December 31, 2014.

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

The estimated fair values and recorded carrying amounts of the Bank’s financial instruments at September 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at
		September 30, 2015 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$60,919	$60,919	$—	$—	$60,919
Interest bearing deposits with banks	44,962	—	44,962	—	44,962
Securities available for sale	637,470	—	637,470	—	637,470
Securities restricted	14,969	n/a	n/a	n/a	n/a
Securities held to maturity	220,223	—	224,287	—	224,287
Loans, net	2,281,130	—	—	2,289,612	2,289,612
Accrued interest receivable	9,025	—	3,106	5,919	9,025

Financial liabilities:
Certificates of deposit	309,814		311,588	—	311,588
Demand and other deposits	2,595,687	2,595,687	—	—	2,595,687
Federal Home Loan Bank term advances	112,842		115,084	—	115,084
Repurchase agreements	26,573	—	26,941	—	26,941
Subordinated Debentures	78,338	—		80,065	80,065
Junior Subordinated Debentures	15,876	—	—	16,977	16,977
Derivatives	1,993	—	1,993	—	1,993
Accrued interest payable	483	93	390	—	483

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$45,109	$45,109	$—	$—	$45,109
Interest bearing deposits with banks	6,621	—	6,621	—	6,621
Securities available for sale	587,184	—	587,184	—	587,184
Securities restricted	10,037	n/a	n/a	n/a	n/a
Securities held to maturity	214,927	—	216,289	—	216,289
Loans, net	1,320,690	—	—	1,317,625	1,317,625
Accrued interest receivable	6,425	—	2,721	3,704	6,425

Financial liabilities:
Certificates of deposit	141,362		142,264	—	142,264
Demand and other deposits	1,692,417	1,692,417	—	—	1,692,417
Federal funds purchased	75,000	75,000	—	—	75,000
Federal Home Loan Bank term advances	138,327	98,070	40,165	—	138,235
Repurchase agreements	36,263	—	36,991	—	36,991
Junior Subordinated Debentures	16,002	—	—	16,528	16,528
Derivatives	943	—	943	—	943
Accrued interest payable	308	77	231	—	308

6. LOANS

The following table sets forth the major classifications of loans:

	September 30, 2015	December 31, 2014
(In thousands)
Commercial real estate mortgage loans	$1,029,729	$595,397
Multi-family mortgage loans	298,910	218,985
Residential real estate mortgage loans	384,452	156,156
Commercial, financial, and agricultural loans	473,814	291,743
Real estate-construction and land loans	93,667	63,556
Installment/consumer loans	17,667	10,124
Total loans	2,298,239	1,335,961
Net deferred loan costs and fees	3,078	2,366
	2,301,317	1,338,327
Allowance for loan losses	(20,187)	(17,637)
Net loans	$2,281,130	$1,320,690

On June 19, 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $735.6 million of acquired loans recorded at their fair value. There were approximately $706.2 million of acquired CNB loans remaining as of September 30, 2015

On February 14, 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $38.0 million of acquired FNBNY loans remaining as of September 30, 2015.

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

The following table represents loans by class categorized by internally assigned risk grades as of September 30, 2015 and December 31, 2014:

	Grades:
September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$461,748	$3,266	$3,861	$—	$468,875
Non-owner occupied	557,212	560	3,082	—	560,854
Multi-Family	298,899	3	8	—	298,910
Residential real estate:
Residential mortgage	316,175	—	852	—	317,027
Home equity	66,090	366	969	—	67,425
Commercial:
Secured	121,330	161	2,125	—	123,616
Unsecured	343,822	3,426	2,950	—	350,198
Real estate construction and land loans	93,667	—	—	—	93,667
Installment/consumer loans	17,567	—	100	—	17,667
Total loans	$2,276,510	$7,782	$13,947	$—	$2,298,239

	Grades:
December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$243,512	$7,133	$5,963	$—	$256,608
Non-owner occupied	334,790	171	3,828	—	338,789
Multi-Family	217,855	202	928	—	218,985
Residential real estate:
Residential mortgage	88,405	—	1,613		90,018
Home equity	64,994	212	932		66,138
Commercial:
Secured	91,007	621	2,339	—	93,967
Unsecured	191,942	4,168	1,666	—	197,776
Real estate construction and land loans	63,190	—	366	—	63,556
Installment/consumer loans	9,921	100	103	—	10,124
Total loans	$1,305,616	$12,607	$17,738	$—	$1,335,961

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans, as defined by ASC 310-10:

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$168	$—	$1,450	$546	$2,164	$466,711	468,875
Non-owner occupied	102	—	—	—	102	560,752	560,854
Multi-Family	—	—	—	—	—	298,910	298,910
Residential real estate:
Residential mortgages	1,607	87	—	64	1,758	315,269	317,027
Home equity	98	41	158	719	1,016	66,409	67,425
Commercial and Industrial:
Secured	—	300	176	—	476	123,140	123,616
Unsecured	15	219	2,338	69	2,641	347,557	350,198
Real estate construction and land loans	—	—	—	—	—	93,667	93,667
Installment/consumer loans	10	—	—	—	10	17,657	17,667
Total loans	$2,000	$647	$4,122	$1,398	$8,167	$2,290,072	$2,298,239

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$184	$—	$595	$779	$255,829	256,608
Non-owner occupied	181	—	10	10	201	338,588	338,789
Multi-Family	—	—	—	—	—	218,985	218,985
Residential real estate:
Residential mortgages	—	—	—	143	143	89,875	90,018
Home equity	919	—	134	374	1,427	64,711	66,138
Commercial and Industrial:
Secured	—	—	—	—	—	93,967	93,967
Unsecured	25	—	—	222	247	197,529	197,776
Real estate construction and land loans	—	—	—	—	—	63,556	63,556
Installment/consumer loans	1	—	—	3	4	10,120	10,124
Total loans	$1,126	$184	$144	$1,347	$2,801	$1,333,160	$1,335,961

At September 30, 2015, there were $1.6 million of CNB acquired loans 30-59 days past due and $0.5 million 60-89 days past due. There were no FNBNY loans 30-59 days or 60-89 days past due at September 30, 2015 and December 31, 2014. Loans 90 days or more past due that are still accruing interest primarily represent PCI loans acquired from CNB and FNBNY which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expect to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

As of September 30, 2015 and December 31, 2014, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $3.1 million and $6.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

For individually impaired loans, the following tables set forth by class of loans at September 30, 2015 and December 31, 2014 the recorded investment, unpaid principal balance and related allowance.  The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the nine months and three months ended September 30, 2015 and 2014:

	September 30, 2015			Nine Months Ended September 30, 2015		Three Months Ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$694	$1,186	$—	$720	$8	$702	$3
Non-owner occupied	934	934	—	942	46	936	15
Residential real estate:
Residential mortgages	64	74	—	67	—	65	—
Home equity	732	951	—	636	—	734	—
Commercial:
Secured	110	110	—	91	4	111	2
Total with no related allowance recorded	2,534	3,255	—	2,456	58	2,548	20

With an allowance recorded:
Commercial real estate - Non-owner occupied	319	319	21	321	11	319	4
Commercial Unsecured	212	212	2	231	13	211	4
Total with an allowance recorded:	531	531	23	552	24	530	8

Total:
Commercial real estate:
Owner occupied	694	1,186	—	720	8	702	3
Non-owner occupied	1,253	1,253	21	1,263	57	1,255	19
Residential real estate:
Residential mortgages	64	74	—	67	—	65	—
Home equity	732	951	—	636	—	734	—
Commercial:
Secured	110	110	—	91	4	111	2
Unsecured	212	212	2	231	13	211	4
Total	$3,065	$3,786	$23	$3,008	$82	$3,078	$28

	December 31, 2014			Nine Months Ended September 30, 2014		Three Months Ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,562	$3,707	$—	$4,010	$85	$3,909	$28
Non-owner occupied	1,251	1,568	—	964	48	959	16
Residential real estate:
Residential mortgages	143	231	—	834	—	815	—
Home equity	169	377	—	691	—	651	—
Commercial:
Secured	345	345	—	356	19	351	6
Unsecured	—	—	—	177	9	196	3
Total with no related allowance recorded	5,470	6,228	—	$7,032	$161	$6,881	$53

With an allowance recorded:
Commercial real estate - Non-owner occupied	323	323	23	—	—	—	—
Residential real estate - Residential mortgage	—	—	—	—	—	—	—
Residential real estate - Home equity	72	89	72	76	—	74	—
Commercial-Unsecured	337	339	79	—	—	—	—
Total with an allowance recorded:	732	751	174	76	—	74	—

Total:
Commercial real estate:
Owner occupied	3,562	3,707	—	4,010	85	3,909	28
Non-owner occupied	1,574	1,891	23	964	48	959	16
Residential real estate:
Residential mortgages	143	231	—	834	—	815	—
Home equity	241	466	72	767	—	725	—
Commercial:
Secured	345	345	—	356	19	351	6
Unsecured	337	339	79	177	9	196	3
Total	$6,202	$6,979	$174	$7,108	$161	$6,955	$53

The Bank had no other real estate owned at September 30, 2015 and December 31, 2014, respectively.

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

During the nine months ended September 30, 2015, the Bank modified two commercial loans as TDRs with pre and post modification balances totaling $0.1 million. During the nine months ended September 30, 2014 there were no loans modified as TDRs. There were no loans modified as TDRs during the three months ended September 30, 2015 or September 30, 2014.

There were no charge offs relating to TDRs during the nine months ended September 30, 2015 or September 30, 2014. There were no loans modified as TDRs for which there was a payment default within twelve months following the modification for the nine months ended September 30, 2015 and September 30, 2014, respectively. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of September 30, 2015 and December 31, 2014, the Company had $0.4 million and $0.5 million, respectively of nonaccrual TDR loans and $1.7 million and $5.0 million, respectively of performing TDRs. At September 30, 2015 and December 31, 2014, total nonaccrual TDR loans are secured with collateral that has an appraised value of $1.0 million and $2.3 million, respectively. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the quarter ended September 30, 2015 that did not meet the definition of a TDR. These loans have a total recorded investment as of September 30, 2015 of $1.8 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

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

At the acquisition date, the purchased credit impaired loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million; expected cash flows of $28.4 million; and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($11.9 million) represented the non-accretable difference. The difference between the expected cash flows and fair value ($6.6) million represented the initial accretable yield. At September 30, 2015, the contractually required principal and interest payments receivable of the purchased credit impaired loans was $17.4 million with a remaining non-accretable difference of $1.7 million.

At the acquisition date, the purchased credit impaired loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $8.2 million; expected cash flows of $3.0 million; and a fair value (initial carrying amount) of $2.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($5.2 million)

represented the non-accretable difference. The difference between the expected cash flows and fair value ($0.3) million represented the initial accretable yield. At September 30, 2015, the contractually required principal and interest payments receivable of the purchased credit impaired loans was $8.2 million with a remaining non-accretable difference of $5.2 million. Considering the closing date of the transaction, the amounts presented are preliminary and subject to adjustment as fair value assessments are finalized. Refer to Note 14. “Business Combinations,” for details related to the CNB acquisition.

The following table summarizes the activity in the accretable yield for the purchased credit impaired loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(In thousands)
Balance at beginning of period	$7,530	$7,614	$8,432	$—
Accretable discount arising from acquisition of PCI loans	—	—	259	6,458
Accretion	(658)	(437)	(3,316)	(1,213)
Reclassification from (to) nonaccretable difference during the period	654	(1,120)	2,151	812
Accretable discount at end of period	$7,526	$6,057	$7,526	$6,057

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

For purchased credit impaired loans, a valuation allowance is established when it is probable that the Bank will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition. A specific allowance is established when subsequent evaluations of expected cash flows from purchased credit impaired loans reflect a decrease in those estimates. The allowance established represents the excess of the recorded investment in those loans over the present value of the currently estimated future cash flow, discounted at the last effective accounting yield.

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at September 30, 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of September 30, 2015 and December 31, 2014. Additionally, the following tables represent the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2015 and 2014, and the year ended December 31, 2014, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

	For the Three Months Ended September 30, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$7,166	$3,015	$1,989	$5,273	$1,236	$139	$18,818
Charge-offs	—	—	(149)	—	—	—	(149)
Recoveries	—	—	—	17	—	1	18
Provision	477	83	164	606	125	45	1,500
Ending Balance	$7,643	$3,098	$2,004	$5,896	$1,361	$185	$20,187

	For the Nine Months Ended September 30, 2015
	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637
Charge-offs	—	—	(149)	(530)	—	(2)	(681)
Recoveries	—	—	78	147	—	6	231
Provision	649	428	(133)	1,753	257	46	3,000
Ending Balance	$7,643	$3,098	$2,004	$5,896	$1,361	$185	$20,187

Ending balance: individually evaluated for impairment	$21	$—	$—	$2	$—	$—	$23

Ending balance: collectively evaluated for impairment	$7,622	$3,098	$2,004	$5,894	$1,361	$185	$20,164

Ending balance: loan acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$1,029,729	$298,910	$384,452	$473,814	$93,667	$17,667	$2,298,239

Ending balance: individually evaluated for impairment	$1,947	$—	$796	$322	$—	$—	$3,065

Ending balance: collectively evaluated for impairment	$1,023,395	$298,910	$382,422	$467,227	$93,667	$17,667	$2,283,288

Ending balance: loans acquired with deteriorated credit quality(1)	$4,387	$—	$1,234	$6,265	$—	$—	$11,886

(1) Includes loans acquired on June 19, 2015 from CNB, on February 14, 2014 from FNBNY and on May 27, 2011 from HSB.

	Year Ended December 31, 2014
	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001
Charge-offs	(461)	—	(257)	(104)	—	(2)	(824)
Recoveries	—	—	170	87	—	3	260
Provision	1,176	1,073	(417)	537	(102)	(67)	2,200
Ending Balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637

Ending balance: individually evaluated for impairment	$23	$—	$72	$79	$—	$—	$174

Ending balance: collectively evaluated for impairment	$6,971	$2,670	$2,136	$4,447	$1,104	$135	$17,463

Ending balance: loan acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$595,397	$218,985	$156,156	$291,743	$63,556	$10,124	$1,335,961

Ending balance: individually evaluated for impairment	$5,136	$—	$383	$682	$—	$—	$6,201

Ending balance: collectively evaluated for impairment	$582,946	$218,985	$154,897	$286,368	$63,556	$10,124	$1,316,876

Ending balance: loans acquired with deteriorated credit quality(1)	$7,315	$—	$876	$4,693	$—	$—	$12,884

(1) Includes loans acquired on February 14, 2014 from FNBNY and on May 27, 2011 from HSB.

	For the Three Months Ended September 30, 2014
	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$6,675	$2,097	$2,525	$4,190	$1,035	$158	$16,680
Charge-offs	(50)	—	(134)	(5)	—	(1)	(190)
Recoveries	—	—	12	15	—	—	27
Provision	248	352	(29)	46	(93)	(24)	500
Ending Balance	$6,873	$2,449	$2,374	$4,246	$942	$133	$17,017

	For the Nine Months Ended September 30, 2014
	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001
Charge-offs	(460)	—	(184)	(103)	—	(2)	(749)
Recoveries	—	—	32	32	—	1	65
Provision	1,054	852	(186)	311	(264)	(67)	1,700
Ending Balance	$6,873	$2,449	$2,374	$4,246	$942	$133	$17,017

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

There were $1.0 million of contributions made to the pension plan during the nine months ended September 30, 2015. There were no contributions to the SERP during the nine months ended September 30, 2015. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $84,000 during the nine months ended September 30, 2015.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$286	$229	$42	$33	$848	$681	$126	$98
Interest cost	178	161	23	22	529	479	68	66
Expected return on plan assets	(463)	(411)	—	—	(1,375)	(1,219)	—	—
Amortization of net loss	95	7	8	—	281	20	24	—
Amortization of unrecognized prior service cost	(19)	(19)	—	—	(58)	(58)	—	—
Amortization of unrecognized transition obligation	—	—	7	7	—	—	21	21
Net periodic benefit cost (credit)	$77	$(33)	$80	$62	$225	$(97)	$239	$185

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At September 30, 2015, September 30, 2014 and December 31, 2014, securities sold under agreements to repurchase totaled $26.2 million, $11.8 million, and $36.3 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $29.3 million, $14.4 million and $40.3 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $26.2 million maturing during the fourth quarter of 2015. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the Nine Months Ended		For the Year Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	December 31, 2014
Average daily balance	$28,233	$11,581	$14,185
Average interest rate	0.64%	3.21%	2.71%
Maximum month-end balance	$36,230	$12,045	$36,879
Weighted average interest rate	0.64%	3.18%	2.67%

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

10. FEDERAL HOME LOAN BANK ADVANCES

The following table sets forth the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter at September 30, 2015 and December 31, 2014:

	September 30, 2015
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$—	—

2015	50,000	0.46%
2016	14,659	0.61%
2017	19,159	0.74%
2018	25,868	1.04%
2019	3,186	1.09%
	112,842	0.67%
	$112,842	0.67%

	December 31, 2014
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$69,000	0.32%

2015	41,508	0.37%
2016	11,703	0.69%
2017	—	—
2018	16,116	1.00%
	69,327	0.57%
	$138,327	0.44%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $578.0 million and $385.2 million of residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2015 and December 31, 2014, respectively. The Company is eligible to borrow up to a total of $1.0 billion at September 30, 2015.

11. BORROWED FUNDS

Subordinated Debentures

In September 2015, the Company issued $80 million in aggregate principal amount of fixed-to-floating rate subordinated debentures (the “Notes”). $40 million of the Notes are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40 million of the Notes are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points.

The Notes are included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

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

The Debentures are included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations

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

Interest rate swaps with notional amounts totaling $75.0 million as of September 30, 2015 and 2014, respectively, and December 31, 2014 were designated as cash flow hedges of certain Federal Home Loan Bank advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents summary information about the interest rate swaps designated as cash flow hedges:

	Nine Months Ended		Year Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	December 31, 2014
Notional amounts	$75,000	$75,000	$75,000
Weighted average pay rates	1.66%	1.39%	1.39%
Weighted average receive rates	0.31%	0.23%	0.24%
Weighted average maturity	3.11 years	4.11 years	3.86 years
Unrealized losses	$(1,993)	$(338)	$(943)

Interest expense recorded on these swap transactions totaled $175,000 and $485,000 for the three and nine months ended September 30, 2015, respectively and $118,000 and $351,000 for the three and nine months ended September 30, 2014, respectively, and is reported as a component of interest expense on FHLB Advances.

The following table presents the net gains (losses) recorded, net of income tax, in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the nine months ended September 30, 2015 and September 30, 2014:

2015
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	Non-interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(1,187)	$—	$—

2014
	Amount of gain	Amount of gain	Amount of gain (loss)
	(loss) recognized	(loss) reclassified	recognized in other
	in OCI	from OCI to	Non-interest income
(In thousands)	(Effective Portion)	interest income	(Ineffective Portion)
Interest rate contracts	$(204)	$—	$—

The following table reflects the cash flow hedge included in the Consolidated Balance Sheets:

	September 30, 2015		December 31, 2014
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Included in other assets (liabilities):
Interest rate swaps related to FHLB Advances	$50,000	$(1,214)	$40,000	$(248)
Forward starting interest rate swap related to repurchase agreements	—	—	10,000	(445)
Forward starting interest rate swap related to FHLB advances	25,000	(779)	25,000	(250)

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

The following table presents summary information about these interest rate swaps:

	Nine Months Ended		Year Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	December 31, 2014
Notional amounts	$56,586	$11,175	$11,175
Weighted average pay rates	3.35%	3.27%	3.28%
Weighted average receive rates	3.35%	3.27%	3.28%
Weighted average maturity	15.84 years	9.89 years	9.64 years
Fair value of combined interest rate swaps	$—	$—	$—

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Unrealized holding (losses) gains on available for sale securities	$3,950	$(1,338)	$5,212	$10,118
Reclassification adjustment for (gains) losses realized in income	—	(9)	10	1,119
Income tax effect	(1,599)	534	(2,070)	(4,460)
Net change in unrealized (losses) gains on available for sale securities	2,351	(813)	3,152	6,777

Reclassification adjustment for amortization realized in income	90	(5)	269	(17)
Income tax effect	(36)	2	(53)	7
Net change in post-retirement obligation	54	(3)	216	(10)

Change in fair value of derivatives used for cash flow hedges	(661)	402	(1,050)	(174)
Reclassification adjustment for gains realized in income	—	—	—	—
Income tax effect	267	(160)	432	69
Net change in unrealized losses on cash flow hedge	(394)	242	(618)	(105)

Total	$2,011	$(574)	$2,750	$6,662

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of		Balance as of
	December 31,	Current Period	September 30,
(In thousands)	2014	Change	2015
Unrealized (losses) gains on available for sale securities	$(3,307)	$3,152	$(155)
Unrealized (losses) gains on pension benefits	(4,491)	216	(4,275)
Unrealized losses on cash flow hedges	(569)	(618)	(1,187)
Total	$(8,367)	$2,750	$(5,617)

The following represents the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended		Affected Line Item
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2015	in the Consolidated Statements of Income
Unrealized gains (losses) on available for sale securities:
Realized losses on sale of available for sale securities	$—	$9	$(10)	$(1,119)	Net securities losses
Income tax effect	—	(4)	4	444	Income tax expense
Net of income tax	$—	$5	$(6)	$(675)

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit (cost)	$19	$19	$57	$58	Salaries and employee benefits
Transition obligation	(7)	(7)	(21)	(21)	Salaries and employee benefits
Actuarial losses	(102)	(7)	(305)	(20)	Salaries and employee benefits
	$(90)	$5	$(269)	$17
Income tax effect	36	(2)	53	(7)	Income tax expense
Net of income tax	$(54)	$3	$(216)	$10

Total reclassifications, net of tax	$(54)	$8	$(222)	$(665)

14. BUSINESS COMBINATIONS

On June 19, 2015, the Company acquired Community National Bank (“CNB”) at a purchase price of $157.5 million, issued an aggregate of 5.647 million Bridge Bancorp common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $86.0 million, which is not deductible for tax purposes. At acquisition, CNB had total acquired assets on a fair value basis of $899.5 million, with loans of $735.6 million, investment securities of $90.1 million and deposits of $786.9 million. The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. It complements the Bank’s existing branch network and enhances asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of the Long Island and metropolitan marketplace through a network of 40 branches.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The operating results of the Company for the nine month period ended September 30, 2015 includes the operating results of CNB since the acquisition date of June 19, 2015.

The following summarizes the preliminary fair value of the assets acquired and liabilities assumed on June 19, 2015:

		Measurement
	As Initially	Period
(In thousands)	Reported	Adjustments	As Adjusted
Cash and due from banks	$24,628	$—	$24,628
Securities	90,109	—	90,109
Loans	736,348	(768)	735,580
Bank Owned Life Insurance	21,445	—	21,445
Premises and equipment	6,398	—	6,398
Other intangible assets	6,698	—	6,698
Other assets	14,484	161	14,645
Total Assets Acquired	$900,110	$(607)	$899,503

Deposits	$786,853	$—	$786,853
Federal Home Loan Bank term advances	35,581	—	35,581
Other liabilities and accrued expenses	5,647	(59)	5,588
Total Liabilities Assumed	$828,081	$(59)	$828,022

Net Assets Acquired	72,029	(548)	71,481
Consideration Paid	157,503	—	157,503
Goodwill Recorded on Acquisition	$85,474	$548	$86,022

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

The unaudited pro forma information, for the nine months ended September 30, 2015 and 2014, set forth below reflects the adjustments related to estimated amortization and accretion of purchase accounting fair value adjustments related to interest income on loans and investments, interest expense on time deposits and borrowings, unfavorable leases, SBA loan servicing rights, and core deposit and other intangibles. In the table below, merger-related expenses of $11.3 million were excluded from pro forma non-interest expenses for the nine months ended September 30, 2015. Additionally, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated cost savings:

	Pro Forma for the Nine Months
	Ended September 30,
(In thousands, except per share amounts)	2015	2014
Net interest income	$92,134	$74,576

Net income	$24,730	$13,101

Basic earnings per share	$1.42	$0.77

Diluted earnings per share	$1.42	$0.77

15. PRESENTATION OF DEBT ISSUANCE COSTS

During the third quarter of 2015, the Company adopted Accounting Standards Update (“ASU”) No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability. This ASU is required to be applied retrospectively to all periods presented. The following table summarizes the impact of retrospective application to the balance sheet for the year ended December 31, 2014:

(in thousands)	December 31, 2014
Other assets
As previously reported	$19,373
As reported under the new guidance	19,244

Total assets
As previously reported	$2,288,653
As reported under the new guidance	2,288,524

Junior subordinated debentures
As previously reported	$16,002
As reported under the new guidance	15,873

Total liabilities
As previously reported	$2,113,535
As reported under the new guidance	2,113,406

16. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 simplifies presentation of debt issuance costs. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted this guidance in the third quarter of 2015. The guidance was applied retrospectively to all prior periods presented. See Note 15 “Presentation of Debt Issuance Costs” for further details.

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

Overview

Who We Are and How We Generate Income

Bridge Bancorp, Inc. (the “Company”), a New York corporation, is a bank holding company formed in 1989.  On a parent-only basis, the Company has had minimal results of operations.  The Company is dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank (the “Bank”), its own earnings, additional capital raised, and borrowings as sources of funds.  The information in this report reflects principally the financial condition and results of operations of the Bank.  The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings.  The Bank also generates non-interest income, such as fee income on deposit accounts, merchant credit and debit card processing programs, investment services, income from its title abstract subsidiary, and net gains on sales of securities and loans.  The level of its non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income.  Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity

Principal Products and Services and Locations of Operations

The Bank operates forty branches, including thirty-eight in the primary market areas of Suffolk and Nassau Counties, Long Island, with one branch in Bayside, Queens and one in Manhattan. Federally chartered in 1910, the Bank was founded by local farmers and merchants. For a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Company is to grow through the provision of exceptional service to its customers and the communities in which it operates. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans (3) home equity loans; (4) construction loans; (5) residential mortgage loans; (6) secured and unsecured commercial and consumer loans; (7) FHLB, FNMA, GNMA and FHLMC and non-agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing multi-millions of FDIC insurance on CD deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts as well as investment services through Bridge Financial Services, which offers a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Significant Events

Acquisition of Community National Bank

On June 19, 2015, the Company acquired Community National Bank (“CNB”) at a purchase price of $157.5 million, issued an aggregate of 5.647 million Bridge Bancorp common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $86.0 million, which is not deductible for tax purposes. At acquisition, CNB had total acquired assets on a fair value basis of $899.5 million, with loans of $735.6 million, investment securities of $90.1 million and deposits of $786.9 million. The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. It complements the Bank’s existing branch network and enhances asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of the Long Island and metropolitan marketplace through a network of 40 branches.

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

Quarterly Highlights

•	Net income of $7.9 million and $0.45 per diluted share as compared to net income of $4.9 million and $0.42 per diluted share for the third quarter of 2014.

•	Net interest income increased to $29.1 million for the third quarter of 2015 compared to $17.4 million in 2014.

•	Net interest margin was 3.71% for the third quarter of 2015 compared to 3.45% for the third quarter of 2014.

•	Total assets of $3.51 billion at September 30, 2015 increased $1.22 billion or 53% compared to December 31, 2014 and increased $1.29 billion or 58% compared to September 30, 2014. Contributing to the change was the impact of the CNB acquisition, which added total assets on a fair value basis of $899.5 million.

•	Loans held for investment at September 30, 2015 of $2.30 billion increased $963.0 million or 72% over December 31, 2014 and increased $1.06 billion or 85% over September 30, 2014. These increases include loans acquired in connection with the CNB acquisition.

•	Issued $80.0 million of fixed-to-floating rate subordinated debentures.

•	Deposits of $2.91 billion at September 30, 2015, increased $1.07 billion or 58% over December 31, 2014 and increased $1.10 billion or 61% compared to September 30, 2014. These increases include deposits acquired from CNB.

•	Allowance for loan losses to total loans ratio, which was calculated inclusive of $735.6 million of CNB acquired loans carried at fair value, was .88% as of September 30, 2015 compared to 1.32% at December 31, 2014 and 1.37% at September 30, 2014.

•	Tier 1 Capital increased by $73.8 million or 38.9% to $263.3 million as of September 30, 2015, compared to December 31, 2014.

•	A cash dividend of $0.23 per share was declared in October 2015 for the second quarter.

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

The Federal Reserve has maintained the federal funds target rate between 0 and 25 basis points since April 2010 as an effort to foster employment. In June 2013, the Federal Open Market Committee (“FOMC”) announced the continued purchase of agency mortgage-backed securities and longer term Treasury securities until certain improvements in the economy were achieved. Those actions have resulted in a prolonged low interest rate environment reducing yields on interest earning assets and compressing the Company’s net interest margin. In October 2014, the FOMC concluded its asset purchase plan but continued its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and rolling over maturing Treasury securities at auction. This accommodative policy continues, and in September 2015, the FOMC reaffirmed its view that the current federal funds target rate remains appropriate. In determining how long to maintain this target range, the FOMC will assess progress towards their long term employment and inflation objectives although economic conditions may warrant, for some time, keeping the target rate below levels the FOMC views as normal.

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

Corporate objectives for 2015 include: successful integration of the operations of CNB; leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow the franchise and that continued investments to generate core funding, quality loans and new sources of revenue remain keys to continue creating long term shareholder value. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at September 30, 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended September 30, 2015 was $7.9 million and $0.45 per diluted share as compared to $4.9 million and $0.42 per diluted share for the same period in 2014, and included (i) $0.8 million in costs, net of income taxes, associated with the CNB acquisition and (ii) an $11.7 million or 67.5% increase in net interest income as a result of growth in interest earning assets primarily related to acquired CNB assets; (ii) a $1.0 million or 200.0% increase in the provision for loan losses principally due to growth in the loan portfolio; (iii) a $1.4 million or 53.2% increase in total non-interest income; and (iv) a $7.3 million or 60.2% increase in total non-interest expense primarily related to a $3.3 million increase in salary and employee benefits and a $1.2 million increase in occupancy and equipment costs due to the acquisition of CNB, expanding infrastructure and new branches, a $0.9 million increase in acquisition costs, $0.6 million increase in amortization of intangibles and an increase in other operating expense of $0.6 million.

Net income for the nine months ended September 30, 2015 was $13.1 million and $0.94 per diluted share as compared to $9.6 million and $0.83 per diluted share for the same period in 2014 and included (i) $6.2 million in costs, net of income taxes, associated with the CNB acquisition and; (ii) an income tax expense reduction of $0.4 million related to the impact of changes in New York City tax law enacted in the second quarter of 2015 and effective on January 1, 2015; (iii) an $18.5 million or 37.2% increase in net interest income as a result of growth in interest earning assets primarily related to loans and acquired CNB assets; (iv) $1.3 million or 76.5%increase in the provision for loan losses and; (v) a $3.6 million or 63.7% increase in total non-interest income related to non-recurring net securities losses of $1.1 million in 2014 as well as increases in customer service fees and title fee income of $0.5 million and an increase in other operating income of $1.8 million; and (vi) an increase of $15.5 million in non-interest expenses primarily related to the acquired operations of CNB. The effective income tax rate was 33.6% for the nine months ended September 30, 2015 compared to 33.5% for the same period last year.

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

	Three Months Ended September 30,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$2,267,972	$27,524	4.81%	$1,207,009	$14,997	4.93%
Mortgage-backed securities, CMOs and other asset-backed securities	583,374	2,842	1.93	515,369	2,687	2.07
Taxable securities	199,099	1,053	2.10	215,662	1,126	2.07
Tax exempt securities (2)	74,196	638	3.41	70,908	620	3.47
Deposits with banks	20,443	9	0.17	12,404	8	0.26
Total interest earning assets	3,145,084	32,066	4.04	2,021,352	19,438	3.82
Non interest earning assets:
Cash and due from banks	60,661			40,308
Other assets	243,537			108,932
Total assets	$3,449,282			$2,170,592

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,509,875	$1,222	0.32%	$1,034,088	$808	0.31%
Certificates of deposit of $100,000 or more	184,016	280	0.60	101,075	203	0.80
Other time deposits	136,059	234	0.68	61,339	111	0.72
Federal funds purchased and repurchase agreements	94,166	82	0.35	81,849	149	0.72
Federal Home Loan Bank advances	122,780	374	1.21	92,443	245	1.05
Subordinated Debentures	8,551	126	5.85	—	—	—
Junior Subordinated Debentures	15,876	341	8.52	15,871	341	8.52
Total interest bearing liabilities	2,071,323	2,659	0.51	1,386,665	1,857	0.53
Non-interest bearing liabilities:
Demand deposits	1,014,202			587,298
Other liabilities	25,461			18,192
Total liabilities	3,110,986			1,992,155
Stockholders' equity	338,296			178,437
Total liabilities and stockholders' equity	$3,449,282			$2,170,592

Net interest income/interest rate spread (3)		29,407	3.53%		17,581	3.29%

Net interest earning assets/net interest margin (4)	$1,073,761		3.71%	$634,687		3.45%

Ratio of interest earning assets to interest bearing liabilities			151.84%			145.77%

Less: Tax equivalent adjustment		(322)			(219)

Net interest income		$29,085			$17,362

(1)	Amounts are net of deferred origination costs (fees) and the allowance for loan loss.
(2)	The above table is presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

	Nine Months Ended September 30,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1) (2)	$1,723,869	$62,731	4.87%	$1,143,019	$42,383	4.96%
Mortgage-backed securities, CMOs and other asset-backed securities	529,601	7,877	1.99	504,451	7,927	2.10
Taxable securities	192,309	3,065	2.13	222,525	3,503	2.10
Tax exempt securities (2)	74,076	1,961	3.54	91,357	2,269	3.32
Federal funds sold	11	—	—	—	—	—
Deposits with banks	15,704	27	0.23	11,804	23	0.26
Total interest earning assets	2,535,570	75,661	3.99	1,973,156	56,105	3.80
Non interest earning assets:
Cash and due from banks	54,173			39,198
Other assets	156,800			88,632
Total assets	$2,746,543			$2,100,986

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,233,491	$2,827	0.31%	$992,411	$2,446	0.33%
Certificates of deposit of $100,000 or more	121,272	687	0.76	96,508	587	0.81
Other time deposits	85,978	477	0.74	59,425	327	0.74
Federal funds purchased and repurchase agreements	107,940	320	0.40	73,460	418	0.76
Federal Home Loan Bank advances	114,444	963	1.13	113,348	792	0.93
Subordinated Debentures	2,882	126	5.85	—	—	—
Junior Subordinated Debentures	15,874	1,024	8.62	15,869	1,024	8.63
Total interest bearing liabilities	1,681,881	6,424	0.51	1,351,021	5,594	0.55
Non-interest bearing liabilities:
Demand deposits	804,384			559,379
Other liabilities	18,632			14,229
Total liabilities	2,504,897			1,924,629
Stockholders' equity	241,646			176,357
Total liabilities and stockholders' equity	$2,746,543			$2,100,986

Net interest income/interest rate spread (3)		69,237	3.48%		50,511	3.25%

Net interest earning assets/net interest margin (4)	$853,689		3.65%	$622,135		3.42%

Ratio of interest earning assets to interest bearing liabilities			150.76%			146.05%

Less: Tax equivalent adjustment		(1,030)			(798)

Net interest income		$68,207			$49,713

(1)	Amounts are net of deferred origination costs (fees) and the allowance for loan loss.
(2)	The above table is presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 Over 2014			2015 Over 2014
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)(2)	$15,008	$(2,481)	$12,527	$21,633	$(1,285)	$20,348
Mortgage-backed securities, CMOs and other asset-backed securities	1,057	(902)	155	517	(567)	(50)
Taxable securities	(170)	97	(73)	(517)	79	(438)
Tax exempt securities (2)	75	(57)	18	(526)	218	(308)
Federal funds sold	—	—	—	—	—	—
Deposits with banks	15	(14)	1	8	(4)	4
Total interest earning assets	15,985	(3,357)	12,628	21,115	(1,559)	19,556

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	388	27	415	623	(242)	381
Certificates of deposit of $100,000 or more	368	(292)	76	393	(293)	100
Other time deposits	165	(42)	123	150	—	150
Federal funds purchased and repurchase agreements	122	(189)	(67)	214	(312)	(98)
Federal Home Loan Bank Advances	111	18	129	8	163	171
Subordinated Debentures	126	—	126	126	—	126
Junior Subordinated Debentures	1	(1)	—	1	(1)	—
Total interest bearing liabilities	1,281	(479)	802	1,515	(685)	830
Net interest income	$14,704	$(2,878)	$11,826	$19,600	$(874)	$18,726

(1)	Amounts are net of deferred origination costs (fees) and the allowance for loan loss.
(2)	The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months ended September 30, 2015 and September 30, 2014

Net interest income was $29.1 million for the three months ended September 30, 2015 compared to $17.4 million for the same period in 2014, an increase of $11.7 million or 67.5%. Net interest margin increased to 3.71% for the quarter ended September 30, 2015, compared to 3.45% for the quarter ended September 30, 2014 as a result of a shift in asset mix from lower yielding securities to higher yielding loans. The higher margin also reflects $0.7 million associated with greater than expected cash flows from the payoff of certain acquired loans. The total average interest earning assets increased $1.12 billion or 55.6%, yielding 4.04% and the overall funding cost was 0.34%, including demand deposits. The yield on interest earning assets increased approximately 22 basis points from 3.82% to 4.04%. The cost of interest bearing liabilities decreased approximately 2 basis points during the third quarter of 2015 compared to 2014. The increase in average total deposits of $1.06 billion and average total borrowings of $51.2 million funded higher yielding loans, which grew $1.06 billion from the comparable 2014 quarter.

For the three months ended September 30, 2015, average net loans grew by $1.06 billion or 87.9% to $2.23 billion as compared to $1.21 billion for the same period in 2014, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, and multi-family mortgage loans, including loans acquired from CNB. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended September 30, 2015, average total securities increased by $54.8 million or 6.8% to $856.7 million as compared to $801.9 million for the three months ended September 30, 2014. The average interest earning cash increased by $8.0 million to $20.4 million for the three months ended September 30, 2015 as compared to $12.4 million for the same period in 2014. Average total interest bearing liabilities were $2.07 billion for the three months ended September 30, 2015 compared to $1.39 billion for the same period in 2014.  The Bank grew deposits as a result of the acquisition of CNB, opening new branches and building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates resulted in a decrease in the cost of interest bearing liabilities to 0.51% for the three months ended September 30, 2015 from 0.53% for the same period in 2014.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended September 30, 2015, average total deposits increased by $1.06 billion or 59.4% to $2.84 billion from $1.78 billion from the same period in 2014.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $475.8 million or 46.0% to $1.51 billion for the three months ended September 30, 2015 compared to $1.03 billion for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $157.7 million or 97.1% to $320.1 million for 2015 as compared to $162.4 million for the same period last year.  Average balances in demand deposits increased $426.9 million or 72.7% to $1.01 billion for 2015 as compared to $587.3 million for the same period last year. Average public fund deposits comprised 13.0% of total average deposits during the three months ended September 30, 2015 and 15.4% of total average deposits for the same period in 2014.  Average federal funds purchased and repurchase agreements increased $12.3 million or 15.0% to $94.2 million for the three months ended September 30, 2015 compared to $81.8 million for the same period in the prior year. Average FHLB advances increased $30.3 million to $122.8 million for the three months ended September 30, 2015 compared to $92.4 million for the same period 2014.

Total interest income increased $12.5 million or 62.2% to $31.7 million, net of the tax equivalent adjustment on tax exempt securities interest income, for the three months ended September 30, 2015 from $19.2 million for the same period in 2014.  Interest income on loans increased $12.5 million or 83.5% to $27.5 million for the three months ended September 30, 2015 from $15.0 million for the same period in 2014. The yield on average loans was 4.81% for 2015 as compared to 4.93% in 2014.

Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $0.1 million to $4.5 million for the three months ended September 30, 2015 compared to $4.4 million for the same period in 2014.  Interest income on securities included net amortization of premium of $1.3 million and a tax equivalent adjustment of $0.2 million in the third quarter of 2015 compared to net amortization of premium of $1.0 million and tax equivalent adjustment of $0.2 million for the same period in 2014.  The tax adjusted average yield on total securities was 2.10% for 2015 as compared to 2.19% in 2014.

Interest expense was $2.7 million for the three months ended September 30, 2015 compared to $1.9 million for the same period in 2014.

Analysis of Net Interest Income for the Nine months ended September 30, 2015 and September 30, 2014

Net interest income was $68.2 million for the nine months ended September 30, 2015 compared to $49.7 million for the same period in 2014, an increase of $18.5 million or 37.2%. Net interest margin increased to 3.65% for the nine months ended September 30, 2015, compared to 3.42% for the nine months ended September 30, 2014 as a result of higher yielding investments and lower cost of interest bearing liabilities. The total average interest earning assets increased $562.4 million or 28.5%, yielding 3.99% and the overall funding cost was 0.35%, including demand deposits. The yield on interest earning assets increased approximately 19 basis points from 3.80% to 3.99%. The cost of interest bearing liabilities decreased approximately 4 basis points during the nine months ended September 30, 2015 compared to the same period in 2014. The increase in average total deposits of $537.4 million and average total borrowings of $38.5 million funded higher yielding loans, which grew $580.9 million from the comparable 2014 quarter.

For the nine months ended September 30, 2015, average net loans grew by $580.9 million or 50.8% to $1.72 billion as compared to $1.14 billion for the same period in 2014, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, multi-family mortgage loans and, to a lesser extent, loans acquired in the CNB acquisition. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the nine months ended September 30, 2015, average total securities decreased by $22.3 million or 2.7% to $796.0 million as compared to $818.3 million for the nine months ended September 30, 2014. Average interest earning cash increased by $3.9 million to $15.7 million for the nine months ended September 30, 2015 as compared to $11.8 million for the same period in 2014.

Average total interest bearing liabilities were $1.68 billion for the nine months ended September 30, 2015 compared to $1.35 billion for the same period in 2014.  The Bank grew deposits as a result of the acquisition of CNB, opening new branches as well as building new relationships in existing markets. The Bank continues to reduce interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates and the lower average balance of higher cost CDs resulted in a decrease in the cost of interest bearing liabilities to 0.51% for the nine months ended September 30, 2015 from 0.55% for the same period in 2014.  Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the nine months ended September 30, 2015, average total deposits increased by $537.4 million or 31.5% to $2.25 billion from $1.71 billion from the same period in 2014.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $241.1 million or 24.3% to $1.23 billion for the nine months ended September 30, 2015 compared to $992.4 million for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $51.4 million or 32.9% to $207.3 million for 2015 as compared to $155.9 million for the same period last year.  Average balances in demand deposits increased $245.0 million or 43.8% to $804.4 million for 2015 as compared to $559.4 million for the same period last year. Average public fund deposits comprised 16.0% of total average deposits during the nine months ended September 30, 2015 and 17.9% of total average deposits for the same period in 2014. Average federal funds purchased and repurchase agreements increased $34.4 million or 46.9% to $107.9 million for the nine months ended September 30, 2015 compared to $73.5 million for the same period in the prior year. Average FHLB advances increased $1.1 million to $114.4 million for the nine months ended September 30, 2015 compared to $113.3 million for the same period 2014.

Total interest income increased $19.3 million or 34.9% to $74.6 million, net of the tax equivalent adjustment on tax exempt securities and tax exempt loan interest income, for the nine months ended September 30, 2015 from $55.3 million for the same period in 2014.  Interest income on loans increased $20.3 million or 48.0% to $62.7 million for the nine months ended September 30, 2015 from $42.4 million for the same period in 2014. The yield on average loans was 4.87% for 2015 as compared to 4.96 % in 2014.

Interest income on investments in mortgage-backed, taxable and tax exempt securities decreased $0.8 million to $12.9 million for the nine months ended September 30, 2015 compared to $13.7 million for the same period in 2014.  Interest income on securities included net amortization of premium of $3.7 million and a tax equivalent adjustment of $0.7 million in the 2015 compared to net amortization of premium of $2.4 million and tax equivalent adjustment of $0.8 million for the same period in 2014.  The tax adjusted average yield on total securities was 2.17% for 2015 as compared to 2.24% in 2014.

Interest expense was $6.4 million for the nine months ended September 30, 2015 compared to $5.6 million for the same period in 2014.

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

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio, and the net charge-offs, a provision for loan losses of $1.5 million and $3.0 million was recorded during the three and nine months ended September 30, 2015 compared to a provision for loan loss of $0.5 million and $1.7 million that was recorded during the same period in 2014. Net charge-offs were $0.1 million for the quarter ended September 30, 2015 compared to $0.6 million for the year ended December 31, 2014 and $0.2 million for the quarter ended September 30, 2014. The ratio of allowance for loan losses to nonaccrual loans was 1,444% and 1,466% at September 30, 2015 and December 31, 2014, respectively. The allowance for loan losses increased to $20.2 million at September 30, 2015 as compared to $17.6 million at December 31, 2014 and $17.0 million at September 30, 2014. As a percentage of total loans, the allowance was .88% at September 30, 2015 compared to 1.32% at December 31, 2014 and 1.37% at September 30, 2014. In accordance with current accounting guidance, the acquired CNB loans were recorded at fair value, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties.

Loans of approximately $21.7 million or 0.9% of total loans at September 30, 2015 were categorized as classified loans compared to $30.3 million or 2.3% at December 31, 2014 and $41.1 million or 3.3% at September 30, 2014. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms.

These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. At September 30, 2015, classified loans included $3.0 million of acquired CNB loans and $0.3 million of acquired FNBNY loans.

At September 30, 2015, approximately $10.8 million of classified loans were commercial real estate (“CRE”) loans, including multi-family loans and were well secured with real estate as collateral. Of the $10.8 million of CRE loans, $8.5 million were current and $2.3 million were past due. In addition, all of the CRE loans have personal guarantees. At September 30, 2015, approximately $2.2 million of classified loans were residential real estate loans with $1.3 million current and $0.9 million past due. Commercial, financial, and agricultural loans represented $8.6 million of classified loans, with $8.5 million current and $0.1 million past due. There were no classified real estate construction loans or land loans and all were all current. All real estate construction and land loans are well secured with collateral. The remaining $0.1 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans.

CRE loans, including multi-family loans, represented $1.3 billion or 57.8% of the total loan portfolio at September 30, 2015 compared to $814.4 million or 61.0% at December 31, 2014 and $757.2 million or 61.0% at September 30, 2014. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses. Real estate values in our geographic markets increased significantly from 2000 through 2007. Commencing in 2008, following the financial crisis and significant downturn in the economy, real estate values began to decline. This decline continued into 2009 and stabilized in 2010. The estimated decline in residential and commercial real estate values during this period ranged from 15-20% from the 2007 levels, depending on the nature and location of the real estate. Real estate values began to improve in 2012 and have continued into 2015.

As of September 30, 2015 and December 31, 2014, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $3.1 million and $6.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans were $1.4 million or 0.06% of total loans at September 30, 2015 and $1.2 million or 0.09% of total loans at December 31, 2014. Approximately $0.4 million of the nonaccrual loans at September 30, 2015 and $0.5 million at December 31, 2014, represent troubled debt restructured loans.

The Bank had no other real estate owned at September 30, 2015 and December 31, 2014 and $0.6 million at September 30, 2014.

The following table sets forth changes in the allowance for loan losses:

	For the Nine Months Ended	For the Year Ended
	September 30, 2015	December 31, 2014
(Dollars in thousands)
Allowance for loan losses balance at beginning of period	$17,637	$16,001

Charge-offs:
Commercial real estate mortgage loans	—	(461)
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	(149)	(257)
Commercial, financial and agricultural loans	(530)	(104)
Real estate construction and land loans	—	—
Installment/consumer loans	(2)	(2)
Total	(681)	(824)

Recoveries:
Commercial real estate mortgage loans	—	—
Multi-family mortgage loans	—	—
Residential real estate mortgage loans	78	170
Commercial, financial and agricultural loans	147	87
Real estate construction and land loans	—	—
Installment/consumer loans	6	3
Total	231	260

Net charge-offs	(450)	(564)
Provision for loan losses charged to operations	3,000	2,200
Balance at end of period	$20,187	$17,637

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	September 30, 2015		December 31, 2014
		Percentage		Percentage
		of Loans to		of Loans to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Commercial real estate mortgage loans	$7,643	44.8%	$6,994	44.5%
Multi-family loans	3,098	13.0	2,670	16.4
Residential real estate mortgage loans	2,004	16.7	2,208	11.7
Commercial, financial & agricultural loans	5,896	20.6	4,526	21.8
Real estate construction and land loans	1,361	4.1	1,104	4.8
Installment/consumer loans	185	0.8	135	0.8
Total	$20,187	100.0%	$17,637	100.0%

Non-Interest Income

Total non-interest income increased $1.3 million or 53.2% to $3.9 million for the three months ended September 30, 2015 compared to $2.6 million for the same period in 2014. The increase reflects $0.3 million in gains on the sale of the guaranteed portion of Small Business Administration (“SBA”) loans, $0.3 million in gains on the sale of commercial real estate and multi-family loans, and $0.7 million in higher levels of other non-interest income associated with fee income and Bank Owned Life Insurance (“BOLI”).

Total non-interest income increased $3.6 million or 63.7% to $9.3 million for the nine months ended September 30, 2015 compared to $5.7 million for the same period in 2014. The increase was primarily the result of net securities losses of $1.1 million in 2014 compared to none in 2015, increases in customer service fees and title fee income of $0.5 million and $0.2 million, respectively, gain on sale of loans of $0.5 million, gain on sale of SBA loans of $0.3 million and an increase in other operating income of $1.0 million primarily associated with (i) BOLI of $0.5 million; and; (ii) swap fee income of $0.5 million, compared to the prior year.

Non-Interest Expense

Total non-interest expense increased $7.3 million or 60.2% to $19.4 million during the three months ended September 30, 2015 compared to $12.1 million over the same period in 2014.  Salaries and employee benefits increased $3.3 million or 49.9% to $10.0 million for the three months ended September 30, 2015 from $6.7 million for the same period in 2014. The increase reflects additional staff associated with the CNB acquisition, additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio. Occupancy and equipment expense increased $1.2 million to $3.2 million compared to $2.0 million in September 2014. Additionally, there was $0.9 million in acquisition costs and branch restructuring charges, $0.6 million of amortization of intangibles and an increase of $0.6 million in other operating expenses.

Total non-interest expense increased $15.5 million or 39.5% to $54.7 million during the nine months ended September 30, 2015 compared to $39.2 million over the same period in 2014.  Salaries and employee benefits increased $5.8 million or 30.0% to $25.1 million for the nine months ended September 30, 2015 from $19.3 million for the same period in 2014. The increase reflects additional staff associated with the CNB acquisition, additional positions to support the Company’s expanding infrastructure, new branches and a larger loan portfolio. Occupancy and equipment expense increased $2.1 million to $7.7 million as of September 30, 2015 as compared to $5.5 million for the same period last year. The increase primarily reflects facilities costs associated with the acquired CNB operations. Acquisition costs and branch restructuring charges increased $4.5 million or 96.1% to $9.3 million as compared to $4.7 million for the same period last year. Marketing and advertising and professional services both increased $0.5 million as of September 30, 2015 to $2.3 million and $1.7 million, respectively, as compared to $1.8 million and $1.2 million, respectively, for the same period last year. Other operating expenses increased $1.1 million for the nine months ended September 30, 2015 to $4.3 million as compared to $3.2 million for the nine months ended September 30, 2014. Additionally, there was $0.5 million of amortization of intangibles and an increase of $0.3 million in technology and communications.

Income Taxes

The provision for income taxes was $4.2 million for the three months ended September 30, 2015 compared to $2.5 million for the three months ended September 30, 2014. The effective rate for the three months ended September 30, 2015 was 35% compared to 33.5% for the same period in 2014. The increase in the effective rate is primarily due to higher pretax income in 2015.

The provision for income taxes was $6.6 million for the nine months ended September 30, 2015 and $4.8 for the nine months ended September 30 2014. The effective tax rate for the nine months ended September 30, 2015 increased to 33.6% from 33.5% for the same period last year. The increase in the effective rate was a result of higher pre-tax income.

Financial Condition

Total assets grew $1.29 billion to $3.51 billion, a 58.3% increase over the September 30, 2014 level of $2.22 billion, and increased 53.3% over the December 31, 2014 level of $2.29 billion. This increase reflects strong organic growth in new and existing markets as well as $899.5 million in acquired assets from CNB on June 19, 2015.

Cash and due from banks increased $15.8 million and interest earning deposits with banks increased $38.3 million compared to December 31, 2014. Total securities increased $55.6 million or 6.9% to $857.7 million and net loans increased $960.4 million or 72.7% to $2.28 billion compared to December 31, 2014 levels. The increase in net loans includes $735.6 million of CNB acquired loans. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Goodwill and Other Intangible assets increased $94.2 million compared to December 31, 2014. Goodwill of $86.0 million, $5.9 million core deposit intangible, $2.2 non-compete intangible and $0.8 million of SBA loan servicing rights were recorded in connection with the CNB acquisition. Total deposits increased $1.07 billion to $2.91 billion at September 30, 2015 compared to $1.83 billion at December 31, 2014. Deposit growth includes $786.9 million in deposits acquired from CNB. Demand deposits increased $342.7 million to $1.05 billion as of September 30, 2015 compared to $703.1 million at December 31, 2014. Savings, NOW and money market deposits increased $560.6 million to $1.45 billion at September 30, 2014 from $989.3 million at December 31, 2014. Certificates of deposit of $100,000 or more increased $94.7 million to $177.8 million at September 30, 2015, from $83.1 million at December 31, 2014. Other time deposits increased $73.8 million to $132.1 million at September 30, 2015, from $58.3 million at December 31, 2014.

There were no Federal funds purchased as of September 30, 2015 compared to $75.0 million at December 31, 2014. Federal Home Loan Bank advances were $112.8 million as of September 30, 2015 and $138.3 million at December 31, 2014. Repurchase agreements decreased $10.1 million to $26.2 million at September 30, 2015 compared to $36.3 million as of December 31, 2014. Subordinated debentures were $78.3 million as of September 30, 2015 compared to none at December 31, 2014 and junior subordinated debentures remained at $15.9 million as of September 30, 2015 compared to December 31, 2014. Other liabilities and accrued expenses increased $14.0 million to $28.2 million as of September 30, 2015 from $14.2 million as of December 31, 2014. Stockholders’ equity was $340.4 million at September 30, 2015, an increase of $165.3 million or 94.4% from December 31, 2014, reflecting net income of $13.1 million and $1.1 million related to stock based compensation plans, the issuance of $157.2 million in common equity in connection with the acquisition of CNB, and a decrease in the unrealized loss on available for sale securities of $3.2 million, partially offset by $9.4 million paid in dividends. In October 2015, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Company’s principal sources of liquidity included cash and cash equivalents of $29.2 million as of September 30, 2015, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the nine months ended September 30, 2015, the Bank paid $10.0 million in cash dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of October 1, 2015, the Bank has $32.7 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At September 30, 2015, the Bank had aggregate lines of credit of $295.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $275.0 million is available on an unsecured basis. As of September 30, 2015, the Bank had no overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of September 30, 2015, the Bank had no outstanding FHLB overnight borrowings and $111.8 million outstanding in FHLB term borrowings. The Bank had $25.0 million of securities sold under agreements to repurchase outstanding as of September 30, 2015 with brokers and $1.2 million outstanding with customers. As of December 31, 2014, the Bank had $35.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.3 million outstanding with customers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of September 30, 2015, the Bank had $22.4 million outstanding in brokered certificates of deposits and $195.1 million outstanding in brokered money market accounts. As of December 31, 2014 the Bank had $8.3 million of brokered deposits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of September 30, 2015, the Company and the Bank met all capital adequacy requirements. The Company has the ability to issue additional common stock and/or preferred stock should the need arise.

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

The following table presents actual capital levels and minimum required levels for the Company and the Bank at September 30, 2015 (under Basel III rules) and December 31, 2014.

	Basel III Transitional
					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
As of September 30, 2015	Actual		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	$247,924	9.7%	$115,170	4.5%	n/a	n/a
Bank	312,502	12.2	115,165	4.5	$166,349	6.5%
Total Capital to Risk Weighted Assets:
Consolidated	363,750	14.2	204,747	8.0	n/a	n/a
Bank	332,965	13.0	204,738	8.0	255,922	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	263,287	10.3	153,560	6.0	n/a	n/a
Bank	312,502	12.2	153,553	6.0	204,738	8.0
Tier 1 Capital to Average Assets:
Consolidated	263,287	7.8	134,205	4.0	n/a	n/a
Bank	312,502	9.3	134,163	4.0	167,704	5.0

	Basel I
					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
As of December 31, 2014	Actual		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	n/a	n/a	n/a	n/a	n/a	n/a
Bank	n/a	n/a	n/a	n/a	n/a	n/a
Total Capital to Risk Weighted Assets:
Consolidated	$207,340	13.0%	$127,445	8.0%	n/a	n/a
Bank	206,633	13.0	127,427	8.0	$159,284	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	189,527	11.9	63,722	4.0	n/a	n/a
Bank	188,820	11.9	63,714	4.0	95,571	6.0
Tier 1 Capital to Average Assets:
Consolidated	189,527	8.4	90,614	4.0	n/a	n/a
Bank	188,820	8.3	90,617	4.0	113,271	5.0

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

Recent Regulatory and Accounting Developments

Refer to Note 16. “Recent Accounting Pronouncements,” of the Condensed Notes to the Consolidated Financial Statements for details related to recent regulatory and accounting developments.

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

At September 30, 2015, $790.4 million or 92.2% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at September 30, 2015:

Change in Interest	Potential Change
Rates in Basis Points	in Net
(Dollars in thousands)	Interest Income
	$ Change	% Change
200	$(3,804)	(3.64)%
100	$(1,884)	(1.80)%
Static	—	—
(100)	$399	0.38%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income over the next twelve months by 3.64 percent. Our balance sheet sensitivity to such a move in interest rates at September 30, 2015 decreased as compared to September 30, 2014 (which was a decrease of 6.29 percent in net interest income over a 12 month period). This decrease is due to several factors which reflect our strategy to lessen our exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio increased from 3.98 to 3.46. Additionally, the bank has increased its use of swaps to extend liabilities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101	The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2015, filed on November 9, 2015 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the Three and Nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Stockholders' Equity for the Nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the Nine months ended September 30, 2015 and 2014, and (vi) the Condensed Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

November 9, 2015	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

November 9, 2015	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer

