Form 10-K
period 2015-12-31
BRIDGE BANCORP INC
filed 2016-03-14
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission File No. 001-34096

BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value of $0.01 Per Share	The Nasdaq Stock Market, LLC

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2015, was $438,956,096.

The number of shares of the Registrant’s common stock outstanding on March 11, 2016 was 17,448,227.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2016 Annual Meeting to be filed pursuant to Regulation 14A on or before April 29, 2016 (Part III).

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

Federally chartered in 1910, the Bank was founded by local farmers and merchants and now operates forty branches, thirty-eight in the primary market areas of Suffolk and Nassau Counties, Long Island, with one branch in Bayside, Queens and one in Manhattan. For over a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) home equity loans; (4) construction loans; (5) residential mortgage loans; (6) secured and unsecured commercial and consumer loans; (7) FHLB, FNMA, GNMA and FHLMC and non-agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing multi-millions of FDIC insurance on CD deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, individual retirement accounts as well as investment services through Bridge Financial Services, which offers a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

The Bank employs 433 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive. In addition, the Company maintains equity incentive plans under which it may issue shares of common stock of the Company.

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

FNBNY

On February 14, 2014, the Company acquired FNBNY Bancorp and its wholly owned subsidiary, the First National Bank of New York (collectively “FNBNY”) at a purchase price of $6.1 million and issued an aggregate of 240,598 Company shares in exchange for all the issued and outstanding stock of FNBNY. The purchase price was subject to certain post-closing adjustments equal to 60 percent of the net recoveries on $6.3 million of certain identified problem loans over a two-year period after the acquisition. As of February 14, 2016, a net recovery of $0.4 million was realized and $0.3 million has been distributed to the former FNBNY shareholders. At acquisition, FNBNY had total acquired assets on a fair value basis of $211.9 million, with loans of $89.7 million, investment securities of $103.2 million and deposits of $169.9 million. With three full-service branches, including the Company’s first two branches in Nassau County located in Merrick and Massapequa, and one in western Suffolk County located in Melville, the transaction expanded our geographic footprint into Nassau County, complemented our existing branch network and enhanced our asset generation capabilities. The expanded branch network allows us to serve a greater portion of the Long Island and metropolitan marketplace.

Community National Bank (“CNB”)

On June 19, 2015, the Company acquired Community National Bank (“CNB”) at a purchase price of $157.5 million, issued an aggregate of 5.647 million Bridge Bancorp common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $89.0 million, which is not deductible for tax purposes. At acquisition, CNB had total acquired assets on a fair value basis of $899.9 million, with loans of $734.0 million, investment securities of $90.1 million and deposits of $786.9 million. The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. It complements the Bank’s existing branch network and enhances asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of the Long Island and metropolitan marketplace through a network of 40 branches. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

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

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes in the regulation of insured depository institutions. Among other things, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of their prudential regulator rather than the Consumer Financial Protection Bureau.

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

Loans and Investments

There are no restrictions on the type of loans a national bank can originate and/or purchase. However, OCC regulations govern the Bank’s investment authority. Generally, a national bank is prohibited from investing in corporate equity securities for its own account. Under OCC regulations, a national bank may invest in investment securities, which are generally defined as marketable securities in the form of a note, bond or debenture. The OCC classifies investment securities into five different types and, depending on its type, a national bank may have the authority to deal in and underwrite the security. The OCC has also permitted national banks to purchase certain noninvestment grade securities that can be reclassified and underwritten as loans.

Lending Standards

The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, adopted and maintain written policies that establish appropriate

Page -3-

limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

Federal Deposit Insurance

The Bank is a member of the DIF, which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC. Effective July 22, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the deposit insurance available on all deposit accounts to $250,000 with a retroactive effective date of January 1, 2008.

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

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized FICO assessment was equal to 0.60 basis points of average consolidated total assets less average tangible equity.

Capitalization

Federal regulations require FDIC insured depository institutions, including national banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8% and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

As noted, the capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

Page -4-

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

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

The recent final rule that increased regulatory capital standards adjusted the prompt corrective action tiers as of January 1, 2015. The various categories have been revised to incorporate the new common equity Tier 1 capital requirement, the increase in the Tier 1 to risk-based assets requirement and other changes. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged).

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

Page -5-

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

The Federal Reserve Board previously adopted consolidated capital adequacy guidelines for bank holding structured similarly, but not identically, to those of the OCC for the Bank. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased-in between 2016 and 2019. The new capital rule eliminates from Tier 1 capital the inclusion of certain instruments, such as trust preferred securities, that were previously includable by bank holding companies. However, the final rule grandfathers trust preferred issuances prior to May 19, 2010 in accordance with the Dodd-Frank Act. The Company has issued trust preferred securities that qualify for the grandfather. The Company met all capital adequacy requirements under the new capital rules on December 31, 2015.

Page -6-

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

The Company had nominal results of operations for 2015, 2014, and 2013 on a parent-only basis. The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 16 of the Notes to the Consolidated Financial Statements). Since 2013, the Company has actively managed its capital position in response to its growth and has raised $210.7 million in capital.

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

Page -7-

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

Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in Suffolk County on eastern Long Island. The local economic conditions on eastern Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and results of operations. Additionally, while we have a significant amount of commercial real estate loans, the majority of which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

Changes in interest rates also affect the fair value of our securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  As of December 31, 2015, our securities portfolio totaled $1.0 billion.

In addition, the Dodd-Frank Act eliminated the federal prohibition on paying interest on demand deposits effective July 21, 2011, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this change to existing law could increase our interest expense.

Strong competition within our market area may limit our growth and profitability.

The Bank’s primary market area is located in Nassau and Suffolk Counties, Long Island. Since 2010, the Bank has expanded its market areas to include branches in the towns of Babylon, Smithtown and Islip. In December 2012, the Bank opened administrative offices in Hauppauge, New York, to better service customers as the Bank continues to move westward. During 2013, the Bank opened two new branches: one in March located in Rocky Point, New York and one in May located on Shelter Island, New York. During 2014, the Bank opened three branches in Suffolk County: Bay Shore, Port Jefferson and Smithtown, New York and added three branches, including the first two branches in Nassau County, from the acquisition of FNBNY. The acquisition of CNB during 2015 expanded the Bank’s geographic footprint across Long Island including Nassau County, Queens and into New York City. Competition in the banking and financial services industry remains intense. The profitability of the Bank depends on the continued ability to successfully compete. The Bank competes with commercial banks, savings banks, credit unions, insurance companies, and brokerage and investment banking firms. Many of our competitors have substantially greater resources and lending limits than the

Page -8-

Bank and may offer certain services that the Bank does not provide. In addition, competitors may offer deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than the Bank has been willing to offer.

Acquisitions involve integrations and other risks.

Acquisitions involve a number of risks and challenges including: our ability to integrate the branches and operations we acquire, and the associated internal controls and regulatory functions, into our current operations; our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage the loans we acquire; our ability to attract new deposits and to generate new interest-earning assets in geographic areas we have not previously served. Additionally, no assurance can be given that the operation of acquired branches would not adversely affect our existing profitability; that we would be able to achieve results in the future similar to those achieved by our existing banking business; that we would be able to compete effectively in the market areas served by acquired branches; or that we would be able to manage any growth resulting from the transaction effectively. We face the additional risk that the anticipated benefits of the acquisition may not be realized fully or at all, or within the time period expected. Finally, acquisitions typically involve the payment of a premium over book and trading values and therefore, may result in dilution of our book and tangible book value per share.

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

Although economic and real estate conditions improved in 2015, we continue to operate in a challenging environment both nationally and locally. This poses significant risks to both the Company’s business and the banking industry as a whole. Although we have taken, and continue to take, steps to reduce our exposure to the risks that stem from adverse changes in such conditions, we nonetheless could be impacted by them to the degree that they affect the loans we originate and the securities we invest in. Specific risks include reduced loan demand from quality borrowers; increased competition for loans; increased loan loss provisions resulting from deterioration in loan quality caused by, among other things, depressed real estate values and high levels of unemployment; reduced net interest income and net interest margin caused by a sustained period of low interest rates; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; and volatile equity markets.

Page -9-

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

The trust preferred securities and subordinated debentures that we issued have rights that are senior to those of our common shareholders. The conversion of the trust preferred securities into shares of our common stock could result in dilution of your investment.

In October 2009 we issued $16 million of 8.5% cumulative convertible trust preferred securities from a special purpose trust, and we issued an identical amount of junior subordinated debentures to this trust.  Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trust are senior to our shares of common stock. In addition, we issued $80 million of subordinated debentures in 2015. As a result, we must make payments on the junior subordinated debentures and the subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the obligations with respect to the junior subordinated debentures and the subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

In addition, each $1,000 in liquidation amount of the trust preferred securities currently is convertible, at the option of the holder, into 32.2581 shares of our common stock.  The conversion of these securities into shares of our common stock would dilute the ownership interests of purchasers of our common stock in this offering.

The Dodd-Frank Wall Street Reform and Consumer Protection Act tightened capital standards, created a new Consumer Financial Protection Bureau and resulted in new laws and regulations that are expected to increase our cost of operations.

The Dodd-Frank Act is significantly changing the bank regulatory structure and is impacting the largest financial institutions as well as regional banks and community banks. The federal regulatory agencies, specifically the SEC and the new Consumer Financial Protection Bureau, are given significant discretion in drafting the implementing regulations.

The major bank-related provisions under the Dodd-Frank Act pertained to: capital requirements; mortgage reform and minimum lending standards; consumer financial protection bureau; sale of mortgage loans (including risk retention requirements); FDIC insurance-related provisions; preemption standards for national banks; abolishment of the Office of Thrift Supervision; interchange fee for debit card transactions; Volcker Rule; regulation of derivatives/swaps; Financial Services Oversight Council; resolution authority; and corporate governance matters (e.g.; “say on pay”; new executive compensation disclosure and clawbacks, etc.). Given the range of topics in the Dodd-Frank Act and the voluminous regulations required to implement by the Dodd-Frank Act, the full impact will not be known for some time.

Certain provisions of the Dodd-Frank Act impacted banks upon enactment of the legislation. Examples of this were the permanent increase of FDIC deposit insurance limits, the FDIC Assessment Base calculation change and the removal of the cap for the Deposit Insurance Fund, all of which in turn affected banks' FDIC deposit insurance premiums. Certain provisions of the Dodd-Frank Act had a near-term effect on us. For example, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are examined by their applicable bank regulators.  The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

Page -10-

It is difficult to fully assess at this time what specific impact the Dodd-Frank Act and the implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

There have been well-publicized distributed denials of service attacks on large financial services companies. Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. We may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

Severe weather, acts of terrorism and other external events could impact our ability to conduct business.

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

Page -11-

established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Changes in tax laws.

The Company is subject to income tax under Federal, New York State, New York City and New Jersey State laws and regulations. Changes in such laws and regulations could increase the Company’s tax burden and such increase could have a material negative impact on the consolidated financial statements.

We may incur impairment to our goodwill

Goodwill arises when a business is purchased for an amount greater than the fair value of the net assets acquired. We recognized goodwill as an asset on our balance sheet in connection with the CNB, FNBNY and HSB acquisitions. We evaluate goodwill for impairment at least annually. Although we determined that goodwill was not impaired during 2015, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If we were to conclude that a future write-down of the goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to the Company’s consolidated financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, the Registrant does not own or lease any property. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932. The Bank’s internet address is www.bridgenb.com.

As of December 31, 2015, the Bank has six owned properties: our headquarters and branch office in Bridgehampton and 5 branches located in Montauk, Southold, Westhampton Beach, Southampton Village, and East Hampton Village. In 2011, the Bank purchased real estate in the Town of Southold which will also be considered as a site for a future branch facility. The Bank currently leases out a portion of the Montauk and Westhampton Beach buildings. The Bank leases thirty four additional properties as branch locations: twenty three in Suffolk County, nine in Nassau County, one in Queens and one in Manhattan. The Bank currently subleases a portion of the leased property located in Patchogue and Melville, New York. The Bank leases two properties as loan production offices: one in Riverhead, New York and one in New York City. In addition, one leased property in New York City is fully sublet.

Item 3. Legal Proceedings

The Registrant and its subsidiary are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management at the present time, the resolution of any pending or threatened litigation will not have a material adverse effect on the Company’s consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2015, the Company had approximately 1,049 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “BDGE”. The following table details the quarterly high and low closing prices of the Company’s common stock and the dividends declared for such periods.

Page -12-

COMMON STOCK INFORMATION

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2015
First	$26.70	$24.55	$0.23
Second	$27.89	$24.33	$0.23
Third	$28.12	$25.85	$0.23
Fourth	$32.05	$26.26	$0.23

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2014
First	$27.35	$23.74	$0.23
Second	$27.40	$23.28	$0.23
Third	$25.37	$23.03	$0.23
Fourth	$27.03	$23.31	$0.23

Stockholders received cash dividends totaling $13.4 million in 2015 and $10.7 million in 2014. The ratio of dividends per share to net income per share was 63.55% in 2015 compared to 77.43% in 2014.

There are various legal limitations with respect to the Company’s ability to pay dividends to shareholders and the Bank’s ability to pay dividends to the Company.  Under the New York Business Corporation Law, the Company may pay dividends on its outstanding shares unless the Company is insolvent or would be made insolvent by the dividend.  Under federal banking law, the prior approval of the Federal Reserve Board and the Office Comptroller of the Currency (the “OCC”) may be required in certain circumstances prior to the payment of dividends by the Company or the Bank.  A national bank may generally declare a dividend, without approval from the OCC, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend.  At January 1, 2016, the Bank had $27.6 million of retained net income available for dividends to the Company. The OCC also has the authority to prohibit a national bank from paying dividends if such payment is deemed to be an unsafe or unsound practice.  In addition, as a depository institution the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC. The Bank currently is not (and never has been) in default under any of its obligations to the FDIC.

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

Page -13-

PERFORMANCE GRAPH

Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size $1 billion to $5 billion, as reported by SNL Financial LC (“SNL”) from December 31, 2010 through December 31, 2015. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Bridge Bancorp, Inc.	100.00	83.40	89.93	118.48	126.55	149.00
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors approved a stock repurchase program on March 27, 2006 which authorized the repurchase of 309,000 shares. No shares were purchased during the year ended December 31, 2015. The total number of shares purchased as part of the publicly announced plan totaled 141,959 as of December 31, 2015. The maximum number of remaining shares that may be purchased under the plan totals 167,041 as of December 31, 2015. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended December 31, 2015.

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

December 31,	2015	2014	2013	2012	2011
Selected Financial Data:

Securities available for sale	$800,203	$587,184	$575,179	$529,070	$441,439
Securities, restricted	24,788	10,037	7,034	2,978	1,660
Securities held to maturity	208,351	214,927	201,328	210,735	169,153
Loans held for sale	—	—	—	—	2,300
Loans held for investment	2,410,774	1,338,327	1,013,263	798,446	612,143
Total assets	3,781,959	2,288,524	1,896,612	1,624,574	1,337,345
Total deposits	2,843,625	1,833,779	1,539,079	1,409,322	1,188,185
Total stockholders’ equity	341,128	175,118	159,460	118,672	106,987

Years Ended December 31,
Selected Operating Data:

Total interest income	$106,240	$74,910	$58,430	$54,514	$50,426
Total interest expense	10,129	7,460	7,272	7,555	7,616
Net interest income	96,111	67,450	51,158	46,959	42,810
Provision for loan losses	4,000	2,200	2,350	5,000	3,900

Net interest income after provision for loan losses	92,111	65,250	48,808	41,959	38,910
Total non-interest income	12,668	8,166	8,891	10,673	6,949
Total non-interest expense	72,890	52,414	37,937	33,780	30,837

Income before income taxes	31,889	21,002	19,762	18,852	15,022
Income tax expense	10,778	7,239	6,669	6,080	4,663
Net income(1)(2)(3)(4)	$21,111	$13,763	$13,093	$12,772	$10,359

December 31,
Selected Financial Ratios and Other Data:

Return on average equity(1)(2)(3)(4)	7.91%	7.76%	9.89%	11.78%	14.37%
Return on average assets(1)(2)(3)(4)	0.71%	0.64%	0.77%	0.88%	0.88%
Average equity to average assets	9.01%	8.27%	7.80%	7.49%	6.11%
Dividend payout ratio (5)(6)	63.55%	77.43%	51.58%	77.50%	44.35%
Basic earnings per share(1)(2)(3)(4)	$1.43	$1.18	$1.36	$1.48	$1.54
Diluted earnings per share(1)(2)(3)(4)	$1.43	$1.18	$1.36	$1.48	$1.54
Cash dividends declared per common share (5)(6)	$0.92	$0.92	$0.69	$1.15	$0.69

(1)	2015 amount includes $6.3 of acquisition costs, net of income taxes, associated with the CNB acquisition.
(2)	2014 amount includes $3.8 million of acquisition costs associated with the FNBNY and CNB acquisitions and branch restructuring costs, net of income taxes

(3)	2013 amount includes $0.4 million of acquisition costs, net of income taxes, associated with the FNBNY acquisition.
(4)	2011 amount includes $0.5 million of acquisition costs, net of income taxes, associated with the HSB acquisition.
(5)	The dividend payout ratio and cash dividends declared per common share for 2012 includes five declared quarterly dividends.
(6)	The dividend payout ratio and cash dividends declared per common share for 2013 and 2011 includes three declared quarterly dividends.

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

Year and Quarterly Highlights

•	Net income of $8.0 million and $0.46 per diluted share for the fourth quarter 2015 compared to $4.2 million and $0.36 per diluted share for the fourth quarter 2014. Net income for 2015 was $21.1 million and $1.43 per diluted share, compared to $13.8 million and $1.18 per diluted share in 2014.

•	Returns on average assets and equity for 2015 were 0.71% and 7.91%, respectively.

•	Net interest income increased to $96.1 million for 2015 compared to $67.5 million in 2014.

•	Net interest margin was 3.57% for 2015 and 3.41% for 2014.

•	Total assets of $3.8 billion at December 31, 2015, an increase of $1.5 billion or 65.3% over the same date last year.

•	Total loans held for investment of $2.4 billion at December 31, 2015, an increase of 80.1% from December 31, 2014.
Page -16-

•	Total investment securities of $1.0 billion at December 31, 2015, an increase of 25.7% over December 31, 2014.

•	Total deposits of $2.8 billion at December 31, 2015, an increase of $1.0 billion or 55.1% over 2014 level.

•	Allowance for loan losses was 0.86% of loans as of December 31, 2015, compared to 1.32% at December 31, 2014.

•	Completed the acquisition of CNB in June 2015.

•	A cash dividend of $0.23 per share was declared in January 2016 and paid in February 2016.

Significant Events

Issuance of sub debt

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures (the “Notes”). $40.0 million of the Notes are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the Notes are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points.

The Notes are included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Acquisition of Community National Bank

On June 19, 2015, the Company acquired Community National Bank (“CNB”) at a purchase price of $157.5 million, issued an aggregate of 5.647 million Bridge Bancorp common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $89.0 million, which is not deductible for tax purposes. At acquisition, CNB had total acquired assets on a fair value basis of $899.9 million, with loans of $734.0 million, investment securities of $90.1 million and deposits of $786.9 million. The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. It complements the Bank’s existing branch network and enhances asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of the Long Island and metropolitan marketplace through a network of 40 branches.

Acquisition of FNBNY

On February 14, 2014, the Company acquired FNBNY Bancorp and its wholly owned subsidiary, the First National Bank of New York (collectively “FNBNY”) at a purchase price of $6.1 million and issued an aggregate of 240,598 Company shares in exchange for all the issued and outstanding stock of FNBNY. The purchase price was subject to certain post-closing adjustments equal to 60 percent of the net recoveries on $6.3 million of certain identified problem loans over a two-year period after the acquisition. As of February 14, 2016, a net recovery of $0.4 million was realized and $0.3 million has been distributed to the former FNBNY shareholders. At acquisition, FNBNY had total acquired assets on a fair value basis of $211.9 million, with loans of $89.7 million, investment securities of $103.2 million and deposits of $169.9 million. With three full-service branches, including the Company’s first two branches in Nassau County located in Merrick and Massapequa, and one in western Suffolk County located in Melville, the transaction expanded our geographic footprint into Nassau County, complemented our existing branch network and enhanced our asset generation capabilities. The expanded branch network allowed the Company to serve a greater portion of the Long Island and metropolitan marketplace.

Current Regulatory Environment

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

Additionally, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule In July 2013 that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-

Page -17-

weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rules, while more favorable to community banks, require that all banks maintain higher levels of capital. The Bank’s current capital levels meet these new requirements.

In December 2015, the Federal Reserve increased the federal funds target rate 25 basis points. The Federal Open Market Committee (“FOMC”) anticipates maintaining the federal funds target rate at 25 to 50 basis points due to uncertain global economic conditions. In determining the timing and amount of future adjustments to the target rate, the Committee will assess labor market conditions, inflation and economic activity, as well as global market developments. The Committee continues its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and rolling over maturing Treasury securities at auction and anticipates doing so until normalization of the level of the federal funds rate is well under way.

Growth and service strategies have the potential to offset the compression on net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2010, the Bank has opened ten new branches, including the most recent branch openings in September 2014 in Bay Shore, New York, November 2014 in Port Jefferson, New York and December 2014 in Smithtown, New York. Most of the recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. The Bank has also grown through acquisitions including the June 2015 acquisition of CNB, the February 2014 acquisition of FNBNY, and the May 2011 acquisition of Hampton State Bank. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

Challenges and Opportunities

As noted earlier, on June 19, 2015, the Company acquired CNB. This acquisition increases the Company’s scale and continues the westward expansion into new markets in Nassau County, Queens and Manhattan. Management recognizes the challenges associated acquisitions and leveraged the experience gained in the acquisitions of FNBNY in 2014 and Hamptons State Bank in 2011, to successfully integrate the operations of CNB.

Although the economy, real estate values and unemployment rates have improved, recent declines in the stock market and in oil prices indicate that economic uncertainty still exists. The Bank continues to face challenges associated with ever increasing regulations and the current historically low interest rate environment. Over time, additional rate increases should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of our available for sale securities declines when rates increase, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the tenor of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long term benefits.

The key to delivering on the Company’s mission is combining its expanding branch network, improving technology, and experienced professionals with the critical element of local decision making. The successful expansion of the franchise’s geographic reach continues to deliver the desired results: increasing core deposits and loans, and generating higher levels of revenue and income.

Corporate objectives for 2016 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow its franchise and that continued investments to generate core funding, quality loans and new sources of revenue remain keys to continue creating long term shareholder value. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities for growth and to strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as we consider growth initiatives and evaluate loans and investments.

Page -18-

Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

CRITICAL ACCOUNTING POLICIES

Note 1 of our Notes to Consolidated Financial Statements for the year ended December 31, 2015 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

Page -19-

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at December 31, 2015 and 2014, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding our allowance for loan losses, see Note 3 of the Notes to the Consolidated Financial Statements.

NET INCOME

Net income for 2015 totaled $21.1 million or $1.43 per diluted share while net income for 2014 totaled $13.8 million or $1.18 per diluted share, as compared to net income of $13.1 million, or $1.36 per diluted share for the year ended December 31, 2013. Net income increased $7.3 million or 53.4% in 2015 compared to 2014 and net income for 2014 increased $0.7 million or 5.1% as compared to 2013. Significant trends for 2015 include: (i) a $28.7 million or 42.5% increase in net interest income; (ii) a $1.8 million increase in the provision for loan losses; (iii) a $4.5 million or 55.1% increase in total non-interest income compared to 2014; and (iv) a $20.5 million or 39.1% increase in total non-interest expenses including $9.8 million of costs associated with the acquisition of CNB that closed on June 19, 2015. The effective income tax rate was 33.8% for 2015 compared to 34.5% for 2014.

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

Page -20-

Years Ended December 31,	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest earning assets:
Loans, net (1)(2)	$1,876,934	$89,204	4.75%	$1,176,715	$57,637	4.90%	$883,511	$45,257	5.12%
Mortgage-backed, CMOs and other asset-back securities	562,553	11,173	1.99	512,929	10,644	2.08	395,402	6,956	1.76
Tax exempt securities (2)	73,796	2,590	3.51	86,795	2,925	3.37	112,393	3,355	2.99
Taxable securities	197,363	4,574	2.32	222,018	4,702	2.12	213,368	4,012	1.88
Federal funds sold	8	—	—	—	—	—	—	—	—
Deposits with banks	18,614	47	0.25	12,423	32	0.26	9,773	28	0.29
Total interest earning assets	2,729,268	107,588	3.94	2,010,880	75,940	3.78	1,614,447	59,608	3.69
Non interest earning assets:
Cash and due from banks	55,570			40,728			33,417
Other assets	179,205			93,405			49,398
Total assets	$2,964,043			$2,145,013			$1,697,262

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,289,678	$4,002	0.31%	$996,315	$3,223	0.32%	$827,464	$3,543	0.43%
Certificates of deposit of $100,000 or more	134,211	929	0.69	94,599	767	0.81	99,899	1,079	1.08
Other time deposits	96,617	673	0.70	59,321	426	0.72	38,462	340	0.88
Federal funds purchased and repurchase agreements	115,648	474	0.41	81,768	588	0.72	59,747	505	0.85
Federal Home Loan Bank term advances	127,358	1,425	1.12	125,949	1,091	0.87	41,113	440	1.07
Subordinated debentures	21,911	1,261	5.76	—	—	—	—	—	—
Junior subordinated debentures	15,875	1,365	8.60	15,870	1,365	8.60	15,864	1,365	8.60
Total interest bearing liabilities	1,801,298	10,129	0.56	1,373,822	7,460	0.54	1,082,549	7,272	0.67
Non-interest bearing liabilities:
Demand deposits	873,794			578,936			474,367
Other liabilities	21,936			14,714			7,994
Total liabilities	2,697,028			1,967,472			1,564,910
Stockholders’ equity	267,015			177,409			132,352
Total liabilities and stockholders’ equity	$2,964,043			$2,144,881			$1,697,262

Net interest income/interest rate spread (3)		97,459	3.38%		68,480	3.24%		52,336	3.02%

Net interest earning assets/net interest margin (4)	$927,970		3.57%	$637,058		3.41%	$531,898		3.24%

Ratio of interest earning assets to interest bearing liabilities			151.52%			146.37%			149.13%

Less: Tax equivalent adjustment		(1,348)			(1,030)			(1,178)

Net interest income		$96,111			$67,450			$51,158

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan loss, and include loans held for sale.
(2)	The above table is presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

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

Years Ended December 31,	2015 Over 2014 Changes Due To			2014 Over 2013 Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans (1) (2)	$33,380	$(1,813)	$31,567	$14,403	$(2,023)	$12,380
Mortgage-backed, CMOs and other asset-backed securities	1,004	(475)	529	2,288	1,400	3,688
Tax exempt securities (2)	(453)	118	(335)	(824)	394	(430)
Taxable securities	(549)	421	(128)	166	524	690
Deposits with banks	16	(1)	15	7	(3)	4
Total interest earning assets	33,398	(1,750)	31,648	16,040	292	16,332

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	884	(105)	779	666	(986)	(320)
Certificates of deposit of $100,000 or more	462	(300)	162	(93)	(219)	(312)
Other time deposits	259	(12)	247	157	(71)	86
Federal funds purchased and repurchase agreements	193	(307)	(114)	168	(85)	83
Federal Home Loan Bank Advances	13	321	334	753	(102)	651
Subordinated debentures	1,261	—	1,261	—	—	—
Junior subordinated debentures	—	—	—	—	—	—
Total interest bearing liabilities	3,072	(403)	2,669	1,651	(1,463)	188
Net interest income	$30,326	$(1,347)	$28,979	$14,389	$1,755	$16,144

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan loss, and include loans held for sale.

(2)	The above table is presented on a tax equivalent basis.

The net interest margin increased to 3.57% in 2015 compared to 3.41% for the year ended December 31, 2014 and 3.24% in 2013. The increase in 2015 compared to 2014 and 2013 is primarily attributable to the positive impact of increased loan demand, higher deposit balances, higher yields on securities, and the positive impact of accretion of purchase accounting discounts. The total average interest earning assets in 2015 increased $718.4 million or 35.7% over 2014 levels, yielding 3.94% and the overall funding cost was 0.38%, including demand deposits. The yield on interest earning assets increased approximately 16 basis points while the cost of interest bearing liabilities increased approximately 2 basis points during 2015 compared to 2014 due to the borrowing costs related to the subordinated debentures. Average total deposits increased $664.1 million compared to 2014 and funded higher yielding average loans, which grew $700.2 million from the comparable 2014 levels.

Net interest income was $96.1 million in 2015 compared to $67.5 million in 2014 and $51.2 million in 2013. The increase in net interest income of $28.6 million or 42.4% as compared to 2014, and the increase in net interest income of $16.3 million or 31.9% in 2014 as compared to 2013, primarily resulted from the effect of the increase in the volume of average total interest earning assets and the decrease in the cost of average total interest bearing liabilities being greater than the effect of the increase in volume of average total interest bearing liabilities and the decrease in yield on average total interest earning assets.

Average total interest earning assets grew by $718.4 million or 35.7% to $2.7 billion in 2015 compared to $2.0 billion in 2014. During this period, the yield on average total interest earning assets increased to 3.94% from 3.78%. Average total interest earning assets grew by $396.4 million or 24.6% to $2.0 billion in 2014 compared to $1.6 billion in 2013. During this period, the yield on average total interest earning assets increased to 3.78% from 3.69%.

Page -22-

For the year ended December 31, 2015, average loans grew by $700.2 million or 59.5% to $1.88 billion as compared to $1.18 billion in 2014 and increased $293.2 million or 33.2% compared to $883.5 million in 2013. Real estate mortgage loans, multi-family loans and commercial loans primarily contributed to the growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the year ended December 31, 2015, average total investments increased by $12.0 million or 1.5% to $833.7 million as compared to $821.7 million in 2014 and increased $100.5 million or 14.0% as compared to $721.2 million in 2013. To position the balance sheet for the future and better manage capital, liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2015, 2014 and 2013 resulting in net losses of $0.008 million and $1.1 million in 2015 and 2014, respectively, and net gains of $2.6 million for 2013. There were no federal funds sold in 2015, 2014 and 2013.

Average total interest bearing liabilities were $1.80 billion in 2015 compared to $1.38 billion in 2014 and $1.08 billion in 2013. The Bank grew deposits in 2015 as a result of opening three new branches in the fourth quarter of 2014, building new relationships in existing markets and the CNB acquisition, which closed in June 2015, adding eleven additional branches to the existing branch network. The cost of interest bearing liabilities increased to 0.56% for 2015 compared to 0.54% for 2014 and 0.67% for 2013. During 2015, the Bank reduced interest rates on deposit products through prudent management of deposit pricing. The reduction in deposit rates was offset by higher long-term borrowing costs associated with $80.0 million in subordinated debentures issued in September 2015. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates, making the balance sheet more liability sensitive.

For the year ended December 31, 2015, average total deposits increased by $665.1 million or 38.5% to $2.40 billion as compared to average total deposits of $1.73 billion for the year ended December 31, 2014. Components of this increase include an increase in average demand deposits for 2015 of $294.9 million or 50.9% to $873.8 million as compared to $578.9 million in average demand deposits for 2014 which increased by $104.6 million or 22.0% from $474.4 million in average demand deposits for 2013. The average balances in savings, NOW and money market accounts increased $293.4 million or 29.4% to $1.29 billion for the year ended December 31, 2015 compared to $996.3 million for the same period last year and increased $168.9 million or 20.4% over the 2013 amount of $827.5 million. Average balances in certificates of deposit of $100,000 or more and other time deposits increased $76.9 million or 50.0% to $230.8 million for 2015 as compared to 2014 and increased $15.6 million or 11.3% in 2014 as compared to 2013. Average public fund deposits comprised 14.7% of total average deposits during 2015, 16.8% in 2014 and 17.1% in 2013. Average federal funds purchased and repurchase agreements together with average Federal Home Loan Bank term advances increased $35.3 million or 17.0% to $243.0 million for the year ended December 31, 2015 as compared to average balances for 2014 and increased $106.9 million or 106.0% to $207.7 million for the year ended December 31, 2014 as compared to average balances for the same period in 2013.

Total interest income increased to $106.2 million in 2015 from $74.9 million in 2014 and $58.4 million in 2013, an increase of 41.8% during 2015 from 2014 and a 28.2% increase during 2014 from 2013. The ratio of interest earning assets to interest bearing liabilities increased to 151.5% in 2015 as compared to 146.4% in 2014 and 149.1% in 2013. Interest income on loans increased $31.1 million in 2015 over 2014 and $12.4 million in 2014 over 2013 was primarily due to growth in the loan portfolio. The yield on average loans was 4.8% for 2015, 4.9% for 2014 and 5.1% for 2013.

Interest income on investments in asset-backed, tax exempt and taxable securities decreased $0.3 million or 1.5% in 2015 to $17.0 million from $17.3 million in 2014 and increased $4.1 million or 31.1% in 2014 from $17.3 million in 2013. Interest income on securities included net amortization of premiums on securities of $4.9 million in 2015 compared to $3.8 million in 2014 and $5.2 million in 2013. The tax adjusted average yield on total securities was 2.2% in 2015, 2.2% in 2014, and 2.0% in 2013.

Total interest expense increased to $10.1 million for 2015 as compared to $7.5 million and $7.3 million for 2014 and 2013, respectively. The increase in interest expense in 2015 is a result of the increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 0.56% in 2015, 0.54% in 2014, and 0.67% in 2013.

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

Loans of approximately $26.9 million or 1.1% of total loans at December 31, 2015 were categorized as classified loans compared to $30.3 million or 2.3% at December 31, 2014 and $46.6 million or 4.6% at December 31, 2013. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized

Page -23-

as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly. The declining trend in the levels of classified loans reflects the improving economic environment.

At December 31, 2015, approximately $14.4 million of these classified loans were commercial real estate (“CRE”) loans which were well secured with real estate as collateral. Of the $14.4 million of CRE loans, $13.3 million were current and $1.1 million were past due. In addition, all of the CRE loans have personal guarantees. At December 31, 2015, approximately $2.3 million of classified loans were residential real estate loans with $0.1 million current and $2.2 million past due. Commercial, financial, and agricultural loans represented $10.1 million with $9.6 million current and $0.5 million past due. There were no classified real estate construction and land loans.. The remaining $0.1 million in classified loans are consumer loans that are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, we do not expect to sustain a material loss on these relationships.

CRE loans, including multi-family loans, represented $1.40 billion or 58.3% of the total loan portfolio at December 31, 2015 compared to $814.4 million or 61.0% at December 31, 2014 and $592.4 million or 58.6% at December 31, 2013. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

As of December 31, 2015 and December 31, 2014, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $3.0 million and $6.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans increased $0.1 million to $1.3 million or 0.06% of total loans at December 31, 2015 from $1.2 million or 0.09% of total loans at December 31, 2014. Approximately $0.09 million of the nonaccrual loans at December 31, 2015 and $0.5 million at December 31, 2014, represent troubled debt restructured loans.

Net charge-offs were $0.9 million for the year ended December 31, 2015 compared to $0.6 million for the year ended December 31, 2014 and $0.8 million for the year ended December 31, 2013. The ratio of allowance for loan losses to nonaccrual loans was 1,537%, 1,466% and 419%, at December 31, 2015, 2014, and 2013, respectively.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $4.0 million was recorded in 2015 as compared to $2.2 million in 2014 and $2.4 million in 2013. The allowance for loan losses increased to $20.7 million at December 31, 2015 as compared to $17.6 million at December 31, 2014 and $16.0 million at December 31, 2013. As a percentage of total loans, the allowance was 0.86%, 1.32% and 1.58% at December 31, 2015, 2014 and 2013, respectively. In accordance with current accounting guidance, the acquired CNB loans were recorded at fair value, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties.

Page -24-

The following table sets forth changes in the allowance for loan losses:

December 31,	2015	2014	2013	2012	2011
(Dollars in thousands)
Allowance for loan losses balance at beginning of period	$17,637	$16,001	$14,439	$10,837	$8,497

Charge-offs:
Commercial real estate mortgage loans	50	461	—	—	—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	249	257	420	1,210	259
Commercial, financial and agricultural loans	827	104	420	285	372
Real estate construction and land loans	—	—	23	—	864
Installment/consumer loans	2	2	53	15	186
Total	1,128	824	916	1,510	1,681

Recoveries:
Commercial real estate mortgage loans	—	—	—	—	—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	79	170	34	7	6
Commercial, financial and agricultural loans	149	87	87	83	96
Real estate construction and land loans	—	—	2	—	—
Installment/consumer loans	7	3	5	22	19
Total	235	260	128	112	121

Net charge-offs	(893)	(564)	(788)	(1,398)	(1,560)
Provision for loan losses charged to operations	4,000	2,200	2,350	5,000	3,900
Balance at end of period	$20,744	$17,637	$16,001	$14,439	$10,837
Ratio of net charge-offs during period to average loans outstanding	(0.04)%	(0.04)%	(0.09)%	(0.21)%	(0.28)%

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan type:

Years Ended December 31,	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
Commercial real estate mortgage loans	$7,850	43.8%	$6,994	44.5%	$6,279	47.9%	$4,445	41.7%	$3,530	46.4%
Multi-family loans	4,208	14.6	2,670	16.4	1,597	10.6	1,239	8.3	395	3.5
Residential real estate mortgage loans	2,115	16.3	2,208	11.7	2,712	15.2	2,803	18.0	2,280	23.1
Commercial, financial and agricultural loans	5,405	20.8	4,526	21.8	4,006	20.7	4,349	24.7	2,895	19.0
Real estate construction and land loans	1,030	3.8	1,104	4.8	1,206	4.7	1,375	6.1	1,465	6.6
Installment/consumer loans	136	0.7	135	0.8	201	0.9	228	1.2	272	1.4
Total	$20,744	100.0%	$17,637	100.0%	$16,001	100.0%	$14,439	100.0%	$10,837	100.0%

Non-Interest Income

Total non-interest income increased by $4.5 million or 55.1% in 2015 to $12.7 million and decreased by $0.7 million or 8.2% in 2014 to $8.2 million as compared to $8.9 million in 2013. The increase in total non-interest income in 2015 compared to 2014 was primarily the result of a $1.1 million decrease in net securities losses recognized for 2015, a $2.2 million increase in other operating income and $0.5 million increases in both service charges on deposit accounts and fees for other customer services. The decrease in total non-interest income in 2014 compared to 2013 was primarily the result of a $1.7 million decrease in net securities gains recognized for 2014, partially offset by an increase of $0.8 million in other operating income and $0.2 million in fees for other customer services.

Net securities losses of $8,000 were recognized in 2015 compared to net securities losses of $1.1 million in 2014. The decrease in net securities losses was the result of selling a portion of the available for sale investment securities portfolio in 2014 to position the balance sheet for the future and better manage capital, liquidity and interest rate risk. Net securities gains of $0.7 million were recognized in 2013. Bridge Abstract, the Bank’s title insurance abstract subsidiary, generated title fee income of $1.9 million in 2015 and $1.7 million in 2014 and 2013. Service charges on deposit accounts for the year ended December 31, 2015 increased $0.5 million or 16.6% to $3.7 million compared to $3.2 million for the years ended December 31, 2014 and 2013. Fees for other customer services

Page -25-

increased $0.5 million or 17.0% to $3.3 million compared to $2.8 million in 2014 and increased $0.2 million or 6.3% to $3.5 million compared to $3.3 million in 2013.

Other operating income for the year ended December 31, 2015 increased $2.2 million to $3.8 million compared to $1.6 million in 2014 and $0.8 million in 2013. The increase in 2015 is attributed to $1.0 million in gain on sales of mortgages and SBA loans, loan swap fee income of $0.4 million, $0.6 million in BOLI income and $0.2 million of loan service fee income.

Non-Interest Expense

Total non-interest expense increased $20.5 million or 39.1% to $72.9 million in 2015 compared to $52.4 million over the same period in 2014 and increased $14.5 million or 38.2% in 2014 from $37.9 million in 2013. The primary components of these increases were higher salaries and employee benefits, occupancy and equipment, technology and communications, marketing and advertising, professional services, FDIC assessments, amortization of core deposit intangibles, and other operating expenses. Additionally, during 2015 costs of $9.8 million were incurred related to the CNB acquisition.

Salaries and benefits increased $7.9 million or 30.2% to $33.9 million in 2015 as compared to $26.0 million in 2014 and increased $4.5 million or 20.8% from $21.5 million as of December 31, 2013. The increases in salary and benefits reflect additional positions to support the Company’s expanding infrastructure primarily related to the acquisition of CNB, a larger loan portfolio, and the related employee benefit costs.

Occupancy and equipment increased $3.3 million or 43.5% to $11.0 million in 2015 compared to $7.7 million in 2014 and increased $2.3 million or 43.5% from $5.4 million in 2014 compared to 2013. Technology and communications increased $0.4 million or 13.4% to $3.6 million compared to $3.2 million in 2014 and increased $0.6 million or 22.4% in 2014 from $2.6 million in 2013. Marketing and advertising increased $0.7 million or 28.6% to $3.1 million in 2015 from $2.4 million in 2014 and increased $0.5 million or 30.4% from $1.9 million in 2013. Higher occupancy and equipment expense, technology and communications, and marketing and advertising expense in 2015 and 2014 relate to the Company’s increased branch network and expanding infrastructure. Professional services increased $0.8 million or 51.4% to $2.3 million in 2015 from $1.5 million in 2014 and increased $0.2 million or 14.7% in 2014 from $1.3 million in 2013. FDIC assessments increased $0.3 million to $1.6 million compared to $1.3 million and $0.9 million in 2014 and 2013 respectively. In 2015, the Company incurred costs of $9.8 million related to the acquisition of CNB. For 2014, the Company incurred costs of $5.5 million related to the FNBNY and CNB acquisitions and branch restructuring costs. The acquisition costs of $0.5 million in 2013 were related solely to the FNBNY acquisition. The Company recorded amortization of other intangible assets of $1.4 million in 2015 primarily related to the CNB and FNBNY acquisitions, $0.3 million related to the FNBNY acquisition in 2014 and $0.1 million in 2013 for the HSB acquisition. Other operating expenses increased $1.6 million or 36.5% to $6.1 million in 2015 compared to $4.5 million in 2014 and $3.8 million in 2013.

Income Tax Expense

Income tax expense for December 31, 2015 was $10.8 million representing an increase of $3.5 million from 2014. Income tax expense for December 31, 2014 was $7.2 million representing an increase of $0.5 million from 2013. The effective tax rate was 33.8% for the year ended December 31, 2015 compared to 34.5% for the year ended December 31, 2014. The decrease in the effective tax rate relates primarily to the tax benefit recognized as a result of the change in New York City tax rates. The increase in income tax expense reflects higher income before income taxes, a lower percentage of interest income from tax exempt securities and higher state taxes. The effective tax rate for the year ended December 31, 2013 was 33.8%.

FINANCIAL CONDITION

The assets of the Company totaled $3.78 billion at December 31, 2015, an increase of $1.49 billion or 65.3% from the previous year-end with growth funded by deposits, borrowings and capital. This increase reflects strong growth in new and existing markets as well as $899.9 million in acquired assets from CNB on June 19, 2015.

Cash and due from banks increased $34.6 million or 76.8% to $79.8 million compared to December 2014 levels and interest earning deposits with banks increased $18.2 million or 274.7%. Total securities increased $206.4 million or 25.7% to $1.0 billion and net loans increased $1.1 billion or 81% to $2.4 billion compared to December 2014 levels. The increase in net loans includes $734.0 million of CNB acquired loans. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. At December 31, 2015, goodwill increased $89.0 million to $98.4 million due to the CNB acquisition. Other intangible assets increased $7.5 million to $8.4 million. The increase in other intangible assets includes a $5.1 million core deposit intangible and a $1.5 million non-compete intangible related to the CNB acquisition, as well as $0.9 million of mortgage servicing rights. Total deposits grew $1.0 billion to $2.84 billion at December 31, 2015 compared to $1.83 billion at December 2014 and included $786.9 million of CNB acquired deposits in addition to organic growth in all markets and included both new commercial and consumer relationships. Demand deposits increased $453.8 million to $1.2 billion as of December 31, 2015 compared to $703.1 million at December 31, 2014. Savings, NOW and money market deposits increased $404.6 million to $1.394 billion at December, 2015 from $989.3 million at December 31, 2014. Certificates of deposit of

Page -26-

$100,000 or more increased $84.7 million to $167.8 million at December 31, 2015 from $83.1 million at December 31, 2014. Other time deposits increased $66.8 million to $125.1 million as of December 31, 2015 from $58.3 at December 31, 2014.

Federal funds purchased at December 31, 2015 increased $45.0 million or 60.0% to $120.0 million compared to $75.0 million in 2014. Federal Home Loan Bank term advances increased $159.2 million or 115.1% to $297.5 million for December 31, 2015 compared to $138.3 million in 2014. Repurchase agreements increased $14.6 million to $50.9 million or 40.3% compared to $36.3 million as of December 31, 2014. Other liabilities and accrued expenses increased $20.4 million to $34.6 million as of December 31, 2015 from $14.2 million as of December 31, 2014.

Stockholders’ equity was $341.1 million at December 31, 2015, an increase of $166.0 million or 94.8% from December 31, 2014, reflecting primarily, the issuance of $157.2 million in common equity in connection with the CNB transaction, the proceeds from the issuance of shares of common stock under the Dividend Reinvestment Plan of $0.8 million, share based compensation of $1.7 million and net income of $21.1 million partially offset by $13.4 million in declared cash dividends, a decrease in other comprehensive income, net of deferred income taxes of $1.3 million. In December 2012, due to the likelihood of a change in the tax rates on dividends beginning in 2013, the Company decided to accelerate the timing of the payment of the Company’s fourth quarter dividend to shareholders of $0.23 per share into calendar year 2012 resulting in five dividend payments in 2012 compared to three dividend payments totaling $6.8 million in 2013.

Loans

During 2015, the Company continued to experience growth trends in commercial and residential real estate lending. The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending areas of Nassau and Suffolk Counties on Long Island. The bank’s portfolio also includes to a lesser extent loans on properties located in the New York City market. The local economic conditions on Long Island have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, while the Company has a significant amount of commercial real estate loans, the majority of which are owner-occupied, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

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

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Approximately 74.5% of the Bank’s loan portfolio at December 31, 2015 is secured by real estate. Approximately 43.7% of the Bank’s loan portfolio is comprised of commercial real estate loans. Multifamily loans represent 14.6% of the Bank’s loan portfolio. Residential real estate mortgage loans represent 16.3% of the Bank’s loan portfolio and include home equity lines of credit of approximately 2.8% and residential mortgages of approximately 13.5% of the Bank’s loan portfolio. Real estate construction and land loans comprise approximately 3.8% of the Bank’s loan portfolio. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in the Bank’s geographic markets with original loan to value ratios generally of 75% or less. The Bank’s residential mortgage portfolio includes approximately $83.7 million in interest only mortgages. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. The largest loan concentrations by industry are loans granted to lessors of commercial property both owner occupied and non-owner occupied. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on Long Island that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio is comprised of commercial and consumer loans, which represent approximately 21.6% of the Bank’s loan portfolio. The commercial loans are made to businesses and include term loans, lines of credit, senior secured loans to corporations and taxi medallion loans. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating

Page -27-

economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral. Consumer loans also have risks associated with concentrations of specific types of consumer loans within the portfolio.

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

Total loans grew $1.07 billion or 80.2%, during 2015 and $324.4 million or 32.1% during 2014. Average net loans grew $700.2 million or 59.5% during 2015 over 2014 and $293.2 million or 33.2% during 2014 when compared to 2013. Real estate mortgage loans were the largest contributor of the growth for both 2015 and 2014 and increased $826.5 million or 85.2% and $224.7 million or 30.1%, respectively. Commercial real estate mortgage loans grew $458.0 million or 76.9% during 2015 and multi-family mortgage loans grew $131.8 million or 60.2% during 2015. Commercial, financial and agricultural loans increased $210.0 million or 72.0% in 2015 from 2014 and increased $82.3 million or 39.3% in 2014 from 2013. Real estate construction and land loans increased $27.6 million or 43.4% in 2015 and increased $16.6 million or 35.3% in 2014. Installment/consumer loans increased $7.5 million or 73.8% in 2015 and increased $0.8 million or 9.0% during 2014. Fixed rate loans represented 25.1%, 32.5% and 33.9% of total loans at December 31, 2015, 2014, and 2013, respectively.

The following table sets forth the major classifications of loans:

December 31,	2015	2014	2013	2012	2011
(In thousands)
Commercial real estate mortgage loans	$1,053,399	$595,397	$484,900	$332,782	$283,917
Multi-family loans	350,793	218,985	107,488	66,080	21,402
Residential real estate mortgage loans	392,815	156,156	153,417	143,703	141,027
Commercial, financial and agricultural loans	501,766	291,743	209,452	197,448	116,319
Real estate construction and land loans	91,153	63,556	46,981	48,632	40,543
Installment/consumer loans	17,596	10,124	9,287	9,167	8,565
Total loans	2,407,522	1,335,961	1,011,525	797,812	611,773
Net deferred loan costs and fees	3,252	2,366	1,738	634	370
	2,410,774	1,338,327	1,013,263	798,446	612,143
Allowance for loan losses	(20,744)	(17,637)	(16,001)	(14,439)	(10,837)
Net loans	$2,390,030	$1,320,690	$997,262	$784,007	$601,306

Selected Loan Maturity Information

The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2015:

	Within One Year	After One But Within Five Years	After Five Years	Total
(In thousands)
Commercial loans	$230,000	$138,588	$133,178	$501,766
Construction and land loans (1)	44,285	16,618	30,250	91,153
Total	$274,285	$155,206	$163,428	$592,919

Rate provisions:

Amounts with fixed interest rates	$23,766	$88,566	$53,850	$166,182
Amounts with variable interest rates	250,520	66,639	109,578	426,737
Total	$274,286	$155,205	$163,428	$592,919

(1) Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Page -28-

Past Due, Nonaccrual and Restructured Loans and Other Real Estate Owned

The following table sets forth selected information about past due, nonaccrual, restructured loans and other real estate owned:

December 31,	2015	2014	2013	2012	2011
(In thousands)
Loans 90 days or more past due and still accruing	$964	$144	$1	$491	$411
Nonaccrual loans excluding restructured loans	850	713	1,856	2,262	2,156
Restructured loans - Nonaccrual	60	490	1,965	1,027	2,004
Restructured loans - Performing	1,681	5,031	5,184	5,039	4,904
Other real estate owned, net	250	—	2,242	250	—
Total	$3,805	$6,378	$11,248	$9,069	$9,475

Years Ended December 31,	2015	2014	2013	2012	2011
(In thousands)
Gross interest income that has not been paid or recorded during the year under original terms:
Nonaccrual loans	$6	$33	$66	$155	$122
Restructured loans	1	84	60	84	436

Gross interest income recorded during the year:
Nonaccrual loans	$1	$4	$94	$33	$41
Restructured loans	109	214	282	226	241

Commitments for additional funds	—	—	—	—	—

The following table sets forth impaired loans by loan type:

December 31,	2015	2014	2013	2012	2011
(In thousands)
Nonaccrual loans excluding restructured loans:
Commercial real estate mortgage loans	$238	$295	$352	$492	$449
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	612	315	1,436	1,496	1,156
Commercial, financial and agricultural loans	—	75	—	193	260
Real estate construction and land loans	—	—	—	—	250
Installment/consumer loans	—	—	—	—	—
Total	850	685	1,788	2,181	2,115

Restructured loans - Nonaccrual:
Commercial real estate mortgage loans	—	300	617	—	—
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	60	69	618	717	1,786
Commercial, financial and agricultural loans	—	118	720	310	218
Real estate construction and land loans	—	—	—	—	—
Installment/consumer loans	—	—	—	—	—
Total	60	487	1,955	1,027	2,004

Total Non-performing impaired loans	910	1,172	3,743	3,208	4,119

Restructured loans - Performing:
Commercial real estate mortgage loans	1,391	4,541	4,260	4,284	4,630
Multi-family loans	—	—	—	—	—
Residential real estate mortgage loans	—	—	329	336	—
Commercial, financial and agricultural loans	290	489	526	380	274
Real estate construction and land loans	—	—	—	—	—
Installment/consumer loans	—	—	—	—	—
Total	1,681	5,030	5,115	5,000	4,904

Total Impaired Loans	$2,591	$6,202	$8,858	$8,208	$9,023

Restructured loans totaled $1.8 million and $5.5 million as of December 31, 2015 and December 31, 2014, respectively.

Page -29-

Securities

Total securities increased to $1.0 billion at December 31, 2015 from $802.1 million at December 31, 2014. The available for sale portfolio increased $213.0 million or 36.3% to $800.2 million from $587.2 million at December 31, 2014. Securities held as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. Residential mortgage-backed securities increased by $98.8 million at December 31, 2015, commercial mortgage-backed securities increased by $9.5 million, residential collateralized mortgage obligations increased by $59.3 million, commercial collateralized mortgage obligations increased by $40.1 million, state and municipal obligations increased by $24.2 million, and corporate bonds increased by $14.5 million, while U.S. government sponsored entity (“U.S. GSE”) securities decreased by $32.8, and other asset backed securities decreased by $0.1 million. Securities held to maturity decreased $6.6 million or 0.03% to $208.4 million at December 31, 2015 compared to $214.9 million at December 31, 2014.  Commercial mortgage-backed securities increased by $9.8 million, residential collateralized mortgage obligations increased by $1.4 million, residential mortgage-backed securities increased by $0.9 million while U.S. government sponsored entity (“U.S. GSE”) securities decreased by $3.8, commercial collateralized mortgage obligations decreased by $3.0 million and corporate bonds decreased by $11.9 million.  Fixed rate securities represented 93.4% of total securities at December 31, 2015 compared to 91.5% at December 31, 2014. Residential collateralized mortgage obligations represented approximately 39.7% of the available for sale balance at December 31, 2015 as compared to 44.0% at the prior year-end.

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield at December 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Page -30-

December 31, 2015 (Dollars in thousands)	Within One Year			After One But Within Five Years			After Five But Within Ten Years			After Ten Years			Total
	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount	Yield	Fair Value Amount	Amortized Cost Amount
Available for sale:

US GSE securities	$—	$—	—%	$33,747	$33,990	1.67%	$28,927	$29,248	2.11%	$—	$—	—%	$62,674	$63,238
State and municipal obligations	4,801	4,785	1.26	46,591	46,696	1.56	27,692	27,478	2.62	8,851	8,871	3.18	87,935	87,830
US GSE Residential mortgage-backed securities	—	—	—	—	—	—	14,369	14,441	1.70	185,895	186,856	2.06	200,264	201,297
US GSE Residential collateralized mortgage obligations	—	—	—	—	—	—	4,227	4,242	1.24	313,651	317,011	1.98	317,878	321,253
US GSE Commercial mortgage-backed securities	—	—	—	5,898	5,925	1.88	6,520	6,566	2.29	—	—	—	12,418	12,491
US GSE Commercial collateralized mortgage obligations	—	—	—	—	—	—	5,968	5,974	2.13	58,230	58,835	2.13	64,198	64,809
Other Asset backed securities	—	—	—	—	—	—	—	—	—	22,371	24,250	—	22,371	24,250
Corporate Bonds	1,000	1,000	0.52	—	—	—	31,465	32,000	2.73	—	—	—	32,465	33,000
Total available for sale	$5,801	$5,785	1.13%	$86,236	$86,611	1.63%	$119,168	$119,949	2.32%	$588,998	$595,823	1.96%	$800,203	$808,168

Held to maturity:

US GSE securities	$—	$—	—%	$7,467	$7,466	1.65%	$—	$—	—%	$—	$—	—%	$7,467	$7,466
State and municipal obligations	4,864	4,859	1.13	16,474	16,384	2.03	39,098	37,616	3.21	6,044	6,019	2.99	66,480	64,878
US GSE Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	7,503	7,609	1.75	7,503	7,609
US GSE Residential collateralized mortgage obligations	—	—	—	—	—	—	1,536	1,494	3.71	59,516	59,439	2.52	61,052	60,933
US GSE Commercial mortgage-backed securities	—	—	—	5,032	5,080	1.88	14,685	14,841	2.47	3,236	3,135	2.91	22,953	23,056
US GSE Commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	33,506	33,409	2.42	33,506	33,409
Corporate Bonds	—	—	—	11,042	11,000	2.03	—	—	—	—	—	—	11,042	11,000
Total held to maturity	4,864	4,859	1.13	40,015	39,930	1.94	55,319	53,951	3.02	109,805	109,611	2.47	210,003	208,351
Total securities	$10,665	$10,644	1.13%	$126,261	$126,541	1.72%	$174,487	$173,900	2.54%	$698,803	$705,434	2.04%	$1,010,206	$1,016,519

Deposits and Borrowings

Borrowings, including federal funds purchased, repurchase agreements, subordinated debentures and junior subordinated debentures, increased $297.2 million to $562.6 million at December 31, 2015 from the prior year-end. Total deposits increased $1.0 billion or 55.0% in 2015 as compared to 2014. The growth in deposits is attributable to an increase in individual, partnership and corporate (“core deposits”) account balances of $890.6 million, driven by the addition of the branches acquired in the CNB transaction, the building of new relationships in current markets, and an increase of $119.2 million in public funds deposits. Demand deposits increased $453.8 million or 64.5% and savings, NOW and money market deposits increased $404.6 million or 40.9% primarily related to core deposits growth. Certificates of deposit of $100,000 or more increased $84.7 million or 101.9% from December 31, 2014 and other time deposits increased $66.8 million or 114.6% as compared to the prior year.

Page -31-

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2015:

	Less than $100,000	$100,000 or Greater	Total
(In thousands)
3 Months or less	$19,955	$33,306	$53,261
Over 3 through 6 months	35,033	55,696	90,729
Over 6 through 12 months	16,794	24,866	41,660
Over 12 months through 24 months	30,478	24,393	54,871
Over 24 months through 36 months	11,826	14,006	25,832
Over 36 months through 48 months	8,249	12,006	20,255
Over 48 months through 60 months	2,770	3,477	6,247
Total	$125,105	$167,750	$292,855

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

The Company’s principal sources of liquidity included cash and cash equivalents of $25.5 million as of December 31, 2015, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2015, the Bank paid $10.0 million in cash dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of January 1, 2016, the Bank has $27.6 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company made capital contributions of $50.0 million and $24.0 million to the Bank during the twelve months ended December 31, 2015 and 2014, respectively.

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

During 2015, 2014 and 2013, the Bank grew its core deposits as well as its level of public funds. The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2015, the Bank had aggregate lines of credit of $295.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $275.0 million is available on an unsecured basis. As of December 31, 2015, the Bank had $120.0 million in overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December 31, 2015, the Bank had no outstanding FHLB overnight borrowings and $297.5 million outstanding in FHLB term borrowings. The Bank had $50.0 million of securities sold under agreements to repurchase outstanding as of December 31, 2015 with brokers and $0.9 million outstanding with customers. As of December 31, 2014, the Bank had $35.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.3 million outstanding with customers. In addition, the Bank has an approved broker relationship for the purpose of issuing brokered certificates of deposit. As of December 31, 2015, the Bank had $22.4 million outstanding in brokered certificates of deposit and $148.0 million outstanding in brokered money market accounts. As of December 31, 2014, the Bank had $8.3 million of brokered certificates of deposits and no outstanding brokered money market accounts.

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

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, the Company enters into certain contractual obligations.

The following represents contractual obligations outstanding at December 31, 2015:

	Total Amounts Committed	Less than One Year	One to Three Years	Four to Five Years	Over Five Years
(In thousands)
Operating leases	$50,897	$6,710	$12,408	$9,925	$21,854
FHLB term advances and repurchase agreements	347,458	300,392	47,066	—	—
Subordinated debentures	80,000	—	—	—	80,000
Junior subordinated debentures	16,002	—	—	—	16,002
Time deposits	291,995	184,865	80,647	26,483	—
Total contractual obligations outstanding	$786,352	$491,967	$140,121	$36,408	$117,856

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2015, the Company had $46.0 million in outstanding loan commitments and $418.6 million in outstanding commitments for various lines of credit including unused overdraft lines. The Company also has $14.9 million of standby letters of credit as of December 31, 2015. See Note 14 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

CAPITAL RESOURCES

Stockholders’ equity increased to $341.1 million at December 31, 2015 from $175.1 million at December 31, 2014 as a result of (i) undistributed net income; (ii) the issuance of shares of common stock through the Dividend Reinvestment Plan and the stock based compensation plan; (iii) the change in pension liability under FASB ASC 715-30, net of deferred taxes; (iv) the change in net unrealized appreciation in securities available for sale, net of deferred taxes; (v) the declaration of dividends; and (vi) shares issued in connection with the acquisition of CNB. The ratio of average stockholders’ equity to average total assets was 9.78% at year-end 2015 compared to 8.27% at year-end 2014.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 16 of the Notes to the Consolidated Financial Statements). Since 2013, the Company has actively managed its capital position in response to its growth. During this period, the Company has raised $210.7 million in capital through the following initiatives:

•	On October 8, 2013, the Company completed a public offering with net proceeds of $37.6 million in capital from the sale of 1,926,250 shares of common stock. The purpose of the offering was in part to provide additional capital to Bridge Bancorp to support its acquisition of FNBNY Bancorp, Inc. and for general corporate purposes.
•	On February 14, 2014, the Company issued 240,598 shares of common stock with net proceeds of $5.9 million in capital. These shares were issued directly in connection with the acquisition of FNBNY.
•	On June 19, 2015, the Company issued 5,647,268 shares of common stock with net proceeds of $157.1 million in capital. These shares were issued in connection with the acquisition of CNB.
•	Proceeds of $10.1 million in capital through issuance of common stock through the Dividend Reinvestment Plan.

The Company has the ability to issue additional common stock and/or preferred stock should the need arise and intends on filing a new shelf registration statement in March 2016 to replenish issuable securities.

The Company had returns on average equity of 7.91%, 7.76%, and 9.89%, and returns on average assets of 0.71%, 0.64%, and 0.77% for the years ended December 31, 2015, 2014, and 2013, respectively. The Company also utilizes cash dividends and stock

Page -33-

repurchases to manage capital levels. In 2015, the Company declared four quarterly cash dividends totaling $13.4 million compared to four quarterly cash dividends of $10.7 million in 2014. The dividend payout ratios for 2015 and 2014 were 63.54% and 77.43%, respectively. The Company continues its trend of uninterrupted dividends. On March 27, 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its then current outstanding shares, 309,000 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully. The Company did not repurchase any shares in 2015, 2014 or 2013.

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

At December 31, 2015, $942.4 million or 93.4% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

Page -34-

sheet. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given a 100 and 200 basis point upward shift in interest rates and a 100 basis point downward shift in interest rates. A parallel and pro-rata shift in rates over a twelve-month period is assumed.

In addition to the above scenarios, the Company considers other, non-parallel rate shifts that would also exert pressure on earnings. The recent increase in short-term interest rates by the FOMC without a corresponding rise in long-term rates has resulted in the flattening of the yield curve. This has had the effect of raising short-term borrowings costs without allowing longer term assets to reprice higher.

The following reflects the Company’s net interest income sensitivity analysis at December 31, 2015:

Change in Interest	Potential Change in Future Net Interest Income
Rates in Basis Points	$ Change	% Change
(Dollars in thousands)
200	$(5,472)	(4.91)%
100	$(2,836)	(2.55)%
Static	—	—
(100)	$210	0.19%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income over the next twelve months by 4.91 percent. Our balance sheet sensitivity to such a move in interest rates at December 31, 2015 decreased as compared to December 31, 2014 (which was a decrease of 5.18 percent in net interest income over a 12 month period). This decrease is due to several factors which reflect our strategy to lessen our exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 3.99 to 3.40. Additionally, the bank has increased its use of swaps to extend liabilities.

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

Page -35-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$79,750	$45,109
Interest earning deposits with banks	24,808	6,621
Total cash and cash equivalents	104,558	51,730

Securities available for sale, at fair value	800,203	587,184
Securities held to maturity (fair value of $210,003 and $216,289, respectively)	208,351	214,927
Total securities	1,008,554	802,111

Securities, restricted	24,788	10,037

Loans held for investment	2,410,774	1,338,327
Allowance for loan losses	(20,744)	(17,637)
Loans, net	2,390,030	1,320,690

Premises and equipment, net	39,595	32,424
Accrued interest receivable	9,270	6,425
Goodwill	98,445	9,450
Other intangible assets	8,376	842
Prepaid pension	6,047	4,927
Bank owned life insurance	53,314	30,644
Other real estate owned	250	—
Other assets	38,732	19,244
Total Assets	$3,781,959	$2,288,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$1,156,882	$703,130
Savings, NOW and money market deposits	1,393,888	989,287
Certificates of deposit of $100 or more	167,750	83,071
Other time deposits	125,105	58,291
Total deposits	2,843,625	1,833,779

Federal funds purchased	120,000	75,000
Federal Home Loan Bank advances	297,507	138,327
Repurchase agreements	50,891	36,263
Subordinated debentures, net	78,363	—
Junior subordinated debentures, net	15,878	15,873
Other liabilities and accrued expenses	34,567	14,164
Total Liabilities	3,440,831	2,113,406

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share:
Authorized: 40,000,000 shares; 17,388,918 and 11,651,398 shares issued, respectively; 17,388,918 and 11,650,405 shares outstanding, respectively	174	117
Surplus	278,333	118,846
Retained earnings	72,243	64,547
Less: Treasury Stock at cost, 0 and 993 shares, respectively	—	(25)
	350,750	183,485
Accumulated other comprehensive loss, net of income tax	(9,622)	(8,367)
Total Stockholders’ Equity	341,128	175,118
Total Liabilities and Stockholders’ Equity	$3,781,959	$2,288,524

See accompanying notes to Consolidated Financial Statements.

Page -36-

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

Years Ended December 31,	2015	2014	2013
Interest income:
Loans (including fee income)	$88,760	$57,628	$45,250
Mortgage-backed securities, CMOs and other assets-backed securities	11,173	10,644	6,956
State and municipal obligations	3,198	2,735	2,638
U.S. GSE securities	1,630	2,716	2,982
Corporate bonds	840	749	399
Deposits with banks	47	32	28
Other interest and dividend income	592	406	177
Total interest income	106,240	74,910	58,430

Interest expense:
Savings, NOW and money market deposits	4,002	3,223	3,543
Certificates of deposit of $100 or more	929	767	1,079
Other time deposits	673	426	340
Federal funds purchased and repurchase agreements	474	588	505
Federal Home Loan Bank advances	1,425	1,091	440
Subordinated debentures	1,261	—	—
Junior subordinated debentures	1,365	1,365	1,365
Total interest expense	10,129	7,460	7,272

Net interest income	96,111	67,450	51,158
Provision for loan losses	4,000	2,200	2,350
Net interest income after provision for loan losses	92,111	65,250	48,808

Non-interest income:
Service charges on deposit accounts	3,737	3,206	3,174
Fees for other customer services	3,317	2,835	2,613
Title fee income	1,866	1,662	1,687
Net securities (losses) gains	(8)	(1,090)	659
Other operating income	3,756	1,553	758
Total non-interest income	12,668	8,166	8,891

Non-interest expense:
Salaries and employee benefits	33,871	26,011	21,532
Occupancy and equipment	11,045	7,712	5,374
Technology and communications	3,599	3,175	2,594
Marketing and advertising	3,125	2,430	1,864
Professional services	2,327	1,537	1,340
FDIC assessments	1,593	1,265	924
Acquisition costs and branch restructuring	9,766	5,504	499
Amortization of other intangible assets	1,447	300	59
Other operating expenses	6,117	4,480	3,751
Total non-interest expense	72,890	52,414	37,937

Income before income taxes	31,889	21,002	19,762
Income tax expense	10,778	7,239	6,669
Net income	$21,111	$13,763	$13,093
Basic earnings per share	$1.43	$1.18	$1.36
Diluted earnings per share	$1.43	$1.18	$1.36

See accompanying notes to Consolidated Financial Statements.

Page -37-

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

Years Ended December 31,	2015	2014	2013
Net Income	$21,111	$13,763	$13,093
Other comprehensive (loss) income:
Change in unrealized net gains (losses) on securities available for sale, net of reclassification and deferred income taxes	(1,434)	8,687	(14,732)
Adjustment to pension liability, net of reclassifications and deferred income taxes	380	(3,348)	1,907
Unrealized (loss) gain on cash flow hedge, net of reclassifications and deferred income taxes	(201)	(470)	7
Total other comprehensive (loss) income	(1,255)	4,869	(12,818)
Comprehensive income	$19,856	$18,632	$275

See accompanying notes to Consolidated Financial Statements.

Page -38-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013	$89	$64,208	$55,102	$(309)	$(418)	$118,672

Net income			13,093			13,093
Shares issued under the dividend reinvestment plan (“DRP”)	4	8,656				8,660
Shares issued in common stock offerings, net of offering costs (1,926,250 shares)	19	37,558				37,577
Stock awards granted and distributed	1	(435)		434		—
Stock awards forfeited		79		(79)		—
Vesting of stock awards				(291)		(291)
Exercise of stock options		(6)		10		4
Tax effect of stock plans		21				21
Shared based compensation expense		1,296				1,296
Cash dividend declared, $0.69 per share			(6,754)			(6,754)
Other comprehensive loss, net of deferred income taxes					(12,818)	(12,818)
Balance at December 31, 2013	$113	$111,377	$61,441	$(235)	$(13,236)	$159,460

Net income			13,763			13,763
Shares issued under the DRP	1	630				631
Shares issued in the acquisition of FNBNY Bancorp, net of offering costs (240,598 shares)	2	5,946				5,948
Stock awards granted and distributed	1	(432)		431		—
Stock awards forfeited		58		(58)		—
Vesting of stock awards				(173)		(173)
Exercise of stock options		(3)		10		7
Tax effect of stock plans		36				36
Shared based compensation expense		1,234				1,234
Cash dividend declared, $0.92 per share			(10,657)			(10,657)
Other comprehensive income, net of deferred income taxes					4,869	4,869
Balance at December 31, 2014	$117	$118,846	$64,547	$(25)	$(8,367)	$175,118

Net income			21,111			21,111
Shares issued under the DRP		779				779
Shares issued in the acquisition of CNB net of offering costs (5,647,268 shares)	56	157,143				157,199
Stock awards granted and distributed	1	(263)		262		—
Stock awards forfeited		125		(125)		—
Vesting of stock awards				(228)		(228)
Exercise of stock options		(36)		116		80
Tax effect of stock plans		50				50
Shared based compensation expense		1,689				1,689
Cash dividend declared, $0.92 per share			(13,415)			(13,415)
Other comprehensive loss, net of deferred income taxes					(1,255)	(1,255)
Balance at December 31, 2015	$174	$278,333	$72,243	$—	$(9,622)	$341,128

See accompanying notes to Consolidated Financial Statements.

Page -39-

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Years Ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net income	$21,111	$13,763	$13,093
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,000	2,200	2,350
Depreciation and (accretion) amortization	(3,789)	481	1,852
Net amortization on securities	4,936	3,763	5,168
Increase in cash surrender value of bank owned life insurance	(1,225)	(609)	(35)
Amortization of intangible assets	1,447	300	59
Share based compensation expense	1,689	1,234	1,296
Net securities losses (gains)	8	1,090	(659)
Increase in accrued interest receivable	(267)	(777)	(212)
Small Business Administration (“SBA”) loans originated for sale	(5,043)	—	—
Proceeds from sale of the guaranteed portion of SBA loans	5,659	—	—
Gain on sale of the guaranteed portion of SBA loans	(507)	—	—
Gain on sale of loans	(477)	—	—
(Increase) decrease in other assets	(6,815)	5,783	(1,366)
Increase (decrease) in accrued expenses and other liabilities	10,799	(1,417)	3,483
Net cash provided by operating activities	31,526	25,811	25,029

Cash flows from investing activities:
Purchases of securities available for sale	(330,646)	(342,185)	(333,359)
Purchases of securities, restricted	(318,887)	(408,439)	(164,503)
Purchases of securities held to maturity	(21,650)	(52,464)	(68,251)
Proceeds from sales of securities available for sale	75,750	360,963	129,431
Redemption of securities, restricted	308,808	408,036	160,447
Maturities, calls and principal payments of securities available for sale	113,217	80,242	130,411
Maturities, calls and principal payments of securities held to maturity	34,897	37,983	76,128
Net increase in loans	(354,375)	(235,320)	(217,668)
Proceeds from loan sale	21,011	—	—
Proceeds from sales of other real estate owned (“OREO”), net	—	2,942	218
Purchase of bank owned life insurance	—	(20,000)	(10,000)
Purchase of premises and equipment	(4,325)	(5,232)	(4,029)
Net cash acquired in business combination	24,628	2,926	—
Net cash used in investing activities	(451,572)	(170,548)	(301,175)

Cash flows from financing activities:
Net increase in deposits	223,872	125,300	129,773
Net increase in federal funds purchased	45,000	11,000	19,500
Net increase in FHLB advances	124,087	1,499	83,000
Repayment of acquired unsecured debt	—	(1,450)	—
Net increase (decrease) in repurchase agreements	14,628	24,893	(1,020)
Net proceeds from issuance of subordinated debentures	78,324	—	—
Net proceeds from issuance of common stock	779	631	46,237
Net proceeds from exercise of stock options	80	7	4
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(228)	(173)	(291)
Excess tax benefit from share based compensation	50	36	21
Cash dividends paid	(13,415)	(10,657)	(6,754)
Other, net	(303)	(192)	—
Net cash provided by financing activities	472,874	150,894	270,470

Net increase (decrease) in cash and cash equivalents	52,828	6,157	(5,676)
Cash and cash equivalents at beginning of period	51,730	45,573	51,249
Cash and cash equivalents at end of period	$104,558	$51,730	$45,573

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$8,793	$7,377	$7,194
Income tax	$8,744	$4,068	$5,108

Noncash investing and financing activities:
Transfers from portfolio loans to OREO	$250	$577	$2,242

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$875,302	$209,022	$—
Fair value of liabilities assumed	$831,422	$213,224	$—

See accompanying notes to Consolidated Financial Statements.

Page -40-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

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

In addition to the Bank, the Company has another subsidiary, Bridge Statutory Capital Trust II, which was formed in 2009. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements. See Note 9 for a further discussion of Bridge Statutory Capital Trust II.

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

Premiums and discounts on securities are amortized and accreted to interest income over the estimated life of the respective securities using the interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary impairment (“OTTI”), management considers many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the security or more than likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

e) Loans, Loan Interest Income Recognition and Loans Held for Sale

Loans are stated at the principal amount outstanding, net of partial charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. Past due status is based on the contractual terms of the loan. Loans that are 90 days past due are automatically placed on nonaccrual and previously accrued interest is reversed and charged against interest income. However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectible based upon individual loan evaluation assessing such factors as collateral and collectibility, accrued interest will be recognized as earned. If a payment is received when a loan is nonaccrual or a troubled debt restructuring loan is nonaccrual, the payment is applied to the principal balance. A performing troubled debt restructuring loan is on accrual status in line with the modified terms. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Loans over $50,000 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less costs to sell if repayment is expected solely from the collateral. Loans with balances less than $50,000 are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Loans that were acquired through the acquisition of Community National Bank on June 19, 2015 and First National Bank of New York on February 14, 2014, were initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. Some of the loans at time of acquisition showed evidence of credit deterioration since origination. These loans are considered purchased credit impaired loans.

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

Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management and the Credit Risk Committee, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on the Credit Risk Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2015, management believes the allowance for loan losses is adequate.

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

j) Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired

Page -43-

in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected November 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets include core deposit intangible assets and a non-compete intangible arising from whole bank acquisitions. They are amortized on an accelerated method over their estimated useful lives of ten years and two years, respectively. Other intangible assets also includeservicing rights which result from the sale of Small Business Administration (“SBA”) loans with servicing rights retained. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets totaled $893,000 at December 31, 2015. There were no servicing assets at December 31, 2014.

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

In accordance with FASB ASC 740, Accounting for Uncertainty in Income Taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There are no such tax positions on the Company’s financial statements at December 31, 2015 and 2014, respectively.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2015 and December 31, 2014, respectively.

Page -44-

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

p) Dividends

Cash available for distribution of dividends to stockholders of the Company is primarily derived from cash and cash equivalents of the Company and dividends paid by the Bank to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. Dividends from the Bank to the Company at January 1, 2016 are limited to $27.6 million which represents the Bank’s net retained earnings from the previous two years. During 2015, the Bank paid dividends of $10.0 million to the Company.

q) Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

r) Stock Based Compensation Plans

Stock based compensation awards are recorded in accordance with FASB ASC No. 718 and 505, “Accounting for Stock-Based Compensation” which requires companies to record compensation cost for stock options, restricted stock awards and restricted stock units granted to employees in return for employee service. The cost is measured at the fair value of the options and awards when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options and awards. The Company’s stock-based compensation plans are described in Note 12.

s) Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income and accumulated other comprehensive income are reported net of deferred income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities, unrealized gains or losses on cash flow hedges and changes in the funded status of the pension liability. FASB ASC 715-30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income.

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

u) New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases – (Topic 842). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The

Page -45-

amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this update become effective for annual periods and interim periods within those periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

Page -46-

2. SECURITIES

A summary of the amortized cost, gross unrealized gains and losses and fair value of securities is as follows:

December 31,	2015				2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:

U.S. GSE securities	$63,238	$—	$(564)	$62,674	$97,560	$4	$(2,139)	$95,425
State and municipal obligations	87,830	427	(322)	87,935	63,583	318	(208)	63,693
U.S. GSE residential mortgage-backed securities	201,297	237	(1,270)	200,264	100,931	534	(40)	101,425
U.S. GSE residential collateralized mortgage obligations	321,253	513	(3,888)	317,878	261,256	310	(2,967)	258,599
U.S. GSE commercial mortgage-backed securities	12,491	7	(80)	12,418	3,016	—	(71)	2,945
U.S. GSE commercial collateralized mortgage obligations	64,809	9	(620)	64,198	24,179	44	(141)	24,082
Other asset backed securities	24,250	—	(1,879)	22,371	24,190	—	(1,153)	23,037
Corporate Bonds	33,000	—	(535)	32,465	17,952	161	(135)	17,978
Total available for sale	808,168	1,193	(9,158)	800,203	592,667	1,371	(6,854)	587,184

Held to maturity:

U.S. GSE securities	7,466	1	—	7,467	11,283	135	(41)	11,377
State and municipal obligations	64,878	1,715	(113)	66,480	64,864	1,658	(98)	66,424
U.S. GSE residential mortgage-backed securities	7,609	—	(106)	7,503	6,667	—	(97)	6,570
U.S. GSE residential collateralized mortgage obligations	60,933	617	(498)	61,052	59,539	507	(862)	59,184
U.S. GSE commercial mortgage-backed securities	23,056	210	(313)	22,953	13,213	233	(26)	13,420
U.S. GSE commercial collateralized mortgage obligations	33,409	282	(185)	33,506	36,413	267	(431)	36,249
Corporate Bonds	11,000	42	—	11,042	22,948	139	(22)	23,065
Total held to maturity	208,351	2,867	(1,215)	210,003	214,927	2,939	(1,577)	216,289
Total securities	$1,016,519	$4,060	$(10,373)	$1,010,206	$807,594	$4,310	$(8,431)	$803,473

Securities with unrealized losses at year-end 2015 and 2014, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31,	2015				2014
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
(In thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available for sale:

U.S. GSE securities	$37,759	$235	$24,914	$329	$4,991	$8	$90,233	$2,131
State and municipal obligations	39,621	298	5,118	24	12,330	79	14,592	129
U.S. GSE residential mortgage-backed securities	136,025	1,224	1,510	46	—	—	1,554	40
U.S. GSE residential collateralized mortgage obligations	187,543	1,781	66,830	2,107	60,126	349	122,179	2,618
U.S. GSE commercial mortgage-backed securities	8,594	80	—	—	—	—	2,944	71
U.S. GSE commercial collateralized mortgage obligations	51,178	503	10,034	117	13,830	108	4,636	33
Other asset backed securities	—	—	22,371	1,879	23,038	1,153	—	—
Corporate Bonds	27,640	360	4,825	175	9,865	135	—	—
Total available for sale	488,360	4,481	135,602	4,677	124,180	1,832	236,138	5,022

Held to maturity:

U.S. GSE securities	—	—	—	—	—	—	7,414	41
State and municipal obligations	18,375	113	—	—	11,343	97	202	1
U.S. GSE residential mortgage-backed securities	7,503	106	—	—	—	—	6,569	97
U.S. GSE residential collateralized mortgage obligations	15,918	149	15,679	349	10,422	46	30,413	816
U.S. GSE commercial mortgage-backed securities	13,982	313	—	—	—	—	4,188	26
U.S. GSE commercial collateralized mortgage obligations	7,912	8	3,813	177	14,392	73	8,611	358
Corporate Bonds	—	—	—	—	3,978	22	—	—
Total held to maturity	$63,690	$689	$19,492	$526	$40,135	$238	$57,397	$1,339

Page -47-

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

At December 31, 2015, the majority of unrealized losses on both the available for sale and held to maturity securities are related to the Company’s U.S. GSE residential collateralized mortgage obligations and Other Asset Backed securities. The decrease in fair value of the U.S. GSE residential collateralized mortgage obligations and Other Asset Backed securities is attributable to changes in interest rates and not credit quality. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

The following table sets forth the fair value, amortized cost and maturities of the securities at December 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2015	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
(In thousands)	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount	Fair Value Amount	Amortized Cost Amount
Available for sale:

U.S. GSE securities	$—	$—	$33,747	$33,990	$28,927	$29,248	$—	$—	$62,674	$63,238
State and municipal obligations	4,801	4,785	46,591	46,696	27,692	27,478	8,851	8,871	87,935	87,830
U.S. GSE residential mortgage-backed securities	—	—	—	—	14,369	14,441	185,895	186,856	200,264	201,297
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	4,227	4,242	313,651	317,011	317,878	321,253
U.S. GSE commercial mortgage-backed securities	—	—	5,898	5,925	6,520	6,566	—	—	12,418	12,491
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	5,968	5,974	58,230	58,835	64,198	64,809
Other Asset backed securities	—	—	—	—	—	—	22,371	24,250	22,371	24,250
Corporate Bonds	1,000	1,000	—	—	31,465	32,000	—	—	32,465	33,000
Total available for sale	5,801	5,785	86,236	86,611	119,168	119,949	588,998	595,823	800,203	808,168

Held to maturity:

U.S. GSE securities	—	—	7,467	7,466	—	—	—	—	7,467	7,466
State and municipal obligations	4,864	4,859	16,474	16,384	39,098	37,616	6,044	6,019	66,480	64,878
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	7,503	7,609	7,503	7,609
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	1,536	1,494	59,516	59,439	61,052	60,933
U.S. GSE commercial mortgage-backed securities	—	—	5,032	5,080	14,685	14,841	3,236	3,135	22,953	23,056
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	33,506	33,409	33,506	33,409
Corporate Bonds	—	—	11,042	11,000	—	—	—	—	11,042	11,000
Total held to maturity	4,864	4,859	40,015	39,930	55,319	53,951	109,805	109,611	210,003	208,351
Total securities	$10,665	$10,644	$126,251	$126,541	$174,487	$173,900	$698,803	$705,434	$1,010,206	$1,016,519

There were $75.8 million of proceeds on sales of available for sale securities with gross gains of approximately $0.5 million and gross losses of approximately $0.5 million realized in 2015. There were $361.0 million of proceeds on sales of available for sale securities with gross gains of approximately $1.2 million and gross losses of approximately $2.3 million realized in 2014. There were $129.4 million of proceeds on sales of available for sale securities with gross gains of approximately $1.5 million and gross losses of approximately $0.8 million realized in 2013.

Securities having a fair value of approximately $611.0 million and $451.1 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Company did not hold any trading securities during the years ended December 31, 2015 and 2014.

As of December 31, 2015, there was no issuer, other than U.S. Government and its Sponsored Entities, where the Bank had invested holdings that exceeded 10% of consolidated stockholder’s equity. As of December 31, 2014, there was one issuer, other than U.S. Government and its Sponsored Entities, where the Bank had invested holdings that exceeded 10% of consolidated stockholder’s equity and represented 13% of consolidated stockholder’s equity. These assets were more than 95% backed by a U.S. Government guarantee.

Page -48-

3. LOANS

The following table sets forth the major classifications of loans:

December 31,	2015	2014
(In thousands)
Commercial real estate mortgage loans	$1,053,399	$595,397
Multi-family mortgage loans	350,793	218,985
Residential real estate mortgage loans	392,815	156,156
Commercial, financial and agricultural loans	501,766	291,743
Real estate construction and land loans	91,153	63,556
Installment/consumer loans	17,596	10,124
Total loans	2,407,522	1,335,961
Net deferred loan costs and fees	3,252	2,366
	2,410,774	1,338,327
Allowance for loan losses	(20,744)	(17,637)
Net loans	$2,390,030	$1,320,690

On June 19, 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $734.0 million of acquired loans recorded at their fair value. There were approximately $659.7 million of acquired CNB loans remaining as of December 31, 2015.

On February 14, 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $37.7 million and $64.9 million of acquired FNBNY loans remaining as of December 31, 2015 and 2014, respectively.

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

Page -49-

Commercial, Industrial and Agricultural Loans

Loans in this classification are made to businesses and include term loans, lines of credit, senior secured loans to corporations and taxi medallion loans. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending will have an effect on the credit quality in this loan class.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, multi-family mortgage loans, home equity loans, residential real estate mortgages, commercial and industrial loans, real estate construction and land loans and consumer loans. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

Page -50-

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the loan portfolio at December 31, 2015 and 2014, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table sets forth changes in the allowance for loan losses:

December 31,	2015	2014	2013
(In thousands)
Allowance for loan losses balance at beginning of period	$17,637	$16,001	$14,439

Charge-offs	(1,128)	(824)	(916)
Recoveries	235	260	128
Net charge-offs	(893)	(564)	(788)
Provision for loan losses charged to operations	4,000	2,200	2,350
Balance at end of period	$20,744	$17,637	$16,001

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of December 31, 2015, 2014 and 2013. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

December 31, 2015	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses
Beginning balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637
Charge-offs	(50)	—	(249)	(827)	—	(2)	(1,128)
Recoveries	—	—	79	149	—	7	235
Provision	906	1,538	77	1,557	(74)	(4)	4,000
Ending balance	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744

Ending balance: individually evaluated for impairment	$20	$—	$—	$9	$—	$—	$29

Ending balance: collectively evaluated for impairment	$7,830	$4,208	$2,115	$5,396	$1,030	$136	$20,715

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$1,053,399	$350,793	$392,815	$501,766	$91,153	$17,596	$2,407,522

Ending balance: individually evaluated for impairment	$1,629	$—	$672	$290	$—	$—	$2,591

Ending balance: collectively evaluated for impairment	$1,051,135	$347,054	$390,876	$495,045	$91,153	$17,596	$2,392,859

Ending balance: loans acquired with deteriorated credit quality(1)	$635	$3,739	$1,267	$6,431	$—	$—	$12,072

(1) Includes loans acquired on June 19, 2015 from CNB, on February 14, 2014 from FNBNY and on May 27, 2011 from HSB.

Page -51-

December 31, 2014	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses
Beginning balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001
Charge-offs	(461)	—	(257)	(104)	—	(2)	(824)
Recoveries	—	—	170	87	—	3	260
Provision	1,176	1,073	(417)	537	(102)	(67)	2,200
Ending balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637

Ending balance: individually evaluated for impairment	$23	$—	$72	$79	$—	$—	$174

Ending balance: collectively evaluated for impairment	$6,971	$2,670	$2,136	$4,447	$1,104	$135	$17,463

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$595,397	$218,985	$156,156	$291,743	$63,556	$10,124	$1,335,961

Ending balance: individually evaluated for impairment	$5,136	$—	$383	$682	$—	$—	$6,201

Ending balance: collectively evaluated for impairment	$582,946	$218,985	$154,897	$286,368	$63,556	$10,124	$1,316,876

Ending balance: loans acquired with deteriorated credit quality(1)	$7,315	$—	$876	$4,693	$—	$—	$12,884

(1) Includes loans acquired on February 14, 2014 from FNBNY and on May 27, 2011 from HSB

December 31, 2013	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses
Beginning balance	$4,445	$1,239	$2,803	$4,349	$1,375	$228	$14,439
Charge-offs	—	—	(420)	(420)	(23)	(53)	(916)
Recoveries	—	—	34	87	2	5	128
Provision	1,834	358	295	(10)	(148)	21	2,350
Ending balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001

Ending balance: individually evaluated for impairment	$116	$—	$122	$—	$—	$—	$238

Ending balance: collectively evaluated for impairment	$6,163	$1,597	$2,590	$4,006	$1,206	$201	$15,763

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans	$484,900	$107,488	$153,417	$209,452	$46,981	$9,287	$1,011,525

Ending balance: individually evaluated for impairment	$5,950	$—	$2,382	$526	$—	$—	$8,858

Ending balance: collectively evaluated for impairment	$478,129	$107,488	$151,035	$208,677	$46,641	$9,287	$1,001,257

Ending balance: loans acquired with deteriorated credit quality(1)	$821	$—	$—	$249	$340	$—	$1,410

(1) Includes loans acquired on May 27, 2011 from HSB

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Page -52-

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

Pass: Loans classified as pass include current loans performing in accordance with contractual terms, pools of homogenous residential real estate and installment/consumer loans that are not individually risk rated and loans which exhibit certain risk factors that do not require greater than usual monitoring by management.

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

The following table represents loans by class categorized by internally assigned risk grades:

	Grades:
December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial real estate:
Owner occupied	$465,967	$3,239	$2,115	$—	$471,321
Non-owner occupied	573,049	542	8,487	—	582,078
Multi-family loans	350,785	—	8	—	350,793
Residential real estate:
Residential	323,557	87	845	—	324,489
Home equity	66,910	523	893	—	68,326
Commercial:
Secured	121,037	151	2,549	—	123,737
Unsecured	370,642	3,191	4,196	—	378,029
Real estate construction and land loans	91,153	—	—	—	91,153
Installment/consumer loans	17,496	—	100	—	17,596
Total loans	$2,380,596	$7,733	$19,193	$—	$2,407,522

At December 31, 2015 there were $0.02 million and $9.6 million, respectively, of acquired CNB loans included in the special mention and substandard grades and $0.1 million and $0.2 million, respectively, of acquired FNBNY loans included in the special mention and substandard grades.

Page -53-

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

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of December 31, 2015 and December 31, 2014 by class of loans, as defined by ASC 310-10:

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$—	$435	$631	$1,066	$470,255	$471,321
Non-owner occupied	—	—	—	—	—	582,078	582,078
Multi-family loans	—	—	—	—	—	350,793	350,793
Residential real estate:
Residential mortgages	939	245	—	62	1,246	323,243	324,489
Home equity	69	100	188	610	967	67,359	68,326
Commercial:
Secured	—	—	341	—	341	123,396	123,737
Unsecured	128	24	—	44	196	377,833	378,029
Real estate construction and land loans	—	—	—	—	—	91,153	91,153
Installment/consumer loans	—	—	—	3	3	17,593	17,596
Total loans	$1,136	$369	$964	$1,350	$3,819	$2,403,703	$2,407,522

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$—	$184	$—	$595	$779	$255,829	$256,608
Non-owner occupied	181	—	10	10	201	338,588	338,789
Multi-family loans	—	—	—	—	—	218,985	218,985
Residential real estate:
First lien	—	—	—	143	143	89,875	90,018
Home equity	919	—	134	374	1,427	64,711	66,138
Commercial:
Secured	—	—	—	—	—	93,967	93,967
Unsecured	25	—	—	222	247	197,529	197,776
Real estate construction and land loans	—	—	—	—	—	63,556	63,556
Installment/consumer loans	1	—	—	3	4	10,120	10,124
Total loans	$1,126	$184	$144	$1,347	$2,801	$1,333,160	$1,335,961

Page -54-

As of December 31, 2015, there were $1.2 million of CNB acquired loans that were 30-89 days past due. There were no FNBNY acquired loans that were 30-89 days past due at December 31, 2015 and 2014. All loans 90 days or more past due that are still accruing interest represent loans that were acquired from CNB and FNBNY which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expect to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

As of December 31, 2015 and 2014, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $2.6 million and $6.2 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

The following tables represent impaired loans by class at December 31, 2015, 2014 and 2013:

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$384	$564	$—	$412	$10
Non-owner occupied	927	928	—	938	62
Residential real estate:
Residential mortgages	62	73	—	66	—
Home equity	610	700	—	631	—
Commercial:
Secured	96	96	—	93	6
Unsecured	—	—	—	—	—
Total with no related allowance recorded	2,079	2,361	—	2,140	78

With an allowance recorded:
Commercial real estate – Owner occupied	—	—	—	—	—
Commercial real estate – Non-owner occupied	318	318	20	320	15
Residential real estate– Residential mortgages	—	—	—	—	—
Residential real estate – Home equity	—	—	—	—	—
Commercial–Secured	—	—	—	—	—
Commercial–Unsecured	194	194	9	223	17
Total with an allowance recorded	512	512	29	543	32

Total:
Commercial real estate:
Owner occupied	384	564	—	412	10
Non-owner occupied	1,245	1,246	20	1,258	77
Residential real estate:
Residential mortgages	62	73	—	66	—
Home equity	610	700	—	631	—
Commercial:
Secured	96	96	—	93	6
Unsecured	194	194	9	223	17
Total	$2,591	$2,873	$29	$2,683	$110

Page -55-

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,562	$3,707	$—	$3,974	$113
Non-owner occupied	1,251	1,568	—	961	63
Residential real estate:
Residential mortgages	143	231	—	199	—
Home equity	169	377	—	229	—
Commercial:
Secured	345	345	—	354	25
Unsecured	—	—	—	—	—
Total with no related allowance recorded	5,470	6,228	—	5,717	201

With an allowance recorded:
Commercial real estate – Owner occupied	—	—	—	—	—
Commercial real estate – Non-owner occupied	323	323	23	27	—
Residential real estate– Residential mortgages	—	—	—	—	—
Residential real estate – Home equity	71	89	72	75	13
Commercial–Secured	—	—	—	—	—
Commercial–Unsecured	337	339	79	206	—
Total with an allowance recorded	731	751	174	308	13

Total:
Commercial real estate:
Owner occupied	3,562	3,707	—	3,974	113
Non-owner occupied	1,574	1,891	23	988	63
Residential real estate:
Residential mortgages	143	231	—	199	—
Home equity	240	466	72	304	13
Commercial:
Secured	345	345	—	354	25
Unsecured	337	339	79	206	—
Total	$6,201	$6,979	$174	$6,025	$214

Page -56-

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,696	$3,805	$—	$3,730	$118
Non-owner occupied	917	917	—	917	60
Residential real estate:
First lien	1,463	2,213	—	1,482	26
Home equity	689	1,046	—	633	—
Commercial:
Secured	352	352	—	450	26
Unsecured	174	—	—	232	59
Total with no related allowance recorded	7,291	8,333	—	7,444	289

With an allowance recorded:
Commercial real estate – Owner occupied	720	720	94	420	—
Commercial real estate – Non-owner occupied	617	617	22	515	—
Residential real estate – First Lien	152	156	42	141	—
Residential real Estate – Home equity	78	89	80	81	—
Total with an allowance recorded	1,567	1,582	238	1,157	—

Total:
Commercial real estate:
Owner occupied	4,416	4,525	94	4,150	118
Non-owner occupied	1,534	1,534	22	1,432	60
Residential real estate:
First lien	1,615	2,369	42	1,623	26
Home equity	767	1,135	80	714	—
Commercial:
Secured	352	352	—	450	26
Unsecured	174	—	—	232	59
Total	$8,858	$9,915	$238	$8,601	$289

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The Bank had $250,000 other real estate owned at December 31, 2015 and none at December 31, 2014.

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

Page -57-

The following table presents loans by class modified as troubled debt restructurings:

Years Ended December 31,	2015			2014			2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(Dollars in thousands)
Trouble Debt Restructurings
Commercial real estate:
Owner occupied	—	$—	$—	—	$—	$—	1	$720	$720
Non-owner occupied	—	—	—	1	323	323	1	620	620
Residential real estate:
Home equity:	—	—	—	1	127	127	—	—	—
Commercial:
Unsecured	3	160	160	1	127	127	1	33	33
Installment/consumer loans	—	—	—	1	5	5	—	—	—
Total loans	3	$160	$160	4	$582	$582	3	$1,373	$1,373

The TDRs described above did not increase the allowance for loan losses during the years ended December 31, 2015, 2014 and 2013.

There were $0.7 million and $0.5 million of charge-offs related to TDRs during the years ended December 31, 2015 and 2014, respectively. There were no charge-offs related to TDRs during the year ended December 31, 2013. There were no loans modified as TDRs during 2015 and 2014 for which there was a payment default within twelve months following the modification. During 2013, there was one loan modified as a TDR for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Bank had no commitments to lend additional amounts to loans that were classified as TDRs.

At December 31, 2015 and 2014, the Company had $0.1 million and $0.5 million, respectively of nonaccrual TDR loans and $1.7 million and $5.0 million, respectively of performing TDRs. At December 31, 2015 and 2014, total nonaccrual TDR loans are secured with collateral that has an appraised value of $0.3 million and $0.9 million, respectively.

The terms of certain other loans were modified during the year ended December 31, 2015 that did not meet the definition of a TDR. These loans have a total recorded investment as of December 31, 2015 of $11.0 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

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

Page -58-

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

At the acquisition date, the purchased credit impaired loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million; expected cash flows of $28.4 million; and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($11.9 million) represented the non-accretable difference. The difference between the expected cash flows and fair value ($6.6) million represented the initial accretable yield. At December 31, 2015, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $13.9 million and $8.3 million, respectively, with a remaining non-accretable difference of $1.5 million.

At the acquisition date, the purchased credit impaired loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $8.2 million; expected cash flows of $3.0 million; and a fair value (initial carrying amount) of $2.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($5.2 million) represented the non-accretable difference. The difference between the expected cash flows and fair value ($0.3) million represented the initial accretable yield. At December 31, 2015, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $8.2 million and $2.8 million, respectively, with a remaining non-accretable difference of $5.2 million. Considering the closing date of the transaction, the amounts presented are preliminary and subject to adjustment as fair value assessments are finalized. Refer to Note 20. “Business Combinations,” for details related to the CNB acquisition.

The following table summarizes the activity in the accretable yield for the purchased credit impaired loans:

December 31,	2015	2014
(In thousands)
Balance at the beginning of the period	$8,432	$—
Accretable discount arising from acquisition of PCI loans	259	6,580
Accretion	(3,570)	(1,598)
Reclassification from (to) nonaccretable difference during the period	1,992	3,450
Accretable discount at end of period	$7,113	$8,432

The allowance for loan losses was not increased during the years ended December 31, 2015 and 2014 for those purchased credit impaired loans disclosed above. In addition, no allowances for loan losses were reversed during 2015.

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2015 and 2014.

The following table sets forth selected information about related party loans at December 31, 2015:

Balance Outstanding
(In thousands)
Balance at January 1, 2015	$2,759
New loans	—
Effective change in related parties	20,118
Advances	13
Repayments	(101)
Balance at December 31, 2015	$22,789

Page -59-

4. PREMISES AND EQUIPMENT

Premises and equipment consist of:

December 31,	2015	2014
(In thousands)
Land	$7,381	$7,381
Building and improvements	14,839	14,829
Furniture, fixtures and equipment	22,292	19,134
Leasehold improvements	17,887	11,243
	62,399	52,587

Less: accumulated depreciation and amortization	(22,804)	(20,163)
Total	$39,595	$32,424

Depreciation and amortization amounted to $3.6 million, $2.6 million and $2.0 million for 2015, 2014 and 2013, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

FASB ASC No. 350, Intangibles —Goodwill and Other, requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by computing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” which permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

The Company tested goodwill for impairment during the fourth quarter of 2015. The Company has one reporting unit, Bridge Bancorp. Inc. and as such, evaluated goodwill at that reporting unit level. At December 31, 2015, the Company’s reporting unit elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value and no further testing was required. The results of this assessment indicated that goodwill was not impaired.

Goodwill

The change in goodwill during the year is as follows:

	2015	2014
(In thousands)
Balance at January 1	$9,450	$2,034
Acquired goodwill	88,995	7,416
Impairment	—	—
Balance at December 31	$98,445	$9,450

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	2015		2014
At December 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)
Amortized intangible assets:
Core deposit intangibles	$7,211	$1,186	$1,311	$469
Non-compete intangible	2,188	730	—	—
Total	$9,399	$1,916	$1,311	$469

Aggregate amortization expense for the years ended December 31, 2015, 2014, and 2013 was $1,447,000, $300,000, and $59,000, respectively.

Page -60-

Estimated amortization expense for each of the next five years and thereafter is as follows:

Total
(In thousands)
2016	$2,272
2017	1,412
2018	916
2019	786
2020	656
Thereafter	1,441
$7,483

6. DEPOSITS

Time Deposits

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2015:

Total
(In thousands)
2016	$185,650
2017	54,871
2018	25,832
2019	20,255
2020	6,247
Total	$292,855

The deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2015 and 2014 were $52.0 million and $27.6 million, respectively. Deposits from principal officers, directors and their affiliates at December 31, 2015 and 2014 were approximately $13.3 million and $2.6 million, respectively.

7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2015 and 2014, securities sold under agreements to repurchase totaled $50.9 million and $36.3 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with carrying amounts of $55.9 million and $40.3 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $0.9 million maturing during the first quarter of 2016 and $50.0 million maturing during the fourth quarter of 2016. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	2015	2014
(Dollars in thousands)
Average daily balance during the year	$30,317	$14,185
Average interest rate during the year	0.65%	2.71%
Maximum month-end balance during the year	$51,400	$36,879
Weighted average interest rate at year-end	0.64%	2.67%

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

8. FEDERAL HOME LOAN BANK ADVANCES

The following table sets forth the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2019.

Page -61-

	December 31, 2015
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$—	—%

2016	249,599	0.75%
2017	19,149	0.74
2018	25,781	1.04
2019	2,978	1.08
	297,507	0.78%
	$297,507	0.78%

	December 31, 2014
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$69,000	0.32%

2015	41,508	0.37%
2016	11,703	0.69
2017	—	—
2018	16,116	1.00
	69,327	0.57%
	$138,327	0.44%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $666.3 million and $385.2 million of residential and commercial mortgage loans under a blanket lien arrangement at year end 2015 and 2014, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.1 billion at year end 2015.

9. BORROWED FUNDS

Subordinated Debentures

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures (the “Notes”). $40.0 million of the Notes are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the Notes are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points.

The Notes are included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Junior Subordinated Debentures

In December 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the "TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and are convertible into our common stock, at an effective conversion price of $31 per share. The TPS mature in 30 years but are callable by the Company at par any time after September 30, 2014.

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

10. DERIVATIVES

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

Interest rate swaps with notional amounts totaling $125.0 million and $75.0 million as of December 31, 2015 and 2014, respectively, were designated as cash flow hedges of certain Federal Home Loan Bank advances and repurchase agreements. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swaps designated as cash flow hedges as of December 31 is as follows:

(Dollars in thousands)	2015	2014
Notional amounts	$125,000	$75,000
Weighted average pay rates	1.58%	1.39%
Weighted average receive rates	0.51%	0.24%
Weighted average maturity	3.22 years	3.86 years

Interest expense recorded on these swap transactions totaled $657,000 and $470,000 during 2015 and 2014, respectively, and is reported as a component of interest expense on FHLB Advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the year ended December 31, 2015, the Company had $657,000 of reclassifications to interest expense. During the next twelve months, the Company estimates that $762,000 will be reclassified as an increase in interest expense.

The following tables present the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the twelve months ended December 31:

	2015
(In thousands)	Amount of (loss) recognized in OCI (Effective Portion)	Amount of (loss) reclassified from OCI to interest expense	Amount of (loss) recognized in other non- interest income (Ineffective Portion)
Interest rate contracts	$(1,008)	$(657)	$—

	2014
(In thousands)	Amount of (loss) recognized in OCI (Effective Portion)	Amount of (loss) reclassified from OCI to interest expense	Amount of (loss) recognized in other non- interest income (Ineffective Portion)
Interest rate contracts	$(1,249)	$(470)	$—

Page -63-

The following table reflects the cash flow hedge included in the Consolidated Balance Sheets:

As of December 31,	2015			2014
		Fair	Fair		Fair	Fair
	Notional	Value	Value	Notional	Value	Value
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$100,000	$14	$(713)	$40,000	$32	$(280)
Forward starting interest rate swap related to repurchase agreements	—	—	—	10,000	—	(445)
Forward starting interest rate swap related to FHLB Advances	25,000	—	(595)	25,000	—	(250)

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

The following table presents summary information about these interest rate swaps as of December 31:

(Dollars in thousands)	2015	2014
Notional amounts	$56,328	$11,175
Weighted average pay rates	3.39%	3.28%
Weighted average receive rates	3.39%	3.28%
Weighted average maturity	3.39 years	9.64 years
Fair value of combined interest rate swaps	$—	$—

Credit-Risk-Related Contingent Features

As of December 31, 2015 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.2 million. As of December 31, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.9 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

11. INCOME TAXES

The components of income tax expense are as follows:

Years Ended December 31,	2015	2014	2013
(In thousands)
Current:
Federal	$8,248	$3,926	$5,500
State	1,230	507	664
	9,478	4,433	6,164
Deferred:
Federal	1,457	2,187	403
State	(157)	619	102
	1,300	2,806	505
Income tax expense	$10,778	$7,239	$6,669

Page -64-

The reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision follows:

Years Ended December 31,	2015		2014		2013
(Dollars in thousands)	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$11,161	35%	$7,141	34%	$6,828	34%
Tax exempt interest	(927)	(3)	(665)	(3)	(740)	(4)
State taxes, net of federal income tax benefit	1,087	3	743	4	502	3
Other	(543)	(1)	20	—	79	1
Income tax expense	$10,778	34%	$7,239	35%	$6,669	34%

Deferred tax assets and liabilities are comprised of the following:

December 31,	2015	2014
(In thousands)
Deferred tax assets:
Allowance for loan losses	$9,034	$7,311
Net unrealized losses on securities	3,224	2,177
Restricted stock awards	1,435	1,003
Purchase accounting fair value adjustments	15,942	8,321
Net change in pension liability	2,811	2,985
Net operating loss carryforward	1,955	2,063
Net loss on cash flow hedge	524	374
Other	792	351
Total	35,717	24,585

Deferred tax liabilities:
Pension and SERP expense	(4,142)	(3,765)
Depreciation	(1,828)	(1,832)
REIT undistributed net income	(482)	(628)
Net deferred loan costs and fees	(1,416)	(981)
Other	(1,541)	(707)
Total	(9,409)	(7,913)
Net deferred tax asset	$26,308	$16,672

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State and City of New York and the State of New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2012. There are no unrecorded tax benefits and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

Tax laws were enacted in 2014 and 2015 that changed the manner in which financial institutions and their affiliates are taxed in New York State and New York City, effective January 1, 2015. The initial impact of enactment of these law changes on the carrying amount of the Company’s deferred tax assets and liabilities were immaterial to the consolidated financial statements.

In connection with the acquisitions of HSB and FNBNY, the Company acquired net operating loss (“NOL”) carryfowards subject to Internal Revenue Code Section 382. The Company recorded a deferred tax asset that it expects to realize within the carryfoward period. At December 31, 2015, the remaining NOL carryforward was $4.5 million.

12. EMPLOYEE BENEFITS

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

Page -65-

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

	Pension Benefits		SERP Benefits
At December 31,	2015	2014	2015	2014
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$18,960	$13,243	$2,457	$1,919
Service cost	1,134	905	168	132
Interest cost	706	639	91	88
Benefits paid and expected expenses	(264)	(282)	(112)	(112)
Assumption changes and other	(2,021)	4,455	(49)	430
Plan amendment	—	—	—	—
Benefit obligation at end of year	$18,515	$18,960	$2,555	$2,457

Change in plan assets, at fair value:
Plan assets at beginning of year	$23,887	$21,828	$—	$—
Actual return on plan assets	(60)	981	—	—
Employer contribution	999	1,361	112	112
Benefits paid and actual expenses	(264)	(283)	(112)	(112)
Plan assets at end of year	$24,562	$23,887	$—	$—

Funded status (plan assets less benefit obligations)	$6,047	$4,927	$(2,555)	$(2,457)

Amounts recognized in accumulated other comprehensive income at December 31, consist of:

	Pension Benefits		SERP Benefits
At December 31,	2015	2014	2015	2014
(In thousands)
Net actuarial loss	$7,108	$7,631	$546	$628
Prior service cost	(792)	(869)	—	—
Transition obligation	—	—	60	87
Plan amendment	—	—	—	—
Net amount recognized	$6,316	$6,762	$606	$715

The accumulated benefit obligation was $17.1 million and $1.9 million for the pension plan and the SERP, respectively, as of December 31, 2015. As of December 31, 2014, the accumulated benefit obligation was $16.7 million and $1.9 million for the pension plan and the SERP, respectively.

Page -66-

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits			SERP Benefits
At December 31,	2015	2014	2013	2015	2014	2013
(In thousands)
Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income
Service cost	$1,134	$905	$931	$168	$132	$149
Interest cost	706	639	564	91	88	76
Expected return on plan assets	(1,838)	(1,625)	(1,385)	—	—	—
Amortization of net loss	376	27	325	32	—	—
Amortization of unrecognized prior service cost	(77)	(77)	(77)	—	—	—
Amortization of unrecognized transition (asset) obligation	—	—	—	28	28	43
Net periodic benefit cost (credit)	$301	$(131)	$358	$319	$248	$268

Net (gain) loss	$(123)	$5,099	$(2,677)	$(48)	$430	$(193)
Prior service cost	—	—	—	—	—	—
Transition obligation	—	—	—	—	—	—
Amortization of net loss	(376)	(27)	(325)	(32)	—	—

Amortization of prior service cost	77	77	77	—	—	—
Amortization of transition obligation	—	—	—	(27)	(27)	(43)
	(422)	5,149	(2,925)	(107)	403	(236)
Deferred taxes	141	(2,044)	1,161	33	(160)	93
Total recognized in other comprehensive income	(281)	3,105	(1,764)	(74)	243	(143)
Total recognized in net periodic benefit cost and other comprehensive income	$20	$2,974	$(1,406)	$245	$491	$125

The estimated net loss, transition obligation and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $400,000, $0 and $77,000, respectively. The estimated net loss and unrecognized net transition obligation for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $27,000 and $28,000, respectively.

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

	Pension Benefits			SERP Benefits
At December 31,	2015	2014	2013	2015	2014	2013
Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.30%	3.90%	4.90%	4.20%	3.80%	4.70%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	3.90%	4.90%	4.20%	3.80%	4.70%	3.90%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Expected long-term rate of return	7.50	7.50	7.50	—	—	—

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

Page -67-

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

The long term rate of return considers historical returns for the S&P 500 index and corporate bonds from 1926 to 2014 representing cumulative returns of approximately 10.1% and 5%, respectively. These returns were considered along with the target allocations of asset categories.

Effective August 30, 2011, the Plan revised its investment guidelines. Except for pooled vehicles and mutual funds, which are governed by the prospectus and unless expressly authorized by management, the Plan and its investment managers are prohibited from purchasing the following investments:

•	Purchases of letter stock, private placements, or direct payments
•	Purchases of securities not readily marketable
•	Pledging or hypothecating securities, except for loans of securities that are fully collateralized
•	Purchasing or selling derivative securities for speculation or leverage
•	Investments by the investment managers in their own securities, their affiliates or subsidiaries (excluding money market funds)
•	Purchases of Bridge Bancorp. stock.

The target allocations for Plan assets are shown in the table below:

		Percentage of Plan Assets At December 31,		Weighted- Average Expected
	Target Allocation 2016	2015	2014	Long-term Rate of Return

Asset Category
Cash Equivalents	0 – 5%	4.6%	4.1%	—
Equity Securities	45 - 65%	62.2%	62.1%	4.9%
Fixed income securities	35 - 55%	33.2%	33.8%	2.6%

Total		100.0%	100.0%	7.5%

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

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Investments valued using the Net Asset Value (“NAV”) are classified as level 2 if the Plan can redeem its investment with the investee

Page -68-

at the NAV at the measurement date. If the Plan can never redeem the investment with the investee at the NAV, it is considered a level 3. If the Plan can redeem the investment at the NAV at a future date, the Plan's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset.

In accordance with FASB ASC 715-20, the following table represents the Plan’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

		Fair Value Measurements at
		December 31, 2015 Using:
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Cash and Cash Equivalents
Cash	$1,129	$1,129	$—
Short term investment funds	21	—	21
Total cash equivalents	1,150	1,129	21
Equities:
U.S. Large cap	7,472	7,472	—
U.S. Mid cap/small cap	2,259	2,259	—
International	4,390	4,390	—
Equities blend	1,151	1,151	—
Total equities	15,272	15,272	—
Fixed income securities:
Government issues	1,329	984	345
Corporate bonds	1,308	—	1,308
Mortgage backed	562	—	562
High yield bonds and bond funds	4,941	—	4,941
Total fixed income securities	8,140	984	7,156
Total Plan Assets	$24,562	$17,385	$7,177

		Fair Value Measurements at
		December 31, 2014 Using:
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Cash and Cash Equivalents
Cash	$15	$15	$—
Short term investment funds	964	—	964
Total cash equivalents	979	15	964
Equities:
U.S. Large cap	9,918	9,919	—
U.S. Mid cap	800	800	—
U.S. Small cap	782	782	—
International	3,361	3,361	—
Total equities	14,861	14,862	—
Fixed income securities:
Government issues	1,413	—	1,413
Corporate bonds	1,220	—	1,220
Mortgage backed	533	—	533
High yield bonds and bond funds	4,881	—	4,881
Total fixed income securities	8,047	—	8,047
Total Plan Assets	$23,887	$14,877	$9,011

The Company has no minimum required pension contribution due to the overfunded status of the plan.

Page -69-

Estimated Future Payments

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

Year	Pension and SERP Payments
2016	$506
2017	568
2018	663
2019	733
2020	899
2021-2025	5,913

b) 401(k) Plan

The Company provides a 401(k) plan which covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the 90th day of employment, unless they elect not to participate. Under the provisions of the savings plan, employee contributions are partially matched by the Bank with cash contributions. Participants can invest their account balances into several investment alternatives. The savings plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2015, 2014 and 2013 the Bank made cash contributions of $623,000, $530,000, and $466,000, respectively. Effective on January 1, 2013, the plan was amended to include a discretionary profit-sharing component. The Company made discretionary profit sharing contributions of $276,000 in 2015 and $247,000 in 2014. There were no profit-sharing contributions made in 2013.

c) Equity Incentive Plan

On May 4, 2012 the Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (the “2012 Plan”) was approved by the shareholders to provide for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The plan supersedes the Bridge Bancorp, Inc. Equity Incentive Plan that was approved in 2006 (the “2006 Plan”). The number of shares of Common Stock of Bridge Bancorp, Inc. available for stock-based awards under the 2012 Plan is 525,000 plus 278,385 shares that were remaining under the 2006 Plan. Of the total 803,385 shares of common stock approved for issuance under the Plan, 581,369 shares remain available for issuance at December 31, 2015, including shares that may be granted in the form of restricted stock awards or restricted stock units.

The Compensation Committee of the Board of Directors determines awards under the Plan. The Company accounts for this Plan under FASB ASC No. 718 and 505.

Stock Options

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. No new grants of stock options were awarded during the years ended December 31, 2015 and 2014.

A summary of the status of the Company’s stock options as of December 31, 2015 follows:

(Dollars in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2015	39,870	$25.63
Granted	—	—
Exercised	(14,014)	$25.53
Forfeited	—	—
Expired	(2,131)	$30.60
Outstanding, December 31, 2015	23,725	$25.25	0.91 years	$123
Vested and Exercisable, December 31, 2015	23,725	$25.25	0.91 years	$123

Range of Exercise Prices	Number of Options	Exercise Price
	23,725	$25.25
	23,725

The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2015 is the same because all options are currently vested.

Page -70-

A summary of activity related to the stock options follows:

December 31,	2015	2014	2013
(In thousands)
Intrinsic value of options exercised	$52	$3	$4
Cash received from options exercised	80	7	4
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	—	—	—

There was no compensation expense attributable to stock options for the years ended December 31, 2015, 2014, and 2013 because all stock options were vested.

Restricted Stock Awards

A summary of the status of the Company’s shares of unvested restricted stock for the year ended December 31, 2015 follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2015	248,444	$22.48
Granted	71,187	$26.33
Vested	(33,586)	$21.79
Forfeited	(4,969)	$26.61
Unvested, December 31, 2015	281,076	$23.46

The 2012 Plan provides for issuance of restricted stock awards. During the year ended December 31, 2015, the Company granted restricted awards of 71,187 shares. Of the 71,187 shares granted, 30,625 shares vest over approximately seven years with a third vesting after years five, six and seven, 24,812 shares vest over approximately five years with a third vesting after years three, four and five, 10,550 shares vest ratably over five years, 4,000 shares vest ratably over 3 years and 1,200 shares vest ratably over two years. During the year ended December 31, 2014, the Company granted restricted awards of 80,273 shares. Of the 80,273 shares granted, 53,425 shares vest over approximately seven years with a third vesting after years five, six and seven, 20,598 shares vest over approximately five years with a third vesting after years three, four and five and 6,250 shares vest ratably over two years. During the year ended December 31, 2013, the Company granted restricted stock awards of 72,940 shares. Of the 72,940 shares granted, 51,175 shares vest over approximately seven years with a third vesting after years five, six and seven, 12,652 shares vest over approximately five years with a third vesting after years three, four and five and 9,113 shares vest ratably over five years. Such shares are subject to restrictions based on continued service as employees of the Company or its subsidiaries. Compensation expense attributable to these awards was approximately $1,266,000, $1,087,000 and $1,152,000 for the years ended December 31, 2015, 2014, and 2013, respectively. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $732,000, $579,000 and $1,065,000, respectively. As of December 31, 2015, there was $4,124,000 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.17 years.

Restricted Stock Units

Effective for 2015, the Board revised the design of the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”) to include performance based awards. Sixty percent of the awards are performance vested and 40% are time vested. The performance based awards are in the form of restricted stock units (“RSUs”) and are subject to adjustment up or down based upon the Company’s 3-year relative Total Shareholder Return (“TSR”) to the proxy peer group. The awards cliff vest in five years and require an additional two year holding period before the RSUs are delivered in shares of common stock. The Company recorded expenses of approximately $81,000 for the year ended December 31, 2015.

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $342,000, $147,000 and $144,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Page -71-

13. EARNINGS PER SHARE

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

The following is a reconciliation of earnings per share for December 31, 2015, 2014 and 2013:

For the Years Ended December 31,	2014	2014	2013
(In thousands, except per share data)
Net Income	$21,111	$13,763	$13,093
Less: Dividends paid on and earnings allocated to participating securities	(451)	(319)	(329)
Income attributable to common stock	$20,660	$13,444	$12,764

Weighted average common shares outstanding, including participating securities	14,792	11,633	9,622
Less: weighted average participating securities	(319)	(278)	(242)
Weighted average common shares outstanding	14,473	11,355	9,380
Basic earnings per common share	$1.43	$1.18	$1.36

Income attributable to common stock	$20,660	$13,444	$12,764

Weighted average common shares outstanding	14,473	11,355	9,380
Weighted average common equivalent shares outstanding	4	—	—
Weighted average common and equivalent shares outstanding	14,477	11,355	9,380
Diluted earnings per common share	$1.43	$1.18	$1.36

There were 0, 39,870 and 45,395 options outstanding at December 31, 2015, 2014 and 2013, respectively that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at December 31, 2015, 2014, and 2013 were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

14. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

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

a) Leases

At December 31, 2015, the Company was obligated to make minimum annual rental payments under non-cancelable operating leases for its premises. Projected minimum rentals under existing leases are as follows:

Year
(In thousands)
2016	$6,710
2017	6,621
2018	5,787
2019	5,287
2020	4,638
Thereafter	21,854
Total	$50,897

Certain leases contain rent escalation clauses which are reflected in the amounts listed above. In addition, certain leases provide for additional payments based upon real estate taxes, interest and other charges. Certain leases contain renewal options which are not reflected. Rental expenses under leases for the years ended December 31, 2015, 2014 and 2013 approximated $5.3 million, $3.4 million, and $2.3 million, respectively, net of subleases in place.

Page -72-

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

The following represents commitments outstanding:

December 31,	2015	2014
(In thousands)
Standby letters of credit	$14,930	$1,903
Loan commitments outstanding (1)	46,034	58,930
Unused lines of credit	418,596	248,328
Total commitments outstanding	$479,560	$309,161

(1)	Of the $46.0 million of loan commitments outstanding at December 31, 2014, $13.1 million are fixed rate commitments and $32.9 million are variable rate commitments.

c) Other

During 2015, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York for reserve and clearing requirements. The required cash balance at December 31, 2015 was $2.7 million. During 2015, the Federal Reserve Bank of New York offered higher interest rates on overnight deposits compared to our correspondent banks. Therefore the Bank invested overnight with the Federal Reserve Bank of New York and the average balance maintained during 2015 was $14.3 million.

During 2015, 2014 and 2013, the Bank maintained an overnight line of credit with the Federal Home Loan Bank of New York (“FHLB”). The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2015, the Bank had aggregate lines of credit of $295.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $275.0 million is available on an unsecured basis. As of December 31, 2015, the Bank had $120.0 million of such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2015, there was $1.1 billion available for transactions under this agreement.

The Bank had $50.9 million of securities sold under agreements to repurchase outstanding as of December 31, 2015 (See Note 7).

15. FAIR VALUE

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

Page -73-

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2015 Using:
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$62,674		$62,674
State and municipal obligations	87,935		87,935
U.S. GSE Residential mortgage-backed securities	200,264		200,264
U.S. GSE Residential collateralized mortgage Obligations	317,878		317,878
U.S. GSE Commercial mortgage-backed securities	12,418		12,418
U.S. GSE Commercial collateralized mortgage Obligations	64,198		64,198
Other Asset-backed securities	22,371		22,371
Corporate Bonds	32,465		32,465
Total available for sale securities	$800,203		$800,203
Derivatives	$779		779

Financial Liabilities:
Derivatives	$2,073		$2,073

		Fair Value Measurements at
		December 31, 2014 Using:
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Financial Assets:
Available for sale securities
U.S. GSE securities	$95,425		$95,425
State and municipal obligations	63,693		63,693
U.S. GSE Residential mortgage-backed securities	101,425		101,425
U.S. GSE Residential collateralized mortgage Obligations	258,599		258,599
U.S. GSE Commercial mortgage-backed securities	2,945		2,945
U.S. GSE Commercial collateralized mortgage Obligations	24,082		24,082
Other Asset-backed securities	23,037		23,037
Corporate Bonds	17,978		17,978
Total available for sale securities	$587,184		$587,184
Derivatives	$280		$280

Financial Liabilities:
Derivatives	$1,223		$1,223

Page -74-

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2015 Using:
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$483			$483
Other real estate owned	250			250

		Fair Value Measurements at
		December 31, 2014 Using:
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$558			$558

Impaired loans with allocated allowance for loan losses at December 31, 2015, had a carrying amount of $0.5 million, which is made up of the outstanding balance of $0.5 million, net of a valuation allowance of $0.03 million. This resulted in an additional provision for loan losses of $0.03 million that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2014, had a carrying amount of $0.5 million, which is made up of the outstanding balance of $0.7 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the Consolidated Statements of Income.

Other real estate owned at December 31, 2015 had a carrying amount of $250,000 and no valuation allowance recorded. There was no Other Real Estate Owned at December 31, 2014. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income.

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

Page -75-

Impaired Loans and Other Real Estate Owned: For impaired loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of other real estate owned is also evaluated in accordance with current accounting guidance and determined based upon recent appraised values less the estimated cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. All appraisals undergo a second review process to insure that the methodology employed and the values derived are accurate. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2015 and December 31, 2014.

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

Page -76-

The estimated fair values and recorded carrying values of the Company’s financial instruments are as follows:

		Fair Value Measurement at
		December 31, 2015 Using:
(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and due from banks	$79,750	$79,750	$—	$—	$79,750
Interest bearing deposits with banks	24,408	—	24,408	—	24,408
Securities available for sale	800,203	—	800,203	—	800,203
Securities restricted	24,788	n/a	n/a	n/a	n/a
Securities held to maturity	208,351	—	210,003	—	210,003
Loans, net	2,390,030	—	—	2,379,171	2,379,171
Derivatives	779	—	779	—	779
Accrued interest receivable	9,270	—	3,228	6,042	9,270

Financial Liabilities:
Certificates of deposit	292,855	—	293,368	—	293,368
Demand and other deposits	2,550,770	2,550,770	—	—	2,550,770
Federal funds purchased	120,000	120,000	—	—	120,000
Federal Home Loan Bank advances	297,507	197,243	100,772	—	298,015
Repurchase agreements	50,891	—	51,480	—	51,480
Subordinated Debentures	78,363	—	—	78,830	78,830
Junior Subordinated Debentures	15,878	—	—	16,566	16,566
Derivatives	2,073	—	2,073	—	2,073
Accrued interest payable	1,644	93	1,551	—	1,644

		Fair Value Measurement at
		December 31, 2014 Using:
(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and due from banks	$45,109	$45,109	$—	$—	$45,109
Interest bearing deposits with banks	6,621	—	6,621	—	6,621
Securities available for sale	587,184	—	587,184	—	587,184
Securities restricted	10,037	n/a	n/a	n/a	n/a
Securities held to maturity	214,927	—	216,289	—	216,289
Loans, net	1,320,690	—	—	1,317,625	1,317,625
Derivatives	280	—	280	—	280
Accrued interest receivable	6,425	—	2,721	3,704	6,425

Financial Liabilities:
Certificates of deposit	141,362	—	142,264	—	142,264
Demand and other deposits	1,692,417	1,692,417	—	—	1,692,417
Federal funds purchased	75,000	75,000	—	—	75,000
Federal Home Loan Bank advances	138,327	98,070	40,165	—	138,235
Repurchase agreements	36,263	—	36,991	—	36,991
Subordinated Debentures	—	—	—	—	—
Junior Subordinated Debentures	16,002	—	—	16,528	16,528
Derivatives	1,223	—	1,223	—	1,223
Accrued interest payable	308	77	231	—	308

16. REGULATORY CAPITAL REQUIREMENTS

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

Page -77-

calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Corporation and Bank are set forth in the table that follows. The Company and the Bank met all capital adequacy requirements on December 31, 2015.

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

When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019. When the capital conservation buffer is fully phased in on January 1, 2019, the Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.

The Company and the Bank made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders' equity for the purposes of determining the regulatory capital ratios.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following table presents actual capital levels and minimum required levels for the Company and the Bank at December 31, 2015 (under Basel III rules) and December 31, 2014.

	Basel III
					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
As of December 31, 2015	Actual		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	$249,921	9.3%	$121,074	4.5%	n/a	n/a
Bank	319,351	11.9	121,074	4.5	$174,884	6.5%
Total Capital to Risk Weighted Assets:
Consolidated	366,393	13.6	215,243	8.0	n/a	n/a
Bank	340,371	12.7	215,242	8.0	269,053	10.0
Tier 1 Capital to Risk Weighted Assets:
Consolidated	265,373	9.9	161,432	4.0	n/a	n/a
Bank	319,351	11.9	161,432	4.0	215,242	8.0
Tier 1 Capital to Average Assets:
Consolidated	265,373	7.6	140,490	4.0	n/a	n/a
Bank	319,351	9.1	140,492	4.0	175,615	5.0

	Basel I
					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
As of December 31, 2014	Actual		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	n/a	n/a	n/a	n/a	n/a	n/a
Bank	n/a	n/a	n/a	n/a	n/a	n/a
Total Capital to Risk Weighted Assets:
Consolidated	$207,340	13.0%	$127,445	8.0%	n/a	n/a
Bank	206,633	13.0	127,427	8.0	$159,284	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	189,527	11.9	63,722	4.0	n/a	n/a
Bank	188,820	11.9	63,714	4.0	95,571	6.0
Tier 1 Capital to Average Assets:
Consolidated	189,527	8.4	90,614	4.0	n/a	n/a
Bank	188,820	8.3	90,617	4.0	113,271	5.0

Page -78-

17. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bridge Bancorp, Inc. (Parent Company only) follows:

Condensed Balance Sheets

December 31,	2015	2014
(In thousands)
ASSETS
Cash and cash equivalents	$25,475	$610
Other assets	16	89
Investment in the Bank	411,106	190,292
Total Assets	$436,597	$190,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated debentures	$78,363	$—
Junior subordinated debentures	15,878	15,873
Other liabilities	1,228	—
Total Liabilities	95,469	15,873

Total Stockholders’ Equity	341,128	175,118
Total Liabilities and Stockholders’ Equity	$436,597	$190,991

Condensed Statements of Income

Years ended December 31,	2015	2014	2013
(In thousands)
Dividends from the Bank	$10,000	$—	$—
Interest expense	2,626	1,365	1,365
Non-interest expense	73	86	69
Income (loss) before income taxes and equity in undistributed earnings of the Bank	7,301	(1,451)	(1,434)

Income tax benefit	(933)	(463)	(483)
Income (loss) before equity in undistributed earnings of the Bank	8,234	(988)	(951)
Equity in undistributed earnings of the Bank	12,877	14,751	14,044
Net income	$21,111	$13,763	$13,093

Page -79-

Condensed Statements of Cash Flows

Years ended December 31,	2015	2014	2013
(In thousands)
Cash flows from operating activities:
Net income	$21,111	$13,763	$13,093
Adjustments to reconcile net income to net cash (used in) operating activities:
Equity in undistributed earnings of the Bank	(12,877)	(14,751)	(14,044)
Amortization	44	5	5
Decrease (increase) in other assets	72	76	(105)
Increase (decrease) in other liabilities	1,228	(48)	(5)
Net cash provided by (used in) operating activities	9,578	(955)	(1,056)

Cash flows from investing activities:
Investment in the Bank	(50,000)	(24,000)	(6,000)
Cash in lieu of fractional shares for business acquisition	—	(1)	—
Net cash used in investing activities	(50,000)	(24,001)	(6,000)

Cash flows from financing activities:
Net proceeds from issuance of subordinated debentures	78,324	—	—
Repayment of acquired unsecured debt	—	(1,450)	—
Net proceeds from issuance of common stock	779	631	46,237
Net proceeds from exercise of stock options	80	7	4
Repurchase of surrendered stock from exercise of stock options and vesting of restricted stock awards	(228)	(173)	(291)
Excess tax benefit from share based compensation	50	36	21
Cash dividends paid	(13,415)	(10,657)	(6,754)
Other, net	(303)	(192)	—
Net cash provided by (used in) financing activities	65,287	(11,798)	39,217

Net increase (decrease) in cash and cash equivalents	24,865	(36,754)	32,161
Cash and cash equivalents at beginning of year	610	37,364	5,203
Cash and cash equivalents at end of year	$25,475	$610	$37,364

18. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

Years Ended December 31,	2015	2014	2013
(In thousands)
Unrealized holding (losses) gains on available for sale securities	$(2,489)	$13,315	$(23,771)
Reclassification adjustment for losses (gains) realized in income	8	1,090	(659)
Income tax effect	1,047	(5,718)	9,698
Net change in unrealized (losses) gains on available for sale securities	(1,434)	8,687	(14,732)

Unrealized net gain (loss) arising during the period	196	(5,529)	2,871
Reclassification adjustment for amortization realized in income	358	(23)	291
Income tax effect	(174)	2,204	(1,255)
Net change in post-retirement obligation	380	(3,348)	1,907

Change in fair value of derivatives used for cash flow hedges	(1,008)	(1,249)	(259)
Reclassification adjustment for losses realized in income	657	470	271
Income tax effect	150	309	(5)
Net change in unrealized (loss) gain on cash flow hedges	(201)	(470)	7

Total	$(1,255)	$4,869	$(12,818)

Page -80-

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

Details about Accumulated Other Comprehensive Income	Balance as of January 1, 2015	Current Period Change	Balance as of December 31, 2015
(In thousands)
Unrealized (losses) gains on available for sale securities	$(3,307)	$(1,434)	$(4,741)
Unrealized (losses) gains on pension benefits	(4,491)	380	(4,111)
Unrealized (losses) gains on cash flow hedges	(569)	(201)	(770)
Total	$(8,367)	$(1,255)	$(9,622)

The following represents the reclassifications out of accumulated other comprehensive income:

	Twelve Months Ended December 31,
Details about accumulated Other Comprehensive Income	2015	2014	2013	Affected Line Item in the Consolidated Statements of Income
(In thousands)
Realized (losses) gains on sale of available for sale securities	$(8)	$(1,090)	$659	Net securities losses
Income tax benefit (expense)	3	433	(262)	Income tax expense
Net of income tax	(5)	(657)	397

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit	$77	$77	$77	Salaries and employee benefits
Transition obligation	(27)	(27)	(43)	Salaries and employee benefits
Actuarial losses	(408)	(27)	(325)	Salaries and employee benefits
	(358)	23	(291)
Income tax benefit (expense)	145	(9)	116	Income tax expense
Net of income tax	(213)	14	(175)

Realized losses on cash flow hedges	$(657)	$(470)	$(271)	Interest Expense
Income tax effect	266	187	108	Income tax expense
Net of income tax	(391)	(283)	(163)

Total reclassifications, net of income tax	$(609)	$(926)	$59

Page -81-

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected Consolidated Quarterly Financial Data

2015 Quarter Ended,	March 31,		June 30,		September 30,		December 31,
(In thousands, except per share amounts)
Interest income	$20,507		$22,380		$31,744		$31,609
Interest expense	1,812		1,953		2,659		3,705
Net interest income	18,695		20,427		29,085		27,904
Provision for loan losses	800		700		1,500		1,000
Net interest income after provision for loan losses	17,895		19,727		27,585		26,904
Non-interest income	2,804		2,527		3,926		3,411
Non-interest expenses	13,310	(2)	22,034	(3)	19,373	(4)	18,173	(5)
Income before income taxes	7,389		220		12,138		12,142
Income tax expense	2,626		(243)		4,248		4,147
Net income	$4,763		$463		$7,890		$7,995
Basic earnings per share	$0.41		$0.04		$0.45		$0.46
Diluted earnings per share	$0.41		$0.04		$0.45		$0.46

2014 Quarter Ended,	March 31,		June 30,		September 30,	December 31,
(In thousands, except per share amounts)
Interest income	$17,358		$18,730		$19,219	$19,603
Interest expense	1,822		1,915		1,857	1,866
Net interest income	15,536		16,815		17,362	17,737
Provision for loan losses	700		500		500	500
Net interest income after provision for loan losses	14,836		16,315		16,862	17,237
Non-interest income	802	(1)	2,292		2,562	2,510
Non-interest expenses	15,013	(2)	12,124	(3)	12,094	13,183	(5)
Income before income taxes	625		6,483		7,330	6,564
Income tax expense	219		2,165		2,459	2,396
Net income	$406		$4,318		$4,871	$4,168
Basic earnings per share	$0.04		$0.37		$0.42	$0.36
Diluted earnings per share	$0.04		$0.37		$0.42	$0.36

(1)	2014 amount includes net securities losses of $1.1 million.
(2)	2015 amount includes costs associated with the CNB acquisition of $0.2 million.

2014 amount includes costs associated with the FNBNY acquisition and branch restructuring of $4.4 million.

(3)	2015 amount includes costs associated with the CNB acquisition of $8.2 million.

2014 amount includes costs associated with the FNBNY acquisition of $0.3 million.

(4)	2015 amount includes costs associated with the CNB acquisition of $0.9 million.
(5)	2015 amount includes costs associated with the CNB acquisition of $0.5 million.

2014 amount includes costs associated with the CNB acquisition of $0.8 million

20. BUSINESS COMBINATIONS

On June 19, 2015, the Company acquired Community National Bank (“CNB”) at a purchase price of $157.5 million, issued an aggregate of 5.647 million Bridge Bancorp common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $89.0 million, which is not deductible for tax purposes. At acquisition, CNB had total acquired assets on a fair value basis of $899.9 million, with loans of $734.0 million, investment securities of $90.1 million and deposits of $786.9 million. The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. It complements the Bank’s existing branch network and enhances asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of the Long Island and metropolitan marketplace through a network of 40 branches.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The operating results of the Company for the year ended December 31, 2015 include the operating results of CNB since the acquisition date of June 19, 2015.

Page -82-

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed on June 19, 2015:

(In thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
(In thousands, except per share amounts)
Cash and due from banks	$24,628	$—	$24,628
Securities	90,109	—	90,109
Loans	736,348	(2,362)	733,986
Bank Owned Life Insurance	21,445	—	21,445
Premises and equipment	6,398	—	6,398
Other intangible assets	6,698	—	6,698
Other assets	14,484	2,182	16,666
Total Assets Acquired	$900,110	$(180)	$899,930

Deposits	$786,853	—	786,853
Federal Home Loan Bank term advances	35,581	—	35,581
Other liabilities and accrued expenses	5,647	3,341	8,988
Total Liabilities Assumed	$828,081	$3,341	$831,422

Net Assets Acquired	72,029	(3,521)	68,508
Consideration Paid	157,503	—	157,503
Goodwill Recorded on Acquisition	$85,474	$3,521	$88,995

The above fair values are final with the exception of loans, premises and equipment, other assets, other liabilities and accrued expenses which are subject to adjustment as the Company finalizes fair value assessments. In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment.

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

The unaudited pro forma information, for the years ended December 31, 2015 and 2014, set forth below reflects the adjustments related to estimated amortization and accretion of purchase accounting fair value adjustments related to interest income on loans and investments, interest expense on time deposits and borrowings, unfavorable leases, SBA loan servicing rights, and core deposit and other intangibles. In the table below, merger-related expenses of $11.8 million and $1.3 million were excluded from pro forma non-interest expenses for the year ended December 31, 2015 and 2014, respectively. Additionally, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated cost savings:

	Pro Forma for the Year
Unaudited	Ended December 31,
(In thousands, except per share amounts)	2015	2014
Net Interest Income	$129,538	$102,400

Net income	$35,856	$20,089

Basic earnings per share	$2.06	$1.90

Diluted earnings per share	$2.06	$1.90

Page -83-

On February 14, 2014, the Company acquired FNBNY resulting in the addition of total acquired assets on a fair value basis of $211.9 million, with loans of $89.7 million, investment securities of $103.2 million and deposits of $169.9 million.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The operating results of the Company include the operating results of FNBNY since the acquisition date of February 14, 2014.

The following table summarizes the finalized fair value of the assets acquired and liabilities assumed:

(In thousands)	February 14, 2014
(In thousands, except per share amounts)
Cash and due from banks	$1,883
Interest earning deposits with banks	1,044
Securities	103,192
Loans	89,714
Premises and equipment	1,787
Core deposit intangible	951
Other assets	13,378
Total Assets Acquired	$211,949

Deposits	169,873
Federal Home Loan Bank term advances	39,282
Unsecured debt	1,450
Other liabilities and accrued expenses	2,620
Total Liabilities Assumed	$213,225

Net Assets Acquired/(Liabilities Assumed)	(1,276)
Consideration Paid	6,140
Goodwill Recorded on Acquisition	$7,416

21. PRESENTATION OF DEBT ISSUANCE COSTS

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

Page -84-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Board of Directors

Bridge Bancorp, Inc.

Bridgehampton, New York

We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Bridge Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bridge Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report By Management On Internal Control Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Bridge Bancorp, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

New York, New York
March 14, 2016

Page -85-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2015, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe Horwath LLP appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Directors, Executive officers and Corporate Governance will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016 and is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016 and is incorporated herein by reference thereto.

Page -86-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016 and is incorporated herein by reference thereto.

Set forth below is certain information as of December 31, 2015, regarding the Company’s equity compensation plans that have been approved by stockholders. The Company does not have any equity compensation plans that have not been approved by shareholders.

Equity Compensation Plan approved by Stockholders	Number of securities to be Issued upon Exercise of outstanding options and awards	Weighted Average Exercise Price with respect to Outstanding Stock Options	Number of Securities Remaining Available for Issuance under the Plan

2006 Equity Incentive Plan	114,602	$25.25	—

2012 Equity Incentive Plan	262,830	—	581,369

Total	377,432	$25.25	581,369

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016 and is incorporated herein by reference thereto.

Item 14. Principal Accountant Fees and Services

“Item 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm” “Fees Paid to Crowe Horwath,” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services of Independent Registered Public Accounting Firm” set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016, is incorporated herein by reference.

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

BRIDGE BANCORP, INC.
Registrant

March 14, 2016	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

March 14, 2016	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President and Chief Financial
Officer

March 14, 2016	/s/ Lisa A. DiIorio
Lisa A. DiIorio
Vice President, Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2016	/s/ Marcia Z. Hefter	,Director
Marcia Z. Hefter

March 14, 2016	/s/ Dennis A. Suskind	,Director
Dennis A. Suskind

March 14, 2016	/s/ Kevin M. O’Connor	,Director
Kevin M. O’Connor

March 14, 2016	/s/ Emanuel Arturi	,Director
Emanuel Arturi

March 14, 2016	/s/ Charles I. Massoud	,Director
Charles I. Massoud

March 14, 2016	/s/ Albert E. McCoy Jr.	,Director
Albert E. McCoy Jr.

March 14, 2016	/s/ Howard H. Nolan	,Director
Howard H. Nolan

March 14, 2016	/s/ Rudolph J. Santoro	,Director
Rudolph J. Santoro

March 14, 2016	/s/ Thomas J. Tobin	,Director
Thomas J. Tobin

March 14, 2016	/s/ Raymond A. Nielsen	,Director
Raymond A. Nielsen

March 14, 2016	/s/ Daniel Rubin	,Director
Daniel Rubin

March 14, 2016	/s/ Christian Yegen	,Director
Christian Yegen

Page -88-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Registrant’s amended Form 10, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10, File No. 0-18546, filed August 13, 1999)	*

3.1(ii)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 0-18546, filed November 18, 2008)	*

3.2	Revised By-laws of the Registrant (incorporated by reference to Registrant’s Form 8-K, File No. 1-34096, filed July 3, 2013)	*

10.1	Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed June 27, 2012)	*

10.2	Employment Contract – Kevin M. O’Connor (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.3	Form of Change in Control Agreement entered into with Messrs. McCaffery, Manseau and Santacroce (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 16, 2015)	*

10.4	Equity Incentive Plan (incorporated by reference to Registrant’s Form S-8, File No. 0-18546, filed August 14, 2006)	*

10.5	Supplemental Executive Retirement Plan (Revised for 409A) (incorporated by reference to Registrant’s Form 10-K, File No. 0-18546, filed March 14, 2008)	*

10.6	Agreement and Plan of Merger by and between Bridge Bancorp, Inc., The Bridgehampton National Bank and Community National Bank (incorporated by reference to Registrant’s Form 8-K, File No. 001-34096, filed December 18, 2014)	*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

101	The following financial statements from Bridge Bancorp, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2015, filed on March 14, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Denotes incorporated by reference.

Page -89-