Form 10-Q
period 2016-03-31
BRIDGE BANCORP INC
filed 2016-05-10
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 17,458,781 shares of common stock outstanding as of May 6, 2016.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$44,797	$79,750
Interest earning deposits with banks	22,411	24,808
Total cash and cash equivalents	67,208	104,558

Securities available for sale, at fair value	883,626	800,203
Securities held to maturity (fair value of $223,535 and $210,003, respectively)	218,278	208,351
Total securities	1,101,904	1,008,554

Securities, restricted	24,865	24,788

Loans held for investments	2,481,247	2,410,774
Allowance for loan losses	(21,799)	(20,744)
Loans, net	2,459,448	2,390,030

Premises and equipment, net	34,828	39,595
Accrued interest receivable	9,982	9,270
Goodwill	105,950	98,445
Other intangible assets	7,707	8,376
Prepaid pension	6,015	6,047
Bank owned life insurance	53,685	53,314
Other real estate owned	-	250
Other assets	41,964	38,732
Total Assets	$3,913,556	$3,781,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	$1,052,864	$1,156,882
Savings, NOW and money market deposits	1,619,970	1,393,888
Certificates of deposit of $100,000 or more	150,651	167,750
Other time deposits	116,927	125,105
Total deposits	2,940,412	2,843,625

Federal Funds Purchased	135,000	120,000
Federal Home Loan Bank term advances	299,174	297,507
Repurchase agreements	50,965	50,891
Subordinated debentures	78,397	78,363
Junior subordinated debentures	15,879	15,878
Other liabilities and accrued expenses	42,791	34,567
Total Liabilities	3,562,618	3,440,831

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	-	-
Common stock, par value $.01 per share:
Authorized: 40,000,000 shares; 17,460,529 and 17,388,918 shares issued, respectively; 17,448,727 and 17,388,918 shares outstanding, respectively	175	174
Surplus	279,099	278,333
Retained earnings	76,852	72,243
Less: Treasury Stock at cost, 11,802 and 0 shares, respectively	(331)	-
	355,795	350,750
Accumulated other comprehensive loss, net of income tax	(4,857)	(9,622)
Total Stockholders' Equity	350,938	341,128
Total Liabilities and Stockholders' Equity	$3,913,556	$3,781,959

See accompanying condensed notes to the Unaudited Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Interest income:
Loans (including fee income)	$27,949	$16,490
Mortgage-backed securities, CMOs and other asset-backed securities	3,849	2,567
U.S. GSE securities	356	405
State and municipal obligations	894	746
Corporate Bonds	277	185
Deposits with banks	37	7
Other interest and dividend income	245	107
Total interest income	33,607	20,507

Interest expense:
Savings, NOW and money market deposits	1,278	773
Certificates of deposit of $100,000 or more	215	190
Other time deposits	194	112
Federal funds purchased and repurchase agreements	185	146
Federal Home Loan Bank advances	827	250
Subordinated debentures	1,135	-
Junior subordinated debentures	341	341
Total interest expense	4,175	1,812

Net interest income	29,432	18,695
Provision for loan losses	1,250	800
Net interest income after provision for loan losses	28,182	17,895

Non interest income:
Service charges on deposit accounts	1,073	853
Fees for other customer services	919	598
Net securities gains (losses)	66	(10)
Title fee income	477	463
Other operating income	1,460	900
Total non interest income	3,995	2,804

Non interest expense:
Salaries and employee benefits	10,537	7,523
Occupancy and equipment	2,924	2,203
Technology and communications	1,085	790
Marketing and advertising	757	573
Professional services	1,008	521
FDIC assessments	508	311
Acquisition costs	(270)	175
Amortization of other intangible assets	676	48
Other operating expenses	1,682	1,166
Total non interest expense	18,907	13,310

Income before income taxes	13,270	7,389
Income tax expense	4,644	2,626
Net income	$8,626	$4,763
Basic earnings per share	$0.49	$0.41
Diluted earnings per share	$0.49	$0.41

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the
	Three Months Ended
	March 31,
	2016	2015
Net Income	$8,626	$4,763
Other comprehensive income:
Change in unrealized net gains on securities available for sale, net of reclassifications and deferred income taxes	5,757	2,966
Adjustment to pension liability, net of reclassifications and deferred income taxes	61	54
Unrealized losses on cash flow hedge, net of reclassifications and deferred income taxes	(1,053)	(420)
Total other comprehensive income	4,765	2,600
Comprehensive income	$13,391	$7,363

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	$174	$278,333	$72,243	$-	$(9,622)	$341,128
Net income			8,626			8,626
Shares issued under the dividend reinvestment plan ("DRP")		221				221
Stock awards granted and distributed	1	(11)		10		-
Stock awards forfeited		50		(50)		-
Vesting of stock awards				(291)		(291)
Share based compensation expense		506				506
Cash dividend declared, $0.23 per share			(4,017)			(4,017)
Other comprehensive income, net of deferred income taxes					4,765	4,765
Balance at March 31, 2016	$175	$279,099	$76,852	$(331)	$(4,857)	$350,938

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	$117	$118,846	$64,547	$(25)	$(8,367)	$175,118
Net income			4,763			4,763
Shares issued under the dividend reinvestment plan ("DRP")		169				169
Stock awards granted and distributed		(43)		43		-
Vesting of stock awards				(210)		(210)
Income tax effect of stock plans		48				48
Share based compensation expense		350				350
Cash dividend declared, $0.23 per share			(2,687)			(2,687)
Other comprehensive income, net of deferred income taxes					2,600	2,600
Balance at March 31, 2015	$117	$119,370	$66,623	$(192)	$(5,767)	$180,151

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net Income	$8,626	$4,763
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,250	800
Depreciation and (accretion)	(1,294)	(645)
Net amortization on securities	1,464	1,038
Increase in cash surrender value of bank owned life insurance	(371)	(230)
Amortization of intangible assets	676	48
Share based compensation expense	506	350
Excess tax benefit from share based compensation	97	-
Net securities (gains) losses	(66)	10
(Increase) decrease in accrued interest receivable	(712)	36
Small Business Administration ("SBA") loans originated for sale	(1,170)	-
Proceeds from sale of the guaranteed portion of SBA loans	1,310	-
Gain on sale of the guaranteed portion of SBA loans	(114)	-
Decrease (increase) decrease in other assets	1,360	(502)
Decrease in accrued expenses and other liabilities	(2,223)	(996)
Net cash provided by operating activities	9,339	4,672

Cash flows from investing activities:
Purchases of securities available for sale	(145,053)	(37,811)
Purchases of securities, restricted	(23,445)	(34,875)
Purchases of securities held to maturity	(21,329)	-
Proceeds from sales of securities available for sale	28,705	73,788
Redemption of securities, restricted	23,368	36,293
Maturities, calls and principal payments of securities available for sale	46,817	25,281
Maturities, calls and principal payments of securities held to maturity	11,185	3,052
Net increase in loans	(76,145)	(65,656)
Proceeds from loan sale	-	1,861
Proceeds from sales of other real estate owned, net	278	-
Purchase of premises and equipment	(960)	(1,064)
Net cash (used in) provided by investing activities	(156,579)	869

Cash flows from financing activities:
Net increase in deposits	97,110	5,704
Net increase in federal funds purchased	15,000	30,000
Net increase (decrease) in FHLB advances	1,793	(31,499)
Net increase (decrease) in repurchase agreements	74	(10,019)
Net proceeds from issuance of common stock	221	169
Repurchase of surrendered stock from vesting of restricted stock awards	(291)	(210)
Excess tax benefit from share based compensation	-	48
Cash dividends paid	(4,017)	(2,687)
Net cash provided by (used in) financing activities	109,890	(8,494)

Net increase in cash and cash equivalents	(37,350)	(2,953)
Cash and cash equivalents at beginning of period	104,558	51,730
Cash and cash equivalents at end of period	$67,208	$48,777

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$5,251	$1,842
Income tax	$1,970	$1,260

Noncash investing and financing activities:
Securities which settled in the subsequent period	$5,400	$-

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The computation of EPS for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended,
	March 31,
(In thousands, except per share data)	2016	2015
Net Income	$8,626	$4,763
Less: Dividends paid on and earnings allocated to participating securities	(170)	$(118)
Income attributable to common stock	$8,456	$4,645

Weighted average common shares outstanding, including participating securities	17,479	11,720
Less: weighted average participating securities	(353)	(301)
Weighted average common shares outstanding	17,126	11,419
Basic earnings per common share	$0.49	$0.41

Income attributable to common stock	$8,456	$4,645

Weighted average common shares outstanding	17,126	11,419
Weighted average common equivalent shares outstanding	11	1
Weighted average common and equivalent shares outstanding	17,137	11,420
Diluted earnings per common share	$0.49	$0.41

There were no stock options that were antidilutive at March 31, 2016. There were 37,739 options outstanding at March 31, 2015 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at March 31, 2016 and March 31, 2015, were not included in the computation of diluted earnings per share because the assumed conversion of the trust preferred securities was antidilutive.

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

No new grants of stock options were awarded and no compensation expense was attributable to stock options for the three months ended March 31, 2016 and March 31, 2015 because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the exercise or reporting date. The intrinsic value of options exercised during the first quarter of 2016 and 2015 was $15,000 and $0, respectively. The intrinsic value of options outstanding and exercisable at March 31, 2016 and March 31, 2015 was $103,000 and $20,000, respectively.

A summary of the status of the Company’s stock options as of and for the three months ended March 31, 2016 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, January 1, 2016	23,725	$25.25
Granted	-	-
Exercised	(4,000)	$25.25
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2016	19,725	$25.25	0.66 years	$103
Vested and Exercisable, March 31, 2016	19,725	$25.25	0.66 years	$103

	Number of	Exercise
Range of Exercise Prices	Options	Price
	19,725	$25.25
	19,725

During the three months ended March 31, 2016, restricted stock awards of 63,709 shares were granted. Of the 63,709 shares granted, 36,000 shares vest over seven years with a third vesting after years five, six and seven, 27,209 shares vest over five years with a third vesting after years three, four and five, and 500 shares vest ratably over three years. During the three months ended March 31, 2015, restricted stock awards of 55,437 shares were granted. Of the 55,437 shares granted, 30,625 shares vest over seven years with a third vesting after years five, six and seven and 24,812 shares vest over five years with a third vesting after years three, four and five. Compensation expense attributable to restricted stock awards was $351,000 and $302,000 for the three months ended March 31, 2016 and 2015, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the three months ended March 31, 2016 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 31, 2016	281,076	$23.46
Granted	63,709	$27.80
Vested	(34,927)	$21.70
Forfeited	(2,079)	$23.83
Unvested, March 31, 2016	307,779	$24.55

Effective in 2015, the Board revised the design of the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”) to include performance based awards. The LTI Plan includes 60% performance vested awards based on 3-year relative Total Shareholder Return (“TSR”) to the proxy peer group and 40% time vested awards. The awards are in the form of restricted stock units and cliff vest after five years and require an additional two year holding period before the restricted stock units are delivered in shares of common stock. The Company recorded expense of approximately $40,000 and $14,000 in connection with these awards for the three months ended March 31, 2016 and 2015, respectively.

In April 2009, the Company adopted a Directors Deferred Compensation Plan. Under the Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with this Plan, the Company recorded expenses of approximately $115,000 and $34,000 for the three months ended March 31, 2016 and 2015, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$67,242	$82	$(18)	$67,306
State and municipal obligations	102,417	1,346	(84)	103,679
U.S. GSE residential mortgage-backed securities	214,827	1,775	(78)	216,524
U.S. GSE residential collateralized mortgage obligations	360,008	1,663	(808)	360,863
U.S. GSE commercial mortgage-backed securities	12,432	224	-	12,656
U.S. GSE commercial collateralized mortgage obligations	68,741	449	(129)	69,061
Other asset backed securities	24,250	-	(1,940)	22,310
Corporate bonds	32,000	103	(876)	31,227
Total available for sale	881,917	5,642	(3,933)	883,626

Held to maturity:
U.S. GSE securities	-	-	-	-
State and municipal obligations	63,326	2,620	-	65,946
U.S. GSE residential mortgage-backed securities	12,393	34	(13)	12,414
U.S. GSE residential collateralized mortgage obligations	63,969	1,544	(66)	65,447
U.S. GSE commercial mortgage-backed securities	29,291	512	(81)	29,722
U.S. GSE commercial collateralized mortgage obligations	38,299	821	(147)	38,973
Corporate bonds	11,000	33	-	11,033
Total held to maturity	218,278	5,564	(307)	223,535
Total securities	$1,100,195	$11,206	$(4,240)	$1,107,161

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$63,238	$-	$(564)	$62,674
State and municipal obligations	87,830	427	(322)	87,935
U.S. GSE residential mortgage-backed securities	201,297	237	(1,270)	200,264
U.S. GSE residential collateralized mortgage obligations	321,253	513	(3,888)	317,878
U.S. GSE commercial mortgage-backed securities	12,491	7	(80)	12,418
U.S. GSE commercial collateralized mortgage obligations	64,809	9	(620)	64,198
Other asset backed securities	24,250	-	(1,879)	22,371
Corporate bonds	33,000	-	(535)	32,465
Total available for sale	808,168	1,193	(9,158)	800,203

Held to maturity:
U.S. GSE securities	7,466	1	-	7,467
State and municipal obligations	64,878	1,715	(113)	66,480
U.S. GSE residential mortgage-backed securities	7,609	-	(106)	7,503
U.S. GSE residential collateralized mortgage obligations	60,933	617	(498)	61,052
U.S. GSE commercial mortgage-backed securities	23,056	210	(313)	22,953
U.S. GSE commercial collateralized mortgage obligations	33,409	282	(185)	33,506
Corporate bonds	11,000	42	-	11,042
Total held to maturity	208,351	2,867	(1,215)	210,003
Total securities	$1,016,519	$4,060	$(10,373)	$1,010,206

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at March 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$10,507	$10,521
One to five years	90,049	90,378
Five to ten years	128,043	128,594
Beyond ten years	653,318	654,133
Total	$881,917	$883,626

Held to maturity:
Within one year	$4,910	$4,926
One to five years	31,088	31,457
Five to ten years	62,414	65,077
Beyond ten years	119,866	122,075
Total	$218,278	$223,535

Securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
March 31, 2016		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$29,231	$18	$-	$-
State and municipal obligations	16,528	81	4,586	3
U.S. GSE residential mortgage-backed securities	26,843	53	10,494	25
U.S. GSE residential collateralized mortgage obligations	58,730	85	64,799	723
U.S. GSE commercial mortgage-backed securities	-	-	-	-
U.S. GSE commercial collateralized mortgage obligations	21,205	57	10,112	72
Other asset backed securities	-	-	22,310	1,940
Corporate bonds	17,249	751	4,875	125
Total available for sale	169,786	1,045	117,176	2,888

Held to maturity:
U.S. GSE securities	-	-	-	-
State and municipal obligations	586	-	-	-
U.S. GSE residential mortgage-backed securities	-	-	5,251	13
U.S. GSE residential collateralized mortgage obligations	2,472	4	4,737	62
U.S. GSE commercial mortgage-backed securities	6,260	70	5,094	11
U.S. GSE commercial collateralized mortgage obligations	4,846	80	3,923	67
Corporate bonds	-	-	-	-
Total held to maturity	$14,164	$154	$19,005	$153

	Less than 12 months		Greater than 12 months
December 31, 2015		Unrealized		Unrealized
(In thousands)	Fair Value	losses	Fair Value	losses
Available for sale:
U.S. GSE securities	$37,759	$235	$24,914	$329
State and municipal obligations	39,621	298	5,118	24
U.S. GSE residential mortgage-backed securities	136,025	1,224	1,510	46
U.S. GSE residential collateralized mortgage obligations	187,543	1,781	66,830	2,107
U.S. GSE commercial mortgage-backed securities	8,594	80	-	-
U.S. GSE commercial collateralized mortgage obligations	51,178	503	10,034	117
Other Asset backed securities	-	-	22,371	1,879
Corporate bonds	27,640	360	4,825	175
Total available for sale	488,360	4,481	135,602	4,677

Held to maturity:
U.S. GSE securities	-	-	-	-
State and municipal obligations	18,375	113	-	-
U.S. GSE residential mortgage-backed securities	7,503	106	-	-
U.S. GSE residential collateralized mortgage obligations	15,918	149	15,679	349
U.S. GSE commercial mortgage-backed securities	13,982	313	-	-
U.S. GSE commercial collateralized mortgage obligations	7,912	8	3,813	177
Corporate bonds	-	-	-	-
Total held to maturity	$63,690	$689	$19,492	$526

Other-Than-Temporary Impairment

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

At March 31, 2016, the majority of unrealized losses on the available for sale securities are related to the Company’s U.S. GSE residential collateralized mortgage obligations, other asset backed securities, and corporate bonds. The decrease in fair value of the U.S. GSE residential collateralized mortgage obligations, other asset backed securities, and corporate bonds is attributable to changes in interest rates and not credit quality. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

There were $28.7 million of proceeds from sales of securities with gross gains of approximately $0.3 million and gross losses of approximately $0.2 million realized for the three months ended March 31, 2016. There were $73.8 million of proceeds from sales of securities with gross gains of approximately $0.5 million and gross losses of approximately $0.5 million realized for the three months ended March 31, 2015. Proceeds from calls of securities were $30.6 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Securities having a fair value of approximately $793.2 million and $611.0 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and Federal Home Loan Bank and Federal Reserve Bank overnight borrowings. The Company did not hold any trading securities during the three months ended March 31, 2016 or the year ended December 31, 2015.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the Federal Reserve Bank (“FRB”) system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned approximately $24.9 million and $24.8 million in FHLB, ACBB and FRB stock at March 31, 2016 and December 31, 2015, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

		Fair Value Measurements at
		3/31/2016
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$67,306		$67,306
State and municipal obligations	103,679		103,679
U.S. GSE residential mortgage-backed securities	216,524		216,524
U.S. GSE residential collateralized mortgage obligations	360,863		360,863
U.S. GSE commercial mortgage-backed securities	12,656		12,656
U.S. GSE commercial collateralized mortgage obligations	69,061		69,061
Other asset backed securities	22,310		22,310
Corporate bonds	31,227		31,227
Total available for sale	$883,626		$883,626
Derivatives	$2,096		$2,096

Financial Liabilities:
Derivatives	$5,162		$5,162

		Fair Value Measurements at
		December 31, 2015 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$62,674		$62,674
State and municipal obligations	87,935		87,935
U.S. GSE residential mortgage-backed securities	200,264		200,264
U.S. GSE residential collateralized mortgage obligations	317,878		317,878
U.S. GSE commercial mortgage-backed securities	12,418		12,418
U.S. GSE commercial collateralized mortgage obligations	64,198		64,198
Other Asset backed securities	22,371		22,371
Corporate bonds	32,465		32,465
Total available for sale	$800,203		$800,203
Derivatives	$779		$779

Financial Liabilities:
Derivatives	$2,073		$2,073

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
March 31, 2016 Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$167	—	—	$167

		Fair Value Measurements at
		December 31, 2015 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$483	—	—	$483
Other real estate owned	250	—	—	250

Impaired loans with allocated allowance for loan losses at March 31, 2016 had a carrying amount of $0.2 million, which is made up of the outstanding balance of $0.2 million, net of a valuation allowance of $0.02 million. This resulted in an additional provision for loan losses of $0.02 million that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2015, had a carrying amount of $0.5 million, which is made up of the outstanding balance of $0.5 million, net of a valuation allowance of $0.03 million. This resulted in an additional provision for loan losses of $0.03 million that is included in the amount reported on the Consolidated Statements of Income.

There was no other real estate owned at March 31, 2016. Other real estate owned at December 31, 2015 had a carrying amount of $250,000 and no valuation allowance recorded. Accordingly, there was no additional provision for loan losses include in the amount reported on the Consolidated Statements of Income.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of March 31, 2016 and December 31, 2015.

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

The estimated fair values and recorded carrying amounts of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at
		March 31, 2016 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$44,797	$44,797	$-	$-	$44,797
Interest bearing deposits with banks	22,411	-	22,411	-	22,411
Securities available for sale	883,626	-	883,626	-	883,626
Securities restricted	24,865	n/a	n/a	n/a	n/a
Securities held to maturity	218,278	-	223,535	-	223,535
Loans, net	2,459,448	-	-	2,468,721	2,468,721
Derivatives	2,096		2,096		2,096
Accrued interest receivable	9,982	-	3,810	6,172	9,982

Financial liabilities:
Certificates of deposit	267,578	-	268,784	-	268,784
Demand and other deposits	2,672,834	2,672,834	-	-	2,672,834
Federal funds purchased	135,000	135,000	-	-	135,000
Federal Home Loan Bank term advances	299,174	199,207	102,149	-	301,356
Repurchase agreements	50,965	-	52,029	-	52,029
Subordinated Debentures	78,397	-	-	82,681	82,681
Junior Subordinated Debentures	15,879	-	-	17,464	17,464
Derivatives	5,162	-	5,162	-	5,162
Accrued interest payable	568	74	494	-	568

		Fair Value Measurements at
		December 31, 2015 Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and due from banks	$79,750	$79,750	$-	$-	$79,750
Interest bearing deposits with banks	24,808	-	24,808	-	24,808
Securities available for sale	800,203	-	800,203	-	800,203
Securities restricted	24,788	n/a	n/a	n/a	n/a
Securities held to maturity	208,351	-	210,003	-	210,003
Loans, net	2,390,030	-	-	2,379,171	2,379,171
Derivatives	779		779		779
Accrued interest receivable	9,270	-	3,228	6,042	9,270

Financial liabilities:
Certificates of deposit	292,855	-	293,368	-	293,368
Demand and other deposits	2,550,770	2,550,770	-	-	2,550,770
Federal funds purchased	120,000	120,000	-	-	120,000
Federal Home Loan Bank term advances	297,507	197,243	100,772	-	298,015
Repurchase agreements	50,891	-	51,480	-	51,480
Subordinated Debentures	78,363	-	-	78,830	78,830
Junior Subordinated Debentures	15,878	-	-	16,566	16,566
Derivatives	2,073	-	2,073	-	2,073
Accrued interest payable	1,644	93	1,551	-	1,644

6. LOANS

The following table sets forth the major classifications of loans:

	March 31, 2016	December 31, 2015
(In thousands)
Commercial real estate mortgage loans	$1,011,068	$1,053,399
Multi-family mortgage loans	380,125	350,793
Residential real estate mortgage loans	448,164	392,815
Commercial, financial, and agricultural loans	511,190	501,766
Real estate-construction and land loans	111,180	91,153
Installment/consumer loans	16,135	17,596
Total loans	2,477,862	2,407,522
Net deferred loan costs and fees	3,385	3,252
	2,481,247	2,410,774
Allowance for loan losses	(21,799)	(20,744)
Net loans	$2,459,448	$2,390,030

On June 19, 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $734.0 million of acquired loans recorded at their fair value. There were approximately $632.0 million and $659.7 million of acquired CNB loans remaining as of March 31, 2016 and December 31, 2015, respectively.

On February 14, 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $37.0 million and $37.7 million of acquired FNBNY loans remaining as of March 31, 2016 and December 31, 2015, respectively.

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

The following table represents loans by class categorized by internally assigned risk grades as of March 31, 2016 and December 31, 2015:

	Grades:
March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)

Commercial real estate:
Owner occupied	$467,139	$2,557	$1,861	$-	$471,557
Non-owner occupied	532,504	525	6,482	-	539,511
Multi-Family	379,743	-	382	-	380,125
Residential real estate:
Residential mortgage	377,437	86	1,092	-	378,615
Home equity	68,016	517	1,016	-	69,549
Commercial:
Secured	113,867	284	2,025	-	116,176
Unsecured	388,248	2,969	3,797	-	395,014
Real estate construction and land loans	111,180	-	-	-	111,180
Installment/consumer loans	16,035	-	100	-	16,135
Total loans	$2,454,169	$6,938	$16,755	$-	$2,477,862

At March 31, 2016 there were $0.02 million and $6.8 million, respectively, of acquired CNB loans included in the special mention and substandard grades and $0.1 million and $0.6 million, respectively, of acquired FNBNY loans included in the special mention and substandard grades.

	Grades:
December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)

Commercial real estate:
Owner occupied	$465,967	$3,239	$2,115	$-	$471,321
Non-owner occupied	573,049	542	8,487	-	582,078
Multi-Family	350,785	—	8	-	350,793
Residential real estate:
Residential mortgage	323,557	87	845		324,489
Home equity	66,910	523	893		68,326
Commercial:
Secured	121,037	151	2,549	-	123,737
Unsecured	370,642	3,191	4,196	-	378,029
Real estate construction and land loans	91,153	—	—	-	91,153
Installment/consumer loans	17,496	—	100	-	17,596
Total loans	$2,380,596	$7,733	$19,193	$-	$2,407,522

At December 31, 2015 there were $0.02 million and $9.6 million, respectively, of acquired CNB loans included in the special mention and substandard grades and $0.1 million and $0.2 million, respectively, of acquired FNBNY loans included in the special mention and substandard grades.

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans, as defined by ASC 310-10:

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	≥90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$222	$-	$599	$224	$1,045	$470,512	$471,557
Non-owner occupied	-	-	-	-	-	539,511	539,511
Multi-Family	-	-	-	-	-	380,125	380,125
Residential real estate:
Residential mortgages	1,653	87	852	473	3,065	375,550	378,615
Home equity	138	69	216	804	1,227	68,322	69,549
Commercial and Industrial:
Secured	20	-	258	-	278	115,898	116,176
Unsecured	14	190	55	131	390	394,624	395,014
Real estate construction and land loans	-	-	-	-	-	111,180	111,180
Installment/consumer loans	-	1	-	3	4	16,131	16,135
Total loans	$2,047	$347	$1,980	$1,635	$6,009	$2,471,853	$2,477,862

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	≥90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
(In thousands)
Commercial real estate:
Owner occupied	$-	$-	$435	$631	$1,066	$470,255	$471,321
Non-owner occupied	-	-	-	-	-	582,078	582,078
Multi-Family	-	-	-	-	-	350,793	350,793
Residential real estate:
Residential mortgages	939	245	-	62	1,246	323,243	324,489
Home equity	69	100	188	610	967	67,359	68,326
Commercial and Industrial:
Secured	-	-	341	-	341	123,396	123,737
Unsecured	128	24	-	44	196	377,833	378,029
Real estate construction and land loans	-	-	-	-	-	91,153	91,153
Installment/consumer loans	-	-	-	3	3	17,593	17,596
Total loans	$1,136	$369	$964	$1,350	$3,819	$2,403,703	$2,407,522

At March 31, 2016 and December 31, 2015 there were no FNBNY acquired loans 30-59 days past due. At March 31, 2016, there were $1.7 million of CNB acquired loans that were 30-89 days past due. There were $1.2 million of CNB acquired loans 30-59 days past due at December 31, 2015. All loans 90 days or more past due that are still accruing interest represent loans acquired from CNB, FNBNY and Hamptons State Bank (“HSB”) which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expect to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

As of March 31, 2016 and December 31, 2015, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $3.7 million and $2.6 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

For individually impaired loans, the following tables set forth by class of loans at March 31, 2016 and December 31, 2015 the recorded investment, unpaid principal balance and related allowance.  The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2016 and 2015:

	March 31, 2016			Three Months Ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$369	$557	$-	$376	$2
Non-owner occupied	1,237	1,237	-	1,240	19
Residential real estate:
Residential mortgages	473	485	-	198	-
Home equity	804	898	-	674	-
Commercial:
Secured	198	198	-	129	3
Unsecured	483	483	-	492	4
Total with no related allowance recorded	$3,564	$3,858	$-	$3,109	$28

With an allowance recorded:
Commercial real estate - Owner occupied	$-	$-	$-	$-	$-
Commercial real estate - Non-owner occupied	-	-	-	-	-
Residential real estate - Residential mortgages	-	-	-	-	-
Residential real estate - Home equity	-	-	-	-	-
Commercial - Secured	-	-	-	-	-
Commercial - Unsecured	185	190	18	188	2
Total with an allowance recorded:	$185	$190	$18	$188	$2

Total:
Commercial real estate:
Owner occupied	$369	$557	$-	$376	$2
Non-owner occupied	1,237	1,237	-	1,240	19
Residential real estate:
Residential mortgages	473	485	-	198	-
Home equity	804	898	-	674	-
Commercial:
Secured	198	198	-	129	3
Unsecured	668	673	18	680	6
Total	$3,749	$4,048	$18	$3,297	$30

				Three Months Ended
	December 31, 2015			March 31, 2015
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$384	$564	$-	3,854	$28
Non-owner occupied	927	928	-	947	15
Residential real estate:
Residential mortgage	62	73	-	141	-
Home equity	610	700	-	309	-
Commercial:
Secured	96	96	-	48	1
Unsecured	-	-	-	-	-
Total with no related allowance recorded	$2,079	$2,361	$-	$5,299	$44

With an allowance recorded:
Commercial real estate- Owner occupied	$-	$-	$-	$-	$-
Commercial real estate- Non owner occupied	318	318	20	322	4
Residential real estate - Residential mortgage	-	-	-	-	-
Residential real estate - Home equity	-	-	-	50	-
Commercial - Secured	-	-	-	330	-
Commercial - Unsecured	194	194	9	252	3
Total with an allowance recorded:	$512	$512	$29	$954	$7

Total:
Commercial real estate:
Owner occupied	$384	$564	$-	$3,854	$28
Non-owner occupied	1,245	1,246	20	1,269	19
Residential real estate:
Residential mortgage	62	73	-	141	-
Home equity	610	700	-	359	-
Commercial:
Secured	96	96	-	378	1
Unsecured	194	194	9	252	3
Total	$2,591	$2,873	$29	$6,253	$51

The Bank had no other real estate owned at March 31, 2016 compared to $0.3 million at December 31, 2015.

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

During the three months ended March 31, 2016, the Bank modified two loans as TDRs totaling $0.6 million compared to two loans modified as TDRs totaling $0.1 million for the three months ended March 31, 2015. During the quarters ending March 31, 2016 and

2015, there were no charge offs relating to TDRs and there were no loans modified as TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of March 31, 2016 and December 31, 2015, the Company had $0.2 million and $0.1 million, respectively of nonaccrual TDR loans and $2.2 million and $1.7 million, respectively of performing TDRs. At March 31, 2016 and December 31, 2015, total nonaccrual TDR loans are secured with collateral that has an appraised value of $0.3 million and $0.3 million, respectively. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the quarter ending March 31, 2016 that did not meet the definition of a TDR. These loans have a total recorded investment as of March 31, 2016 of $12.1 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

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

At the acquisition date, the purchased credit impaired loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million; expected cash flows of $28.4 million; and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($11.9 million) represented the non-accretable difference. The difference between the expected cash flows and fair value ($6.6) million represented the initial accretable yield. At March 31, 2016, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $16.9 million and $8.3 million with a remaining non-accretable difference of ($1.9 million). At December 31, 2015, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $16.7 million and $8.3 million, respectively, with a remaining non-accretable difference of ($1.5 million).

At the acquisition date, the purchased credit impaired loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $19.8 million; expected cash flows of $8.1 million; and a fair value (initial carrying amount) of $7.5 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows

($11.7 million) represented the non-accretable difference. The difference between the expected cash flows and fair value ($0.6) million represented the initial accretable yield. At March 31, 2016, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $19.5 million and $7.2 million, respectively, with a remaining non-accretable difference of ($11.7 million). At December 31, 2015, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $19.9 million and $7.5 million, respectively, with a remaining non-accretable difference of ($11.7 million).

The following table summarizes the activity in the accretable yield for the purchased credit impaired loans:

	Three Months Ended
	March 31,
	2016	2015
(In thousands)
Balance at beginning of period	$7,113	$8,432
Accretable discount arising from acquisition of PCI loans	-	-
Accretion	(792)	(1,252)
Reclassification from (to) nonaccretable difference during the period	133	380
Other	418	-
Accretable discount at end of period	$6,872	$7,560

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

The Bank uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management's judgment and experience play a key role in recording the allowance estimates. Additions to the allowance for loan losses are made by provisions charged to earnings. Furthermore, an improvement in the expected cash flows related to purchased credit impaired loans would result in a reduction of the required specific allowance with a corresponding credit to the provision.

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2016 and December 31, 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under ASC 310-10, and based on impairment method as of March 31, 2016 and December 31, 2015. Additionally, the following tables represent the changes in the allowance for loan losses for the three month period ended March 31, 2016 and 2015, and the twelve month period ended December 31, 2015, by portfolio segment, as defined under ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

	For the Three Months Ended March 31, 2016
	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744
Charge-offs	-	-	-	(200)	-	-	(200)
Recoveries	-	-	-	4	-	1	5
Provision	(404)	461	583	359	247	4	1,250
Ending Balance	$7,446	$4,669	$2,698	$5,568	$1,277	$141	$21,799

Ending balance: individually evaluated for impairment	$-	$-	$-	$18	$-	$-	$18

Ending balance: collectively evaluated for impairment	$7,446	$4,669	$2,698	$5,550	$1,277	$141	$21,781

Ending balance: loan acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans	$1,011,068	$380,125	$448,164	$511,190	$111,180	$16,135	$2,477,862

Ending balance: individually evaluated for impairment	$1,606	$-	$1,277	$866	$-	$-	$3,749

Ending balance: collectively evaluated for impairment	$1,004,120	$376,763	$445,590	$504,290	$111,180	$16,135	$2,458,078

Ending balance: loans acquired with deteriorated credit quality	$5,342	$3,362	$1,297	$6,034	$-	$-	$16,035

The table above includes loans acquired on June 19, 2015 from CNB and February 14, 2014 from FNBNY.

	For the Twelve Months Ended December 31, 2015
	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637
Charge-offs	(50)	-	(249)	(827)	-	(2)	(1,128)
Recoveries	-	-	79	149	-	7	235
Provision	906	1,538	77	1,557	(74)	(4)	4,000
Ending Balance	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744

Ending balance: individually evaluated for impairment	$20	$-	$-	$9	$-	$-	$29

Ending balance: collectively evaluated for impairment	$7,830	$4,208	$2,115	$5,396	$1,030	$136	$20,715

Ending balance: loan acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans	$1,053,399	$350,793	$392,815	$501,766	$91,153	$17,596	$2,407,522

Ending balance: individually evaluated for impairment	$1,629	$-	$672	$290	$-	$-	$2,591

Ending balance: collectively evaluated for impairment	$1,051,135	$347,054	$390,876	$495,045	$91,153	$17,596	$2,392,859

Ending balance: loans acquired with deteriorated credit quality	$635	$3,739	$1,267	$6,431	$-	$-	$12,072

The table above includes loans acquired on June 19, 2015 from CNB and February 14, 2014 from FNBNY.

	Three Months Ended March 31, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Financial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637
Charge-offs	-	-	-	(200)	-	(2)	(202)
Recoveries	-	-	-	20	1	4	25
Provision	(4)	310	(71)	559	1	5	800
Ending Balance	$6,990	$2,980	$2,137	$4,905	$1,106	$142	$18,260

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

There were no contributions to the pension plan or the SERP during the three months ended March 31, 2016. In accordance with the SERP, a retired executive received a distribution from the Plan totaling $28,000 during the three months ended March 31, 2016.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost/(recovery):

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
(In thousands)	2016	2015	2016	2015
Service cost	$291	$280	$44	$42
Interest cost	196	174	26	22
Expected return on plan assets	(455)	(453)	-	-
Amortization of net loss	99	93	7	8
Amortization of unrecognized prior service cost	(19)	(20)	-	-
Amortization of unrecognized transition obligation	-	-	7	7
Net periodic benefit cost/(recovery)	$112	$74	$84	$79

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At March 31, 2016 and December 31, 2015, securities sold under agreements to repurchase totaled $51.0 million and $50.9 million, respectively, and were secured by U.S. GSE, residential mortgage-backed securities and residential collateralized mortgage obligations with a carrying amount of $55.9 million and $55.9 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $1.0 million maturing during the second quarter of 2016 and $50.0 million maturing during the fourth quarter of 2016. At maturity, the securities underlying the agreements are returned to the Company. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	For the three months ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Average daily balance	$50,850	$32,122
Average interest rate	0.85%	1.01%
Maximum month-end balance	$51,025	$36,230
Weighted average interest rate	0.84%	1.01%

10. FEDERAL HOME LOAN BANK ADVANCES

The following table sets forth the contractual maturities and weighted average interest rates of FHLB advances over the next four years at March 31, 2016 and December 31, 2015:

	March 31, 2016
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$—	—%

2016	251,571	0.70%
2017	19,141	0.74%
2018	25,693	1.04%
2019	2,769	1.07%
	299,174	0.73%
	$299,174	0.73%

	December 31, 2015
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$—	—%

2016	249,599	0.75%
2017	19,149	0.74%
2018	25,781	1.04%
2019	2,978	1.08%
	297,507	0.78%
	$297,507	0.78%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $763.9 million and $666.3 million of residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2016 and December 31, 2015, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.2 billion at March 31, 2016.

11. BORROWED FUNDS

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

Interest rate swaps with notional amounts totaling $125.0 million as of March 31, 2016 and December 31, 2015, were designated as cash flow hedges of certain Federal Home Loan Bank advances and repurchase agreements. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swaps designated as cash flow hedges is as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Notional amounts	$125,000	$75,000
Weighted average pay rates	1.58%	1.66%
Weighted average receive rates	0.63%	0.26%
Weighted average maturity	2.97 years	3.61 years

Interest expense recorded on these swap transactions totaled $250,000 and $134,000 for the three months ended March 31, 2016 and 2015, respectively, and is reported as a component of interest expense on FHLB Advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the three months ended March 31, 2016 the Company had $250,000 of reclassifications to interest expense. During the next twelve months, the Company estimates that $992,000 will be reclassified as an increase in interest expense.

The following table presents the net gains (losses) recorded, net of income tax, in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2016 and March 31, 2015:

March 31, 2016
Amount of (loss)
	Amount of (loss)	Amount of (loss)	recognized in other
	recognized in OCI	reclassified from OCI	non-interest income
(In thousands)	(Effective Portion)	to interest expense	(Ineffective Portion)
Interest rate contracts	$(2,023)	$(250)	$-

March 31, 2015
Amount of (loss)
	Amount of (loss)	Amount of (loss)	recognized in other
	recognized in OCI	reclassified from OCI	non-interest income
(In thousands)	(Effective Portion)	to interest expense	(Ineffective Portion)
Interest rate contracts	$(815)	$(134)	$-

The following table reflects the cash flow hedge included in the Consolidated Balance Sheets:

	March 31, 2016			December 31, 2015
		Fair	Fair		Fair	Fair
	Notional	Value	Value	Notional	Value	Value
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$100,000	$-	$(2,044)	$100,000	$14	$(713)
Forward starting interest rate swap related to FHLB Advances	$25,000	$-	$(1,023)	$25,000	$-	$(595)

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

The following table presents summary information about these interest rate swaps:

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Notional amounts	$56,014	$37,125
Weighted average pay rates	3.47%	3.28%
Weighted average receive rates	3.47%	3.28%
Weighted average maturity	15.33 years	16.81 years
Fair value of combined interest rate swaps	$-	$-

Credit-Risk-Related Contingent Features

As of March 31, 2016 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.3 million. As of March 31, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $5.0 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Unrealized holding gains on available for sale securities	$9,740	$4,915
Reclassification adjustment for (gains) losses realized in income	(66)	10
Income tax effect	(3,917)	(1,959)
Net change in unrealized gains on available for sale securities	5,757	2,966

Reclassification adjustment for amortization realized in income	94	88
Income tax effect	(33)	(34)
Net change in post-retirement obligation	61	54

Change in fair value of derivatives used for cash flow hedges	(2,023)	(815)
Reclassification adjustment for losses realized in income	250	134
Income tax effect	720	261
Net change in unrealized loss on cash flow hedges	(1,053)	(420)

Total	$4,765	$2,600

The following is a summary of the accumulated other comprehensive income balances, net of income tax:

	Balance as of		Balance as of
	December 31,	Current Period	March 31,
(In thousands)	2015	Change	2016
Unrealized (losses) gains on available for sale securities	$(4,741)	$5,757	$1,016
Unrealized (losses) gains on pension benefits	(4,111)	61	(4,050)
Unrealized losses on cash flow hedges	(770)	(1,053)	(1,823)
Total	$(9,622)	$4,765	$(4,857)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

			Affected Line Item
	Three Months Ended		in the Consolidated
(In thousands)	March 31, 2016	March 31, 2015	Statements of Income
Realized gains (losses) on sale of available for sale securities	$66	$(10)	Net securities losses
Income tax (expense) benefit	(27)	4	Income tax expense
Net of income tax	$39	$(6)

Amortization of defined benefit pension plan and the defined benefit plan component of the SERP:
Prior service credit (cost)	$19	$20	Salaries and employee benefits
Transition obligation	(7)	(7)	Salaries and employee benefits
Actuarial losses	(106)	(101)	Salaries and employee benefits
	$(94)	$(88)
Income tax benefit	38	34	Income tax expense
Net of income tax	$(56)	$(54)

Realized losses on cash flow hedges	$(250)	$(134)	Interest expense
Income tax benefit	101	52	Income tax expense
Net of income tax	$(149)	$(82)

Total reclassifications, net of income tax	$(166)	$(142)

14. BUSINESS COMBINATIONS

On June 19, 2015, the Company acquired Community National Bank (“CNB”) at a purchase price of $157.5 million, issued an aggregate of 5.647 million Bridge Bancorp common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $96.5 million, which is not deductible for tax purposes. At acquisition, CNB had total acquired assets on a fair value basis of $895.3 million, with loans of $729.4 million, investment securities of $90.1 million and deposits of $786.9 million. The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. It complements the Bank’s existing branch network and enhances asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of the Long Island and metropolitan marketplace through a network of 40 branches.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The operating results of the Company for the three month period ended March 31, 2016 includes the operating results of CNB since the acquisition date of June 19, 2015.

The following summarizes the finalized fair value of the assets acquired and liabilities assumed on June 19, 2015:

		Measurement
	As Initially	Period
(In thousands)	Reported	Adjustments	As Adjusted
Cash and due from banks	$24,628	$-	$24,628
Securities	90,109	-	90,109
Loans	736,348	(6,935)	729,413
Bank Owned Life Insurance	21,445	-	21,445
Premises and equipment	6,398	(5,122)	1,276
Other intangible assets	6,698	-	6,698
Other assets	14,484	7,245	21,729
Total Assets Acquired	$900,110	$(4,812)	$895,298

Deposits	$786,853	$-	$786,853
Federal Home Loan Bank term advances	35,581	-	35,581
Other liabilities and accrued expenses	5,647	6,214	11,861
Total Liabilities Assumed	$828,081	$6,214	$834,295

Net Assets Acquired	72,029	(11,026)	61,003
Consideration Paid	157,503	-	157,503
Goodwill Recorded on Acquisition	$85,474	$11,026	$96,500

15. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share Based-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2016. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.” ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-16 resulted in a fixed asset measurement period adjustment for $0.3 million that was recorded in 2016 related to the recovery of depreciation expense recorded in 2015.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; our ability to successfully integrate acquired entities; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this report. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Issuance of Subordinted Debentures

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

Acquisition of Community National Bank

On June 19, 2015, the Company acquired CNB at a purchase price of $157.5 million, issued an aggregate of 5.647 million Bridge Bancorp common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $96.5 million, which is not deductible for tax purposes. At acquisition, CNB had total acquired assets on a fair value basis of $899.3 million, with loans of $729.4 million, investment securities of $90.1 million and deposits of $786.9 million. The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. It complements the Bank’s existing branch network and enhances asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of the Long Island and metropolitan marketplace through a network of 40 branches.

Acquisition of FNBNY

On February 14, 2014, the Company acquired FNBNY Bancorp and its wholly owned subsidiary, the First National Bank of New York (collectively “FNBNY”) at a purchase price of $6.1 million and issued an aggregate of 240,598 Company shares in exchange for all the issued and outstanding stock of FNBNY. The purchase price was subject to certain post-closing adjustments equal to 60 percent of the net recoveries on $6.3 million of certain identified problem loans over a two-year period after the acquisition. As of February 14, 2016, a net recovery was realized and $0.3 million has been distributed to the former FNBNY shareholders. No further distributions are required. At acquisition, FNBNY had total acquired assets on a fair value basis of $211.9 million, with loans of $89.7 million, investment securities of $103.2 million and deposits of $169.9 million. With three full-service branches, including the Company’s first two branches in Nassau County located in Merrick and Massapequa, and one in western Suffolk County located in Melville, the transaction expanded our geographic footprint into Nassau County, complemented our existing branch network and enhanced our asset generation capabilities. The expanded branch network allowed the Company to serve a greater portion of the Long Island and metropolitan marketplace.

Quarterly Highlights

•	Net income for the first quarter of 2016 was $8.6 million and $0.49 per diluted share, compared to $4.8 million and $0.41 per diluted share for the first quarter of 2015.

•	Net interest income increased to $29.4 million for the first quarter of 2016 compared to $18.7 million in 2015.

•	Net interest margin was 3.43% for the first quarter of 2016 compared to 3.63% for the 2015 period.

•	Loans held for investment at March 31, 2016 of $2.48 billion increased $70.5 million or 2.9% over December 31, 2015 and increased $1.078 billion or 76.8% over March 31, 2015.

•	Total assets of $3.91 billion at March 31, 2016, increased $131.6 million compared to December 31, 2015 and increased $1.626 billion or 71.1% compared to March 31, 2015.

•	Deposits of $2.94 billion at March 31, 2016, increased $96.8 million over December 31, 2015 and increased $1.101 billion or 59.9% compared to March 31, 2015 levels.

•	Allowance for loan losses to total loans ratio, which was calculated inclusive of $632 million and $660 million, respectively, of CNB acquired loans, was 0.88% as of March 31, 2016 compared to 0.86% at December 31, 2015. The allowance for loan losses to total loans ratio at March 31, 2016, was 1.30% excluding CNB acquired loans.

•	All capital ratios exceed the fully phased in requirements of Basel III as of March 31, 2016.

•	A cash dividend of $0.23 per share was declared in April 2016 for the first quarter.

Current Environment

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule in July 2013 that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rules, while more favorable to community banks, require that all banks maintain higher levels of capital. The Bank’s current capital levels meet these new requirements.

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

Although the economy, real estate values and unemployment rates have improved, recent volatility in the stock market and declines in oil prices indicate that economic uncertainty still exists. The Bank continues to face challenges associated with ever increasing regulations and the current historically low interest rate environment. Over time, additional rate increases should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of our available for sale securities declines when rates increase, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the tenor of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long term benefits.

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

The Bank uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management's judgment and experience play a key role in recording the allowance estimates. Additions to the allowance for loan losses are made by provisions charged to earnings. Furthermore, an improvement in the expected cash flows related to purchased credit impaired loans would result in a reduction of the required specific allowance with a corresponding credit to the provision.

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2016 and December 31, 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended March 31, 2016 was $8.6 million and $0.49 per diluted share as compared to $4.8 million and $0.41 per diluted share for the same period in 2015.   Changes in net income for the three months ended March 31, 2016 compared to March 31, 2015 include: (i) a $10.7 million or 57.4% increase in net interest income as a result of growth in interest earning assets primarily related to loans and investments; (ii) a $0.5 million or 56.3% increase in the provision for loan losses; (iii) a $1.2 million or 42.5% increase in non-interest income related to $0.6 million in service charges and customer fees, title fee income, net securities gains, and $0.6 million in other non-interest income; (iv) an increase in non-interest expenses of $5.6 million related to higher operating costs associated with the acquired CNB operations and facilities, investments in technology, additional marketing costs, and amortization of CNB related intangible assets partially offset by a net recovery of $0.3 million of accrued costs associated with the CNB acquisition; and (v) a $2.0 million increase in income taxes associated with higher pre-tax income. The effective income tax rate was 35.0% for the quarter ended March 31, 2016 compared to 35.5% for the same period last year.

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

	Three Months Ended March 31,
	2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$2,423,498	$28,047	4.65%	$1,349,992	$16,493	4.95%
Mortgage-backed securities, CMOs and other asset-backed securities	737,161	3,849	2.10	493,502	2,567	2.11
Taxable securities	217,806	1,361	2.51	189,295	1,017	2.18
Tax exempt securities (2)	73,507	631	3.45	71,672	654	3.70
Deposits with banks	31,911	37	0.47	12,699	7	0.22
Total interest earning assets	3,483,883	33,925	3.92	2,117,160	20,738	3.97
Non interest earning assets:
Cash and due from banks	59,913			45,694
Other assets	250,657			101,645
Total assets	$3,794,453			$2,264,499

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,574,728	$1,278	0.33%	$1,056,512	$773	0.30%
Certificates of deposit of $100,000 or more	156,876	215	0.55	83,579	190	0.92
Other time deposits	120,760	194	0.65	56,862	112	0.80
Federal funds purchased and repurchase agreements	106,757	185	0.70	121,188	146	0.49
Federal Home Loan Bank advances	287,646	827	1.16	85,686	250	1.18
Subordinated Debentures	78,374	1,135	5.82	-	-	-
Junior Subordinated Debentures	15,878	341	8.64	15,873	341	8.71
Total interest bearing liabilities	2,341,019	4,175	0.72	1,419,700	1,812	0.52
Non interest bearing liabilities:
Demand deposits	1,068,944			650,635
Other liabilities	37,191			14,380
Total liabilities	3,447,154			2,084,715
Stockholders' equity	347,299			179,784
Total liabilities and stockholders' equity	$3,794,453			$2,264,499

Net interest income/interest rate spread (3)		29,750	3.20%		18,926	3.45%

Net interest earning assets/net interest margin (4)	$1,142,864		3.43%	$697,460		3.63%

Ratio of interest earning assets to interest bearing liabilities			148.82%			149.13%

Less: Tax equivalent adjustment		(318)			(231)

Net interest income		$29,432			$18,695

(1) Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.

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

	Three Months Ended March 31,
	2016 Over 2015
	Changes Due To
(In thousands)	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)(2)	$18,262	$(6,708)	$11,554
Mortgage-backed securities, CMOs and other asset-backed securities	1,367	(85)	1,282
Taxable securities	172	172	344
Tax exempt securities (2)	92	(115)	(23)
Deposits with banks	17	13	30
Total interest earning assets	19,910	(6,723)	13,187

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	419	86	505
Certificates of deposit of $100,000 or more	441	(416)	25
Other time deposits	216	(134)	82
Federal funds purchased and repurchase agreements	(102)	141	39
Federal Home Loan Bank Advances	622	(45)	577
Subordinated Debentures	1,135	-	1,135
Junior Subordinated Debentures	1	(1)	-
Total interest bearing liabilities	2,732	(369)	2,363
Net interest income	$17,178	$(6,354)	$10,824

(1) Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months Ended March 31, 2016 and March 31, 2015

Net interest income was $29.4 million for the three months ended March 31, 2016 compared to $18.7 million for the same period in 2015, an increase of $10.7 million or 57.4%. Net interest margin decreased to 3.43% for the quarter ended March 31, 2016, compared to 3.63% for the quarter ended March 31, 2015 as a result of higher costs of borrowings associated with the $80 million in subordinated debentures issued in September 2015, and lower yields on interest earning assets. The total average interest earning assets increased $1.367 billion or 64.6%, yielding 3.92% and the overall funding cost was 0.49%, including demand deposits. The yield on interest earning assets decreased approximately 5 basis points from 3.97% to 3.92%. The cost of interest bearing liabilities increased approximately 20 basis points during the first quarter of 2016 compared to 2015. The increase in average total deposits of $1.074 billion funded higher yielding loans, which grew $1.074 billion from the comparable 2015 quarter.

For the three months ended March 31, 2016, average net loans grew by $1.074 billion or 79.5% to $2.42 billion as compared to $1.35 billion for the same period in 2015, driven by growth in commercial real estate mortgage loans, commercial, financial and agricultural loans, and multi-family mortgage loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

For the three months ended March 31, 2016, average total investments increased by $274.0 million or 36.3% to $1.03 billion as compared to $754.5 million for the three months ended March 31, 2015. There were no federal funds sold for the three months ended March 31, 2016 and 2015. The average interest earning cash increased by $19.2 million to $31.9 million for the three months ended March 31, 2016 as compared to $12.7 million for the same period in 2015.

Average total interest bearing liabilities were $2.3 billion for the three months ended March 31, 2016 compared to $1.4 billion for the same period in 2015.  The yield on total interest bearing liabilities increased to 0.72% compared to 0.52% primarily due to the issuance of subordinated debentures of $80.0 million in September 2015. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive.

For the three months ended March 31, 2016, average total deposits increased by $1.074 billion or 58.1% to $2.9 billion from $1.8 billion from the same period in 2015.  Components of this increase include an increase in average balances in savings, NOW and money market accounts of $518.2 million or 49.0% to $1.6 billion for the three months ended March 31, 2016 compared to $1.1 billion for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $137.2 million to $277.6 million for 2016 as compared to $140.4 million for the same period last year.  Average balances in demand deposits increased $418.3 million or 64.3% to $1.07 billion for 2016 as compared to $650.6 million for the same period last year. Average public fund deposits comprised 17.9% of total average deposits during the three months ended March 31, 2016 and 19.5% of total average deposits for the same period in 2015.  Average federal funds purchased and repurchase agreements decreased $14.4 million or 11.9% to $106.8 million for the three months ended March 31, 2016 compared to $121.2 million for the same period in the prior year. Average FHLB advances increased $202.0 million or 235.7% to $287.6 million for the three months ended March 31, 2016 compared to $85.7 million for the same period 2015.

Total interest income increased $13.1 million or 63.9% to $33.6 million for the three months ended March 31, 2016 from $20.5 million for the same period in 2015.  Interest income on loans increased $11.4 million or 69.5% to $27.9 million for the three months ended March 31, 2016 from $16.5 million for the same period in 2015. The yield on average loans was 4.65% for 2016 as compared to 4.95% in 2015.

Interest income on investments in asset-backed, taxable and tax exempt securities increased $1.5 million to $5.4 million for the three months ended March 31, 2016 compared to $3.9 million for the same period in 2015.  Interest income on securities included net amortization of premiums on securities of $1.5 million for the three months ended March 31, 2016 compared to $1.0 million for the same period in 2015.  The tax adjusted average yield on total securities was 2.28% for the three months ended March 31, 2016 and 2015, respectively.

Total interest expense increased to $4.2 million for the three months ended March 31, 2016 compared to $1.8 million for the same period in 2015. The increase for the three months ended March 31, 2016 is a result of the increase in average interest bearing liabilities, principally the issuance of $80.0 million subordinated debentures in September 2015 and an increase in average FHLB advances.

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

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $1.3 million was recorded during the three months ended March 31, 2016 compared to a provision for loan loss of $0.8 million that was recorded during the same period in 2015. Net charge-offs were $0.2 million for the quarter ended March 31, 2016 compared to $0.9 million for the year ended December 31, 2015 and $0.2 million for the quarter ended March 31, 2015. The ratio of allowance for loan losses to nonaccrual loans was 1333%, 1537% and 780%, at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The allowance for loan losses increased to $21.8 million at March 31, 2016 as compared to $20.7 million at December 31, 2015 and $18.3 million at March 31, 2015. As a percentage of total loans the allowance was 0.88% at March 31, 2016 compared to 0.86% at December 31, 2015 and 1.30% at March 31, 2015. In accordance with current accounting guidance, the acquired CNB loans were recorded at fair value as of acquisition, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties.

Loans of approximately $23.7 million or 1.0% of total loans at March 31, 2016 were categorized as classified loans compared to $26.9 million or 1.1% at December 31, 2015 and $28.5 million or 2.0% at March 31, 2015. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. At March 31, 2016, classified loans included $0.7 million of acquired FNBNY loans and $6.8 million of acquired CNB loans. At December 31, 2015, classified loans included $0.3 million of acquired FNBNY loans and $9.6 million of acquired CNB loans.

At March 31, 2016, approximately $11.8 million of classified loans were commercial real estate (“CRE”) loans, including multi-family loans, and were well secured with real estate as collateral. Of the $11.8 million of CRE loans, $11.0 million were current and $0.8 million were past due. In addition, all the CRE loans have personal guarantees. At March 31, 2016, approximately $2.7 million of classified loans were residential real estate loans with $1.4 million current and $1.3 million past due. Commercial, financial, and agricultural loans represented $9.1 million of classified loans, with $0.4 million past due and $8.7 million current. There were no real estate construction and land loans considered classified. All real estate construction and land loans are well secured with collateral. The remaining $0.01 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans.

CRE loans, including multi-family loans, represented $1.39 billion or 56.1% of the total loan portfolio at March 31, 2016 compared to $1.40 billion or 58.3% at December 31, 2015 and $871.6 million or 62.2% at March 31, 2015. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

As of March 31, 2016 and December 31, 2015, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $3.7 million and $3.0 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured (“TDR”) loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered Level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans were $1.6 million or 0.07% of total loans at March 31, 2016 and $1.4 million or 0.06% of total loans at December 31, 2015. Approximately $0.2 million of the nonaccrual loans at March 31, 2016 and $0.09 million at December 31, 2015, represent troubled debt restructured loans.

The Bank had no other real estate owned at March 31, 2016, $0.3 million at December 31, 2015, and none at March 31, 2015.

The following table sets forth changes in the allowance for loan losses:

	Three Months Ended	For the Year Ended
	March 31, 2016	December 31, 2015
(In thousands)
Allowance for loan losses balance at beginning of period	$20,744	$17,637

Charge-offs:
Commercial real estate mortgage loans	-	(50)
Multi-family mortgage loans	-	-
Residential real estate mortgage loans	-	(249)
Commercial, financial and agricultural loans	(200)	(827)
Real estate construction and land loans	-	-
Installment/consumer loans	-	(2)
Total	(200)	(1,128)

Recoveries:
Commercial real estate mortgage loans	-	-
Multi-family mortgage loans	-	-
Residential real estate mortgage loans	-	79
Commercial, financial and agricultural loans	4	149
Real estate construction and land loans	-	-
Installment/consumer loans	1	7
Total	5	235

Net charge-offs	(195)	(893)
Provision for loan losses charged to operations	1,250	4,000
Balance at end of period	$21,799	$20,744

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan type:

	March 31, 2016		December 31, 2015
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$7,446	40.8%	$7,850	43.8%
Multi-family loans	4,669	15.3	4,208	14.6
Residential real estate mortgage loans	2,698	18.1	2,115	16.3
Commercial, financial & agricultural loans	5,568	20.6	5,405	20.8
Real estate construction and land loans	1,277	4.5	1,030	3.8
Installment/consumer loans	141	0.7	136	0.7
Total	$21,799	100.0%	$20,744	100.0%

Non-Interest Income

Total non-interest income increased $1.2 million to $4.0 million for the three months ended March 31, 2016 compared to $2.8 million for the same period in 2015. The increase reflects $0.6 million in higher levels of other non-interest income associated with BOLI, a net recovery associated with certain identified FNBNY acquired problem loans, gains on sale of the guaranteed portion of SBA loans and $0.5 million of higher service charges and fee income compared to prior year.

Non-Interest Expense

Total non-interest expense increased $5.6 million or 42.1% to $18.9 million during the three months ended March 31, 2016 compared to $13.3 million over the same period in 2015. Salaries and benefits increased $3.0 million to $10.5 million for the three months ended

March 31, 2016 compared to $7.5 million for the same period in 2015. Occupancy and equipment increased $0.7 million to $2.9 million compared to $2.2 for the same period in 2015. Technology and communications increased to $1.1 million from $0.8 million for the same period in prior year. Marketing and advertising increased to $0.8 million compared to $0.6 million for the same period in 2015. Professional services increased $0.5 million to $1.0 million for the three months ended March 31, 2016 compared to $0.5 million for the same period in 2015. FDIC assessments increased $0.2 million to $0.5 million for the three months ended March 31, 2016. Additionally, amortization of other intangible assets and other operating expenses increased $0.6 million and $0.5 million to $0.7 million and $1.7 million, respectively for the three months ended March 31, 2016. The above mentioned increases in non-interest expense are primarily related to higher operating costs associated with the acquired CNB operations and facilities, investments in technology, additional marketing costs, and amortization of CNB related intangible assets.

Income Taxes

The provision for income taxes increased $2.0 million to $4.6 million for the three months ended March 31, 2016 compared to $2.6 million for the three months ended March 31, 2015 primarily due to higher pretax income. The effective tax rate for the three months ended March 31, 2016 decreased to 35.0% from 35.5% for the same period last year.

Financial Condition

Total assets of the Company at March 31, 2016 increased $1.62 billion or 71.1% to $3.91 billion over the March 31, 2015 level of $2.29 billion, and increased $131.6 million compared to December 31, 2015. The growth from March 31, 2015 includes $0.9 billion of assets from the CNB acquisition and reflects strong organic growth in new and existing markets. Cash and due from banks decreased $35.0 million and interest earning deposits with banks decreased $2.4 million compared to December 31, 2015. Total securities increased $93.4 million or 9.3% to $1.10 billion and net loans increased $69.4 million or 2.9% to $2.5 billion compared to December 31, 2015. Total deposits increased $96.8 million to $2.940 billion at March 31, 2016 compared to $2.844 billion at December 31, 2015. Demand deposits decreased $104.0 million to $1.1 billion as of March 31, 2016 compared to $1.2 billion at December 31, 2015 primarily related to the seasonal outflow of public funds. Savings, NOW and money market deposits increased $226.1 million to $1.620 billion at March 31, 2016 from $1.394 billion at December 31, 2015. Certificates of deposit of $100,000 or more decreased $17.1 million to $150.7 million at March 31, 2016, from $167.8 million at December 31, 2015. Other time deposits decreased $8.2 million to $116.9 million at March 31, 2016, from $125.1 million at December 31, 2015.

Federal funds purchased were $135.0 million as of March 31, 2016 compared to $120.0 million at December 31, 2015. Federal Home Loan Bank advances were $299.2 million as of March 31, 2016 and $297.5 million at December 31, 2015. Repurchase agreements increased $0.1 million to $51.0 million at March 31, 2016 compared to $50.9 million as of December 31, 2015. Junior subordinated debentures remained at $15.9 million as of March 31, 2016 compared to December 31, 2015. Other liabilities and accrued expenses increased $8.2 million to $42.8 million as of March 31, 2016 from $34.6 million as of December 31, 2015. Stockholders’ equity was $350.9 million at March 31, 2016, an increase of $9.8 million or 2.9% from December 31, 2015, reflecting net income of $8.6 million and $0.5 million related to stock based compensation plans, a decrease in the unrealized loss on available for sale securities of $5.8 million, partially offset by $4.0 million paid in dividends. In April 2016, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Holding Company’s principal sources of liquidity included cash and cash equivalents of $19.1 million as of March 31, 2016, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the three months ended March 31, 2016, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of April 1, 2016, the Bank has $37.2 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At March 31, 2016, the Bank had aggregate lines of credit of $295.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $275.0 million is available on an unsecured basis. As of March 31, 2016, the Bank had $135.0 million in overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of March 31, 2016, the Bank had nothing outstanding in FHLB overnight borrowings and $299.2 million outstanding in FHLB term borrowings. As of December 31, 2015, the Bank had $120.0 million in overnight borrowings outstanding, nothing outstanding in FHLB overnight borrowings and $297.5 million outstanding in FHLB term borrowings. The Bank had $50.0 million of securities sold under agreements to repurchase outstanding as of March 31, 2016 with brokers and $1.0 million outstanding with customers. As of December 31, 2015, the Bank had $50.0 million of securities sold under agreements to repurchase outstanding with brokers and $0.9 million outstanding with customers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of March 31, 2016, the Bank had $22.4 million outstanding in brokered certificates of deposits and $128.5 million outstanding in brokered money market accounts. As of December 31, 2015, the Bank had $22.4 million outstanding in brokered certificates of deposits and $148.0 million outstanding in brokered money market accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Corporation and Bank are set forth in the table that follows. The Company and the Bank met all capital adequacy requirements on March 31, 2016.

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

As of March 31, 2016 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following table presents actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at March 31, 2016 and December 31, 2015.

	Basel III
					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
As of March 31, 2016	Actual		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	$246,518	8.9%	$124,248	4.5%	n/a	n/a
Bank	321,134	11.6	124,236	4.5	$179,453	6.5%
Total Capital to Risk Weighted Assets:
Consolidated	364,172	13.2	220,885	8.0	n/a	n/a
Bank	343,209	12.4	220,865	8.0	276,081	10.0
Tier 1 Capital to Risk Weighted Assets:
Consolidated	262,097	9.5	165,664	6.0	n/a	n/a
Bank	321,134	11.6	165,649	6.0	220,865	8.0
Tier 1 Capital to Average Assets:
Consolidated	262,097	7.1	147,540	4.0	n/a	n/a
Bank	321,134	8.7	147,559	4.0	184,449	5.0

	Basel III
					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
As of December 31, 2015	Actual		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	$249,921	9.3%	$121,074	4.5%	n/a	n/a
Bank	319,351	11.9	121,074	4.5	$174,884	6.5%
Total Capital to Risk Weighted Assets:
Consolidated	366,393	13.6	215,243	8.0	n/a	n/a
Bank	340,371	12.7	215,242	8.0	269,053	10.0
Tier 1 Capital to Risk Weighted Assets:
Consolidated	265,373	9.9	161,432	6.0	n/a	n/a
Bank	319,351	11.9	161,432	6.0	215,242	8.0
Tier 1 Capital to Average Assets:
Consolidated	265,373	7.6	140,490	4.0	n/a	n/a
Bank	319,351	9.1	140,492	4.0	175,615	5.0

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

At March 31, 2016, $1.037 billion or 94.1% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at March 31, 2016:

	Potential Change
Change in Interest	in Future Net
Rates in Basis Points	Interest Income
(Dollars in thousands)	$ Change	% Change
200	$(5,451)	(4.80)%
100	$(2,561)	(2.26)%
Static	-	-
(100)	$237	0.21%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income over the next twelve months by 4.80 percent. Our balance sheet sensitivity to such a move in interest rates at March 31, 2016 decreased as compared to March 31, 2015 (which was a decrease of 5.23 percent in net interest income over a 12 month period). This decrease is due to several factors which reflect our strategy to lessen our exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio remained stable from 3.21 to 3.30. Additionally, the bank has increased its use of swaps to extend liabilities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the consolidated Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

The following additional risk factor supplements the risk factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015.

If The Bank Regulators Impose Limitations On Our Commercial Real Estate Lending Activities, Our Earnings Could Be Adversely Affected

In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 325% of our total risk-based capital at March 31, 2016. Including owner-occupied commercial real estate, our ratio of commercial real estate loans to total risk-based capital ratio would be 471% at March 31, 2016.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the OCC were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans we hold, our earnings would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

10.1	First Amendment to Amended and Restated Employment Agreement by and between Bridge Bancorp, Inc., The Bridgehampton National Bank, and Howard H. Nolan, dated as of April 11, 2016.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101	The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016, filed on May 10, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015, (iv) Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015, and (vi) the Condensed Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

May 10, 2016	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

May 10, 2016	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer

