Form 10-Q
period 2016-06-30
BRIDGE BANCORP INC
filed 2016-08-08
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 17,470,686 shares of common stock outstanding as of August 5, 2016.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$50,581	$79,750
Interest earning deposits with banks	29,015	24,808
Total cash and cash equivalents	79,596	104,558

Securities available for sale, at fair value	627,083	800,203
Securities held to maturity (fair value of $229,174 and $210,003, respectively)	222,058	208,351
Total securities	849,141	1,008,554

Securities, restricted	20,894	24,788

Loans held for investments	2,524,926	2,410,774
Allowance for loan losses	(22,708)	(20,744)
Loans, net	2,502,218	2,390,030

Premises and equipment, net	34,712	39,595
Accrued interest receivable	8,916	9,270
Goodwill	105,950	98,445
Other intangible assets	7,088	8,376
Prepaid pension	8,252	6,047
Bank owned life insurance	84,117	53,314
Other real estate owned	-	250
Other assets	42,401	38,732
Total Assets	$3,743,285	$3,781,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	$1,111,993	$1,156,882
Savings, NOW and money market deposits	1,551,191	1,393,888
Certificates of deposit of $100,000 or more	101,542	167,750
Other time deposits	88,937	125,105
Total deposits	2,853,663	2,843,625

Federal Funds Purchased	150,000	120,000
Federal Home Loan Bank advances	198,842	297,507
Repurchase agreements	50,895	50,891
Subordinated debentures	78,432	78,363
Junior subordinated debentures	15,525	15,878
Other liabilities and accrued expenses	37,847	34,567
Total Liabilities	3,385,204	3,440,831

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	-	-
Common stock, par value $.01 per share:
Authorized: 40,000,000 shares; 17,467,534 and 17,388,918 shares issued, respectively; 17,459,242 and 17,388,918 shares outstanding, respectively	175	174
Surplus	280,130	278,333
Retained earnings	81,670	72,243
Treasury Stock at cost, 8,292 and 0 shares, respectively	(236)	-
	361,739	350,750
Accumulated other comprehensive loss, net of income tax	(3,658)	(9,622)
Total Stockholders' Equity	358,081	341,128
Total Liabilities and Stockholders' Equity	$3,743,285	$3,781,959

See accompanying condensed notes to the Unaudited Consolidated Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Loans (including fee income)	$29,228	$18,471	$57,177	$34,961
Mortgage-backed securities, CMOs and other asset-backed securities	3,648	2,468	7,497	5,035
U.S. GSE securities	296	381	652	786
State and municipal obligations	943	747	1,837	1,493
Corporate Bonds	279	184	556	369
Deposits with banks	35	11	72	18
Other interest and dividend income	304	118	549	225
Total interest income	34,733	22,380	68,340	42,887

Interest expense:
Savings, NOW and money market deposits	1,289	832	2,567	1,605
Certificates of deposit of $100,000 or more	116	217	331	407
Other time deposits	123	131	317	243
Federal funds purchased and repurchase agreements	293	92	478	238
Federal Home Loan Bank advances	844	339	1,671	589
Subordinated debentures	1,135	-	2,270	-
Junior subordinated debentures	343	342	684	683
Total interest expense	4,143	1,953	8,318	3,765

Net interest income	30,590	20,427	60,022	39,122
Provision for loan losses	900	700	2,150	1,500
Net interest income after provision for loan losses	29,690	19,727	57,872	37,622

Non interest income:
Service charges on deposit accounts	1,060	863	2,133	1,716
Fees for other customer services	1,031	788	1,950	1,386
Net securities gains (losses)	383	-	449	(10)
Title fee income	437	492	914	955
Other operating income	1,358	384	2,818	1,284
Total non interest income	4,269	2,527	8,264	5,331

Non interest expense:
Salaries and employee benefits	10,616	7,557	21,153	15,080
Occupancy and equipment	3,259	2,257	6,183	4,460
Technology and communications	1,318	823	2,403	1,613
Marketing and advertising	1,209	850	1,966	1,423
Professional services	1,039	565	2,047	1,086
FDIC assessments	537	308	1,045	619
Acquisition costs	-	8,204	(270)	8,379
Amortization of other intangible assets	672	45	1,348	93
Other operating expenses	1,791	1,425	3,473	2,591
Total non interest expense	20,441	22,034	39,348	35,344

Income before income taxes	13,518	220	26,788	7,609
Income tax expense	4,664	(243)	9,308	2,383
Net income	$8,854	$463	$17,480	$5,226
Basic earnings per share	$0.51	$0.04	$1.00	$0.43
Diluted earnings per share	$0.50	$0.04	$0.99	$0.43

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$8,854	$463	$17,480	$5,226
Other comprehensive income (loss):
Change in unrealized net gains (losses) on securities available for sale, net of reclassifications and deferred income taxes	1,392	(2,167)	7,149	801
Adjustment to pension liability, net of reclassifications and deferred income taxes	58	108	119	162
Unrealized (losses) gains on cash flow hedge, net of reclassifications and deferred income taxes	(251)	196	(1,304)	(224)
Total other comprehensive income (loss)	1,199	(1,863)	5,964	739
Comprehensive income (loss)	$10,053	$(1,400)	$23,444	$5,965

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	$174	$278,333	$72,243	$-	$(9,622)	$341,128
Net income			17,480			17,480
Shares issued under the dividend reinvestment plan		447				447
Stock awards granted and distributed	1	(133)		132		-
Stock awards forfeited		81		(81)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(308)		(308)
Exercise of stock options		(21)		21		-
Impact of modification of convertible trust preferred securities		356				356
Share based compensation expense		1,067				1,067
Cash dividend declared, $0.46 per share			(8,053)			(8,053)
Other comprehensive income, net of deferred income taxes					5,964	5,964
Balance at June 30, 2016	$175	$280,130	$81,670	$(236)	$(3,658)	$358,081

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	$117	$118,846	$64,547	$(25)	$(8,367)	$175,118
Net income			5,226			5,226
Shares issued under the dividend reinvestment plan		349				349
Shares issued in the acquisition of Community National Bank, net of offering costs (5,647,268 shares)	56	157,143				157,199
Stock awards granted and distributed	1	(212)		211		-
Stock awards forfeited		50		(50)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(212)		(212)
Exercise of stock options		4		76		80
Income tax effect of stock plans		48				48
Share based compensation expense		752				752
Cash dividend declared, $0.46 per share			(5,392)			(5,392)
Other comprehensive income, net of deferred income taxes					739	739
Balance at June 30, 2015	$174	$276,980	$64,381	$-	$(7,628)	$333,907

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net Income	$17,480	$5,226
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,150	1,500
Depreciation and (accretion)	(3,438)	(1,647)
Net amortization on securities	3,185	2,320
Increase in cash surrender value of bank owned life insurance	(803)	(478)
Amortization of intangible assets	1,348	93
Share based compensation expense	1,067	752
Net securities (gains) losses	(449)	10
Decrease (increase) in accrued interest receivable	354	(2,157)
Small Business Administration ("SBA") loans originated for sale	(4,839)	-
Proceeds from sale of the guaranteed portion of SBA loans	5,400	-
Gain on sale of the guaranteed portion of SBA loans	(457)	-
Decrease (increase) in other assets	598	(7,123)
(Decrease) increase in accrued expenses and other liabilities	(4,688)	2,830
Net cash provided by operating activities	16,908	1,326

Cash flows from investing activities:
Purchases of securities available for sale	(182,100)	(90,479)
Purchases of securities, restricted	(256,768)	(190,472)
Purchases of securities held to maturity	(32,651)	(10,175)
Proceeds from sales of securities available for sale	264,358	73,788
Redemption of securities, restricted	260,662	190,102
Maturities, calls and principal payments of securities available for sale	100,636	61,736
Maturities, calls and principal payments of securities held to maturity	18,450	10,392
Net increase in loans	(117,318)	(190,049)
Proceeds from loan sale	-	1,861
Proceeds from sales of other real estate owned, net	278	-
Purchase of bank owned life insurance	(30,000)	-
Purchase of premises and equipment	(1,786)	(2,668)
Net cash acquired in business combination	-	24,628
Net cash provided by (used in) investing activities	23,761	(121,336)

Cash flows from financing activities:
Net increase in deposits	10,694	163,095
Net increase (decrease) in federal funds purchased	30,000	(5,000)
Net (decrease) increase in Federal Home Loan Bank advances	(98,415)	1,500
Net increase (decrease) in repurchase agreements	4	(9,690)
Net proceeds from issuance of common stock	447	349
Net proceeds from exercise of stock options	-	80
Repurchase of surrendered stock from vesting of restricted stock awards	(308)	(212)
Excess tax benefit from share based compensation	-	48
Cash dividends paid	(8,053)	(5,392)
Other, net	-	(303)
Net cash (used in) provided by financing activities	(65,631)	144,475

Net (decrease) increase in cash and cash equivalents	(24,962)	24,465
Cash and cash equivalents at beginning of period	104,558	51,730
Cash and cash equivalents at end of period	$79,596	$76,195

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$8,506	$3,707
Income tax	$11,107	$4,335

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$-	$875,482
Fair value of liabilities assumed	$-	$828,081

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The computation of EPS for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended,		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net Income	$8,854	$463	$17,480	$5,226
Dividends paid on and earnings allocated to participating securities	(181)	(16)	(351)	(131)
Income attributable to common stock	$8,673	$447	$17,129	$5,095

Weighted average common shares outstanding, including participating securities	17,507	12,488	17,493	12,106
Weighted average participating securities	(358)	(305)	(356)	(303)
Weighted average common shares outstanding	17,149	12,183	17,137	11,803
Basic earnings per common share	$0.51	$0.04	$1.00	$0.43

Income attributable to common stock	$8,673	$447	$17,129	$5,095
Impact of assumed conversions - interest on 8.5% trust preferred securities	223	-	444	-
Income attributable to common stock including assumed conversions	$8,896	$447	$17,573	$5,095

Weighted average common shares outstanding	17,149	12,183	17,137	11,803
Incremental shares from assumed conversions of options and restricted stock units	14	3	9	3
Incremental shares from assumed conversions of 8.5% trust preferred securities	530	-	523	-
Weighted average common and equivalent shares outstanding	17,693	12,186	17,669	11,806
Diluted earnings per common share	$0.50	$0.04	$0.99	$0.43

There were no stock options that were antidilutive at June 30, 2016. There were 34,739 options outstanding at June 30, 2015 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $16.0 million in convertible trust preferred securities outstanding at June 30, 2016 and 2015, were dilutive for the three and six months ended June 30, 2016 and therefore were included in the computation of diluted earnings per share for those periods but were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2015 because the assumed conversion of the trust preferred securities was antidilutive during those periods.

3. STOCK BASED COMPENSATION PLANS

The Compensation Committee of the Board of Directors determines stock options and restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this Plan under the FASB ASC No. 718. On May 4, 2012, the stockholders of the Company approved the Company’s 2012 Stock-Based Incentive Plan which supersedes the Bridge Bancorp, Inc. Equity Incentive Plan that was approved in 2006. The Plan provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company.

No new grants of stock options were awarded and no compensation expense was attributable to stock options for the six months ended June 30, 2016 and 2015 because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the exercise or reporting date. The intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $38,000 and $3,000, respectively. The intrinsic value of options outstanding and exercisable at June 30, 2016 and 2015 was $48,000 and $50,000, respectively.

A summary of the status of the Company’s stock options as of and for the six months ended June 30, 2016 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, January 1, 2016	23,725	$25.25
Exercised	(8,333)	$25.25
Outstanding, June 30, 2016	15,392	$25.25	0.41 years	$48
Vested and Exercisable, June 30, 2016	15,392	$25.25	0.41 years	$48

	Number of	Exercise
	Options	Price
Range of Exercise Prices	15,392	$25.25

During the six months ended June 30, 2016, restricted stock awards of 66,809 shares were granted. Of the 66,809 shares granted, 36,000 shares vest over seven years with a third vesting after years five, six and seven, 27,209 shares vest over five years with a third vesting after years three, four and five, and 3,600 shares vest ratably over three years. During the six months ended June 30, 2015, restricted stock awards of 64,987 shares were granted. Of the 64,987 shares granted, 30,625 shares vest over seven years with a third vesting after years five, six and seven, 24,812 shares vest over five years with a third vesting after years three, four and five and the remaining 9,550 shares vest ratably over five years. Compensation expense attributable to restricted stock awards was $387,000 and $738,000 for the three and six months ended June 30, 2016, respectively, and $302,000 and $604,000 for the three and six months ended June 30, 2015, respectively.

A summary of the status of the Company’s unvested restricted stock as of and for the six months ended June 30, 2016 is as follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2016	281,076	$23.46
Granted	66,809	$27.91
Vested	(38,152)	$22.01
Forfeited	(3,266)	$24.91
Unvested, June 30, 2016	306,467	$24.60

Effective in 2015, the Board revised the design of the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”) to include performance based awards. The LTI Plan includes 60% performance vested awards based on 3-year relative Total Shareholder Return (“TSR”) to the proxy peer group and 40% time vested awards. The awards are in the form of restricted stock units and cliff vest after five years and require an additional two year holding period before the restricted stock units are delivered in shares of common stock. The Company recorded expense of approximately $51,000 and $91,000 in connection with these awards for the three and six months ended June 30, 2016, respectively, and approximately $22,000 and $36,000 for the three and six months ended June 30, 2015, respectively.

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, Directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expenses of approximately $123,000 and $238,000 for the three and six months ended June 30, 2016, respectively, and $78,000 and $112,000 for the three and six months ended June 30, 2015, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$58,242	$84	$(1)	$58,325
State and municipal obligations	108,184	2,400	(28)	110,556
U.S. GSE residential mortgage-backed securities	100,685	1,393	(4)	102,074
U.S. GSE residential collateralized mortgage obligations	236,771	1,962	(135)	238,598
U.S. GSE commercial mortgage-backed securities	6,488	213	-	6,701
U.S. GSE commercial collateralized mortgage obligations	56,412	546	(47)	56,911
Other asset backed securities	24,250	-	(1,940)	22,310
Corporate bonds	32,000	285	(677)	31,608
Total available for sale	623,032	6,883	(2,832)	627,083

Held to maturity:
U.S. GSE securities	-	-	-	-
State and municipal obligations	61,159	3,294	-	64,453
U.S. GSE residential mortgage-backed securities	11,837	107	-	11,944
U.S. GSE residential collateralized mortgage obligations	66,219	1,937	(33)	68,123
U.S. GSE commercial mortgage-backed securities	29,119	912	(53)	29,978
U.S. GSE commercial collateralized mortgage obligations	42,724	974	(51)	43,647
Corporate bonds	11,000	29	-	11,029
Total held to maturity	222,058	7,253	(137)	229,174
Total securities	$845,090	$14,136	$(2,969)	$856,257

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$63,238	$-	$(564)	$62,674
State and municipal obligations	87,830	427	(322)	87,935
U.S. GSE residential mortgage-backed securities	201,297	237	(1,270)	200,264
U.S. GSE residential collateralized mortgage obligations	321,253	513	(3,888)	317,878
U.S. GSE commercial mortgage-backed securities	12,491	7	(80)	12,418
U.S. GSE commercial collateralized mortgage obligations	64,809	9	(620)	64,198
Other asset backed securities	24,250	-	(1,879)	22,371
Corporate bonds	33,000	-	(535)	32,465
Total available for sale	808,168	1,193	(9,158)	800,203

Held to maturity:
U.S. GSE securities	$7,466	$1	$-	$7,467
State and municipal obligations	64,878	1,715	(113)	66,480
U.S. GSE residential mortgage-backed securities	7,609	-	(106)	7,503
U.S. GSE residential collateralized mortgage obligations	60,933	617	(498)	61,052
U.S. GSE commercial mortgage-backed securities	23,056	210	(313)	22,953
U.S. GSE commercial collateralized mortgage obligations	33,409	282	(185)	33,506
Corporate bonds	11,000	42	-	11,042
Total held to maturity	208,351	2,867	(1,215)	210,003
Total securities	$1,016,519	$4,060	$(10,373)	$1,010,206

The following table summarizes the amortized cost, fair value and maturities of the available for sale and held to maturity investment securities portfolio at June 30, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Amortized	Fair
(In thousands)	Cost	Value
Maturity
Available for sale:
Within one year	$14,277	$14,315
One to five years	74,503	75,060
Five to ten years	116,129	117,641
Beyond ten years	418,123	420,067
Total	$623,032	$627,083

Held to maturity:
Within one year	$3,644	$3,665
One to five years	31,697	32,326
Five to ten years	67,599	71,025
Beyond ten years	119,118	122,158
Total	$222,058	$229,174

Securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2016
	Less than 12 months		Greater than 12 months
		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
Available for sale:
U.S. GSE securities	$7,999	$(1)	$-	$-
State and municipal obligations	9,853	(27)	243	(1)
U.S. GSE residential mortgage-backed securities	-	-	1,782	(4)
U.S. GSE residential collateralized mortgage obligations	10,183	(48)	17,812	(87)
U.S. GSE commercial mortgage-backed securities	-	-	-	-
U.S. GSE commercial collateralized mortgage obligations	8,644	(22)	5,706	(25)
Other asset backed securities	-	-	22,310	(1,940)
Corporate bonds	17,406	(594)	4,918	(83)
Total available for sale	$54,085	$(692)	$52,771	$(2,140)

Held to maturity:
U.S. GSE securities	-	-	-	-
State and municipal obligations	-	-	-	-
U.S. GSE residential mortgage-backed securities	-	-	-	-
U.S. GSE residential collateralized mortgage obligations	218	-	4,457	(33)
U.S. GSE commercial mortgage-backed securities	6,201	(53)	-	-
U.S. GSE commercial collateralized mortgage obligations	4,899	(30)	3,969	(21)
Corporate bonds	-	-	-	-
Total held to maturity	$11,318	$(83)	$8,426	$(54)

	December 31, 2015
	Less than 12 months		Greater than 12 months
		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
Available for sale:
U.S. GSE securities	$37,759	$(235)	$24,914	$(329)
State and municipal obligations	39,621	(298)	5,118	(24)
U.S. GSE residential mortgage-backed securities	136,025	(1,224)	1,510	(46)
U.S. GSE residential collateralized mortgage obligations	187,543	(1,781)	66,830	(2,107)
U.S. GSE commercial mortgage-backed securities	8,594	(80)	-	-
U.S. GSE commercial collateralized mortgage obligations	51,178	(503)	10,034	(117)
Other asset backed securities	-	-	22,371	(1,879)
Corporate bonds	27,640	(360)	4,825	(175)
Total available for sale	$488,360	$(4,481)	$135,602	$(4,677)

Held to maturity:
U.S. GSE securities	$-	$-	$-	$-
State and municipal obligations	18,375	(113)	-	-
U.S. GSE residential mortgage-backed securities	7,503	(106)	-	-
U.S. GSE residential collateralized mortgage obligations	15,918	(149)	15,679	(349)
U.S. GSE commercial mortgage-backed securities	13,982	(313)	-	-
U.S. GSE commercial collateralized mortgage obligations	7,912	(8)	3,813	(177)
Corporate bonds	-	-	-	-
Total held to maturity	$63,690	$(689)	$19,492	$(526)

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are generally evaluated for OTTI under FASB ASC 320, Accounting for Certain Investments in Debt and Equity Securities. In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

At June 30, 2016, the majority of unrealized losses on the available for sale securities are related to the Company’s other asset backed securities and corporate bonds. The decrease in fair value of the other asset backed securities and corporate bonds is attributable to changes in interest rates and not credit quality. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

There were $235.7 million of proceeds from sales of securities with gross gains of approximately $1.3 million and gross losses of approximately $0.9 million realized for the three months ended June 30, 2016. There were $264.4 million of proceeds from sales of securities with gross gains of approximately $1.6 million and gross losses of approximately $1.2 million realized for the six months ended June 30, 2016. There were no sales of securities during the three months ended June 30, 2015. There were $73.8 million of proceeds from sales of securities with gross gains of approximately $0.5 million and gross losses of approximately $0.5 million realized for the six months ended June 30, 2015. Proceeds from calls of securities were $22.3 million and $53.0 million for the three and six months ended June 30, 2016, respectively. Proceeds from calls of securities were $10.3 million and $10.5 million for the three and six months ended June 30, 2015, respectively.

Securities having a fair value of approximately $650.9 million and $611.0 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings. The Company did not hold any trading securities during the six months ended June 30, 2016 or the year ended December 31, 2015.

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned approximately $20.9 million and $24.8 million in FHLB, ACBB and FRB stock at June 30, 2016 and December 31, 2015, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

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

Assets and liabilities measured on a recurring basis:

	June 30, 2016
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$58,325		$58,325
State and municipal obligations	110,556		110,556
U.S. GSE residential mortgage-backed securities	102,074		102,074
U.S. GSE residential collateralized mortgage obligations	238,598		238,598
U.S. GSE commercial mortgage-backed securities	6,701		6,701
U.S. GSE commercial collateralized mortgage obligations	56,911		56,911
Other asset backed securities	22,310		22,310
Corporate bonds	31,608		31,608
Total available for sale	$627,083		$627,083
Derivatives	$2,871		$2,871

Financial Liabilities:
Derivatives	$6,360		$6,360

	December 31, 2015
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available for sale securities:
U.S. GSE securities	$62,674		$62,674
State and municipal obligations	87,935		87,935
U.S. GSE residential mortgage-backed securities	200,264		200,264
U.S. GSE residential collateralized mortgage obligations	317,878		317,878
U.S. GSE commercial mortgage-backed securities	12,418		12,418
U.S. GSE commercial collateralized mortgage obligations	64,198		64,198
Other asset backed securities	22,371		22,371
Corporate bonds	32,465		32,465
Total available for sale	$800,203		$800,203
Derivatives	$779		$779

Financial Liabilities:
Derivatives	$2,073		$2,073

Assets measured at fair value on a non-recurring basis are summarized below:

June 30, 2016
Fair Value Measurements Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$84	—	—	$84

	December 31, 2015
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$483	—	—	$483
Other real estate owned	250	—	—	250

Impaired loans with allocated allowance for loan losses at June 30, 2016 had a carrying amount of $0.1 million, which is made up of the outstanding balance of $0.2 million, net of a valuation allowance of $0.1 million. This resulted in an additional provision for loan losses of $0.1 million that is included in the amount reported on the Consolidated Statements of Income. Impaired loans with allocated allowance for loan losses at December 31, 2015, had a carrying amount of $0.5 million, which is made up of the outstanding balance of $0.5 million, net of a valuation allowance of $0.03 million. This resulted in an additional provision for loan losses of $0.03 million that is included in the amount reported on the Consolidated Statements of Income.

There was no other real estate owned at June 30, 2016. Other real estate owned at December 31, 2015 had a carrying amount of $0.3 million and no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income.

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

Restricted Securities: It is not practicable to determine the fair value of FHLB, ACBB and FRB stock due to restrictions placed on transferability.

Derivatives: Represents interest rate swaps and the estimated fair values are based on valuation models using observable market data as of the measurement date (Level 2).

Loans: The estimated fair values of real estate mortgage loans and other loans receivable are based on discounted cash flow calculations that use available market benchmarks when establishing discount factors for the types of loans resulting in a Level 3 classification. Exceptions may be made for adjustable rate loans with resets of one year or less, which would be discounted straight to their rate index plus or minus an appropriate spread. All nonaccrual loans are carried at their current fair value. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price and therefore, while permissible for presentation purposes under FASB ASC 825-10, do not conform to FASB ASC 820-10.

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

Deposits: The estimated fair values of certificates of deposit are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for certificates of deposit maturities resulting in a Level 2 classification. Stated value is fair value for all other deposits resulting in a Level 1 classification.

Borrowed Funds: The estimated fair values of borrowed funds are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for funding maturities resulting in a Level 1 classification for overnight Federal funds purchased and FHLB advances and a Level 2 classification for all other maturity terms.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of June 30, 2016 and December 31, 2015.

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

The estimated fair values and recorded carrying amounts of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$50,581	$50,581	$-	$-	$50,581
Interest bearing deposits with banks	29,015	-	29,015	-	29,015
Securities available for sale	627,083	-	627,083	-	627,083
Securities restricted	20,894	n/a	n/a	n/a	n/a
Securities held to maturity	222,058	-	229,174	-	229,174
Loans, net	2,502,218	-	-	2,520,109	2,520,109
Derivatives	2,871	-	2,871	-	2,871
Accrued interest receivable	8,916	-	2,840	6,076	8,916

Financial liabilities:
Certificates of deposit	190,479	-	191,657	-	191,657
Demand and other deposits	2,663,184	2,663,184	-	-	2,663,184
Federal funds purchased	150,000	150,000	-	-	150,000
Federal Home Loan Bank advances	198,842	40,000	161,990	-	201,990
Repurchase agreements	50,895	-	50,939	-	50,939
Subordinated Debentures	78,432	-	-	84,810	84,810
Junior Subordinated Debentures	15,525	-	-	17,709	17,709
Derivatives	6,360	-	6,360	-	6,360
Accrued interest payable	1,456	103	1,353	-	1,456

	December 31, 2015
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$79,750	$79,750	$-	$-	$79,750
Interest bearing deposits with banks	24,808	-	24,808	-	24,808
Securities available for sale	800,203	-	800,203	-	800,203
Securities restricted	24,788	n/a	n/a	n/a	n/a
Securities held to maturity	208,351	-	210,003	-	210,003
Loans, net	2,390,030	-	-	2,379,171	2,379,171
Derivatives	779	-	779	-	779
Accrued interest receivable	9,270	-	3,228	6,042	9,270

Financial liabilities:
Certificates of deposit	292,855	-	293,368	-	293,368
Demand and other deposits	2,550,770	2,550,770	-	-	2,550,770
Federal funds purchased	120,000	120,000	-	-	120,000
Federal Home Loan Bank advances	297,507	197,243	100,772	-	298,015
Repurchase agreements	50,891	-	51,480	-	51,480
Subordinated Debentures	78,363	-	-	78,830	78,830
Junior Subordinated Debentures	15,878	-	-	16,566	16,566
Derivatives	2,073	-	2,073	-	2,073
Accrued interest payable	1,644	93	1,551	-	1,644

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	June 30, 2016	December 31, 2015
Commercial real estate mortgage loans	$1,016,322	$999,474
Multi-family mortgage loans	427,277	350,793
Residential real estate mortgage loans	452,370	446,740
Commercial, industrial and agricultural loans	511,517	501,766
Real estate construction and land loans	96,683	91,153
Installment/consumer loans	17,235	17,596
Total loans	2,521,404	2,407,522
Net deferred loan costs and fees	3,522	3,252
	2,524,926	2,410,774
Allowance for loan losses	(22,708)	(20,744)
Net loans	$2,502,218	$2,390,030

On June 19, 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $603.4 million and $659.7 million of acquired CNB loans remaining as of June 30, 2016 and December 31, 2015, respectively.

On February 14, 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $32.4 million and $37.7 million of acquired FNBNY loans remaining as of June 30, 2016 and December 31, 2015, respectively.

Lending Risk

The principal business of the Bank is lending, primarily in commercial real estate mortgage loans, multi-family mortgage loans, residential real estate mortgage loans, construction loans, home equity loans, commercial, industrial and agricultural loans, land loans and consumer loans. The Bank considers its primary lending area to be Nassau and Suffolk Counties located on Long Island and a substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectibility of such a loan portfolio is susceptible to changes in market and economic conditions in this region.

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

Residential Real Estate Mortgages and Home Equity Loans

Loans in these classifications are made to and secured by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this loan class. The Bank generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant subprime loans.

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

Credit Quality Indicators

The Company categorizes loans into risk categories of pass, special mention, substandard and doubtful based on relevant information about the ability of borrowers to service their debt including repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Assigned risk rating grades are continuously updated as new information is obtained. Loans risk rated special mention, substandard and doubtful are reviewed on a quarterly basis. The Company uses the following definitions for risk rating grades:

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

Doubtful: Loans classified as doubtful have all the weaknesses inherent in a substandard loan, and may also be in delinquency status and have defined weaknesses based on currently existing facts, conditions and values making collection or liquidation in full highly questionable and improbable.

The following tables represent loans by class categorized by internally assigned risk grades as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$412,605	$2,541	$889	$-	$416,035
Non-owner occupied	595,001	510	4,776	-	600,287
Multi-Family	427,277	-	-	-	427,277
Residential real estate:
Residential mortgage	382,246	85	2,076	-	384,407
Home equity	66,548	396	1,019	-	67,963
Commercial and Industrial:
Secured	111,975	276	2,085	-	114,336
Unsecured	392,421	2,585	2,175	-	397,181
Real estate construction and land loans	96,343	-	340	-	96,683
Installment/consumer loans	17,135	-	100	-	17,235
Total loans	$2,501,551	$6,393	$13,460	$-	$2,521,404

At June 30, 2016 there were $0.02 million and $4.3 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.1 million and $0.2 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

	December 31, 2015
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$465,967	$3,239	$2,115	$-	$471,321
Non-owner occupied	519,124	542	8,487	-	528,153
Multi-Family	350,785	—	8	-	350,793
Residential real estate:
Residential mortgage	377,482	87	845	-	378,414
Home equity	66,910	523	893	-	68,326
Commercial and Industrial:
Secured	121,037	151	2,549	-	123,737
Unsecured	370,642	3,191	4,196	-	378,029
Real estate construction and land loans	91,153	—	—	-	91,153
Installment/consumer loans	17,496	—	100	-	17,596
Total loans	$2,380,596	$7,733	$19,193	$-	$2,407,522

At December 31, 2015 there were $0.02 million and $9.6 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.1 million and $0.2 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

Past Due and Nonaccrual Loans

The following tables represent the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans, as defined by FASB ASC 310-10:

	June 30, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$592	$-	$611	$211	$1,414	$414,621	$416,035
Non-owner occupied	1,855	-	-	-	1,855	598,432	600,287
Multi-Family	-	-	-	-	-	427,277	427,277
Residential real estate:
Residential mortgages	489	419	852	557	2,317	382,090	384,407
Home equity	119	121	223	909	1,372	66,591	67,963
Commercial and Industrial:
Secured	-	-	208	-	208	114,128	114,336
Unsecured	122	46	-	369	537	396,644	397,181
Real estate construction and land loans	-	-	-	-	-	96,683	96,683
Installment/consumer loans	-	1	-	4	5	17,230	17,235
Total loans	$3,177	$587	$1,894	$2,050	$7,708	$2,513,696	$2,521,404

	December 31, 2015
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$-	$-	$435	$631	$1,066	$470,255	$471,321
Non-owner occupied	-	-	-	-	-	528,153	528,153
Multi-Family	-	-	-	-	-	350,793	350,793
Residential real estate:
Residential mortgages	939	245	-	62	1,246	377,168	378,414
Home equity	69	100	188	610	967	67,359	68,326
Commercial and Industrial:
Secured	-	-	341	-	341	123,396	123,737
Unsecured	128	24	-	44	196	377,833	378,029
Real estate construction and land loans	-	-	-	-	-	91,153	91,153
Installment/consumer loans	-	-	-	3	3	17,593	17,596
Total loans	$1,136	$369	$964	$1,350	$3,819	$2,403,703	$2,407,522

At June 30, 2016 and December 31, 2015 there were no FNBNY acquired loans 30-89 days past due. At June 30, 2016, there were $3.3 million of CNB acquired loans that were 30-89 days past due. At December 31, 2015, there were $1.2 million of CNB acquired loans 30-89 days past due. All loans 90 days or more past due that are still accruing interest represent loans acquired from CNB, FNBNY and Hamptons State Bank (“HSB”) which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expect to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

At June 30, 2016 and December 31, 2015, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $4.1 million and $2.6 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructurings (“TDR”). For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

For individually impaired loans, the following tables set forth by class of loans at June 30, 2016 and December 31, 2015 the recorded investment, unpaid principal balance and related allowance.  The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three and six months ended June 30, 2016 and 2015:

	June 30, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$355	$550	$-	$360	$3	$368	$5
Non-owner occupied	1,229	1,229	-	1,232	18	1,236	37
Residential real estate:
Residential mortgages	557	571	-	558	-	378	-
Home equity	909	1,007	-	884	-	674	-
Commercial and Industrial:
Secured	196	196	-	196	3	163	6
Unsecured	618	618	-	578	5	423	9
Total with no related allowance recorded	$3,864	$4,171	$-	$3,808	$29	$3,242	$57

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-	-	-
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and Industrial:
Secured	-	-	-	-	-	-	-
Unsecured	227	227	143	138	2	102	4
Total with an allowance recorded	$227	$227	$143	$138	$2	$102	$4

Total:
Commercial real estate:
Owner occupied	$355	$550	$-	$360	$3	$368	$5
Non-owner occupied	1,229	1,229	-	1,232	18	1,236	37
Residential real estate:
Residential mortgages	557	571	-	558	-	378	-
Home equity	909	1,007	-	884	-	674	-
Commercial and Industrial:
Secured	196	196	-	196	3	163	6
Unsecured	845	845	143	716	7	525	13
Total	$4,091	$4,398	$143	$3,946	$31	$3,344	$61

	December 31, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$384	$564	$-	$721	$2	$729	$5
Non-owner occupied	927	928	-	942	16	945	31
Residential real estate:
Residential mortgages	62	73	-	67	-	68	-
Home equity	610	700	-	1,163	-	870	-
Commercial and Industrial:
Secured	96	96	-	113	2	80	2
Unsecured	-	-	-	101	4	107	4
Total with no related allowance recorded	$2,079	$2,361	$-	$3,107	$24	$2,799	$42

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied	318	318	20	321	4	321	7
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	150	-	100	-
Commercial and Industrial:
Secured	-	-	-	-	-	-	-
Unsecured	194	194	9	129	2	134	5
Total with an allowance recorded	$512	$512	$29	$600	$6	$555	$12

Total:
Commercial real estate:
Owner occupied	$384	$564	$-	$721	$2	$729	5
Non-owner occupied	1,245	1,246	20	1,263	20	1,266	38
Residential real estate:
Residential mortgages	62	73	-	67	-	68	-
Home equity	610	700	-	1,313	-	970	-
Commercial and Industrial:
Secured	96	96	-	113	2	80	2
Unsecured	194	194	9	230	6	241	9
Total	$2,591	$2,873	$29	$3,707	$30	$3,354	$54

The Bank had no other real estate owned at June 30, 2016 compared to $0.3 million at December 31, 2015.

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

During the six months ended June 30, 2016, the Bank modified three loans as TDRs totaling $0.7 million compared to two loans modified as TDRs totaling $0.1 million during the six months ended June 30, 2015. During the six months ended June 30, 2016 there were no charge offs relating to TDRs as compared to $0.3 million in charge offs for the same period in 2015. During the six months ended June 30, 2016 and 2015, there were no loans modified as TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of June 30, 2016 and December 31, 2015, the Company had $0.1 million of nonaccrual TDRs and $2.1 million and $1.7 million, respectively, of performing TDRs. At June 30, 2016 and December 31, 2015, total nonaccrual TDRs are secured with collateral that has an appraised value of $1.3 million and $0.3 million, respectively. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the six months ended June 30, 2016 that did not meet the definition of a TDR. These loans have a total recorded investment as of June 30, 2016 of $11.8 million. The modification of these loans involved a modification of the terms of loans to borrowers who were not experiencing financial difficulties.

Acquired Loans

Loans acquired in a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

In determining the acquisition date fair value of purchased loans, acquired loans are aggregated into pools of loans with common characteristics. Each loan is reviewed at acquisition to determine if it should be accounted for as a loan that has experienced credit deterioration and it is probable that at acquisition, the Company will not be able to collect all the contractual principal and interest due from the borrower. All loans with evidence of deterioration in credit quality are considered purchased credit impaired (“PCI”) loans unless the loan type is specifically excluded from the scope of ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” such as loans with active revolver features or because management has minimal doubt in the collection of the loan.

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

At the acquisition date, the purchased credit impaired loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million; expected cash flows of $28.4 million; and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($11.9 million) represented the non-accretable difference. The difference between the expected cash flows and fair value ($6.6 million) represented the initial accretable yield. At June 30, 2016, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $13.3 million and $7.7 million, respectively, with a remaining non-accretable difference of ($1.4 million). At December 31, 2015, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $16.7 million and $8.3 million, respectively, with a remaining non-accretable difference of ($1.5 million).

At the acquisition date, the purchased credit impaired loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million; expected cash flows of $10.1 million; and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($13.3 million) represented the non-accretable difference. The difference between the expected cash flows and fair value ($1.4 million) represented the initial accretable yield. At June 30, 2016, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $17.7 million and $5.3 million, respectively, with a remaining non-accretable difference of ($10.7 million). At December 31, 2015, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $22.5 million and $8.2 million, respectively, with a remaining non-accretable difference of ($13.3 million).

The following table summarizes the activity in the accretable yield for the purchased credit impaired loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$6,872	$7,560	$7,113	$8,432
Accretable discount arising from acquisition of PCI loans	-	259	-	259
Accretion	(1,866)	(1,406)	(2,658)	(2,658)
Reclassification from nonaccretable difference during the period	959	1,117	1,092	1,497
Other	(2)	-	416	-
Accretable discount at end of period	$5,963	$7,530	$5,963	$7,530

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, multi-family mortgage loans, home equity loans, residential real estate mortgages, commercial, industrial and agricultural loans, real estate construction and land loans and consumer loans. The determination of the adequacy of the valuation allowance is a process that takes into consideration a variety of factors. The Bank has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. We consider our own charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

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

The Credit Risk Management Committee is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee, based on its risk assessment of the entire portfolio. Each quarter, members of the Credit Risk Management Committee meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the Credit Risk Management Committee’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2016 and December 31, 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310-10, and based on impairment method as of June 30, 2016 and December 31, 2015. The tables include loans acquired on June 19, 2015 from CNB and February 14, 2014 from FNBNY.

	At June 30, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$143	$-	$-	$143
Collectively evaluated for impairment	7,632	5,287	2,753	5,628	1,131	134	22,565
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total Allowance for Loan Losses	$7,632	$5,287	$2,753	$5,771	$1,131	$134	$22,708

Loans:
Individually evaluated for impairment	$1,584	$-	$1,465	$1,042	$-	$-	$4,091
Collectively evaluated for impairment	1,010,018	423,922	450,050	505,866	96,683	17,235	2,503,774
Loans acquired with deteriorated credit quality	4,720	3,355	855	4,609	-	-	13,539
Total Loans	$1,016,322	$427,277	$452,370	$511,517	$96,683	$17,235	$2,521,404

	At December 31, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$20	$-	$-	$9	$-	$-	$29
Collectively evaluated for impairment	7,830	4,208	2,115	5,396	1,030	136	20,715
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total Allowance for Loan Losses	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744

Loans:
Individually evaluated for impairment	$1,629	$-	$672	$290	$-	$-	$2,591
Collectively evaluated for impairment	997,210	347,054	444,801	495,045	91,153	17,596	2,392,859
Loans acquired with deteriorated credit quality	635	3,739	1,267	6,431	-	-	12,072
Total Loans	$999,474	$350,793	$446,740	$501,766	$91,153	$17,596	$2,407,522

The following tables represent the changes in the allowance for loan losses for the three and six month periods ended June 30, 2016 and 2015, by portfolio segment, as defined under FASB ASC 310-10. The loan segment represents the categories that the Bank develops to determine its allowance for loan losses.

	For the Three Months Ended June 30, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$7,446	$4,669	$2,698	$5,568	$1,277	$141	$21,799
Charge-offs	-	-	-	(97)	-	(2)	(99)
Recoveries	100	-	2	3	-	3	108
Provision	86	618	53	297	(146)	(8)	900
Ending Balance	$7,632	$5,287	$2,753	$5,771	$1,131	$134	$22,708

	For the Three Months Ended June 30, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$6,990	$2,980	$2,137	$4,905	$1,106	$142	$18,260
Charge-offs	-	-	-	(330)	-	-	(330)
Recoveries	-	-	77	110	-	1	188
Provision	176	35	(225)	588	130	(4)	700
Ending Balance	$7,166	$3,015	$1,989	$5,273	$1,236	$139	$18,818

	For the Six Months Ended June 30, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$7,850	4,208	2,115	5,405	1,030	136	20,744
Charge-offs	-	-	-	(297)	-	(2)	(299)
Recoveries	100	-	2	7	-	4	113
Provision	(318)	1,079	636	656	101	(4)	2,150
Ending Balance	$7,632	5,287	2,753	5,771	1,131	134	22,708

	For the Six Months Ended June 30, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for Loan Losses:
Beginning balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637
Charge-offs	-	-	-	(530)	-	(2)	(532)
Recoveries	-	-	78	130	-	5	213
Provision	172	345	(297)	1,147	132	1	1,500
Ending Balance	$7,166	$3,015	$1,989	$5,273	$1,236	$139	$18,818

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

There were $2.2 million of contributions to the pension plan during the six months ended June 30, 2016. There were no contributions to the SERP during the six months ended June 30, 2016. In accordance with the SERP, a retired executive received a distribution from the plan totaling $56,000 during the six months ended June 30, 2016.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$286	$283	$44	$42	$577	$562	$88	$83
Interest cost	201	176	26	23	397	351	52	45
Expected return on plan assets	(510)	(458)	-	-	(965)	(912)	-	-
Amortization of net loss	104	94	7	8	203	187	14	16
Amortization of unrecognized prior service cost	(19)	(19)	-	-	(38)	(38)	-	-
Amortization of unrecognized transition obligation	-	-	7	7	-	-	14	14
Net periodic benefit cost	$62	$76	$84	$80	$174	$150	$168	$158

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $50.9 million at June 30, 2016 and December 31, 2015. The repurchase agreements were collateralized by investment securities, of which 97% were U.S. GSE securities and 3% were U.S. GSE residential collateralized mortgage obligations with a carrying amount of $55.6 million at June 30, 2016 and 96% were U.S. GSE securities and 4% were U.S. GSE residential collateralized mortgage obligations with a carrying amount of $55.9 million at December 31, 2015.

Securities sold under agreements to repurchase are financing arrangements with $0.9 million maturing during the third quarter of 2016 and $50.0 million maturing during the fourth quarter of 2016. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, eligible counterparties are defined and monitored to minimize our exposure.

10. FEDERAL HOME LOAN BANK ADVANCES

The following tables set forth the contractual maturities and weighted average interest rates of FHLB advances over the next four years at June 30, 2016 and December 31, 2015:

	June 30, 2016
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$40,000	0.57%

2016	111,545	0.68%
2017	19,131	0.74%
2018	25,606	1.05%
2019	2,560	1.06%
	158,842	0.75%
	$198,842	0.72%

	December 31, 2015
Contractual Maturity	Amount	Weighted Average Rate
(Dollars in thousands)
Overnight	$-	-%

2016	249,599	0.75%
2017	19,149	0.74%
2018	25,781	1.04%
2019	2,978	1.08%
	297,507	0.78%
	$297,507	0.78%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $840.0 million and $666.3 million of residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2016 and December 31, 2015, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.12 billion at June 30, 2016.

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

Junior Subordinated Debentures

In December 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the "TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and, prior to May 27, 2016, were convertible into our common stock, at an effective conversion price of $31 per share. The TPS mature in 2039 but are currently callable by the Company at par any time with 30 days prior notice.

On May 27, 2016, the Company permanently increased the conversion ratio of the TPS from 32.2581 shares, representing a conversion price of $31 per share, to 34.4828 shares, representing a conversion price of $29 per share. This increase in the conversion ratio was accounted for as a modification of the TPS which resulted in a $0.4 million decrease in the TPS balance and a corresponding increase to Surplus which represents the increase in the fair value of the conversion option immediately before and after the modification. The decrease in the TPS balance resulting from the modification will be amortized as a yield adjustment over the remaining term of the TPS consistent with the related deferred debt issuance costs.

The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability. The Debentures bear interest at a fixed rate equal to 8.50% and mature on December 31, 2039. Consistent with regulatory requirements, the interest payments may be deferred for up to 5 years, and are cumulative. The Debentures have the same prepayment provisions as the TPS.

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

Interest rate swaps with notional amounts totaling $125.0 million as of June 30, 2016 and December 31, 2015, were designated as cash flow hedges of certain Federal Home Loan Bank advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swaps designated as cash flow hedges at June 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Notional amounts	$125,000	$125,000
Weighted average pay rates	1.58%	1.58%
Weighted average receive rates	0.63%	0.51%
Weighted average maturity	2.72 years	3.22 years

Interest expense recorded on these swap transactions totaled $239,000 and $489,000 for the three and six months ended June 30, 2016, respectively, and $176,000 and $310,000 for the three and six months ended June 30, 2015, respectively, and is reported as a component of interest expense on FHLB Advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the six months ended June 30, 2016 the Company had $489,000 of reclassifications to interest expense. During the next twelve months, the Company estimates that $1.2 million will be reclassified as an increase in interest expense.

The following tables present the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three and six months ended June 30, 2016 and 2015:

			Amount of (loss)
	Amount of (loss)	Amount of (loss)	recognized in other
(In thousands)	recognized in OCI	reclassified from OCI	non-interest income
Interest rate contracts	(Effective Portion)	to interest expense	(Ineffective Portion)
Three months ended June 30, 2016	$(661)	$(239)	$-
Six months ended June 30, 2016	$(2,684)	$(489)	$-
Three months ended June 30, 2015	$117	$(176)	$-
Six months ended June 30, 2015	$(698)	$(310)	$-

The following table reflects the cash flow hedge included in the Consolidated Balance Sheets at the dates indicated:

	June 30, 2016			December 31, 2015
		Fair	Fair		Fair	Fair
	Notional	Value	Value	Notional	Value	Value
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets/(liabilities):
Interest rate swaps related to FHLB Advances	$100,000	$-	$(2,328)	$100,000	$14	$(713)
Forward starting interest rate swap related to FHLB Advances	$25,000	$-	$(1,161)	$25,000	$-	$(595)

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

The following table presents summary information about these interest rate swaps at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Notional amounts	$55,702	$56,328
Weighted average pay rates	3.48%	3.39%
Weighted average receive rates	3.48%	3.39%
Weighted average maturity	15.07 years	15.59 years
Fair value of combined interest rate swaps	$-	$-

Credit-Risk-Related Contingent Features

As of June 30, 2016 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.5 million. As of June 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.7 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Unrealized holding gains (losses) on available for sale securities	$2,725	$(3,653)	$12,465	$1,262
Reclassification adjustment for (gains) losses realized in income	(383)	-	(449)	10
Income tax effect	(950)	1,486	(4,867)	(471)
Net change in unrealized gains (losses) on available for sale securities	1,392	(2,167)	7,149	801

Reclassification adjustment for amortization realized in income	99	90	193	179
Income tax effect	(41)	18	(74)	(17)
Net change in post-retirement obligation	58	108	119	162

Change in fair value of derivatives used for cash flow hedges	(661)	117	(2,684)	(698)
Reclassification adjustment for losses realized in income	239	176	489	310
Income tax effect	171	(97)	891	164
Net change in unrealized (loss) gain on cash flow hedges	(251)	196	(1,304)	(224)

Total	$1,199	$(1,863)	$5,964	$739

The following is a summary of the accumulated other comprehensive income balances, net of income tax, at the dates indicated:

		Current Period
(In thousands)	December 31, 2015	Change	June 30, 2016
Unrealized (losses) gains on available for sale securities	$(4,741)	$7,149	$2,408
Unrealized (losses) gains on pension benefits	(4,111)	119	(3,992)
Unrealized losses on cash flow hedges	(770)	(1,304)	(2,074)
Total	$(9,622)	$5,964	$(3,658)

The following represents the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015:

					Affected Line Item
	Three Months Ended		Six Months Ended		in the Consolidated
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	Statements of Income
Realized gains (losses) on sale of available for sale securities	$383	$-	$449	$(10)	Net securities gains (losses)
Income tax (expense) benefit	(155)	-	(182)	4	Income tax expense
Net of income tax	$228	$-	$267	$(6)

Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service cost	$19	$19	$38	$38	Salaries and employee benefits
Transition obligation	(7)	(7)	(14)	(14)	Salaries and employee benefits
Actuarial losses	(111)	(102)	(217)	(203)	Salaries and employee benefits
	$(99)	$(90)	$(193)	$(179)
Income tax benefit	40	(18)	78	17	Income tax expense
Net of income tax	$(59)	$(108)	$(115)	$(162)

Realized losses on cash flow hedges	$(239)	$(176)	$(489)	$(310)	Interest expense
Income tax benefit	97	74	198	126	Income tax expense
Net of income tax	$(142)	$(102)	$(291)	$(184)

Total reclassifications, net of income tax	$27	$(210)	$(139)	$(352)

14. BUSINESS COMBINATIONS

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

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The operating results of the Company for the three and six month periods ended June 30, 2016 and 2015 include the operating results of CNB since the acquisition date of June 19, 2015.

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

15. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share Based-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter of 2016. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model and also provides for recording credit losses on available for sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. ASU 2016-13 is effective for public entities that are SEC filers, like the Company, for interim and annual reporting periods beginning December 15, 2019. The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. ASU 2016-02 requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. ASU 2016-02 would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company is in the process of evaluating the impact ASU 2016-02 will have on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 would require equity securities to be measured at fair value with changes in fair value recognized through net income, but would allow equity securities that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments would simplify the impairment assessment of such equity securities and would require enhanced disclosure about these investments. ASU 2016-01 would also require separate presentation of financial assets and liabilities by measurement category and type of instrument, such as securities or loans, on the balance sheet or in the notes, and would eliminate certain other disclosures relating to the methods and assumptions used to estimate fair value. For public entities, like the Company, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 are intended to improve financial reporting by providing a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans which are scoped-out of the guidance. The amendments also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities, like the Company, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact ASU 2014-09 will have on the Company’s consolidated financial statements.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; the Company’s ability to successfully integrate acquired entities; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and 2016 Quarterly Reports on Form 10-Q. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Who We Are and How We Generate Income

Bridge Bancorp, Inc., a New York corporation, is a bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. The Company is dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank, its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title abstract subsidiary, and net gains on sales of securities and loans. The level of its non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity.

Principal Products and Services and Locations of Operations

Federally chartered in 1910, the Bank was founded by local farmers and merchants and now operates forty branches, thirty-eight in the primary market areas of Suffolk and Nassau Counties, Long Island, with one branch in Bayside, Queens and one in Manhattan. For over a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) home equity loans; (4) construction loans; (5) residential mortgage loans; (6) secured and unsecured commercial and consumer loans; (7) FHLB, FNMA, GNMA and FHLMC and non-agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the CDARS program, providing multi-millions of FDIC insurance on CD deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services, which offers a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Significant Events

Issuance of Subordinated Debentures

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

Acquisition of FNBNY

On February 14, 2014, the Company acquired FNBNY at a purchase price of $6.1 million and issued an aggregate of 240,598 Bridge Bancorp common shares in exchange for all the issued and outstanding stock of FNBNY. The purchase price was subject to certain post-closing adjustments equal to 60 percent of the net recoveries on $6.3 million of certain identified problem loans over a two-year period after the acquisition. As of February 14, 2016, a net recovery was realized and $0.3 million has been distributed to the former FNBNY shareholders. No further distributions are required. At acquisition, FNBNY had total acquired assets on a fair value basis of $211.9 million, with loans of $89.7 million, investment securities of $103.2 million and deposits of $169.9 million. With three full-service branches, including the Company’s first two branches in Nassau County located in Merrick and Massapequa, and one in western Suffolk County located in Melville, the transaction expanded our geographic footprint into Nassau County, complemented our existing branch network and enhanced our asset generation capabilities. The expanded branch network allowed the Company to serve a greater portion of the Long Island and metropolitan marketplace.

Quarterly Highlights

•	Net income for the second quarter of 2016 was $8.9 million and $0.50 per diluted share, compared to $0.5 million and $0.04 per diluted share for the quarter ended June 30, 2015 which included $5.3 million in costs, net of income taxes, associated with the CNB acquisition and a reduction in income tax expense of $0.4 million associated with changes in the New York City tax law enacted in the second quarter of 2015.

•	Net interest income increased to $30.6 million for the second quarter of 2016 compared to $20.4 million in 2015 primarily due to the increase in average interest earning assets reflecting the assets acquired from CNB as well as organic growth in loans and securities.

•	Net interest margin was 3.48% for the second quarter of 2016 compared to 3.57% for the 2015 period. The decrease in the net interest margin reflects the higher cost of borrowings associated with the $80 million in subordinated debentures issued in September 2015 and federal funds purchased and repurchase agreements.

•	Loans held for investment at June 30, 2016 totaled $2.52 billion, an increase of $114.2 million or 4.7% over December 31, 2015 and $259.7 million or 11.5% over June 30, 2015.

•	Total assets of $3.74 billion at June 30, 2016, decreased $38.7 million compared to December 31, 2015 and increased $315.3 million compared to June 30, 2015. The decrease in total assets from December 31, 2015 reflects the Company’s execution of a strategy to deleverage the balance sheet. During the second quarter the Company sold $235.7 million of lower yielding securities and paid down $85.3 million of borrowings and funded the run off of $67.4 million in acquired high rate certificates of deposit, $43.7 million in loan growth and $30.0 million in additional bank owned life insurance (“BOLI”).

•	Deposits of $2.85 billion at June 30, 2016, increased $10.0 million over December 31, 2015 and $70.1 million compared to June 30, 2015.

•	Allowance for loan losses to total loans ratio, which was calculated inclusive of $635.8 million of CNB and FNBNY acquired loans at June 30, 2016 and $697.4 million at December 31, 2015, was 0.90% as of June 30, 2016 compared to 0.86% at December 31, 2015. The allowance for loan losses to total loans ratio at June 30, 2016, was 1.20% excluding these acquired loans.

•	All capital ratios exceed the fully phased in requirements of Basel III as of June 30, 2016.

•	A cash dividend of $0.23 per share was declared in July 2016 for the second quarter.

Current Environment

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule in July 2013 that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for the Bank on January 1, 2015.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rules, while more favorable to community banks, require that all banks maintain higher levels of capital. The Bank’s current capital levels meet these new requirements.

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

Growth and service strategies have the potential to offset the compression on net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2010, the Bank has opened ten new branches, including the most recent branch openings in September 2014 in Bay Shore, New York; November 2014 in Port Jefferson, New York; and December 2014 in Smithtown, New York. Most of the recent branch openings move the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. The Bank has also grown through acquisitions including the June 2015 acquisition of CNB, the February 2014 acquisition of FNBNY, and the May 2011 acquisition of Hampton State Bank. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships.

Challenges and Opportunities

As noted earlier, on June 19, 2015, the Company acquired CNB. This acquisition increased the Company’s scale and continues the westward expansion into new markets in Nassau County, Queens and Manhattan. Management recognizes the challenges associated with acquisitions and leveraged the experience gained in the acquisitions of FNBNY in 2014 and Hamptons State Bank in 2011, to successfully integrate the operations of CNB.

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

Critical Accounting Policies

Allowance for Loan Losses

Management considers the accounting policy on the allowance for loan losses to be the most critical and requires complex management judgment. The judgments made regarding the allowance for loan losses can have a material effect on the results of operations of the Company.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank’s loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances. The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance. Refer to Note 7. “Allowance for Loan Losses” in the Condensed Notes to the Consolidated Financial Statements in Part I, Item 1 “Financial Statements” for further discussion of the allowance for loan losses.

Net Income

Net income for the three months ended June 30, 2016 was $8.9 million and $0.50 per diluted share as compared to $0.5 million and $0.04 per diluted share for the same period in 2015.   Changes in net income for the three months ended June 30, 2016 compared to June 30, 2015 include: (i) a $10.2 million or 49.8% increase in net interest income as a result of the increase in average interest earning assets reflecting assets acquired from CNB as well as organic growth in loans and securities; (ii) a $0.2 million or 28.6% increase in the provision for loan losses; (iii) a $1.8 million or 68.9% increase in non-interest income related to increases in customer fee income, net securities gains, BOLI income, and gains on sales of the guaranteed portion of Small Business Administration (“SBA”) loans; (iv) a decrease in non-interest expense of $1.6 million related to lower acquisition costs offset by higher operating costs associated with the acquired CNB operations and facilities, investments in technology, additional marketing costs, FDIC assessment, and amortization of CNB related intangible assets; and (v) a $4.9 million increase in income taxes associated with higher pre-tax income. The effective income tax rate was 34.5% for the quarter ended June 30, 2016 compared to a tax benefit for the same period last year.

Net income for the six months ended June 30, 2016 was $17.5 million and $0.99 per diluted share as compared to $5.2 million and $0.43 per diluted share for the same period in 2015.   Changes in net income for the six months ended June 30, 2016 compared to June 30, 2015 include: (i) a $20.9 million or 53.4% increase in net interest income as a result of the increase in average interest earning assets reflecting assets acquired from CNB as well as organic growth in loans and securities; (ii) a $0.7 million or 43.3% increase in the provision for loan losses reflecting loan portfolio growth; (iii) a $3.0 million or 55.0% increase in non-interest income related to increases in customer fee income, net securities gains, BOLI income, and gains on sales of the guaranteed portion of SBA loans; (iv) an increase in non-interest expense of $4.0 million related to higher operating costs associated with the acquired CNB operations and facilities, investments in technology, additional marketing costs, FDIC assessment, and amortization of CNB related intangible assets partially offset by lower acquisition costs; and (v) a $6.9 million increase in income taxes associated with higher pre-tax income. The effective income tax rate was 34.7% for the six months ended June 30, 2016 compared to 31.3% for the same period last year.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflect the average yield on assets and average cost of liabilities for those periods. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include nonaccrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities.”

	Three Months Ended June 30,
	2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$2,497,858	$29,327	4.72%	$1,543,555	$18,605	4.83%
Mortgage-backed securities, CMOs and other asset-backed securities	741,752	3,648	1.98	510,941	2,468	1.94
Taxable securities	220,300	1,388	2.53	188,426	995	2.12
Tax exempt securities (2)	81,061	667	3.31	76,330	669	3.52
Federal funds sold	-	-	-	32	-	-
Deposits with banks	28,916	35	0.49	13,885	11	0.32
Total interest earning assets	3,569,887	35,065	3.95	2,333,169	22,748	3.91
Non interest earning assets:
Cash and due from banks	66,512			56,001
Other assets	286,824			123,658
Total assets	$3,923,223			$2,512,828

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,593,438	$1,289	0.33%	$1,129,103	$832	0.30%
Certificates of deposit of $100,000 or more	125,993	116	0.37	95,120	217	0.92
Other time deposits	99,652	123	0.50	64,140	131	0.82
Federal funds purchased and repurchase agreements	182,240	293	0.65	108,764	92	0.34
Federal Home Loan Bank advances	335,696	844	1.01	134,459	339	1.01
Subordinated Debentures	78,409	1,135	5.82	-	-	-
Junior Subordinated Debentures	15,876	343	8.69	15,875	342	8.64
Total interest bearing liabilities	2,431,304	4,143	0.69	1,547,461	1,953	0.51
Non interest bearing liabilities:
Demand deposits	1,101,229			744,319
Other liabilities	37,066			15,933
Total liabilities	3,569,599			2,307,713
Stockholders' equity	353,624			205,115
Total liabilities and stockholders' equity	$3,923,223			$2,512,828

Net interest income (2) /interest rate spread (3)		30,922	3.26%		20,795	3.40%

Net interest earning assets/net interest margin (4)	$1,138,583		3.48%	$785,708		3.57%

Ratio of interest earning assets to interest bearing liabilities			146.83%			150.77%

Tax equivalent adjustment		(332)			(368)

Net interest income		$30,590			$20,427

(1) Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.

(2) The above table is presented on a tax equivalent basis.

(3) Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest earning assets.

	Six Months Ended June 30,
	2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1) (2)	$2,460,678	$57,374	4.69%	$1,447,309	$35,207	4.91%
Mortgage-backed securities, CMOs and other asset-backed securities	739,457	7,497	2.04	502,270	5,035	2.02
Taxable securities	219,053	2,749	2.52	188,858	2,012	2.15
Tax exempt securities (2)	77,284	1,298	3.38	74,014	1,323	3.60
Federal funds sold	-	-	-	16	-	-
Deposits with banks	30,413	72	0.48	13,295	18	0.27
Total interest earning assets	3,526,885	68,990	3.93	2,225,762	43,595	3.95
Non interest earning assets:
Cash and due from banks	63,212			50,876
Other assets	268,741			112,712
Total assets	$3,858,838			$2,389,350

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,584,083	$2,567	0.33%	$1,093,008	$1,605	0.30%
Certificates of deposit of $100,000 or more	141,435	331	0.47	89,381	407	0.92
Other time deposits	110,206	317	0.58	60,521	243	0.81
Federal funds purchased and repurchase agreements	144,498	478	0.67	114,942	238	0.42
Federal Home Loan Bank advances	311,671	1,671	1.08	110,207	589	1.08
Subordinated Debentures	78,392	2,270	5.82	-	-	-
Junior Subordinated Debentures	15,877	684	8.66	15,874	683	8.68
Total interest bearing liabilities	2,386,162	8,318	0.70	1,483,933	3,765	0.51
Non interest bearing liabilities:
Demand deposits	1,085,086			697,736
Other liabilities	37,128			15,161
Total liabilities	3,508,376			2,196,830
Stockholders' equity	350,462			192,520
Total liabilities and stockholders' equity	$3,858,838			$2,389,350

Net interest income (2) /interest rate spread (3)		60,672	3.23%		39,830	3.44%

Net interest earning assets/net interest margin (4)	$1,140,723		3.46%	$741,829		3.61%

Ratio of interest earning assets to interest bearing liabilities			147.81%			149.99%

Tax equivalent adjustment		(650)			(708)

Net interest income		$60,022			$39,122

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

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in the volume of average interest earning assets and interest bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rate. In addition, average earning assets include nonaccrual loans.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 Over 2015			2016 Over 2015
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)(2)	$13,616	$(2,894)	$10,722	$26,819	$(4,652)	$22,167
Mortgage-backed securities, CMOs and other asset-backed securities	1,128	52	1,180	2,412	50	2,462
Taxable securities	183	210	393	355	382	737
Tax exempt securities (2)	162	(164)	(2)	126	(151)	(25)
Federal funds sold	-	-	-	-	-	-
Deposits with banks	16	8	24	34	20	54
Total interest earning assets	15,105	(2,788)	12,317	29,746	(4,351)	25,395

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	368	89	457	787	175	962
Certificates of deposit of $100,000 or more	333	(434)	(101)	396	(472)	(76)
Other time deposits	236	(244)	(8)	262	(188)	74
Federal funds purchased and repurchase agreements	86	115	201	72	168	240
Federal Home Loan Bank Advances	505	-	505	1,082	-	1,082
Subordinated Debentures	1,135	-	1,135	2,270	-	2,270
Junior Subordinated Debentures	-	1	1	1	-	1
Total interest bearing liabilities	2,663	(473)	2,190	4,870	(317)	4,553
Net interest income (2)	$12,442	$(2,315)	$10,127	$24,876	$(4,034)	$20,842

(1) Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.

(2) The above table is presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months Ended June 30, 2016 and 2015

Net interest income was $30.6 million for the three months ended June 30, 2016 compared to $20.4 million for the three months ended June 30, 2015, an increase of $10.2 million or 49.8%. Total average interest earning assets increased $1.24 billion or 53.0%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 reflecting the acquired assets from CNB as well as organic growth in loans and securities. The yield on interest earning assets increased approximately 4 basis points to 3.95% for the 2016 second quarter from 3.91% for the 2015 second quarter. The cost of interest bearing liabilities increased approximately 18 basis points during the second quarter of 2016 to 0.69% compared to 0.51% for the second quarter of 2015. The overall funding cost for the 2016 second quarter was 0.47%, including demand deposits. Net interest margin decreased to 3.48% for the three months ended June 30, 2016, compared to 3.57% for the three months ended June 30, 2015 as a result of higher costs of borrowings associated with the $80 million in subordinated debentures issued in September 2015 and federal funds purchased and repurchase agreements.

Total interest income increased $12.3 million or 55.2% to $34.7 million for the three months ended June 30, 2016 from $22.4 million for the same period in 2015.  Interest income on loans increased $10.7 million or 58.2% to $29.2 million for the three months ended June 30, 2016 from $18.5 million for the same period in 2015. The tax adjusted average yield on total loans was 4.72% for 2016 as compared to 4.83% in 2015. For the three months ended June 30, 2016, average net loans grew by $954.3 million or 61.8% to $2.50 billion as compared to $1.54 billion for the same period in 2015, driven by growth in commercial real estate mortgage loans, commercial, industrial and agricultural loans, and multi-family mortgage loans as a result of the CNB acquisition coupled with organic growth. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Interest income on investments in asset-backed, taxable and tax exempt securities increased $1.4 million to $5.2 million for the three months ended June 30, 2016 compared to $3.8 million for the same period in 2015.  Interest income on securities included net amortization of premiums of $1.7 million in the second quarter of 2016 compared to net amortization of premiums of $1.3 million for the same period in 2015.  The tax adjusted average yield on total securities was 2.20% for the three months ended June 30, 2016, compared to 2.14% in 2015. For the three months ended June 30, 2016, average total investments in securities increased by $267.4 million or 34.5% to $1.04 billion as compared to $775.7 million for the three months ended June 30, 2015. Average interest earning cash increased by $15.0 million to $28.9 million for the three months ended June 30, 2016 as compared to $13.9 million for the same period in 2015.

Total interest expense increased to $4.1 million for the three months ended June 30, 2016 compared to $2.0 million for the same period in 2015. The increase for the three months ended June 30, 2016 is primarily a result of the increase in average interest bearing liabilities. Average total interest bearing liabilities were $2.43 billion for the three months ended June 30, 2016 compared to $1.55 billion for the same period in 2015 resulting from an increase of $530.7 million in interest bearing deposits, a $201.2 million increase in average FHLB advances and the issuance of $80.0 million of subordinated debentures in September 2015. The cost of total interest bearing liabilities increased to 0.69% for the 2016 second quarter compared to 0.51% for the prior year primarily due to the issuance of the subordinated debentures. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive. The average cost of certificates of deposit has decreased from 2015 as a result of the runoff of higher cost acquired certificates of deposit. The Bank continues its prudent management of deposit pricing.

For the three months ended June 30, 2016, average total deposits increased by $887.6 million or 43.7% to $2.92 billion from $2.03 billion from the same period in 2015.  Components of this increase include an increase in the average balances of savings, NOW and money market accounts of $464.3 million or 41.1% to $1.59 billion for the three months ended June 30, 2016 compared to $1.13 billion for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $66.3 million to $225.6 million for 2016 as compared to $159.3 million for the same period last year.  Average balances in demand deposits increased $356.9 million or 48.0% to $1.10 billion for 2016 as compared to $744.3 million for the same period last year. The Bank grew deposits as a result of the acquisition of CNB as well as building new relationships in existing and new markets. Average public fund deposits comprised 19.1% of total average deposits during the three months ended June 30, 2016 and 17.0% of total average deposits for the same period in 2015.  Average federal funds purchased and repurchase agreements increased $73.4 million or 67.6% to $182.2 million for the three months ended June 30, 2016 compared to $108.8 million for the same period in the prior year. Average FHLB advances increased $201.2 million or 149.7% to $335.7 million for the three months ended June 30, 2016 compared to $134.5 million for the same period in 2015.

Analysis of Net Interest Income for the Six Months ended June 30, 2016 and 2015

Net interest income was $60.0 million for the six months ended June 30, 2016 compared to $39.1 million for the six months ended June 30, 2015, an increase of $20.9 million or 53.4%. Total average interest earning assets increased $1.30 billion or 58.5%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 reflecting the acquired assets from CNB as well as organic growth in loans and securities. The yield on interest earning assets decreased approximately 2 basis points to 3.93% for 2016 from 3.95% for 2015. The cost of interest bearing liabilities increased approximately 19 basis points during 2016 to 0.70% compared to 0.51% for 2015. The overall funding cost for the six months ended June 30, 2016 was 0.48%, including demand deposits. Net interest margin decreased to 3.46% for 2016, compared to 3.61% for 2015 as a result of higher costs of borrowings associated with the $80 million in subordinated debentures issued in September 2015 and federal funds purchased and repurchase agreements.

Total interest income increased $25.4 million or 59.3% to $68.3 million for the six months ended June 30, 2016 from $42.9 million for the same period in 2015.  Interest income on loans increased $22.2 million or 63.5% to $57.2 million for 2016 from $35.0 million for 2015. The tax adjusted average yield on total loans was 4.69% for 2016 as compared to 4.91% in 2015. For the six months ended June 30, 2016, average net loans grew by $1.01 billion or 70.0% to $2.46 billion as compared to $1.45 billion for the same period in 2015, driven by growth in commercial real estate mortgage loans, commercial, industrial and agricultural loans, and multi-family mortgage loans as a result of the CNB acquisition coupled with organic growth.

Interest income on investments in asset-backed, taxable and tax exempt securities increased $2.8 million to $10.5 million for the six months ended June 30, 2016 compared to $7.7 million for the same period in 2015.  Interest income on securities included net amortization of premiums of $3.2 million for 2016 compared to net amortization of premiums of $2.3 million for 2015.  The tax adjusted average yield on total securities was 2.24% for 2016, compared to 2.21% in 2015. For the six months ended June 30, 2016, average total investments in securities increased by $270.7 million or 35.4% to $1.04 billion as compared to $765.1 million for the six months ended June 30, 2015. Average interest earning cash increased by $17.1 million to $30.4 million for the six months ended June 30, 2016 as compared to $13.3 million for the same period in 2015.

Total interest expense increased to $8.3 million for the six months ended June 30, 2016 compared to $3.8 million for the same period in 2015. The increase for the six months ended June 30, 2016 is primarily a result of the increase in average interest bearing liabilities. Average total interest bearing liabilities were $2.39 billion for the six months ended June 30, 2016 compared to $1.48 billion for the same period in 2015 resulting from an increase of $592.8 million in interest bearing deposits, a $201.5 million increase in average FHLB advances and the issuance of $80.0 million of subordinated debentures in September 2015. The cost of total interest bearing liabilities increased to 0.70% for 2016 compared to 0.51% for the prior year primarily due to the issuance of the subordinated debentures.

For the six months ended June 30, 2016, average total deposits increased by $980.2 million or 50.5% to $2.92 billion from $1.94 billion for the same period in 2015.  Components of this increase include an increase in the average balances of savings, NOW and money market accounts of $491.1 million or 44.9% to $1.58 billion for the six months ended June 30, 2016 compared to $1.09 billion for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $101.7 million or 67.9% to $251.6 million for 2016 as compared to $149.9 million for the same period last year.  Average balances in demand deposits increased $387.4 million or 55.5% to $1.09 billion for 2016 as compared to $697.7 million for the same period last year. The Bank grew deposits as a result of the acquisition of CNB as well as building new relationships in existing and new markets. Average public fund deposits comprised 18.5% of total average deposits during 2016 and 18.2% of total average deposits in 2015.  Average federal funds purchased and repurchase agreements increased $29.6 million or 25.7% to $144.5 million for the six months ended June 30, 2016 compared to $114.9 million for the same period in the prior year. Average FHLB advances increased $201.5 million to $311.7 million for the six months ended June 30, 2016 compared to $110.2 million for the same period in 2015.

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

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $0.9 million and $2.2 million was recorded during the three and six months ended June 30, 2016, respectively, compared to a provision for loan losses of $0.7 million and $1.5 million, respectively, during the same periods in 2015. There was a net recovery of $9,000 for the quarter ended June 30, 2016 compared to net charge-offs of $0.1 million for the quarter ended June 30, 2015. Net charge-offs were $0.2 million for the six months ended June 30, 2016 compared to $0.3 million for the six months ended June 30, 2015. The ratio of allowance for loan losses to nonaccrual loans was 1,108%, 1,537% and 954%, at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. The allowance for loan losses increased to $22.7 million at June 30, 2016 as compared to $20.7 million at December 31, 2015 and $18.8 million at June 30, 2015. As a percentage of total loans the allowance was 0.90% at June 30, 2016 compared to 0.86% at December 31, 2015 and 0.83% at June 30, 2015. In accordance with current accounting guidance, the acquired CNB loans were recorded at fair value as of acquisition, effectively netting estimated future losses against the loan balances. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties.

Loans of approximately $19.9 million or 0.8% of total loans at June 30, 2016 were categorized as classified loans compared to $26.9 million or 1.1% at December 31, 2015 and $25.1 million or 1.1% at June 30, 2015. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. At June 30, 2016, classified loans included $0.3 million of acquired FNBNY loans and $4.3 million of acquired CNB loans. At December 31, 2015, classified loans included $0.3 million of acquired FNBNY loans and $9.6 million of acquired CNB loans.

At June 30, 2016, approximately $8.7 million of classified loans were commercial real estate (“CRE”) loans, including multi-family loans, and were well secured with real estate as collateral. Of the $8.7 million of CRE loans, $6.0 million were current and $2.7 million were past due. In addition, all the CRE loans have personal guarantees. At June 30, 2016, approximately $3.6 million of classified loans were residential real estate loans with $2.2 million current and $1.4 million past due. Commercial, industrial, and agricultural loans represented $7.1 million of classified loans, with $0.3 million past due and $6.8 million current. There was $0.3 million of real estate construction and land loans considered classified, all of which was current. All real estate construction and land loans are well secured with collateral. The remaining $0.1 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans.

CRE loans, including multi-family loans, represented $1.44 billion or 57.3% of the total loan portfolio at June 30, 2016 compared to $1.35 billion or 56.1% at December 31, 2015 and $1.25 billion or 55.3% at June 30, 2015. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

As of June 30, 2016 and December 31, 2015, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $4.1 million and $2.6 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered Level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans were $2.1 million or 0.08% of total loans at June 30, 2016 and $1.4 million or 0.06% of total loans at December 31, 2015. Approximately $0.1 million of the nonaccrual loans at June 30, 2016 and December 31, 2015, represent troubled debt restructured loans.

The Bank had no other real estate owned at June 30, 2016 and $0.3 million at December 31, 2015.

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Six Months Ended
	June 30, 2016	June 30, 2015
(In thousands)
Allowance for loan losses balance at beginning of period	$20,744	$17,637

Charge-offs:
Commercial real estate mortgage loans	-	-
Multi-family mortgage loans	-	-
Residential real estate mortgage loans	-	-
Commercial, industrial and agricultural loans	(297)	(530)
Real estate construction and land loans	-	-
Installment/consumer loans	(2)	(2)
Total	(299)	(532)

Recoveries:
Commercial real estate mortgage loans	100	-
Multi-family mortgage loans	-	-
Residential real estate mortgage loans	2	78
Commercial, industrial and agricultural loans	7	130
Real estate construction and land loans	-	-
Installment/consumer loans	4	5
Total	113	213

Net charge-offs	(186)	(319)
Provision for loan losses charged to operations	2,150	1,500
Allowance for loan losses balance at end of period	$22,708	$18,818

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan type at the dates indicated:

	June 30, 2016		December 31, 2015
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$7,632	40.4%	$7,850	43.8%
Multi-family loans	5,287	16.9	4,208	14.6
Residential real estate mortgage loans	2,753	17.9	2,115	16.3
Commercial, industrial & agricultural loans	5,771	20.3	5,405	20.8
Real estate construction and land loans	1,131	3.8	1,030	3.8
Installment/consumer loans	134	0.7	136	0.7
Total	$22,708	100.0%	$20,744	100.0%

Non-Interest Income

Total non-interest income increased $1.8 million to $4.3 million for the three months ended June 30, 2016 compared to $2.5 million for the same period in 2015. The increase primarily reflects an increase in customer fee income of $0.4 million, net securities gains of $0.4 million, an increase in BOLI income of $0.2 million and gains on sales of the guaranteed portion of SBA loans of $0.3 million.

Total non-interest income increased $3.0 million or 55.0% to $8.3 million for the six months ended June 30, 2016 compared to $5.3 million for the same period in 2015. The increase primarily reflects an increase in customer fee income of $1.0 million, net securities gains of $0.5 million, an increase in BOLI income of $0.3 million, gains on sales of the guaranteed portion of SBA loans of $0.5 million and a net recovery associated with certain identified FNBNY acquired problem loans.

Non-Interest Expense

Total non-interest expense decreased $1.6 million or 7.2% to $20.4 million during the three months ended June 30, 2016 compared to $22.0 million over the same period in 2015. The decrease was primarily related to acquisition costs of $8.2 million in 2015, offset by increases in all other expense categories.  Salaries and benefits increased $3.0 million to $10.6 million for the three months ended June 30, 2016 compared to $7.6 million for the same period in 2015. Occupancy and equipment increased $1.0 million to $3.3 million for the 2016 second quarter compared to $2.3 million for the same period in 2015. Technology and communications increased to $1.3 million for the 2016 second quarter from $0.8 million for the same period in the prior year. Marketing and advertising increased to $1.2 million compared to $0.9 million for the same period in 2015. Professional services increased $0.4 million to $1.0 million for the three months ended June 30, 2016 compared to $0.6 million for the same period in 2015. FDIC assessments increased $0.2 million to $0.5 million for the three months ended June 30, 2016. Additionally, amortization of other intangible assets and other operating expenses increased $0.6 million and $0.4 million, respectively, to $0.7 million and $1.8 million, respectively, for the three months ended June 30, 2016.

Total non-interest expense increased $4.0 million or 11.3% to $39.3 million during the six months ended June 30, 2016 compared to $35.3 million over the same period in 2015.  Salaries and employee benefits increased $6.1 million or 40.3% to $21.2 million for the six months ended June 30, 2016 from $15.1 million for the same period in 2015. Occupancy and equipment expense increased $1.7 million to $6.2 million for the six months ended June 30, 2016 as compared to $4.5 million for the same period last year. Amortization of other intangible assets and professional services increased $1.2 million and $0.9 million, respectively, for the six months ended June 30, 2016 to $1.3 million and $2.0 million, respectively, as compared to $0.1 million and $1.1 million, respectively, for the same period last year. Technology and communications increased to $2.4 million for the six months ended June 30, 2016 from $1.6 million for the same period the prior year. Marketing and advertising increased to $2.0 million for the six months ended June 30, 2016 from $1.4 million for the same period in 2015. FDIC assessments increased $0.4 million to $1.0 million for the six months ended June 30, 2016 compared to the same period last year. Other operating expenses increased $0.9 million for the six months ended June 30, 2016 to $3.5 million as compared to $2.6 million for the six months ended June 30, 2015. These increases were offset by a decrease in acquisition costs of $8.6 million for the six months ended June 30, 2016 compared to the same period in 2015.

The above mentioned increases in non-interest expense for the three and six months ended June 30, 2016 compared to the same periods in 2015 are primarily related to higher operating costs associated with the acquired CNB operations and facilities, investments in technology, additional marketing costs, higher FDIC assessment resulting from the larger deposit base, and amortization of CNB related intangible assets.

Income Taxes

The provision for income taxes increased $4.9 million to $4.7 million for the three months ended June 30, 2016 compared to a net income tax benefit of $0.2 million for the three months ended June 30, 2015. The tax benefit was the result of changes in New York City income tax law associated with New York City tax legislation signed into law on April 13, 2015, and effective January 1, 2015, which largely conformed New York City banking income tax laws with the New York State legislation enacted in 2014. The impact of this change in tax law was to establish and recognize additional deferred tax assets of $0.4 million. The effective tax rate for the three months ended June 30, 2016 was 34.5% compared to a tax benefit for the same period last year.

The provision for income taxes was $9.3 million for the six months ended June 30, 2016 compared to $2.4 million for the same period last year. The effective tax rate for the six months ended June 30, 2016 increased to 34.7% from 31.3% for the same period last year. The increase in the effective rate for 2016 was a result of lower pre-tax income and the tax benefit associated with the change in New York City tax law recognized in 2015.

Financial Condition

Total assets of the Company at June 30, 2016 decreased $38.7 million to $3.74 billion at June 30, 2016 compared to December 31, 2015. Cash and due from banks decreased $29.2 million. Total securities decreased $159.4 million or 15.8% to $849.1 million and net loans increased $112.2 million or 4.7% to $2.50 billion compared to December 31, 2015. BOLI increased $30.8 million to $84.1 million at June 30, 2016. Total deposits increased $10.0 million to $2.85 billion at June 30, 2016 compared to $2.84 billion at December 31, 2015. Demand deposits decreased $44.9 million to $1.11 billion as of June 30, 2016 compared to $1.16 billion at December 31, 2015. Savings, NOW and money market deposits increased $157.3 million to $1.55 billion at June 30, 2016 from $1.39 billion at December 31, 2015. Certificates of deposit of $100,000 or more decreased $66.3 million to $101.5 million at June 30, 2016, from $167.8 million at December 31, 2015. Other time deposits decreased $36.2 million to $88.9 million at June 30, 2016, from $125.1 million at December 31, 2015. Federal funds purchased were $150.0 million at June 30, 2016 compared to $120.0 million at December 31, 2015. Federal Home Loan Bank advances were $198.8 million at June 30, 2016 compared to $297.5 million at December 31, 2015. The decrease in total assets from December 31, 2015 reflects the Company’s execution of a strategy to deleverage the balance sheet. During the second quarter the Company sold $235.7 million of lower yielding securities and paid down $85.3 million of borrowings and funded the run off of $67.4 million in acquired high rate certificates of deposit, $43.7 million in loan growth and $30.0 million in additional BOLI.

Stockholders’ equity was $358.1 million at June 30, 2016, an increase of $17.0 million or 5.0% from December 31, 2015, reflecting net income of $17.5 million, a $6.0 million increase in other comprehensive income primarily related to the decrease in the unrealized loss on available for sale securities and $1.1 million related to stock based compensation plans, partially offset by $8.1 million in dividends. In July 2016, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Holding Company’s principal sources of liquidity included cash and cash equivalents of $0.7 million as of June 30, 2016, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the six months ended June 30, 2016, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of June 30, 2016, the Bank has $47.2 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At June 30, 2016, the Bank had aggregate lines of credit of $295.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $275.0 million is available on an unsecured basis. As of June 30, 2016, the Bank had $150.0 million in overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of June 30, 2016, the Bank had $40.0 million outstanding in FHLB overnight borrowings and $158.8 million outstanding in FHLB term borrowings. As of December 31, 2015, the Bank had $120.0 million in overnight borrowings outstanding, nothing outstanding in FHLB overnight borrowings and $297.5 million outstanding in FHLB term borrowings. As of June 30, 2016 and December 31, 2015, the Bank had $50.0 million of securities sold under agreements to repurchase outstanding with brokers and $0.9 million outstanding with customers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of June 30, 2016, the Bank had $18.4 million outstanding in brokered certificates of deposit and $98.6 million outstanding in brokered money market accounts. As of December 31, 2015, the Bank had $22.4 million outstanding in brokered certificates of deposit and $148.0 million outstanding in brokered money market accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follows. The Company and the Bank met all capital adequacy requirements at June 30, 2016.

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

As of June 30, 2016 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at June 30, 2016 and December 31, 2015.

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
As of June 30, 2016	Actual Capital		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	$252,814	9.1%	$125,440	4.5%	n/a	n/a
Bank	346,488	12.4	125,428	4.5	$181,173	6.5%
Total Capital to Risk Weighted Assets:
Consolidated	371,392	13.3	223,004	8.0	n/a	n/a
Bank	369,472	13.3	222,983	8.0	278,728	10.0
Tier 1 Capital to Risk Weighted Assets:
Consolidated	268,408	9.6	167,253	6.0	n/a	n/a
Bank	346,488	12.4	167,237	6.0	222,983	8.0
Tier 1 Capital to Average Assets:
Consolidated	268,408	7.0	152,725	4.0	n/a	n/a
Bank	346,488	9.1	152,722	4.0	190,902	5.0

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
As of December 31, 2015	Actual Capital		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	$249,921	9.3%	$121,074	4.5%	n/a	n/a
Bank	319,351	11.9	121,074	4.5	$174,884	6.5%
Total Capital to Risk Weighted Assets:
Consolidated	366,393	13.6	215,243	8.0	n/a	n/a
Bank	340,371	12.7	215,242	8.0	269,053	10.0
Tier 1 Capital to Risk Weighted Assets:
Consolidated	265,373	9.9	161,432	6.0	n/a	n/a
Bank	319,351	11.9	161,432	6.0	215,242	8.0
Tier 1 Capital to Average Assets:
Consolidated	265,373	7.6	140,490	4.0	n/a	n/a
Bank	319,351	9.1	140,492	4.0	175,615	5.0

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

Recent Regulatory and Accounting Developments

Refer to Note 15. “Recent Accounting Pronouncements” in the Condensed Notes to the Consolidated Financial Statements in Part I, Item 1 “Financial Statements” for details related to recent regulatory and accounting developments.

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

At June 30, 2016, $784.0 million or 92.3% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

In addition to the above scenarios, the Company considers other, non-parallel rate shifts that would also exert pressure on earnings. The current low interest rate environment presents the possibility for a flattening of the yield curve. This could happen if the FOMC began to raise short-term interest rates without there being a corresponding rise in long-term rates. This would have the effect of raising short-term borrowing costs without allowing longer term assets to reprice higher.

The following reflects the Company’s net interest income sensitivity analysis at June 30, 2016:

	Potential Change
Change in Interest	in Future Net
Rates in Basis Points	Interest Income
(Dollars in thousands)	$ Change	% Change
200	$(4,516)	(4.11)%
100	$(2,048)	(1.87)%
Static	-	-
(100)	$567	0.52%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income over the next twelve months by 4.11 percent. Our balance sheet sensitivity to such a move in interest rates at June 30, 2016 decreased as compared to June 30, 2015 (which was a decrease of 5.12 percent in net interest income over a 12 month period). This decrease is due to several factors which reflect our strategy to lessen our exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 3.73 to 2.90. Additionally, the bank has increased its use of swaps to extend liabilities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Report on Form 10-Q for the three months ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

10.1	Second Amendment to Amended and Restated Employment Agreement by and between Bridge Bancorp, Inc., The Bridgehampton National Bank, and Howard H. Nolan, dated as of July 20, 2016
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101	The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016, filed on August 8, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015, (iv) Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015, and (vi) the Condensed Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

August 8, 2016	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

August 8, 2016	/s/ Howard H. Nolan
Howard H. Nolan
Senior Executive Vice President, Chief Financial Officer

