Form 10-Q
period 2016-09-30
BRIDGE BANCORP INC
filed 2016-11-07
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 17,479,121 shares of common stock outstanding as of October 31, 2016.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$40,745	$79,750
Interest earning deposits with banks	24,004	24,808
Total cash and cash equivalents	64,749	104,558

Securities available for sale, at fair value	667,001	800,203
Securities held to maturity (fair value of $232,571 and $210,003, respectively)	227,266	208,351
Total securities	894,267	1,008,554

Securities, restricted	24,515	24,788

Loans held for investment	2,586,267	2,410,774
Allowance for loan losses	(24,308)	(20,744)
Loans, net	2,561,959	2,390,030

Premises and equipment, net	34,473	39,595
Accrued interest receivable	9,567	9,270
Goodwill	105,950	98,445
Other intangible assets	6,583	8,376
Prepaid pension	8,247	6,047
Bank owned life insurance	84,672	53,314
Other real estate owned	-	250
Other assets	39,019	38,732
Total Assets	$3,834,001	$3,781,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	$1,113,675	$1,156,882
Savings, NOW and money market deposits	1,607,310	1,393,888
Certificates of deposit of $100,000 or more	114,786	167,750
Other time deposits	87,920	125,105
Total deposits	2,923,691	2,843,625

Federal funds purchased	100,000	120,000
Federal Home Loan Bank advances	269,509	297,507
Repurchase agreements	51,094	50,891
Subordinated debentures	78,467	78,363
Junior subordinated debentures	15,336	15,878
Other liabilities and accrued expenses	33,302	34,567
Total Liabilities	3,471,399	3,440,831

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	-	-
Common stock, par value $.01 per share: Authorized: 40,000,000 shares; 17,482,019 and 17,388,918 shares issued, respectively; 17,471,402 and 17,388,918 shares outstanding, respectively	175	174
Surplus	281,137	278,333
Retained earnings	86,479	72,243
Treasury stock at cost, 10,617 and 0 shares, respectively	(297)	-
	367,494	350,750
Accumulated other comprehensive loss, net of income tax	(4,892)	(9,622)
Total Stockholders' Equity	362,602	341,128
Total Liabilities and Stockholders' Equity	$3,834,001	$3,781,959

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans (including fee income)	$29,951	$27,424	$87,128	$62,385
Mortgage-backed securities, CMOs and other asset-backed securities	2,840	2,842	10,337	7,877
U.S. GSE securities	342	358	994	1,144
State and municipal obligations	962	816	2,799	2,309
Corporate bonds	282	211	838	580
Deposits with banks	43	9	115	27
Other interest and dividend income	341	84	890	309
Total interest income	34,761	31,744	103,101	74,631

Interest expense:
Savings, NOW and money market deposits	1,321	1,222	3,888	2,827
Certificates of deposit of $100,000 or more	227	280	558	687
Other time deposits	190	234	507	477
Federal funds purchased and repurchase agreements	301	82	779	320
Federal Home Loan Bank advances	562	374	2,233	963
Subordinated debentures	1,134	126	3,404	126
Junior subordinated debentures	342	341	1,026	1,024
Total interest expense	4,077	2,659	12,395	6,424

Net interest income	30,684	29,085	90,706	68,207
Provision for loan losses	2,000	1,500	4,150	3,000
Net interest income after provision for loan losses	28,684	27,585	86,556	65,207

Non interest income:
Service charges on deposit accounts	980	977	3,113	2,693
Fees for other customer services	1,859	963	3,809	2,349
Net securities gains (losses)	-	-	449	(10)
Title fee income	438	425	1,352	1,380
Other operating income	757	1,561	3,575	2,845
Total non interest income	4,034	3,926	12,298	9,257

Non interest expense:
Salaries and employee benefits	10,330	9,976	31,483	25,056
Occupancy and equipment	3,256	3,229	9,439	7,689
Technology and communications	1,235	950	3,638	2,563
Marketing and advertising	1,039	870	3,005	2,293
Professional services	768	611	2,815	1,697
FDIC assessments	446	472	1,491	1,091
Acquisition costs	-	904	(270)	9,283
Amortization of other intangible assets	462	677	1,810	770
Other operating expenses	1,668	1,684	5,141	4,275
Total non interest expense	19,204	19,373	58,552	54,717

Income before income taxes	13,514	12,138	40,302	19,747
Income tax expense	4,663	4,248	13,971	6,631
Net income	$8,851	$7,890	$26,331	$13,116
Basic earnings per share	$0.50	$0.45	$1.50	$0.94
Diluted earnings per share	$0.50	$0.45	$1.50	$0.94

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$8,851	$7,890	$26,331	$13,116
Other comprehensive (loss) income:
Change in unrealized net (losses) gains on securities available for sale, net of reclassifications and deferred income taxes	(1,886)	2,351	5,263	3,152
Adjustment to pension liability, net of reclassifications and deferred income taxes	57	54	176	216
Unrealized gains (losses) on cash flow hedge, net of reclassifications and deferred income taxes	595	(394)	(709)	(618)
Total other comprehensive (loss) income	(1,234)	2,011	4,730	2,750
Comprehensive income	$7,617	$9,901	$31,061	$15,866

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	$174	$278,333	$72,243	$-	$(9,622)	$341,128
Net income			26,331			26,331
Shares issued under the dividend reinvestment plan		688				688
Shares issued for trust preferred securities conversions (6,896 shares)		195				195
Stock awards granted and distributed	1	(176)		175		-
Stock awards forfeited		173		(173)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(328)		(328)
Exercise of stock options		(29)		29		-
Impact of modification of convertible trust preferred securities		356				356
Share based compensation expense		1,597				1,597
Cash dividend declared, $0.69 per share			(12,095)			(12,095)
Other comprehensive income, net of deferred income taxes					4,730	4,730
Balance at September 30, 2016	$175	$281,137	$86,479	$(297)	$(4,892)	$362,602

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	$117	$118,846	$64,547	$(25)	$(8,367)	$175,118
Net income			13,116			13,116
Shares issued under the dividend reinvestment plan		541				541
Shares issued in the acquisition of Community National Bank, net of offering costs (5,647,268 shares)	56	157,143				157,199
Stock awards granted and distributed	1	(225)		224		-
Stock awards forfeited		82		(82)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(226)		(226)
Exercise of stock options		3		77		80
Income tax effect of stock plans		49				49
Share based compensation expense		1,218				1,218
Cash dividend declared, $0.69 per share			(9,403)			(9,403)
Other comprehensive income, net of deferred income taxes					2,750	2,750
Balance at September 30, 2015	$174	$277,657	$68,260	$(32)	$(5,617)	$340,442

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net Income	$26,331	$13,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,150	3,000
Depreciation and (accretion)	(5,011)	(3,180)
Net amortization on securities	4,699	3,659
Increase in cash surrender value of bank owned life insurance	(1,358)	(850)
Amortization of intangible assets	1,810	770
Share based compensation expense	1,597	1,218
Net securities (gains) losses	(449)	10
Increase in accrued interest receivable	(297)	(2,600)
Small Business Administration ("SBA") loans originated for sale	(7,220)	(2,372)
Proceeds from sale of the guaranteed portion of SBA loans	8,042	2,699
Gain on sale of the guaranteed portion of SBA loans	(670)	(270)
Gain on sale of loans	-	(477)
Decrease (increase) in other assets	2,468	(6,282)
(Decrease) increase in accrued expenses and other liabilities	(5,668)	7,569
Net cash provided by operating activities	28,424	16,010

Cash flows from investing activities:
Purchases of securities available for sale	(263,576)	(129,482)
Purchases of securities, restricted	(299,908)	(226,956)
Purchases of securities held to maturity	(43,489)	(20,699)
Proceeds from sales of securities available for sale	264,358	73,788
Redemption of securities, restricted	300,181	226,696
Maturities, calls and principal payments of securities available for sale	137,821	85,618
Maturities, calls and principal payments of securities held to maturity	23,766	22,173
Net increase in loans	(176,770)	(243,722)
Proceeds from loan sale	-	21,011
Proceeds from sales of other real estate owned, net	278	-
Purchase of bank owned life insurance	(30,000)	-
Purchase of premises and equipment	(2,500)	(3,563)
Net cash acquired in business combination	-	24,628
Net cash used in investing activities	(89,839)	(170,508)

Cash flows from financing activities:
Net increase in deposits	80,762	285,383
Net decrease in federal funds purchased	(20,000)	(75,000)
Net decrease in Federal Home Loan Bank advances	(27,624)	(60,705)
Net increase (decrease) in repurchase agreements	203	(10,104)
Net proceeds from issuance of subordinated debentures	-	78,334
Net proceeds from issuance of common stock	688	541
Net proceeds from exercise of stock options	-	80
Repurchase of surrendered stock from vesting of restricted stock awards	(328)	(226)
Excess tax benefit from share based compensation	-	49
Cash dividends paid	(12,095)	(9,403)
Other, net	-	(303)
Net cash provided by financing activities	21,606	208,646

Net (decrease) increase in cash and cash equivalents	(39,809)	54,148
Cash and cash equivalents at beginning of period	104,558	51,730
Cash and cash equivalents at end of period	$64,749	$105,878

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$13,690	$6,249
Income tax	$17,082	$4,389

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$-	$874,875
Fair value of liabilities assumed	$-	$828,022

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table presents the computation of EPS for the three and nine months ended September 30, 2016 and 2015:

	Three months ended,		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net income	$8,851	$7,890	$26,331	$13,116
Dividends paid on and earnings allocated to participating securities	(188)	(149)	(542)	(295)
Income attributable to common stock	$8,663	$7,741	$25,789	$12,821

Weighted average common shares outstanding, including participating securities	17,537	17,426	17,511	13,901
Weighted average participating securities	(372)	(330)	(365)	(315)
Weighted average common shares outstanding	17,165	17,096	17,146	13,586
Basic earnings per common share	$0.50	$0.45	$1.50	$0.94

Income attributable to common stock	$8,663	$7,741	$25,789	$12,821
Impact of assumed conversions - interest on 8.5% trust preferred securities	219	-	661	-
Income attributable to common stock including assumed conversions	$8,882	$7,741	$26,450	$12,821

Weighted average common shares outstanding	17,165	17,096	17,146	13,586
Incremental shares from assumed conversions of options and restricted stock units	15	6	11	4
Incremental shares from assumed conversions of 8.5% trust preferred securities	546	-	531	-
Weighted average common and equivalent shares outstanding	17,726	17,102	17,688	13,590
Diluted earnings per common share	$0.50	$0.45	$1.50	$0.94

There were no stock options that were antidilutive at September 30, 2016 and 2015. The $15.8 million in convertible trust preferred securities outstanding at September 30, 2016 were dilutive for the three and nine months ended September 30, 2016 and therefore were included in the computation of diluted EPS for those periods. The $16.0 million in convertible trust preferred securities outstanding at September 30, 2015 were not included in the computation of diluted EPS for the three and nine months ended September 30, 2015 because the assumed conversion of the trust preferred securities was antidilutive during those periods.

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

No new grants of stock options were awarded and no compensation expense was attributable to stock options for the nine months ended September 30, 2016 and 2015 because all stock options were vested.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the exercise or reporting date. The intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $47,000 and $6,000, respectively. The intrinsic value of options outstanding and exercisable at September 30, 2016 and 2015 was $45,000 and $48,000, respectively.

The following table summarizes the status of the Company’s stock options as of and for the nine months ended September 30, 2016:

	Number		Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, January 1, 2016	23,725	$25.25
Exercised	(10,110)	$25.25
Outstanding, September 30, 2016	13,615	$25.25	0.16 years	$45
Vested and Exercisable, September 30, 2016	13,615	$25.25	0.16 years	$45

During the nine months ended September 30, 2016, restricted stock awards of 68,309 shares were granted. Of the 68,309 shares granted, 36,000 shares vest over seven years with a third vesting after years five, six and seven, 27,709 shares vest over five years with a third vesting after years three, four and five, and 4,600 shares vest ratably over three years. During the nine months ended September 30, 2015, restricted stock awards of 66,987 shares were granted. Of the 66,987 shares granted, 30,625 shares vest over seven years with a third vesting after years five, six and seven, 24,812 shares vest over five years with a third vesting after years three, four and five, 10,550 shares vest ratably over five years and the remaining 1,000 shares vest ratably over approximately two years. Compensation expense attributable to restricted stock awards was $352,000 and $1.1 million for the three and nine months ended September 30, 2016, respectively, and $328,000 and $932,000 for the three and nine months ended September 30, 2015, respectively.

The following table summarizes the status of the Company’s unvested restricted stock as of and for the nine months ended September 30, 2016:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2016	281,076	$23.46
Granted	68,309	$27.94
Vested	(40,227)	$22.15
Forfeited	(6,667)	$25.95
Unvested, September 30, 2016	302,491	$24.59

Effective in 2015, the Board revised the design of the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers to include performance based awards. The LTI Plan includes 60% performance vested awards based on 3-year relative Total Shareholder Return to the proxy peer group and 40% time vested awards. The awards are in the form of restricted stock units which cliff vest after five years and require an additional two year holding period before being delivered in shares of common stock. The Company recorded expense of $51,000 and $142,000 in connection with these awards for the three and nine months ended September 30, 2016, respectively, and $23,000 and $59,000 for the three and nine months ended September 30, 2015, respectively.

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expenses of $128,000 and $366,000 for the three and nine months ended September 30, 2016, respectively, and $115,000 and $227,000 for the three and nine months ended September 30, 2015, respectively.

4. SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$64,993	$102	$(7)	$65,088
State and municipal obligations	115,643	1,772	(129)	117,286
U.S. GSE residential mortgage-backed securities	103,897	1,424	(44)	105,277
U.S. GSE residential collateralized mortgage obligations	264,866	1,014	(625)	265,255
U.S. GSE commercial mortgage-backed securities	6,448	189	-	6,637
U.S. GSE commercial collateralized mortgage obligations	54,026	337	(91)	54,272
Other asset backed securities	24,250	-	(1,940)	22,310
Corporate bonds	32,000	-	(1,124)	30,876
Total available for sale	666,123	4,838	(3,960)	667,001

Held to maturity:
State and municipal obligations	64,058	2,791	(5)	66,844
U.S. GSE residential mortgage-backed securities	13,914	100	-	14,014
U.S. GSE residential collateralized mortgage obligations	66,699	1,203	(44)	67,858
U.S. GSE commercial mortgage-backed securities	28,947	684	(57)	29,574
U.S. GSE commercial collateralized mortgage obligations	42,648	722	(124)	43,246
Corporate bonds	11,000	35	-	11,035
Total held to maturity	227,266	5,535	(230)	232,571
Total securities	$893,389	$10,373	$(4,190)	$899,572

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$63,238	$-	$(564)	$62,674
State and municipal obligations	87,830	427	(322)	87,935
U.S. GSE residential mortgage-backed securities	201,297	237	(1,270)	200,264
U.S. GSE residential collateralized mortgage obligations	321,253	513	(3,888)	317,878
U.S. GSE commercial mortgage-backed securities	12,491	7	(80)	12,418
U.S. GSE commercial collateralized mortgage obligations	64,809	9	(620)	64,198
Other asset backed securities	24,250	-	(1,879)	22,371
Corporate bonds	33,000	-	(535)	32,465
Total available for sale	808,168	1,193	(9,158)	800,203

Held to maturity:
U.S. GSE securities	$7,466	$1	$-	$7,467
State and municipal obligations	64,878	1,715	(113)	66,480
U.S. GSE residential mortgage-backed securities	7,609	-	(106)	7,503
U.S. GSE residential collateralized mortgage obligations	60,933	617	(498)	61,052
U.S. GSE commercial mortgage-backed securities	23,056	210	(313)	22,953
U.S. GSE commercial collateralized mortgage obligations	33,409	282	(185)	33,506
Corporate bonds	11,000	42	-	11,042
Total held to maturity	208,351	2,867	(1,215)	210,003
Total securities	$1,016,519	$4,060	$(10,373)	$1,010,206

The following table summarizes the amortized cost and fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at September 30, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
(In thousands)	Amortized Cost	Fair Value
Maturity
Available for sale:
Within one year	$14,715	$14,727
One to five years	71,930	72,220
Five to ten years	135,976	136,360
Beyond ten years	443,502	443,694
Total	$666,123	$667,001

Held to maturity:
Within one year	$18,380	$18,426
One to five years	20,940	21,500
Five to ten years	66,494	69,318
Beyond ten years	121,452	123,327
Total	$227,266	$232,571

The following table summarizes securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2016
	Less than 12 months		Greater than 12 months
		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
Available for sale:
U.S. GSE securities	$16,993	$(7)	$-	$-
State and municipal obligations	34,556	(128)	241	(1)
U.S. GSE residential mortgage-backed securities	9,343	(40)	245	(4)
U.S. GSE residential collateralized mortgage obligations	116,196	(495)	16,863	(130)
U.S. GSE commercial mortgage-backed securities	-	-	-	-
U.S. GSE commercial collateralized mortgage obligations	13,051	(41)	7,060	(50)
Other asset backed securities	-	-	22,310	(1,940)
Corporate bonds	21,244	(755)	9,631	(369)
Total available for sale	211,383	(1,466)	56,350	(2,494)

Held to maturity:
State and municipal obligations	2,745	(5)	-	-
U.S. GSE residential mortgage-backed securities	-	-	-	-
U.S. GSE residential collateralized mortgage obligations	4,907	(3)	4,168	(41)
U.S. GSE commercial mortgage-backed securities	6,120	(57)	-	-
U.S. GSE commercial collateralized mortgage obligations	10,007	(79)	3,945	(45)
Corporate bonds	-	-	-	-
Total held to maturity	$23,779	$(144)	$8,113	$(86)

	December 31, 2015
	Less than 12 months		Greater than 12 months
		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
Available for sale:
U.S. GSE securities	$37,759	$(235)	$24,914	$(329)
State and municipal obligations	39,621	(298)	5,118	(24)
U.S. GSE residential mortgage-backed securities	136,025	(1,224)	1,510	(46)
U.S. GSE residential collateralized mortgage obligations	187,543	(1,781)	66,830	(2,107)
U.S. GSE commercial mortgage-backed securities	8,594	(80)	-	-
U.S. GSE commercial collateralized mortgage obligations	51,178	(503)	10,034	(117)
Other asset backed securities	-	-	22,371	(1,879)
Corporate bonds	27,640	(360)	4,825	(175)
Total available for sale	$488,360	$(4,481)	$135,602	$(4,677)

Held to maturity:
U.S. GSE securities	$-	$-	$-	$-
State and municipal obligations	18,375	(113)	-	-
U.S. GSE residential mortgage-backed securities	7,503	(106)	-	-
U.S. GSE residential collateralized mortgage obligations	15,918	(149)	15,679	(349)
U.S. GSE commercial mortgage-backed securities	13,982	(313)	-	-
U.S. GSE commercial collateralized mortgage obligations	7,912	(8)	3,813	(177)
Corporate bonds	-	-	-	-
Total held to maturity	$63,690	$(689)	$19,492	$(526)

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) quarterly and more frequently when economic or market conditions warrant. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are generally evaluated for OTTI under FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”. In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet these criteria, the amount of impairment is split into two components: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

At September 30, 2016, the majority of unrealized losses on the available for sale securities are related to the Company’s other asset backed securities and corporate bonds. The decrease in fair value of the other asset backed securities and corporate bonds is attributable to changes in interest rates and not credit quality. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

There were no sales of securities for the three months ended September 30, 2016. There were $264.4 million of proceeds from sales of securities with gross gains of $1.6 million and gross losses of $1.2 million realized for the nine months ended September 30, 2016. There were no sales of securities during the three months ended September 30, 2015. There were $73.8 million of proceeds from sales of securities with gross gains of $0.5 million and gross losses of $0.5 million realized for the nine months ended September 30, 2015. Proceeds from calls of securities were $13.3 million and $66.2 million for the three and nine months ended September 30, 2016, respectively. Proceeds from calls of securities were $0.4 million and $10.9 million for the three and nine months ended September 30, 2015, respectively.

Securities having a fair value of $558.1 million and $611.0 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings.

The Company did not hold any trading securities during the nine months ended September 30, 2016 or the year ended December 31, 2015.

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $24.5 million and $24.8 million in FHLB, ACBB and FRB stock at September 30, 2016 and December 31, 2015, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	September 30, 2016
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$65,088		$65,088
State and municipal obligations	117,286		117,286
U.S. GSE residential mortgage-backed securities	105,277		105,277
U.S. GSE residential collateralized mortgage obligations	265,255		265,255
U.S. GSE commercial mortgage-backed securities	6,637		6,637
U.S. GSE commercial collateralized mortgage obligations	54,272		54,272
Other asset backed securities	22,310		22,310
Corporate bonds	30,876		30,876
Total available for sale	$667,001		$667,001
Derivatives	$2,959		$2,959

Financial liabilities:
Derivatives	$5,448		$5,448

	December 31, 2015
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$62,674		$62,674
State and municipal obligations	87,935		87,935
U.S. GSE residential mortgage-backed securities	200,264		200,264
U.S. GSE residential collateralized mortgage obligations	317,878		317,878
U.S. GSE commercial mortgage-backed securities	12,418		12,418
U.S. GSE commercial collateralized mortgage obligations	64,198		64,198
Other asset backed securities	22,371		22,371
Corporate bonds	32,465		32,465
Total available for sale	$800,203		$800,203
Derivatives	$779		$779

Financial liabilities:
Derivatives	$2,073		$2,073

The following table summarizes assets measured at fair value on a non-recurring basis:

September 30, 2016
Fair Value Measurements Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$139	—	—	$139

December 31, 2015
Fair Value Measurements Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$483	—	—	$483
Other real estate owned	250	—	—	250

Impaired loans with allocated allowance for loan losses at September 30, 2016 had a carrying amount of $0.1 million, which is made up of the outstanding balance of $0.4 million, net of a valuation allowance of $0.3 million. This resulted in an additional provision for loan losses of $0.3 million that is included in the amount reported on the Consolidated Statements of Income. Impaired loans with allocated allowance for loan losses at December 31, 2015, had a carrying amount of $0.5 million, which is made up of the outstanding balance of $0.5 million, net of a valuation allowance of $0.03 million. This resulted in an additional provision for loan losses of $0.03 million that is included in the amount reported on the Consolidated Statements of Income.

There was no other real estate owned at September 30, 2016. Other real estate owned at December 31, 2015 had a carrying amount of $0.3 million and no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income.

The Company used the following methods and assumptions in estimating the fair value of its financial instruments:

Cash and Due from Banks and Federal Funds Sold: Carrying amounts approximate fair value, since these instruments are either payable on demand or have short-term maturities and as such are classified as Level 1.

Securities Available for Sale and Held to Maturity: If available, the estimated fair values are based on independent dealer quotations on nationally recognized securities exchanges and are classified as Level 1. For securities where quoted prices are not available, fair value is based on matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities resulting in a Level 2 classification.

Restricted Securities: It is not practicable to determine the fair value of FHLB, ACBB and FRB stock due to restrictions placed on transferability.

Derivatives: Represents interest rate swaps for which the estimated fair values are based on valuation models using observable market data as of the measurement date resulting in a Level 2 classification.

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

Impaired Loans and Other Real Estate Owned: For impaired loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of other real estate owned is also evaluated in accordance with current accounting guidance and determined based on recent appraised values less the estimated cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. All appraisals undergo a second review process to insure that the methodology employed and the values derived are reasonable. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated quarterly for additional impairment and adjusted accordingly.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the Credit Administration Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual sale price of collateral that has been sold to the most recent appraised value to determine what additional adjustments should be made to appraisal values to arrive at fair value. Management also considers the appraisal values for commercial properties associated with current loan origination activity. Collectively, this information is reviewed to help assess current trends in commercial property values. For each collateral dependent impaired loan, management considers information that relates to the type of commercial property to determine if such properties may have appreciated or depreciated in value since the date of the most recent appraisal. Adjustments to fair value are made only when the analysis indicates a probable decline in collateral values. Adjustments made in the appraisal process are not deemed material to the overall consolidated financial statements given the level of impaired loans measured at fair value on a nonrecurring basis.

Deposits: The estimated fair values of certificates of deposit are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for certificates of deposit maturities resulting in a Level 2 classification. Stated value is fair value for all other deposits resulting in a Level 1 classification.

Borrowed Funds: Represents federal funds purchased and FHLB advances for which the estimated fair values are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for funding maturities resulting in a Level 1 classification for overnight federal funds purchased and FHLB advances and a Level 2 classification for all other maturity terms.

Subordinated Debentures: The estimated fair value is derived using discounted cash flow methodology based on a spread to the London Interbank Offered Rate (“LIBOR”) curve at the time of issuance and assuming the debt was issued at par resulting in a Level 3 classification.

Junior Subordinated Debentures: The estimated fair value is based on estimates using market data for similarly risk weighted items and takes into consideration the convertible features of the debentures into Company common stock which is an unobservable input resulting in a Level 3 classification.

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value resulting in a Level 1 or 2 classification.

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of September 30, 2016 and December 31, 2015.

Fair value estimates are made at specific points in time and are based on existing on-and off-balance sheet financial instruments. These estimates are subjective in nature and dependent on a number of significant assumptions associated with each financial instrument or group of financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

The following table summarizes the estimated fair values and recorded carrying amounts of the Company’s financial instruments at September 30, 2016 and December 31, 2015:

	September 30, 2016
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$40,745	$40,745	$-	$-	$40,745
Interest bearing deposits with banks	24,004	24,004	-	-	24,004
Securities available for sale	667,001	-	667,001	-	667,001
Securities restricted	24,515	n/a	n/a	n/a	n/a
Securities held to maturity	227,266	-	232,571	-	232,571
Loans, net	2,561,959	-	-	2,563,826	2,563,826
Derivatives	2,959	-	2,959	-	2,959
Accrued interest receivable	9,567	-	3,521	6,046	9,567

Financial liabilities:
Certificates of deposit	202,706	-	203,918	-	203,918
Demand and other deposits	2,720,985	2,720,985	-	-	2,720,985
Federal funds purchased	100,000	100,000	-	-	100,000
Federal Home Loan Bank advances	269,509	111,000	160,711	-	271,711
Repurchase agreements	51,094	-	51,116	-	51,116
Subordinated debentures	78,467	-	-	84,224	84,224
Junior subordinated debentures	15,336	-	-	17,096	17,096
Derivatives	5,448	-	5,448	-	5,448
Accrued interest payable	349	95	254	-	349

	December 31, 2015
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$79,750	$79,750	$-	$-	$79,750
Interest bearing deposits with banks	24,808	24,808	-	-	24,808
Securities available for sale	800,203	-	800,203	-	800,203
Securities restricted	24,788	n/a	n/a	n/a	n/a
Securities held to maturity	208,351	-	210,003	-	210,003
Loans, net	2,390,030	-	-	2,379,171	2,379,171
Derivatives	779	-	779	-	779
Accrued interest receivable	9,270	-	3,228	6,042	9,270

Financial liabilities:
Certificates of deposit	292,855	-	293,368	-	293,368
Demand and other deposits	2,550,770	2,550,770	-	-	2,550,770
Federal funds purchased	120,000	120,000	-	-	120,000
Federal Home Loan Bank advances	297,507	-	298,015	-	298,015
Repurchase agreements	50,891	-	51,480	-	51,480
Subordinated debentures	78,363	-	-	78,830	78,830
Junior subordinated debentures	15,878	-	-	16,566	16,566
Derivatives	2,073	-	2,073	-	2,073
Accrued interest payable	1,644	93	1,551	-	1,644

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	September 30, 2016	December 31, 2015
Commercial real estate mortgage loans	$1,012,675	$999,474
Multi-family mortgage loans	517,119	350,793
Residential real estate mortgage loans	450,268	446,740
Commercial, industrial and agricultural loans	508,578	501,766
Real estate construction and land loans	78,211	91,153
Installment/consumer loans	15,498	17,596
Total loans	2,582,349	2,407,522
Net deferred loan costs and fees	3,918	3,252
	2,586,267	2,410,774
Allowance for loan losses	(24,308)	(20,744)
Net loans	$2,561,959	$2,390,030

On June 19, 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $501.7 million and $659.7 million of acquired CNB loans remaining as of September 30, 2016 and December 31, 2015, respectively.

On February 14, 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $29.4 million and $37.7 million of acquired FNBNY loans remaining as of September 30, 2016 and December 31, 2015, respectively.

Lending Risk

The principal business of the Bank is lending in commercial real estate mortgage loans, multi-family mortgage loans, residential real estate mortgage loans, construction loans, home equity loans, commercial, industrial and agricultural loans, land loans and consumer loans. The Bank considers its primary lending area to be Nassau and Suffolk Counties located on Long Island and the New York City boroughs. A substantial portion of the Bank’s loans are secured by real estate in these areas. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market and economic conditions in this region.

Commercial Real Estate Mortgages

Loans in this classification include income producing investment properties and owner occupied real estate used for business purposes. The underlying properties are located largely in our primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $0.25 million in this category. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

Multi-Family Mortgages

Loans in this classification include income producing residential investment properties of five or more families. The loans are usually made in areas with limited single family residences generating high demand for these facilities.  Loans are made to established owners with a proven and demonstrable record of strong performance. Loans are secured by a first mortgage lien on the subject property with a loan to value ratio generally not exceeding 75%. Repayment is derived generally from the rental income generated from the property and maybe supplemented by the owners’ personal cash flow. Credit risk arises with an increase in vacancy rates, property mismanagement and the predominance of non-recourse loans that are customary in the industry.

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

Commercial, Industrial and Agricultural Loans

Loans in this classification are made to businesses and include term loans, lines of credit, senior secured loans to corporations and taxi medallion loans. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending, will have an effect on the credit quality in this loan class.

Real Estate Construction and Land Loans

Loans in this classification primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived primarily from sale of the lots/units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent this class includes commercial development projects that the Company finances, which in most cases require interest only during construction, and then convert to permanent financing. Construction delays, cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by the Bank, all affect the credit risk in this loan class.

Installment and Consumer Loans

Loans in this classification may be either secured or unsecured. Repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan, such as automobiles. Therefore, the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

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

The following tables represent loans categorized by class and internally assigned risk grades as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$422,617	$3,457	$881	$-	$426,955
Non-owner occupied	562,765	20,064	2,891	-	585,720
Multi-family	517,119	-	-	-	517,119
Residential real estate:
Residential mortgage	384,732	85	1,468	-	386,285
Home equity	62,794	417	772	-	63,983
Commercial and industrial:
Secured	98,897	4,530	1,917	-	105,344
Unsecured	398,801	1,133	3,300	-	403,234
Real estate construction and land loans	77,875	-	336	-	78,211
Installment/consumer loans	15,398	-	100		15,498
Total loans	$2,540,998	$29,686	$11,665	$-	$2,582,349

At September 30, 2016 there were $0.01 million and $1.5 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.09 million and $0.2 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

	December 31, 2015
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$465,967	$3,239	$2,115	$-	$471,321
Non-owner occupied	519,124	542	8,487	-	528,153
Multi-family	350,785	-	8	-	350,793
Residential real estate:
Residential mortgage	377,482	87	845	-	378,414
Home equity	66,910	523	893	-	68,326
Commercial and industrial:
Secured	121,037	151	2,549	-	123,737
Unsecured	370,642	3,191	4,196	-	378,029
Real estate construction and land loans	91,153	-	-	-	91,153
Installment/consumer loans	17,496	-	100	-	17,596
Total loans	$2,380,596	$7,733	$19,193	$-	$2,407,522

At December 31, 2015 there were $0.02 million and $9.6 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.1 million and $0.2 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

Past Due and Nonaccrual Loans

The following tables represent the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loans, as defined by FASB ASC 310-10:

	September 30, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$590	$-	$616	$198	$1,404	$425,551	$426,955
Non-owner occupied	1,208	-	-	-	1,208	584,512	585,720
Multi-family	637	-	-	-	637	516,482	517,119
Residential real estate:
Residential mortgages	792	-	-	807	1,599	384,686	386,285
Home equity	45	-	231	656	932	63,051	63,983
Commercial and industrial:
Secured	302	-	197	-	499	104,845	105,344
Unsecured	266	-	-	387	653	402,581	403,234
Real estate construction and land loans	-	-	-	-	-	78,211	78,211
Installment/consumer loans	112	-	-	3	115	15,383	15,498
Total loans	$3,952	$-	$1,044	$2,051	$7,047	$2,575,302	$2,582,349

	December 31, 2015
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$-	$-	$435	$631	$1,066	$470,255	$471,321
Non-owner occupied	-	-	-	-	-	528,153	528,153
Multi-family	-	-	-	-	-	350,793	350,793
Residential real estate:
Residential mortgages	939	245	-	62	1,246	377,168	378,414
Home equity	69	100	188	610	967	67,359	68,326
Commercial and industrial:
Secured	-	-	341	-	341	123,396	123,737
Unsecured	128	24	-	44	196	377,833	378,029
Real estate construction and land loans	-	-	-	-	-	91,153	91,153
Installment/consumer loans	-	-	-	3	3	17,593	17,596
Total loans	$1,136	$369	$964	$1,350	$3,819	$2,403,703	$2,407,522

At September 30, 2016 there were $0.7 million of FNBNY acquired loans 30-89 days past due and none at December 31, 2015. There were $2.3 million and $1.2 million of CNB acquired loans that were 30-89 days past due at September 30, 2016 and at December 31, 2015, respectively. All loans 90 days or more past due that are still accruing interest represent loans acquired from CNB, FNBNY and Hamptons State Bank (“HSB”) which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expect to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

At September 30, 2016 and December 31, 2015, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $3.8 million and $2.6 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructurings (“TDRs”). For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at September 30, 2016 and December 31, 2015, for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three and nine months ended September 30, 2016 and 2015:

	September 30, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$341	$543	$-	$344	$2	$360	$7
Non-owner occupied	1,221	1,221	-	1,224	20	1,232	57
Residential real estate:
Residential mortgages	554	570	-	555	-	437	-
Home equity	656	685	-	657	-	613	-
Commercial and industrial:
Secured	193	193	-	194	3	173	9
Unsecured	433	433	-	442	6	467	15
Total with no related allowance recorded	$3,398	$3,645	$-	$3,416	$31	$3,282	$88

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-	-	-
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and industrial:
Secured	-	-	-	-	-	-	-
Unsecured	440	441	301	203	1	132	5
Total with an allowance recorded:	$440	$441	$301	$203	$1	$132	$5

Total:
Commercial real estate:
Owner occupied	$341	$543	$-	$344	$2	$360	$7
Non-owner occupied	1,221	1,221	-	1,224	20	1,232	57
Residential real estate:
Residential mortgages	554	570	-	555	-	437	-
Home equity	656	685	-	657	-	613	-
Commercial and industrial:
Secured	193	193	-	194	3	173	9
Unsecured	873	874	301	645	7	599	20
Total	$3,838	$4,086	$301	$3,619	$32	$3,414	$93

	December 31, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$384	$564	$-	$702	$3	$720	$8
Non-owner occupied	927	928	-	936	15	942	46
Residential real estate:
Residential mortgages	62	73	-	65	-	67	-
Home equity	610	700	-	734	-	636	-
Commercial and industrial:
Secured	96	96	-	111	2	91	4
Unsecured	-	-	-	-	-	-	-
Total with no related allowance recorded	$2,079	$2,361	$-	$2,548	$20	$2,456	$58

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied	318	318	20	319	4	321	11
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and industrial:
Secured	-	-	-	-	-	-	-
Unsecured	194	194	9	211	4	231	13
Total with an allowance recorded	$512	$512	$29	$530	$8	$552	$24

Total:
Commercial real estate:
Owner occupied	$384	$564	$-	$702	$3	$720	8
Non-owner occupied	1,245	1,246	20	1,255	19	1,263	57
Residential real estate:
Residential mortgages	62	73	-	65	-	67	-
Home equity	610	700	-	734	-	636	-
Commercial and industrial:
Secured	96	96	-	111	2	91	4
Unsecured	194	194	9	211	4	231	13
Total	$2,591	$2,873	$29	$3,078	$28	$3,008	$82

The Bank had no other real estate owned at September 30, 2016 compared to $0.3 million at December 31, 2015.

Troubled Debt Restructurings

The terms of certain loans were modified and are considered TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The modification of these loans involved loans to borrowers who were experiencing financial difficulties.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed under the Company’s internal underwriting policy to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

During the nine months ended September 30, 2016, the Bank modified 4 loans as TDRs totaling $0.9 million compared to two loans modified as TDRs totaling $0.1 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016 and September 30, 2015, there were $0.06 million and $0.3 million in charge offs relating to TDRs, respectively. During the nine months ended September 30, 2016 and 2015, there were no loans modified as TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of September 30, 2016 and December 31, 2015, the Company had $0.3 million and $0.1 million of nonaccrual TDRs, respectively, and $2.1 million and $1.7 million, respectively, of performing TDRs. At September 30, 2016 and December 31, 2015, total nonaccrual TDRs are secured with collateral that has an appraised value of $1.3 million and $0.3 million, respectively. Furthermore, the Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the nine months ended September 30, 2016 that did not meet the definition of a TDR. These loans have a total recorded investment as of September 30, 2016 of $22.5 million. These loans were to borrowers who were not experiencing financial difficulties.

Acquired Loans

Loans acquired in a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

In determining the acquisition date fair value of purchased loans, acquired loans are aggregated into pools of loans with common characteristics. Each loan is reviewed at acquisition to determine if it should be accounted for as a loan that has experienced credit deterioration and it is probable that, at acquisition, the Company will not be able to collect all the contractual principal and interest due from the borrower. All loans with evidence of deterioration in credit quality are considered purchased credit impaired (“PCI”) loans unless the loan type is specifically excluded from the scope of FASB ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” such as loans with active revolver features, or because management has minimal doubt about the collection of the loan.

The Bank makes an estimate of the loans’ contractual principal and contractual interest payments as well as the expected total cash flows from the pools of loans, which includes undiscounted expected principal and interest. The excess of contractual amounts over the total cash flows expected to be collected from the loans is referred to as non-accretable difference, which is not accreted into income. The excess of the expected undiscounted cash flows over the fair value of the loans is referred to as accretable discount. Accretable discount is recognized as interest income on a level-yield basis over the life of the loans. Management has not included prepayment assumptions in its modeling of contractual or expected cash flows. The Bank continues to estimate cash flows expected to be collected over the life of the loans. Subsequent increases in total cash flows expected to be collected are recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the loans. Subsequent decreases in cash flows expected to be collected over the life of the loans are recognized as impairment in the current period through the allowance for loan losses.

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

Payments received earlier than expected or in excess of expected cash flows from sales or other resolutions may result in the carrying value of a pool being reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. These proceeds may include cash or real estate acquired in foreclosure.

At the acquisition date, the purchased credit impaired loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million, expected cash flows of $28.4 million, and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At September 30, 2016, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $12.6 million and $7.2 million, respectively, with a remaining non-accretable difference of $1.4 million. At December 31, 2015, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $16.7 million and $8.3 million, respectively, with a remaining non-accretable difference of $1.5 million.

At the acquisition date, the purchased credit impaired loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield. At September 30, 2016, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $13.8 million and $2.3 million, respectively, with a remaining non-accretable difference of $10.1 million. At December 31, 2015, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $22.5 million and $8.2 million, respectively, with a remaining non-accretable difference of $13.3 million.

The following table summarizes the activity in the accretable yield for the purchased credit impaired loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$5,963	$7,530	$7,113	$8,432
Accretable discount arising from acquisition of PCI loans	-	-	-	259
Accretion	(559)	(658)	(3,217)	(3,316)
Reclassification from nonaccretable difference during the period	46	654	1,138	2,151
Other	-	-	416	-
Accretable discount at end of period	$5,450	$7,526	$5,450	$7,526

7. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank’s loan portfolio. Management evaluates the adequacy of the allowance quarterly. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

The Bank monitors its entire loan portfolio regularly, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, multi-family mortgage loans, home equity loans, residential real estate mortgages, commercial, industrial and agricultural loans, real estate construction and land loans and consumer loans. Management considers a variety of factors in determining the adequacy of the valuation allowance and has developed a range of valuation allowances necessary to adequately provide for probable incurred losses inherent in each pool of loans. Management considers the Bank’s charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

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

The Credit Risk Management Committee (“CRMC”) is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the CRMC of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2016 and December 31, 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310-10, and based on impairment method as of September 30, 2016 and December 31, 2015. The tables include loans acquired on June 19, 2015 from CNB and February 14, 2014 from FNBNY.

	At September 30, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$301	$-	$-	$301
Collectively evaluated for impairment	7,750	6,580	2,741	5,906	912	118	24,007
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$7,750	$6,580	$2,741	$6,207	$912	$118	$24,308

Loans:
Individually evaluated for impairment	$1,562	$-	$1,210	$1,066	$-	$-	$3,838
Collectively evaluated for impairment	1,009,208	513,810	448,196	503,624	78,211	15,498	2,568,547
Loans acquired with deteriorated credit quality	1,905	3,309	862	3,888	-	-	9,964
Total loans	$1,012,675	$517,119	$450,268	$508,578	$78,211	$15,498	$2,582,349

	At December 31, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$20	$-	$-	$9	$-	$-	$29
Collectively evaluated for impairment	7,830	4,208	2,115	5,396	1,030	136	20,715
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744

Loans:
Individually evaluated for impairment	$1,629	$-	$672	$290	$-	$-	$2,591
Collectively evaluated for impairment	992,137	347,054	444,801	495,074	91,153	17,596	2,387,815
Loans acquired with deteriorated credit quality	5,708	3,739	1,267	6,402	-	-	17,116
Total loans	$999,474	$350,793	$446,740	$501,766	$91,153	$17,596	$2,407,522

The following tables represent the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2016 and 2015, by portfolio segment, as defined under FASB ASC 310-10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	For the Three Months Ended September 30, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Beginning balance	$7,632	$5,287	$2,753	$5,771	$1,131	$134	$22,708
Charge-offs	-	-	(56)	(377)	-	-	(433)
Recoveries	9	-	-	23	-	1	33
Provision	109	1,293	44	790	(219)	(17)	2,000
Ending balance	$7,750	$6,580	$2,741	$6,207	$912	$118	$24,308

	For the Three Months Ended September 30, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Beginning balance	$7,166	$3,015	$1,989	$5,273	$1,236	$139	$18,818
Charge-offs	-	-	(149)	-	-	-	(149)
Recoveries	-	-	-	17	-	1	18
Provision	477	83	164	606	125	45	1,500
Ending balance	$7,643	$3,098	$2,004	$5,896	$1,361	$185	$20,187

	For the Nine Months Ended September 30, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Beginning balance	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744
Charge-offs	-	-	(56)	(674)	-	(2)	(732)
Recoveries	109	-	2	30	-	5	146
Provision	(209)	2,372	680	1,446	(118)	(21)	4,150
Ending balance	$7,750	$6,580	$2,741	$6,207	$912	$118	$24,308

	For the Nine Months Ended September 30, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-Family	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Beginning balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637
Charge-offs	-	-	(149)	(530)	-	(2)	(681)
Recoveries	-	-	78	147	-	6	231
Provision	649	428	(133)	1,753	257	46	3,000
Ending balance	$7,643	$3,098	$2,004	$5,896	$1,361	$185	$20,187

8. EMPLOYEE BENEFITS

The Bank maintains a noncontributory pension plan covering all eligible employees. The Bank uses a December 31st measurement date for this plan in accordance with FASB ASC 715-30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension.” During 2012, the Company amended the pension plan by revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered employees. Additionally, new employees hired on or after October 1, 2012 are not eligible for the pension plan.

During 2001, the Bank adopted the Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”). As recommended by the Compensation Committee of the Board of Directors and approved by the full Board of Directors, the SERP provides benefits to certain employees, whose benefits under the pension plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan and the 401(k) Plan in the absence of such Internal Revenue Code limitations. The assets of the SERP are held in a rabbi trust to maintain the tax-deferred status of the plan and are subject to the general, unsecured creditors of the Company. As a result, the assets of the trust are reflected on the Consolidated Balance Sheets of the Company.

There were $2.2 million in contributions to the pension plan during the nine months ended September 30, 2016. There were no contributions to the SERP during the nine months ended September 30, 2016. In accordance with the SERP, a retired executive received a distribution from the plan totaling $84,000 during the nine months ended September 30, 2016.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$288	$286	$44	$42	$865	$848	$132	$126
Interest cost	199	178	27	23	596	529	79	68
Expected return on plan assets	(482)	(463)	-	-	(1,447)	(1,375)	-	-
Amortization of net loss	102	95	6	8	305	281	20	24
Amortization of unrecognized prior service cost	(20)	(19)	-	-	(58)	(58)	-	-
Amortization of unrecognized transition obligation	-	-	7	7	-	-	21	21
Net periodic benefit cost	$87	$77	$84	$80	$261	$225	$252	$239

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $51.1 million at September 30, 2016 and $50.9 million at December 31, 2015. The repurchase agreements were collateralized by investment securities, of which 98% were U.S. GSE securities and 2% were U.S. GSE residential collateralized mortgage obligations with a carrying amount of $55.0 million at September 30, 2016 and 96% were U.S. GSE securities and 4% were U.S. GSE residential collateralized mortgage obligations with a carrying amount of $55.9 million at December 31, 2015.

Securities sold under agreements to repurchase are financing arrangements with $51.1 million maturing during the fourth quarter of 2016. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, eligible counterparties are defined and monitored to minimize our exposure.

10. FEDERAL HOME LOAN BANK ADVANCES

The following tables set forth the contractual maturities and weighted average interest rates of FHLB advances over the next four years at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016
Contractual Maturity	Amount	Weighted Average Rate
Overnight	$111,000	0.53%

2016	111,518	0.63%
2017	19,122	0.74%
2018	25,519	1.05%
2019	2,350	1.05%
	158,509	0.72%
	$269,509	0.64%

(Dollars in thousands)	December 31, 2015
Contractual Maturity	Amount	Weighted Average Rate
Overnight	$-	-%

2016	249,599	0.75%
2017	19,149	0.74%
2018	25,781	1.04%
2019	2,978	1.08%
	297,507	0.78%
	$297,507	0.78%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $886.0 million and $666.3 million of residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2016 and December 31, 2015, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.15 billion at September 30, 2016.

11. BORROWED FUNDS

Subordinated Debentures

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.5 million at September 30, 2016 and $78.4 million at December 31, 2015.

The subordinated debentures are included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Junior Subordinated Debentures

In December 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and, prior to May 27, 2016, were convertible into the Company’s common stock, at an effective conversion price of $31 per share. The TPS mature in 2039 but are currently callable by the Company at par any time with 30 days prior notice.

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

During the third quarter of 2016, 200 shares of TPS with a liquidation amount of $200,000 were converted into 6,896 shares of the Company’s common stock. The TPS and Debentures totaled $15.3 million at September 30, 2016 and $15.9 million at December 31, 2015. The conversion is reflected in the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2016.

12. DERIVATIVES

Cash Flow Hedges of Interest Rate Risk

As part of its asset liability management, the Company utilizes interest rate swap agreements to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest rate swaps with notional amounts totaling $175.0 million at September 30, 2016 and $125.0 million at December 31, 2015, were designated as cash flow hedges of certain FHLB advances and repurchase agreements. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swaps designated as cash flow hedges at September 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Notional amounts	$175,000	$125,000
Weighted average pay rates	1.58%	1.58%
Weighted average receive rates	0.80%	0.51%
Weighted average maturity	3.23 years	3.22 years

Interest expense recorded on these swap transactions totaled $236,000 and $725,000 for the three and nine months ended September 30, 2016, respectively, and $175,000 and $485,000 for the three and nine months ended September 30, 2015, respectively, and is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the nine months ended September 30, 2016, the Company had $725,000 of reclassifications to interest expense. During the next twelve months, the Company estimates that $1.1 million will be reclassified as an increase in interest expense.

The following tables present the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three and nine months ended September 30, 2016 and 2015:

			Amount of (loss)
	Amount of gain (loss)	Amount of (loss)	recognized in other
(In thousands)	recognized in OCI	reclassified from OCI	non-interest income
Interest rate contracts	(Effective Portion)	to interest expense	(Ineffective Portion)
Three months ended September 30, 2016	$764	$(236)	$-
Nine months ended September 30, 2016	$(1,920)	$(725)	$-
Three months ended September 30, 2015	$(837)	$(175)	$-
Nine months ended September 30, 2015	$(1,535)	$(485)	$-

The following table reflects the cash flow hedge included in the Consolidated Balance Sheets at the dates indicated:

	September 30, 2016			December 31, 2015
		Fair	Fair		Fair	Fair
	Notional	Value	Value	Notional	Value	Value
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets/(liabilities):
Interest rate swaps related to FHLB advances	$100,000	$-	$(1,564)	$100,000	$14	$(713)
Forward starting interest rate swap related to repurchase agreements	$50,000	$90	$-	$-	$-	$-
Forward starting interest rate swap related to FHLB advances	$25,000	$-	$(1,015)	$25,000	$-	$(595)

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

The following table presents summary information about these interest rate swaps at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Notional amounts	$62,894	$56,328
Weighted average pay rates	3.43%	3.39%
Weighted average receive rates	3.43%	3.39%
Weighted average maturity	14.22 years	15.59 years
Fair value of combined interest rate swaps	$-	$-

Credit-Risk-Related Contingent Features

As of September 30, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.5 million. As of September 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $5.7 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive (loss) income components and related income tax effects were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Unrealized holding (losses) gains on available for sale securities	$(3,173)	$3,950	$9,292	$5,212
Reclassification adjustment for (gains) losses realized in income	-	-	(449)	10
Income tax effect	1,287	(1,599)	(3,580)	(2,070)
Net change in unrealized (losses) gains on available for sale securities	(1,886)	2,351	5,263	3,152

Reclassification adjustment for amortization realized in income	95	91	288	268
Income tax effect	(38)	(37)	(112)	(52)
Net change in post-retirement obligation	57	54	176	216

Change in fair value of derivatives used for cash flow hedges	764	(837)	(1,920)	(1,535)
Reclassification adjustment for losses realized in income	236	175	725	485
Income tax effect	(405)	268	486	432
Net change in unrealized gain (loss) on cash flow hedges	595	(394)	(709)	(618)

Total	$(1,234)	$2,011	$4,730	$2,750

The following is a summary of the accumulated other comprehensive income balances, net of income tax, at the dates indicated:

		Current Period
(In thousands)	December 31, 2015	Change	September 30, 2016
Unrealized (losses) gains on available for sale securities	$(4,741)	$5,263	$522
Unrealized (losses) gains on pension benefits	(4,111)	176	(3,935)
Unrealized losses on cash flow hedges	(770)	(709)	(1,479)
Total	$(9,622)	$4,730	$(4,892)

The following represents the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended		Affected Line Item
	September 30,	September 30,	September 30,	September 30,	in the Consolidated
(In thousands)	2016	2015	2016	2015	Statements of Income
Realized gains (losses) on sale of available for sale securities	$-	$-	$449	$(10)	Net securities gains (losses)

Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service cost	20	19	58	58	Salaries and employee benefits
Transition obligation	(7)	(7)	(21)	(21)	Salaries and employee benefits
Actuarial losses	(108)	(103)	(325)	(305)	Salaries and employee benefits
Realized losses on cash flow hedges	(236)	(175)	(725)	(485)	Interest expense
Total reclassifications, before income tax	$(331)	$(266)	$(564)	$(763)
Income tax benefit	134	108	229	309	Income tax expense
Total reclassifications, net of income tax	$(197)	$(158)	$(335)	$(454)

14. BUSINESS COMBINATIONS

On June 19, 2015, the Company acquired CNB at a purchase price of $157.5 million, issued an aggregate of 5.647 million Bridge Bancorp common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $96.5 million, which is not deductible for tax purposes. The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. It complements the Bank’s existing branch network and enhances asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of Long Island and the New York City boroughs through a network of 40 branches.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The operating results of the Company for the three and nine month periods ended September 30, 2016 and 2015 include the operating results of CNB since the acquisition date of June 19, 2015.

The following summarizes the fair value of the assets acquired and liabilities assumed on June 19, 2015:

(In thousands)	Fair Value
Cash and due from banks	$24,628
Securities	90,109
Loans	729,413
Bank owned life insurance	21,445
Premises and equipment	1,276
Other intangible assets	6,698
Other assets	21,729
Total assets acquired	$895,298

Deposits	$786,853
Federal Home Loan Bank term advances	35,581
Other liabilities and accrued expenses	11,861
Total liabilities assumed	$834,295

Net assets acquired	61,003
Consideration paid	157,503
Goodwill recorded on acquisition	$96,500

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on the presentation and classification in the statement of cash flows of eight specific cash flow issues, including debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims and proceeds from the settlement of bank owned life insurance (“BOLI”) policies, with the objective of reducing diversity in practice. For public entities, like the Company, ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Since the provisions of ASU 2016-15 are disclosure related, adoption will not have an impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 would require equity securities to be measured at fair value with changes in fair value recognized through net income, but would allow equity securities that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments would simplify the impairment assessment of such equity securities and would require enhanced disclosure about these investments. ASU 2016-01 would also require separate presentation of financial assets and liabilities by measurement category and type of instrument, such as securities or loans, on the balance sheet or in the notes, and would eliminate certain other disclosures relating to the methods and assumptions used to estimate fair value. For public entities, like the Company, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in Federal Deposit Insurance Corporation (“FDIC”) insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; the Company’s ability to successfully integrate acquired entities; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and 2016 Quarterly Reports on Form 10-Q. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Principal Products and Services and Locations of Operations

Federally chartered in 1910, the Bank was founded by local farmers and merchants and now operates forty branches in its primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs, including thirty-eight in Suffolk and Nassau Counties, one in Bayside, Queens and one in Manhattan. For over a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities in its market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) home equity loans; (4) construction loans; (5) residential mortgage loans; (6) secured and unsecured commercial and consumer loans; (7) FHLB, FNMA, GNMA and FHLMC and non-agency mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of FDIC insurance on deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services, which offers a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Significant Recent Events

Issuance of Subordinated Debentures

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points.

Acquisition of Community National Bank

On June 19, 2015, the Company acquired CNB at a purchase price of $157.5 million, issued an aggregate of 5.647 million Bridge Bancorp common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $96.5 million, which is not deductible for tax purposes. At acquisition, CNB had total acquired assets on a fair value basis of $895.3 million, with loans of $729.4 million, investment securities of $90.1 million and deposits of $786.9 million. The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. It complements the Bank’s existing branch network and enhances asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of Long Island and the New York City boroughs through a network of 40 branches.

Quarterly Highlights

•	Net income for the third quarter of 2016 was $8.9 million and $0.50 per diluted share, compared to $7.9 million and $0.45 per diluted share for the quarter ended September 30, 2015.

•	Net interest income increased to $30.7 million for the third quarter of 2016 compared to $29.1 million in 2015.

•	Net interest margin was 3.61% for the third quarter of 2016 compared to 3.71% for the 2015 period. The decrease in the net interest margin reflects the higher cost of borrowings associated with the $80.0 million in subordinated debentures issued in September 2015, federal funds purchased and repurchase agreements and FHLB advances.

•	Loans held for investment at September 30, 2016 totaled $2.59 billion, an increase of $175.5 million or 7.3% over December 31, 2015 and $285.0 million or 12.4% over September 30, 2015.

•	Total assets of $3.83 billion at September 30, 2016, increased $52.0 million compared to December 31, 2015 and $326.7 million compared to September 30, 2015.

•	Deposits of $2.92 billion at September 30, 2016, increased $80.1 million over December 31, 2015 and $18.2 million compared to September 30, 2015.

•	Allowance for loan losses to total loans ratio, which was calculated inclusive of $531.4 million of CNB and FNBNY acquired loans at September 30, 2016 and $697.4 million at December 31, 2015, was 0.94% as of September 30, 2016 compared to 0.86% at December 31, 2015. The allowance for loan losses to total loans ratio at September 30, 2016 was 1.19% excluding these acquired loans.

•	All capital ratios exceed the fully phased in requirements of Basel III as of September 30, 2016.

•	A cash dividend of $0.23 per share was declared in October 2016 for the third quarter.

 Challenges and Opportunities

Interest rates have been at historic lows for an extended period of time. Growth and service strategies have the potential to offset the compression on the net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2010, the Bank has opened ten new branches, the most recent of which was in December 2014 in Smithtown, New York. The more recent branch openings have moved the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. The Bank has also grown through acquisitions including the June 2015 acquisition of CNB, the February 2014 acquisition of FNBNY, and the May 2011 acquisition of Hampton State Bank. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships. Pending acquisitions of local competitors may also provide additional growth opportunities.

As noted earlier, on June 19, 2015, the Company acquired CNB. This acquisition increased the Company’s scale and continues the westward expansion in Nassau County and the New York City boroughs. Management recognizes the challenges associated with acquisitions and leveraged the experience gained in the acquisitions of FNBNY in 2014 and Hamptons State Bank in 2011, to successfully integrate the operations of CNB.

Although the turmoil in the financial markets has subsided somewhat since the Brexit vote at the end of the second quarter, market uncertainty still exists. The Bank continues to face challenges associated with ever increasing regulations and the current historically low interest rate environment. Over time, additional rate increases should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of our available for sale securities declines when rates increase, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the tenor of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long term benefits.

The key to delivering on the Company’s mission is combining its expanding branch network, improving technology, and experienced professionals with the critical element of local decision making. The successful expansion of the franchise’s geographic reach continues to deliver the desired results: increasing deposits and loans, and generating higher levels of revenue and income.

Corporate objectives for 2016 include: leveraging our expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income through Bridge Abstract as well as other lines of business. Management believes there remain opportunities to grow its franchise and that continued investments to generate core funding, quality loans and new sources of revenue remain keys to continue creating long term shareholder value. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions as a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities to grow and strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as management evaluates loans and investments and considers growth initiatives. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

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

Net Income

Net income for the three months ended September 30, 2016 was $8.9 million and $0.50 per diluted share as compared to $7.9 million and $0.45 per diluted share for the same period in 2015.   Changes in net income for the three months ended September 30, 2016 compared to September 30, 2015 include: (i) a $1.6 million or 5.5% increase in net interest income primarily as a result of the increase in average interest earning assets; (ii) a $0.5 million or 33.3% increase in the provision for loan losses; (iii) a $0.1 million or 2.8% increase in non-interest income related to an increase in customer fee income offset by a decrease in gains on sales of loans; (iv) a decrease in non-interest expense of $0.2 million related to lower acquisition costs and lower amortization of intangibles offset by higher salary expense, investments in technology and additional marketing costs, and (v) a $0.4 million increase in income taxes associated with higher pre-tax income. The effective income tax rate was 34.5% for the quarter ended September 30, 2016 compared to 35.0% for the same period last year.

Net income for the nine months ended September 30, 2016 was $26.3 million and $1.50 per diluted share as compared to $13.1 million and $0.94 per diluted share for the same period in 2015.   Changes in net income for the nine months ended September 30, 2016 compared to September 30, 2015 include: (i) a $22.5 million or 33.0% increase in net interest income as a result of the increase in average interest earning assets reflecting assets acquired from CNB as well as organic growth in loans and securities; (ii) a $1.2 million or 38.3% increase in the provision for loan losses reflecting loan portfolio growth as well as certain acquired loans being refinanced by the Bank. Acquired loans are recorded at fair value at acquisition, effectively netting estimated future losses against the loan balances whereas loans originated and refinanced by the Bank have recorded reserves; (iii) a $3.0 million or 32.9% increase in non-interest income related to increases in customer fee income, net securities gains, BOLI income, and a net recovery associated with certain identified FNBNY acquired problem loans; (iv) an increase in non-interest expense of $3.8 million related to higher operating costs associated with the acquired CNB operations and facilities, investments in technology, professional service costs, amortization of CNB related intangible assets, additional marketing costs, and higher FDIC assessment, partially offset by lower acquisition costs; and (v) a $7.3 million increase in income taxes associated with higher pre-tax income. The effective income tax rate was 34.7% for the nine months ended September 30, 2016 compared to 33.6% for the same period last year.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends on the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following tables set forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflect the average yield on assets and average cost of liabilities for those periods on a tax equivalent basis. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include nonaccrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of these tables, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities.”

	Three Months Ended September 30,
	2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$2,505,313	$30,049	4.77%	2,267,972	27,524	4.81%
Mortgage-backed securities, CMOs and other asset-backed securities	578,542	2,840	1.95	583,374	2,842	1.93
Taxable securities	215,674	1,482	2.73	199,099	1,053	2.10
Tax exempt securities (2)	86,615	683	3.14	74,196	638	3.41
Deposits with banks	31,683	43	0.54	20,443	9	0.17
Total interest earning assets (2)	3,417,827	35,097	4.09	3,145,084	32,066	4.04
Non interest earning assets:
Cash and due from banks	60,962			60,661
Other assets	288,657			243,537
Total assets	$3,767,446			$3,449,282

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,588,786	$1,321	0.33%	$1,509,875	$1,222	0.32%
Certificates of deposit of $100,000 or more	97,909	227	0.92	184,016	280	0.60
Other time deposits	85,797	190	0.88	136,059	234	0.68
Federal funds purchased and repurchase agreements	179,783	301	0.67	94,166	82	0.35
Federal Home Loan Bank advances	172,139	562	1.30	122,780	374	1.21
Subordinated debentures	78,444	1,134	5.75	8,551	126	5.85
Junior subordinated debentures	15,396	342	8.84	15,876	341	8.52
Total interest bearing liabilities	2,218,254	4,077	0.73	2,071,323	2,659	0.51
Non interest bearing liabilities:
Demand deposits	1,150,187			1,014,202
Other liabilities	38,872			25,461
Total liabilities	3,407,313			3,110,986
Stockholders' equity	360,133			338,296
Total liabilities and stockholders' equity	$3,767,446			$3,449,282

Net interest income/interest rate spread (2)(3)		31,020	3.36%		29,407	3.53%

Net interest earning assets/net interest margin (2)(4)	$1,199,573		3.61%	$1,073,761		3.71%

Ratio of interest earning assets to interest bearing liabilities			154.08%			151.84%

Tax equivalent adjustment		(336)			(322)

Net interest income		$30,684			$29,085

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities
(4)	Net interest margin represents net interest income divided by average interest earning assets.

	Nine Months Ended September 30,
	2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$2,475,665	$87,423	4.72%	$1,723,869	$62,731	4.87%
Mortgage-backed securities, CMOs and other asset-backed securities	685,427	10,337	2.01	529,601	7,877	1.99
Taxable securities	217,919	4,231	2.59	192,309	3,065	2.13
Tax exempt securities (2)	80,417	1,981	3.29	74,076	1,961	3.54
Federal funds sold	-	-	-	11	-	-
Deposits with banks	30,839	115	0.50	15,704	27	0.23
Total interest earning assets (2)	3,490,267	104,087	3.98	2,535,570	75,661	3.99
Non interest earning assets:
Cash and due from bank	62,457			54,173
Other assets	275,428			156,800
Total assets	$3,828,152			$2,746,543

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,585,662	$3,888	0.33%	$1,233,491	$2,827	0.31%
Certificates of deposit of $100,000 or more	126,821	558	0.59	121,272	687	0.76
Other time deposits	102,010	507	0.66	85,978	477	0.74
Federal funds purchased and repurchase agreements	156,346	779	0.67	107,940	320	0.40
Federal Home Loan Bank advances	264,821	2,233	1.13	114,444	963	1.13
Subordinated debentures	78,409	3,404	5.80	2,882	126	5.85
Junior subordinated debentures	15,715	1,026	8.72	15,874	1,024	8.62
Total interest bearing liabilities	2,329,784	12,395	0.71	1,681,881	6,424	0.51
Non interest bearing liabilities:
Demand deposits	1,106,945			804,384
Other liabilities	37,714			18,632
Total liabilities	3,474,443			2,504,897
Stockholders' equity	353,709			241,646
Total liabilities and stockholders' equity	$3,828,152			$2,746,543

Net interest income /interest rate spread (2)(3)		91,692	3.27%		69,237	3.48%

Net interest earning assets/net interest margin (2)(4)	$1,160,483		3.51%	$853,689		3.65%

Ratio of interest earning assets to interest bearing liabilities			149.81%			150.76%

Tax equivalent adjustment		(986)			(1,030)

Net interest income		$90,706			$68,207

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 Over 2015			2016 Over 2015
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)(2)	$4,020	$(1,495)	$2,525	$27,894	$(3,202)	$24,692
Mortgage-backed securities, CMOs and other asset-backed securities	(105)	103	(2)	2,379	81	2,460
Taxable securities	93	336	429	445	721	1,166
Tax exempt securities (2)	303	(258)	45	214	(194)	20
Federal funds sold	-	-	-	-	-	-
Deposits with banks	7	27	34	40	48	88
Total interest earning assets	4,318	(1,287)	3,031	30,972	(2,546)	28,426

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	62	37	99	865	196	1,061
Certificates of deposit of $100,000 or more	(575)	522	(53)	48	(177)	(129)
Other time deposits	(327)	283	(44)	106	(76)	30
Federal funds purchased and repurchase agreements	109	110	219	183	276	459
Federal Home Loan Bank Advances	159	29	188	1,270	-	1,270
Subordinated Debentures	1,023	(15)	1,008	3,280	(2)	3,278
Junior Subordinated Debentures	(45)	46	1	(14)	16	2
Total interest bearing liabilities	406	1,012	1,418	5,738	233	5,971
Net interest income	$3,912	$(2,299)	$1,613	$25,234	$(2,779)	$22,455

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months Ended September 30, 2016 and 2015

Net interest income was $30.7 million for the three months ended September 30, 2016 compared to $29.1 million for the three months ended September 30, 2015, an increase of $1.6 million or 5.5%. Total average interest earning assets increased $272.7 million or 8.7% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 reflecting increases in loans and securities. The tax adjusted average yield on interest earning assets increased approximately 5 basis points to 4.09% for the 2016 third quarter from 4.04% for the 2015 third quarter. The cost of interest bearing liabilities increased approximately 22 basis points during the third quarter of 2016 to 0.73% compared to 0.51% for the third quarter of 2015. The overall funding cost for the 2016 third quarter was 0.48%, including demand deposits. Net interest margin decreased to 3.61% for the three months ended September 30, 2016, compared to 3.71% for the three months ended September 30, 2015 as a result of higher costs of borrowings associated with the $80.0 million in subordinated debentures issued in September 2015, federal funds purchased and repurchase agreements, and FHLB advances.

Total interest income increased $3.1 million or 9.5% to $34.8 million for the three months ended September 30, 2016 from $31.7 million for the same period in 2015.  Interest income on loans increased $2.6 million or 9.2% to $30.0 million for the three months ended September 30, 2016 from $27.4 million for the same period in 2015. The tax adjusted average yield on total loans was 4.77% for 2016 as compared to 4.81% in 2015. For the three months ended September 30, 2016, average net loans grew by $237.3 million or 10.5% to $2.51 billion as compared to $2.27 billion for the same period in 2015, driven by growth in multi-family mortgage loans, commercial real estate mortgage loans, and commercial, industrial and agricultural loans. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Interest income on investment securities increased $0.5 million to $4.8 million for the three months ended September 30, 2016 compared to $4.3 million for the same period in 2015.  Interest income on securities included net amortization of premiums of $1.5 million in the third quarter of 2016 compared to net amortization of premiums of $1.3 million for the same period in 2015.  The tax adjusted average yield on total securities was 2.26% for the three months ended September 30, 2016, compared to 2.10% in 2015. For the three months ended September 30, 2016, average total investments in securities increased by $24.2 million or 2.8% to $880.8 million as compared to $856.7 million for the three months ended September 30, 2015. Average interest earning deposits with banks increased by $11.3 million to $31.7 million for the three months ended September 30, 2016 as compared to $20.4 million for the same period in 2015.

Total interest expense increased to $4.1 million for the three months ended September 30, 2016 compared to $2.7 million for the same period in 2015. The increase for the three months ended September 30, 2016 is primarily a result of the increase in average interest bearing liabilities. Average total interest bearing liabilities were $2.22 billion for the three months ended September 30, 2016 compared to $2.07 billion for the same period in 2015 resulting from an increase in average borrowings partially offset by a net decrease in interest bearing deposits. The cost of total interest bearing liabilities increased to 0.73% for the 2016 third quarter compared to 0.51% for the prior year primarily due to the issuance of the subordinated debentures in September 2015. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive. The Bank continues its prudent management of deposit pricing.

For the three months ended September 30, 2016, average total deposits increased by $78.5 million or 2.8% to $2.92 billion from $2.84 billion from the same period in 2015.  Components of this increase include an increase in the average balances of savings, NOW and money market accounts of $78.9 million or 5.2% to $1.59 billion for the three months ended September 30, 2016 compared to $1.51 billion for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits decreased $136.4 million to $183.7 million for 2016 as compared to $320.1 million for the same period last year.  Average balances in demand deposits increased $136.0 million or 13.4% to $1.15 billion for 2016 as compared to $1.01 billion for the same period last year. Average public fund deposits comprised 16.8% of total average deposits during the three months ended September 30, 2016 and 13.0% of total average deposits for the same period in 2015.  Average federal funds purchased and repurchase agreements increased $85.6 million or 90.9% to $179.8 million for the three months ended September 30, 2016 compared to $94.2 million for the same period in the prior year. Average FHLB advances increased $49.3 million or 40.2% to $172.1 million for the three months ended September 30, 2016 compared to $122.8 million for the same period in 2015. Average subordinated debentures increased $69.8 million to $78.4 million for the three months ended September 30, 2016 compared to $8.6 million for the same period in 2015.

Analysis of Net Interest Income for the Nine Months ended September 30, 2016 and 2015

Net interest income was $90.7 million for the nine months ended September 30, 2016 compared to $68.2 million for the nine months ended September 30, 2015, an increase of $22.5 million or 33.0%. Total average interest earning assets increased $954.7 million or 37.7% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 reflecting the acquired assets from CNB as well as organic growth in loans and securities. The tax adjusted average yield on interest earning assets decreased approximately 1 basis points to 3.98% for 2016 from 3.99% for 2015. The cost of interest bearing liabilities increased approximately 20 basis points to 0.71% for 2016 compared to 0.51% for 2015. The overall funding cost for the nine months ended September 30, 2016 was 0.48%, including demand deposits. Net interest margin decreased to 3.51% for 2016, compared to 3.65% for 2015 as a result of higher costs of borrowings associated with the $80.0 million in subordinated debentures issued in September 2015, federal funds purchased and repurchase agreements, and FHLB advances.

Total interest income increased $28.5 million or 38.1% to $103.1 million for the nine months ended September 30, 2016 from $74.6 million for the same period in 2015.  Interest income on loans increased $24.7 million or 39.7% to $87.1 million for 2016 from $62.4 million for 2015. The tax adjusted average yield on total loans was 4.72% for 2016 as compared to 4.87% in 2015. For the nine months ended September 30, 2016, average net loans grew by $751.8 million or 43.6% to $2.48 billion as compared to $1.72 billion for the same period in 2015, driven by growth in commercial real estate mortgage loans, commercial, industrial and agricultural loans, and multi-family mortgage loans as a result of the CNB acquisition coupled with organic growth.

Interest income on investment securities increased $3.7 million to $15.9 million for the nine months ended September 30, 2016 compared to $12.2 million for the same period in 2015.  Interest income on securities included net amortization of premiums of $4.7 million for 2016 compared to net amortization of premiums of $3.7 million for 2015.  The tax adjusted average yield on total securities was 2.25% for 2016, compared to 2.17% in 2015. For the nine months ended September 30, 2016, average total investments in securities increased by $187.8 million or 23.6% to $983.8 million as compared to $796.0 million for the nine months ended September 30, 2015. Average interest earning deposits with banks increased by $15.1 million to $30.8 million for the nine months ended September 30, 2016 as compared to $15.7 million for the same period in 2015.

Total interest expense increased to $12.4 million for the nine months ended September 30, 2016 compared to $6.4 million for the same period in 2015. The increase for the nine months ended September 30, 2016 is primarily a result of the increase in average interest bearing liabilities. Average total interest bearing liabilities were $2.33 billion for the nine months ended September 30, 2016 compared to $1.68 billion for the same period in 2015 resulting from an increase in interest bearing deposits and borrowings primarily as a result of the CNB acquisition. The cost of total interest bearing liabilities increased to 0.71% for 2016 compared to 0.51% for the prior year primarily due to the issuance of the subordinated debentures and an increase in FHLB advances.

For the nine months ended September 30, 2016, average total deposits increased by $676.3 million or 30.1% to $2.92 billion from $2.25 billion for the same period in 2015.  Components of this increase include an increase in the average balances of savings, NOW and money market accounts of $352.2 million or 28.6% to $1.59 billion for the nine months ended September 30, 2016 compared to $1.23 billion for the same period last year.  Average balances in certificates of deposit of $100,000 or more and other time deposits increased $21.5 million or 10.4% to $228.8 million for 2016 as compared to $207.3 million for the same period last year.  Average balances in demand deposits increased $302.6 million or 37.6% to $1.11 billion for 2016 as compared to $804.4 million for the same period last year. The Bank grew deposits as a result of the acquisition of CNB as well as building new relationships in existing and new markets. Average public fund deposits comprised 17.9% of total average deposits during 2016 and 16.0% of total average deposits in 2015.  Average federal funds purchased and repurchase agreements increased $48.4 million or 44.8% to $156.3 million for the nine months ended September 30, 2016 compared to $107.9 million for the same period in the prior year. Average FHLB advances increased $150.4 million to $264.8 million for the nine months ended September 30, 2016 compared to $114.4 million for the same period in 2015. Average subordinated debentures increased $75.5 million to $78.4 million for the nine months ended September 30, 2016 compared to $2.9 million for the same period in 2015.

Provision and Allowance for Loan Losses

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Bank’s principal lending areas of Nassau and Suffolk Counties on Long Island and the New York City boroughs. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $2.0 million and $4.2 million was recorded during the three and nine months ended September 30, 2016, respectively, compared to a provision for loan losses of $1.5 million and $3.0 million, respectively, during the same periods in 2015. Net charge-offs were $0.4 million for the quarter ended September 30, 2016 compared to net charge-offs of $0.1 million for the quarter ended September 30, 2015. Net charge-offs were $0.6 million for the nine months ended September 30, 2016 compared to $0.5 million for the nine months ended September 30, 2015. The ratio of allowance for loan losses to nonaccrual loans was 1,185%, 1,537% and 1,444%, at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. The allowance for loan losses increased to $24.3 million at September 30, 2016 as compared to $20.7 million at December 31, 2015 and $20.2 million at September 30, 2015. As a percentage of total loans the allowance was 0.94% at September 30, 2016 compared to 0.86% at December 31, 2015 and 0.88% at September 30, 2015. The increases in the allowance for loan losses and the provisions for loan losses reflect loan portfolio growth as well as certain acquired loans being refinanced by the Bank. In accordance with current accounting guidance, the acquired CNB loans were recorded at fair value as of acquisition, effectively netting estimated future losses against the loan balances whereas loans originated and refinanced by the Bank have recorded reserves. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the boroughs of New York City.

Loans of approximately $41.3 million or 1.6% of total loans at September 30, 2016 were categorized as classified loans compared to $26.9 million or 1.1% at December 31, 2015 and $21.7 million or 0.9% at September 30, 2015. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed on at least a quarterly basis. At September 30, 2016, classified loans included $0.3 million of acquired FNBNY loans and $1.5 million of acquired CNB loans. At December 31, 2015, classified loans included $0.3 million of acquired FNBNY loans and $9.6 million of acquired CNB loans.

At September 30, 2016, approximately $27.3 million of classified loans were commercial real estate (“CRE”) loans, including multi-family loans, and were well secured with real estate as collateral. Of the $ 27.3 million of CRE loans, $ 26.5 million were current and $0.8 million were past due. In addition, all the CRE loans have personal guarantees. At September 30, 2016, approximately $2.7 million of classified loans were residential real estate loans with $1.7 million current and $1.0 million past due. Commercial, industrial, and agricultural loans represented $10.9 million of classified loans, with $10.3 million current and $0.6 million past due. There was $0.3 million of real estate construction and land loans considered classified, all of which was current. All real estate construction and land loans are well secured with collateral. The remaining $0.1 million in classified loans are consumer loans that are unsecured and demonstrate sufficient cash flow to pay the loans.

CRE loans, including multi-family loans, represented $1.53 billion or 59.3% of the total loan portfolio at September 30, 2016 compared to $1.35 billion or 56.1% at December 31, 2015 and $1.33 billion or 57.8% at September 30, 2015. The Bank’s underwriting standards for CRE loans requires an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

As of September 30, 2016 and December 31, 2015, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $3.8 million and $2.6 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructured loans. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. These methods of fair value measurement for impaired loans are considered Level 3 within the fair value hierarchy described in FASB ASC 820-10-50-5.

Nonaccrual loans were $2.1 million or 0.08% of total loans at September 30, 2016 and $1.4 million or 0.06% of total loans at December 31, 2015. Approximately $0.3 million and $0.1 million of the nonaccrual loans at September 30, 2016 and December 31, 2015, respectively, represent troubled debt restructured loans.

The Bank had no other real estate owned at September 30, 2016 and $0.3 million at December 31, 2015.

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015
Beginning balance	$20,744	$17,637
Charge-offs:
Commercial real estate mortgage loans	-	-
Multi-family mortgage loans	-	-
Residential real estate mortgage loans	(56)	(149)
Commercial, industrial and agricultural loans	(674)	(530)
Real estate construction and land loans	-	-
Installment/consumer loans	(2)	(2)
Total	(732)	(681)
Recoveries:
Commercial real estate mortgage loans	109	-
Multi-family mortgage loans	-	-
Residential real estate mortgage loans	2	78
Commercial, industrial and agricultural loans	30	147
Real estate construction and land loans	-	-
Installment/consumer loans	5	6
Total	146	231
Net charge-offs	(586)	(450)
Provision for loan losses charged to operations	4,150	3,000
Ending balance	$24,308	$20,187

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan classification at the dates indicated:

	September 30, 2016		December 31, 2015
		Percentage		Percentage
		of Loans		of Loans
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$7,750	39.3%	$7,850	41.5%
Multi-family loans	6,580	20.0	4,208	14.6
Residential real estate mortgage loans	2,741	17.4	2,115	18.6
Commercial, industrial & agricultural loans	6,207	19.7	5,405	20.8
Real estate construction and land loans	912	3.0	1,030	3.8
Installment/consumer loans	118	0.6	136	0.7
Total	$24,308	100.0%	$20,744	100.0%

Non-Interest Income

Total non-interest income increased $0.1 million to $4.0 million for the three months ended September 30, 2016 compared to $3.9 million for the same period in 2015. The increase primarily reflects an increase in customer fee income of $0.4 million and an increase in BOLI income of $0.2 million, offset by lower gains on sales of loans of $0.3 million and lower loan swap fee income of $0.1 million.

Total non-interest income increased $3.0 million or 32.9% to $12.3 million for the nine months ended September 30, 2016 compared to $9.3 million for the same period in 2015. The increase primarily reflects an increase in customer fee income of $1.4 million, net securities gains of $0.5 million, an increase in BOLI income of $0.5 million, and a net recovery associated with certain identified FNBNY acquired problem loans, offset by a decrease in loan swap fee income.

Non-Interest Expense

Total non-interest expense decreased $0.2 million to $19.2 million during the three months ended September 30, 2016 compared to $19.4 million over the same period in 2015. The decrease was primarily related to acquisition costs of $0.9 million in 2015 and lower amortization of intangibles of $0.2 million in 2016 compared to 2015, offset by increases in salaries and benefits, technology and communications, marketing and advertising, and professional services expenses.  Salaries and benefits increased $0.3 million to $10.3 million for the three months ended September 30, 2016 compared to $10.0 million for the same period in 2015. Technology and communications increased to $1.2 million for the 2016 third quarter from $1.0 million for the same period in the prior year. Marketing and advertising increased to $1.0 million compared to $0.9 million for the same period in 2015. Professional services increased to $0.8 million for the three months ended September 30, 2016 from $0.6 million for the same period in 2015.

Total non-interest expense increased $3.9 million or 7.0% to $58.6 million during the nine months ended September 30, 2016 compared to $54.7 million over the same period in 2015.  Salaries and benefits increased $6.4 million or 25.7% to $31.5 million for the nine months ended September 30, 2016 from $25.1 million for the same period in 2015. Occupancy and equipment expense increased $1.7 million to $9.4 million for the nine months ended September 30, 2016 as compared to $7.7 million for the same period last year. Professional services increased $1.1 million for the nine months ended September 30, 2016 to $2.8 million as compared to $1.7 million for the same period last year. Technology and communications increased to $3.6 million for the nine months ended September 30, 2016 from $2.6 million for the same period the prior year. Amortization of other intangible assets increased to $1.8 million for the nine months ended September 30, 2016 from $0.8 million for the same period in 2015. Marketing and advertising increased to $3.0 million for the nine months ended September 30, 2016 from $2.3 million for the same period in 2015. FDIC assessments increased $0.4 million to $1.5 million for the nine months ended September 30, 2016 compared to $1.1 million for the same period last year. Other operating expenses increased $0.8 million for the nine months ended September 30, 2016 to $5.1 million as compared to $4.3 million for the nine months ended September 30, 2015. These increases were offset by a decrease in acquisition costs of $9.6 million for the nine months ended September 30, 2016 compared to the same period in 2015. Acquisition costs totaled $9.3 million for the nine months ended September 30, 2015 compared to a recovery of accrued acquisition costs of $0.3 million for the nine months ended September 30, 2016. The increases in non-interest expense for the nine months ended September 30, 2016 compared to the same period in 2015 are primarily related to higher operating costs associated with the acquired CNB operations and facilities, investments in technology, additional marketing costs, higher FDIC assessment resulting from the increase in asset size, and amortization of CNB related intangible assets.

Income Taxes

The provision for income taxes was $4.7 million for the three months ended September 30, 2016 compared to $4.2 million for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 was 34.5% compared to 35.0% for the same period last year.

The provision for income taxes was $14.0 million for the nine months ended September 30, 2016 compared to $6.6 million for the same period last year. The effective tax rate for the nine months ended September 30, 2016 increased to 34.7% from 33.6% for the same period last year. The increase in the effective rate for 2016 was a result of the tax benefit associated with the change in New York City tax law recognized in 2015.

Financial Condition

Total assets of the Company at September 30, 2016 increased $52.0 million to $3.83 billion at September 30, 2016 compared to December 31, 2015. Cash and due from banks decreased $39.0 million from December 31, 2015 to September 30, 2016. Total securities decreased $114.3 million or 11.3% to $894.3 million and net loans increased $171.9 million or 7.2% to $2.56 billion compared to December 31, 2015. BOLI increased $31.4 million to $84.7 million at September 30, 2016. Total deposits increased $80.1 million to $2.92 billion at September 30, 2016 compared to $2.84 billion at December 31, 2015. Demand deposits decreased $43.2 million to $1.11 billion as of September 30, 2016 compared to $1.16 billion at December 31, 2015. Savings, NOW and money market deposits increased $213.4 million to $1.61 billion at September 30, 2016 from $1.39 billion at December 31, 2015. Certificates of deposit of $100,000 or more decreased $53.0 million to $114.8 million at September 30, 2016, from $167.8 million at December 31, 2015. Other time deposits decreased $37.2 million to $87.9 million at September 30, 2016, from $125.1 million at December 31, 2015. Federal funds purchased were $100.0 million at September 30, 2016 compared to $120.0 million at December 31, 2015. Federal Home Loan Bank advances were $269.5 million at September 30, 2016 compared to $297.5 million at December 31, 2015.

Stockholders’ equity was $362.6 million at September 30, 2016, an increase of $21.5 million or 6.3% from December 31, 2015, reflecting net income of $26.3 million, a $4.7 million increase in other comprehensive income primarily related to the decrease in the unrealized loss on available for sale securities, $1.6 million related to stock based compensation plans, and $0.7 million related to shares issued under the dividend reinvestment plan, partially offset by $12.1 million in dividends. In October 2016, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments, deposit withdrawals either on demand or contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Holding Company’s principal sources of liquidity included cash and cash equivalents of $0.6 million as of September 30, 2016, and dividend capabilities from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the nine months ended September 30, 2016, the Bank paid $5.8 million in cash dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of September 30, 2016, the Bank has $51.2 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the FHLB and FRB, growth in core deposits and sources of wholesale funding such as brokered certificates of deposit. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At September 30, 2016, the Bank had aggregate lines of credit of $295.0 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $275.0 million is available on an unsecured basis. As of September 30, 2016, the Bank had $100.0 million in overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of September 30, 2016, the Bank had $111.0 million outstanding in FHLB overnight borrowings and $158.5 million outstanding in FHLB term borrowings. As of December 31, 2015, the Bank had $120.0 million in overnight borrowings outstanding, nothing outstanding in FHLB overnight borrowings and $297.5 million outstanding in FHLB term borrowings. As of September 30, 2016, the Bank had $50.0 million of securities sold under agreements to repurchase outstanding with brokers and $1.1 million outstanding with customers. As of December 31, 2015, the Bank had $50.0 million of securities sold under agreements to repurchase outstanding with brokers and $0.9 million outstanding with customers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of September 30, 2016, the Bank had $18.4 million outstanding in brokered certificates of deposit and $89.1 million outstanding in brokered money market accounts. As of December 31, 2015, the Bank had $22.4 million outstanding in brokered certificates of deposit and $148.0 million outstanding in brokered money market accounts.

Liquidity policies are established by senior management and reviewed and approved by the full Board of Directors at least annually. Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of the Company’s operating requirements. The Bank’s liquidity levels are affected by the use of short term and wholesale borrowings and the amount of public funds in the deposit mix. Excess short-term liquidity is invested in overnight federal funds sold or in an interest earning account at the Federal Reserve.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at September 30, 2016.

On January 1, 2015, the Basel III Capital Rules became effective and include transition provisions through January 1, 2019. These rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based on common equity tier 1 capital ("CET1"); b) 6.0% based on tier 1 capital; and c) 8.0% based on total regulatory capital. A minimum leverage ratio (tier 1 capital as a percentage of total average assets) of 4.0% is also required under the Basel III Capital Rules.

When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019. When the capital conservation buffer is fully phased in on January 1, 2019, the Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based on CET1; b) 8.5% based on tier 1 capital; and c) 10.5% based on total regulatory capital.

The Company and the Bank made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders' equity for the purposes of determining the regulatory capital ratios.

As of September 30, 2016 the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based and tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at September 30, 2016 and December 31, 2015.

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
As of September 30, 2016	Actual Capital		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	$258,794	9.1%	$127,753	4.5%	n/a	n/a
Bank	351,290	12.4	127,739	4.5	$184,512	6.5%
Total Capital to Risk Weighted Assets:
Consolidated	378,782	13.3	227,117	8.0	n/a	n/a
Bank	375,874	13.2	227,092	8.0	283,865	10.0
Tier 1 Capital to Risk Weighted Assets:
Consolidated	274,198	9.7	170,337	6.0	n/a	n/a
Bank	351,290	12.4	170,319	6.0	227,092	8.0
Tier 1 Capital to Average Assets:
Consolidated	274,198	7.5	146,488	4.0	n/a	n/a
Bank	351,290	9.6	146,491	4.0	183,114	5.0

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
As of December 31, 2015	Actual Capital		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	$249,921	9.3%	$121,074	4.5%	n/a	n/a
Bank	319,351	11.9	121,074	4.5	$174,884	6.5%
Total Capital to Risk Weighted Assets:
Consolidated	366,393	13.6	215,243	8.0	n/a	n/a
Bank	340,371	12.7	215,242	8.0	269,053	10.0
Tier 1 Capital to Risk Weighted Assets:
Consolidated	265,373	9.9	161,432	6.0	n/a	n/a
Bank	319,351	11.9	161,432	6.0	215,242	8.0
Tier 1 Capital to Average Assets:
Consolidated	265,373	7.6	140,490	4.0	n/a	n/a
Bank	319,351	9.1	140,492	4.0	175,615	5.0

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

At September 30, 2016, $829.8 million or 92.8% of the Company’s securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the seasonality of the Company’s deposit flows and the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given 100 and 200 basis point upward shifts in interest rates and a 100 basis point downward shift in interest rates. A parallel and pro-rata shift in rates over a twelve-month period is assumed.

In addition to the above scenarios, the Company considers other, non-parallel rate shifts that would also exert pressure on earnings. The current low interest rate environment presents the possibility for a flattening of the yield curve. This could happen if the Federal Open Market Committee began to raise short-term interest rates without there being a corresponding rise in long-term rates. This would have the effect of raising short-term borrowing costs without allowing longer term assets to reprice higher.

The following reflects the Company’s net interest income sensitivity analysis at September 30, 2016:

	Potential Change
Change in Interest	in Future Net
Rates in Basis Points	Interest Income
(Dollars in thousands)	$ Change	% Change
200	$(5,109)	(4.56)%
100	$(2,429)	(2.17)%
Static	-	-
(100)	$(141)	(0.13)%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income over the next twelve months by 4.56 percent. Our balance sheet sensitivity to such a move in interest rates at September 30, 2016 increased as compared to September 30, 2015 (which was a decrease of 3.64 percent in net interest income over a 12 month period). This increase is the result of larger short term funding balances coupled with a short term rate increase in comparison to the prior year. Overall, the strategy for the Bank remains focused on reducing our exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 3.46 to 3.07. Additionally, the bank has increased its use of swaps to extend liabilities.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied on as being indicative of expected operating results. These hypothetical estimates are based on numerous assumptions including, but not limited to, the nature and timing of interest rate levels and yield curve shapes, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment and replacement of asset and liability cash flows. While assumptions are developed based on perceived current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences may change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals, prepayment penalties and product preference changes and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to, or anticipating, changes in interest rates and market conditions.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101	The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016, filed on November 7, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015, (iv) Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015, and (vi) the Condensed Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

November 7, 2016	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

November 7, 2016	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer

