Form 10-K
period 2016-12-31
BRIDGE BANCORP INC
filed 2017-03-10
CIK 846617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission File No. 001-34096

BRIDGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value of $0.01 Per Share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12 (g) of the Act:

(Title of Class)

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2016, was $469,323,830.

The number of shares of the Registrant’s common stock outstanding on February 28, 2017 was 19,692,088.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2017 Annual Meeting to be filed pursuant to Regulation 14A on or before April 28, 2017 (Part III).

PART I

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”) is a registered bank holding company for The Bridgehampton National Bank (the “Bank”). The Bank was established in 1910 as a national banking association and is headquartered in Bridgehampton, New York. The Registrant was incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization under which the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), as an operating subsidiary. The assets transferred to BCI are viewed by the bank regulators as part of the Bank’s assets in consolidation. The operations of the Bank also include Bridge Abstract LLC (“Bridge Abstract”), a wholly owned subsidiary of the Bank, which is a broker of title insurance services and Bridge Financial Services LLC (“Bridge Financial Services”), an investment services subsidiary that was formed in March 2014. In October 2009, the Company formed Bridge Statutory Capital Trust II (the “Trust”) as a subsidiary, which sold $16.0 million of 8.5% cumulative convertible Trust Preferred Securities (the “Trust Preferred Securities”) in a private placement to accredited investors. The Trust Preferred Securities were redeemed effective January 18, 2017.

Federally chartered in 1910, the Bank was founded by local farmers and merchants and now operates forty branches in its primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs, including thirty-eight in Suffolk and Nassau Counties, one in Bayside, Queens and one in Manhattan. For over a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities in its market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction loans; (7) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S. government sponsored entity (“U.S. GSE”) securities. The Bank also offers the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services, which offers a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

The Bank employs 477 people on a full-time and part-time basis. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive. In addition, the Company maintains equity incentive plans under which it may issue shares of common stock of the Company.

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

The Bank’s principal market areas are Suffolk and Nassau Counties on Long Island and the New York City boroughs with its legacy markets being primarily in Suffolk County and its newer expansion markets being primarily in Nassau County and Bayside, Queens and Manhattan. Long Island has a population of approximately 3 million and both counties are relatively affluent and well-educated enjoying above average median household incomes. In total, Long Island has a sizable industry base with a majority of Suffolk County tending towards high tech manufacturing and Nassau County favoring wholesale and retail trade. Suffolk County, particularly Eastern Long Island, is semi-rural and also the point of origin for the Bank. Surrounded by water and including the Hamptons and North Fork, the region is a recreational destination for the New York metropolitan area, and a highly regarded resort locale world-

Page -1-

wide. While the local economy flourishes in the summer months as a result of the influx of tourists and second homeowners, the year-round population has grown considerably in recent years, resulting in a reduction of the seasonal fluctuations in the economy which has boosted the Bank’s legacy market opportunities. The Bank’s opportunities in Nassau County are vast as there is a deposit base totaling approximately $21 billion across zip codes in which the Bank operates. As the Bank currently has $454 million or 2% of this Nassau County deposit base, there is much room for growth in these expansion markets. Industries represented across the principal market area include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation; high-tech manufacturing; and agricultural and related businesses. Given its proximity, Long Island’s economy is closely linked with New York City’s and major employers in the area include municipalities, school districts, hospitals, and financial institutions.

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

DeNovo Branch Expansion

Since 2010, the Bank has opened ten new branches and has plans to open between two and four locations over the next year. The Bank opened two branches in 2012: one in Ronkonkoma, New York with proximity to MacArthur Airport complementing the Patchogue branch and extending the Bank’s reach into the Bohemia market and one branch and administrative offices in Hauppauge, New York. In 2013, the Bank opened two branches: one in Rocky Point, New York and one on Shelter Island, New York. In 2014, the Bank opened three branches: one in Bay Shore, New York, one in Port Jefferson, New York and one in Smithtown, New York. These branch openings demonstrate the Bank’s commitment to traditional growth through branch expansion and move the Bank geographically westward.

Mergers and Acquisitions

Hamptons State Bank

In May 2011, the Bank acquired Hamptons State Bank (“HSB”) which increased the Bank’s presence in an existing market with a branch located in the Village of Southampton.

FNBNY

On February 14, 2014, the Company acquired FNBNY Bancorp and its wholly owned subsidiary, the First National Bank of New York (collectively “FNBNY”) at a purchase price of $6.1 million and issued an aggregate of 240,598 Company shares in exchange for all the issued and outstanding stock of FNBNY. The purchase price was subject to certain post-closing adjustments equal to 60 percent of the net recoveries on $6.3 million of certain identified problem loans over a two-year period after the acquisition. As of February 14, 2016, a net recovery of $0.4 million was realized and $0.3 million has been distributed to the former FNBNY shareholders. At acquisition, FNBNY had total acquired assets on a fair value basis of $211.9 million, with loans of $89.7 million, investment securities of $103.2 million and deposits of $169.9 million. With three full-service branches, including the Company’s first two branches in Nassau County located in Merrick and Massapequa, and one in western Suffolk County located in Melville, the transaction expanded the Company’s geographic footprint into Nassau County, complemented the existing branch network and enhanced asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of the Long Island and metropolitan marketplace.

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

Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships. The Bank routinely adds to its menu of products and services, continually meeting the needs of consumers and businesses. Management believes positive outcomes in the future will result from the expansion of the Company’s geographic footprint, investments in infrastructure and technology and continued focus on placing customers first.

Page -2-

REGULATION AND SUPERVISION

The Bridgehampton National Bank

The Bank is a national bank organized under the laws of the United States of America. The lending, investment, and other business operations of the Bank are governed by federal law and regulations and the Bank is prohibited from engaging in any operations not specifically authorized by such laws and regulations. The Bank is subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and to a lesser extent by the FDIC, as its deposit insurer as well as by the Board of Governors of the Federal Reserve System (“FRB”). The Bank’s deposit accounts are insured up to applicable limits by the FDIC under its Deposit Insurance Fund (“DIF”). A summary of the primary laws and regulations that govern the operations of the Bank are set forth below.

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes in the regulation of insured depository institutions. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. The regulatory process is ongoing and the impact on operations cannot yet be fully assessed. However, the Dodd-Frank Act has resulted in increased regulatory burden, compliance costs and interest expense for the Company and the Bank.

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

Lending Standards

The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, adopted and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

Federal Deposit Insurance

The Bank is a member of the DIF, which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC. Effective July 22, 2010, the Dodd-Frank Act permanently raised the deposit insurance available on all deposit accounts to $250,000 with a retroactive effective date of January 1, 2008.

The FDIC assesses insured depository institutions to maintain the DIF. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. That system, effective July 1, 2016, replaced the previous system under which institutions were placed into risk categories.

The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 basis points to 45 basis points of total assets less tangible equity. In conjunction with the DIF’s reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. The Dodd-Frank Act requires insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions are subject to a surcharge to achieve that goal. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition

Page -3-

imposed by the FDIC. The Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 0.56 basis points of average consolidated total assets less average tangible equity.

Capitalization

Federal regulations require FDIC insured depository institutions, including national banks, to meet several minimum capital standards: a common equity tier 1 capital to risk-based assets ratio of 4.5%, a tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a tier 1 capital to total assets leverage ratio of 4.0%. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. Common equity tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity tier 1 and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes tier 1 capital (common equity tier 1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

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

Safety and Soundness Standards

Each federal banking agency, including the OCC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

On April 26, 2016, the federal regulatory agencies approved a second proposed joint rulemaking to implement Section 956 of the Dodd-Frank Act, which prohibits incentive-based compensation that encourages inappropriate risk taking.

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

Page -4-

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

The final rule that increased regulatory capital standards adjusted the prompt corrective action tiers as of January 1, 2015. The various categories have been revised to incorporate the new common equity tier 1 capital requirement, the increase in the tier 1 to risk-based assets requirement and other changes. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity tier 1 risk-based capital ratio of 6.5% (new standard); (2) a tier 1 risk-based capital ratio of 8.0% (increased from 6.0%); (3) a total risk-based capital ratio of 10.0% (unchanged); and (4) a tier 1 leverage ratio of 5.0% (unchanged).

Dividends

Under federal law and applicable regulations, a national bank may generally declare a dividend, without approval from the OCC, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend. Dividends exceeding those amounts require application to and approval by the OCC.

Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act govern transactions between a national bank and its affiliates, which includes the Company. The FRB has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior FRB interpretations under Sections 23A and 23B.

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

Page -5-

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

USA PATRIOT Act

The USA PATRIOT Act of 2001 gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if the Bank engages in a merger or other acquisition, the Bank’s controls designed to combat money laundering would be considered as part of the application process. The Bank has established policies, procedures and systems designed to comply with these regulations.

Bridge Bancorp, Inc.

The Company, as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the FRB under the BHCA applicable to bank holding companies. The Company is required to file reports with, and otherwise comply with the rules and regulations of the FRB.

The FRB previously adopted consolidated capital adequacy guidelines for bank holding structured similarly, but not identically, to those of the OCC for the Bank. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer is being phased-in between 2016 and 2019. The new capital rule eliminates from tier 1 capital the inclusion of certain instruments, such as trust preferred securities, that were previously includable by bank holding companies. However, the final rule grandfathers trust preferred issuances prior to May 19, 2010 in accordance with the Dodd-Frank Act. The Company issued trust preferred securities that qualified for grandfathering. These securities were redeemed as of January 18, 2017. The Company met all capital adequacy requirements under the new capital rules on December 31, 2016.

The policy of the FRB is that a bank holding company must serve as a source of strength to its subsidiary banks by providing capital and other support in times of distress. The Dodd-Frank Act codified the source of strength policy.

Under the prompt corrective action provisions of federal law, a bank holding company parent of an undercapitalized subsidiary bank is required to guarantee, within specified limits, the capital restoration plan that is required of an undercapitalized bank. If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying dividends or making any other capital distribution.

As a bank holding company, the Company is required to obtain the prior approval of the FRB to acquire more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all, or substantially all, the assets of any additional bank or bank holding company. In addition, the bank holding companies may generally only engage in activities that are closely related to banking as determined by the FRB. Bank holding companies that meet certain criteria may opt to become a financial holding company and thereby engage in a broader array of financial activities.

Page -6-

FRB policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past two years is sufficient to fund the dividends and the prospective rate of earnings retention is consistent with the company’s capital needs, asset quality and overall financial condition.

A bank holding company is required to receive prior FRB approval of the redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. Such approval is not required for a bank holding company that meets certain qualitative criteria.

These regulatory authorities have extensive enforcement authority over the institutions that they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound banking practices. Enforcement actions may include: the appointment of a conservator or receiver; the issuance of a cease and desist order; the termination of deposit insurance; the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the removal of or restrictions on directors, officers, employees and institution-affiliated parties; and the enforcement of any such mechanisms through restraining orders or other court actions. Any change in laws and regulations, whether by the OCC, the FDIC, the FRB or through legislation, could have a material adverse impact on the Bank and the Company and their operations and stockholders.

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

The Company had nominal results of operations for 2016, 2015, and 2014 on a parent-only basis. The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 16 of the Notes to the Consolidated Financial Statements). Since 2013, the Company has actively managed its capital position in response to its growth and has raised $259.2 million in capital.

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

Item 1A. Risk Factors

The concentration of the Bank’s loan portfolio in loans secured by commercial, multi-family and residential real estate properties located on Long Island and the New York City boroughs could materially adversely affect its financial condition and results of operations if general economic conditions or real estate values in this area decline.

Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in Nassau and Suffolk Counties on Long Island, and in the New York City boroughs. The local economic conditions on Long Island and in New York City have a significant impact on the

Page -7-

volume of loan originations and the quality of loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Bank’s control would impact these local economic conditions and could negatively affect the Bank’s financial condition and results of operations. Additionally, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Bank’s earnings.

If bank regulators impose limitations on the Bank’s commercial real estate lending activities, earnings could be adversely affected.

In 2006, the FDIC, the OCC and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Bank’s level of non-owner occupied commercial real estate equaled 312% of total risk-based capital at December 31, 2016. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 425% at December 31, 2016.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the OCC were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Bank’s earnings would be adversely affected.

Changes in interest rates could affect the Bank’s profitability.

The Bank’s ability to earn a profit, like most financial institutions, depends primarily on net interest income, which is the difference between the interest income that the Bank earns on its interest-earning assets, such as loans and investments, and the interest expense that the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank’s profitability depends on its ability to manage its assets and liabilities during periods of changing market interest rates.

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

Changes in interest rates also affect the fair value of the securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  As of December 31, 2016, the securities portfolio totaled $1.08 billion.

In addition, the Dodd-Frank Act eliminated the federal prohibition on paying interest on demand deposits effective July 21, 2011, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this change to existing law could increase the Bank’s interest expense.

Strong competition within the Bank’s market area may limit its growth and profitability.

The Bank’s primary market area is located in Nassau and Suffolk Counties on Long Island and the New York City boroughs. Competition in the banking and financial services industry remains intense. The profitability of the Bank depends on the continued ability to successfully compete. The Bank competes with commercial banks, savings banks, credit unions, insurance companies, and brokerage and investment banking firms. Many of the Bank’s competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. In addition, competitors may offer deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than the Bank has been willing to offer.

Page -8-

Acquisitions involve integrations and other risks.

Acquisitions involve a number of risks and challenges including: the Bank’s ability to integrate the branches and operations acquired, and the associated internal controls and regulatory functions, into the Bank’s current operations; the Bank’s ability to limit the outflow of deposits held by the Bank’s new customers in the acquired branches and to successfully retain and manage the loans acquired; and the Bank’s ability to attract new deposits and to generate new interest-earning assets in geographic areas not previously served. Additionally, no assurance can be given that the operation of acquired branches would not adversely affect the Bank’s existing profitability; that the Bank would be able to achieve results in the future similar to those achieved by the Bank’s existing banking business; that the Bank would be able to compete effectively in the market areas served by acquired branches; or that the Bank would be able to manage any growth resulting from the transaction effectively. The Bank faces the additional risk that the anticipated benefits of the acquisition may not be realized fully or at all, or within the time period expected. Finally, acquisitions typically involve the payment of a premium over book and trading values and therefore, may result in dilution of the Company’s book and tangible book value per share.

The Company’s future success depends on the success and growth of The Bridgehampton National Bank.

The Company’s primary business activity for the foreseeable future will be to act as the holding company of the Bank. Therefore, the Company’s future profitability will depend on the success and growth of this subsidiary.  The continued and successful implementation of the Company’s growth strategy will require, among other things that the Bank increases its market share by attracting new customers that currently bank at other financial institutions in the Bank’s market area.  In addition, the Company’s ability to successfully grow will depend on several factors, including favorable market conditions, the competitive responses from other financial institutions in the Bank’s market area, and the Bank’s ability to maintain high asset quality.  While the Company believes it has the management resources, market opportunities and internal systems in place to obtain and successfully manage future growth, growth opportunities may not be available and the Company may not be successful in continuing its growth strategy.  In addition, continued growth requires that the Company incurs additional expenses, including salaries, data processing and occupancy expense related to new branches and related support staff.  Many of these increased expenses are considered fixed expenses.  Unless the Company can successfully continue its growth, its results of operations could be negatively affected by these increased costs.

The loss of key personnel could impair the Company’s future success.

The Company’s future success depends in part on the continued service of its executive officers, other key management, and staff, as well as its ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of services of one or more of the Company’s key personnel or its inability to timely recruit replacements for such personnel, or to otherwise attract, motivate, or retain qualified personnel could have an adverse effect on the Company’s business, operating results and financial condition.

The Company operates in a highly regulated environment.

The Bank and Company are subject to extensive regulation, supervision and examination by the OCC, the FDIC, the FRB and the SEC. Such regulation and supervision governs the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the consumer rather than for the protection of shareholders. In order to comply with regulations, guidelines and examination procedures in this area as well as other areas of the Bank’s operations, the Company has been required to adopt new policies and procedures and to install new systems. The Company cannot be certain that the policies, procedures, and systems in place are effective and there is no assurance that in every instance the Company is in full compliance with these requirements. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on the Company’s operations.

The Company may be adversely affected by current economic and market conditions.

Although economic and real estate conditions improved in 2016, the Company continues to operate in a challenging environment both nationally and locally. This poses significant risks to both the Company’s business and the banking industry as a whole. Although the Company has taken, and continues to take, steps to reduce its exposure to the risks that stem from adverse changes in such conditions, it nonetheless could be impacted by them to the degree that they affect the loans the Bank originates and the securities it invests in. Specific risks include reduced loan demand from quality borrowers; increased competition for loans; increased loan loss provisions resulting from deterioration in loan quality caused by, among other things, depressed real estate values and high levels of unemployment; reduced net interest income and net interest margin caused by a sustained period of low interest rates; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; and volatile equity markets.

Page -9-

Increases to the allowance for credit losses may cause the Bank’s earnings to decrease.

Customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, the Bank may experience significant loan losses, which could have a material adverse effect on its operating results. The Bank makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, the Bank relies on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If its assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance. Material additions to the allowance through charges to earnings would materially decrease the Bank’s net income.

Bank regulators periodically review the allowance for credit losses and may require the Bank to increase its provision for credit losses or loan charge-offs. Any increase in the allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on the Bank’s results of operations and/or financial condition.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for the first fiscal year beginning after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, will require that the Bank determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require the Bank to increase its allowance for loan losses, and will greatly increase the types of data the Bank would need to collect and review to determine the appropriate level of the allowance for loan losses.

The subordinated debentures the Company issued have rights that are senior to those of the Company’s common shareholders.

In 2015, the Company issued $40.0 million of 5.25% fixed-to-floating rate subordinated debentures due 2025 and $40.0 million of 5.75% fixed-to-floating rate subordinated debentures due 2030. Because these subordinated debentures rank senior to the Company’s common stock, if the Company fails to timely make principal and interest payments on the subordinated debentures, the Company may not pay any dividends on its common stock. Further, if the Company declares bankruptcy, dissolves or liquidates, it must satisfy all of its subordinated debenture obligations before it may pay any distributions on its common stock.

The Dodd-Frank Act tightened capital standards, created a new Consumer Financial Protection Bureau (“CFPB”) and resulted in new laws and regulations that are expected to increase the Company’s cost of operations.

The Dodd-Frank Act is significantly changing the bank regulatory structure and is impacting the largest financial institutions as well as regional banks and community banks. The federal regulatory agencies, specifically the SEC and the new CFPB, are given significant discretion in drafting the implementing regulations.

The major bank-related provisions under the Dodd-Frank Act pertained to: capital requirements; mortgage reform and minimum lending standards; CFPB; sale of mortgage loans (including risk retention requirements); FDIC insurance-related provisions; preemption standards for national banks; abolishment of the Office of Thrift Supervision; interchange fee for debit card transactions; regulation of derivatives/swaps; Financial Services Oversight Council; resolution authority; and corporate governance matters (e.g.; “say on pay”, new executive compensation disclosure and clawbacks, etc.). Given the range of topics in the Dodd-Frank Act and the voluminous regulations required to be implemented by the Dodd-Frank Act, the full impact will not be known for some time.

Certain provisions of the Dodd-Frank Act impacted banks upon enactment of the legislation. Examples of this were the permanent increase of FDIC deposit insurance limits, the FDIC assessment base calculation change and the removal of the cap for the DIF, all of which in turn affected banks' FDIC deposit insurance premiums. Certain provisions of the Dodd-Frank Act had a near-term effect on the Company. For example, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.

The Dodd-Frank Act created a new CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are examined by their applicable bank regulators.  The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to fully assess at this time what specific impact the Dodd-Frank Act and the implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase the Company’s operating and compliance costs and could increase interest expense.

Page -10-

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain.

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets, set the leverage ratio at a uniform 4.0% of total assets, increased the minimum tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets and assigned a higher risk weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective January 1, 2015. The “capital conservation buffer’ is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if the Company was unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in the Company having to lengthen the terms of funding, restructure business models, and/or increase holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying the Company’s business strategy and could limit its ability to make distributions, including paying dividends or buying back shares.

Risks associated with system failures, interruptions, or breaches of security could negatively affect the Company’s operations and earnings.

Information technology systems are critical to the Company’s business. The Company collects, processes and stores sensitive customer data by utilizing computer systems and telecommunications networks operated by it and third party service providers. The Company has established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of the Company’s systems could deter customers from using the Bank’s products and services. Although the Company relies on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect the systems from compromises or breaches of security.

In addition, the Company maintains interfaces with certain third-party service providers. If these third-party service providers encounter difficulties, or if the Company has difficulty communicating with them, the Company’s ability to adequately process and account for transactions could be affected, and business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage the Company’s reputation and result in a loss of customers and business thereby subjecting it to additional regulatory scrutiny, or could expose it to litigation and possible financial liability. Any of these events could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is exposed to cyber-security risks, including denial of service, hacking, and identity theft.

There have been well-publicized distributed denials of service attacks on large financial services companies. Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and the Company may not be able to anticipate or prevent all such attacks. The Company may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

Severe weather, acts of terrorism and other external events could impact the Company’s ability to conduct business.

In the past, weather-related events have adversely impacted the Company’s market area, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area remains a central target for potential acts of terrorism. Such events could cause significant damage, impact the stability of the Company’s facilities and result in additional expenses, impair the ability of borrowers to repay their loans, reduce the value of collateral securing repayment of loans, and result in the loss of revenue. While the

Page -11-

Company has established and regularly tests disaster recovery procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, operations and financial condition.

Changes in tax laws could have a negative impact on the Company.

The Company is subject to income tax under Federal, New York State, New York City and New Jersey State laws and regulations. Changes in such laws and regulations could increase the Company’s tax burden and such increase could have a material negative impact on the consolidated financial statements.

The Company may incur impairment to its goodwill.

Goodwill arises when a business is purchased for an amount greater than the fair value of the net assets acquired. The Company recognized goodwill as an asset on its balance sheet in connection with the CNB, FNBNY and HSB acquisitions. The Company evaluates goodwill for impairment at least annually. Although the Company determined that goodwill was not impaired during 2016, a significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If the Company was to conclude that a future write-down of the goodwill was necessary, then it would record the appropriate charge to earnings, which could be materially adverse to the Company’s consolidated financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, the Registrant does not own or lease any property. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932. The Bank’s internet address is www.bridgenb.com.

As of December 31, 2016, the Bank has seven owned properties: its headquarters and branch office in Bridgehampton; five branches located in Montauk, Southold, Westhampton Beach, Southampton Village, and East Hampton Village; and a drive up facility located in Sag Harbor which is scheduled to open in the first quarter of 2017. In 2011, the Bank purchased real estate in the Town of Southold, which will also be considered as a site for a future branch facility. The Bank currently leases out a portion of the Montauk and Westhampton Beach buildings. The Bank leases thirty five additional properties as branch locations: twenty four in Suffolk County, including one property in East Moriches scheduled to open in the first quarter of 2017; nine in Nassau County; one in Queens; and one in Manhattan. The Bank currently subleases a portion of the leased property located in Patchogue and Melville, New York. Additionally, the Bank leases two properties as loan production offices: one in Riverhead, New York and one in New York City.

Item 3. Legal Proceedings

The Registrant and its subsidiary are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

Page -12-

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2016, the Company had approximately 1,030 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “BDGE”. The following table details the quarterly high and low sale prices of the Company’s common stock and the dividends declared for such periods.

COMMON STOCK INFORMATION

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2016
First	$30.71	$26.23	$0.23
Second	$31.47	$27.09	$0.23
Third	$30.62	$27.50	$0.23
Fourth	$38.95	$26.90	$0.23

	Stock Prices
	High	Low	Dividends Declared
By Quarter 2015
First	$26.93	$24.50	$0.23
Second	$27.93	$24.21	$0.23
Third	$28.35	$25.57	$0.23
Fourth	$32.40	$25.74	$0.23

Stockholders received cash dividends totaling $16.1 million in 2016 and $13.4 million in 2015. The ratio of dividends paid to net income was 45.48% in 2016 compared to 63.55% in 2015.

There are various legal limitations with respect to the Company’s ability to pay dividends to shareholders and the Bank’s ability to pay dividends to the Company.  Under the New York Business Corporation Law, the Company may pay dividends on its outstanding shares unless the Company is insolvent or would be made insolvent by the dividend.  Under federal banking law, the prior approval of the FRB and the OCC may be required in certain circumstances prior to the payment of dividends by the Company or the Bank.  A national bank may generally declare a dividend, without approval from the OCC, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend.  At January 1, 2017, the Bank had $37.6 million of retained net income available for dividends to the Company. The OCC also has the authority to prohibit a national bank from paying dividends if such payment is deemed to be an unsafe or unsound practice.  In addition, as a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC. The Bank currently is not (and never has been) in default under any of its obligations to the FDIC.

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB has the authority to prohibit the Company from paying dividends if such payment is deemed to be an unsafe or unsound practice.

Page -13-

PERFORMANCE GRAPH

Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size of $1 billion to $5 billion, as reported by SNL Financial LC (“SNL”) from December 31, 2011 through December 31, 2016. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Bridge Bancorp, Inc.	$100.00	$107.83	$142.07	$151.75	$178.66	$229.73
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors approved a stock repurchase program on March 27, 2006 which authorized the repurchase of 309,000 shares. No shares were purchased during the year ended December 31, 2016. The total number of shares purchased as part of the publicly announced plan totaled 141,959 as of December 31, 2016. The maximum number of remaining shares that may be purchased under the plan totals 167,041 as of December 31, 2016. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended December 31, 2016.

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

	December 31,
Selected Financial Data:	2016	2015	2014	2013	2012
Securities available for sale	$819,722	$800,203	$587,184	$575,179	$529,070
Securities, restricted	34,743	24,788	10,037	7,034	2,978
Securities held to maturity	223,237	208,351	214,927	201,328	210,735
Loans held for investment	2,600,440	2,410,774	1,338,327	1,013,263	798,446
Total assets	4,054,570	3,781,959	2,288,524	1,896,612	1,624,574
Total deposits	2,926,009	2,843,625	1,833,779	1,539,079	1,409,322
Total stockholders’ equity	407,987	341,128	175,118	159,460	118,672

	Year Ended December 31,
Selected Operating Data:	2016	2015	2014	2013	2012
Total interest income	$137,716	$106,240	$74,910	$58,430	$54,514
Total interest expense	16,845	10,129	7,460	7,272	7,555
Net interest income	120,871	96,111	67,450	51,158	46,959
Provision for loan losses	5,550	4,000	2,200	2,350	5,000
Net interest income after provision for loan losses	115,321	92,111	65,250	48,808	41,959
Total non-interest income	16,046	12,668	8,166	8,891	10,673
Total non-interest expense	77,081	72,890	52,414	37,937	33,780
Income before income taxes	54,286	31,889	21,002	19,762	18,852
Income tax expense	18,795	10,778	7,239	6,669	6,080
Net income (1)(2)(3)(4)	$35,491	$21,111	$13,763	$13,093	$12,772

Selected Financial Ratios and Other Data:
Return on average equity(1)(2)(3)(4)	9.82%	7.91%	7.76%	9.89%	11.78%
Return on average assets(1)(2)(3)(4)	0.92%	0.71%	0.64%	0.77%	0.88%
Average equity to average assets	9.38%	9.01%	8.27%	7.80%	7.49%
Dividend payout ratio (5)(6)	45.48%	63.55%	77.43%	51.58%	77.50%
Basic earnings per share(1)(2)(3)(4)	$2.01	$1.43	$1.18	$1.36	$1.48
Diluted earnings per share(1)(2)(3)(4)	$2.00	$1.43	$1.18	$1.36	$1.48
Cash dividends declared per common share (5)(6)	$0.92	$0.92	$0.92	$0.69	$1.15

(1)	2016 amount includes reversal of $0.6 million of acquisition costs, net of taxes, associated with the CNB and FNBNY acquisitions.
(2)	2015 amount includes $6.3 million of acquisition costs, net of taxes, associated with the CNB acquisition.
(3)	2014 amount includes $3.8 million of acquisition costs, net of taxes, associated with the FNBNY and CNB acquisitions and branch restructuring costs.
(4)	2013 amount includes $0.4 million of acquisition costs, net of taxes, associated with the FNBNY acquisition.
(5)	The dividend payout ratio and cash dividends declared per common share for 2012 includes five declared quarterly dividends.
(6)	The dividend payout ratio and cash dividends declared per common share for 2013 includes three declared quarterly dividends.

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

OVERVIEW

Who The Company Is and How It Generates Income

Bridge Bancorp, Inc., a New York corporation, is a bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. The Company is dependent on dividends from its wholly owned subsidiary, The Bridgehampton National Bank, its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of its non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity.

Year and Quarterly Highlights

•	Net income of $9.2 million and $0.50 per diluted share for the fourth quarter 2016 compared to $8.0 million and $0.46 per diluted share for the fourth quarter 2015. Net income for 2016 was $35.5 million and $2.00 per diluted share, compared to $21.1 million and $1.43 per diluted share in 2015.

•	Returns on average assets and equity for 2016 were 0.92% and 9.82%, respectively.

•	Net interest income increased to $120.9 million for 2016 compared to $96.1 million in 2015.

•	Net interest margin was 3.48% for 2016 and 3.57% for 2015.

•	Total assets of $4.1 billion at December 31, 2016, an increase of $272.6 million or 7.2% over December 31, 2015.

•	Total loans held for investment of $2.6 billion at December 31, 2016, an increase of $189.7 million or 7.9% from December 31, 2015.

Page -16-

•	Total securities of $1.1 billion at December 31, 2016, an increase of $44.4 million or 4.3% over December 31, 2015.

•	Total deposits of $2.9 billion at December 31, 2016, an increase of $82.4 million or 2.9% over December 31, 2015.

•	Allowance for loan losses was 1.00% of loans as of December 31, 2016, compared to 0.86% at December 31, 2015.

•	A cash dividend of $0.23 per share was declared in January 2017 and paid in February 2017.

Significant Recent Events

Public Offering of Common Stock

On November 28, 2016, the Company completed a public offering of common stock wherein the Company sold 1,613,000 shares of common stock at a price of $31.00 per share, for gross proceeds of approximately $50.0 million. No shares were sold pursuant to the option granted to the underwriters. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $47.5 million. The purpose of the offering was in part to provide additional capital to Bridge Bancorp to support organic growth, the pursuit of strategic acquisition opportunities and other general corporate purposes, including contributing capital to the Bank.

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

Current Regulatory Environment

The Bank continues to operate in a highly regulated environment with many new regulations issued and remaining to be issued under the Dodd-Frank Act enacted on July 21, 2010.  In 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule established a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets, increased the minimum tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets and assigned a higher risk weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for the Bank on January 1, 2015.  The capital conservation buffer requirement is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rules, while more favorable to community banks, require that all banks maintain higher levels of capital. The Bank’s current capital levels meet these requirements.

Page -17-

Challenges and Opportunities

In December 2016, the Federal Reserve increased the federal funds target rate 25 basis points to a target range of 50 to 75 basis points. The Federal Open Market Committee’s (“FOMC”) stance of monetary policy remains accommodative, thereby supporting some further strengthening in labor market conditions and a return to two percent inflation. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and two percent inflation. The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction, and it anticipates doing so until normalization of the level of the federal funds rate is well under way. This policy, by keeping the FOMC’s holdings of longer-term securities at sizeable levels, should help maintain accommodative financial conditions.

Interest rates have been at or near historic lows for an extended period of time. Growth and service strategies have the potential to offset the compression on the net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2010, the Bank has opened ten new branches, the most recent of which was in December 2014 in Smithtown, New York. The more recent branch openings have moved the Bank geographically westward and demonstrate its commitment to traditional growth through branch expansion. The Bank has also grown through acquisitions including the June 2015 acquisition of CNB, the February 2014 acquisition of FNBNY, and the May 2011 acquisition of Hampton State Bank. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships. Pending acquisitions of local competitors may also provide additional growth opportunities.

Although the turmoil in the financial markets has subsided somewhat since the Presidential election in the middle of the fourth quarter, market uncertainty still exists. The Bank continues to face challenges associated with ever increasing regulations and the current historically low interest rate environment. Over time, additional rate increases should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of available for sale securities declines when rates increase, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the tenor of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long term benefits.

The key to delivering on the Company’s mission is combining its expanding branch network, improving technology, and experienced professionals with the critical element of local decision making. The successful expansion of the franchise’s geographic reach continues to deliver the desired results: increasing deposits and loans, and generating higher levels of revenue and income.

Corporate objectives for 2017 include: expanding the branch network through de novo branch openings; leveraging the Bank’s expanding branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income. Management believes there remain opportunities to grow its franchise and that continued investments to generate core funding, quality loans and new sources of revenue remain keys to continue creating long term shareholder value. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions. This is a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities to grow and strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as management evaluates loans and investments and considers growth initiatives. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

CRITICAL ACCOUNTING POLICIES

Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2016 contains a summary of significant accounting policies. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policy with respect to the methodologies used to determine the allowance for loan losses is its most critical accounting policy. This policy is important to the presentation of the financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition.

The following is a description of this critical accounting policy and an explanation of the methods and assumptions underlying its application.

Page -18-

ALLOWANCE FOR LOAN LOSSES

Management considers the accounting policy on the allowance for loan losses to be the most critical and requires complex management judgment. The judgments made regarding the allowance for loan losses can have a material effect on the results of operations of the Company. If the allowance for loan losses is not sufficient to cover actual losses, the Company’s earnings could decrease.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses in the Bank’s loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances. The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) No. 310, “Receivables”. Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to the Company’s policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual loan analyses are periodically performed on specific loans considered impaired. For collateral dependent impaired loans, appraisals are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, the Credit Administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics.  On a quarterly basis, the Company compares the actual selling price of collateral that has been sold, based on these independent sources, as well as recent appraisals associated with current loan origination activity, to the most recent appraised value to determine if additional adjustments should be made to the appraisal value to arrive at fair value.  Adjustments to fair value are made only when the analysis indicates a probable decline in collateral values. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, owner and non-owner occupied; multi-family mortgage loans; residential real estate mortgages, home equity loans; commercial, industrial and agricultural loans, secured and unsecured; real estate construction and land loans; and consumer loans. Management considers a variety of factors in determining the adequacy of the valuation allowance and has developed a range of valuation allowances necessary to adequately provide for probable incurred losses in each pool of loans. Management considers the Bank’s charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, management evaluates and considers the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, management evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

The Credit Risk Management Committee (“CRMC”) is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2016 and 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Page -19-

For additional information regarding the allowance for loan losses, see Note 3 of the Notes to the Consolidated Financial Statements.

NET INCOME

Net income for the year ended December 31, 2016 totaled $35.5 million or $2.00 per diluted share compared to $21.1 million or $1.43 per diluted share for the year ended December 31, 2015 and $13.8 million or $1.18 per diluted share for the year ended December 31, 2014. Net income increased $14.4 million or 68.1% in 2016 compared to 2015 and net income for 2015 increased $7.3 million or 53.4% as compared to 2014. Changes in net income for the year ended December 31, 2016 compared to December 31, 2015 include: (i) a $24.8 million or 25.8% increase in net interest income; (ii) a $1.6 million increase in the provision for loan losses; (iii) a $3.4 million or 26.7% increase in total non-interest income; and (iv) a $4.2 million or 5.7% increase in total non-interest expense. 2015 includes $9.8 million of costs associated with the acquisition of CNB which closed on June 19, 2015 and 2016 includes a full year of CNB operations versus a half year in 2015. The effective income tax rate was 34.6% for 2016 compared to 33.8% for 2015. Changes in net income for the year ended December 31, 2015 compared to December 31, 2014 include: (i) a $28.7 million or 42.5% increase in net interest income; (ii) a $1.8 million increase in the provision for loan losses; (iii) a $4.5 million or 55.1% increase in total non-interest income; and (iv) a $20.5 million or 39.1% increase in total non-interest expense. The effective income tax rate was 33.8% for 2015 compared to 34.5% for 2014.

ANALYSIS OF NET INTEREST INCOME

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the years indicated and reflect the average yield on assets and average cost of liabilities for the years on a tax equivalent basis. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include nonaccrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities.”

Page -20-

	Year Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest earning assets:
Loans, net (1)(2)	$2,494,750	$117,114	4.69%	$1,876,934	$89,204	4.75%	$1,176,715	$57,637	4.90%
Mortgage-backed, CMOs and other asset-back securities	681,899	13,484	1.98	562,553	11,173	1.99	512,929	10,644	2.08
Tax exempt securities (2)	83,677	2,689	3.21	73,796	2,590	3.51	86,795	2,925	3.37
Taxable securities	219,049	5,612	2.56	197,363	4,574	2.32	222,018	4,702	2.12
Federal funds sold	—	—	—	8	—	—	—	—	—
Deposits with banks	29,054	147	0.51	18,614	47	0.25	12,423	32	0.26
Total interest earning assets(2)	3,508,429	139,046	3.96	2,729,268	107,588	3.94	2,010,880	75,940	3.78
Non interest earning assets:
Cash and due from banks	62,676			55,570			40,728
Other assets	278,455			179,205			93,273
Total assets	$3,849,560			$2,964,043			$2,144,881

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,585,158	$5,250	0.33%	$1,289,678	$4,002	0.31%	$996,315	$3,223	0.32%
Certificates of deposit of $100,000 or more	126,904	932	0.73	134,211	929	0.69	94,599	767	0.81
Other time deposits	96,842	684	0.71	96,617	673	0.70	59,321	426	0.72
Federal funds purchased and repurchase agreements	162,118	1,075	0.66	115,648	474	0.41	81,768	588	0.72
Federal Home Loan Bank advances	275,591	3,001	1.09	127,358	1,425	1.12	125,949	1,091	0.87
Subordinated debentures	78,427	4,539	5.79	21,911	1,261	5.76	—	—	—
Junior subordinated debentures	15,620	1,364	8.73	15,875	1,365	8.60	15,870	1,365	8.60
Total interest bearing liabilities	2,340,660	16,845	0.72	1,801,298	10,129	0.56	1,373,822	7,460	0.54
Non interest bearing liabilities:
Demand deposits	1,110,824			873,794			578,936
Other liabilities	36,839			21,936			14,714
Total liabilities	3,488,323			2,697,028			1,967,472
Stockholders’ equity	361,237			267,015			177,409
Total liabilities and stockholders’ equity	$3,849,560			$2,964,043			$2,144,881

Net interest income/interest rate spread (2) (3)		122,201	3.24%		97,459	3.38%		68,480	3.24%

Net interest earning assets/net interest margin (2) (4)	$1,167,769		3.48%	$927,970		3.57%	$637,058		3.41%

Ratio of interest earning assets to interest bearing liabilities			149.89%			151.52%			146.37%

Tax equivalent adjustment		(1,330)			(1,348)			(1,030)

Net interest income		$120,871			$96,111			$67,450

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Year Ended December 31,
	2016 Over 2015 Changes Due To			2015 Over 2014 Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans (1) (2)	$29,048	$(1,138)	$27,910	$33,380	$(1,813)	$31,567
Mortgage-backed, CMOs and other asset-backed securities	2,367	(56)	2,311	1,004	(475)	529
Tax exempt securities (2)	331	(232)	99	(453)	118	(335)
Taxable securities	535	503	1038	(549)	421	(128)
Deposits with banks	35	65	100	16	(1)	15
Total interest earning assets	32,316	(858)	31,458	33,398	(1,750)	31,648

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	974	274	1,248	884	(105)	779
Certificates of deposit of $100,000 or more	(51)	54	3	462	(300)	162
Other time deposits	2	9	11	259	(12)	247
Federal funds purchased and repurchase agreements	239	362	601	193	(307)	(114)
Federal Home Loan Bank advances	1,615	(39)	1,576	13	321	334
Subordinated debentures	3,271	7	3,278	1,261	—	1,261
Junior subordinated debentures	(22)	21	(1)	—	—	—
Total interest bearing liabilities	6,028	688	6,716	3,072	(403)	2,669
Net interest income	$26,288	$(1,546)	$24,742	$30,326	$(1,347)	$28,979

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis.

Net interest income was $120.9 million for the year ended December 31, 2016 compared to $96.1 million in 2015 and $67.5 million in 2014. The increase in net interest income was $24.8 million or 25.8% as compared to 2015 and $28.6 million or 42.5% in 2015 as compared to 2014. Average net interest earning assets increased $239.8 million to $1.17 billion for the year ended 2016 compared to $928.0 million for the year ended 2015 and increased $290.9 million to $928.0 million for the year ended 2015 compared to $637.1 million for the year ended 2014. The increases in average net interest earning assets reflect the assets acquired from CNB as well as organic growth in loans and securities. The net interest margin decreased to 3.48% in 2016 compared to 3.57% in 2015 and 3.41% in 2014. The decrease in the net interest margin for 2016 compared to 2015 reflects the higher costs of borrowings associated with the $80 million in subordinated debentures issued in September 2015 and higher overall borrowing costs due to the Fed Funds rate increase in December 2015. The increase in the net interest margin in 2015 compared to 2014 was primarily attributable to the positive impact of increased loan demand, higher deposit balances, higher yields on securities, and the positive impact of accretion of purchase accounting discounts.

Interest income increased $31.5 million or 29.6% to $137.7 million in 2016 from $106.2 million in 2015 as average interest earning assets increased $779.2 million or 28.5% to $3.51 billion in 2016 compared to $2.73 billion in 2015. Interest income increased $31.3 million or 41.8% to $106.2 million in 2015 from $74.9 million in 2014, due to an increase of $718.4 million in average interest earning assets to $2.73 billion for the year ended 2015 from $2.01 billion in 2014. The increase in average interest earning assets for the year ended 2016 compared to 2015 reflects the full year effect of assets acquired from CNB as well as organic growth in loans and

Page -22-

securities. The tax adjusted average yield on interest earning assets was 3.96% for the year ended 2016, 3.94% in 2015 and 3.78% in 2014.

Interest income on loans increased $27.9 million to $116.7 million in 2016 over 2015 and $31.1 million to $88.8 million in 2015 over 2014 primarily due to growth in the loan portfolio. For the year ended December 31, 2016, average loans grew by $617.8 million or 32.9% to $2.49 billion as compared to $1.88 billion in 2015 and increased $700.2 million or 59.5% in 2015 compared to $1.18 billion in 2014. The increases in average loans were the result of the CNB acquisition as well as organic growth. Commercial real estate mortgage loans, multi-family mortgage loans, residential mortgage loans and commercial and industrial loans primarily contributed to this growth. The tax adjusted yield on average loans was 4.69% for 2016, 4.75% for 2015 and 4.90% for 2014. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Interest income on investments securities increased $3.4 million or 19.6% in 2016 to $20.8 million from $17.4 million in 2015 and increased $0.1 million in 2015 from $17.3 million in 2014. Interest income on securities included net amortization of premiums on securities of $6.5 million in 2016 compared to $4.9 million in 2015 and $3.8 million in 2014. For the year ended December 31, 2016, average total investments increased by $150.9 million or 18.1% to $984.6 million as compared to $833.7 million in 2015 and increased $12.0 million in 2015 compared to $821.7 million in 2014. To position the balance sheet for the future and better manage capital, liquidity and interest rate risk, a portion of the available for sale investment securities portfolio was sold during 2016, 2015 and 2014. The tax adjusted average yield on total securities was 2.21% in 2016, 2.20% in 2015, and 2.22% in 2014.

Total interest expense increased to $16.8 million for 2016 as compared to $10.1 million for 2015 and $7.5 million for 2014. The increase in interest expense in 2016 is a result of the increase in average interest bearing liabilities. Average total interest bearing liabilities were $2.34 billion in 2016 compared to $1.80 billion in 2015 and $1.37 billion in 2014. The increases in average interest bearing liabilities were primarily the result of the CNB acquisition. The cost of average interest bearing liabilities was 0.72% in 2016, 0.56% in 2015, and 0.54% in 2014. The increase in the cost of average interest bearing liabilities is primarily due to the higher costs of borrowings associated with the issuance of the subordinated debentures in September 2015 and higher overall borrowing costs due to the Fed Funds rate increase in December 2015. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive. The Bank continues its prudent management of deposit pricing.

For the year ended December 31, 2016, average total deposits increased by $525.4 million or 21.9% to $2.92 billion as compared to average total deposits of $2.39 billion for the year ended December 31, 2015 and increased by $665.1 million or 38.5% in 2015 as compared to average total deposits of 1.73 billion for the year ended December 31, 2014. The Bank grew deposits in 2016 and 2015 as a result of the acquisition of CNB which closed in June 2015, adding eleven additional branches to the existing branch network; building new relationships in existing and new markets; and the opening three new branches in the fourth quarter of 2014. Components of this increase include an increase in the average balances in savings, NOW and money market accounts of $295.5 million or 22.9% to $1.59 billion for the year ended December 31, 2016 compared to $1.29 billion for 2015 and an increase of $293.4 million or 29.4% in 2015 as compared to the 2014 average balance of $996.3 million. Average balances in certificates of deposit decreased $7.1 million to $223.7 million for 2016 as compared to 2015 and increased $76.9 million or 50.0% in 2015 as compared to 2014. Average demand deposits increased $237.0 million or 27.1% to $1.11 billion in 2016 as compared to $873.8 million in 2015 and increased $294.9 million or 50.9% in 2015 from $578.9 million in 2014. Average public fund deposits comprised 17.1% of total average deposits during 2016, 14.7% in 2015 and 16.8% in 2014.

Average federal funds purchased and repurchase agreements increased $46.5 million or 40.2% to $162.1 million for the year ended December 31, 2016 compared to $115.6 million for 2015 and increased $33.8 million or 41.4% in 2015 compared to $81.8 million in 2014. Average FHLB advances increased $148.2 million or 116.4% to $275.6 million for the year ended December 31, 2016 compared to $127.4 million for 2015 and increased $1.5 million in 2015 compared to $125.9 million in 2014. Average subordinated debentures increased $56.5 million or 257.9% to $78.4 million for the year ended December 31, 2016 compared to $21.9 million for 2015. The subordinated debentures were issued in September 2015.

Provision and Allowance for Loan Losses

The Bank’s loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in the Bank’s principal lending areas of Nassau and Suffolk Counties on Long Island and the New York City boroughs. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the FRB, legislative policies and governmental budgetary matters.

Based on the Company’s continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $5.6 million was recorded in 2016 as compared to $4.0 million in 2015 and $2.2 million in 2014. Net charge-offs were $0.4 million for the year ended December 31, 2016 compared to $0.9 million for

Page -23-

the year ended December 31, 2015 and $0.6 million for the year ended December 31, 2014. The ratio of allowance for loan losses to nonaccrual loans was 2,087%, 1,537% and 1,466%, at December 31, 2016, 2015, and 2014, respectively. The allowance for loan losses increased to $25.9 million at December 31, 2016 as compared to $20.7 million at December 31, 2015 and $17.6 million at December 31, 2014. The allowance as a percentage of total loans was 1.00%, 0.86% and 1.32% at December 31, 2016, 2015 and 2014, respectively. The increases in the allowance for loan losses and the provisions for loan losses reflect loan portfolio growth, primarily multi-family mortgage loans, coupled with an increase in classified loans, primarily commercial, industrial and agricultural loans, as discussed further below, as well as certain acquired loans being refinanced by the Bank. In accordance with current accounting guidance, the acquired CNB loans were recorded at fair value as of acquisition, effectively netting estimated future losses against the loan balances, whereas loans originated and refinanced by the Bank have recorded reserves. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $84.3 million or 3.2% of total loans at December 31, 2016 were categorized as classified loans compared to $26.9 million or 1.1% at December 31, 2015 and $30.3 million or 2.3% at December 31, 2014. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At December 31, 2016, $42.5 million of these classified loans were commercial real estate (“CRE”) loans, which were well secured with real estate as collateral. Of the $42.5 million of CRE loans, $41.7 million were current and $0.8 million were past due. In addition, all of the CRE loans have personal guarantees. At December 31, 2016, $2.6 million of classified loans were residential real estate loans with $1.9 million current and $0.7 million past due. Commercial, industrial, and agricultural loans represented $38.8 million of classified loans, with $38.6 million current and $0.2 million past due. Taxi medallion loans represented $26.4 million of the classified commercial, industrial and agricultural loans at December 31, 2016.  The Bank’s taxi medallion loan portfolio was downgraded to special mention at December 31, 2016 due to weakening cash flows and declining collateral values.  All of the Bank’s taxi medallion loans are collateralized by New York City – Manhattan medallions, have personal guarantees and were current as of December 31, 2016.   The Bank has not experienced any delinquencies in this portfolio. No new originations of taxi medallion loans are currently planned and management expects these balances to decline through amortization and pay offs. There were $0.3 million of classified real estate construction and land loans, all of which are current. The remaining $0.1 million in classified loans are consumer loans that are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, the Company does not expect to sustain a material loss on these relationships.

CRE loans, including multi-family loans, represented $1.54 billion or 59.2% of the total loan portfolio at December 31, 2016 compared to $1.35 billion or 56.1% at December 31, 2015 and $814.4 million or 60.9% at December 31, 2014. The Bank’s underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

As of December 31, 2016 and 2015, the Company had impaired loans as defined by FASB ASC No. 310, “Receivables” of $3.4 million and $2.6 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructurings (“TDRs”). For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

Nonaccrual loans decreased $0.1 million to $1.2 million or 0.05% of total loans at December 31, 2016 from $1.3 million or 0.06% of total loans at December 31, 2015. TDRs represent $0.3 million of the nonaccrual loans at December 31, 2016 and $0.1 million at December 31, 2015.

Page -24-

The following table sets forth changes in the allowance for loan losses:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Beginning balance	$20,744	$17,637	$16,001	$14,439	$10,837
Charge-offs:
Commercial real estate mortgage loans	—	(50)	(461)	—	—
Multi-family mortgage loans	—	—	—	—	—
Residential real estate mortgage loans	(56)	(249)	(257)	(420)	(1,210)
Commercial, industrial and agricultural loans	(930)	(827)	(104)	(420)	(285)
Real estate construction and land loans	—	—	—	(23)	—
Installment/consumer loans	(1)	(2)	(2)	(53)	(15)
Total	(987)	(1,128)	(824)	(916)	(1,510)
Recoveries:
Commercial real estate mortgage loans	109	—	—	—	—
Multi-family mortgage loans	—	—	—	—	—
Residential real estate mortgage loans	96	79	170	34	7
Commercial, industrial and agricultural loans	386	149	87	87	83
Real estate construction and land loans	—	—	—	2	—
Installment/consumer loans	6	7	3	5	22
Total	597	235	260	128	112
Net charge-offs	(390)	(893)	(564)	(788)	(1,398)
Provision for loan losses charged to operations	5,550	4,000	2,200	2,350	5,000
Ending balance	$25,904	$20,744	$17,637	$16,001	$14,439
Ratio of net charge-offs during period to average loans outstanding	(0.02)%	(0.04)%	(0.04)%	(0.09)%	(0.21)%

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan classification:

	December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
Commercial real estate mortgage loans	$8,759	39.2%	$7,850	41.5%	$6,994	44.5%	$6,279	47.9%	$4,445	41.7%
Multi-family mortgage loans	6,264	20.0	4,208	14.6	2,670	16.4	1,597	10.6	1,239	8.3
Residential real estate mortgage loans	1,961	16.9	2,115	18.6	2,208	11.7	2,712	15.2	2,803	18.0
Commercial, industrial and agricultural loans	7,837	20.2	5,405	20.8	4,526	21.8	4,006	20.7	4,349	24.7
Real estate construction and land loans	955	3.1	1,030	3.8	1,104	4.8	1,206	4.7	1,375	6.1
Installment/consumer loans	128	0.6	136	0.7	135	0.8	201	0.9	228	1.2
Total	$25,904	100.0%	$20,744	100.0%	$17,637	100.0%	$16,001	100.0%	$14,439	100.0%

Non-Interest Income

Total non-interest income increased by $3.3 million or 26.7% to $16.0 million in 2016 compared to $12.7 million in 2015 and increased by $4.5 million or 55.1% in 2015 as compared to $8.2 million in 2014. The increase in total non-interest income in 2016 compared to 2015 was primarily the result of a $1.6 million increase in other operating income, a $0.9 million increase in fees for other customer services, and $0.5 million increases in both service charges on deposit accounts and net securities gains. The increase in total non-interest income in 2015 compared to 2014 was primarily the result of a $2.2 million increase in other operating income, a $1.1 million decrease in net securities losses recognized for 2015 versus 2014, and $0.5 million increases in both service charges on deposit accounts and fees for other customer services.

Other operating income for the year ended December 31, 2016 increased $1.6 million to $5.4 million compared to $3.8 million in 2015 and increased $2.2 million in 2015 compared to $1.6 million in 2014. The increase in 2016 is attributed to miscellaneous income of $0.9 million primarily related to a net recovery associated with certain identified FNBNY acquired problem loans, a $0.7 million increase in BOLI income, a $0.6 million increase in gains on sales of SBA loans, and a $0.3 million increase in SBA loan service fee income, partially offset by $0.4 million decreases in both gain on sale of loans and loan swap fee income. The increase in 2015 compared to 2014 is attributed to $1.0 million in gains on sales of mortgages and SBA loans, loan swap fee income of $0.4 million, $0.6 million in BOLI income and $0.2 million of loan service fee income.

Page -25-

Net securities gains of $0.4 million were recognized in 2016 compared to net securities losses of $8,000 in 2015 and net securities losses of $1.1 million 2014. The securities gains in 2016 were primarily attributable to the sale of $235.7 million of lower yielding securities in the 2016 second quarter as part of a deleveraging strategy by the Company. The decrease in net securities losses from 2014 to 2015 was the result of selling a portion of the available for sale investment securities portfolio in 2014 to position the balance sheet for the future and better manage capital, liquidity and interest rate risk. Bridge Abstract, the Bank’s title insurance subsidiary, generated title fee income of $1.8 million in 2016, $1.9 million in 2015, and $1.7 million in 2014. Service charges on deposit accounts for the year ended December 31, 2016 increased $0.5 million or 12.0% to $4.2 million compared to $3.7 million for the year ended December 31, 2015 and increased $0.5 million or 16.6% in 2015 compared to $3.2 million in 2014. Fees for other customer services increased $0.9 million or 27.2% to $4.2 million in 2016 compared to $3.3 million in 2015 and increased $0.5 million or 17.0% in 2015 compared to $2.8 million in 2014.

Non-Interest Expense

Total non-interest expense increased $4.2 million or 5.7% to $77.1 million in 2016 compared to $72.9 million in 2015 and increased $20.5 million or 39.1% in 2015 from $52.4 million in 2014. The increase from 2015 to 2016 is a result of increases in all expense categories, offset by a decrease in acquisition costs, all of which were attributable to the CNB acquisition. The reversal of accrued acquisition costs in 2016 is due to the reversal of pending merger related liabilities recorded at the acquisition date which have since been settled. The increase from 2014 to 2015 is a result of increases in all expense categories, also attributable to the CNB acquisition. 2015 included acquisition costs of $9.8 million related to the CNB acquisition and 2014 included acquisition costs related to the FNBNY acquisition and branch restructuring charges of $5.5 million.

Salaries and benefits increased $7.0 million or 20.8% to $40.9 million in 2016 as compared to $33.9 million in 2015 and increased $7.9 million or 30.2% in 2015 from $26.0 million for 2014. The increases in salaries and benefits reflect additional positions to support the Company’s expanding infrastructure primarily related to the acquisition of CNB and a larger loan portfolio.

Occupancy and equipment increased $1.8 million or 15.9% to $12.8 million in 2016 compared to $11.0 million in 2015 and increased $3.3 million or 43.2% in 2015 from $7.7 million in 2014. Technology and communications increased $1.3 million or 36.1% to $4.9 million in 2016 compared to $3.6 million in 2015 and increased $0.4 million or 13.4% in 2015 from $3.2 million in 2014. Marketing and advertising increased $0.9 million or 29.5% to $4.0 million in 2016 from $3.1 million in 2015 and increased $0.7 million or 28.6% in 2015 from $2.4 million in 2014. Higher occupancy and equipment expense, technology and communications, and marketing and advertising expense are primarily related to the higher operating costs associated with the acquired CNB operations and facilities, investments in technology and additional marketing costs. Professional services increased $1.3 million or 56.7% to $3.6 million in 2016 from $2.3 million in 2015 and increased $0.8 million or 51.4% in 2015 from $1.5 million in 2014. FDIC assessments were $1.6 million in 2016 and 2015 and $1.3 million in 2014. The Company recorded amortization of other intangible assets of $2.6 million in 2016 and $1.4 million in 2015 primarily related to the CNB and FNBNY acquisitions, and $0.3 million in 2014 primarily related to the FNBNY acquisition. Other operating expenses totaled $7.4 million in 2016, $6.1 million in 2015 and $4.5 million in 2014.

Income Tax Expense

Income tax expense for December 31, 2016 was $18.8 million representing an increase of $8.0 million from 2015. Income tax expense for the year ended December 31, 2015 was $10.8 million representing an increase of $3.5 million from 2014. The effective tax rate was 34.6% for the year ended December 31, 2016, 33.8% for the year ended December 31, 2015 and 34.5% for the year ended December 31, 2014. The lower effective tax rate in 2015 relates primarily to the tax benefit associated with the change in New York City tax law recognized in 2015. The increases in income tax expense reflect higher income before income taxes.

FINANCIAL CONDITION

The assets of the Company totaled $4.05 billion at December 31, 2016, an increase of $272.6 million or 7.2% from the previous year-end with growth funded by deposits, borrowings and capital. This increase reflects growth in new and existing markets.

Cash and due from banks increased $22.5 million or 28.3% to $102.3 million compared to December 2015 levels and interest earning deposits with banks decreased $13.3 million or 53.4%. Total securities increased $44.4 million or 4.3% to $1.08 billion and net loans increased $184.5 million or 7.7% to $2.57 billion compared to December 2015 levels. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. At December 31, 2016, goodwill increased $7.5 million to $106.0 million due to the measurement period adjustments related to the CNB acquisition. Bank owned life insurance (“BOLI”) increased $31.9 million to $85.2 million at December 31, 2016 resulting from an additional $30.0 million investment made in the 2016 second quarter. Total deposits grew $82.4 million to $2.93 billion at December 31, 2016 compared to $2.84 billion at December 2015. Demand deposits decreased $5.6 million to $1.15 billion as of December 31, 2016 compared to $1.16 billion at December 31, 2015. Savings, NOW and money market deposits increased $174.1 million to $1.57 billion at December 31, 2016 from $1.39 billion at December 31, 2015. Certificates of deposit of $100,000 or more decreased $41.6 million to $126.2 million at December 31, 2016 from $167.8 million at December 31, 2015. Other time deposits decreased $44.6

Page -26-

million to $80.5 million as of December 31, 2016 from $125.1 million as of December 31, 2015. The decreases in certificates of deposit were the result of the run off of acquired high rate certificates of deposit during 2016. Federal funds purchased at December 31, 2016 decreased $20.0 million or 16.7% to $100.0 million compared to $120.0 million at December 31, 2015. FHLB advances increased $199.2 million or 66.9% to $496.7 million at December 31, 2016 compared to $297.5 million at December 31, 2015. Repurchase agreements decreased $50.2 million to $0.7 million at December 31, 2016 compared to $50.9 million at December 31, 2015.

Stockholders’ equity was $408.0 million at December 31, 2016, an increase of $66.9 million or 19.6% from December 31, 2015, primarily due to the proceeds from the common stock offering of $47.5 million, net income of $35.5 million, the proceeds from the issuance of shares of common stock under the dividend reinvestment plan (“DRP”) of $0.9 million, and share based compensation of $2.1 million, partially offset by $16.1 million in dividends, and an increase in other comprehensive loss, net of deferred income taxes, of $3.4 million.

Loans

During 2016, the Company continued to experience growth trends in commercial and multi-family real estate lending. The concentration of loans in the Company’s primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in the Bank’s principal lending areas of Nassau and Suffolk Counties on Long Island and the New York City boroughs. The local economic conditions on Long Island have a significant impact on the volume of loan originations, the quality of loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the FRB, legislative policies and governmental budgetary matters.

The Bank targets its business lending and marketing initiatives towards promotion of loans that primarily meet the needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the results of operations and financial condition of the Company may be adversely affected.

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Approximately 79.2% of the Bank’s loan portfolio at December 31, 2016 is secured by real estate. Commercial real estate loans represent 39.2% of the Bank’s loan portfolio. Multi-family mortgage loans represent 20.0% of the Bank’s loan portfolio. Residential real estate mortgage loans represent 16.9% of the Bank’s loan portfolio and include home equity lines of credit representing 2.5% and residential mortgages representing 14.4% of the Bank’s loan portfolio. Real estate construction and land loans represent 3.1% of the Bank’s loan portfolio. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in the Bank’s geographic markets with original loan to value ratios generally of 75% or less. The Bank’s residential mortgage portfolio includes approximately $82.0 million in interest only mortgages. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on Long Island and the New York City boroughs that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio is comprised of commercial and consumer loans, which represent 20.8% of the Bank’s loan portfolio. The commercial loans are made to businesses and include term loans, lines of credit, senior secured loans to corporations, equipment financing and taxi medallion loans. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral.

The Bank’s policy for charging off loans is a multi-step process. A loan is considered a potential charge-off when it is in default of either principal or interest for a period of 90, 120 or 180 days, depending upon the loan type, as of the end of the prior month. In addition to date criteria, other triggering events may include, but are not limited to, notice of bankruptcy by the borrower or guarantor, death of the borrower, and deficiency balance from the sale of collateral. These loans identified are presented for evaluation at the

Page -27-

regular meeting of the CRMC. A loan is charged off when a loss is reasonably assured. The recovery of charged-off balances is actively pursued until the potential for recovery has been exhausted, or until the expense of collection does not justify the recovery efforts.

Total loans grew $188.7 million or 7.8%, to $2.60 billion at December 31, 2016 compared to $2.41 billion at December 31, 2015 with multi-family mortgage loans being the largest contributor of the growth. Multi-family mortgage loans grew $167.4 million or 47.7% during 2016. Commercial real estate mortgage loans increased $17.5 million during 2016 while residential real estate mortgage loans decreased $7.1 million in 2016. Commercial, industrial and agricultural loans increased $22.7 million or 4.5% in 2016 from 2015. Real estate construction and land loans decreased $10.5 million or 11.6% in 2016. Installment/consumer loans decreased $1.2 million in 2016. Fixed rate loans represented 23.0% and 25.1% of total loans at December 31, 2016 and 2015, respectively.

The following table sets forth the major classifications of loans at the dates indicated:

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Commercial real estate mortgage loans	$1,016,983	$999,474	$595,397	$484,900	$332,782
Multi-family mortgage loans	518,146	350,793	218,985	107,488	66,080
Residential real estate mortgage loans	439,653	446,740	156,156	153,417	143,703
Commercial, industrial and agricultural loans	524,450	501,766	291,743	209,452	197,448
Real estate construction and land loans	80,605	91,153	63,556	46,981	48,632
Installment/consumer loans	16,368	17,596	10,124	9,287	9,167
Total loans	2,596,205	2,407,522	1,335,961	1,011,525	797,812
Net deferred loan costs and fees	4,235	3,252	2,366	1,738	634
Total loans held for investment	2,600,440	2,410,774	1,338,327	1,013,263	798,446
Allowance for loan losses	(25,904)	(20,744)	(17,637)	(16,001)	(14,439)
Net loans	$2,574,536	$2,390,030	$1,320,690	$997,262	$784,007

Selected Loan Maturity Information

The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2016:

(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial loans	$238,958	$134,573	$150,919	$524,450
Construction and land loans (1)	28,983	31,608	20,014	80,605
Total	$267,941	$166,181	$170,933	$605,055

Rate provisions:
Amounts with fixed interest rates	$64,019	$85,215	$60,170	$209,404
Amounts with variable interest rates	203,922	80,966	110,763	395,651
Total	$267,941	$166,181	$170,933	$605,055

(1) Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Page -28-

Past Due, Nonaccrual and Restructured Loans and Other Real Estate Owned

The following table sets forth selected information about past due, nonaccrual, and restructured loans and other real estate owned:

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Loans 90 days or more past due and still accruing	$1,027	$964	$144	$1	$491
Nonaccrual loans excluding restructured loans	909	850	713	1,856	2,262
Restructured loans - nonaccrual	332	60	490	1,965	1,027
Restructured loans - performing	2,417	1,681	5,031	5,184	5,039
Other real estate owned, net	—	250	—	2,242	250
Total	$4,685	$3,805	$6,378	$11,248	$9,069

	Year Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Gross interest income that has not been paid or recorded during the year under original terms:
Nonaccrual loans	$17	$6	$33	$66	$155
Restructured loans	1	1	84	60	84

Gross interest income recorded during the year:
Nonaccrual loans	$1	$1	$4	$94	$33
Restructured loans	123	109	214	282	226

Commitments for additional funds	—	—	—	—	—

The following table sets forth individually impaired loans by loan classification:

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Nonaccrual loans excluding restructured loans:
Commercial real estate mortgage loans	$185	$238	$295	$352	$492
Residential real estate mortgage loans	719	612	315	1,436	1,496
Commercial, industrial and agricultural loans	—	—	75	—	193
Total	904	850	685	1,788	2,181

Restructured loans - nonaccrual:
Commercial real estate mortgage loans	—	—	300	617	—
Residential real estate mortgage loans	65	60	69	618	717
Commercial, industrial and agricultural loans	—	—	118	720	310
Total	65	60	487	1,955	1,027

Total non-performing impaired loans	969	910	1,172	3,743	3,208

Restructured loans - performing:
Commercial real estate mortgage loans	1,354	1,391	4,541	4,260	4,284
Residential real estate mortgage loans	—	—	—	329	336
Commercial, industrial and agricultural loans	1,030	290	489	526	380
Total	2,384	1,681	5,030	5,115	5,000

Total impaired loans	$3,353	$2,591	$6,202	$8,858	$8,208

Securities

Securities totaled $1.08 billion at December 31, 2016 compared to $1.03 billion at December 31, 2015, including restricted securities totaling $34.7 million at December 31, 2016 and $24.8 million at December 31, 2015. The available for sale portfolio increased $19.5 million to $819.7 million from $800.2 million at December 31, 2015. Securities classified as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. During the 2016 second quarter, the Company sold $235.7 million of lower yielding available for sale securities as part of a deleveraging strategy to repay certain borrowings, fund acquired high rate certificate of deposit run off, fund loan growth and invest in BOLI. The increase in securities available for sale is primarily the result of a $49.6 million increase in residential collateralized mortgage obligations and a $28.2 million increase in state and municipal obligations, partially offset by a $42.2 million decrease in residential mortgage-backed securities, a $9.0 million decrease in commercial collateralized mortgage obligations, and a $6.1 million decrease in commercial

Page -29-

mortgage-backed securities. Securities held to maturity increased $14.8 million to $223.2 million at December 31, 2016 compared to $208.4 million at December 31, 2015.  The increase in securities held to maturity is primarily the result of an $8.3 million increase in commercial collateralized mortgage obligations, a $5.8 million increase in residential mortgage-backed securities, a $5.7 million increase in commercial mortgage-backed securities, and a $1.8 million increase in state and municipal obligations, partially offset by a $7.5 million decrease in U.S. GSE securities.  Fixed rate securities represented 93.9% of total available for sale and held to maturity securities at December 31, 2016 compared to 93.4% at December 31, 2015.

The following table sets forth the fair values, amortized costs, contractual maturities and approximate weighted average yields of the available for sale and held to maturity securities portfolios at December 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

	December 31, 2016
	Within One Year			After One But Within Five Years			After Five But Within Ten Years			After Ten Years			Total
(Dollars in thousands)	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost
Available for sale:

U.S. GSE securities	$—	$—	—%	$26,593	$26,994	1.57%	$37,056	$37,999	2.05%	$—	$—	—%	$63,649	$64,993
State and municipal obligations	14,635	14,638	1.77	50,964	51,473	1.75	42,921	43,461	2.82	7,645	7,720	3.36	116,165	117,292
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	16,124	16,227	1.91	141,924	144,219	1.98	158,048	160,446
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	—	—	9,263	9,361	1.80	358,248	363,737	1.73	367,511	373,098
U.S. GSE commercial mortgage-backed securities	—	—	—	—	—	—	6,307	6,337	2.30	—	—	—	6,307	6,337
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	55,192	56,148	2.28	55,192	56,148
Other asset backed securities	—	—	—	—	—	—	—	—	—	22,553	24,250	0.02	22,553	24,250
Corporate bonds	—	—	—	—	—	—	30,297	32,000	2.73	—	—	—	30,297	32,000
Total available for sale	$14,635	$14,638	1.77%	$77,557	$78,467	1.69%	$141,968	$145,385	2.41%	$585,562	$596,074	1.79%	$819,722	$834,564

Held to maturity:

State and municipal obligations	$9,631	$9,635	1.62%	$16,982	$16,818	2.69%	$39,133	$38,361	4.31%	$1,875	$1,852	4.12%	$67,621	$66,666
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	1,688	1,701	1.92	11,468	11,742	1.89	13,156	13,443
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	—	—	7,389	7,394	2.01	54,050	54,245	2.21	61,439	61,639
U.S. GSE commercial mortgage-backed securities	—	—	—	5,016	5,063	1.89	14,568	14,621	2.47	8,815	9,088	3.01	28,399	28,772
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	4,930	5,129	1.77	36,307	36,588	2.75	41,237	41,717
Corporate bonds	11,026	11,000	2.56	—	—	—	—	—	—	—	—	—	11,026	11,000
Total held to maturity	20,657	20,635	2.12	21,998	21,881	2.50	67,708	67,206	3.40	112,515	113,515	2.45	222,878	223,237
Total securities	$35,292	$35,273	1.98%	$99,555	$100,348	1.87%	$209,676	$212,591	2.72%	$698,077	$709,589	1.90%	$1,042,600	$1,057,801

Page -30-

Deposits and Borrowings

Borrowings, including federal funds purchased, FHLB advances, repurchase agreements, subordinated debentures and junior subordinated debentures, increased $128.5 million to $691.1 million at December 31, 2016 from $562.6 million at December 31, 2015. Total deposits increased $82.4 million to $2.93 billion at December 31, 2016 compared to $2.84 billion at December 31, 2015. Individual, partnership and corporate (“core deposits”) account balances increased $3.3 million and public funds deposits increased $79.1 million. The growth in deposits is attributable to an increase in savings, NOW and money market deposits of $174.1 million or 12.5%, partially offset by a slight decrease in demand deposits and decreases in certificates of deposit. Demand deposits decreased $5.6 million. Certificates of deposit of $100,000 or more decreased $41.6 million or 24.8% from December 31, 2015 and other time deposits decreased $44.6 million or 35.6% as compared to December 31, 2015.

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2016:

(In thousands)	Less than $100,000	$100,000 or Greater	Total
3 months or less	$12,079	$15,828	$27,907
Over 3 through 6 months	17,338	13,386	30,724
Over 6 through 12 months	22,027	17,614	39,641
Over 12 months through 24 months	17,375	21,285	38,660
Over 24 months through 36 months	8,280	12,037	20,317
Over 36 months through 48 months	2,337	3,387	5,724
Over 48 months through 60 months	1,098	42,290	43,388
Over 60 months	—	371	371
Total	$80,534	$126,198	$206,732

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

The Company’s principal sources of liquidity included cash and cash equivalents of $29.0 million as of December 31, 2016, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2016, the Bank paid $14.8 million in cash dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of January 1, 2017, the Bank had $37.6 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company made capital contributions of $39.5 million to the Bank during the year ended December 31, 2016.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the FHLB and FRB, growth in core deposits and sources of wholesale funding such as brokered deposits. While scheduled loan amortization, maturing securities and short term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2016, the Bank had aggregate lines of credit of $349.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $329.5 million is available on an unsecured basis. As of December 31, 2016, the Bank had $100.0 million in overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December 31, 2016, the Bank had $175.0

Page -31-

million outstanding in FHLB overnight borrowings and $321.7 million outstanding in FHLB term borrowings. As of December 31, 2015, the Bank had $120.0 million in overnight borrowings outstanding, nothing outstanding in FHLB overnight borrowings and $297.5 million outstanding in FHLB term borrowings. As of December 31, 2016, the Bank had securities sold under agreements to repurchase of $0.7 million outstanding with customers and nothing outstanding with brokers. As of December 31, 2015, the Bank had $50.0 million of securities sold under agreements to repurchase outstanding with brokers and $0.9 million outstanding with customers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of December 31, 2016, the Bank had $18.4 million outstanding in brokered certificates of deposit and $161.8 million outstanding in brokered money market accounts. As of December 31, 2015, the Bank had $22.4 million outstanding in brokered certificates of deposits and $148.0 million outstanding in brokered money market accounts.

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

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, the Company enters into certain contractual obligations.

The following table presents contractual obligations outstanding at December 31, 2016:

	Total	Less than One Year	One to Three Years	Four to Five Years	Over Five Years
(In thousands)
Operating leases	$49,701	$7,201	$12,189	$10,026	$20,285
FHLB advances and repurchase agreements	497,358	469,787	27,571	—	—
Subordinated debentures	80,000	—	—	—	80,000
Junior subordinated debentures (1)	15,702	—	—	—	15,702
Time deposits	206,732	98,272	58,977	49,112	371
Total contractual obligations outstanding	$849,493	$575,260	$98,737	$59,138	$116,358

(1)	The junior subordinated debentures and related trust preferred securities (“TPS”) were redeemed as of January 18, 2017. Prior to redemption, 15,450 shares of the TPS, representing $15.5 million in aggregate liquidation amount of TPS and related junior subordinated debentures, were converted into shares of common stock of the Company, resulting in the issuance of a total of 532,740 shares of the Company’s common stock and the cancellation of the related junior subordinated debentures. As of January 18, 2017, $350,000 in aggregate liquidation amount of the TPS and related junior subordinated debentures were redeemed.

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2016, the Company had $66.8 million in outstanding loan commitments and $466.3 million in outstanding commitments for various lines of credit including unused overdraft lines. The Company also had $21.5 million of standby letters of credit as of December 31, 2016. See Note 14 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

Page -32-

CAPITAL RESOURCES

Stockholders’ equity increased to $408.0 million at December 31, 2016 from $341.1 million at December 31, 2015 as a result of the common stock offering; undistributed net income; and the issuance of shares of common stock through the DRP and the stock based compensation plan; partially offset by the declaration of dividends; the change in pension plan under FASB ASC 715-30, net of deferred taxes; and the change in net unrealized depreciation in securities available for sale, net of deferred taxes. The ratio of average stockholders’ equity to average total assets was 9.38% for the year ended December 31, 2016 compared to 9.01% for the year ended December 31, 2015.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 16 of the Notes to the Consolidated Financial Statements). Since 2013, the Company has actively managed its capital position in response to its growth. During this period, the Company has raised $259.2 million in capital through the following initiatives:

•	On October 8, 2013, the Company completed a public offering with net proceeds of $37.6 million in capital from the sale of 1,926,250 shares of common stock. The purpose of the offering was in part to provide additional capital to Bridge Bancorp to support its acquisition of FNBNY and for general corporate purposes.
•	On February 14, 2014, the Company issued 240,598 shares of common stock with net proceeds of $5.9 million in capital. These shares were issued directly in connection with the acquisition of FNBNY.
•	On June 19, 2015, the Company issued 5,647,268 shares of common stock with net proceeds of $157.1 million in capital. These shares were issued in connection with the acquisition of CNB.
•	On November 28, 2016, the Company completed a public offering with net proceeds of $47.5 million in capital from the sale of 1,613,000 shares of common stock. The purpose of the offering was in part to provide additional capital to Bridge Bancorp to support organic growth, the pursuit of strategic acquisition opportunities and other general corporate purposes, including contributing capital to Bank.
•	Proceeds of $11.0 million in capital through issuance of common stock through the DRP.

The Company has the ability to issue additional common stock and/or preferred stock should the need arise under a shelf registration statement filed in April 2016.

The Company had returns on average equity of 9.82% and 7.91%, and returns on average assets of 0.92% and 0.71%, for the years ended December 31, 2016 and 2015, respectively. The Company also utilizes cash dividends and stock repurchases to manage capital levels. In 2016, the Company declared four quarterly cash dividends totaling $16.1 million compared to four quarterly cash dividends of $13.4 million in 2015. The dividend payout ratios for 2016 and 2015 were 45.48% and 63.55%, respectively. The Company continues its trend of uninterrupted dividends. On March 27, 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its then current outstanding shares, 309,000 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully. The Company did not repurchase any shares in 2016 and 2015.

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

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For a discussion regarding the impact of new accounting standards, refer to Note 1 of the Notes to the Consolidated Financial Statements.

Page -33-

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

At December 31, 2016, $978.9 million or 93.9% of the Company’s available for sale and held to maturity securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at December 31, 2016:

Change in Interest	Potential Change in Future Net Interest Income
Rates in Basis Points	$ Change	% Change
(Dollars in thousands)
200	$(7,656)	(6.52)%
100	$(3,968)	(3.38)%
Static	—	—
(100)	$1,171	1.00%

Page -34-

As noted in the previous table, a 200 basis point increase in interest rates is projected to decrease net interest income over the next twelve months by 6.52 percent. The Company’s balance sheet sensitivity to such a move in interest rates at December 31, 2016 increased as compared to December 31, 2015 (which was a decrease of 4.91 percent in net interest income over a twelve month period). This increase is the result of larger short term funding balances coupled with a short term rate increase in comparison to the prior year. Overall, the strategy for the Bank remains focused on reducing its exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 4.45 to 3.73. Additionally, the bank has increased its use of swaps to extend liabilities.

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

Page -35-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$102,280	$79,750
Interest earning deposits with banks	11,558	24,808
Total cash and cash equivalents	113,838	104,558

Securities available for sale, at fair value	819,722	800,203
Securities held to maturity (fair value of $222,878 and $210,003, respectively)	223,237	208,351
Total securities	1,042,959	1,008,554

Securities, restricted	34,743	24,788

Loans held for investment	2,600,440	2,410,774
Allowance for loan losses	(25,904)	(20,744)
Loans, net	2,574,536	2,390,030

Premises and equipment, net	35,263	39,595
Accrued interest receivable	10,233	9,270
Goodwill	105,950	98,445
Other intangible assets	5,824	8,376
Prepaid pension	7,070	6,047
Bank owned life insurance	85,243	53,314
Other real estate owned	—	250
Other assets	38,911	38,732
Total Assets	$4,054,570	$3,781,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$1,151,268	$1,156,882
Savings, NOW and money market deposits	1,568,009	1,393,888
Certificates of deposit of $100,000 or more	126,198	167,750
Other time deposits	80,534	125,105
Total deposits	2,926,009	2,843,625

Federal funds purchased	100,000	120,000
Federal Home Loan Bank advances	496,684	297,507
Repurchase agreements	674	50,891
Subordinated debentures, net	78,502	78,363
Junior subordinated debentures, net	15,244	15,878
Other liabilities and accrued expenses	29,470	34,567
Total Liabilities	3,646,583	3,440,831

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,106,246
and 17,388,918 shares issued, respectively; and19,100,389 and 17,388,918 shares outstanding, respectively)	191	174
Surplus	329,427	278,333
Retained earnings	91,594	72,243
Treasury Stock at cost, 5,857 and 0 shares, respectively	(161)	—
	421,051	350,750
Accumulated other comprehensive loss, net of income tax	(13,064)	(9,622)
Total Stockholders’ Equity	407,987	341,128
Total Liabilities and Stockholders’ Equity	$4,054,570	$3,781,959

See accompanying notes to Consolidated Financial Statements.

Page -36-

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Interest income:
Loans (including fee income)	$116,723	$88,760	$57,628
Mortgage-backed securities, CMOs and other assets-backed securities	13,483	11,173	10,644
State and municipal obligations	3,777	3,198	2,735
U.S. GSE securities	1,294	1,630	2,716
Corporate bonds	1,124	840	749
Deposits with banks	147	47	32
Other interest and dividend income	1,168	592	406
Total interest income	137,716	106,240	74,910

Interest expense:
Savings, NOW and money market deposits	5,250	4,002	3,223
Certificates of deposit of $100,000 or more	932	929	767
Other time deposits	684	673	426
Federal funds purchased and repurchase agreements	1,075	474	588
Federal Home Loan Bank advances	3,001	1,425	1,091
Subordinated debentures	4,539	1,261	—
Junior subordinated debentures	1,364	1,365	1,365
Total interest expense	16,845	10,129	7,460

Net interest income	120,871	96,111	67,450
Provision for loan losses	5,550	4,000	2,200
Net interest income after provision for loan losses	115,321	92,111	65,250

Non-interest income:
Service charges on deposit accounts	4,187	3,737	3,206
Fees for other customer services	4,220	3,317	2,835
Title fee income	1,833	1,866	1,662
Net securities gains (losses)	449	(8)	(1,090)
Other operating income	5,357	3,756	1,553
Total non-interest income	16,046	12,668	8,166

Non-interest expense:
Salaries and employee benefits	40,913	33,871	26,011
Occupancy and equipment	12,798	11,045	7,712
Technology and communications	4,897	3,599	3,175
Marketing and advertising	4,048	3,125	2,430
Professional services	3,646	2,327	1,537
FDIC assessments	1,635	1,593	1,265
Acquisition costs and branch restructuring	(920)	9,766	5,504
Amortization of other intangible assets	2,637	1,447	300
Other operating expenses	7,427	6,117	4,480
Total non-interest expense	77,081	72,890	52,414

Income before income taxes	54,286	31,889	21,002
Income tax expense	18,795	10,778	7,239
Net income	$35,491	$21,111	$13,763
Basic earnings per share	$2.01	$1.43	$1.18
Diluted earnings per share	$2.00	$1.43	$1.18

See accompanying notes to Consolidated Financial Statements.

Page -37-

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net Income	$35,491	$21,111	$13,763
Other comprehensive (loss) income:
Change in unrealized net (losses) gains on securities available for sale, net of reclassifications and deferred income taxes	(4,082)	(1,434)	8,687
Adjustment to pension liability, net of reclassifications and deferred income taxes	(630)	380	(3,348)
Unrealized gains (losses) on cash flow hedges, net of reclassifications and deferred income taxes	1,270	(201)	(470)
Total other comprehensive (loss) income	(3,442)	(1,255)	4,869
Comprehensive income	$32,049	$19,856	$18,632

See accompanying notes to Consolidated Financial Statements.

Page -38-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	$113	$111,377	$61,441	$(235)	$(13,236)	$159,460

Net income			13,763			13,763
Shares issued under the dividend reinvestment plan (“DRP”)	1	630				631
Shares issued in the acquisition of FNBNY Bancorp, net of offering costs (240,598 shares)	2	5,946				5,948
Stock awards granted and distributed	1	(432)		431		—
Stock awards forfeited		58		(58)		—
Repurchase of surrendered stock from vesting of restricted stock awards				(173)		(173)
Exercise of stock options		(3)		10		7
Tax effect of stock plans		36				36
Shared based compensation expense		1,234				1,234
Cash dividend declared, $0.92 per share			(10,657)			(10,657)
Other comprehensive income, net of deferred income taxes					4,869	4,869
Balance at December 31, 2014	$117	$118,846	$64,547	$(25)	$(8,367)	$175,118

Net income			21,111			21,111
Shares issued under the DRP		779				779
Shares issued in the acquisition of CNB net of offering costs (5,647,268 shares)	56	157,143				157,199
Stock awards granted and distributed	1	(263)		262		—
Stock awards forfeited		125		(125)		—
Repurchase of surrendered stock from vesting of restricted stock awards				(228)		(228)
Exercise of stock options		(36)		116		80
Tax effect of stock plans		50				50
Shared based compensation expense		1,689				1,689
Cash dividend declared, $0.92 per share			(13,415)			(13,415)
Other comprehensive loss, net of deferred income taxes					(1,255)	(1,255)
Balance at December 31, 2015	$174	$278,333	$72,243	$—	$(9,622)	$341,128

Net income			35,491			35,491
Shares issued under the DRP		921				921
Shares issued in common stock offering, net of offering costs (1,613,000 shares)	16	47,505				47,521
Shares issued for trust preferred securities conversions (10,344 shares)		292				292
Stock awards granted and distributed	1	(205)		204		-
Stock awards forfeited		173		(173)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(344)		(344)
Exercise of stock options		(90)		152		62
Impact of modification of convertible trust preferred securities		356				356
Shared based compensation expense		2,142				2,142
Cash dividend declared, $0.92 per share			(16,140)			(16,140)
Other comprehensive loss, net of deferred income taxes					(3,442)	(3,442)
Balance at December 31, 2016	$191	$329,427	$91,594	$(161)	$(13,064)	$407,987

See accompanying notes to Consolidated Financial Statements.

Page -39-

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$35,491	$21,111	$13,763
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,550	4,000	2,200
Depreciation and (accretion) amortization	(6,746)	(3,789)	481
Net amortization on securities	6,501	4,936	3,763
Increase in cash surrender value of bank owned life insurance	(1,929)	(1,225)	(609)
Amortization of intangible assets	2,637	1,447	300
Share based compensation expense	2,142	1,689	1,234
Net securities (gains) losses	(449)	8	1,090
Increase in accrued interest receivable	(963)	(267)	(777)
Small Business Administration (“SBA”) loans originated for sale	(11,944)	(5,043)	—
Proceeds from sale of the guaranteed portion of SBA loans	13,286	5,659	—
Gain on sale of the guaranteed portion of SBA loans	(1,097)	(507)	—
Gain on sale of loans	(98)	(477)	—
Decrease (increase) in other assets	8,331	(6,815)	5,783
(Decrease) increase in accrued expenses and other liabilities	(6,476)	10,799	(1,417)
Net cash provided by operating activities	44,236	31,526	25,811

Cash flows from investing activities:
Purchases of securities available for sale	(462,702)	(330,646)	(342,185)
Purchases of securities, restricted	(537,930)	(318,887)	(408,439)
Purchases of securities held to maturity	(46,495)	(21,650)	(52,464)
Proceeds from sales of securities available for sale	264,358	75,750	360,963
Redemption of securities, restricted	527,975	308,808	408,036
Maturities, calls and principal payments of securities available for sale	167,045	113,217	80,242
Maturities, calls and principal payments of securities held to maturity	30,460	34,897	37,983
Net increase in loans	(206,380)	(354,375)	(235,320)
Proceeds from loan sale	18,116	21,011	—
Proceeds from sales of other real estate owned (“OREO”), net	278	—	2,942
Purchase of bank owned life insurance	(30,000)	—	(20,000)
Purchase of premises and equipment	(4,270)	(4,325)	(5,232)
Net cash acquired in business combination	—	24,628	2,926
Net cash used in investing activities	(279,545)	(451,572)	(170,548)

Cash flows from financing activities:
Net increase in deposits	83,120	223,872	125,300
Net (decrease) increase in federal funds purchased	(20,000)	45,000	11,000
Net increase in Federal Home Loan Bank advances	199,666	124,087	1,499
Repayment of acquired unsecured debt	—	—	(1,450)
Net (decrease) increase in repurchase agreements	(50,217)	14,628	24,893
Net proceeds from issuance of subordinated debentures	—	78,324	—
Net proceeds from issuance of common stock	48,442	779	631
Net proceeds from exercise of stock options	62	80	7
Repurchase of surrendered stock from vesting of restricted stock awards	(344)	(228)	(173)
Excess tax benefit from share based compensation	—	50	36
Cash dividends paid	(16,140)	(13,415)	(10,657)
Other, net	—	(303)	(192)
Net cash provided by financing activities	244,589	472,874	150,894

Net increase in cash and cash equivalents	9,280	52,828	6,157
Cash and cash equivalents at beginning of period	104,558	51,730	45,573
Cash and cash equivalents at end of period	$113,838	$104,558	$51,730

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$16,640	$8,793	$7,377
Income tax	$21,585	$8,744	$4,068

Noncash investing and financing activities:
Transfers from portfolio loans to OREO	$—	$250	$577

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$—	$875,302	$209,022
Fair value of liabilities assumed	$—	$831,422	$213,224

See accompanying notes to Consolidated Financial Statements.

Page -40-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bridge Bancorp, Inc. (the “Company”) is incorporated under the laws of the State of New York and is a registered bank holding company. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”), and an investment services subsidiary, Bridge Financial Services LLC (“Bridge Financial Services”).

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

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of each consolidated balance sheet and the related consolidated statement of income for the years then ended. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates.

b) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest earning deposits with banks, and federal funds sold, which mature overnight. Cash flows are reported net for customer loan and deposit transactions, federal funds purchased, Federal Home Loan Bank (“FHLB”) advances, and repurchase agreements.

c) Securities

Debt and equity securities are classified in one of the following categories: (i) “held to maturity” (management has a positive intent and ability to hold to maturity), which are reported at amortized cost, (ii) “available for sale” (all other debt and marketable equity securities), which are reported at fair value, with unrealized gains and losses reported net of tax, as accumulated other comprehensive income, a separate component of stockholders’ equity, and (iii) “restricted” which represents FHLB, Federal Reserve Bank (“FRB”) and bankers’ banks stock which are reported at cost.

Premiums and discounts on securities are amortized and accreted to interest income over the estimated life of the respective securities using the interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining other-than-temporary impairment (“OTTI”), management considers many factors including: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet these criteria, the amount of impairment is split into two components: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Page -41-

d) Federal Home Loan Bank Stock

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

e) Loans, Loan Interest Income Recognition and Loans Held for Sale

Loans are stated at the principal amount outstanding, net of partial charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. Past due status is based on the contractual terms of the loan. Loans that are 90 days past due are automatically placed on nonaccrual and previously accrued interest is reversed and charged against interest income. However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectible based upon an individual loan evaluation assessing such factors as collateral and collectibility, accrued interest will be recognized as earned. If a payment is received when a loan is nonaccrual or a troubled debt restructuring loan is nonaccrual, the payment is applied to the principal balance. A troubled debt restructured loan performing in accordance with its modified terms is maintained on accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties are considered troubled debt restructurings and are classified as impaired. Loans considered to be troubled debt restructurings can be categorized as nonaccrual or performing. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent. Generally, the Bank measures impairment of such loans by reference to the fair value of the collateral less costs to sell. Loans that experience minor payment delays and payment shortfall generally are not classified as impaired.

Loans over $50,000 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of expected future cash flows using the loan’s effective interest rate or at the fair value of collateral less costs to sell if repayment is expected solely from the collateral. Loans with balances less than $50,000 are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Loans that were acquired through the acquisition of Community National Bank (“CNB”) on June 19, 2015 and First National Bank of New York (“FNBNY”) on February 14, 2014, were initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. Some of the loans at the time of acquisition showed evidence of credit deterioration since origination. These loans are considered purchased credit impaired loans.

For purchased credit impaired loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent increases to the expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount and recognized into interest income over the remaining life of the loan using the interest method. Subsequent decreases to the expected cash flows require management to evaluate the need for an addition to the allowance for loan losses.

Purchased credit impaired loans that were nonaccrual prior to acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if management can reasonably estimate the timing and amount of the expected cash flows on such loans and if management expects to fully collect the new carrying value of the loans. As such, management may no longer consider the loans to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.

Page -42-

Loans held for sale are carried at the lower of aggregate cost or estimated fair value. Any subsequent declines in fair value below the initial carrying value are recorded as a valuation allowance, which is established through a charge to earnings.

Unless otherwise noted, the above policy is applied consistently to all loan classes.

f) Allowance for Loan Losses

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses in the Bank’s loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances. The Bank monitors its entire loan portfolio regularly, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) No. 310, “Receivables”. Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to the Company’s policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, owner and non-owner occupied; multi-family mortgage loans; home equity loans; residential real estate mortgages; commercial, industrial and agricultural loans, secured and unsecured; real estate construction and land loans; and consumer loans. Management considers a variety of factors in determining the adequacy of the valuation allowance and has developed a range of valuation allowances necessary to adequately provide for probable incurred losses in each pool of loans. Management considers the Bank’s charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, management evaluates and considers the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, management evaluates and considers the allowance ratios and coverage percentages of peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

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

Page -43-

g) Premises and Equipment

Buildings, furniture and fixtures, and equipment are carried at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method using a useful life of fifty years for buildings and a range of two to ten years for equipment, computer hardware and software, and furniture and fixtures. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Land is recorded at cost.

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

i) Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are charged to expense as incurred.

j) Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected November 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

Other intangible assets include core deposit intangible assets and non-compete intangibles arising from whole bank acquisitions. Core deposit intangibles are amortized on an accelerated method over their estimated useful lives of ten years. The non-compete intangible was fully amortized as of December 31, 2016. Other intangible assets also include servicing rights which result from the sale of Small Business Administration (“SBA”) loans with servicing rights retained. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets totaled $975,000 at December 31, 2016 and $893,000 at December 31, 2015.

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

l) Derivatives

The Company records cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to likely effectiveness as a hedge. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (“OCI”) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Page -44-

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.

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

In accordance with FASB ASU 740, Accounting for Uncertainty in Income Taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There are no such tax positions in the Company’s financial statements at December 31, 2016 and 2015.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2016 and 2015.

n) Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. Treasury stock is reissued using the first in, first out method.

o) Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with FASB ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This ASC addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS. Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS, which reflects the potential dilution that could occur if outstanding stock options were exercised and if junior subordinated debentures were converted into common shares, is computed by dividing net income attributable to common shareholders including assumed conversions by the weighted average number of common shares and common equivalent shares outstanding during the period.

p) Dividends

Cash available for distribution of dividends to stockholders of the Company is primarily derived from cash and cash equivalents of the Company and dividends paid by the Bank to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. Dividends from the Bank to the Company at January 1, 2017 are limited to $37.6 million which represents the Bank’s net retained earnings from the previous two years. During 2016, the Bank paid dividends of $14.8 million to the Company.

Page -45-

q) Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

r) Stock Based Compensation Plans

Stock based compensation awards are recorded in accordance with FASB ASC No. 718, “Accounting for Stock-Based Compensation” which requires companies to record compensation cost for stock options, restricted stock awards and restricted stock units granted to employees in return for employee service. The cost is measured at the fair value of the options and awards when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options and awards.

s) Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income and accumulated other comprehensive income are reported net of deferred income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities, unrealized gains or losses on cash flow hedges and changes in the funded status of the pension plan. FASB ASC 715-30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income.

t) New Accounting Standards

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter of 2016. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.” ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-16 resulted in a fixed asset measurement period adjustment of $0.3 million that was recorded in 2016 related to the recovery of depreciation expense recorded in 2015.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on the presentation and classification in the statement of cash flows of eight specific cash flow issues, including debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims and proceeds from the settlement of BOLI policies, with the objective of reducing diversity in practice. For public entities, like the Company, ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Since the provisions of ASU 2016-15 are disclosure related, adoption will not have an impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model and also provides for recording credit losses on available for sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. ASU 2016-13 is effective for public entities that are SEC filers, like the Company, for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing its data and system needs and evaluating the impact of adopting ASU 2016-13, but can not yet determine the overall impact this guidance will have on the Company’s consolidated financial statements.

Page -46-

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. ASU 2016-02 requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. ASU 2016-02 would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. As of December 31, 2016, the Bank leases thirty five properties as branch locations and two properties as loan production offices. The adoption of ASU 2016-02 will result in an increase in the Company’s assets and liabilities. The Company is in the process of quantifying the impact ASU 2016-02 will have on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 are intended to improve financial reporting by providing a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans which are scoped-out of the guidance. The amendments also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities, like the Company, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. Most of the Company’s revenue comes from financial instruments, i.e. loans and securities, which are not within the scope of ASU 2014-09. The Company is in the process of evaluating the impact ASU 2014-09 will have on non-interest income but does not expect the adoption of the guidance to have a material impact on the Company’s consolidated financial statements.

u) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Page -47-

2. SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio and the corresponding amounts of gross unrealized gains and losses therein:

	December 31,
	2016				2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. GSE securities	$64,993	$—	$(1,344)	$63,649	$63,238	$—	$(564)	$62,674
State and municipal obligations	117,292	212	(1,339)	116,165	87,830	427	(322)	87,935
U.S. GSE residential mortgage-backed securities	160,446	16	(2,414)	158,048	201,297	237	(1,270)	200,264
U.S. GSE residential collateralized mortgage obligations	373,098	149	(5,736)	367,511	321,253	513	(3,888)	317,878
U.S. GSE commercial mortgage-backed securities	6,337	6	(36)	6,307	12,491	7	(80)	12,418
U.S. GSE commercial collateralized mortgage obligations	56,148	—	(956)	55,192	64,809	9	(620)	64,198
Other asset backed securities	24,250	—	(1,697)	22,553	24,250	—	(1,879)	22,371
Corporate bonds	32,000	—	(1,703)	30,297	33,000	—	(535)	32,465
Total available for sale	834,564	383	(15,225)	819,722	808,168	1,193	(9,158)	800,203

Held to maturity:
U.S. GSE securities	—	—	—	—	7,466	1	—	7,467
State and municipal obligations	66,666	1,085	(130)	67,621	64,878	1,715	(113)	66,480
U.S. GSE residential mortgage-backed securities	13,443	—	(287)	13,156	7,609	—	(106)	7,503
U.S. GSE residential collateralized mortgage obligations	61,639	352	(552)	61,439	60,933	617	(498)	61,052
U.S. GSE commercial mortgage-backed securities	28,772	136	(509)	28,399	23,056	210	(313)	22,953
U.S. GSE commercial collateralized mortgage obligations	41,717	93	(573)	41,237	33,409	282	(185)	33,506
Corporate bonds	11,000	26	—	11,026	11,000	42	—	11,042
Total held to maturity	223,237	1,692	(2,051)	222,878	208,351	2,867	(1,215)	210,003
Total securities	$1,057,801	$2,075	$(17,276)	$1,042,600	$1,016,519	$4,060	$(10,373)	$1,010,206

Page -48-

The following table summarizes securities with gross unrealized losses at December 31, 2016 and 2015, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31,
	2016				2015
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$63,649	$(1,344)	$—	$—	$37,759	$(235)	$24,914	$(329)
State and municipal obligations	78,883	(1,338)	240	(1)	39,621	(298)	5,118	(24)
U.S. GSE residential mortgage-backed securities	140,514	(2,409)	241	(5)	136,025	(1,224)	1,510	(46)
U.S. GSE residential collateralized mortgage obligations	319,197	(5,221)	15,627	(515)	187,543	(1,781)	66,830	(2,107)
U.S. GSE commercial mortgage-backed securities	2,573	(36)	—	—	8,594	(80)	—	—
U.S. GSE commercial collateralized mortgage obligations	48,901	(886)	6,292	(70)	51,178	(503)	10,034	(117)
Other asset backed securities	—	—	22,552	(1,697)	—	—	22,371	(1,879)
Corporate bonds	17,834	(1,166)	12,463	(537)	27,640	(360)	4,825	(175)
Total available for sale	671,551	(12,400)	57,415	(2,825)	488,360	(4,481)	135,602	(4,677)

Held to maturity:
State and municipal obligations	21,867	(130)	—	—	18,375	(113)	—	—
U.S. GSE residential mortgage-backed securities	13,156	(287)	—	—	7,503	(106)	—	—
U.S. GSE residential collateralized mortgage obligations	31,297	(455)	3,873	(97)	15,918	(149)	15,679	(349)
U.S. GSE commercial mortgage-backed securities	12,860	(286)	5,877	(223)	13,982	(313)	—	—
U.S. GSE commercial collateralized mortgage obligations	22,666	(372)	3,790	(201)	7,912	(8)	3,813	(177)
Corporate bonds	—	—	—	—	—	—	—	—
Total held to maturity	$101,846	$(1,530)	$13,540	$(521)	$63,690	$(689)	$19,492	$(526)

Unrealized losses on securities have not been recognized into income, as the losses on these securities would be expected to dissipate as they approach their maturity dates. The Company evaluates securities for OTTI quarterly and more frequently when economic or market concerns warrant. Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions, and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its entities and whether downgrades by bond rating agencies have occurred.

At December 31, 2016, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aaa Moody’s rating during the time the Bank has owned them. None of the unrealized losses are related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

The following table sets forth the estimated fair value, amortized cost and contractual maturities of the securities portfolio at December 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Page -49-

	December 31, 2016
	Within		After One but		After Five but		After
	One Year		Within Five Years		Within Ten Years		Ten Years		Total
	Estimated		Estimated		Estimated		Estimated		Estimated
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
(In thousands)	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Available for sale:

U.S. GSE securities	$—	$—	$26,593	$26,994	$37,056	$37,999	$—	$—	$63,649	$64,993
State and municipal obligations	14,635	14,638	50,964	51,473	42,921	43,461	7,645	7,720	116,165	117,292
U.S. GSE residential mortgage-backed securities	—	—	—	—	16,124	16,227	141,924	144,219	158,048	160,446
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	9,263	9,361	358,248	363,737	367,511	373,098
U.S. GSE commercial mortgage-backed securities	—	—	—	—	6,307	6,337	—	—	6,307	6,337
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	55,192	56,148	55,192	56,148
Other asset backed securities	—	—	—	—	—	—	22,553	24,250	22,553	24,250
Corporate bonds	—	—	—	—	30,297	32,000	—	—	30,297	32,000
Total available for sale	14,635	14,638	77,557	78,467	141,968	145,385	585,562	596,074	819,722	834,564

Held to maturity:

State and municipal obligations	9,631	9,635	16,982	16,818	39,133	38,361	1,875	1,852	67,621	66,666
U.S. GSE residential mortgage-backed securities	—	—	—	—	1,688	1,701	11,468	11,742	13,156	13,443
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	7,389	7,394	54,050	54,245	61,439	61,639
U.S. GSE commercial mortgage-backed securities	—	—	5,016	5,063	14,568	14,621	8,815	9,088	28,399	28,772
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	4,930	5,129	36,307	36,588	41,237	41,717
Corporate bonds	11,026	11,000	—	—	—	—	—	—	11,026	11,000
Total held to maturity	20,657	20,635	21,998	21,881	67,708	67,206	112,515	113,515	222,878	223,237
Total securities	$35,292	$35,273	$99,555	$100,348	$209,676	$212,591	$698,077	$709,589	$1,042,600	$1,057,801

There were $264.4 million of proceeds on sales of available for sale securities with gross gains of approximately $1.6 million and gross losses of approximately $1.2 million realized in 2016. There were $75.8 million of proceeds on sales of available for sale securities with gross gains of approximately $0.5 million and gross losses of approximately $0.5 million realized in 2015. There were $361.0 million of proceeds on sales of available for sale securities with gross gains of approximately $1.2 million and gross losses of approximately $2.3 million realized in 2014.

Securities having a fair value of $570.1 million and $611.0 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits and FHLB and FRB overnight borrowings. The Company did not hold any trading securities during the years ended December 31, 2016 and 2015.

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $34.7 million and $24.8 million in FHLB, ACBB and FRB stock at December 31, 2016 and 2015, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

As of December 31, 2016 and 2015, there was no issuer, other than the U.S. Government and its sponsored entities, where the Bank had invested holdings that exceeded 10% of consolidated stockholders’ equity.

Page -50-

3. LOANS

The following table sets forth the major classifications of loans:

	December 31,
(In thousands)	2016	2015
Commercial real estate mortgage loans	$1,016,983	$999,474
Multi-family mortgage loans	518,146	350,793
Residential real estate mortgage loans	439,653	446,740
Commercial, industrial and agricultural loans	524,450	501,766
Real estate construction and land loans	80,605	91,153
Installment/consumer loans	16,368	17,596
Total loans	2,596,205	2,407,522
Net deferred loan costs and fees	4,235	3,252
Total loans held for investment	2,600,440	2,410,774
Allowance for loan losses	(25,904)	(20,744)
Net loans	$2,574,536	$2,390,030

On June 19, 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $464.2 million and $659.7 million of acquired CNB loans remaining as of December 31, 2016 and 2015, respectively.

On February 14, 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $26.5 million and $37.7 million of acquired FNBNY loans remaining as of December 31, 2016 and 2015, respectively.

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

Commercial Real Estate Mortgages

Loans in this classification include income producing investment properties and owner occupied real estate used for business purposes. The underlying properties are located largely in the Bank’s primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $0.25 million in this category. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

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

Residential Real Estate Mortgages and Home Equity Loans

Loans in these classifications are generally secured by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this loan class. The Bank generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant subprime loans.

Page -51-

Commercial, Industrial and Agricultural Loans

Loans in this classification are made to businesses and include term loans, lines of credit, senior secured loans to corporations, equipment financing and taxi medallion loans. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending will have an effect on the credit quality in this loan class.

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

Allowance for Loan Losses

The following tables represent the changes in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014, by portfolio segment, as defined under FASB ASC 310-10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	Year Ended December 31, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Beginning balance	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744
Charge-offs	—	—	(56)	(930)	—	(1)	(987)
Recoveries	109	—	96	386	—	6	597
Provision	800	2,056	(194)	2,976	(75)	(13)	5,550
Ending balance	$8,759	$6,264	$1,961	$7,837	$955	$128	$25,904

	Year Ended December 31, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Beginning balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637
Charge-offs	(50)	—	(249)	(827)	—	(2)	(1,128)
Recoveries	—	—	79	149	—	7	235
Provision	906	1,538	77	1,557	(74)	(4)	4,000
Ending balance	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744

	Year Ended December 31, 2014
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Beginning balance	$6,279	$1,597	$2,712	$4,006	$1,206	$201	$16,001
Charge-offs	(461)	—	(257)	(104)	—	(2)	(824)
Recoveries	—	—	170	87	—	3	260
Provision	1,176	1,073	(417)	537	(102)	(67)	2,200
Ending balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637

Page -52-

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310-10, and based on impairment method as of December 31, 2016 and 2015. The tables include loans acquired on June 19, 2015 from CNB and February 14, 2014 from FNBNY.

	December 31, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$1	$—	$—	$1
Collectively evaluated for impairment	8,759	6,264	1,961	7,836	955	128	25,903
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$8,759	$6,264	$1,961	$7,837	$955	$128	$25,904

Loans:
Individually evaluated for impairment	$1,539	$—	$784	$1,030	$—	$—	$3,353
Collectively evaluated for impairment	1,013,563	514,853	437,999	519,686	80,605	16,368	2,583,074
Loans acquired with deteriorated credit quality	1,881	3,293	870	3,734	—	—	9,778
Total loans	$1,016,983	$518,146	$439,653	$524,450	$80,605	$16,368	$2,596,205

	December 31, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$20	$—	$—	$9	$—	$—	$29
Collectively evaluated for impairment	7,830	4,208	2,115	5,396	1,030	136	20,715
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744

Loans:
Individually evaluated for impairment	$1,629	$—	$672	$290	$—	$—	$2,591
Collectively evaluated for impairment	992,137	347,054	444,801	495,074	91,153	17,596	2,387,815
Loans acquired with deteriorated credit quality	5,708	3,739	1,267	6,402	—	—	17,116
Total loans	$999,474	$350,793	$446,740	$501,766	$91,153	$17,596	$2,407,522

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

Page -53-

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

The following tables represent loans categorized by class and internally assigned risk grades:

	December 31, 2016
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$404,584	$18,909	$722	$—	$424,215
Non-owner occupied	569,870	20,035	2,863	—	592,768
Multi-family	518,146	—	—	—	518,146
Residential real estate:
Residential mortgage	372,853	82	1,583	—	374,518
Home equity	64,195	563	377	—	65,135
Commercial and industrial:
Secured	75,837	31,143	2,254	—	109,234
Unsecured	409,879	2,493	2,844	—	415,216
Real estate construction and land loans	80,272	—	333	—	80,605
Installment/consumer loans	16,268	—	100	—	16,368
Total loans	$2,511,904	$73,225	$11,076	$—	$2,596,205

At December 31, 2016 there were $0.01 million and $1.5 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.2 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

	December 31, 2015
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$465,967	$3,239	$2,115	$—	$471,321
Non-owner occupied	519,124	542	8,487	—	528,153
Multi-family	350,785	—	8	—	350,793
Residential real estate:
Residential mortgage	377,482	87	845	—	378,414
Home equity	66,910	523	893	—	68,326
Commercial and industrial:
Secured	121,037	151	2,549	—	123,737
Unsecured	370,642	3,191	4,196	—	378,029
Real estate construction and land loans	91,153	—	—	—	91,153
Installment/consumer loans	17,496	—	100	—	17,596
Total loans	$2,380,596	$7,733	$19,193	$—	$2,407,522

At December 31, 2015 there were $0.02 million and $9.6 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.1 million and $0.2 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

Page -54-

Past Due and Nonaccrual Loans

The following tables represent the aging of the recorded investment in past due loans as of December 31, 2016 and 2015 by class of loans, as defined by FASB ASC 310-10:

	December 31, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$222	$—	$467	$184	$873	$423,342	$424,215
Non-owner occupied	—	—	—	—	—	592,768	592,768
Multi-family	—	—	—	—	—	518,146	518,146
Residential real estate:
Residential mortgages	1,232	—	—	770	2,002	372,516	374,518
Home equity	532	—	238	265	1,035	64,100	65,135
Commercial and industrial:
Secured	27	—	204	—	231	109,003	109,234
Unsecured	115	—	118	22	255	414,961	415,216
Real estate construction and land loans	—	—	—	—	—	80,605	80,605
Installment/consumer loans	28	—	—	—	28	16,340	16,368
Total loans	$2,156	$—	$1,027	$1,241	$4,424	$2,591,781	$2,596,205

	December 31, 2015
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$—	$—	$435	$631	$1,066	$470,255	$471,321
Non-owner occupied	—	—	—	—	—	528,153	528,153
Multi-family	—	—	—	—	—	350,793	350,793
Residential real estate:
Residential mortgages	939	245	—	62	1,246	377,168	378,414
Home equity	69	100	188	610	967	67,359	68,326
Commercial and industrial:
Secured	—	—	341	—	341	123,396	123,737
Unsecured	128	24	—	44	196	377,833	378,029
Real estate construction and land loans	—	—	—	—	—	91,153	91,153
Installment/consumer loans	—	—	—	3	3	17,593	17,596
Total loans	$1,136	$369	$964	$1,350	$3,819	$2,403,703	$2,407,522

There were no FNBNY acquired loans 30-89 days past due at December 31, 2016 and 2015. There were $1.0 million and $1.2 million of CNB acquired loans that were 30-89 days past due at December 31, 2016 and 2015, respectively. All loans 90 days or more past due that are still accruing interest represent loans acquired from CNB, FNBNY and Hamptons State Bank (“HSB”) which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expects to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

At December 31, 2016 and 2015, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $3.4 million and $2.6 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructurings (“TDRs”). For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

Page -55-

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at December 31, 2016, 2015 and 2014 for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2016, 2015 and 2014:

	December 31, 2016			Year Ended December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$326	$538	$—	$176	$10
Non-owner occupied	1,213	1,213	—	614	75
Residential real estate:
Residential mortgages	520	558	—	276	—
Home equity	264	285	—	328	—
Commercial and industrial:
Secured	556	556	—	274	12
Unsecured	408	408	—	227	19
Total with no related allowance recorded	3,287	3,558	—	1,895	116

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	—	—	—	—	—
Unsecured	66	66	1	43	7
Total with an allowance recorded	66	66	1	43	7

Total:
Commercial real estate:
Owner occupied	326	538	—	176	10
Non-owner occupied	1,213	1,213	—	614	75
Residential real estate:
Residential mortgages	520	558	—	276	—
Home equity	264	285	—	328	—
Commercial and industrial:
Secured	556	556	—	274	12
Unsecured	474	474	1	270	26
Total	$3,353	$3,624	$1	$1,938	$123

Page -56-

	December 31, 2015			Year Ended December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$384	$564	$—	$412	$10
Non-owner occupied	927	928	—	938	62
Residential real estate:
Residential mortgages	62	73	—	66	—
Home equity	610	700	—	631	—
Commercial and industrial:
Secured	96	96	—	93	6
Unsecured	—	—	—	—	—
Total with no related allowance recorded	2,079	2,361	—	2,140	78

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	318	318	20	320	15
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	—	—	—	—	—
Unsecured	194	194	9	223	17
Total with an allowance recorded	512	512	29	543	32

Total:
Commercial real estate:
Owner occupied	384	564	—	412	10
Non-owner occupied	1,245	1,246	20	1,258	77
Residential real estate:
Residential mortgages	62	73	—	66	—
Home equity	610	700	—	631	—
Commercial and industrial:
Secured	96	96	—	93	6
Unsecured	194	194	9	223	17
Total	$2,591	$2,873	$29	$2,683	$110

Page -57-

	December 31, 2014			Year Ended December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,562	$3,707	$—	$3,974	$113
Non-owner occupied	1,251	1,568	—	961	63
Residential real estate:
Residential mortgages	143	231	—	199	—
Home equity	169	377	—	229	—
Commercial and industrial:
Secured	345	345	—	354	25
Unsecured	—	—	—	—	—
Total with no related allowance recorded	5,470	6,228	—	5,717	201

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	323	323	23	27	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	71	89	72	75	13
Commercial and industrial:
Secured	—	—	—	—	—
Unsecured	337	339	79	206	—
Total with an allowance recorded	731	751	174	308	13

Total:
Commercial real estate:
Owner occupied	3,562	3,707	—	3,974	113
Non-owner occupied	1,574	1,891	23	988	63
Residential real estate:
Residential mortgages	143	231	—	199	—
Home equity	240	466	72	304	13
Commercial and industrial:
Secured	345	345	—	354	25
Unsecured	337	339	79	206	—
Total	$6,201	$6,979	$174	$6,025	$214

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The Bank had no other real estate owned at December 31, 2016 compared to $250,000 at December 31, 2015.

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

Page -58-

The following table presents loans by class modified as troubled debt restructurings during the years indicated:

	Modifications During the Years Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner occupied	—	$—	$—	—	$—	$—	—	$—	$—
Non-owner occupied	—	—	—	—	—	—	1	323	323
Residential real estate:
Residential mortgages	1	252	252	—	—	—	—	—	—
Home equity	1	69	69	—	—	—	1	127	127
Commercial and industrial:
Secured	3	459	459	—	—	—	—	—	—
Unsecured	1	525	525	3	160	160	1	127	127
Installment/consumer loans	—	—	—	—	—	—	1	5	5
Total	6	$1,305	$1,305	3	$160	$160	4	$582	$582

The TDRs described above did not increase the allowance for loan losses during the years ended December 31, 2016, 2015 and 2014.

There were $0.1 million, $0.7 million and $0.5 million of charge-offs related to TDRs during the years ended December 31, 2016, 2015 and 2014, respectively. There was one loan modified as a TDR during 2016 where there was a payment default. This loan has since been brought current. There were no loans modified as TDRs during 2015 and 2014 for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

At December 31, 2016 and 2015, the Company had $0.3 million and $0.1 million, respectively, of nonaccrual TDRs and $2.4 million and $1.7 million, respectively, of performing TDRs. At December 31, 2016 and 2015, total nonaccrual TDRs are secured with collateral that has an appraised value of $1.3 million and $0.3 million, respectively. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the year ended December 31, 2016 that did not meet the definition of a TDR. These loans have a total recorded investment at December 31, 2016 of $38.9 million. These loans were to borrowers who were not experiencing financial difficulties.

Acquired Loans

Loans acquired in a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

In determining the acquisition date fair value of purchased loans, acquired loans are aggregated into pools of loans with common characteristics. Each loan is reviewed at acquisition to determine if it should be accounted for as a loan that has experienced credit deterioration and it is probable that at acquisition, the Company will not be able to collect all the contractual principal and interest due from the borrower. All loans with evidence of deterioration in credit quality are considered purchased credit impaired (“PCI”) loans unless the loan type is specifically excluded from the scope of FASB ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” such as loans with active revolver features or because management has minimal doubt about the collection of the loan.

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

Page -59-

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

At the acquisition date, the PCI loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million; expected cash flows of $28.4 million; and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At December 31, 2016, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $12.2 million and $7.0 million, respectively, with a remaining non-accretable difference of $1.3 million. At December 31, 2015, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $16.7 million and $8.3 million, respectively, with a remaining non-accretable difference of $1.5 million.

At the acquisition date, the PCI loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield. At December 31, 2016, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $12.2 million and $2.3 million, respectively, with a remaining non-accretable difference of $6.9 million. At December 31, 2015, the contractually required principal and interest payments receivable and carrying amount of the purchased credit impaired loans was $22.5 million and $8.2 million, respectively, with a remaining non-accretable difference of $13.3 million.

The following table summarizes the activity in the accretable yield for the purchased credit impaired loans:

	Year Ended December 31,
(In thousands)	2016	2015
Balance at beginning of period	$7,113	$8,432
Accretable discount arising from acquisition of PCI loans	—	259
Accretion	(4,924)	(3,570)
Reclassification from nonaccretable difference during the period	4,492	1,992
Other	234	—
Accretable discount at end of period	$6,915	$7,113

The allowance for loan losses was not increased during the years ended December 31, 2016 and 2015 for those purchased credit impaired loans disclosed above. In addition, no allowances for loan losses were reversed during 2016.

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2016 and 2015.

The following table sets forth selected information about related party loans for the year ended December 31, 2016:

(In thousands)	Balance Outstanding
Balance at January 1, 2016	$22,789
New loans	1,901
Repayments	(2,574)
Balance at December 31, 2016	$22,116

Page -60-

4. PREMISES AND EQUIPMENT

The following table details the components of premises and equipment:

	December 31,
(In thousands)	2016	2015
Land	$7,951	$7,381
Building and improvements	15,272	14,839
Furniture, fixtures and equipment	20,295	22,292
Leasehold improvements	13,562	17,887
	57,080	62,399
Accumulated depreciation and amortization	(21,817)	(22,804)
Total	$35,263	$39,595

Depreciation and amortization amounted to $3.5 million, $3.6 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

FASB ASC No. 350, Intangibles — Goodwill and Other, requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

The Company tested goodwill for impairment during the fourth quarter of 2016. The Company has one reporting unit, Bridge Bancorp. Inc., and evaluated goodwill at that reporting unit level. The Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value and no further testing was required. The results of this assessment indicated that goodwill was not impaired.

Goodwill

The following table reflects the changes in goodwill:

	Year Ended December 31,
(In thousands)	2016	2015
Balance at January 1	$98,445	$9,450
Acquired goodwill	—	88,995
Measurement period adjustments(1)	7,505	—
Impairment	—	—
Balance at December 31	$105,950	$98,445

(1)	See Note 20 for details on the measurement period adjustments.

Acquired Intangible Assets

The following table reflects acquired intangible assets:

	December 31,
	2016		2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$7,211	$2,362	$7,211	$1,186
Non-compete intangible	—	—	2,188	730
Total	$7,211	$2,362	$9,399	$1,916

Page -61-

Aggregate amortization expense for the years ended December 31, 2016, 2015, and 2014 was $2.6 million, $1.4 million, and $0.3 million, respectively.

The following table reflects estimated amortization expense for each of the next five years and thereafter:

(In thousands)	Total
2017	$1,047
2018	917
2019	787
2020	656
2021	531
Thereafter	911
Total	$4,849

6. DEPOSITS

Time Deposits

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2016:

(In thousands)	Total
2017	$98,272
2018	38,660
2019	20,317
2020	5,724
2021	43,388
Thereafter	371
Total	$206,732

The deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2016 and 2015 were $65.4 million and $52.0 million, respectively. Deposits from principal officers, directors and their affiliates at December 31, 2016 and 2015 were approximately $13.9 million and $13.3 million, respectively.

7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $0.7 million at December 31, 2016 and $50.9 million at December 31, 2015. The repurchase agreements were collateralized by investment securities, of which 49% were U.S. GSE residential collateralized mortgage obligations and 51% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.3 million at December 31, 2016 and 96% were U.S. GSE securities and 4% were U.S. GSE residential collateralized mortgage obligations with a carrying amount of $55.9 million at December 31, 2015.

Securities sold under agreements to repurchase are financing arrangements with $0.7 million maturing during the first quarter of 2017. At maturity, the securities underlying the agreements are returned to the Company.

The following table summarizes information concerning securities sold under agreements to repurchase:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Average daily balance during the year	$45,630	$30,317
Average interest rate during the year	0.85%	0.65%
Maximum month-end balance during the year	$51,197	$51,400
Weighted average interest rate at year-end	0.83%	0.64%

The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company’s policies, eligible counterparties are defined and monitored to minimize exposure.

Page -62-

8. FEDERAL HOME LOAN BANK ADVANCES

The following tables set forth the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2019.

(Dollars in thousands)	December 31, 2016
Contractual Maturity	Amount	Weighted Average Rate
Overnight	$175,000	0.74%

2017	294,113	0.82%
2018	25,431	1.05
2019	2,140	1.04
	321,684	0.84%
Total FHLB advances	$496,684	0.80%

(Dollars in thousands)	December 31, 2015
Contractual Maturity	Amount	Weighted Average Rate
Overnight	$—	—%

2016	249,599	0.75%
2017	19,149	0.74
2018	25,781	1.04
2019	2,978	1.08
	297,507	0.78%
Total FHLB advances	$297,507	0.78%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $923.9 million and $666.3 million of residential and commercial mortgage loans under a blanket lien arrangement at December 31, 2016 and 2015, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.22 billion at December 31, 2016.

9. BORROWED FUNDS

Subordinated Debentures

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.5 million at December 31, 2016 and $78.4 million at December 31, 2015.

The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Junior Subordinated Debentures

In December 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (the “TPS”), through its subsidiary, Bridge Statutory Capital Trust II. The TPS have a liquidation amount of $1,000 per security and, prior to May 27, 2016, were convertible into the Company’s common stock, at an effective conversion price of $31 per share. The TPS mature in 2039 but are callable by the Company at par any time after September 30, 2014.

Page -63-

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

The Debentures are included in tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

During the year ended December 31, 2016, 300 shares of TPS with a liquidation amount of $300,000 were converted into 10,344 shares of the Company’s common stock. The conversions are reflected in the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2016. The TPS and Debentures, net totaled $15.2 million at December 31, 2016 and $15.9 million at December 31, 2015.

On December 15, 2016, the Company notified holders of the TPS of the full redemption of the TPS on January 18, 2017. The redemption price equaled the liquidation amount, plus accrued but unpaid interest until but not including the redemption date. TPS not converted into shares of the Company’s common stock on or prior to January 17, 2017 were redeemed as of January 18, 2017. 15,450 shares of TPS with a liquidation amount of $15.5 million were converted into 532,740 shares of the Company’s common stock, which includes 100 shares of TPS with a liquidation amount of $100,000 which were converted into 3,448 shares of the Company’s common stock on December 28, 2016. The remaining 350 shares of TPS with a liquidation amount of $350,000 were redeemed on January 18, 2017.

10. DERIVATIVES

Cash Flow Hedges of Interest Rate Risk

As part of its asset liability management, the Company utilizes interest rate swap agreements to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest rate swaps with notional amounts totaling $175.0 million and $125.0 million as of December 31, 2016 and 2015, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges:

	December 31,
(Dollars in thousands)	2016	2015
Notional amounts	$175,000	$125,000
Weighted average pay rates	1.61%	1.58%
Weighted average receive rates	0.95%	0.51%
Weighted average maturity	2.98 years	3.22 years

Interest expense recorded on these swap transactions totaled $944,000, $657,000 and $470,000 during the years ended December 31, 2016, 2015 and 2014, respectively, and is reported as a component of interest expense on FHLB Advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the year ended December 31, 2016, the Company had $944,000 of reclassifications to interest expense. During the next twelve months, the Company estimates that $805,000 will be reclassified as an increase in interest expense.

Page -64-

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31, 2016, 2015 and 2014:

(In thousands) Interest rate contracts	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of loss reclassified from OCI to interest expense	Amount of loss recognized in other non- interest income (Ineffective Portion)
Year ended December 31, 2016	$1,191	$(944)	$—
Year ended December 31, 2015	$(1,008)	$(657)	$—
Year ended December 31, 2014	$(1,249)	$(470)	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets:

	December 31,
	2016			2015
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$175,000	$1,994	$(1,153)	$100,000	$14	$(713)
Forward starting interest rate swap related to FHLB advances	—	—	—	25,000	—	(595)

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

The following table presents summary information about the interest rate swaps:

	December 31,
(Dollars in thousands)	2016	2015
Notional amounts	$62,472	$56,328
Weighted average pay rates	3.50%	3.39%
Weighted average receive rates	3.50%	3.39%
Weighted average maturity	13.97 years	15.59 years
Fair value of combined interest rate swaps	$—	$—

Credit-Risk-Related Contingent Features

As of December 31, 2016 the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.6 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At December 31, 2016, the Company had received collateral of $1.2 million from its counterparty under these agreements. If the Company had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

Page -65-

11. INCOME TAXES

The following table details the components of income tax expense:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current:
Federal	$14,730	$8,248	$3,926
State	780	1,230	507
Total current	15,510	9,478	4,433
Deferred:
Federal	2,388	1,457	2,187
State	897	(157)	619
Total deferred	3,285	1,300	2,806
Total income tax expense	$18,795	$10,778	$7,239

The following table is a reconciliation of the expected Federal income tax expense at the statutory tax rate to the actual provision:

	Year Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$19,000	35%	$11,161	35%	$7,141	34%
Tax exempt interest	(986)	(2)	(927)	(3)	(665)	(3)
State taxes, net of federal income tax benefit	1,090	2	1,087	3	743	4
Other	(309)	—	(543)	(1)	20	—
Income tax expense	$18,795	35%	$10,778	34%	$7,239	35%

The following table summarizes the composition of deferred tax assets and liabilities:

	December 31,
(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses and off-balance sheet credit exposure	$11,401	$9,154
Net unrealized losses on securities	6,019	3,224
Compensation and related benefit obligations	2,226	1,435
Purchase accounting fair value adjustments	14,376	15,942
Net change in pension and other post-retirement benefits plans	3,249	2,811
Net operating loss carryforward	2,470	1,955
Net loss on cash flow hedges	-	524
Other	756	672
Total deferred tax assets	40,497	35,717

Deferred tax liabilities:
Pension and SERP expense	(4,715)	(4,142)
Depreciation	(1,537)	(1,828)
REIT undistributed net income	(86)	(482)
Net deferred loan costs and fees	(1,844)	(1,416)
Net gain on cash flow hedges	(341)	-
State and local taxes	(1,862)	(1,541)
Other	(179)	-
Total deferred tax liabilities	(10,564)	(9,409)
Net deferred tax asset	$29,933	$26,308

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State and City of New York and the State of New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2013. There are no unrecorded tax benefits and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

Page -66-

Tax laws were enacted in 2014 and 2015 that changed the manner in which financial institutions and their affiliates are taxed in New York State and New York City, effective January 1, 2015. The initial impact of enactment of these tax law changes on the carrying amount of the Company’s deferred tax assets and liabilities was immaterial to the consolidated financial statements.

In connection with the acquisitions of HSB and FNBNY, the Company acquired net operating loss (“NOL”) carryfowards subject to Internal Revenue Code Section 382. The Company recorded a deferred tax asset that it expects to realize within the carryfoward period. At December 31, 2016, the remaining NOL carryforward was $4.0 million. In connection with the CNB acquisition, the Company acquired New York State and New York City net operating losses in the amount of $14.8 million and $6.2 million, respectively. The Company recorded a deferred tax asset that it expects to realize within the carryforward period.

12. EMPLOYEE BENEFITS

Pension Plan and Supplemental Executive Retirement Plan

The Bank maintains a noncontributory pension plan (the “Plan”) covering all eligible employees. The Bank uses a December 31st measurement date for this plan in accordance with FASB ASC 715-30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension”. During 2012, the Company amended the pension plan revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered employees. Additionally, new employees hired on or after October 1, 2012 are not eligible for the pension plan.

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

The following table provides information about changes in obligations and plan assets of the defined benefit pension plan and the defined benefit plan component of the SERP:

	Pension Benefits		SERP Benefits
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$18,515	$18,960	$2,555	$2,457
Service cost	1,153	1,134	176	168
Interest cost	794	706	105	91
Benefits paid and expected expenses	(279)	(264)	(112)	(112)
Assumption changes and other	661	(2,021)	280	(49)
Benefit obligation at end of year	$20,844	$18,515	$3,004	$2,555

Change in plan assets:
Fair value of plan assets at beginning of year	$24,562	$23,887	$—	$—
Actual return on plan assets	1,416	(60)	—	—
Employer contribution	2,215	999	112	112
Benefits paid and actual expenses	(279)	(264)	(112)	(112)
Fair value of plan assets at end of year	$27,914	$24,562	$—	$—

Funded status at end of year	$7,070	$6,047	$(3,004)	$(2,555)

The following table presents amounts recognized in accumulated other comprehensive income at December 31:

	Pension Benefits		SERP Benefits
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Net actuarial loss	$7,874	$7,108	$800	$546
Prior service cost	(715)	(792)	—	—
Transition obligation	—	—	32	60
Net amount recognized	$7,159	$6,316	$832	$606

The accumulated benefit obligation was $19.4 million for the pension plan and $2.2 million for the SERP as of December 31, 2016. As of December 31, 2015, the accumulated benefit obligation was $17.1 million for the pension plan and $1.9 million for the SERP.

Page -67-

The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	Pension Benefits			SERP Benefits
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$1,153	$1,134	$905	$176	$168	$132
Interest cost	794	706	639	105	91	88
Expected return on plan assets	(1,927)	(1,838)	(1,625)	—	—	—
Amortization of net loss	406	376	27	27	32	—
Amortization of prior service credit	(77)	(77)	(77)	—	—	—
Amortization of transition obligation	—	—	—	28	28	28
Net periodic benefit cost (credit)	$349	$301	$(131)	$336	$319	$248

Net loss (gain)	$1,172	$(123)	$5,099	$280	$(48)	$430
Amortization of net loss	(406)	(376)	(27)	(27)	(32)	—
Amortization of prior service credit	77	77	77	—	—	—
Amortization of transition obligation	—	—	—	(28)	(27)	(27)
Total recognized in other comprehensive income	$843	$(422)	$5,149	$225	$(107)	$403

The estimated net loss and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $450,000 and $77,000, respectively. The estimated net loss and transition obligation for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $51,000 and $28,000, respectively.

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

	Pension Benefits			SERP Benefits
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.05%	4.30%	3.90%	4.01%	4.20%	3.80%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.30%	3.90%	4.90%	4.20%	3.80%	4.70%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Expected long-term rate of return	7.50	7.50	7.50	—	—	—

Plan Assets

The Plan seeks to provide retirement benefits to the employees of the Bank who are entitled to receive benefits under the Plan. The Plan Assets are overseen by a Committee comprised of management, who meet semi-annually, and sets the investment policy guidelines.

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

The weighted average expected long term rate-of-return is estimated based on current trends in Plan assets as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long term rate of return considers historical returns for the S&P 500 index and corporate bonds from 1926 to 2015 representing cumulative returns of approximately 10% and 5%, respectively. These returns were considered along with the target allocations of asset categories.

Page -68-

The following table indicates the target allocations for Plan assets:

	Target Allocation	Percentage of Plan Assets At December 31,		Weighted-Average Expected Long- term Rate of
Asset Category	2017	2016	2015	Return
Cash Equivalents	0 – 5%	3.0%	4.6%	—
Equity Securities	45 - 65%	64.0%	62.2%	10.0%
Fixed income securities	35 - 55%	33.0%	33.2%	5.0%
Total		100.0%	100.0%

Except for pooled vehicles and mutual funds, which are governed by the prospectus, and unless expressly authorized by management, the Plan and its investment managers are prohibited from purchasing the following investments: letter stock, private placements, or direct payments; securities not readily marketable; Bridge Bancorp, Inc. stock.; pledging or hypothecating securities, except for loans of securities that are fully collateralized; purchasing or selling derivative securities for speculation or leverage; and investments by the investment managers in their own securities, their affiliates or subsidiaries (excluding money market funds).

Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels are described in Note 15.

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Investments valued using the Net Asset Value (“NAV”) are classified as level 2 if the Plan can redeem its investment with the investee at the NAV at the measurement date. If the Plan can never redeem the investment with the investee at the NAV, it is considered as level 3. If the Plan can redeem the investment at the NAV at a future date, the Plan's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset.

In accordance with FASB ASC 715-20, the following table represents the Plan’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016:
		Fair Value Measurements Using:
(Dollars in thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$—	$—	$—
Short term investment funds	822	—	822
Total cash and cash equivalents	822	—	822
Equities:
U.S. large cap	8,950	8,950	—
U.S. mid cap/small cap	3,038	3,038	—
International	5,770	5,770	—
Equities blend	124	124	—
Total equities	17,882	17,882	—
Fixed income securities:
Government issues	1,948	1,706	242
Corporate bonds	1,795	—	1,795
Mortgage backed	960	—	960
High yield bonds and bond funds	4,507	—	4,507
Total fixed income securities	9,210	1,706	7,504
Total plan assets	$27,914	$19,588	$8,326

Page -69-

	December 31, 2015
		Fair Value Measurements Using:
(Dollars in thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$1,129	$1,129	$—
Short term investment funds	21	—	21
Total cash and cash equivalents	1,150	1,129	21
Equities:
U.S. large cap	7,472	7,472	—
U.S. mid cap/small cap	2,259	2,259	—
International	4,390	4,390	—
Equities blend	1,151	1,151	—
Total equities	15,272	15,272	—
Fixed income securities:
Government issues	1,329	984	345
Corporate bonds	1,308	—	1,308
Mortgage backed	562	—	562
High yield bonds and bond funds	4,941	—	4,941
Total fixed income securities	8,140	984	7,156
Total plan assets	$24,562	$17,385	$7,177

The Company has no minimum required pension contribution due to the overfunded status of the plan.

Estimated Future Payments

The following table summarizes benefits expected to be paid under the pension plan and SERP as of December 31, 2016, which reflect expected future service:

Pension and SERP Payments
Year	(in thousands)
2017	$574
2018	677
2019	740
2020	908
2021	1,005
2022-2026	6,476

401(k) Plan

The Company provides a 401(k) plan which covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $18,000 for the calendar year ended December 31, 2016. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2016, 2015 and 2014 the Bank made cash contributions of $786,000, $623,000, and $530,000, respectively. The 401(k) plan also includes a discretionary profit-sharing component. The Company made discretionary profit sharing contributions of $424,000 in 2016, $276,000 in 2015 and $247,000 in 2014.

Equity Incentive Plan

The Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (the “2012 Equity Incentive Plan”) provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The plan superseded the Bridge Bancorp, Inc. 2006 Equity Incentive Plan. The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2012 Equity Incentive Plan is 525,000 plus 278,385 shares that were remaining under the 2006 Equity Incentive Plan. Of the total 803,385 shares of common stock approved for issuance under the 2012 Equity Incentive Plan, 503,705 shares remain available for issuance at December 31, 2016, including shares that may be granted in the form of restricted stock awards or restricted stock units.

Page -70-

The Compensation Committee of the Board of Directors determines awards under the 2012 Equity Incentive Plan. The Company accounts for the 2012 Equity Incentive Plan under FASB ASC No. 718.

Stock Options

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. No new grants of stock options were awarded during the years ended December 31, 2016, 2015 and 2014 and there was no compensation expense attributable to stock options for the years ended December 31, 2016, 2015 and 2014 because all stock options were vested.

The following tables summarize stock option activity for the year ended December 31, 2016:

(Dollars in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2016	23,725	$25.25
Exercised	(23,725)	$25.25
Outstanding, December 31, 2016	—

	Year Ended December 31,
(In thousands)	2016	2015	2014
Intrinsic value of options exercised	$115	$52	$4
Cash received from options exercised	62	80	4
Tax benefit realized from option exercised	—	—	—

Restricted Stock Awards

The following table summarizes the unvested restricted stock activity for the year ended December 31, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2016	281,076	$23.46
Granted	69,309	$27.99
Vested	(41,727)	$22.42
Forfeited	(6,667)	$25.95
Unvested, December 31, 2016	301,991	$24.59

During the year ended December 31, 2016, the Company granted restricted stock awards of 69,309 shares. Of the 69,309 shares granted, 36,000 shares vest over seven years with a third vesting after years five, six and seven, 27,709 shares vest over five years with a third vesting after years three, four and five, and 5,600 shares vest ratably over 3 years. During the year ended December 31, 2015, the Company granted restricted stock awards of 71,187 shares. Of the 71,187 shares granted, 30,625 shares vest over seven years with a third vesting after years five, six and seven, 24,812 shares vest over five years with a third vesting after years three, four and five, 10,550 shares vest ratably over five years, 4,000 shares vest ratably over 3 years and 1,200 shares vest ratably over two years. During the year ended December 31, 2014, the Company granted restricted stock awards of 80,273 shares. Of the 80,273 shares granted, 53,425 shares vest over seven years with a third vesting after years five, six and seven, 20,598 shares vest over five years with a third vesting after years three, four and five and 6,250 shares vest ratably over two years. Compensation expense attributable to these awards was $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014, was $935,000, $732,000 and $579,000, respectively. As of December 31, 2016, there was $4.4 million of total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2012 Equity Incentive Plan and the 2006 Equity Incentive Plan. The cost is expected to be recognized over a weighted-average period of 4.06 years.

Restricted Stock Units

Effective in 2015, the Board revised the design of the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers to include performance based awards. The LTI Plan includes 60% performance vested awards based on 3-year relative Total Shareholder Return to the proxy peer group and 40% time vested awards. The awards are in the form of restricted stock units which cliff vest after five years and require an additional two year holding period before being delivered in shares of common stock. The Company recorded expense of $193,000 and $81,000 in connection with these awards for the years ended December 31, 2016 and 2015, respectively.

Page -71-

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $493,000, $342,000 and $147,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

13. EARNINGS PER SHARE

FASB ASC No. 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”).  The restricted stock awards and certain restricted stock units granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities.  The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

The following is a reconciliation of earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Net income	$35,491	$21,111	$13,763
Dividends paid on and earnings allocated to participating securities	(732)	(451)	(319)
Income attributable to common stock	$34,759	$20,660	$13,444

Weighted average common shares outstanding, including participating securities	17,670	14,792	11,633
Weighted average participating securities	(366)	(319)	(278)
Weighted average common shares outstanding	17,304	14,473	11,355
Basic earnings per common share	$2.01	$1.43	$1.18

Income attributable to common stock	$34,759	$20,660	$13,444
Impact of assumed conversions - interest on 8.5% trust preferred securities	878	—	—
Income attributable to common stock including assumed conversions	$35,637	$20,660	$13,444

Weighted average common shares outstanding	17,304	14,473	11,355
Incremental shares from assumed conversions of options and restricted stock units	13	4	—
Incremental shares from assumed conversions of 8.5% trust preferred securities	534	—	—
Weighted average common and equivalent shares outstanding	17,851	14,477	11,355
Diluted earnings per common share	$2.00	$1.43	$1.18

There were no stock options that were antidilutive at December 31, 2016 and 2015. At December 31, 2014, there were 39,870 stock options outstanding that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The $15.7 million in convertible trust preferred securities outstanding at December 31, 2016 were dilutive for the year ended December 31, 2016 and therefore were included in the computation of diluted EPS. The $16.0 million in convertible trust preferred securities outstanding at December 31, 2015 and 2014 were not included in the computation of diluted earnings per share for the years then ended because the assumed conversion of the trust preferred securities was antidilutive during those years.

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

Page -72-

Leases

At December 31, 2016, the Company was obligated to make minimum annual rental payments under non-cancelable operating leases for its premises. Projected minimum rental payments under existing leases are as follows:

Amount
Year	(In thousands)
2017	$7,201
2018	6,336
2019	5,853
2020	5,231
2021	4,795
Thereafter	20,285
Total	$49,701

Certain leases contain rent escalation clauses which are reflected in the amounts listed above. In addition, certain leases provide for additional payments based on real estate taxes, interest and other charges. Certain leases contain renewal options which are not reflected in the table. Rent expense under operating leases for the years ended December 31, 2016, 2015 and 2014 totaled $6.8 million, $5.3 million, and $3.4 million, respectively, net of subleases.

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

The following represents commitments outstanding:

	December 31,
(In thousands)	2016	2015
Standby letters of credit	$21,507	$14,930
Loan commitments outstanding (1)	66,779	46,034
Unused lines of credit	466,271	418,596
Total commitments outstanding	$554,557	$479,560

(1)	Of the $66.8 million of loan commitments outstanding at December 31, 2016, $21.2 million are fixed rate commitments and $45.6 million are variable rate commitments. Of the $46.0 million of loan commitments outstanding at December 31, 2015, $13.1 million are fixed rate commitments and $32.9 million are variable rate commitments.

Litigation

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Other

During 2016, the Bank was required to maintain certain cash balances with the Federal Reserve Bank of New York (“FRB”) for reserve and clearing requirements. The required cash balance at December 31, 2016 was $7.3 million. During 2016, the FRB offered higher interest rates on overnight deposits compared to the Bank’s correspondent banks. Therefore, the Bank invested overnight with the FRB and the average balance maintained during 2016 was $23.1 million.

During 2016 and 2015, the Bank maintained an overnight line of credit with the FHLB. The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2016, the Bank had aggregate lines of credit of $349.5 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $329.5 million is available on an unsecured basis. As of December 31, 2016, the Bank had $100.0 million of such borrowings outstanding.

Page -73-

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2016, there was up to $1.22 billion available for transactions under this agreement, assuming availability of required collateral.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
		Fair Value Measurements Using:
(In thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$63,649		$63,649
State and municipal obligations	116,165		116,165
U.S. GSE residential mortgage-backed securities	158,048		158,048
U.S. GSE residential collateralized mortgage obligations	367,511		367,511
U.S. GSE commercial mortgage-backed securities	6,307		6,307
U.S. GSE commercial collateralized mortgage obligations	55,192		55,192
Other asset backed securities	22,553		22,553
Corporate bonds	30,297		30,297
Total available for sale securities	$819,722		$819,722
Derivatives	$2,510		$2,510

Financial liabilities:
Derivatives	$1,670		$1,670

Page -74-

	December 31, 2015
		Fair Value Measurements Using:
(In thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$62,674		$62,674
State and municipal obligations	87,935		87,935
U.S. GSE residential mortgage-backed securities	200,264		200,264
U.S. GSE residential collateralized mortgage obligations	317,878		317,878
U.S. GSE commercial mortgage-backed securities	12,418		12,418
U.S. GSE commercial collateralized mortgage obligations	64,198		64,198
Other asset backed securities	22,371		22,371
Corporate bonds	32,465		32,465
Total available for sale securities	$800,203		$800,203
Derivatives	$779		$779

Financial liabilities:
Derivatives	$2,073		$2,073

The following tables summarize assets measured at fair value on a non-recurring basis:

	December 31, 2016
		Fair Value Measurements Using:
(In thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$64			$64

	December 31, 2015
		Fair Value Measurements Using:
(In thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$483			$483
Other real estate owned	250			250

Impaired loans with an allocated allowance for loan losses at December 31, 2016 had a carrying amount of $0.06 million, which is made up of the outstanding balance of $0.07 million, net of a valuation allowance of $0.01 million. This resulted in an additional provision for loan losses of $0.01 million that is included in the amount reported on the Consolidated Statements of Income. Impaired loans with an allocated allowance for loan losses at December 31, 2015, had a carrying amount of $0.5 million, which is made up of the outstanding balance of $0.5 million, net of a valuation allowance of $0.03 million. This resulted in an additional provision for loan losses of $0.03 million that is included in the amount reported on the Consolidated Statements of Income.

There was no other real estate owned at December 31, 2016. Other real estate owned at December 31, 2015 had a carrying amount of $0.3 million and no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income.

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

Deposits: The estimated fair values of certificates of deposit are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for certificate of deposit maturities resulting in a Level 2 classification. Stated value is fair value for all other deposits resulting in a Level 1 classification.

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

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value resulting in a Level 1, 2 or 3 classification consistent with the underlying asset or liability the interest is associated with.

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2016 and 2015.

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

The following tables summarize the estimated fair values and recorded carrying amounts of the Company’s financial instruments at December 31, 2016 and 2015:

	December 31, 2016
		Fair Value Measurement Using:
(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and due from banks	$102,280	$102,280	$—	$—	$102,280
Interest bearing deposits with banks	11,558	11,558	—	—	11,558
Securities available for sale	819,722	—	819,722	—	819,722
Securities restricted	34,743	n/a	n/a	n/a	n/a
Securities held to maturity	223,237	—	222,878	—	222,878
Loans, net	2,574,536	—	—	2,542,395	2,542,395
Derivatives	2,510	—	2,510	—	2,510
Accrued interest receivable	10,233	—	3,480	6,753	10,233

Financial liabilities:
Certificates of deposit	206,732	—	206,026	—	206,026
Demand and other deposits	2,719,277	2,719,277	—	—	2,719,277
Federal funds purchased	100,000	100,000	—	—	100,000
Federal Home Loan Bank advances	496,684	175,000	321,249	—	496,249
Repurchase agreements	674	—	674	—	674
Subordinated debentures	78,502	—	—	78,303	78,303
Junior subordinated debentures	15,244	—	—	15,258	15,258
Derivatives	1,670	—	1,670	—	1,670
Accrued interest payable	1,849	87	316	1,446	1,849

Page -77-

	December 31, 2015
		Fair Value Measurement Using:
(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and due from banks	$79,750	$79,750	$—	$—	$79,750
Interest bearing deposits with banks	24,408	24,408	—	—	24,408
Securities available for sale	800,203	—	800,203	—	800,203
Securities restricted	24,788	n/a	n/a	n/a	n/a
Securities held to maturity	208,351	—	210,003	—	210,003
Loans, net	2,390,030	—	—	2,379,171	2,379,171
Derivatives	779	—	779	—	779
Accrued interest receivable	9,270	—	3,228	6,042	9,270

Financial liabilities:
Certificates of deposit	292,855	—	293,368	—	293,368
Demand and other deposits	2,550,770	2,550,770	—	—	2,550,770
Federal funds purchased	120,000	120,000	—	—	120,000
Federal Home Loan Bank advances	297,507	—	298,015	—	298,015
Repurchase agreements	50,891	—	51,480	—	51,480
Subordinated debentures	78,363	—	—	78,830	78,830
Junior subordinated debentures	15,878	—	—	16,566	16,566
Derivatives	2,073	—	2,073	—	2,073
Accrued interest payable	1,644	93	329	1,222	1,644

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at December 31, 2016 and 2015.

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

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

Page -78-

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at December 31, 2016 and 2015.

	December 31, 2016
					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$312,731	10.8%	$130,065	4.5%	n/a	n/a
Bank	378,352	13.1	130,054	4.5	$187,856	6.5%
Total capital to risk weighted assets:
Consolidated	434,184	15.0	231,226	8.0	n/a	n/a
Bank	404,532	14.0	231,208	8.0	289,010	10.0
Tier 1 capital to risk weighted assets:
Consolidated	328,004	11.3	173,419	6.0	n/a	n/a
Bank	378,352	13.1	173,406	6.0	231,208	8.0
Tier 1 capital to average assets:
Consolidated	328,004	8.6	152,391	4.0	n/a	n/a
Bank	378,352	9.9	152,382	4.0	190,478	5.0

	December 31, 2015
					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$249,921	9.3%	$121,074	4.5%	n/a	n/a
Bank	319,351	11.9	121,074	4.5	$174,884	6.5%
Total capital to risk weighted assets:
Consolidated	366,393	13.6	215,243	8.0	n/a	n/a
Bank	340,371	12.7	215,242	8.0	269,053	10.0
Tier 1 capital to risk weighted assets:
Consolidated	265,373	9.9	161,432	6.0	n/a	n/a
Bank	319,351	11.9	161,432	6.0	215,242	8.0
Tier 1 capital to average assets:
Consolidated	265,373	7.6	140,490	4.0	n/a	n/a
Bank	319,351	9.1	140,492	4.0	175,615	5.0

17. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bridge Bancorp, Inc. (Parent Company only) follows:

Condensed Balance Sheets

	December 31,
(In thousands)	2016	2015
Assets:
Cash and cash equivalents	$29,049	$25,475
Other assets	228	16
Investment in the Bank	474,035	411,106
Total assets	$503,312	$436,597

Liabilities and stockholders’ equity:
Subordinated debentures	$78,502	$78,363
Junior subordinated debentures	15,244	15,878
Other liabilities	1,579	1,228
Total liabilities	95,325	95,469

Total stockholders’ equity	407,987	341,128
Total liabilities and stockholders’ equity	$503,312	$436,597

Page -79-

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2016	2015	2014
Dividends from the Bank	$14,800	$10,000	$—
Interest expense	5,903	2,626	1,365
Non-interest expense	260	73	86
Income (loss) before income taxes and equity in undistributed earnings of the Bank	8,637	7,301	(1,451)
Income tax benefit	(2,126)	(933)	(463)
Income (loss) before equity in undistributed earnings of the Bank	10,763	8,234	(988)
Equity in undistributed earnings of the Bank	24,728	12,877	14,751
Net income	$35,491	$21,111	$13,763

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$35,491	$21,111	$13,763
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of the Bank	(24,728)	(12,877)	(14,751)
Amortization	152	44	5
(Increase) decrease in other assets	(212)	72	76
Increase (decrease) in other liabilities	351	1,228	(48)
Net cash provided by (used in) operating activities	11,054	9,578	(955)

Cash flows from investing activities:
Investment in the Bank	(39,500)	(50,000)	(24,000)
Cash in lieu of fractional shares for business acquisition	—	—	(1)
Net cash used in investing activities	(39,500)	(50,000)	(24,001)

Cash flows from financing activities:
Net proceeds from issuance of subordinated debentures	—	78,324	—
Repayment of acquired unsecured debt	—	—	(1,450)
Net proceeds from issuance of common stock	48,442	779	631
Net proceeds from exercise of stock options	62	80	7
Repurchase of surrendered stock from vesting of restricted stock awards	(344)	(228)	(173)
Excess tax benefit from share based compensation	—	50	36
Cash dividends paid	(16,140)	(13,415)	(10,657)
Other, net	—	(303)	(192)
Net cash provided by (used in) financing activities	32,020	65,287	(11,798)

Net increase (decrease) in cash and cash equivalents	3,574	24,865	(36,754)
Cash and cash equivalents at beginning of year	25,475	610	37,364
Cash and cash equivalents at end of year	$29,049	$25,475	$610

Page -80-

18. OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of other comprehensive (loss) income and related income tax effects:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Unrealized holding (losses) gains on available for sale securities	$(6,428)	$(2,489)	$13,315
Reclassification adjustment for (gains) losses realized in income	(449)	8	1,090
Income tax effect	2,795	1,047	(5,718)
Net change in unrealized (losses) gains on available for sale securities	(4,082)	(1,434)	8,687

Unrealized net (loss) gain arising during the period	(1,452)	196	(5,529)
Reclassification adjustment for amortization realized in income	384	358	(23)
Income tax effect	438	(174)	2,204
Net change in post-retirement obligation	(630)	380	(3,348)

Change in fair value of derivatives used for cash flow hedges	1,191	(1,008)	(1,249)
Reclassification adjustment for losses realized in income	944	657	470
Income tax effect	(865)	150	309
Net change in unrealized gain (loss) on cash flow hedges	1,270	(201)	(470)

Other comprehensive (loss) income	$(3,442)	$(1,255)	$4,869

The following is a summary of the accumulated other comprehensive loss balances, net of income tax at the dates indicated:

(In thousands)	December 31, 2015	Other Comprehensive (Loss) Income	December 31, 2016
Unrealized losses on available for sale securities	$(4,741)	$(4,082)	$(8,823)
Unrealized losses on pension benefits	(4,111)	(630)	(4,741)
Unrealized (losses) gains on cash flow hedges	(770)	1,270	500
Accumulated other comprehensive loss	$(9,622)	$(3,442)	$(13,064)

The following represents the reclassifications out of accumulated other comprehensive (loss) income:

	Year Ended December 31,			Affected Line Item in the
(In thousands)	2016	2015	2014	Consolidated Statements of Income
Realized gains (losses) on sale of available for sale securities	$449	$(8)	$(1,090)	Net securities gain (losses)
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	77	77	77	Salaries and employee benefits
Transition obligation	(28)	(27)	(27)	Salaries and employee benefits
Actuarial losses	(433)	(408)	(27)	Salaries and employee benefits
Realized losses on cash flow hedges	(944)	(657)	(470)	Interest expense
Total reclassifications, before income tax	$(879)	$(1,023)	$(1,537)
Income tax benefit	356	414	611	Income tax expense
Total reclassifications, net of income tax	$(523)	$(609)	$(926)

Page -81-

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected Consolidated Quarterly Financial Data

	2016 Quarter Ended
(In thousands, except per share amounts)	March 31,		June 30,		September 30,		December 31,
Interest income	$33,607		$34,733		$34,761		$34,615
Interest expense	4,175		4,143		4,077		4,450
Net interest income	29,432		30,590		30,684		30,165
Provision for loan losses	1,250		900		2,000		1,400
Net interest income after provision for loan losses	28,182		29,690		28,684		28,765
Non-interest income	3,995		4,269		4,034		3,748
Non-interest expense	18,907	(1)	20,441		19,204		18,529	(2)
Income before income taxes	13,270		13,518		13,514		13,984
Income tax expense	4,644		4,664		4,663		4,824
Net income	$8,626		$8,854		$8,851		$9,160
Basic earnings per share	$0.49		$0.51		$0.50		$0.50
Diluted earnings per share	$0.49		$0.50		$0.50		$0.50

	2015 Quarter Ended
(In thousands, except per share amounts)	March 31,		June 30,		September 30,		December 31,
Interest income	$20,507		$22,380		$31,744		$31,609
Interest expense	1,812		1,953		2,659		3,705
Net interest income	18,695		20,427		29,085		27,904
Provision for loan losses	800		700		1,500		1,000
Net interest income after provision for loan losses	17,895		19,727		27,585		26,904
Non-interest income	2,804		2,527		3,926		3,411
Non-interest expense	13,310	(3)	22,034	(4)	19,373	(5)	18,173	(6)
Income before income taxes	7,389		220		12,138		12,142
Income tax expense	2,626		(243)		4,248		4,147
Net income	$4,763		$463		$7,890		$7,995
Basic earnings per share	$0.41		$0.04		$0.45		$0.46
Diluted earnings per share	$0.41		$0.04		$0.45		$0.46

(1)	2016 amount includes reversal of costs associated with the CNB and FNBNY acquisitions of $0.3 million.
(2)	2016 amount includes reversal of costs associated with the CNB and FNBNY acquisitions of $0.7 million.
(3)	2015 amount includes costs associated with the CNB acquisition of $0.2 million.
(4)	2015 amount includes costs associated with the CNB acquisition of $8.2 million.
(5)	2015 amount includes costs associated with the CNB acquisition of $0.9 million.
(6)	2015 amount includes costs associated with the CNB acquisition of $0.5 million.

20. BUSINESS COMBINATIONS

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

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The operating results of the Company for the years ended December 31, 2016 and 2015 include the operating results of CNB since the acquisition date of June 19, 2015.

Page -82-

The following table summarizes the finalized fair values of the assets acquired and liabilities assumed on June 19, 2015:

		Measurement
	As Initially	Period
(In thousands)	Reported	Adjustments(1)	As Adjusted
Cash and due from banks	$24,628	$-	$24,628
Securities	90,109	-	90,109
Loans	736,348	(6,935)	729,413
Bank owned life insurance	21,445	-	21,445
Premises and equipment	6,398	(5,122)	1,276
Other intangible assets	6,698	-	6,698
Other assets	14,484	7,245	21,729
Total assets acquired	$900,110	$(4,812)	$895,298

Deposits	$786,853	$-	$786,853
Federal Home Loan Bank term advances	35,581	-	35,581
Other liabilities and accrued expenses	5,647	6,214	11,861
Total liabilities assumed	$828,081	$6,214	$834,295

Net assets acquired	72,029	(11,026)	61,003
Consideration paid	157,503	-	157,503
Goodwill recorded on acquisition	$85,474	$11,026	$96,500

(1)	Explanation of measurement period adjustments:

Loans – represents adjustments to the initial fair values related to certain purchased credit impaired loans based on the finalization of the initial provisional analyses.

Premises and equipment – represents write down to estimated fair value based on the final valuation performed on leasehold improvements.

Other assets – represents adjustments to the net deferred tax asset resulting from the adjustments to the initial fair values related to acquired assets and liabilities assumed.

Other liabilities and accrued expenses – represents adjustments to the initial fair values reported to adjust other liabilities to estimated fair value and record certain liabilities directly related to the CNB acquisition.

Page -83-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Board of Directors
Bridge Bancorp, Inc.
Bridgehampton, New York

We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Bridge Bancorp, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bridge Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report By Management On Internal Control Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Bridge Bancorp, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Bancorp, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Bridge Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

New York, New York
March 10, 2017

Page -84-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2016, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe Horwath LLP appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017 and is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017 and is incorporated herein by reference thereto.

Page -85-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017 and is incorporated herein by reference thereto.

Set forth below is certain information as of December 31, 2016, regarding the Company’s equity compensation plans that have been approved by stockholders. The Company does not have any equity compensation plans that have not been approved by shareholders.

Equity compensation plan approved by stockholders	Number of securities to be issued upon exercise of outstanding options and awards	Weighted average exercise price with respect to outstanding stock options	Number of securities remaining available for issuance under the Plan
2006 Equity Incentive Plan	62,598	—	—
2012 Equity Incentive Plan	355,530	—	503,705
Total	418,128	—	503,705

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017 and is incorporated herein by reference thereto.

Item 14. Principal Accountant Fees and Services

“Item 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm,” “Fees Paid to Crowe Horwath, LLP” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services of Independent Registered Public Accounting Firm” will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017, and is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following Consolidated Financial Statements, including notes thereto, and financial schedules of the Company, required in response to this item are included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Part II, Item 8, “Financial Statements and Supplementary Data.”

3.	Exhibits

See Exhibit Index on page 88.

Page -86-

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 10, 2017	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

March 10, 2017	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer

March 10, 2017	/s/ Katherine A. O’Brien
Katherine A. O’Brien
Vice President, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2017	/s/ Marcia Z. Hefter	Director
Marcia Z. Hefter

March 10, 2017	/s/ Dennis A. Suskind	Director
Dennis A. Suskind

March 10, 2017	/s/ Kevin M. O’Connor	Director
Kevin M. O’Connor

March 10, 2017	/s/ Emanuel Arturi	Director
Emanuel Arturi

March 10, 2017	/s/ Charles I. Massoud	Director
Charles I. Massoud

March 10, 2017	/s/ Albert E. McCoy Jr.	Director
Albert E. McCoy Jr.

March 10, 2017	/s/ Howard H. Nolan	Director
Howard H. Nolan

March 10, 2017	/s/ Rudolph J. Santoro	Director
Rudolph J. Santoro

March 10, 2017	/s/ Thomas J. Tobin	Director
Thomas J. Tobin

March 10, 2017	/s/ Raymond A. Nielsen	Director
Raymond A. Nielsen

March 10, 2017	/s/ Daniel Rubin	Director
Daniel Rubin

March 10, 2017	/s/ Christian Yegen	Director
Christian Yegen

Page -87-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Registrant’s amended Form 10, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10, File No. 0-18546, filed August 13, 1999)	*

3.1(ii)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 0-18546, filed November 18, 2008)	*

3.2	Revised By-laws of the Registrant (incorporated by reference to Registrant’s Form 8-K, File No. 1-34096, filed July 3, 2013)	*

10.1	Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed June 27, 2012 and Exhibit 10.1 to the Registrant’s Quarterly Reports on Form 10-Q, File No. 0-18546, filed May 10 and August 8, 2016)	*

10.2	Employment Contract – Kevin M. O’Connor (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 9, 2007)	*

10.3	Form of Change in Control Agreement entered into with Messrs. McCaffery, Manseau and Santacroce (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 16, 2015)	*

10.4	Equity Incentive Plan (incorporated by reference to Registrant’s Form S-8, File No. 0-18546, filed August 14, 2006)	*

10.5	Supplemental Executive Retirement Plan (Revised for 409A) (incorporated by reference to Registrant’s Form 10-K, File No. 0-18546, filed March 14, 2008)	*

10.6	2012 Stock-Based Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 0-18546, filed April 2, 2012)	*

10.7	Bridge Bancorp, Inc. Amended and Restated Directors Deferred Compensation Plan

21.1	Subsidiaries of Bridge Bancorp, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

101	The following financial statements from Bridge Bancorp, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2016, filed on March 10, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
*	Denotes incorporated by reference.

Page -88-