Form 10-Q
period 2017-03-31
BRIDGE BANCORP INC
filed 2017-05-09
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 19,703,865 shares of common stock outstanding as of April 28, 2017.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$47,541	$102,280
Interest earning deposits with banks	23,423	11,558
Total cash and cash equivalents	70,964	113,838

Securities available for sale, at fair value	823,515	819,722
Securities held to maturity (fair value of $214,622 and $222,878, respectively)	214,961	223,237
Total securities	1,038,476	1,042,959

Securities, restricted	35,249	34,743

Loans held for investment	2,657,519	2,600,440
Allowance for loan losses	(26,618)	(25,904)
Loans, net	2,630,901	2,574,536

Premises and equipment, net	35,124	35,263
Accrued interest receivable	10,259	10,233
Goodwill	105,950	105,950
Other intangible assets	5,649	5,824
Prepaid pension	7,112	7,070
Bank owned life insurance	85,803	85,243
Other assets	39,491	38,911
Total Assets	$4,064,978	$4,054,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	$1,087,434	$1,151,268
Savings, NOW and money market deposits	1,685,546	1,568,009
Certificates of deposit of $100,000 or more	131,193	126,198
Other time deposits	78,694	80,534
Total deposits	2,982,867	2,926,009

Federal funds purchased	50,000	100,000
Federal Home Loan Bank advances	491,177	496,684
Repurchase agreements	707	674
Subordinated debentures, net	78,537	78,502
Junior subordinated debentures, net	-	15,244
Other liabilities and accrued expenses	32,232	29,470
Total Liabilities	3,635,520	3,646,583

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	-	-
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,698,265 and 19,106,246 shares issued, respectively; and 19,697,657 and 19,100,389 shares outstanding, respectively)	197	191
Surplus	344,842	329,427
Retained earnings	96,224	91,594
Treasury stock at cost, 608 and 5,857 shares, respectively	(22)	(161)
	441,241	421,051
Accumulated other comprehensive loss, net of income tax	(11,783)	(13,064)
Total Stockholders' Equity	429,458	407,987
Total Liabilities and Stockholders' Equity	$4,064,978	$4,054,570

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans (including fee income)	$29,383	$27,949
Mortgage-backed securities, CMOs and other asset-backed securities	3,817	3,849
U.S. GSE securities	300	356
State and municipal obligations	995	894
Corporate bonds	290	277
Deposits with banks	46	37
Other interest and dividend income	386	245
Total interest income	35,217	33,607

Interest expense:
Savings, NOW and money market deposits	1,551	1,278
Certificates of deposit of $100,000 or more	379	215
Other time deposits	178	194
Federal funds purchased and repurchase agreements	316	185
Federal Home Loan Bank advances	1,149	827
Subordinated debentures	1,135	1,135
Junior subordinated debentures	48	341
Total interest expense	4,756	4,175

Net interest income	30,461	29,432
Provision for loan losses	800	1,250
Net interest income after provision for loan losses	29,661	28,182

Non-interest income:
Service charges on deposit accounts	1,179	1,073
Fees for other customer services	871	919
Net securities gains	-	66
Title fee income	550	477
BOLI income	560	371
Other operating income	962	1,089
Total non-interest income	4,122	3,995

Non-interest expense:
Salaries and employee benefits	11,304	10,537
Occupancy and equipment	3,398	2,924
Technology and communications	1,335	1,085
Marketing and advertising	911	757
Professional services	781	1,008
FDIC assessments	311	508
Acquisition costs	-	(270)
Amortization of other intangible assets	279	676
Other operating expenses	1,977	1,682
Total non-interest expense	20,296	18,907

Income before income taxes	13,487	13,270
Income tax expense	4,316	4,644
Net income	$9,171	$8,626
Basic earnings per share	$0.47	$0.49
Diluted earnings per share	$0.47	$0.49

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	For the
	Three Months Ended
	March 31,
	2017	2016
Net income	$9,171	$8,626
Other comprehensive income:
Change in unrealized net gains on securities available for sale, net of reclassifications and deferred income taxes	1,010	5,757
Adjustment to pension liability, net of reclassifications and deferred income taxes	97	61
Unrealized gains (losses) on cash flow hedges, net of reclassifications and deferred income taxes	174	(1,053)
Total other comprehensive income	1,281	4,765
Comprehensive income	$10,452	$13,391

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	$191	$329,427	$91,594	$(161)	$(13,064)	$407,987
Net income			9,171			9,171
Shares issued under the dividend reinvestment plan		222				222
Shares issued for trust preferred securities conversions (529,292 shares)	5	14,944				14,949
Stock awards granted and distributed	1	(374)		373		-
Stock awards forfeited		13		(13)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(221)		(221)
Share based compensation expense		610				610
Cash dividend declared, $0.23 per share			(4,541)			(4,541)
Other comprehensive income, net of deferred income taxes					1,281	1,281
Balance at March 31, 2017	$197	$344,842	$96,224	$(22)	$(11,783)	$429,458

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	$174	$278,333	$72,243	$-	$(9,622)	$341,128
Net income			8,626			8,626
Shares issued under the dividend reinvestment plan		221				221
Stock awards granted and distributed	1	(11)		10		-
Stock awards forfeited		50		(50)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(291)		(291)
Share based compensation expense		506				506
Cash dividend declared, $0.23 per share			(4,017)			(4,017)
Other comprehensive income, net of deferred income taxes					4,765	4,765
Balance at March 31, 2016	$175	$279,099	$76,852	$(331)	$(4,857)	$350,938

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$9,171	$8,626
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	1,250
Depreciation and (accretion)	(1,390)	(1,294)
Net amortization on securities	1,692	1,464
Increase in cash surrender value of bank owned life insurance	(560)	(371)
Amortization of intangible assets	279	676
Share based compensation expense	610	506
Net securities gains	-	(66)
Increase in accrued interest receivable	(26)	(712)
Small Business Administration ("SBA") loans originated for sale	(5,644)	(1,170)
Proceeds from sale of the guaranteed portion of SBA loans	6,303	1,310
Gain on sale of the guaranteed portion of SBA loans	(543)	(114)
(Increase) decrease in other assets	(836)	1,360
Decrease in accrued expenses and other liabilities	(336)	(2,126)
Net cash provided by operating activities	9,520	9,339

Cash flows from investing activities:
Purchases of securities available for sale	(30,421)	(145,053)
Purchases of securities, restricted	(246,765)	(23,445)
Purchases of securities held to maturity	(1,012)	(21,329)
Proceeds from sales of securities available for sale	-	28,705
Redemption of securities, restricted	246,259	23,368
Maturities, calls and principal payments of securities available for sale	29,945	46,817
Maturities, calls and principal payments of securities held to maturity	8,975	11,185
Net increase in loans	(55,171)	(76,145)
Proceeds from sales of other real estate owned, net	-	278
Purchase of premises and equipment	(809)	(960)
Net cash used in investing activities	(48,999)	(156,579)

Cash flows from financing activities:
Net increase in deposits	56,874	97,110
Net (decrease) increase in federal funds purchased	(50,000)	15,000
Net (decrease) increase in Federal Home Loan Bank advances	(5,410)	1,793
Repayment of junior subordinated debentures	(352)	-
Net increase in repurchase agreements	33	74
Net proceeds from issuance of common stock	222	221
Repurchase of surrendered stock from vesting of restricted stock awards	(221)	(291)
Cash dividends paid	(4,541)	(4,017)
Net cash (used in) provided by financing activities	(3,395)	109,890

Net decrease in cash and cash equivalents	(42,874)	(37,350)
Cash and cash equivalents at beginning of period	113,838	104,558
Cash and cash equivalents at end of period	$70,964	$67,208

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$6,008	$5,251
Income tax	$-	$1,970

Noncash investing and financing activities:
Securities which settled in the subsequent period	$3,080	$5,400
Conversion of junior subordinated debentures	$15,350	$-

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Bridge Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of New York. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc.; a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”); and an investment services subsidiary, Bridge Financial Services, Inc. (“Bridge Financial Services”). In addition to the Bank, the Company has another subsidiary, Bridge Statutory Capital Trust II (“the Trust”), which was formed in 2009 and sold $16.0 million of 8.5% cumulative convertible trust preferred securities (“TPS”) in a private placement to accredited investors. In accordance with accounting guidance, the Trust is not consolidated in the Company’s financial statements. The TPS were redeemed effective January 18, 2017.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table presents the computation of EPS for the three months ended March 31, 2017 and 2016:

	Three months ended,
	March 31,
(In thousands, except per share data)	2017	2016
Net income	$9,171	$8,626
Dividends paid on and earnings allocated to participating securities	(178)	(170)
Income attributable to common stock	$8,993	$8,456

Weighted average common shares outstanding, including participating securities	19,669	17,479
Weighted average participating securities	(392)	(353)
Weighted average common shares outstanding	19,277	17,126
Basic earnings per common share	$0.47	$0.49

Income attributable to common stock	$8,993	$8,456

Weighted average common shares outstanding	19,277	17,126
Incremental shares from assumed conversions of options and restricted stock units	19	11
Weighted average common and equivalent shares outstanding	19,296	17,137
Diluted earnings per common share	$0.47	$0.49

There were no stock options outstanding at March 31, 2017. There were no stock options that were antidilutive for the three months ended March 31, 2016. There were 19,957 and 24,814 restricted stock units that were antidilutive for the three months ended March 31, 2017 and 2016, respectively. The $16.0 million in trust preferred securities outstanding at March 31, 2016 were not included in the computation of diluted EPS for the three months ended March 31, 2016 because the assumed conversion of the trust preferred securities was antidilutive during that period. The trust preferred securities were redeemed effective January 18, 2017.

3. STOCK BASED COMPENSATION PLANS

The Compensation Committee of the Board of Directors determines restricted stock awarded under the Bridge Bancorp, Inc. Equity Incentive Plan (“Plan”) and the Company accounts for this Plan under FASB ASC No. 718. The Company’s 2012 Stock-Based Incentive Plan provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company.

The following table summarizes the status of the Company’s unvested restricted stock as of and for the three months ended March 31, 2017:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2017	301,991	$24.59
Granted	68,981	$35.68
Vested	(37,702)	$21.59
Forfeited	(550)	$24.82
Unvested, March 31, 2017	332,720	$27.23

During the three months ended March 31, 2017, restricted stock awards of 68,981 shares were granted. Of the 68,981 shares granted, 31,860 shares vest over seven years with a third vesting after years five, six and seven, 25,396 shares vest over five years with a third vesting after years three, four and five, 8,270 shares vest ratably over three years, and 3,455 shares vest over six months. During the three months ended March 31, 2016, restricted stock awards of 63,709 shares were granted. Of the 63,709 shares granted, 36,000 shares vest over seven years with a third vesting after years five, six and seven, 27,209 shares vest over five years with a third vesting after years three, four and five, and 500 shares vest ratably over three years. Compensation expense attributable to restricted stock awards was $413,000 and $351,000 for the three months ended March 31, 2017 and 2016, respectively.

Effective in 2015, the Board revised the design of the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers to

include performance based awards. The LTI Plan includes 60% performance vested awards based on 3-year relative Total Shareholder Return to the proxy peer group and 40% time vested awards. The awards are in the form of restricted stock units which cliff vest after five years and require an additional two year holding period before being delivered in shares of common stock. The Company recorded expense of $69,000 and $40,000 in connection with these awards for the three months ended March 31, 2017 and 2016, respectively.

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $128,000 and $115,000 for the three months ended March 31, 2017 and 2016, respectively.

4. SECURITIES

The following tables summarize the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$64,993	$-	$(1,160)	$63,833
State and municipal obligations	116,222	469	(960)	115,731
U.S. GSE residential mortgage-backed securities	182,139	41	(2,358)	179,822
U.S. GSE residential collateralized mortgage obligations	356,471	217	(5,200)	351,488
U.S. GSE commercial mortgage-backed securities	6,296	25	(37)	6,284
U.S. GSE commercial collateralized mortgage obligations	54,370	3	(1,028)	53,345
Other asset backed securities	24,250	-	(1,455)	22,795
Corporate bonds	32,000	-	(1,783)	30,217
Total available for sale	836,741	755	(13,981)	823,515

Held to maturity:
State and municipal obligations	65,064	1,274	(87)	66,251
U.S. GSE residential mortgage-backed securities	12,973	-	(285)	12,688
U.S. GSE residential collateralized mortgage obligations	59,590	338	(586)	59,342
U.S. GSE commercial mortgage-backed securities	28,595	98	(495)	28,198
U.S. GSE commercial collateralized mortgage obligations	37,739	30	(659)	37,110
Corporate bonds	11,000	33	-	11,033
Total held to maturity	214,961	1,773	(2,112)	214,622
Total securities	$1,051,702	$2,528	$(16,093)	$1,038,137

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$64,993	$-	$(1,344)	$63,649
State and municipal obligations	117,292	212	(1,339)	116,165
U.S. GSE residential mortgage-backed securities	160,446	16	(2,414)	158,048
U.S. GSE residential collateralized mortgage obligations	373,098	149	(5,736)	367,511
U.S. GSE commercial mortgage-backed securities	6,337	6	(36)	6,307
U.S. GSE commercial collateralized mortgage obligations	56,148	-	(956)	55,192
Other asset backed securities	24,250	-	(1,697)	22,553
Corporate bonds	32,000	-	(1,703)	30,297
Total available for sale	834,564	383	(15,225)	819,722

Held to maturity:
State and municipal obligations	66,666	1,085	(130)	67,621
U.S. GSE residential mortgage-backed securities	13,443	-	(287)	13,156
U.S. GSE residential collateralized mortgage obligations	61,639	352	(552)	61,439
U.S. GSE commercial mortgage-backed securities	28,772	136	(509)	28,399
U.S. GSE commercial collateralized mortgage obligations	41,717	93	(573)	41,237
Corporate bonds	11,000	26	-	11,026
Total held to maturity	223,237	1,692	(2,051)	222,878
Total securities	$1,057,801	$2,075	$(17,276)	$1,042,600

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at March 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
		Estimated
(In thousands)	Amortized Cost	Fair Value
Maturity
Available for sale:
Within one year	$10,591	$10,591
One to five years	86,316	85,639
Five to ten years	147,617	144,678
Beyond ten years	592,217	582,607
Total	$836,741	$823,515

Held to maturity:
Within one year	$19,276	$19,307
One to five years	36,138	36,210
Five to ten years	56,800	57,517
Beyond ten years	102,747	101,588
Total	$214,961	$214,622

The following tables summarize securities with gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2017
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$63,833	$(1,160)	$-	$-
State and municipal obligations	67,719	(945)	751	(15)
U.S. GSE residential mortgage-backed securities	153,469	(2,352)	238	(6)
U.S. GSE residential collateralized mortgage obligations	284,303	(4,556)	23,390	(644)
U.S. GSE commercial mortgage-backed securities	2,556	(37)	-	-
U.S. GSE commercial collateralized mortgage obligations	41,896	(790)	9,341	(238)
Other asset backed securities	-	-	22,795	(1,455)
Corporate bonds	8,432	(568)	21,785	(1,215)
Total available for sale	622,208	(10,408)	78,300	(3,573)

Held to maturity:
State and municipal obligations	20,480	(87)	-	-
U.S. GSE residential mortgage-backed securities	12,688	(285)	-	-
U.S. GSE residential collateralized mortgage obligations	39,134	(500)	3,733	(86)
U.S. GSE commercial mortgage-backed securities	12,847	(255)	5,782	(240)
U.S. GSE commercial collateralized mortgage obligations	17,447	(307)	8,579	(352)
Corporate bonds	-	-	-	-
Total held to maturity	$102,596	$(1,434)	$18,094	$(678)

	December 31, 2016
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$63,649	$(1,344)	$-	$-
State and municipal obligations	78,883	(1,338)	240	(1)
U.S. GSE residential mortgage-backed securities	140,514	(2,409)	241	(5)
U.S. GSE residential collateralized mortgage obligations	319,197	(5,221)	15,627	(515)
U.S. GSE commercial mortgage-backed securities	2,573	(36)	-	-
U.S. GSE commercial collateralized mortgage obligations	48,901	(886)	6,292	(70)
Other asset backed securities	-	-	22,552	(1,697)
Corporate bonds	17,834	(1,166)	12,463	(537)
Total available for sale	671,551	(12,400)	57,415	(2,825)

Held to maturity:
State and municipal obligations	21,867	(130)	-	-
U.S. GSE residential mortgage-backed securities	13,156	(287)	-	-
U.S. GSE residential collateralized mortgage obligations	31,297	(455)	3,873	(97)
U.S. GSE commercial mortgage-backed securities	12,860	(286)	5,877	(223)
U.S. GSE commercial collateralized mortgage obligations	22,666	(372)	3,790	(201)
Corporate bonds	-	-	-	-
Total held to maturity	$101,846	$(1,530)	$13,540	$(521)

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

At March 31, 2017, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aaa Moody’s rating during the time the Bank has owned them. None of the unrealized losses are related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

There were no proceeds from sales of securities for the three months ended the March 31, 2017. There were $28.7 million of proceeds from sales of securities with gross gains of approximately $0.3 million and gross losses of approximately $0.2 million realized for the three months ended March 31, 2016. Proceeds from calls of securities were $0.2 million and $30.6 million for the three months ended March 31, 2017 and 2016, respectively.

Securities having a fair value of $628.0 million and $570.1 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings. The Company did not hold any trading securities during the three months ended March 31, 2017 or the year ended December 31, 2016.

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $35.2 million and $34.7 million in FHLB, ACBB and FRB stock at March 31, 2017 and December 31, 2016, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$63,833		$63,833
State and municipal obligations	115,731		115,731
U.S. GSE residential mortgage-backed securities	179,822		179,822
U.S. GSE residential collateralized mortgage obligations	351,488		351,488
U.S. GSE commercial mortgage-backed securities	6,284		6,284
U.S. GSE commercial collateralized mortgage obligations	53,345		53,345
Other asset backed securities	22,795		22,795
Corporate bonds	30,217		30,217
Total available for sale securities	$823,515		$823,515
Derivatives	$2,752		$2,752

Financial liabilities:
Derivatives	$1,611		$1,611

	December 31, 2016
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$63,649		$63,649
State and municipal obligations	116,165		116,165
U.S. GSE residential mortgage-backed securities	158,048		158,048
U.S. GSE residential collateralized mortgage obligations	367,511		367,511
U.S. GSE commercial mortgage-backed securities	6,307		6,307
U.S. GSE commercial collateralized mortgage obligations	55,192		55,192
Other asset backed securities	22,553		22,553
Corporate bonds	30,297		30,297
Total available for sale securities	$819,722		$819,722
Derivatives	$2,510		$2,510

Financial liabilities:
Derivatives	$1,670		$1,670

The following tables summarize assets measured at fair value on a non-recurring basis:

March 31, 2017
Fair Value Measurements Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$58			$58

December 31, 2016
Fair Value Measurements Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$64			$64

Impaired loans with an allocated allowance for loan losses at March 31, 2017 had a carrying amount of $0.06 million, which is made up of the outstanding balance of $0.06 million, net of a valuation allowance of $0.004 million. This resulted in an additional provision for loan losses of $0.004 million that is included in the amount reported on the Consolidated Statements of Income. Impaired loans with an allocated allowance for loan losses at December 31, 2016 had a carrying amount of $0.06 million, which is made up of the outstanding balance of $0.07 million, net of a valuation allowance of $0.01 million. This resulted in an additional provision for loan losses of $0.01 million that is included in the amount reported on the Consolidated Statements of Income.

There was no other real estate owned at March 31, 2017 and December 31, 2016. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income.

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the Credit Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual sale price of collateral that has been sold to the most recent appraised value to determine what additional adjustments should be made to appraisal values to arrive at fair value. Management also considers the appraisal values for commercial properties associated with current loan origination activity. Collectively, this information is reviewed to help assess current trends in commercial property values. For each collateral dependent impaired loan, management considers information that relates to the type of commercial property to determine if such properties may have appreciated or depreciated in value since the date of the most recent appraisal. Adjustments to fair value are made only when the analysis indicates a probable decline in collateral values. Adjustments made in the appraisal process are not deemed material to the overall consolidated financial statements given the level of impaired loans measured at fair value on a nonrecurring basis.

Deposits: The estimated fair values of certificates of deposit are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for certificate of deposit maturities resulting in a Level 2 classification. Stated value is fair value for all other deposits resulting in a Level 1 classification.

Borrowed Funds: Represents federal funds purchased, repurchase agreements and FHLB advances for which the estimated fair values are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for funding maturities resulting in a Level 1 classification for overnight federal funds purchased, repurchase agreements and FHLB advances and a Level 2 classification for all other maturity terms.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of March 31, 2017 and December 31, 2016.

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

The following tables summarize the estimated fair values and recorded carrying amounts of the Company’s financial instruments at March 31, 2017 and December 31, 2016:

	March 31, 2017
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$47,541	$47,541	$-	$-	$47,541
Interest bearing deposits with banks	23,423	23,423	-	-	23,423
Securities available for sale	823,515	-	823,515	-	823,515
Securities restricted	35,249	n/a	n/a	n/a	n/a
Securities held to maturity	214,961	-	214,622	-	214,622
Loans, net	2,630,901	-	-	2,593,409	2,593,409
Derivatives	2,752	-	2,752	-	2,752
Accrued interest receivable	10,259	-	4,008	6,251	10,259

Financial liabilities:
Certificates of deposit	209,887	-	209,304	-	209,304
Demand and other deposits	2,772,980	2,772,980	-	-	2,772,980
Federal funds purchased	50,000	50,000	-	-	50,000
Federal Home Loan Bank advances	491,177	43,000	447,354	-	490,354
Repurchase agreements	707	-	707	-	707
Subordinated debentures	78,537	-	-	78,048	78,048
Junior subordinated debentures	-	-	-	-	-
Derivatives	1,611	-	1,611	-	1,611
Accrued interest payable	550	-	538	12	550

	December 31, 2016
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$102,280	$102,280	$-	$-	$102,280
Interest bearing deposits with banks	11,558	11,558	-	-	11,558
Securities available for sale	819,722	-	819,722	-	819,722
Securities restricted	34,743	n/a	n/a	n/a	n/a
Securities held to maturity	223,237	-	222,878	-	222,878
Loans, net	2,574,536	-	-	2,542,395	2,542,395
Derivatives	2,510	-	2,510	-	2,510
Accrued interest receivable	10,233	-	3,480	6,753	10,233

Financial liabilities:
Certificates of deposit	206,732	-	206,026	-	206,026
Demand and other deposits	2,719,277	2,719,277	-	-	2,719,277
Federal funds purchased	100,000	100,000	-	-	100,000
Federal Home Loan Bank advances	496,684	175,000	321,249	-	496,249
Repurchase agreements	674	-	674	-	674
Subordinated debentures	78,502	-	-	78,303	78,303
Junior subordinated debentures	15,244	-	-	15,258	15,258
Derivatives	1,670	-	1,670	-	1,670
Accrued interest payable	1,849	87	316	1,446	1,849

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	March 31, 2017	December 31, 2016
Commercial real estate mortgage loans	$1,030,094	$1,016,983
Multi-family mortgage loans	535,295	518,146
Residential real estate mortgage loans	443,062	439,653
Commercial, industrial and agricultural loans	541,940	524,450
Real estate construction and land loans	85,704	80,605
Installment/consumer loans	16,863	16,368
Total loans	2,652,958	2,596,205
Net deferred loan costs and fees	4,561	4,235
Total loans held for investment	2,657,519	2,600,440
Allowance for loan losses	(26,618)	(25,904)
Net loans	$2,630,901	$2,574,536

In June 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $438.3 million and $464.2 million of acquired CNB loans remaining as of March 31, 2017 and December 31, 2016, respectively.

In February 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $26.0 million and $26.5 million of acquired FNBNY loans remaining as of March 31, 2017 and December 31, 2016, respectively.

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

The following tables represent loans categorized by class and internally assigned risk grades as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$408,052	$19,243	$744	$-	$428,039
Non-owner occupied	578,081	21,141	2,833	-	602,055
Multi-family	535,295	-	-	-	535,295
Residential real estate:
Residential mortgage	366,217	7,765	1,932	-	375,914
Home equity	66,084	484	580	-	67,148
Commercial and industrial:
Secured	75,837	31,190	1,870	-	108,897
Unsecured	425,546	4,651	2,846	-	433,043
Real estate construction and land loans	85,374	-	330	-	85,704
Installment/consumer loans	16,763	-	100	-	16,863
Total loans	$2,557,249	$84,474	$11,235	$-	$2,652,958

At March 31, 2017 there were $0.01 million and $1.5 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.2 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

	December 31, 2016
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$404,584	$18,909	$722	$-	$424,215
Non-owner occupied	569,870	20,035	2,863	-	592,768
Multi-family	518,146	-	-	-	518,146
Residential real estate:
Residential mortgage	372,853	82	1,583	-	374,518
Home equity	64,195	563	377	-	65,135
Commercial and industrial:
Secured	75,837	31,143	2,254	-	109,234
Unsecured	409,879	2,493	2,844	-	415,216
Real estate construction and land loans	80,272	-	333	-	80,605
Installment/consumer loans	16,268	-	100	-	16,368
Total loans	$2,511,904	$73,225	$11,076	$-	$2,596,205

At December 31, 2016 there were $0.01 million and $1.5 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.2 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

Past Due and Nonaccrual Loans

The following tables represent the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by class of loans, as defined by FASB ASC 310-10:

	March 31, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$881	$-	$507	$171	$1,559	$426,480	$428,039
Non-owner occupied	1,191	-	-	-	1,191	600,864	602,055
Multi-family	443	-	-	-	443	534,852	535,295
Residential real estate:
Residential mortgages	975	-	-	758	1,733	374,181	375,914
Home equity	249	-	246	262	757	66,391	67,148
Commercial and industrial:
Secured	291	-	209	-	500	108,397	108,897
Unsecured	586	45	110	65	806	432,237	433,043
Real estate construction and land loans	-	-	-	-	-	85,704	85,704
Installment/consumer loans	15	-	-	1	16	16,847	16,863
Total loans	$4,631	$45	$1,072	$1,257	$7,005	$2,645,953	$2,652,958

	December 31, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$222	$-	$467	$184	$873	$423,342	$424,215
Non-owner occupied	-	-	-	-	-	592,768	592,768
Multi-family	-	-	-	-	-	518,146	518,146
Residential real estate:
Residential mortgages	1,232	-	-	770	2,002	372,516	374,518
Home equity	532	-	238	265	1,035	64,100	65,135
Commercial and industrial:
Secured	27	-	204	-	231	109,003	109,234
Unsecured	115	-	118	22	255	414,961	415,216
Real estate construction and land loans	-	-	-	-	-	80,605	80,605
Installment/consumer loans	28	-	-	-	28	16,340	16,368
Total loans	$2,156	$-	$1,027	$1,241	$4,424	$2,591,781	$2,596,205

There were no FNBNY acquired loans 30-89 days past due at March 31, 2017 and December 31, 2016. There were $3.2 million and $1.0 million of CNB acquired loans that were 30-89 days past due March 31, 2017 and December 31, 2016, respectively. All loans 90 days or more past due that are still accruing interest represent loans acquired from CNB, FNBNY and Hamptons State Bank (“HSB”) which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expects to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

At March 31, 2017 and December 31, 2016, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $11.0 million and $3.4 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructurings (“TDRs”). For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at March 31, 2017 and December 31, 2016 for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2017 and 2016:

				Three Months Ended
	March 31, 2017			March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$311	$529	$-	$158	$2
Non-owner occupied	1,205	1,205	-	604	18
Residential real estate:
Residential mortgages	8,273	8,319	-	4,139	79
Home equity	261	284	-	131	-
Commercial and industrial:
Secured	543	543	-	270	8
Unsecured	384	384	-	196	5
Total with no related allowance recorded	$10,977	$11,264	$-	$5,498	$112

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Residential real estate:
Residential mortgages	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial:
Secured	-	-	-	-	-
Unsecured	62	62	4	32	1
Total with an allowance recorded	$62	$62	$4	$32	$1

Total:
Commercial real estate:
Owner occupied	$311	$529	$-	$158	$2
Non-owner occupied	1,205	1,205	-	604	18
Residential real estate:
Residential mortgages	8,273	8,319	-	4,139	79
Home equity	261	284	-	131	-
Commercial and industrial:
Secured	543	543	-	270	8
Unsecured	446	446	4	228	6
Total	$11,039	$11,326	$4	$5,530	$113

				Three Months Ended
	December 31, 2016			March 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$326	$538	$-	$376	$2
Non-owner occupied	1,213	1,213	-	1,240	19
Residential real estate:
Residential mortgages	520	558	-	198	-
Home equity	264	285	-	674	-
Commercial and industrial:
Secured	556	556	-	129	3
Unsecured	408	408	-	492	4
Total with no related allowance recorded	$3,287	$3,558	$-	$3,109	$28

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Residential real estate:
Residential mortgages	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial:
Secured	-	-	-	-	-
Unsecured	66	66	1	188	2
Total with an allowance recorded	$66	$66	$1	$188	$2

Total:
Commercial real estate:
Owner occupied	$326	$538	$-	$376	$2
Non-owner occupied	1,213	1,213	-	1,240	19
Residential real estate:
Residential mortgages	520	558	-	198	-
Home equity	264	285	-	674	-
Commercial and industrial:
Secured	556	556	-	129	3
Unsecured	474	474	1	680	6
Total	$3,353	$3,624	$1	$3,297	$30

The Bank had no other real estate owned at March 31, 2017 and December 31, 2016.

Troubled Debt Restructurings

The terms of certain loans were modified and are considered TDRs. The modification of the terms of such loans generally includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The modification of these loans involved loans to borrowers who were experiencing financial difficulties.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

During the three months ended March 31, 2017, the Bank modified two loans as TDRs totaling $7.8 million compared to two loans as TDRs totaling $0.6 million for the three months ended March 31, 2016. During the quarters ended March 31, 2017 and 2016, there were no charge offs relating to TDRs and there were no loans modified as TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of March 31, 2017 and December 31, 2016, the Company had $0.3 million of nonaccrual TDRs and $10.1 million and $2.4 million, respectively, of performing TDRs. At March 31, 2017 and December 31, 2016, total nonaccrual TDRs are secured with collateral that has an appraised value of $1.3 million. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the three months ended March 31, 2017 that did not meet the definition of a TDR. These loans have a total recorded investment at March 31, 2017 of $13.6 million. These loans were to borrowers who were not experiencing financial difficulties.

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

At the acquisition date, the PCI loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million, expected cash flows of $28.4 million, and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At March 31, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $11.1 million and $6.9 million, respectively, with a remaining non-accretable difference of $1.3 million. At December 31, 2016, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $12.2 million and $7.0 million, respectively, with a remaining non-accretable difference of $1.3 million.

At the acquisition date, the PCI loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield. At March 31, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $11.7 million and $2.8 million, respectively, with a remaining non-accretable difference of $6.5 million. At December 31, 2016, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $12.2 million and $2.3 million, respectively, with a remaining non-accretable difference of $6.9 million.

The following table summarizes the activity in the accretable yield for the PCI loans:

	Three Months Ended March 31,
(In thousands)	2017	2016
Balance at beginning of period	$6,915	$7,113
Accretion	(1,857)	(792)
Reclassification from nonaccretable difference during the period	275	133
Other	-	418
Accretable discount at end of period	$5,333	$6,872

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, owner and non-owner occupied; multi-family mortgage loans; residential real estate mortgages; home equity loans; commercial, industrial and agricultural loans, secured and unsecured; real estate construction and land loans; and consumer loans. Management considers a variety of factors in determining the adequacy of the valuation allowance and has developed a range of valuation allowances necessary to adequately provide for probable incurred losses in each pool of loans. Management considers the Bank’s charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, management evaluates and considers the credit’s risk rating which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, management evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

For PCI loans, a valuation allowance is established when it is probable that the Bank will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition. A specific allowance is established when subsequent evaluations of expected cash flows from PCI loans reflect a decrease in those estimates. The allowance established represents the excess of the recorded investment in those loans over the present value of the currently estimated future cash flow, discounted at the last effective accounting yield.

The Bank uses assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management's judgment and experience play a key role in recording the allowance estimates. Additions to the allowance for loan losses are made by provisions charged to earnings. Furthermore, an improvement in the expected cash flows related to PCI loans would result in a reduction of the required specific allowance with a corresponding credit to the provision.

The Credit Risk Management Committee (“CRMC”) is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2017 and December 31, 2016, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310-10, and based on impairment method as of March 31, 2017 and December 31, 2016. The tables include loans acquired from CNB and FNBNY.

	At March 31, 2017
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$4	$-	$-	$4
Collectively evaluated for impairment	7,745	6,480	2,027	9,194	1,058	110	26,614
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$7,745	$6,480	$2,027	$9,198	$1,058	$110	$26,618

Loans:
Individually evaluated for impairment	$1,516	$-	$8,534	$989	$-	$-	$11,039
Collectively evaluated for impairment	1,026,372	532,016	433,653	537,154	85,704	16,863	2,631,762
Loans acquired with deteriorated credit quality	2,206	3,279	875	3,797	-	-	10,157
Total loans	$1,030,094	$535,295	$443,062	$541,940	$85,704	$16,863	$2,652,958

	At December 31, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$1	$-	$-	$1
Collectively evaluated for impairment	8,759	6,264	1,961	7,836	955	128	25,903
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$8,759	$6,264	$1,961	$7,837	$955	$128	$25,904

Loans:
Individually evaluated for impairment	$1,539	$-	$784	$1,030	$-	$-	$3,353
Collectively evaluated for impairment	1,013,563	514,853	437,999	519,686	80,605	16,368	2,583,074
Loans acquired with deteriorated credit quality	1,881	3,293	870	3,734	-	-	9,778
Total loans	$1,016,983	$518,146	$439,653	$524,450	$80,605	$16,368	$2,596,205

The following tables represent the changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016, by portfolio segment, as defined under FASB ASC 310-10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	For the Three Months Ended March 31, 2017
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$8,759	$6,264	$1,961	$7,837	$955	$128	$25,904
Charge-offs	-	-	-	(95)	-	-	(95)
Recoveries	-	-	1	7	-	1	9
Provision	(1,014)	216	65	1,449	103	(19)	800
Ending balance	$7,745	$6,480	$2,027	$9,198	$1,058	$110	$26,618

	For the Three Months Ended March 31, 2016
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744
Charge-offs	-	-	-	(200)	-	-	(200)
Recoveries	-	-	-	4	-	1	5
Provision	(404)	461	583	359	247	4	1,250
Ending balance	$7,446	$4,669	$2,698	$5,568	$1,277	$141	$21,799

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

During 2001, the Bank adopted the Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”). As recommended by the Compensation Committee of the Board of Directors and approved by the full Board of Directors, the SERP provides benefits to certain employees, whose benefits under the pension plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan and the 401(k) Plan in the absence of such Internal Revenue Code limitations. The assets of the SERP are held in a rabbi trust to maintain the tax-deferred status of the plan and are subject to the general, unsecured creditors of the Company. As a result, the assets of the rabbi trust are reflected on the Consolidated Balance Sheets of the Company.

There were no contributions to the pension plan or the SERP during the three months ended March 31, 2017. In accordance with the SERP, a retired executive received a distribution from the plan totaling $28,000 during the three months ended March 31, 2017.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost:

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
(In thousands)	2017	2016	2017	2016
Service cost	$292	$291	$53	$44
Interest cost	185	196	26	26
Expected return on plan assets	(520)	(455)	-	-
Amortization of net loss	113	99	13	7
Amortization of prior service credit	(19)	(19)	-	-
Amortization of transition obligation	-	-	7	7
Net periodic benefit cost	$51	$112	$99	$84

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $0.7 million at March 31, 2017 and December 31, 2016. The repurchase agreements were collateralized by investment securities, of which 49% were U.S. GSE residential collateralized mortgage obligations and 51% were U.S. GSE residential mortgage-backed securities at March 31, 2017 and December 31, 2016 with carrying amounts of $2.2 million and $2.3 million, respectively.

Securities sold under agreements to repurchase are financing arrangements with $0.7 million maturing during the second quarter of 2017. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company’s policies, eligible counterparties are defined and monitored to minimize exposure.

10. FEDERAL HOME LOAN BANK ADVANCES

The following tables set forth the contractual maturities and weighted average interest rates of FHLB advances over the next three years at March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Amount	Weighted Average Rate
Contractual Maturity
Overnight	$43,000	1.00%

2017	420,905	0.98%
2018	25,344	1.06%
2019	1,928	1.02%
	448,177	0.99%
Total FHLB advances	$491,177	0.99%

	December 31, 2016
(Dollars in thousands)	Amount	Weighted Average Rate
Contractual Maturity
Overnight	$175,000	0.74%

2017	294,113	0.82%
2018	25,431	1.05%
2019	2,140	1.04%
	321,684	0.84%
Total FHLB advances	$496,684	0.80%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $976.4 million and $923.9 million of residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2017 and December 31, 2016, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.22 billion at March 31, 2017.

11. BORROWED FUNDS

Subordinated Debentures

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.5 million at March 31, 2017 and December 31, 2016.

The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Junior Subordinated Debentures

In December 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities, through its subsidiary, Bridge Statutory Capital Trust II. The TPS had a liquidation amount of $1,000 per security, were convertible into the Company’s common stock, at an effective conversion price of $29 per share, matured in 2039 and were callable by the Company at par after September 30, 2014.

The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by the Trust. In accordance with accounting guidance, the Trust was not consolidated in the Company’s financial statements, but rather the Debentures were shown as a liability. The Debentures had the same interest rate, maturity and prepayment provisions as the TPS.

On December 15, 2016, the Company notified holders of the $15.8 million in outstanding TPS of the full redemption of the TPS on January 18, 2017. The redemption price equaled the liquidation amount, plus accrued but unpaid interest until but not including the redemption date. TPS not converted into shares of the Company’s common stock on or prior to January 17, 2017 were redeemed as of January 18, 2017. 15,450 shares of TPS with a liquidation amount of $15.5 million were converted into 532,740 shares of the Company’s common stock, which includes 100 shares of TPS with a liquidation amount of $100,000 which were converted into 3,448 shares of the Company’s common stock on December 28, 2016. The remaining 350 shares of TPS with a liquidation amount of $350,000 were redeemed on January 18, 2017.

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

Interest rate swaps with notional amounts totaling $305.0 million and $175.0 million at March 31, 2017 and December 31, 2016, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Notional amounts	$305,000	$175,000
Weighted average pay rates	1.74%	1.61%
Weighted average receive rates	1.12%	0.95%
Weighted average maturity	3.24 years	2.98 years

Interest expense recorded on these swap transactions totaled $275,000 and $250,000 for the three months ended March 31, 2017 and 2016, respectively, and is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the three months ended March 31, 2017, the Company had $275,000 of reclassifications to interest expense. During the next twelve months, the Company estimates that $1.2 million will be reclassified as an increase in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2017 and 2016:

			Amount of loss
	Amount of gain (loss)	Amount of loss	recognized in other
(In thousands)	recognized in OCI	reclassified from OCI	non-interest income
Interest rate contracts	(Effective Portion)	to interest expense	(Ineffective Portion)
Three months ended March 31, 2017	$25	$(275)	$-
Three months ended March 31, 2016	$(2,023)	$(250)	$-

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets at the dates indicated:

	March 31, 2017			December 31, 2016
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$305,000	$2,156	$(1,016)	$175,000	$1,994	$(1,153)

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

The following table presents summary information about these interest rate swaps at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Notional amounts	$76,047	$62,472
Weighted average pay rates	3.62%	3.50%
Weighted average receive rates	3.62%	3.50%
Weighted average maturity	13.02 years	13.97 years
Fair value of combined interest rate swaps	$-	$-

Credit-Risk-Related Contingent Features

As of March 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.2 million and the termination value of derivatives in a net asset position was $1.1 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At March 31, 2017, the Company posted collateral of $0.3 million against its obligations under the agreements in a net liability position and received collateral of $0.8 million from its counterparty under the agreements in a net asset position. If the Company had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

13. OTHER COMPREHENSIVE INCOME

The following table summarizes the components of other comprehensive income and related income tax effects:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Unrealized holding gains on available for sale securities	$1,616	$9,740
Reclassification adjustment for gains realized in income	-	(66)
Income tax effect	(606)	(3,917)
Net change in unrealized gains on available for sale securities	1,010	5,757

Reclassification adjustment for amortization realized in income	114	94
Income tax effect	(17)	(33)
Net change in post-retirement obligation	97	61

Change in fair value of derivatives used for cash flow hedges	25	(2,023)
Reclassification adjustment for losses realized in income	275	250
Income tax effect	(126)	720
Net change in unrealized gain (loss) on cash flow hedges	174	(1,053)

Other comprehensive income	$1,281	$4,765

The following is a summary of the accumulated other comprehensive loss balances, net of income tax, at the dates indicated:

		Other Comprehensive
(In thousands)	December 31, 2016	Income	March 31, 2017
Unrealized losses on available for sale securities	$(8,823)	$1,010	$(7,813)
Unrealized losses on pension benefits	(4,741)	97	(4,644)
Unrealized gains on cash flow hedges	500	174	674
Accumulated other comprehensive loss	$(13,064)	$1,281	$(11,783)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three months ended March 31, 2017 and 2016:

	Three Months Ended		Affected Line Item in the
(In thousands)	March 31, 2017	March 31, 2016	Consolidated Statements of Income
Realized gains on sale of available for sale securities	$-	$66	Net securities gains
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	19	19	Salaries and employee benefits
Transition obligation	(7)	(7)	Salaries and employee benefits
Actuarial losses	(126)	(106)	Salaries and employee benefits
Realized losses on cash flow hedges	(275)	(250)	Interest expense
Total reclassifications, before income tax	$(389)	$(278)
Income tax benefit	159	112	Income tax expense
Total reclassifications, net of income tax	$(230)	$(166)

14. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to the earliest call date rather than to maturity to more closely align the amortization period to expectations incorporated in market pricing on the underlying securities. There is no change to callable securities held at a discount which continue to be amortized to maturity. For public business entities, like the Company, ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018. ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes the reporting for the service cost component of net benefit cost from the reporting for the other components of net benefit cost. The service cost component must be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The line item used in the income statement to present the other components of net benefit cost must be disclosed. Additionally, only the service cost component of net benefit cost is eligible for capitalization, if applicable. For public business entities, like the Company, ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017. Since the provisions of ASU 2017-07 which are applicable to the Company are disclosure related, adoption will not have a financial impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is an SEC filer, like the Company, should adopt ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. ASU 2016-02 requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. ASU 2016-02 would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Currently the Bank leases thirty seven properties as branch locations and one property as a loan production office. The adoption of ASU 2016-02 will result in an increase in the Company’s assets and liabilities. The Company is in the process of quantifying the impact ASU 2016-02 will have on the Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimated,” “assumes,” “likely,” and variation of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the title insurance subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. The Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in Federal Deposit Insurance Corporation (“FDIC”) insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; the Company’s ability to successfully integrate acquired entities; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Principal Products and Services and Locations of Operations

Federally chartered in 1910, the Bank was founded by local farmers and merchants and now operates forty-three branches in its primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs, including forty-one in Suffolk and Nassau Counties, one in Bayside, Queens and one in Manhattan. For over a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities in its market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction loans; (7) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S government sponsored entity (“U.S. GSE”) securities. The Bank also offers the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”)

programs, providing multi-millions of dollars of FDIC insurance on deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services, which offers a full range of investment products and services through a third party broker dealer. Through its title insurance subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Significant Recent Events

Redemption of Junior Subordinated Debentures

On December 15, 2016, the Company notified holders of the TPS of the full redemption of the TPS on January 18, 2017. The redemption price equaled the liquidation amount, plus accrued but unpaid interest until but not including the redemption date. TPS not converted into shares of the Company’s common stock on or prior to January 17, 2017 were redeemed as of January 18, 2017. 15,450 shares of TPS with a liquidation amount of $15.5 million were converted into 532,740 shares of the Company’s common stock. The remaining 350 shares of TPS with a liquidation amount of $350,000 were redeemed on January 18, 2017.

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

Quarterly Highlights

•	Net income for the first quarter of 2017 was $9.2 million and $0.47 per diluted share, compared to $8.6 million and $0.49 per diluted share for the first quarter of 2016.

•	Net interest income increased to $30.5 million for the first quarter of 2017 compared to $29.4 million in 2016.

•	Net interest margin was 3.39% the first quarter of 2017 compared to 3.43% for the 2016 period.

•	Loans held for investment at March 31, 2017 totaled $2.66 billion, an increase of $57.1 million or 2.2% over December 31, 2016 and $176.3 million or 7.1% over March 31, 2016.

•	Total assets of $4.06 billion at March 31, 2017, increased $10.4 million compared to December 31, 2016 and $151.4 million compared to March 31, 2016.

•	Deposits of $2.98 billion at March 31, 2017, increased $56.9 million over December 31, 2016 and $42.5 million compared to March 31, 2016.

•	Allowance for loan losses was 1.00% of loans at March 31, 2017 and December 31, 2016.

•	A cash dividend of $0.23 per share was declared in April 2017 for the first quarter.

 Challenges and Opportunities

In March 2017, the Federal Reserve increased the federal funds target rate 25 basis points to a target range of 75 to 100 basis points. The Federal Open Market Committee’s (“FOMC”) stance of monetary policy remains accommodative, thereby supporting some further strengthening in labor market conditions and a return to two percent inflation. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and two percent inflation. The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction, and it anticipates doing so until normalization of the level of the federal funds rate is well under way. This policy, by keeping the FOMC’s holdings of longer-term securities at sizeable levels, should help maintain accommodative financial conditions.

Interest rates have been at or near historic lows for an extended period of time. Growth and service strategies have the potential to offset the compression on the net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2010, the Bank has opened thirteen new branches, including two in April 2017, in Riverhead and East Moriches, New York, and one in March 2017 in Sag Harbor, New York. The Bank has also grown through acquisitions including the June 2015 acquisition of CNB, the February 2014 acquisition of FNBNY, and the May 2011 acquisition of Hampton State Bank. Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships. Pending acquisitions of local competitors may also provide additional growth opportunities.

Although the turmoil in the financial markets has subsided somewhat since the Presidential election in the middle of the fourth quarter, market uncertainty still exists. The Bank continues to face challenges associated with ever increasing regulations and the current low interest rate environment. Over time, additional rate increases should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of available for sale securities declines when rates increase, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the tenor of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long term benefits.

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

Net Income

Net income for the three months ended March 31, 2017 was $9.2 million and $0.47 per diluted share as compared to $8.6 million and $0.49 per diluted share for the same period in 2016.   Changes in net income for the three months ended March 31, 2017 compared to March 31, 2016 include: (i) a $1.0 million or 3.5% increase in net interest income; (ii) a $0.5 million or 36.0% decrease in the provision for loan losses; (iii) a $0.1 million or 3.2% increase in non-interest income; (iv) a $1.4 million or 7.3% increase in non-interest expense; and (v) a $0.3 million or 7.1% decrease in income taxes.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends on the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods on a tax equivalent basis. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include nonaccrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities.”

	Three Months Ended March 31,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$2,587,999	$29,478	4.62%	$2,423,498	$28,047	4.65%
Mortgage-backed securities, CMOs and other asset-backed securities	749,521	3,817	2.07	737,161	3,849	2.10
Taxable securities	227,537	1,499	2.67	217,806	1,361	2.51
Tax exempt securities (2)	94,472	724	3.11	73,507	631	3.45
Deposits with banks	21,411	46	0.87	31,911	37	0.47
Total interest earning assets (2)	3,680,940	35,564	3.92	3,483,883	33,925	3.92
Non-interest earning assets:
Cash and due from banks	66,316			59,913
Other assets	280,511			250,657
Total assets	$4,027,767			$3,794,453

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,634,627	$1,551	0.38%	$1,574,728	$1,278	0.33%
Certificates of deposit of $100,000 or more	128,042	379	1.20	156,876	215	0.55
Other time deposits	79,334	178	0.91	120,760	194	0.65
Federal funds purchased and repurchase agreements	143,565	316	0.89	106,757	185	0.70
Federal Home Loan Bank advances	404,252	1,149	1.15	287,646	827	1.16
Subordinated debentures	78,514	1,135	5.86	78,374	1,135	5.82
Junior subordinated debentures	2,710	48	7.18	15,878	341	8.64
Total interest bearing liabilities	2,471,044	4,756	0.78	2,341,019	4,175	0.72
Non-interest bearing liabilities:
Demand deposits	1,094,786			1,068,944
Other liabilities	30,464			37,191
Total liabilities	3,596,294			3,447,154
Stockholders' equity	431,473			347,299
Total liabilities and stockholders' equity	$4,027,767			$3,794,453

Net interest income/interest rate spread (2)(3)		30,808	3.14%		29,750	3.20%

Net interest earning assets/net interest margin (2)(4)	$1,209,896		3.39%	$1,142,864		3.43%

Ratio of interest earning assets to interest bearing liabilities			148.96%			148.82%

Tax equivalent adjustment		(347)			(318)

Net interest income		$30,461			$29,432

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

	Three Months Ended
	March 31, 2017 Over 2016
	Changes Due To
(In thousands)	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)(2)	$2,635	$(1,204)	$1,431
Mortgage-backed securities, CMOs and other asset-backed securities	222	(254)	(32)
Taxable securities	57	81	138
Tax exempt securities (2)	441	(348)	93
Deposits with banks	(69)	78	9
Total interest income on interest earning assets	3,286	(1,647)	1,639

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	55	218	273
Certificates of deposit of $100,000 or more	(252)	416	164
Other time deposits	(297)	281	(16)
Federal funds purchased and repurchase agreements	73	58	131
Federal Home Loan Bank advances	372	(50)	322
Subordinated debentures	-	-	-
Junior subordinated debentures	(243)	(50)	(293)
Total interest expense on interest bearing liabilities	(292)	873	581
Net interest income	$3,578	$(2,520)	$1,058

(1) Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.

(2) Presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months Ended March 31, 2017 and 2016

Net interest income was $30.5 million for the three months ended March 31, 2017 compared to $29.4 million for the three months ended March 31, 2016. Average net interest earning assets increased $67.0 million to $1.21 billion for the three months ended March 31, 2017 compared to $1.14 billion for the three months ended March 31, 2016. The increase in average net interest earning assets reflects organic growth in loans and securities partially offset by an increase in average deposits and borrowings. The net interest margin decreased to 3.39% for the three months ended March 31, 2017 compared to 3.43% for the three months ended March 31, 2016. The decrease in the net interest margin for 2017 compared to 2016 reflects the higher overall funding costs due in part to the Fed Funds rate increases in December 2016 and March 2017 partially offset by the decrease in costs associated with the junior subordinated debentures which were redeemed in January 2017.

Interest income increased $1.6 million or 4.8% to $35.2 million for the three months ended March 31, 2017 from $33.6 million for the same period in 2016 as average interest earning assets increased $197.1 million or 5.7% to $3.68 billion for the three months ended March 31, 2017 compared to $3.48 billion for the same period in 2016. The increase in average interest earning assets for the three months ended March 31, 2017 compared to 2016 reflects organic growth in loans and securities. The tax adjusted average yield on interest earning assets was 3.92% for the quarter ended March 31, 2017 and March 31, 2016.

Interest income on loans increased $1.4 million to $29.4 million for the three months ended March 31, 2017 over 2016, primarily due to growth in the loan portfolio. For the three months ended March 31, 2017, average loans grew by $164.5 million or 6.8% to $2.59 billion as compared to $2.42 billion for the same period in 2016. The increase in average loans was the result of organic growth in multi-family mortgage loans, commercial real estate mortgage loans, and commercial and industrial loans partially offset by a decrease in residential mortgage loans. The tax adjusted yield on average loans was 4.62% for the first quarter of 2017 and 4.65% for the same period in 2016. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Interest income on investment securities was $5.8 million for the three months ended March 31, 2017 and $5.6 million for the three months ended March 31, 2016. Interest income on securities included net amortization of premiums on securities of $1.7 million for the three months ended March 31, 2017 compared to $1.5 million for the same period in 2016. For the three months ended March 31, 2017, average total investments increased by $43.1 million or 4.2% to $1.07 billion as compared to $1.03 billion for the same period in 2016. The tax adjusted average yield on total securities was 2.29% for the three months ended March 31, 2017 and 2.28% for the three months ended March 31, 2016.

Total interest expense increased to $4.8 million for the three months ended March 31, 2017 as compared to $4.2 million for the same period in 2016. The increase in interest expense for the three months ended March 31, 2017 is a result of the increase in the cost of average interest bearing liabilities coupled with an increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 0.78% for the three months ended March 31, 2017 and 0.72% for the three months ended March 31, 2016. The increase in the cost of average interest bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in December 2016 and March 2017 partially offset by the decrease in costs associated with the junior subordinated debentures which were redeemed in January 2017. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.  The Company began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates making the balance sheet more liability sensitive. The Bank continues its prudent management of deposit pricing. Average total interest bearing liabilities increased $130.0 million or 5.6% to $2.47 billion for the three months ended March 31, 2017 compared to $2.34 billion for the same period in 2016 due to increases in both average borrowings and average deposits.

For the three months ended March 31, 2017, average total deposits increased by $15.5 million to $2.94 billion as compared to average total deposits of $2.92 billion for the three months ended March 31, 2016 due to increases in average savings, NOW and money market accounts and demand deposits offset by decreases in certificates of deposit. The average balance of savings, NOW and money market accounts increased $59.9 million or 3.8% to $1.63 billion for the three months ended March 31, 2017 compared to $1.57 billion for the three months ended March 31, 2016. The cost of average savings, NOW and money market deposits was 0.38% for the 2017 first quarter compared to 0.33% for the 2016 first quarter. Average demand deposits increased $25.8 million or 2.4% to $1.09 billion for the three months ended March 31, 2017 as compared to $1.07 billion for the same period in 2016. Average balances in certificates of deposit decreased $70.2 million or 25.3% to $207.4 million for the three months ended March 31, 2017 compared to $277.6 million for the three months ended March 31, 2016. The cost of average certificates of deposit increased to 1.09% for the three months ended March 31, 2017 compared to 0.59% for the same period in 2016. Average public fund deposits comprised 18.5% of total average deposits during the 2017 first quarter and 17.9% for the 2016 first quarter.

Average federal funds purchased and repurchase agreements increased $36.8 million or 34.5% to $143.6 million for the three months ended March 31, 2017 compared to $106.8 million for the same period in 2016. The cost of average federal funds purchased and repurchase agreements was 0.89% for the 2017 first quarter compared to 0.70% for the 2016 first quarter. Average FHLB advances increased $116.7 million or 40.5% to $404.3 million for the three months ended March 31, 2017 compared to $287.6 million for the three months ended March 31, 2016. Average junior subordinated debentures decreased $13.2 million or 82.9% to $2.7 million for the three months ended March 31, 2017 compared to $15.9 million for the same period in 2016. The junior subordinated debentures were redeemed in January 2017.

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

Based on the Company’s continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $0.8 million was recorded during the three months ended March 31, 2017 compared to a provision for loan losses of $1.3 million during the same period in 2016. Contributing to the lower provision was lower loan growth and net charge-offs in the 2017 first quarter compared to the 2016 first quarter. Net charge-offs were $0.1 million for the quarter ended March 31, 2017 compared to $0.2 million for the quarter ended March 31, 2016. The ratio of the allowance for loan losses to nonaccrual loans was 2,118%, 2,087% and 1,333%, at March 31, 2017, December 31, 2016, and March 31, 2016, respectively. The allowance for loan losses increased to $26.6 million at March 31, 2017 as compared to $25.9 million at December 31, 2016 and $21.8 million at March 31, 2016. The allowance as a percentage of total loans was 1.00% at March 31, 2017 and December 31, 2016 and 0.88% at March 31, 2016. The increase in the allowance for loan losses from March 31, 2016 reflects loan portfolio growth, primarily multi-family mortgage loans, coupled with an increase in classified loans as of December 31, 2016, as well as certain acquired loans being refinanced by the Bank over the past year. In accordance with current accounting guidance, acquired loans are recorded at fair value as of acquisition, effectively netting estimated future losses against the loan balances whereas loans originated and refinanced by the Bank have recorded allowances for loan losses. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $95.7 million or 3.6% of total loans at March 31, 2017 were categorized as classified loans compared to $84.3 million or 3.2% at December 31, 2016 and $23.7 million or 1.0% at March 31, 2016. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At March 31, 2017, $43.9 million of classified loans were commercial real estate (“CRE”) loans, which were well secured with real estate as collateral. Of the $43.9 million of CRE loans, $41.3 million were current and $2.6 million were past due. In addition, all the CRE loans have personal guarantees. At March 31, 2017, $10.8 million of classified loans were residential real estate loans with $10.2 million current and $0.6 million past due. The increase in classified residential real estate loans from December 31, 2016 is the result of the modification of two loans to one borrower which were classified as special mention at March 31, 2017. Commercial, industrial, and agricultural loans represented $40.6 million of classified loans, with $40.0 million current and $0.6 million past due. Taxi medallion loans represented $26.2 million of the classified commercial, industrial and agricultural loans at March 31, 2017.  The Bank’s taxi medallion loan portfolio was downgraded to special mention at December 31, 2016 due to weakening cash flows and declining collateral values.  All of the Bank’s taxi medallion loans are collateralized by New York City – Manhattan medallions, have personal guarantees and were current as of March 31, 2017. The Bank has not experienced any delinquencies in this portfolio. No new originations of taxi medallion loans are currently planned and management expects these balances to decline through amortization and pay offs. There was $0.3 million of classified real estate construction and land loans, all of which are current. The remaining $0.1 million in classified loans are consumer loans that are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, the Company does not expect to sustain a material loss on these relationships.

CRE loans, including multi-family loans, represented $1.57 billion or 59.1% of the total loan portfolio at March 31, 2017 compared to $1.54 billion or 59.2% at December 31, 2016 and $1.39 billion or 56.1% at March 31, 2016. The Bank’s underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

As of March 31, 2017 and December 31, 2016, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $11.0 million and $3.4 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructurings (“TDRs”). For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The increase in impaired loans is the result of the modification of two loans to one borrower. The loans are both current and are classified as performing TDRs at March 31, 2017.

Nonaccrual loans were $1.3 million or 0.05% of total loans at March 31, 2017 and $1.2 million or 0.05% of total loans at December 31, 2016. TDRs represent $0.3 million of the nonaccrual loans at March 31, 2017 and December 31, 2016.

The Bank had no other real estate owned at March 31, 2017 and December 31, 2016.

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Beginning balance	$25,904	$20,744
Charge-offs:
Commercial real estate mortgage loans	-	-
Multi-family mortgage loans	-	-
Residential real estate mortgage loans	-	-
Commercial, industrial and agricultural loans	(95)	(200)
Real estate construction and land loans	-	-
Installment/consumer loans	-	-
Total	(95)	(200)
Recoveries:
Commercial real estate mortgage loans	-	-
Multi-family mortgage loans	-	-
Residential real estate mortgage loans	1	-
Commercial, industrial and agricultural loans	7	4
Real estate construction and land loans	-	-
Installment/consumer loans	1	1
Total	9	5
Net charge-offs	(86)	(195)
Provision for loan losses charged to operations	800	1,250
Ending balance	$26,618	$21,799

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan classification at the dates indicated:

	March 31, 2017		December 31, 2016
		Percentage of Loans		Percentage of Loans
(Dollars in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial real estate mortgage loans	$7,745	38.9%	$8,759	39.2%
Multi-family mortgage loans	6,480	20.2	6,264	20.0
Residential real estate mortgage loans	2,027	16.7	1,961	16.9
Commercial, industrial & agricultural loans	9,198	20.4	7,837	20.2
Real estate construction and land loans	1,058	3.2	955	3.1
Installment/consumer loans	110	0.6	128	0.6
Total	$26,618	100.0%	$25,904	100.0%

Non-Interest Income

Total non-interest income increased $0.1 million to $4.1 million for the three months ended March 31, 2017 compared to $4.0 million for the same period in 2016. The increase primarily reflects a $0.2 million increase in BOLI income, attributable to the additional $30.0 million BOLI purchase in the 2016 second quarter, and a $0.1 million increase in service charges on deposit accounts, partially offset by lower other operating income of $0.1 million. The decrease in other operating income for the three months ended 2017 was primarily due to a net recovery associated with certain identified FNBNY acquired problem loans recorded in 2016 partially offset by an increase in gain on sale of SBA loans.

Non-Interest Expense

Total non-interest expense increased $1.4 million to $20.3 million during the three months ended March 31, 2017 compared to $18.9 million over the same period in 2016. The increase was primarily due to increases in salaries and benefits, occupancy and equipment, other operating expenses, technology and communications and the reversal of acquisition costs recorded in 2016, partially offset by lower amortization of intangibles and professional services.  Salaries and benefits increased $0.8 million to $11.3 million for the three months ended March 31, 2017 compared to $10.5 million for the same period in 2016. Occupancy and equipment increased $0.5 million to $3.4 million for the three months ended March 31, 2017 compared to $2.9 million for the same period in 2016. Other operating expenses increased $0.3 million to $2.0 million for the three months ended March 31, 2017 compared to $1.7 million for the same period in 2016. Technology and communications increased to $1.3 million for the 2017 first quarter from $1.1 million for the same period in the prior year. Amortization of other intangible assets decreased $0.4 million to $0.3 million compared to $0.7 million for the same period in 2016 resulting from the CNB non-compete agreement being fully amortized as of December 31, 2016. Professional services decreased to $0.8 million for the three months ended March 31, 2017 from $1.0 million for the same period in 2016. The reversal of accrued acquisition costs in 2016 was due to the reversal of pending merger related liabilities recorded at the acquisition date which were subsequently settled.

Income Taxes

Income tax expense was $4.3 million for the three months ended March 31, 2017 compared to $4.6 million for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was 32.0% compared to 35.0% for the same period last year. The decrease in the effective tax rate was a result of the tax benefits recognized on stock grants which vested during the 2017 first quarter. The Company expects the tax rate to return to a more normalized rate of approximately 34.5% for the remainder of the year.

Financial Condition

Total assets of the Company at March 31, 2017 increased $10.4 million to $4.06 billion at March 31, 2017 compared to December 31, 2016. Cash and cash equivalents decreased $42.8 million or 37.7% to $71.0 million at March 31, 2017 compared to $113.8 million at December 31, 2016. Total securities decreased $4.0 million to $1.07 billion and net loans increased $56.4 million or 2.2% to $2.63 billion compared to December 31, 2016. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Total deposits increased $56.9 million to $2.98 billion at March 31, 2017 compared to $2.93 billion at December 31, 2016. Savings, NOW and money market deposits increased $117.5 million to $1.69 billion at March 31, 2017 from $1.57 billion at December 31, 2016. Certificates of deposit increased $3.2 million to $209.9 million at March 31, 2017 from $206.7 million at December 31, 2016. Demand deposits decreased $63.8 million to $1.09 billion as of March 31, 2017 compared to $1.15 billion at December 31, 2016. Federal funds purchased were $50.0 million at March 31, 2017 compared to $100.0 million at December 31, 2016. Junior subordinated debentures decreased $15.2 million in the 2017 first quarter due to the redemption in January 2017.

Stockholders’ equity was $429.5 million at March 31, 2017, an increase of $21.5 million or 5.3% from December 31, 2016, primarily due to the issuance of shares of common stock related to the trust preferred securities conversions of $14.9 million, net income of $9.2 million, a decrease in accumulated other comprehensive loss, net of deferred income taxes of $1.3 million, share based compensation of $0.6 million, and proceeds from the issuance of shares of common stock under the dividend reinvestment plan of $0.2 million, partially offset by $4.5 million in dividends. In April 2017, the Company declared a quarterly dividend of $0.23 per share and continues its long term trend of uninterrupted dividends.

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

The Company’s principal sources of liquidity included cash and cash equivalents of $21.8 million as of March 31, 2017, and dividend capabilities from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the three months ended March 31, 2017, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of March 31, 2017, the Bank has $37.6 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company did not make any capital contributions to the Bank during the three months ended March 31, 2017.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At March 31, 2017, the Bank had aggregate lines of credit of $349.5 million with unaffiliated correspondent banks to provide short term credit for liquidity requirements. Of these aggregate lines of credit, $329.5 million is available on an unsecured basis. As of March 31, 2017, the Bank had $50.0 million in overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of March 31, 2017, the Bank had $43.0 million outstanding in FHLB overnight borrowings and $448.2 million outstanding in FHLB term borrowings. As of December 31, 2016, the Bank had $175.0 million outstanding in FHLB overnight borrowings and $321.7 million outstanding in FHLB term borrowings. As of March 31, 2017 and December 31, 2016, the Bank had $0.7 million of securities sold under agreements to repurchase outstanding with customers and nothing outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of March 31, 2017, the Bank had $18.4 million outstanding in brokered certificates of deposit and $143.0 million outstanding in brokered money market accounts. As of December 31, 2016, the Bank had $18.4 million outstanding in brokered certificates of deposit and $161.8 million outstanding in brokered money market accounts.

Liquidity policies are established by senior management and reviewed and approved by the full Board of Directors at least annually. Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of the Company’s operating requirements. The Bank’s liquidity levels are affected by the use of short term and wholesale borrowings and the amount of public funds in the deposit mix. Excess short-term liquidity is invested in overnight federal funds sold or in an interest earning account at the FRB.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at March 31, 2017 and December 31, 2016.

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

As of March 31, 2017 the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at March 31, 2017 and December 31, 2016.

	March 31, 2017
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$332,067	11.2%	$133,262	4.5%	$170,280	5.75%	n/a	n/a
Bank	388,450	13.1	133,246	4.5	170,258	5.75	$192,466	6.5%
Total capital to risk weighted assets:
Consolidated	438,961	14.8	236,911	8.0	273,928	9.25	n/a	n/a
Bank	415,344	14.0	236,881	8.0	273,894	9.25	296,102	10.0
Tier 1 capital to risk weighted assets:
Consolidated	332,067	11.2	177,683	6.0	214,700	7.25	n/a	n/a
Bank	388,450	13.1	177,661	6.0	214,674	7.25	236,881	8.0
Tier 1 capital to average assets:
Consolidated	332,067	8.5	156,931	4.0	n/a	n/a	n/a	n/a
Bank	388,450	9.9	156,978	4.0	n/a	n/a	196,223	5.0

	December 31, 2016
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$312,731	10.8%	$130,065	4.5%	$148,129	5.125%	n/a	n/a
Bank	378,352	13.1	130,054	4.5	148,117	5.125	$187,856	6.5%
Total capital to risk weighted assets:
Consolidated	434,184	15.0	231,226	8.0	249,290	8.625	n/a	n/a
Bank	404,532	14.0	231,208	8.0	249,271	8.625	289,010	10.0
Tier 1 capital to risk weighted assets:
Consolidated	328,004	11.3	173,419	6.0	191,484	6.625	n/a	n/a
Bank	378,352	13.1	173,406	6.0	191,469	6.625	231,208	8.0
Tier 1 capital to average assets:
Consolidated	328,004	8.6	152,391	4.0	n/a	n/a	n/a	n/a
Bank	378,352	9.9	152,382	4.0	n/a	n/a	190,478	5.0

Recent Regulatory and Accounting Developments

Refer to Note 14. “Recent Accounting Pronouncements” in the Condensed Notes to the Consolidated Financial Statements in Part I, Item 1 “Financial Statements” for details related to recent regulatory and accounting developments.

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

At March 31, 2017, $949.2 million or 91.4% of the Company’s available for sale and held to maturity securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at March 31, 2017:

	Potential Change
Change in Interest	in Future Net
Rates in Basis Points	Interest Income
(Dollars in thousands)	$ Change	% Change
200	$(5,783)	(4.91)%
100	$(3,042)	(2.58)%
Static	-	-
(100)	$972	0.83%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income over the next twelve months by 4.91 percent. The Company’s balance sheet sensitivity to such a move in interest rates at March 31, 2017 increased as compared to March 31, 2016 (which was a decrease of 4.80 percent in net interest income over a twelve month period). This increase is the result of larger short term funding balances coupled with a short term rate increase in comparison to the prior year. Overall, the strategy for the Bank remains focused on reducing its exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio increased slightly from 3.30 to 3.59, but decreased from 3.73 at December 31, 2016. Additionally, the Bank has increased its use of swaps to extend liabilities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101	The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017, filed on May 9, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016, (iv) Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016, and (vi) the Condensed Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

May 9, 2017	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

May 9, 2017	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer

