Form 10-Q
period 2017-06-30
BRIDGE BANCORP INC
filed 2017-08-09
CIK 846617

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

There were 19,712,220 shares of common stock outstanding as of July 31, 2017.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$62,195	$102,280
Interest earning deposits with banks	22,957	11,558
Total cash and cash equivalents	85,152	113,838

Securities available for sale, at fair value	835,992	819,722
Securities held to maturity (fair value of $204,576 and $222,878 , respectively)	203,907	223,237
Total securities	1,039,899	1,042,959

Securities, restricted	38,819	34,743

Loans held for investment	2,796,309	2,600,440
Allowance for loan losses	(27,544)	(25,904)
Loans, net	2,768,765	2,574,536

Premises and equipment, net	35,048	35,263
Accrued interest receivable	9,729	10,233
Goodwill	105,950	105,950
Other intangible assets	5,510	5,824
Prepaid pension	9,363	7,070
Bank owned life insurance	86,371	85,243
Other assets	36,847	38,911
Total Assets	$4,221,453	$4,054,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	$1,159,320	$1,151,268
Savings, NOW and money market deposits	1,674,680	1,568,009
Certificates of deposit of $100,000 or more	152,380	126,198
Other time deposits	73,238	80,534
Total deposits	3,059,618	2,926,009

Federal funds purchased	50,000	100,000
Federal Home Loan Bank advances	563,974	496,684
Repurchase agreements	731	674
Subordinated debentures, net	78,571	78,502
Junior subordinated debentures, net	-	15,244
Other liabilities and accrued expenses	32,852	29,470
Total Liabilities	3,785,746	3,646,583

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	-	-
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,706,762 and 19,106,246 shares issued, respectively; and 19,705,837 and 19,100,389 shares outstanding, respectively)	197	191
Surplus	345,768	329,427
Retained earnings	100,503	91,594
Treasury stock at cost, 925 and 5,857 shares, respectively	(30)	(161)
	446,438	421,051
Accumulated other comprehensive loss, net of income tax	(10,731)	(13,064)
Total Stockholders' Equity	435,707	407,987
Total Liabilities and Stockholders' Equity	$4,221,453	$4,054,570

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans (including fee income)	$30,252	$29,228	$59,635	$57,177
Mortgage-backed securities, CMOs and other asset-backed securities	3,898	3,648	7,715	7,497
U.S. GSE securities	301	296	601	652
State and municipal obligations	1,010	943	2,005	1,837
Corporate bonds	293	279	583	556
Deposits with banks	71	35	117	72
Other interest and dividend income	409	304	795	549
Total interest income	36,234	34,733	71,451	68,340

Interest expense:
Savings, NOW and money market deposits	1,812	1,289	3,363	2,567
Certificates of deposit of $100,000 or more	431	116	810	331
Other time deposits	179	123	357	317
Federal funds purchased and repurchase agreements	355	293	671	478
Federal Home Loan Bank advances	1,529	844	2,678	1,671
Subordinated debentures	1,135	1,135	2,270	2,270
Junior subordinated debentures	-	343	48	684
Total interest expense	5,441	4,143	10,197	8,318

Net interest income	30,793	30,590	61,254	60,022
Provision for loan losses	950	900	1,750	2,150
Net interest income after provision for loan losses	29,843	29,690	59,504	57,872

Non interest income:
Service charges and other fees	2,220	2,091	4,270	4,083
Net securities gains	-	383	-	449
Title fee income	541	437	1,091	914
Gain on sale of Small Business Administration loans	799	343	1,342	457
BOLI income	567	431	1,127	802
Other operating income	382	584	801	1,559
Total non interest income	4,509	4,269	8,631	8,264

Non interest expense:
Salaries and employee benefits	11,397	10,616	22,701	21,153
Occupancy and equipment	3,439	3,259	6,837	6,183
Technology and communications	1,390	1,318	2,725	2,403
Marketing and advertising	1,577	1,209	2,488	1,966
Professional services	642	1,039	1,423	2,047
FDIC assessments	332	537	643	1,045
Acquisition costs	-	-	-	(270)
Amortization of other intangible assets	274	672	553	1,348
Other operating expenses	1,955	1,791	3,932	3,473
Total non interest expense	21,006	20,441	41,302	39,348

Income before income taxes	13,346	13,518	26,833	26,788
Income tax expense	4,505	4,664	8,821	9,308
Net income	$8,841	$8,854	$18,012	$17,480
Basic earnings per share	$0.45	$0.51	$0.91	$1.00
Diluted earnings per share	$0.45	$0.50	$0.91	$0.99

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$8,841	$8,854	$18,012	$17,480
Other comprehensive income:
Change in unrealized net gains on securities available for sale, net of reclassifications and deferred income taxes	1,533	1,392	2,543	7,149
Adjustment to pension liability, net of reclassifications and deferred income taxes	66	58	163	119
Unrealized losses on cash flow hedges, net of reclassifications and deferred income taxes	(547)	(251)	(373)	(1,304)
Total other comprehensive income	1,052	1,199	2,333	5,964
Comprehensive income	$9,893	$10,053	$20,345	$23,444

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2016	$191	$329,427	$91,594	$(161)	$(13,064)	$407,987
Net income			18,012			18,012
Shares issued under the dividend reinvestment plan		469				469
Shares issued for trust preferred securities conversions (529,292 shares)	5	14,944				14,949
Stock awards granted and distributed	1	(416)		415		-
Stock awards forfeited		20		(20)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(264)		(264)
Share based compensation expense		1,324				1,324
Cash dividend declared, $0.46 per share			(9,103)			(9,103)
Other comprehensive income, net of deferred income taxes					2,333	2,333
Balance at June 30, 2017	$197	$345,768	$100,503	$(30)	$(10,731)	$435,707

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2015	$174	$278,333	$72,243	$-	$(9,622)	$341,128
Net income			17,480			17,480
Shares issued under the dividend reinvestment plan		447				447
Stock awards granted and distributed	1	(133)		132		-
Stock awards forfeited		81		(81)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(308)		(308)
Exercise of stock options		(21)		21		-
Impact of modification of convertible trust preferred securities		356				356
Share based compensation expense		1,067				1,067
Cash dividend declared, $0.46 per share			(8,053)			(8,053)
Other comprehensive income, net of deferred income taxes					5,964	5,964
Balance at June 30, 2016	$175	$280,130	$81,670	$(236)	$(3,658)	$358,081

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$18,012	$17,480
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,750	2,150
Depreciation and (accretion)	(2,049)	(3,438)
Net amortization on securities	3,291	3,185
Increase in cash surrender value of bank owned life insurance	(1,127)	(802)
Amortization of intangible assets	553	1,348
Share based compensation expense	1,324	1,067
Net securities gains	-	(449)
Increase in accrued interest receivable	504	354
Small Business Administration ("SBA") loans originated for sale	(14,483)	(4,839)
Proceeds from sale of the guaranteed portion of SBA loans	16,123	5,400
Gain on sale of the guaranteed portion of SBA loans	(1,342)	(457)
(Increase) decrease in other assets	(2,203)	597
Increase (decrease) in accrued expenses and other liabilities	3,636	(4,688)
Net cash provided by operating activities	23,989	16,908

Cash flows from investing activities:
Purchases of securities available for sale	(73,916)	(182,100)
Purchases of securities, restricted	(303,890)	(256,768)
Purchases of securities held to maturity	(2,031)	(32,651)
Proceeds from sales of securities available for sale	-	264,358
Redemption of securities, restricted	299,814	260,662
Maturities, calls and principal payments of securities available for sale	59,170	100,636
Maturities, calls and principal payments of securities held to maturity	20,756	18,450
Net increase in loans	(192,825)	(117,318)
Proceeds from sales of other real estate owned, net	-	278
Purchase of bank owned life insurance	-	(30,000)
Purchase of premises and equipment	(1,685)	(1,786)
Net cash (used in) provided by investing activities	(194,607)	23,761

Cash flows from financing activities:
Net increase in deposits	133,646	10,694
Net (decrease) increase in federal funds purchased	(50,000)	30,000
Net increase (decrease) in Federal Home Loan Bank advances	67,479	(98,415)
Repayment of junior subordinated debentures	(352)	-
Net increase in repurchase agreements	57	4
Net proceeds from issuance of common stock	469	447
Repurchase of surrendered stock from vesting of restricted stock awards	(264)	(308)
Cash dividends paid	(9,103)	(8,053)
Net cash provided by (used in) financing activities	141,932	(65,631)

Net decrease in cash and cash equivalents	(28,686)	(24,962)
Cash and cash equivalents at beginning of period	113,838	104,558
Cash and cash equivalents at end of period	$85,152	$79,596

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$10,498	$8,506
Income tax	$165	$11,107

Noncash investing and financing activities:
Conversion of junior subordinated debentures	$15,350	$-

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Bridge Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of New York. The Company’s business currently consists of the operations of its wholly-owned subsidiary, The Bridgehampton National Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc.; a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”); and an investment services subsidiary, Bridge Financial Services, Inc. (“Bridge Financial Services”). In addition to the Bank, the Company had another subsidiary, Bridge Statutory Capital Trust II (“the Trust”), which was formed in 2009 and sold $16.0 million of 8.5% cumulative convertible trust preferred securities (“TPS”) in a private placement to accredited investors. In accordance with accounting guidance, the Trust was not consolidated in the Company’s financial statements. The TPS were redeemed effective January 18, 2017 and the Trust was cancelled effective April 24, 2017.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table presents the computation of EPS for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net Income	$8,841	$8,854	$18,012	$17,480
Dividends paid on and earnings allocated to participating securities	(182)	(181)	(360)	(351)
Income attributable to common stock	$8,659	$8,673	$17,652	$17,129

Weighted average common shares outstanding, including participating securities	19,781	17,507	19,725	17,493
Weighted average participating securities	(410)	(358)	(401)	(356)
Weighted average common shares outstanding	19,371	17,149	19,324	17,137
Basic earnings per common share	$0.45	$0.51	$0.91	$1.00

Income attributable to common stock	$8,659	$8,673	$17,652	$17,129
Impact of assumed conversions - interest on 8.5% trust preferred securities	-	223	32	444
Income attributable to common stock including assumed conversions	$8,659	$8,896	$17,684	$17,573

Weighted average common shares outstanding	19,371	17,149	19,324	17,137
Incremental shares from assumed conversions of options and restricted stock units	23	14	20	9
Incremental shares from assumed conversions of 8.5% trust preferred securities	-	530	35	523
Weighted average common and equivalent shares outstanding	19,394	17,693	19,379	17,669
Diluted earnings per common share	$0.45	$0.50	$0.91	$0.99

There were no stock options outstanding for the six months ended June 30, 2017. There were no stock options that were antidilutive for the six months ended June 30, 2016. There were no restricted stock units that were antidilutive for the three months ended June 30, 2017 and 2016. There were 20,084 and 25,001 restricted stock units that were antidilutive for the six months ended June 30, 2017 and 2016, respectively. The $15.7 million in trust preferred securities outstanding at December 31, 2016 were redeemed effective January 18, 2017 and therefore were not included in the computation of diluted earnings per share for the three months ended June 30, 2017, but were dilutive for the six months ended June 30, 2017 and therefore were included in the computation of diluted earnings per share for that period. The $16.0 million in trust preferred securities outstanding at June 30, 2016 were dilutive for the three and six months ended June 30, 2016 and therefore were included in the computation of diluted earnings per share for those periods.

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

The following table summarizes the status of the Company’s unvested restricted stock as of and for the six months ended June 30, 2017:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2017	301,991	$24.59
Granted	70,981	$35.62
Vested	(40,881)	$22.16
Forfeited	(800)	$27.72
Unvested, June 30, 2017	331,291	$27.25

During the six months ended June 30, 2017, restricted stock awards of 70,981 shares were granted. Of the 70,981 shares granted, 31,860 shares vest over seven years with a third vesting after years five, six and seven, 25,396 shares vest over five years with a third vesting after years three, four and five, 10,270 shares vest ratably over three years, and 3,455 shares vest over six months. During the six months ended June 30, 2016, restricted stock awards of 66,809 shares were granted. Of the 66,809 shares granted, 36,000 shares vest over seven years with a third vesting after years five, six and seven, 27,209 shares vest over five years with a third vesting after years three, four and five, and 3,600 shares vest ratably over three years. Compensation expense attributable to restricted stock awards was $503,000 and $916,000 for the three and six months ended June 30, 2017, respectively, and $387,000 and $738,000 for the three and six months ended June 30, 2016, respectively.

Effective in 2015, the Board revised the design of the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers to include performance-based awards. The LTI Plan includes 60% performance vested awards based on 3-year relative Total Shareholder Return to the proxy peer group and 40% time vested awards. The awards are in the form of restricted stock units which cliff vest after five years and require an additional two-year holding period before being delivered in shares of common stock. The Company recorded expense of $79,000 and $148,000 in connection with these awards for the three and six months ended June 30, 2017, respectively, and $51,000 and $91,000 for the three and six months ended June 30, 2016, respectively.

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $132,000 and $260,000 for the three and six months ended June 30, 2017, respectively, and $123,000 and $238,000 for the three and six months ended June 30, 2016, respectively.

4. SECURITIES

The following tables summarize the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$64,993	$-	$(880)	$64,113
State and municipal obligations	120,835	761	(566)	121,030
U.S. GSE residential mortgage-backed securities	204,903	47	(2,110)	202,840
U.S. GSE residential collateralized mortgage obligations	340,752	113	(4,369)	336,496
U.S. GSE commercial mortgage-backed securities	6,256	51	(15)	6,292
U.S. GSE commercial collateralized mortgage obligations	52,634	-	(720)	51,914
Other asset backed securities	24,250	-	(1,273)	22,977
Corporate bonds	32,000	-	(1,670)	30,330
Total available for sale	846,623	972	(11,603)	835,992

Held to maturity:
State and municipal obligations	59,864	1,590	(24)	61,430
U.S. GSE residential mortgage-backed securities	12,485	-	(242)	12,243
U.S. GSE residential collateralized mortgage obligations	57,770	376	(366)	57,780
U.S. GSE commercial mortgage-backed securities	28,403	186	(339)	28,250
U.S. GSE commercial collateralized mortgage obligations	34,385	23	(552)	33,856
Corporate bonds	11,000	17	-	11,017
Total held to maturity	203,907	2,192	(1,523)	204,576
Total securities	$1,050,530	$3,164	$(13,126)	$1,040,568

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$64,993	$-	$(1,344)	$63,649
State and municipal obligations	117,292	212	(1,339)	116,165
U.S. GSE residential mortgage-backed securities	160,446	16	(2,414)	158,048
U.S. GSE residential collateralized mortgage obligations	373,098	149	(5,736)	367,511
U.S. GSE commercial mortgage-backed securities	6,337	6	(36)	6,307
U.S. GSE commercial collateralized mortgage obligations	56,148	-	(956)	55,192
Other asset backed securities	24,250	-	(1,697)	22,553
Corporate bonds	32,000	-	(1,703)	30,297
Total available for sale	834,564	383	(15,225)	819,722

Held to maturity:
State and municipal obligations	66,666	1,085	(130)	67,621
U.S. GSE residential mortgage-backed securities	13,443	-	(287)	13,156
U.S. GSE residential collateralized mortgage obligations	61,639	352	(552)	61,439
U.S. GSE commercial mortgage-backed securities	28,772	136	(509)	28,399
U.S. GSE commercial collateralized mortgage obligations	41,717	93	(573)	41,237
Corporate bonds	11,000	26	-	11,026
Total held to maturity	223,237	1,692	(2,051)	222,878
Total securities	$1,057,801	$2,075	$(17,276)	$1,042,600

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at June 30, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
		Estimated
(In thousands)	Amortized Cost	Fair Value
Maturity
Available for sale:
Within one year	$7,873	$7,871
One to five years	102,207	101,662
Five to ten years	137,268	135,246
Beyond ten years	599,275	591,213
Total	$846,623	$835,992

Held to maturity:
Within one year	$13,832	$13,852
One to five years	37,901	38,225
Five to ten years	50,367	51,496
Beyond ten years	101,807	101,003
Total	$203,907	$204,576

The following tables summarize securities with gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2017
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$64,113	$(880)	$-	$-
State and municipal obligations	57,088	(475)	4,499	(91)
U.S. GSE residential mortgage-backed securities	181,303	(2,105)	176	(5)
U.S. GSE residential collateralized mortgage obligations	265,581	(3,547)	40,814	(822)
U.S. GSE commercial mortgage-backed securities	2,561	(15)	-	-
U.S. GSE commercial collateralized mortgage obligations	42,555	(567)	9,358	(153)
Other asset backed securities	-	-	22,977	(1,273)
Corporate bonds	8,356	(644)	21,974	(1,026)
Total available for sale	621,557	(8,233)	99,798	(3,370)

Held to maturity:
State and municipal obligations	1,994	(16)	1,020	(8)
U.S. GSE residential mortgage-backed securities	12,244	(242)	-	-
U.S. GSE residential collateralized mortgage obligations	19,630	(298)	3,616	(68)
U.S. GSE commercial mortgage-backed securities	12,884	(157)	5,761	(182)
U.S. GSE commercial collateralized mortgage obligations	14,722	(229)	8,611	(323)
Total held to maturity	$61,474	$(942)	$19,008	$(581)

	December 31, 2016
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$63,649	$(1,344)	$-	$-
State and municipal obligations	78,883	(1,338)	240	(1)
U.S. GSE residential mortgage-backed securities	140,514	(2,409)	241	(5)
U.S. GSE residential collateralized mortgage obligations	319,197	(5,221)	15,627	(515)
U.S. GSE commercial mortgage-backed securities	2,573	(36)	-	-
U.S. GSE commercial collateralized mortgage obligations	48,901	(886)	6,292	(70)
Other asset backed securities	-	-	22,552	(1,697)
Corporate bonds	17,834	(1,166)	12,463	(537)
Total available for sale	671,551	(12,400)	57,415	(2,825)

Held to maturity:
State and municipal obligations	21,867	(130)	-	-
U.S. GSE residential mortgage-backed securities	13,156	(287)	-	-
U.S. GSE residential collateralized mortgage obligations	31,297	(455)	3,873	(97)
U.S. GSE commercial mortgage-backed securities	12,860	(286)	5,877	(223)
U.S. GSE commercial collateralized mortgage obligations	22,666	(372)	3,790	(201)
Total held to maturity	$101,846	$(1,530)	$13,540	$(521)

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

At June 30, 2017, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aaa Moody’s rating during the time the Bank has owned them.  The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

Sales and Calls of Securities

There were no proceeds from sales of securities for the three and six months ended the June 30, 2017. There were $235.7 million of proceeds from sales of securities with gross gains of $1.3 million and gross losses of $0.9 million realized for the three months ended June 30, 2016. There were $264.4 million of proceeds from sales of securities with gross gains of $1.6 million and gross losses of $1.2 million realized for the six months ended June 30, 2016. There were no proceeds from calls of securities for the three and six months ended the June 30, 2017. Proceeds from calls of securities were $22.3 million and $53.0 million for the three and six months ended June 30, 2016, respectively.

Pledged Securities

Securities having a fair value of $549.4 million and $570.1 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the six months ended June 30, 2017 or the year ended December 31, 2016.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $38.8 million and $34.7 million in FHLB, ACBB and FRB stock at June 30, 2017 and December 31, 2016, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$64,113		$64,113
State and municipal obligations	121,030		121,030
U.S. GSE residential mortgage-backed securities	202,840		202,840
U.S. GSE residential collateralized mortgage obligations	336,496		336,496
U.S. GSE commercial mortgage-backed securities	6,292		6,292
U.S. GSE commercial collateralized mortgage obligations	51,914		51,914
Other asset backed securities	22,977		22,977
Corporate bonds	30,330		30,330
Total available for sale securities	$835,992		$835,992
Derivatives	$2,401		$2,401

Financial liabilities:
Derivatives	$2,186		$2,186

	December 31, 2016
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$63,649		$63,649
State and municipal obligations	116,165		116,165
U.S. GSE residential mortgage-backed securities	158,048		158,048
U.S. GSE residential collateralized mortgage obligations	367,511		367,511
U.S. GSE commercial mortgage-backed securities	6,307		6,307
U.S. GSE commercial collateralized mortgage obligations	55,192		55,192
Other asset backed securities	22,553		22,553
Corporate bonds	30,297		30,297
Total available for sale securities	$819,722		$819,722
Derivatives	$2,510		$2,510

Financial liabilities:
Derivatives	$1,670		$1,670

The following tables summarize assets measured at fair value on a non-recurring basis:

June 30, 2017
Fair Value Measurements Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$760			$760

December 31, 2016
Fair Value Measurements Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$64			$64

Impaired loans with an allocated allowance for loan losses at June 30, 2017 had a carrying amount of $0.8 million, which is made up of the outstanding balance of $1.3 million, net of a valuation allowance of $0.5 million. Impaired loans with an allocated allowance for loan losses at December 31, 2016 had a carrying amount of $64 thousand, which is made up of the outstanding balance of $65 thousand, net of a valuation allowance of $1 thousand. There was no other real estate owned at June 30, 2017 and December 31, 2016.

The Company used the following methods and assumptions in estimating the fair value of its financial instruments:

Cash and Due from Banks and Interest Earning Deposits with Banks: Carrying amounts approximate fair value, since these instruments are either payable on demand or have short-term maturities and as such are classified as Level 1.

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

Subordinated Debentures: The estimated fair value is based on valuation models using observable market data as of the measurement date resulting in a Level 2 classification.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of June 30, 2017 and December 31, 2016.

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

The following tables summarize the estimated fair values and recorded carrying amounts of the Company’s financial instruments at June 30, 2017 and December 31, 2016:

	June 30, 2017
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$62,195	$62,195	$-	$-	$62,195
Interest earning deposits with banks	22,957	22,957	-	-	22,957
Securities available for sale	835,992	-	835,992	-	835,992
Securities restricted	38,819	n/a	n/a	n/a	n/a
Securities held to maturity	203,907	-	204,576	-	204,576
Loans, net	2,768,765	-	-	2,733,006	2,733,006
Derivatives	2,401	-	2,401	-	2,401
Accrued interest receivable	9,729	-	3,499	6,230	9,729

Financial liabilities:
Certificates of deposit	225,618	-	225,211	-	225,211
Demand and other deposits	2,834,000	2,834,000	-	-	2,834,000
Federal funds purchased	50,000	50,000	-	-	50,000
Federal Home Loan Bank advances	563,974	196,896	367,034	-	563,930
Repurchase agreements	731	-	731	-	731
Subordinated debentures	78,571	-	78,764	-	78,764
Junior subordinated debentures	-	-	-	-	-
Derivatives	2,186	-	2,186	-	2,186
Accrued interest payable	1,501	-	389	1,112	1,501

	December 31, 2016
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$102,280	$102,280	$-	$-	$102,280
Interest earning deposits with banks	11,558	11,558	-	-	11,558
Securities available for sale	819,722	-	819,722	-	819,722
Securities restricted	34,743	n/a	n/a	n/a	n/a
Securities held to maturity	223,237	-	222,878	-	222,878
Loans, net	2,574,536	-	-	2,542,395	2,542,395
Derivatives	2,510	-	2,510	-	2,510
Accrued interest receivable	10,233	-	3,480	6,753	10,233

Financial liabilities:
Certificates of deposit	206,732	-	206,026	-	206,026
Demand and other deposits	2,719,277	2,719,277	-	-	2,719,277
Federal funds purchased	100,000	100,000	-	-	100,000
Federal Home Loan Bank advances	496,684	175,000	321,249	-	496,249
Repurchase agreements	674	-	674	-	674
Subordinated debentures	78,502	-	78,303	-	78,303
Junior subordinated debentures	15,244	-	-	15,258	15,258
Derivatives	1,670	-	1,670	-	1,670
Accrued interest payable	1,849	87	316	1,446	1,849

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	June 30, 2017	December 31, 2016
Commercial real estate mortgage loans	$1,191,848	$1,091,752
Multi-family mortgage loans	547,101	518,146
Residential real estate mortgage loans	383,008	364,884
Commercial, industrial and agricultural loans	574,241	524,450
Real estate construction and land loans	78,693	80,605
Installment/consumer loans	16,726	16,368
Total loans	2,791,617	2,596,205
Net deferred loan costs and fees	4,692	4,235
Total loans held for investment	2,796,309	2,600,440
Allowance for loan losses	(27,544)	(25,904)
Loans, net	$2,768,765	$2,574,536

In June 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $418.8 million and $464.2 million of acquired CNB loans remaining as of June 30, 2017 and December 31, 2016, respectively.

In February 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $24.8 million and $26.5 million of acquired FNBNY loans remaining as of June 30, 2017 and December 31, 2016, respectively.

Lending Risk

The principal business of the Bank is lending in commercial real estate mortgage loans, multi-family mortgage loans, residential real estate mortgage loans, construction loans, home equity loans, commercial, industrial and agricultural loans, land loans and consumer loans. The Bank considers its primary lending area to be Nassau and Suffolk Counties located on Long Island and the New York City boroughs. A substantial portion of the Bank’s loans is secured by real estate in these areas. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region.

Commercial Real Estate Mortgages

Loans in this classification include income producing investment properties and owner occupied real estate used for business purposes. The underlying properties are located largely in the Bank’s primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $250,000 in this category. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

Multi-Family Mortgages

Loans in this classification include income producing residential investment properties of five or more families. The loans are usually made in areas with limited single-family residences generating high demand for these facilities.  Loans are made to established owners with a proven and demonstrable record of strong performance. Loans are secured by a first mortgage lien on the subject property with a loan to value ratio generally not exceeding 75%. Repayment is derived generally from the rental income generated from the property and may be supplemented by the owners’ personal cash flow. Credit risk arises with an increase in vacancy rates, property mismanagement and the predominance of non-recourse loans that are customary in the industry.

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

Commercial, Industrial and Agricultural Loans

Loans in this classification are made to businesses and include term loans, lines of credit, senior secured loans to corporations, equipment financing and taxi medallion loans. Generally, these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending, will have an effect on the credit quality in this loan class.

Real Estate Construction and Land Loans

Loans in this classification primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived primarily from sale of the lots/units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent, this class includes commercial development projects that the Company finances, which in most cases require interest only during construction, and then convert to permanent financing. Construction delays, cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by the Bank, all affect the credit risk in this loan class.

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

The following tables represent loans categorized by class and internally assigned risk grades as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$426,406	$1,345	$18,079	$-	$445,830
Non-owner occupied	712,934	28,633	4,451	-	746,018
Multi-family	547,101	-	-	-	547,101
Residential real estate:
Residential mortgage	319,064	186	441	-	319,691
Home equity	62,149	582	586	-	63,317
Commercial and industrial:
Secured	73,958	24,918	7,500	-	106,376
Unsecured	451,095	10,002	6,768	-	467,865
Real estate construction and land loans	78,367	-	326	-	78,693
Installment/consumer loans	16,607	19	100	-	16,726
Total loans	$2,687,681	$65,685	$38,251	$-	$2,791,617

At June 30, 2017, there were $1.9 million and $2.5 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.3 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

	December 31, 2016
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$404,584	$18,909	$722	$-	$424,215
Non-owner occupied	643,426	20,035	4,076	-	667,537
Multi-family	518,146	-	-	-	518,146
Residential real estate:
Residential mortgage	299,297	82	370	-	299,749
Home equity	64,195	563	377	-	65,135
Commercial and industrial:
Secured	75,837	31,143	2,254	-	109,234
Unsecured	409,879	2,493	2,844	-	415,216
Real estate construction and land loans	80,272	-	333	-	80,605
Installment/consumer loans	16,268	-	100	-	16,368
Total loans	$2,511,904	$73,225	$11,076	$-	$2,596,205

At December 31, 2016, there were $0.01 million and $1.5 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.2 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

Past Due and Nonaccrual Loans

The following tables represent the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loans, as defined by FASB ASC 310-10:

	June 30, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$353	$297	$560	$158	$1,368	$444,462	$445,830
Non-owner occupied	-	1,192	-	-	1,192	744,826	746,018
Multi-family	-	-	-	-	-	547,101	547,101
Residential real estate:
Residential mortgages	1,889	-	-	499	2,388	317,303	319,691
Home equity	283	-	254	199	736	62,581	63,317
Commercial and industrial:
Secured	227	38	212	1,566	2,043	104,333	106,376
Unsecured	1,766	142	-	252	2,160	465,705	467,865
Real estate construction and land loans	-	-	-	-	-	78,693	78,693
Installment/consumer loans	12	49	-	1	62	16,664	16,726
Total loans	$4,530	$1,718	$1,026	$2,675	$9,949	$2,781,668	$2,791,617

	December 31, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$222	$-	$467	$184	$873	$423,342	$424,215
Non-owner occupied	-	-	-	-	-	667,537	667,537
Multi-family	-	-	-	-	-	518,146	518,146
Residential real estate:
Residential mortgages	1,232	-	-	770	2,002	297,747	299,749
Home equity	532	-	238	265	1,035	64,100	65,135
Commercial and industrial:
Secured	27	-	204	-	231	109,003	109,234
Unsecured	115	-	118	22	255	414,961	415,216
Real estate construction and land loans	-	-	-	-	-	80,605	80,605
Installment/consumer loans	28	-	-	-	28	16,340	16,368
Total loans	$2,156	$-	$1,027	$1,241	$4,424	$2,591,781	$2,596,205

There were $3.4 million and $1.0 million of acquired loans that were 30-89 days past due at June 30, 2017 and December 31, 2016, respectively. All loans 90 days or more past due that are still accruing interest represent loans acquired from CNB, FNBNY and Hamptons State Bank (“HSB”) which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expects to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

At June 30, 2017 and December 31, 2016, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $15.3 million and $3.4 million, respectively. During the six months ended June 30, 2017, the Bank modified certain commercial real estate mortgage loans as troubled debt restructurings (“TDRs”) totaling $7.8 million which are classified as special mention and certain taxi medallion loans totaling $2.8 million which are classified as substandard which caused the increase in impaired loans from December 31, 2016. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at June 30, 2017 and December 31, 2016 for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three and six months ended June 30, 2017 and 2016:

	June 30, 2017			Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$297	$521	$-	$302	$3	$309	$5
Non-owner occupied	8,930	8,930	-	8,944	101	5,075	198
Residential real estate:
Residential mortgages	698	799	-	535	-	498	-
Home equity	260	236	-	260	3	261	3
Commercial and industrial:
Secured	3,379	3,379	-	1,491	53	1,015	61
Unsecured	457	472	-	400	3	396	8
Total with no related allowance recorded	$14,021	$14,337	$-	$11,932	$163	$7,554	$275

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-	-	-
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and industrial:
Secured	1,216	1,216	456	405	-	203	-
Unsecured	88	88	88	58	-	29	1
Total with an allowance recorded	$1,304	$1,304	$544	$463	$-	$232	$1

Total:
Commercial real estate:
Owner occupied	$297	$521	$-	$302	$3	$309	$5
Non-owner occupied	8,930	8,930	-	8,944	101	5,075	198
Residential real estate:
Residential mortgages	698	799	-	535	-	498	-
Home equity	260	236	-	260	3	261	3
Commercial and industrial:
Secured	4,595	4,595	456	1,896	53	1,218	61
Unsecured	545	560	88	458	3	425	9
Total	$15,325	$15,641	$544	$12,395	$163	$7,786	$276

	December 31, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$326	$538	$-	$360	$3	$368	$5
Non-owner occupied	1,213	1,213	-	1,232	18	1,236	37
Residential real estate:
Residential mortgages	520	558	-	558	-	378	-
Home equity	264	285	-	884	-	674	-
Commercial and industrial:
Secured	556	556	-	196	3	163	6
Unsecured	408	408	-	578	5	423	9
Total with no related allowance recorded	$3,287	$3,558	$-	$3,808	$29	$3,242	$57

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-	-	-
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and industrial:
Secured	-	-	-	-	-	-	-
Unsecured	66	66	1	138	2	102	4
Total with an allowance recorded	$66	$66	$1	$138	$2	$102	$4

Total:
Commercial real estate:
Owner occupied	$326	$538	$-	$360	$3	$368	$5
Non-owner occupied	1,213	1,213	-	1,232	18	1,236	37
Residential real estate:
Residential mortgages	520	558	-	558	-	378	-
Home equity	264	285	-	884	-	674	-
Commercial and industrial:
Secured	556	556	-	196	3	163	6
Unsecured	474	474	1	716	7	525	13
Total	$3,353	$3,624	$1	$3,946	$31	$3,344	$61

The Bank had no other real estate owned at June 30, 2017 and December 31, 2016.

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

During the six months ended June 30, 2017, the Bank modified certain commercial real estate mortgage loans totaling $7.8 million and certain taxi medallion loans totaling $2.8 million as TDR’s compared to three loans as TDRs totaling $0.7 million for the six months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, there were no charge offs relating to TDRs. During the six months ended June 30, 2017 there were two loans modified as TDRs for which there was a payment default within twelve months following the modification and none during the six months ended June 30, 2016. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of June 30, 2017 and December 31, 2016, the Company had $0.5 million and $0.3 million of nonaccrual TDRs and $12.8 million and $2.4 million, respectively, of performing TDRs. At June 30, 2017 and December 31, 2016, total nonaccrual TDRs are secured with collateral that has an appraised value of $4.0 million and $1.3 million, respectively. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the six months ended June 30, 2017 that did not meet the definition of a TDR. These loans have a total recorded investment at June 30, 2017 of $44.2 million. These loans were to borrowers who were not experiencing financial difficulties.

Purchased Credit Impaired Loans

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

At the acquisition date, the PCI loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million, expected cash flows of $28.4 million, and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At June 30, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $9.9 million and $6.9 million, respectively, with a remaining non-accretable difference of $0.7 million. At December 31, 2016, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $12.2 million and $7.0 million, respectively, with a remaining non-accretable difference of $1.3 million.

At the acquisition date, the PCI loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield. At June 30, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $11.3 million and $3.3 million, respectively, with a remaining non-accretable difference of $6.4 million. At December 31, 2016, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $12.2 million and $2.3 million, respectively, with a remaining non-accretable difference of $6.9 million.

The following table summarizes the activity in the accretable yield for the PCI loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$5,333	$6,872	$6,915	$7,113
Accretion	(1,046)	(1,866)	(2,903)	(2,658)
Reclassification from nonaccretable difference during the period	(321)	959	(46)	1,092
Other	-	(2)	-	416
Accretable discount at end of period	$3,966	$5,963	$3,966	$5,963

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

The Credit Risk Management Committee (“CRMC”) is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2017 and December 31, 2016, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310-10, and based on impairment method as of June 30, 2017 and December 31, 2016. The tables include loans acquired from CNB and FNBNY.

	At June 30, 2017
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$544	$-	$-	$544
Collectively evaluated for impairment	10,579	4,846	1,486	9,426	577	86	27,000
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$10,579	$4,846	$1,486	$9,970	$577	$86	$27,544

Loans:
Individually evaluated for impairment	$9,227	$-	$958	$5,140	$-	$-	$15,325
Collectively evaluated for impairment	1,180,261	543,699	381,167	565,135	78,693	16,726	2,765,681
Loans acquired with deteriorated credit quality	2,360	3,402	883	3,966	-	-	10,611
Total loans	$1,191,848	$547,101	$383,008	$574,241	$78,693	$16,726	$2,791,617

	At December 31, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment / Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$1	$-	$-	$1
Collectively evaluated for impairment	9,225	6,264	1,495	7,836	955	128	25,903
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904

Loans:
Individually evaluated for impairment	$1,539	$-	$784	$1,030	$-	$-	$3,353
Collectively evaluated for impairment	1,088,332	514,853	363,230	519,686	80,605	16,368	2,583,074
Loans acquired with deteriorated credit quality	1,881	3,293	870	3,734	-	-	9,778
Total loans	$1,091,752	$518,146	$364,884	$524,450	$80,605	$16,368	$2,596,205

The following tables represent the changes in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016, by portfolio segment, as defined under FASB ASC 310-10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	For the Three Months Ended June 30, 2017
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$8,357	$6,480	$1,415	$9,198	$1,058	$110	$26,618
Charge-offs	-	-	-	(33)	-	-	(33)
Recoveries	-	-	1	8	-	-	9
Provision	2,222	(1,634)	70	797	(481)	(24)	950
Ending balance	$10,579	$4,846	$1,486	$9,970	$577	$86	$27,544

	For the Three Months Ended June 30, 2016
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$8,029	$4,669	$2,115	$5,568	$1,277	$141	$21,799
Charge-offs	-	-	-	(97)	-	(2)	(99)
Recoveries	100	-	2	3	-	3	108
Provision	180	618	(41)	297	(146)	(8)	900
Ending balance	$8,309	$5,287	$2,076	$5,771	$1,131	$134	$22,708

	For the Six Months Ended June 30, 2017
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904
Charge-offs	-	-	-	(128)	-	-	(128)
Recoveries	-	-	2	15	-	1	18
Provision	1,354	(1,418)	(11)	2,246	(378)	(43)	1,750
Ending balance	$10,579	$4,846	$1,486	$9,970	$577	$86	$27,544

	For the Six Months Ended June 30, 2016
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744
Charge-offs	-	-	-	(297)	-	(2)	(299)
Recoveries	100	-	2	7	-	4	113
Provision	359	1,079	(41)	656	101	(4)	2,150
Ending balance	$8,309	$5,287	$2,076	$5,771	$1,131	$134	$22,708

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

There were $2.2 million of contributions to the pension plan during the six months ended June 30, 2017 and 2016. There were no contributions to the SERP during the six months ended June 30, 2017 and 2016. In accordance with the SERP, a retired executive received a distribution from the plan totaling $56,000 during the six months ended June 30, 2017 and 2016.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$293	$286	$52	$44	$585	$577	$105	$88
Interest cost	185	201	26	26	370	397	52	52
Expected return on plan assets	(520)	(510)	-	-	(1,040)	(965)	-	-
Amortization of net loss	112	104	13	7	225	203	26	14
Amortization of prior service credit	(19)	(19)	-	-	(38)	(38)	-	-
Amortization of transition obligation	-	-	7	7	-	-	14	14
Net periodic benefit cost	$51	$62	$98	$84	$102	$174	$197	$168

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $0.7 million at June 30, 2017 and December 31, 2016. The repurchase agreements were collateralized by investment securities, of which 54% were U.S. GSE residential collateralized mortgage obligations and 46% were U.S. GSE residential mortgage-backed securities with a carrying amount of $1.9 million at June 30, 2017 and 49% were U.S. GSE residential collateralized mortgage obligations and 51% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.3 million at December 31, 2016.

Securities sold under agreements to repurchase are financing arrangements with $0.7 million maturing during the third quarter of 2017. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company’s policies, eligible counterparties are defined and monitored to minimize exposure.

10. FEDERAL HOME LOAN BANK ADVANCES

The following tables set forth the contractual maturities and weighted average interest rates of FHLB advances over the next three years at June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Amount	Weighted Average Rate
Contractual Maturity
Overnight	$197,000	1.24%

2017	340,000	1.31%
2018	25,257	1.06%
2019	1,717	1.00%
	366,974	1.29%
Total FHLB advances	$563,974	1.27%

	December 31, 2016
(Dollars in thousands)	Amount	Weighted Average Rate
Contractual Maturity
Overnight	$175,000	0.74%

2017	294,113	0.82%
2018	25,431	1.05%
2019	2,140	1.04%
	321,684	0.84%
Total FHLB advances	$496,684	0.80%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.02 billion and $923.9 million of residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2017 and December 31, 2016, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.27 billion at June 30, 2017.

11. BORROWED FUNDS

Subordinated Debentures

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.6 million and $78.5 million at June 30, 2017 and December 31, 2016, respectively.

The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Junior Subordinated Debentures

In December 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (“TPS”), through its subsidiary, Bridge Statutory Capital Trust II (the “Trust”). The TPS had a liquidation amount of $1,000 per security, were convertible into the Company’s common stock, at a modified effective conversion price of $29 per share, matured in 2039 and were callable by the Company at par after September 30, 2014.

The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the TPS sold by the Trust. In accordance with accounting guidance, the Trust was not consolidated in the Company’s financial statements, but rather the Debentures were shown as a liability. The Debentures had the same interest rate, maturity and prepayment provisions as the TPS.

On December 15, 2016, the Company notified holders of the $15.8 million in outstanding TPS of the full redemption of the TPS on January 18, 2017. The redemption price equaled the liquidation amount, plus accrued but unpaid interest until but not including the redemption date. TPS not converted into shares of the Company’s common stock on or prior to January 17, 2017 were redeemed as of January 18, 2017. 15,450 shares of TPS with a liquidation amount of $15.5 million were converted into 532,740 shares of the Company’s common stock, which includes 100 shares of TPS with a liquidation amount of $100,000 which were converted into 3,448 shares of the Company’s common stock on December 28, 2016. The remaining 350 shares of TPS with a liquidation amount of $350,000 were redeemed on January 18, 2017. The Trust was cancelled effective April 24, 2017.

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

Interest rate swaps with notional amounts totaling $290.0 million and $175.0 million at June 30, 2017 and December 31, 2016, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Notional amounts	$290,000	$175,000
Weighted average pay rates	1.78%	1.61%
Weighted average receive rates	1.26%	0.95%
Weighted average maturity	3.14 years	2.98 years

Interest expense recorded on these swap transactions totaled $459,000 and $734,000 for the three and six months ended June 30, 2017 and $239,000 and $489,000 for the three and six months ended June 30, 2016, respectively, and is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the six months ended June 30, 2017, the Company had $734,000 of reclassifications to interest expense. During the next twelve months, the Company estimates that $1.0 million will be reclassified as an increase in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three and six months ended June 30, 2017 and 2016:

			Amount of loss
	Amount of gain (loss)	Amount of loss	recognized in other
(In thousands)	recognized in OCI	reclassified from OCI	non-interest income
Interest rate contracts	(Effective Portion)	to interest expense	(Ineffective Portion)
Three months ended June 30, 2017	$(1,385)	$(459)	$-
Six months ended June 30, 2017	$(1,360)	$(734)	$-
Three months ended June 30, 2016	$(661)	$(239)	$-
Six months ended June 30, 2016	$(2,684)	$(489)	$-

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets at the dates indicated:

	June 30, 2017			December 31, 2016
		Fair	Fair		Fair	Fair
	Notional	Value	Value	Notional	Value	Value
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets/(liabilities):
Interest rate swaps related to FHLB advances	$290,000	$1,688	$(1,474)	$175,000	$1,994	$(1,153)

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

The following table presents summary information about these interest rate swaps at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Notional amounts	$81,511	$62,472
Weighted average pay rates	3.77%	3.50%
Weighted average receive rates	3.77%	3.50%
Weighted average maturity	12.57 years	13.97 years
Fair value of combined interest rate swaps	$-	$-

Credit-Risk-Related Contingent Features

As of June 30, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.8 million and the termination value of derivatives in a net asset position was $0.5 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At June 30, 2017, the Company posted collateral of $1.5 million against its obligations under the agreements in a net liability position and did not receive collateral from its counterparty under the agreements in a net asset position. Subsequent to quarter end and within the applicable grace period, the Company received $0.5 million in collateral from its counterparty under the agreements in a net asset position. If the Company had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

13. OTHER COMPREHENSIVE INCOME

The following table summarizes the components of other comprehensive income and related income tax effects:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Unrealized holding gains on available for sale securities	$2,595	$2,725	$4,211	$12,465
Reclassification adjustment for gains realized in income	-	(383)	-	(449)
Income tax effect	(1,062)	(950)	(1,668)	(4,867)
Net change in unrealized gains on available for sale securities	1,533	1,392	2,543	7,149

Reclassification adjustment for amortization realized in income	113	99	227	193
Income tax effect	(47)	(41)	(64)	(74)
Net change in post-retirement obligation	66	58	163	119

Change in fair value of derivatives used for cash flow hedges	(1,385)	(661)	(1,360)	(2,684)
Reclassification adjustment for losses realized in income	459	239	734	489
Income tax effect	379	171	253	891
Net change in unrealized loss on cash flow hedges	(547)	(251)	(373)	(1,304)

Other comprehensive income	$1,052	$1,199	$2,333	$5,964

The following is a summary of the accumulated other comprehensive loss balances, net of income tax, at the dates indicated:

		Other Comprehensive
(In thousands)	December 31, 2016	Income	June 30, 2017
Unrealized losses on available for sale securities	$(8,823)	$2,543	$(6,280)
Unrealized losses on pension benefits	(4,741)	163	(4,578)
Unrealized gains on cash flow hedges	500	(373)	127
Accumulated other comprehensive loss	$(13,064)	$2,333	$(10,731)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended		Affected Line Item
	June 30,	June 30,	June 30,	June 30,	in the Consolidated
(In thousands)	2017	2016	2017	2016	Statements of Income
Realized gains on sale of available for sale securities	$-	$383	$-	$449	Net securities gains
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	19	19	38	38	Salaries and employee benefits
Transition obligation	(7)	(7)	(14)	(14)	Salaries and employee benefits
Actuarial losses	(125)	(111)	(251)	(217)	Salaries and employee benefits
Realized losses on cash flow hedges	(459)	(239)	(734)	(489)	Interest expense
Total reclassifications, before income tax	$(572)	$45	$(961)	$(233)
Income tax benefit (expense)	234	(18)	393	94	Income tax expense
Total reclassifications, net of income tax	$(338)	$27	$(568)	$(139)

14. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.” The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. The amendments in ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to the earliest call date rather than to maturity to more closely align the amortization period to expectations incorporated in market pricing on the underlying securities. There is no change to callable securities held at a discount which continue to be amortized to maturity. For public business entities, like the Company, ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model and also provides for recording credit losses on available for sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. ASU 2016-13 is effective for public entities that are SEC filers, like the Company, for interim and annual reporting periods beginning after December 15, 2019. The Company plans to adopt ASU 2016-13 in the first quarter of 2020 using the required modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company is currently assessing its data and system needs and evaluating the impact of adopting ASU 2016-13, but cannot yet determine the overall impact this guidance will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. ASU 2016-02 requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. ASU 2016-02 would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company plans to adopt ASU 2016-02 in the first quarter of 2019 using the required modified retrospective approach, with a cumulative effect adjustment as of the beginning of the reporting period. Currently, the Bank leases properties as branch and back office locations. The adoption of ASU 2016-02 will result in an increase in the Company’s assets and liabilities. The Company is in the process of quantifying the impact ASU 2016-02 will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 are intended to improve financial reporting by providing a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. For public entities, like the Company, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach with a cumulative effect adjustment as of the beginning of the reporting period along with supplementary disclosures. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans which are scoped-out of the guidance. The amendments also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. Most of the Company’s revenue comes from financial instruments, i.e. loans and securities, which are not within the scope of ASU 2014-09. The Company is in the process of evaluating the impact ASU 2014-09 will have on non-interest income but does not expect the adoption of the guidance to have a material impact on the Company’s consolidated financial statements.

15. SUBSEQUENT EVENTS

On July 12, 2017, the Bank filed an application with the New York State Department of Financial Services to convert the Bank from a national bank to a New York chartered commercial bank. The Bank also intends to file an application with the Federal Reserve Bank of New York to remain a member bank of the Federal Reserve System following the charter conversion. The Company does not expect the conversion to have a material impact on the Company’s consolidated financial statements.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in Federal Deposit Insurance Corporation (“FDIC”) insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; the Company’s ability to successfully integrate acquired entities; the disapproval, or delay in the approval of our charter conversion application filed with the NYSDFS; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Significant Recent Events

On July 12, 2017, the Bank filed an application with the New York State Department of Financial Services to convert the Bank from a national bank to a New York chartered commercial bank. The Bank also intends to file an application with the Federal Reserve Bank of New York to remain a member bank of the Federal Reserve System following the charter conversion. The Company does not expect the conversion to have a material impact on the Company’s consolidated financial statements.

Quarterly Highlights

•	Net income for the second quarter of 2017 was $8.8 million and $0.45 per diluted share, compared to $8.9 million and $0.50 per diluted share for the second quarter of 2016.

•	Net interest income increased to $30.8 million for the second quarter of 2017 compared to $30.6 million in 2016.

•	Net interest margin was 3.28% the second quarter of 2017 compared to 3.48% for the 2016 period.

•	Loans held for investment at June 30, 2017 totaled $2.80 billion, an increase of $195.9 million or 7.5% over December 31, 2016 and $271.4 million or 10.7% over June 30, 2016.

•	Total assets of $4.22 billion at June 30, 2017, increased $166.9 million compared to December 31, 2016 and $478.2 million compared to June 30, 2016.

•	Deposits of $3.06 billion at June 30, 2017, increased $133.6 million over December 31, 2016 and $206.0 million compared to June 30, 2016.

•	Allowance for loan losses was 0.99% of loans at June 30, 2017 compared to 1.00% at December 31, 2016.

•	A cash dividend of $0.23 per share was declared in July 2017 for the second quarter.

Challenges and Opportunities

In June 2017, the Federal Reserve increased the federal funds target rate 25 basis points to a target range of 100 to 125 basis points. The Federal Open Market Committee’s (“FOMC”) stance on monetary policy remains accommodative, thereby supporting some further strengthening in labor market conditions and a sustained return to two percent inflation. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and two percent inflation. The FOMC stated its expectation that economic conditions will evolve in a manner that would warrant gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. The FOMC expects to begin implementing a balance sheet normalization program this year, provided that the economy evolves broadly as anticipated. This program will gradually reduce the Federal Reserve’s securities holdings by decreasing reinvestment of principal payments from those securities.

Interest rates have been at or near historic lows for an extended period of time. Growth and service strategies have the potential to offset the compression on the net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2010, the Bank has opened thirteen new branches, including two in April 2017, in Riverhead and East Moriches, New York, and one in March 2017 in Sag Harbor, New York. The Bank has also grown through acquisitions including the June 2015 acquisition of Community National Bank (“CNB”), the February 2014 acquisition of First National Bank of New York (“FNBNY”), and the May 2011 acquisition of Hamptons State Bank (“HSB”). Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships. Pending acquisitions of local competitors may also provide additional growth opportunities.

The Bank continues to face challenges associated with ever-increasing regulations and the current low interest rate environment. Over time, additional rate increases should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of available for sale securities declines when rates increase, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the tenor of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long term benefits.

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

Net Income

Net income for the three months ended June 30, 2017 was $8.8 million and $0.45 per diluted share as compared to $8.9 million and $0.50 per diluted share for the same period in 2016.   Changes in net income for the three months ended June 30, 2017 compared to June 30, 2016 include: (i) a $0.2 million or 0.7% increase in net interest income; (ii) a $0.2 million or 5.6% increase in non-interest income; (iii) a $0.6 million or 2.8% increase in non-interest expense; and (iv) a $0.2 million or 3.4% decrease in income taxes.

Net income for the six months ended June 30, 2017 was $18.0 million and $0.91 per diluted share as compared to $17.5 million and $0.99 per diluted share for the same period in 2016.   Changes in net income for the six months ended June 30, 2017 compared to June 30, 2016 include: (i) a $1.2 million or 2.1% increase in net interest income; (ii) a $0.4 million or 18.6% decrease in the provision for loan losses; (iii) a $0.4 million or 4.4% increase in non-interest income; (iv) a $2.0 million or 5.0% increase in non-interest expense; and (v) a $0.5 million or 5.2% decrease in income taxes.

Weighted average common and common equivalent shares outstanding were higher for the three and six months ended June 30, 2017 versus 2016 due in part to the $50 million common stock offering in November 2016.

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

	Three Months Ended June 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$2,702,605	$30,348	4.50%	$2,497,858	$29,327	4.72%
Mortgage-backed securities, CMOs and other asset-backed securities	750,593	3,899	2.08	741,752	3,648	1.98
Taxable securities	228,454	1,544	2.71	220,300	1,388	2.53
Tax exempt securities (2)	93,760	720	3.08	81,061	667	3.31
Deposits with banks	28,904	71	0.99	28,916	35	0.49
Total interest earning assets (2)	3,804,316	36,582	3.86	3,569,887	35,065	3.95
Non-interest earning assets:
Cash and due from banks	70,409			66,512
Other assets	285,025			286,824
Total assets	$4,159,750			$3,923,223

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,714,594	$1,812	0.42%	$1,593,438	$1,289	0.33%
Certificates of deposit of $100,000 or more	143,124	431	1.21	125,993	116	0.37
Other time deposits	74,224	179	0.97	99,652	123	0.50
Federal funds purchased and repurchase agreements	125,231	355	1.14	182,240	293	0.65
Federal Home Loan Bank advances	401,458	1,529	1.53	335,696	844	1.01
Subordinated debentures	78,549	1,135	5.80	78,409	1,135	5.82
Junior subordinated debentures	-	-	-	15,876	343	8.69
Total interest bearing liabilities	2,537,180	5,441	0.86	2,431,304	4,143	0.69
Non-interest bearing liabilities:
Demand deposits	1,151,288			1,101,229
Other liabilities	31,745			37,066
Total liabilities	3,720,213			3,569,599
Stockholders' equity	439,537			353,624
Total liabilities and stockholders' equity	$4,159,750			$3,923,223

Net interest income/interest rate spread (2)(3)		31,141	3.00%		30,922	3.26%

Net interest earning assets/net interest margin (2)(4)	$1,267,136		3.28%	$1,138,583		3.48%

Ratio of interest earning assets to interest bearing liabilities			149.94%			146.83%

Tax equivalent adjustment		(348)			(332)

Net interest income		$30,793			$30,590

(1) Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.

(2) Presented on a tax equivalent basis.

(3) Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest earning assets.

	Six Months Ended June 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$2,645,618	$59,826	4.56%	$2,460,678	$57,374	4.69%
Mortgage-backed securities, CMOs and other asset-backed securities	750,060	7,716	2.07	739,457	7,497	2.04
Taxable securities	227,998	3,043	2.69	219,053	2,749	2.52
Tax exempt securities (2)	94,114	1,444	3.09	77,284	1,298	3.38
Deposits with banks	25,178	117	0.94	30,413	72	0.48
Total interest earning assets (2)	3,742,968	72,146	3.89	3,526,885	68,990	3.93
Non-interest earning assets:
Cash and due from banks	68,374			63,212
Other assets	282,781			268,741
Total assets	$4,094,123			$3,858,838

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,674,831	$3,363	0.40%	$1,584,083	$2,567	0.33%
Certificates of deposit of $100,000 or more	135,625	810	1.20	141,435	331	0.47
Other time deposits	76,765	357	0.94	110,206	317	0.58
Federal funds purchased and repurchase agreements	134,347	671	1.01	144,498	478	0.67
Federal Home Loan Bank advances	402,847	2,678	1.34	311,671	1,671	1.08
Subordinated debentures	78,531	2,270	5.83	78,392	2,270	5.82
Junior subordinated debentures	1,348	48	7.18	15,877	684	8.66
Total interest bearing liabilities	2,504,294	10,197	0.82	2,386,162	8,318	0.70
Non-interest bearing liabilities:
Demand deposits	1,123,193			1,085,086
Other liabilities	31,109			37,128
Total liabilities	3,658,596			3,508,376
Stockholders' equity	435,527			350,462
Total liabilities and stockholders' equity	$4,094,123			$3,858,838

Net interest income/interest rate spread (2)(3)		61,949	3.07%		60,672	3.23%

Net interest earning assets/net interest margin (2)(4)	$1,238,674		3.34%	$1,140,723		3.46%

Ratio of interest earning assets to interest bearing liabilities			149.46%			147.81%

Tax equivalent adjustment		(695)			(650)

Net interest income		$61,254			$60,022

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 Over 2016			2017 Over 2016
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)(2)	$7,657	$(6,636)	$1,021	$6,462	$(4,010)	$2,452
Mortgage-backed securities, CMOs and other asset-backed securities	48	203	251	100	119	219
Taxable securities	53	103	156	110	184	294
Tax exempt securities (2)	295	(242)	53	423	(277)	146
Deposits with banks	-	36	36	(36)	81	45
Total interest income on interest earning assets (2)	8,053	(6,536)	1,517	7,059	(3,903)	3,156

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	114	409	523	213	583	796
Certificates of deposit of $100,000 or more	18	297	315	(41)	520	479
Other time deposits	(188)	244	56	(247)	287	40
Federal funds purchased and repurchase agreements	(506)	568	62	(96)	289	193
Federal Home Loan Bank advances	189	496	685	552	455	1,007
Subordinated debentures	11	(11)	-	-	-	-
Junior subordinated debentures	(343)	-	(343)	(536)	(100)	(636)
Total interest expense on interest bearing liabilities	(705)	2,003	1,298	(155)	2,034	1,879
Net interest income (2)	$8,758	$(8,539)	$219	$7,214	$(5,937)	$1,277

(1) Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.

(2) Presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months Ended June 30, 2017 and 2016

Net interest income was $30.8 million for the three months ended June 30, 2017 compared to $30.6 million for the three months ended June 30, 2016. Average net interest earning assets increased $128.6 million to $1.27 billion for the three months ended June 30, 2017 compared to $1.14 billion for the three months ended June 30, 2016. The increase in average net interest earning assets reflects organic growth in loans and securities, coupled with a decrease in average borrowings, partially offset by an increase in average deposits. The net interest margin decreased to 3.28% for the three months ended June 30, 2017 compared to 3.48% for the three months ended June 30, 2016. The decrease in the net interest margin for 2017 compared to 2016 reflects the higher overall funding costs due in part to the Fed Funds rate increases in December 2016, March and June 2017, partially offset by the decrease in costs associated with the junior subordinated debentures which were redeemed in January 2017.

Interest income increased $1.5 million or 4.3% to $36.2 million for the three months ended June 30, 2017 from $34.7 million for the same period in 2016 as average interest earning assets increased $234.4 million or 6.6% to $3.80 billion for the three months ended June 30, 2017 compared to $3.57 billion for the same period in 2016. The increase in average interest earning assets for the three months ended June 30, 2017 compared to 2016 reflects organic growth in loans and securities. The tax adjusted average yield on interest earning assets was 3.86% for the quarter ended June 30, 2017 compared to 3.95% for the quarter ended June 30, 2016.

Interest income on loans increased $1.0 million to $30.3 million for the three months ended June 30, 2017 over 2016, due to growth in the loan portfolio, partially offset by a decrease in the tax adjusted yield on average loans. For the three months ended June 30, 2017, average loans grew by $204.7 million or 8.2% to $2.70 billion as compared to $2.50 billion for the same period in 2016. The increase in average loans was the result of organic growth in multi-family mortgage loans, commercial real estate mortgage loans, and commercial and industrial loans partially offset by decreases in real estate construction and land loans and residential mortgage loans. The tax adjusted yield on average loans was 4.50% for the second quarter of 2017 and 4.72% for the same period in 2016. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Interest income on investment securities was $5.9 million for the three months ended June 30, 2017 and $5.5 million for the three months ended June 30, 2016. Interest income on securities included net amortization of premiums on securities of $1.6 million for the three months ended June 30, 2017 compared to $1.7 million for the same period in 2016. For the three months ended June 30, 2017, average total investments increased by $30.0 million or 2.8% to $1.07 billion as compared to $1.04 billion for the same period in 2016. The tax adjusted average yield on total securities was 2.30% for the three months ended June 30, 2017 and 2.20% for the three months ended June 30, 2016.

Total interest expense increased to $5.4 million for the three months ended June 30, 2017 as compared to $4.1 million for the same period in 2016. The increase in interest expense for the three months ended June 30, 2017 is a result of the increase in the cost of average interest bearing liabilities coupled with an increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 0.86% for the three months ended June 30, 2017 and 0.69% for the three months ended June 30, 2016. The increase in the cost of average interest bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in December 2016, March 2017 and June 2017, partially offset by the decrease in costs associated with the junior subordinated debentures, which were redeemed in January 2017. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  The Company began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates, making the balance sheet more liability sensitive. The Bank continues its prudent management of deposit pricing. Average total interest bearing liabilities increased $105.9 million or 4.4% to $2.54 billion for the three months ended June 30, 2017 compared to $2.43 billion for the same period in 2016 due to an increase in average deposits, partially offset by a decrease in average borrowings.

For the three months ended June 30, 2017, average total deposits increased by $162.9 million to $3.08 billion as compared to average total deposits of $2.92 billion for the three months ended June 30, 2016 due to increases in average savings, NOW and money market accounts and average demand deposits offset by decreases in average certificates of deposit. The average balance of savings, NOW and money market accounts increased $121.2 million or 7.6% to $1.71 billion for the three months ended June 30, 2017 compared to $1.59 billion for the three months ended June 30, 2016. The cost of average savings, NOW and money market deposits was 0.42% for the 2017 second quarter compared to 0.33% for the 2016 second quarter. Average demand deposits increased $50.0 million or 4.6% to $1.15 billion for the three months ended June 30, 2017 as compared to $1.10 billion for the same period in 2016. Average balances in certificates of deposit decreased $8.3 million or 3.7% to $217.3 million for the three months ended June 30, 2017 compared to $225.6 million for the three months ended June 30, 2016. The cost of average certificates of deposit increased to 1.13% for the three months ended June 30, 2017 compared to 0.43% for the same period in 2016. Average public fund deposits comprised 18.0% of total average deposits during the 2017 second quarter and 19.1% for the 2016 second quarter.

Average federal funds purchased and repurchase agreements decreased $57.0 million or 31.3% to $125.2 million for the three months ended June 30, 2017 compared to $182.2 million for the same period in 2016. The cost of average federal funds purchased and repurchase agreements was 1.14% for the 2017 second quarter compared to 0.65% for the 2016 second quarter. Average FHLB advances increased $65.8 million or 19.6% to $401.5 million for the three months ended June 30, 2017 compared to $335.7 million for the three months ended June 30, 2016. Average junior subordinated debentures for the three months ended June 30, 2017 was zero, compared to $15.9 million for the same period in 2016. The junior subordinated debentures were redeemed in January 2017.

Analysis of Net Interest Income for the Six Months Ended June 30, 2017 and 2016

Net interest income was $61.3 million for the six months ended June 30, 2017 compared to $60.0 million for the six months ended June 30, 2016. Average net interest earning assets increased $98.0 million to $1.24 billion for the six months ended June 30, 2017 compared to $1.14 billion for the six months ended June 30, 2016. The increase in average net interest earning assets reflects organic growth in loans and securities partially offset by increases in average deposits and borrowings. The net interest margin decreased to 3.34% for the six months ended June 30, 2017 compared to 3.46% for the six months ended June 30, 2016. The decrease in the net interest margin for 2017 compared to 2016 reflects the higher overall funding costs due in part to the Fed Funds rate increases in December 2016, March 2017 and June 2017, partially offset by the decrease in costs associated with the junior subordinated debentures which were redeemed in January 2017.

Interest income increased $3.2 million or 4.6% to $71.5 million for the six months ended June 30, 2017 from $68.3 million for the same period in 2016 as average interest earning assets increased $216.1 million or 6.1% to $3.74 billion for the six months ended June 30, 2017 compared to $3.53 billion for the same period in 2016. The increase in average interest earning assets for the six months ended June 30, 2017 compared to 2016 reflects organic growth in loans and securities. The tax adjusted average yield on interest earning assets was 3.89% for the six months ended June 30, 2017 and 3.93% for the six months ended June 30, 2016.

Interest income on loans increased $2.5 million to $59.6 million for the six months ended June 30, 2017 over 2016, primarily due to growth in the loan portfolio. For the six months ended June 30, 2017, average loans grew by $184.9 million or 7.5% to $2.65 billion as compared to $2.46 billion for the same period in 2016. The increase in average loans was the result of organic growth in multi-family mortgage loans, commercial real estate mortgage loans, and commercial and industrial loans partially offset by decreases in residential mortgage loans and real estate construction and land loans. The tax adjusted yield on average loans was 4.56% for the six months ended June 30, 2017 and 4.69% for the same period in 2016.

Interest income on investment securities was $11.7 million for the six months ended June 30, 2017 and $11.1 million for the six months ended June 30, 2016. Interest income on securities included net amortization of premiums on securities of $3.3 million for the six months ended June 30, 2017 compared to $3.2 million for the same period in 2016. For the six months ended June 30, 2017, average total investments increased by $36.4 million or 3.5% to $1.07 billion as compared to $1.04 billion for the same period in 2016. The tax adjusted average yield on total securities was 2.30% for the six months ended June 30, 2017 and 2.24% for the six months ended June 30, 2016.

Total interest expense increased to $10.2 million for the six months ended June 30, 2017 as compared to $8.3 million for the same period in 2016. The increase in interest expense for the six months ended June 30, 2017 is a result of the increase in the cost of average interest bearing liabilities coupled with an increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 0.82% for the six months ended June 30, 2017 and 0.70% for the six months ended June 30, 2016. The increase in the cost of average interest bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in December 2016, March 2017 and June 2017, partially offset by the decrease in costs associated with the junior subordinated debentures which were redeemed in January 2017. The Company began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Average total interest bearing liabilities increased $118.1 million or 5.0% to $2.50 billion for the six months ended June 30, 2017 compared to $2.39 billion for the same period in 2016 due to increases in both average borrowings and average deposits.

For the six months ended June 30, 2017, average total deposits increased by $89.6 million to $3.01 billion as compared to average total deposits of $2.92 billion for the six months ended June 30, 2016 due to increases in average savings, NOW and money market accounts and demand deposits offset by decreases in certificates of deposit. The average balance of savings, NOW and money market accounts increased $90.7 million or 5.7% to $1.67 billion for the six months ended June 30, 2017 compared to $1.58 billion for the six months ended June 30, 2016. The cost of average savings, NOW and money market deposits was 0.40% for the six months ended June 30, 2017 compared to 0.33% for the six months ended June 30, 2016. Average demand deposits increased $38.1 million or 3.5% to $1.12 billion for the six months ended June 30, 2017 as compared to $1.09 billion for the same period in 2016. Average balances in certificates of deposit decreased $39.2 million or 15.6% to $212.4 million for the six months ended June 30, 2017 compared to $251.6 million for the six months ended June 30, 2016. The cost of average certificates of deposit increased to 1.11% for the six months ended June 30, 2017 compared to 0.52% for the same period in 2016. Average public fund deposits comprised 18.2% of total average deposits during the six months ended June 30, 2017 and 18.5% for the six months ended June 30, 2016.

Average federal funds purchased and repurchase agreements decreased $10.1 million or 7.0% to $134.3 million for the six months ended June 30, 2017 compared to $144.5 million for the same period in 2016. The cost of average federal funds purchased and repurchase agreements was 1.01% for the six months ended June 30, 2017 compared to 0.67% for the six months ended June 30, 2016. Average FHLB advances increased $91.1 million or 29.3% to $402.8 million for the six months ended June 30, 2017 compared to $311.7 million for the six months ended June 30, 2016. Average junior subordinated debentures decreased $14.5 million or 91.5% to $1.3 million for the six months ended June 30, 2017 compared to $15.9 million for the same period in 2016. The junior subordinated debentures were redeemed in January 2017.

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

Based on the Company’s continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $1.0 million and $1.8 million was recorded during the three and six months ended June 30, 2017, respectively, compared to a provision for loan losses of $0.9 million and $2.2 million, respectively, during the same period in 2016. Contributing to the higher provision quarter over quarter was an increase in loan growth and net charge-offs for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Net charge-offs were $24 thousand for the quarter ended June 30, 2017 compared to a net recovery of $9 thousand for the quarter ended June 30, 2016. Net charge-offs were $0.1 million for the six months ended June 30, 2017 compared to $0.2 million for the six months ended June 30, 2016. The ratio of the allowance for loan losses to nonaccrual loans was 1,030%, 2,087% and 1,108%, at June 30, 2017, December 31, 2016, and June 30, 2016, respectively. The allowance for loan losses increased to $27.5 million at June 30, 2017 as compared to $25.9 million at December 31, 2016 and $22.7 million at June 30, 2016. The allowance as a percentage of total loans was 0.99% at June 30, 2017, compared to 1.00% at December 31, 2016 and 0.90% at June 30, 2016. The increase in the allowance for loan losses from June 30, 2016 reflects loan portfolio growth, coupled with an increase in classified loans as well as certain acquired loans being refinanced by the Bank over the past year. In accordance with current accounting guidance, acquired loans are recorded at fair value as of acquisition, effectively netting estimated future losses against the loan balances whereas loans originated and refinanced by the Bank have recorded allowances for loan losses. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $103.9 million or 3.7% of total loans at June 30, 2017 were categorized as classified loans compared to $84.3 million or 3.2% at December 31, 2016 and $19.9 million or 0.8% at June 30, 2016. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At June 30, 2017, $52.5 million of classified loans were commercial real estate (“CRE”) loans, which were well secured with real estate as collateral. Of the $52.5 million of CRE loans, $49.9 million were current and $2.6 million were past due. In addition, all the past due CRE loans have personal guarantees. The increase in classified commercial real estate loans from December 31, 2016 is primarily the result of the modification of two loans to one borrower which were classified as special mention at June 30, 2017. At June 30, 2017, $1.8 million of classified loans were residential real estate loans with $0.9 million current and $0.9 million past due. Commercial, industrial, and agricultural loans represented $49.2 million of classified loans, with $46.9 million current and $2.3 million past due. Taxi medallion loans represented $26.0 million of the classified commercial, industrial and agricultural loans at June 30, 2017.  The Bank’s taxi medallion loan portfolio was downgraded to special mention at December 31, 2016 due to weakening cash flows and declining collateral values.  All of the Bank’s taxi medallion loans are collateralized by New York City – Manhattan medallions and have personal guarantees. All taxi medallion loans were current as of June 30, 2017 except one which was non-accrual.  No new originations of taxi medallion loans are currently planned and management expects these balances to decline through amortization and pay offs. There was $0.3 million of classified real estate construction and land loans, all of which are current. The remaining $0.1 million in classified loans are consumer loans that are unsecured and current, have personal guarantees and demonstrate sufficient cash flow to pay the loans. Due to the structure and nature of the credits, the Company does not expect to sustain a material loss on these relationships.

CRE loans, including multi-family loans, represented $1.74 billion or 62.3% of the total loan portfolio at June 30, 2017 compared to $1.61 billion or 62.0% at December 31, 2016 and $1.52 billion or 60.2% at June 30, 2016. The Bank’s underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

As of June 30, 2017 and December 31, 2016, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $15.3 million and $3.4 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The increase in impaired loans from December 31, 2016 is the result of the modification of certain commercial real estate mortgage loans to one borrower totaling $7.8 million and certain taxi medallion loans to related borrowers as TDRs totaling $2.8 million. The loans are current and are classified as performing TDRs at June 30, 2017.

Nonaccrual loans were $2.7 million or 0.10% of total loans at June 30, 2017 and $1.2 million or 0.05% of total loans at December 31, 2016. The increase was primarily due to one $1.2 million taxi medallion loan which became non-accrual as of June 30, 2017. TDRs represent $0.5 million of the nonaccrual loans at June 30, 2017 compared to $0.3 million at December 31, 2016.

The Bank had no other real estate owned at June 30, 2017 and December 31, 2016.

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016
Beginning balance	$25,904	$20,744
Charge-offs:
Commercial, industrial and agricultural loans	(128)	(297)
Installment/consumer loans	-	(2)
Total	(128)	(299)
Recoveries:
Commercial real estate mortgage loans	-	100
Residential real estate mortgage loans	2	2
Commercial, industrial and agricultural loans	15	7
Installment/consumer loans	1	4
Total	18	113
Net charge-offs	(110)	(186)
Provision for loan losses charged to operations	1,750	2,150
Ending balance	$27,544	$22,708

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan classification at the dates indicated:

	June 30, 2017		December 31, 2016
		Percentage of Loans		Percentage of Loans
(Dollars in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial real estate mortgage loans	$10,579	42.7%	$9,225	42.0%
Multi-family mortgage loans	4,846	19.6	6,264	20.0
Residential real estate mortgage loans	1,486	13.7	1,495	14.1
Commercial, industrial & agricultural loans	9,970	20.6	7,837	20.2
Real estate construction and land loans	577	2.8	955	3.1
Installment/consumer loans	86	0.6	128	0.6
Total	$27,544	100.0%	$25,904	100.0%

Non-Interest Income

Total non-interest income increased $0.2 million to $4.5 million for the three months ended June 30, 2017 compared to $4.3 million for the same period in 2016. The increase primarily reflects a $0.5 million increase in gain on sale of Small Business Administration (SBA) loans, a $0.1 million increase in BOLI income, attributable to the additional $30.0 million BOLI purchase in the 2016 second quarter, a $0.1 million increase in service charges on deposit accounts and a $0.1 million increase in title fee income, partially offset by a $0.4 million net securities gain recorded in the 2016 second quarter and lower other operating income of $0.2 million.

Total non-interest income increased $0.3 million to $8.6 million for the six months ended June 30, 2017 compared to $8.3 million for the same period in 2016. The increase primarily reflects a $0.9 million increase in gain on sale of SBA loans, a $0.3 million increase in BOLI income, a $0.2 million increase in service charges on deposit accounts and a $0.2 million increase in title fee income, partially offset by lower other operating income of $0.8 million and a $0.4 million net securities gain recorded in the 2016 second quarter. The decrease in other operating income for the six months ended June 30, 2017 was primarily due to a net recovery associated with certain identified FNBNY acquired problem loans recorded in 2016.

Non-Interest Expense

Total non-interest expense increased $0.6 million to $21.0 million during the three months ended June 30, 2017 compared to $20.4 million over the same period in 2016. The increase was primarily due to increases in salaries and benefits, marketing and advertising, occupancy and equipment, other operating expenses and technology and communications, partially offset by lower amortization of intangibles, professional services, and FDIC assessment.  Salaries and benefits increased $0.8 million to $11.4 million for the three months ended June 30, 2017 compared to $10.6 million for the same period in 2016. Marketing and advertising increased $0.4 million to $1.6 million for the three months ended June 30, 2017 compared to $1.2 million for the same period in 2016. Occupancy and equipment increased $0.1 million to $3.4 million for the three months ended June 30, 2017 compared to $3.3 million for the same period in 2016. Other operating expenses increased $0.2 million to $2.0 million for the three months ended June 30, 2017 compared to $1.8 million for the same period in 2016. Technology and communications increased $0.1 million to $1.4 million for the three months ended June 30, 2017 compared to $1.3 million for the same period in the prior year. Amortization of other intangible assets decreased $0.4 million to $0.3 million compared to $0.7 million for the same period in 2016 resulting from the non-compete agreement entered into in connection with the CNB acquisition being fully amortized as of December 31, 2016. Professional services decreased to $0.6 million for the three months ended June 30, 2017, compared to $1.0 million for the same period in 2016.

Total non-interest expense increased $2.0 million to $41.3 million during the six months ended June 30, 2017 compared to $39.3 million over the same period in 2016. The increase was primarily due to increases in salaries and benefits, occupancy and equipment, marketing and advertising, other operating expenses, technology and communications and the reversal of acquisition costs recorded in 2016, partially offset by lower amortization of intangibles, professional services, and FDIC assessment.  Salaries and benefits increased $1.5 million to $22.7 million for the six months ended June 30, 2017 compared to $21.2 million for the same period in 2016. Marketing and advertising increased $0.5 million to $2.5 million for the six months ended June 30, 2017 compared to $2.0 million for the same period in 2016. Occupancy and equipment increased $0.6 million to $6.8 million for the six months ended June 30, 2017 compared to $6.2 million for the same period in 2016. Other operating expenses increased $0.4 million to $3.9 million for the six months ended June 30, 2017 compared to $3.5 million for the same period in 2016. Technology and communications increased to $2.7 million for the six months ended June 30, 2017 compared to $2.4 million for the same period in the prior year. Amortization of other intangible assets decreased $0.7 million to $0.6 million for the six months ended June 30, 2017 compared to $1.3 million for the same period in 2016 resulting from the non-compete agreement entered into in connection with the CNB acquisition being fully amortized as of December 31, 2016. Professional services decreased to $1.4 million for the six months ended June 30, 2017 from $2.0 million for the same period in 2016. The reversal of accrued acquisition costs in 2016 was due to the reversal of pending merger related liabilities recorded at the acquisition date which were subsequently settled.

Income Taxes

Income tax expense was $4.5 million for the three months ended June 30, 2017 compared to $4.7 million for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 was 33.8% compared to 34.5% for the same period last year. Income tax expense was $8.8 million for the six months ended June 30, 2017 compared to $9.3 million for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was 32.9% compared to 34.7% for the same period last year. The decrease in the effective tax rate for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was a result of the tax benefits recognized on stock grants which vested during the 2017 first quarter. The Company expects the tax rate to return to a more normalized rate of approximately 34.5% for the remainder of the year.

Financial Condition

Total assets of the Company at June 30, 2017 increased $166.7 million to $4.22 billion at June 30, 2017 compared to December 31, 2016. Cash and cash equivalents decreased $28.6 million or 25.2% to $85.2 million at June 30, 2017 compared to $113.8 million at December 31, 2016. Total securities were $1.08 billion at June 30, 2017 and December 31, 2016 and net loans increased $194.2 million or 7.5% to $2.77 billion compared to December 31, 2016. The ability to grow the investment and loan portfolios, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Total deposits increased $133.6 million to $3.06 billion at June 30, 2017 compared to $2.93 billion at December 31, 2016. Savings, NOW and money market deposits increased $106.7 million to $1.67 billion at June 30, 2017 from $1.57 billion at December 31, 2016. Certificates of deposit increased $18.9 million to $225.6 million at June 30, 2017 from $206.7 million at December 31, 2016. Demand deposits increased $8.1 million to $1.16 billion as of June 30, 2017 compared to $1.15 billion at December 31, 2016. Federal funds purchased were $50.0 million at June 30, 2017 compared to $100.0 million at December 31, 2016. Federal Home Loan Bank advances increased $67.3 million to $564.0 million at June 30, 2017 compared to $496.7 million at December 31, 2016. Junior subordinated debentures decreased $15.2 million for the six months ended June 30, 2017 due to the redemption in January 2017.

Stockholders’ equity was $435.7 million at June 30, 2017, an increase of $27.7 million or 6.8% from December 31, 2016, primarily due to net income of $18.0 million, the issuance of shares of common stock related to the trust preferred securities conversions of $14.9 million, a decrease in accumulated other comprehensive loss, net of deferred income taxes of $2.3 million, share based compensation of $1.3 million, and proceeds from the issuance of shares of common stock under the dividend reinvestment plan of $0.5 million, partially offset by $9.1 million in dividends. In July 2017, the Company declared a quarterly dividend of $0.23 per share and continues its long-term trend of uninterrupted dividends.

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

The Company’s principal sources of liquidity included cash and cash equivalents of $18.1 million as of June 30, 2017, and dividend capabilities from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the six months ended June 30, 2017, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of June 30, 2017, the Bank has $57.1 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company did not make any capital contributions to the Bank during the six months ended June 30, 2017.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At June 30, 2017, the Bank had aggregate lines of credit of $349.5 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $329.5 million is available on an unsecured basis. As of June 30, 2017, the Bank had $50.0 million in overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of June 30, 2017, the Bank had $197.0 million outstanding in FHLB overnight borrowings and $367.0 million outstanding in FHLB term borrowings. As of December 31, 2016, the Bank had $175.0 million outstanding in FHLB overnight borrowings and $321.7 million outstanding in FHLB term borrowings. As of June 30, 2017 and December 31, 2016, the Bank had $0.7 million of securities sold under agreements to repurchase outstanding with customers and nothing outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of June 30, 2017, the Bank had $14.4 million outstanding in brokered certificates of deposit and $137.3 million outstanding in brokered money market accounts. As of December 31, 2016, the Bank had $18.4 million outstanding in brokered certificates of deposit and $161.8 million outstanding in brokered money market accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at June 30, 2017 and December 31, 2016.

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

As of June 30, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at June 30, 2017 and December 31, 2016.

	June 30, 2017

					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$337,400	10.9%	$139,852	4.5%	$178,700	5.75%	n/a	n/a
Bank	398,838	12.8	139,845	4.5	178,691	5.75	$201,998	6.5%
Total capital to risk weighted assets:
Consolidated	445,220	14.3	248,626	8.0	287,474	9.25	n/a	n/a
Bank	426,658	13.7	248,613	8.0	287,459	9.25	310,767	10.0
Tier 1 capital to risk weighted assets:
Consolidated	337,400	10.9	186,470	6.0	225,317	7.25	n/a	n/a
Bank	398,838	12.8	186,460	6.0	225,306	7.25	248,613	8.0
Tier 1 capital to average assets:
Consolidated	337,400	8.3	162,217	4.0	n/a	n/a	n/a	n/a
Bank	398,838	9.8	162,230	4.0	n/a	n/a	202,788	5.0

	December 31, 2016

					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$312,731	10.8%	$130,065	4.5%	$148,129	5.125%	n/a	n/a
Bank	378,352	13.1	130,054	4.5	148,117	5.125	$187,856	6.5%
Total capital to risk weighted assets:
Consolidated	434,184	15.0	231,226	8.0	249,290	8.625	n/a	n/a
Bank	404,532	14.0	231,208	8.0	249,271	8.625	289,010	10.0
Tier 1 capital to risk weighted assets:
Consolidated	328,004	11.3	173,419	6.0	191,484	6.625	n/a	n/a
Bank	378,352	13.1	173,406	6.0	191,469	6.625	231,208	8.0
Tier 1 capital to average assets:
Consolidated	328,004	8.6	152,391	4.0	n/a	n/a	n/a	n/a
Bank	378,352	9.9	152,382	4.0	n/a	n/a	190,478	5.0

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

At June 30, 2017, $918.6 million or 88.3% of the Company’s available for sale and held to maturity securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

In addition to the above scenarios, the Company considers other, non-parallel rate shifts that would also exert pressure on earnings. The current low interest rate environment presents the possibility for a flattening of the yield curve. This could happen if the FOMC began to raise short-term interest rates without there being a corresponding rise in long-term rates. This would have the effect of raising short-term borrowing costs without allowing longer-term assets to reprice higher.

The following reflects the Company’s net interest income sensitivity analysis at June 30, 2017:

Change in Interest Rates in Basis Points	Potential Change in Future Net Interest Income
(Dollars in thousands)	Year 1		Year 2
	$ Change	% Change	$ Change	% Change
200	$(6,279)	-5.17%	$(2,140)	-1.76%
100	$(3,245)	-2.67%	$(1,665)	-1.36%
Static	-	-	-	-
-100	$1,391	1.15%	$949	0.78%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income over the next 24 months by 5.17 percent in year 1 and 1.76 percent in year 2. The Company’s balance sheet sensitivity to such a move in interest rates at June 30, 2017 increased as compared to June 30, 2016 (which was a decrease of 4.11 percent in net interest income over a twelve-month period). This increase is the result of larger short term funding balances coupled with a short-term rate increase in comparison to the prior year. Overall, the strategy for the Bank remains focused on reducing its exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio increased slightly from 2.90 to 3.24, but decreased from 3.73 at December 31, 2016. Additionally, the Bank has increased its use of swaps to extend liabilities. The Company believes that its strong core funding profile also provides protection from rising rates due to the ability of the Bank to lag increases in the rates paid to on these accounts to market rates.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Stock Repurchases.

The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2017 through April 30, 2017	289	$34.15	-	167,041
May 1, 2017 through May 31, 2017	411	$35.96	-	167,041
June 1, 2017 through June 30, 2017	565	$33.54	-	167,041
Total	1,265	$34.47	-	167,041

(1)	Represents shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.

(2)	The Board of Directors approved a stock repurchase program on March 27, 2006 that authorized the repurchase of 309,000 shares. No shares were purchased under this program during the quarter ended June 30, 2017. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended June 30, 2017.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101	The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2017, filed on August 9, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016, (iv) Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016, and (vi) the Condensed Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

August 9, 2017	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

August 9, 2017	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer

