Form 10-Q
period 2017-09-30
BRIDGE BANCORP INC
filed 2017-11-08
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 19,709,972 shares of common stock outstanding as of October 31, 2017.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$57,915	$102,280
Interest earning deposits with banks	29,038	11,558
Total cash and cash equivalents	86,953	113,838

Securities available for sale, at fair value	792,058	819,722
Securities held to maturity (fair value of $190,105 and $222,878, respectively)	189,603	223,237
Total securities	981,661	1,042,959

Securities, restricted	34,234	34,743

Loans held for investment	2,921,705	2,600,440
Allowance for loan losses	(29,273)	(25,904)
Loans, net	2,892,432	2,574,536

Premises and equipment, net	35,000	35,263
Accrued interest receivable	11,005	10,233
Goodwill	105,950	105,950
Other intangible assets	5,220	5,824
Prepaid pension	9,405	7,070
Bank owned life insurance	86,933	85,243
Other assets	35,485	38,911
Total Assets	$4,284,278	$4,054,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	$1,194,819	$1,151,268
Savings, NOW and money market deposits	1,785,184	1,568,009
Certificates of deposit of $100,000 or more	159,511	126,198
Other time deposits	63,794	80,534
Total deposits	3,203,308	2,926,009

Federal funds purchased	50,000	100,000
Federal Home Loan Bank advances	476,674	496,684
Repurchase agreements	846	674
Subordinated debentures, net	78,606	78,502
Junior subordinated debentures, net	-	15,244
Other liabilities and accrued expenses	32,905	29,470
Total Liabilities	3,842,339	3,646,583

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	-	-
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,713,717 and 19,106,246 shares issued, respectively; and 19,706,526 and 19,100,389 shares outstanding, respectively)	197	191
Surplus	346,778	329,427
Retained earnings	105,379	91,594
Treasury stock at cost, 7,191 and 5,857 shares, respectively	(206)	(161)
	452,148	421,051
Accumulated other comprehensive loss, net of income taxes	(10,209)	(13,064)
Total Stockholders' Equity	441,939	407,987
Total Liabilities and Stockholders' Equity	$4,284,278	$4,054,570

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans (including fee income)	$32,571	$29,951	$92,206	$87,128
Mortgage-backed securities, CMOs and other asset-backed securities	3,777	2,840	11,492	10,337
U.S. GSE securities	300	342	901	994
State and municipal obligations	963	962	2,968	2,799
Corporate bonds	295	282	878	838
Deposits with banks	91	43	208	115
Other interest and dividend income	441	341	1,236	890
Total interest income	38,438	34,761	109,889	103,101

Interest expense:
Savings, NOW and money market deposits	2,161	1,321	5,524	3,888
Certificates of deposit of $100,000 or more	496	227	1,306	558
Other time deposits	195	190	552	507
Federal funds purchased and repurchase agreements	402	301	1,073	779
Federal Home Loan Bank advances	1,704	562	4,382	2,233
Subordinated debentures	1,135	1,134	3,405	3,404
Junior subordinated debentures	-	342	48	1,026
Total interest expense	6,093	4,077	16,290	12,395

Net interest income	32,345	30,684	93,599	90,706
Provision for loan losses	1,900	2,000	3,650	4,150
Net interest income after provision for loan losses	30,445	28,684	89,949	86,556

Non-interest income:
Service charges and other fees	2,392	2,354	6,662	6,437
Net securities gains	260	-	260	449
Title fee income	757	438	1,848	1,352
Gain on sale of Small Business Administration loans	100	213	1,442	670
BOLI income	563	556	1,690	1,358
Other operating income	900	473	1,701	2,032
Total non-interest income	4,972	4,034	13,603	12,298

Non-interest expense:
Salaries and employee benefits	11,766	10,330	34,467	31,483
Occupancy and equipment	3,514	3,256	10,351	9,439
Technology and communications	1,469	1,235	4,194	3,638
Marketing and advertising	1,254	1,039	3,742	3,005
Professional services	678	768	2,101	2,815
FDIC assessments	341	446	984	1,491
Acquisition costs	-	-	-	(270)
Amortization of other intangible assets	247	462	800	1,810
Other operating expenses	2,002	1,668	5,934	5,141
Total non-interest expense	21,271	19,204	62,573	58,552

Income before income taxes	14,146	13,514	40,979	40,302
Income tax expense	4,703	4,663	13,524	13,971
Net income	$9,443	$8,851	$27,455	$26,331
Basic earnings per share	$0.48	$0.50	$1.39	$1.50
Diluted earnings per share	$0.48	$0.50	$1.39	$1.50

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$9,443	$8,851	$27,455	$26,331
Other comprehensive income (losses):
Change in unrealized net gains (losses) on securities available for sale, net of reclassifications and deferred income taxes	152	(1,886)	2,695	5,263
Adjustment to pension liability, net of reclassifications and deferred income taxes	67	57	230	176
Unrealized gains (losses) on cash flow hedges, net of reclassifications and deferred income taxes	303	595	(70)	(709)
Total other comprehensive income (losses)	522	(1,234)	2,855	4,730
Comprehensive income	$9,965	$7,617	$30,310	$31,061

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2016	$191	$329,427	$91,594	$(161)	$(13,064)	$407,987
Net income			27,455			27,455
Shares issued under the dividend reinvestment plan		721				721
Shares issued for trust preferred securities conversions (529,292 shares)	5	14,944				14,949
Stock awards granted and distributed	1	(417)		416		-
Stock awards forfeited		131		(131)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(330)		(330)
Share based compensation expense		1,972				1,972
Cash dividend declared, $0.69 per share			(13,670)			(13,670)
Other comprehensive income, net of deferred income taxes					2,855	2,855
Balance at September 30, 2017	$197	$346,778	$105,379	$(206)	$(10,209)	$441,939

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2015	$174	$278,333	$72,243	$-	$(9,622)	$341,128
Net income			26,331			26,331
Shares issued under the dividend reinvestment plan		688				688
Shares issued for trust preferred securities conversions (6,896 shares)		195				195
Stock awards granted and distributed	1	(176)		175		-
Stock awards forfeited		173		(173)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(328)		(328)
Exercise of stock options		(29)		29		-
Impact of modification of convertible trust preferred securities		356				356
Share based compensation expense		1,597				1,597
Cash dividend declared, $0.69 per share			(12,095)			(12,095)
Other comprehensive income, net of deferred income taxes					4,730	4,730
Balance at September 30, 2016	$175	$281,137	$86,479	$(297)	$(4,892)	$362,602

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$27,455	$26,331
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,650	4,150
Depreciation and (accretion)	(2,913)	(5,011)
Net amortization on securities	4,865	4,699
Increase in cash surrender value of bank owned life insurance	(1,690)	(1,358)
Amortization of intangible assets	800	1,810
Share based compensation expense	1,972	1,597
Net securities gains	(260)	(449)
Increase in accrued interest receivable	(772)	(297)
Small Business Administration ("SBA") loans originated for sale	(15,523)	(7,220)
Proceeds from sale of the guaranteed portion of SBA loans	17,290	8,042
Gain on sale of the guaranteed portion of SBA loans	(1,442)	(670)
Loss on sale of loans	33	-
(Increase) decrease in other assets	(664)	2,468
Increase (decrease) in accrued expenses and other liabilities	3,824	(5,668)
Net cash provided by operating activities	36,625	28,424

Cash flows from investing activities:
Purchases of securities available for sale	(87,916)	(263,576)
Purchases of securities, restricted	(404,267)	(299,908)
Purchases of securities held to maturity	(3,628)	(43,489)
Proceeds from sales of securities available for sale	26,685	264,358
Redemption of securities, restricted	404,776	300,181
Maturities, calls and principal payments of securities available for sale	89,630	137,821
Maturities, calls and principal payments of securities held to maturity	36,390	23,766
Net increase in loans	(319,312)	(176,770)
Proceeds from loan sale	2,574	-
Proceeds from sales of other real estate owned, net	-	278
Purchase of bank owned life insurance	-	(30,000)
Purchase of premises and equipment	(2,595)	(2,500)
Net cash used in investing activities	(257,663)	(89,839)

Cash flows from financing activities:
Net increase in deposits	277,345	80,762
Net decrease in federal funds purchased	(50,000)	(20,000)
Net decrease in Federal Home Loan Bank advances	(19,733)	(27,624)
Repayment of junior subordinated debentures	(352)	-
Net increase in repurchase agreements	172	203
Net proceeds from issuance of common stock	721	688
Repurchase of surrendered stock from vesting of restricted stock awards	(330)	(328)
Cash dividends paid	(13,670)	(12,095)
Net cash provided by financing activities	194,153	21,606

Net decrease in cash and cash equivalents	(26,885)	(39,809)
Cash and cash equivalents at beginning of period	113,838	104,558
Cash and cash equivalents at end of period	$86,953	$64,749

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$17,660	$13,690
Income tax	$4,195	$17,082

Noncash investing and financing activities:
Conversion of junior subordinated debentures	$15,350	$-

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table presents the computation of EPS for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net Income	$9,443	$8,851	$27,455	$26,331
Dividends paid on and earnings allocated to participating securities	(197)	(188)	(557)	(542)
Income attributable to common stock	$9,246	$8,663	$26,898	$25,789

Weighted average common shares outstanding, including participating securities	19,793	17,537	19,748	17,511
Weighted average participating securities	(412)	(372)	(405)	(365)
Weighted average common shares outstanding	19,381	17,165	19,343	17,146
Basic earnings per common share	$0.48	$0.50	$1.39	$1.50

Income attributable to common stock	$9,246	$8,663	$26,898	$25,789
Impact of assumed conversions - interest on 8.5% trust preferred securities	-	219	32	661
Income attributable to common stock including assumed conversions	$9,246	$8,882	$26,930	$26,450

Weighted average common shares outstanding	19,381	17,165	19,343	17,146
Incremental shares from assumed conversions of options and restricted stock units	25	15	21	11
Incremental shares from assumed conversions of 8.5% trust preferred securities	-	546	23	531
Weighted average common and equivalent shares outstanding	19,406	17,726	19,387	17,688
Diluted earnings per common share	$0.48	$0.50	$1.39	$1.50

There were no stock options outstanding for the nine months ended September 30, 2017. There were no stock options that were antidilutive for the nine months ended September 30, 2016. There were no restricted stock units that were antidilutive for the three and nine months ended September 30, 2017 and 2016. The $15.7 million in trust preferred securities outstanding at December 31, 2016 were redeemed effective January 18, 2017 and therefore were not included in the computation of diluted earnings per share for the three months ended September 30, 2017, but were dilutive for the nine months ended September 30, 2017 and therefore were included in the computation of diluted earnings per share for that period. The $15.8 million in trust preferred securities outstanding at September 30, 2016 were dilutive for the three and nine months ended September 30, 2016 and therefore were included in the computation of diluted earnings per share for those periods.

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

The following table summarizes the status of the Company’s unvested restricted stock as of and for the nine months ended September 30, 2017:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2017	301,991	$24.59
Granted	70,981	$35.62
Vested	(46,201)	$23.36
Forfeited	(5,001)	$26.79
Unvested, September 30, 2017	321,770	$27.17

During the nine months ended September 30, 2017, restricted stock awards of 70,981 shares were granted. Of the 70,981 shares granted, 31,860 shares vest over seven years with a third vesting after years five, six and seven, 25,396 shares vest over five years with a third vesting after years three, four and five, 10,270 shares vest ratably over three years, and 3,455 shares vest over nine months. During the nine months ended September 30, 2016, restricted stock awards of 68,309 shares were granted. Of the 68,309 shares granted, 36,000 shares vest over seven years with a third vesting after years five, six and seven, 27,709 shares vest over five years with a third vesting after years three, four and five, and 4,600 shares vest ratably over three years. Compensation expense attributable to restricted stock awards was $432,000 and $1.3 million for the three and nine months ended September 30, 2017, respectively, and $352,000 and $1.1 million for the three and nine months ended September 30, 2016, respectively.

Effective in 2015, the Board revised the design of the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers to include performance-based awards. The LTI Plan includes 60% performance vested awards based on 3-year relative Total Shareholder Return to the proxy peer group and 40% time vested awards. The awards are in the form of restricted stock units which cliff vest after five years and require an additional two-year holding period before being delivered in shares of common stock. The Company recorded expense of $81,000 and $229,000 in connection with these awards for the three and nine months ended September 30, 2017, respectively, and $51,000 and $142,000 for the three and nine months ended September 30, 2016, respectively.

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $135,000 and $395,000 for the three and nine months ended September 30, 2017, respectively, and $128,000 and $366,000 for the three and nine months ended September 30, 2016, respectively.

4. SECURITIES

The following tables summarize the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$64,994	$-	$(766)	$64,228
State and municipal obligations	91,359	430	(469)	91,320
U.S. GSE residential mortgage-backed securities	195,062	112	(1,770)	193,404
U.S. GSE residential collateralized mortgage obligations	323,427	75	(4,300)	319,202
U.S. GSE commercial mortgage-backed securities	6,129	41	(17)	6,153
U.S. GSE commercial collateralized mortgage obligations	51,211	-	(825)	50,386
Other asset backed securities	24,250	-	(1,213)	23,037
Corporate bonds	46,000	-	(1,672)	44,328
Total available for sale	802,432	658	(11,032)	792,058

Held to maturity:
State and municipal obligations	60,616	1,446	(36)	62,026
U.S. GSE residential mortgage-backed securities	11,905	-	(175)	11,730
U.S. GSE residential collateralized mortgage obligations	55,871	389	(348)	55,912
U.S. GSE commercial mortgage-backed securities	28,202	158	(350)	28,010
U.S. GSE commercial collateralized mortgage obligations	33,009	13	(595)	32,427
Total held to maturity	189,603	2,006	(1,504)	190,105
Total securities	$992,035	$2,664	$(12,536)	$982,163

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$64,993	$-	$(1,344)	$63,649
State and municipal obligations	117,292	212	(1,339)	116,165
U.S. GSE residential mortgage-backed securities	160,446	16	(2,414)	158,048
U.S. GSE residential collateralized mortgage obligations	373,098	149	(5,736)	367,511
U.S. GSE commercial mortgage-backed securities	6,337	6	(36)	6,307
U.S. GSE commercial collateralized mortgage obligations	56,148	-	(956)	55,192
Other asset backed securities	24,250	-	(1,697)	22,553
Corporate bonds	32,000	-	(1,703)	30,297
Total available for sale	834,564	383	(15,225)	819,722

Held to maturity:
State and municipal obligations	66,666	1,085	(130)	67,621
U.S. GSE residential mortgage-backed securities	13,443	-	(287)	13,156
U.S. GSE residential collateralized mortgage obligations	61,639	352	(552)	61,439
U.S. GSE commercial mortgage-backed securities	28,772	136	(509)	28,399
U.S. GSE commercial collateralized mortgage obligations	41,717	93	(573)	41,237
Corporate bonds	11,000	26	-	11,026
Total held to maturity	223,237	1,692	(2,051)	222,878
Total securities	$1,057,801	$2,075	$(17,276)	$1,042,600

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at September 30, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
		Estimated
(In thousands)	Amortized Cost	Fair Value
Maturity
Available for sale:
Within one year	$8,897	$8,900
One to five years	97,886	97,300
Five to ten years	130,905	128,893
Beyond ten years	564,744	556,965
Total	$802,432	$792,058

Held to maturity:
Within one year	$3,537	$3,534
One to five years	36,367	36,634
Five to ten years	55,308	56,280
Beyond ten years	94,391	93,657
Total	$189,603	$190,105

The following tables summarize securities with gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2017
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$37,659	$(334)	$26,568	$(432)
State and municipal obligations	27,585	(146)	25,204	(323)
U.S. GSE residential mortgage-backed securities	129,703	(1,162)	25,682	(608)
U.S. GSE residential collateralized mortgage obligations	178,035	(2,174)	114,900	(2,126)
U.S. GSE commercial mortgage-backed securities	2,455	(17)	-	-
U.S. GSE commercial collateralized mortgage obligations	25,236	(364)	25,151	(461)
Other asset backed securities	-	-	23,037	(1,213)
Corporate bonds	-	-	30,328	(1,672)
Total available for sale	400,673	(4,197)	270,870	(6,835)

Held to maturity:
State and municipal obligations	2,828	(29)	1,015	(7)
U.S. GSE residential mortgage-backed securities	5,326	(57)	6,404	(118)
U.S. GSE residential collateralized mortgage obligations	14,488	(183)	8,941	(165)
U.S. GSE commercial mortgage-backed securities	12,806	(166)	5,679	(184)
U.S. GSE commercial collateralized mortgage obligations	13,785	(109)	12,955	(486)
Total held to maturity	$49,233	$(544)	$34,994	$(960)

	December 31, 2016
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$63,649	$(1,344)	$-	$-
State and municipal obligations	78,883	(1,338)	240	(1)
U.S. GSE residential mortgage-backed securities	140,514	(2,409)	241	(5)
U.S. GSE residential collateralized mortgage obligations	319,197	(5,221)	15,627	(515)
U.S. GSE commercial mortgage-backed securities	2,573	(36)	-	-
U.S. GSE commercial collateralized mortgage obligations	48,901	(886)	6,292	(70)
Other asset backed securities	-	-	22,552	(1,697)
Corporate bonds	17,834	(1,166)	12,463	(537)
Total available for sale	671,551	(12,400)	57,415	(2,825)

Held to maturity:
State and municipal obligations	21,867	(130)	-	-
U.S. GSE residential mortgage-backed securities	13,156	(287)	-	-
U.S. GSE residential collateralized mortgage obligations	31,297	(455)	3,873	(97)
U.S. GSE commercial mortgage-backed securities	12,860	(286)	5,877	(223)
U.S. GSE commercial collateralized mortgage obligations	22,666	(372)	3,790	(201)
Total held to maturity	$101,846	$(1,530)	$13,540	$(521)

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

At September 30, 2017, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aaa Moody’s rating during the time the Bank has owned them.  The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

Sales and Calls of Securities

There were $26.7 million of proceeds from sales of securities with gross gains of approximately $0.3 million and gross losses of approximately $0.1 million for the three and nine months ended the September 30, 2017. There were no sales of securities for the three months ended September 30, 2016. There were $264.4 million of proceeds from sales of securities with gross gains of $1.6 million and gross losses of $1.2 million realized for the nine months ended September 30, 2016. There were no proceeds from calls of securities for the three and nine months ended the September 30, 2017. Proceeds from calls of securities were $13.3 million and $66.2 million for the three and nine months ended September 30, 2016, respectively.

Pledged Securities

Securities having a fair value of $522.7 million and $570.1 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the nine months ended September 30, 2017 or the year ended December 31, 2016.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $34.2 million and $34.7 million in FHLB, ACBB and FRB stock at September 30, 2017 and December 31, 2016, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$64,228		$64,228
State and municipal obligations	91,320		91,320
U.S. GSE residential mortgage-backed securities	193,404		193,404
U.S. GSE residential collateralized mortgage obligations	319,202		319,202
U.S. GSE commercial mortgage-backed securities	6,153		6,153
U.S. GSE commercial collateralized mortgage obligations	50,386		50,386
Other asset backed securities	23,037		23,037
Corporate bonds	44,328		44,328
Total available for sale securities	$792,058		$792,058
Derivatives	$2,447		$2,447

Financial liabilities:
Derivatives	$1,719		$1,719

	December 31, 2016
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$63,649		$63,649
State and municipal obligations	116,165		116,165
U.S. GSE residential mortgage-backed securities	158,048		158,048
U.S. GSE residential collateralized mortgage obligations	367,511		367,511
U.S. GSE commercial mortgage-backed securities	6,307		6,307
U.S. GSE commercial collateralized mortgage obligations	55,192		55,192
Other asset backed securities	22,553		22,553
Corporate bonds	30,297		30,297
Total available for sale securities	$819,722		$819,722
Derivatives	$2,510		$2,510

Financial liabilities:
Derivatives	$1,670		$1,670

The following tables summarize assets measured at fair value on a non-recurring basis:

September 30, 2017
Fair Value Measurements Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,196			$4,196

December 31, 2016
Fair Value Measurements Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$64			$64

Impaired loans with an allocated allowance for loan losses at September 30, 2017 had a carrying amount of $4.2 million, which is made up of the outstanding balance of $6.2 million, net of a valuation allowance of $2.0 million. This resulted in an additional provision for loan losses of $2.0 million that is included in the amount reported on the Consolidated Statements of Income for the nine months ended September 30, 2017. Impaired loans with an allocated allowance for loan losses at December 31, 2016 had a carrying amount of $64 thousand, which is made up of the outstanding balance of $65 thousand, net of a valuation allowance of $1 thousand. This resulted in an additional provision for loan losses of $1 thousand that is included in the amount reported on the Consolidated Statement of Income for the year ended December 31, 2016. There was no other real estate owned at September 30, 2017 and December 31, 2016.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of September 30, 2017 and December 31, 2016.

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

The following tables summarize the estimated fair values and recorded carrying amounts of the Company’s financial instruments at September 30, 2017 and December 31, 2016:

	September 30, 2017
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$57,915	$57,915	$-	$-	$57,915
Interest earning deposits with banks	29,038	29,038	-	-	29,038
Securities available for sale	792,058	-	792,058	-	792,058
Securities restricted	34,234	n/a	n/a	n/a	n/a
Securities held to maturity	189,603	-	190,105	-	190,105
Loans, net	2,892,432	-	-	2,850,092	2,850,092
Derivatives	2,447	-	2,447	-	2,447
Accrued interest receivable	11,005	-	3,566	7,439	11,005

Financial liabilities:
Certificates of deposit	223,305	-	222,814	-	222,814
Demand and other deposits	2,980,003	2,980,003	-	-	2,980,003
Federal funds purchased	50,000	50,000	-	-	50,000
Federal Home Loan Bank advances	476,674	159,915	316,132	-	476,047
Repurchase agreements	846	-	846	-	846
Subordinated debentures	78,606	-	78,720	-	78,720
Derivatives	1,719	-	1,719	-	1,719
Accrued interest payable	432	-	420	12	432

	December 31, 2016
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$102,280	$102,280	$-	$-	$102,280
Interest earning deposits with banks	11,558	11,558	-	-	11,558
Securities available for sale	819,722	-	819,722	-	819,722
Securities restricted	34,743	n/a	n/a	n/a	n/a
Securities held to maturity	223,237	-	222,878	-	222,878
Loans, net	2,574,536	-	-	2,542,395	2,542,395
Derivatives	2,510	-	2,510	-	2,510
Accrued interest receivable	10,233	-	3,480	6,753	10,233

Financial liabilities:
Certificates of deposit	206,732	-	206,026	-	206,026
Demand and other deposits	2,719,277	2,719,277	-	-	2,719,277
Federal funds purchased	100,000	100,000	-	-	100,000
Federal Home Loan Bank advances	496,684	175,000	321,249	-	496,249
Repurchase agreements	674	-	674	-	674
Subordinated debentures	78,502	-	78,303	-	78,303
Junior subordinated debentures	15,244	-	-	15,258	15,258
Derivatives	1,670	-	1,670	-	1,670
Accrued interest payable	1,849	87	316	1,446	1,849

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	September 30, 2017	December 31, 2016
Commercial real estate mortgage loans	$1,261,369	$1,091,752
Multi-family mortgage loans	570,181	518,146
Residential real estate mortgage loans	400,256	364,884
Commercial, industrial and agricultural loans	572,393	524,450
Real estate construction and land loans	93,393	80,605
Installment/consumer loans	19,671	16,368
Total loans	2,917,263	2,596,205
Net deferred loan costs and fees	4,442	4,235
Total loans held for investment	2,921,705	2,600,440
Allowance for loan losses	(29,273)	(25,904)
Loans, net	$2,892,432	$2,574,536

In June 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $386.9 million and $464.2 million of acquired CNB loans remaining as of September 30, 2017 and December 31, 2016, respectively.

In February 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $21.8 million and $26.5 million of acquired FNBNY loans remaining as of September 30, 2017 and December 31, 2016, respectively.

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

The following tables represent loans categorized by class and internally assigned risk grades as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$449,761	$1,334	$20,081	$-	$471,176
Non-owner occupied	776,497	9,278	4,418	-	790,193
Multi-family	570,181	-	-	-	570,181
Residential real estate:
Residential mortgage	329,338	4,883	373	-	334,594
Home equity	64,134	825	703	-	65,662
Commercial and industrial:
Secured	68,934	16,111	12,009	-	97,054
Unsecured	456,964	10,838	7,537	-	475,339
Real estate construction and land loans	93,070	-	323	-	93,393
Installment/consumer loans	19,553	18	100		19,671
Total loans	$2,828,432	$43,287	$45,544	$-	$2,917,263

At September 30, 2017, there were $1.9 million and $2.6 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.3 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

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

Past Due and Nonaccrual Loans

The following tables represent the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loans, as defined by FASB ASC 310-10:

	September 30, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$480	$-	$563	$145	$1,188	$469,988	$471,176
Non-owner occupied	912	-	1,182	-	2,094	788,099	790,193
Multi-family	-	-	-	-	-	570,181	570,181
Residential real estate:
Residential mortgages	1,309	217	-	490	2,016	332,578	334,594
Home equity	145	-	263	199	607	65,055	65,662
Commercial and industrial:
Secured	32	-	436	1,568	2,036	95,018	97,054
Unsecured	75	559	-	5,049	5,683	469,656	475,339
Real estate construction and land loans	-	-	-	-	-	93,393	93,393
Installment/consumer loans	26	-	-	-	26	19,645	19,671
Total loans	$2,979	$776	$2,444	$7,451	$13,650	$2,903,613	$2,917,263

	December 31, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$222	$-	$467	$184	$873	$423,342	$424,215
Non-owner occupied	-	-	-	-	-	667,537	667,537
Multi-family	-	-	-	-	-	518,146	518,146
Residential real estate:
Residential mortgages	1,232	-	-	770	2,002	297,747	299,749
Home equity	532	-	238	265	1,035	64,100	65,135
Commercial and industrial:
Secured	27	-	204	-	231	109,003	109,234
Unsecured	115	-	118	22	255	414,961	415,216
Real estate construction and land loans	-	-	-	-	-	80,605	80,605
Installment/consumer loans	28	-	-	-	28	16,340	16,368
Total loans	$2,156	$-	$1,027	$1,241	$4,424	$2,591,781	$2,596,205

There were $1.9 million and $1.0 million of acquired loans that were 30-89 days past due at September 30, 2017 and December 31, 2016, respectively. All loans 90 days or more past due that are still accruing interest represent loans acquired from CNB, FNBNY and Hamptons State Bank (“HSB”) which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expects to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

At September 30, 2017 and December 31, 2016, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $18.4 million and $3.4 million, respectively. During the nine months ended September 30, 2017, the Bank modified certain commercial real estate mortgage loans as troubled debt restructurings (“TDRs”) totaling $7.8 million, which are classified as special mention, and certain taxi medallion loans totaling $2.8 million, which are classified as substandard, which, coupled with an increase in nonaccrual loans, caused the increase in impaired loans from December 31, 2016. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at September 30, 2017 and December 31, 2016 for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three and nine months ended September 30, 2017 and 2016:

	September 30, 2017			Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied	8,896	8,896	-	8,906	100	6,352	298
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and industrial:
Secured	3,023	3,023	-	3,030	5	1,459	66
Unsecured	333	333	-	342	4	367	12
Total with no related allowance recorded	$12,252	$12,252	$-	$12,278	$109	$8,178	$376

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-	-	-
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and industrial:
Secured	1,216	1,216	646	1,216	6	540	6
Unsecured	4,941	4,941	1,315	3,294	105	1,098	106
Total with an allowance recorded	$6,157	$6,157	$1,961	$4,510	$111	$1,638	$112

Total:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied	8,896	8,896	-	8,906	100	6,352	298
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and industrial:
Secured	4,239	4,239	646	4,246	11	1,999	72
Unsecured	5,274	5,274	1,315	3,636	109	1,465	118
Total	$18,409	$18,409	$1,961	$16,788	$220	$9,816	$488

	December 31, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$326	$538	$-	$344	$2	$360	$7
Non-owner occupied	1,213	1,213	-	1,224	20	1,232	57
Residential real estate:
Residential mortgages	520	558	-	555	-	437	-
Home equity	264	285	-	657	-	613	-
Commercial and industrial:
Secured	556	556	-	194	3	173	9
Unsecured	408	408	-	442	6	467	15
Total with no related allowance recorded	$3,287	$3,558	$-	$3,416	$31	$3,282	$88

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-	-	-
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and industrial:
Secured	-	-	-	-	-	-	-
Unsecured	66	66	1	203	1	132	5
Total with an allowance recorded	$66	$66	$1	$203	$1	$132	$5

Total:
Commercial real estate:
Owner occupied	$326	$538	$-	$344	$2	$360	$7
Non-owner occupied	1,213	1,213	-	1,224	20	1,232	57
Residential real estate:
Residential mortgages	520	558	-	555	-	437	-
Home equity	264	285	-	657	-	613	-
Commercial and industrial:
Secured	556	556	-	194	3	173	9
Unsecured	474	474	1	645	7	599	20
Total	$3,353	$3,624	$1	$3,619	$32	$3,414	$93

The Bank had no other real estate owned at September 30, 2017 and December 31, 2016.

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

During the three months ended September 30, 2017, there were no loans modified as TDRs, compared to one loan modified as a TDR totaling $0.3 million for the three months ended September 30, 2016. During the nine months ended September 30, 2017, the Bank modified certain commercial real estate mortgage loans totaling $7.8 million and certain taxi medallion loans totaling $2.8 million as TDRs compared to four loans as TDRs totaling $0.9 million for the nine months ended September 30, 2016. These modifications did not result in a change to the recorded investment of the loans and did not increase the allowance for loan losses for those periods. During the nine months ended September 30, 2017, there were no charge-offs relating to TDRs. During the nine months ended September 30, 2016, there were $0.06 million charge-offs relating to TDRs. During the nine months ended September 30, 2017 there were two loans modified as TDRs for which there was a payment default within twelve months following the modification and none during the nine months ended September 30, 2016. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of September 30, 2017 and December 31, 2016, the Company had $0.5 million and $0.3 million, respectively, of nonaccrual TDRs and $12.7 million and $2.4 million, respectively, of performing TDRs. At September 30, 2017 and December 31, 2016, total nonaccrual TDRs are secured with collateral that has an appraised value of $4.0 million and $1.3 million, respectively. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the nine months ended September 30, 2017 that did not meet the definition of a TDR. These loans have a total recorded investment at September 30, 2017 of $41.0 million. These loans were to borrowers who were not experiencing financial difficulties.

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

At the acquisition date, the PCI loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million, expected cash flows of $28.4 million, and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At September 30, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $6.1 million and $4.0 million, respectively, with a remaining non-accretable difference of $1.1 million. At December 31, 2016, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $12.2 million and $7.0 million, respectively, with a remaining non-accretable difference of $1.3 million.

At the acquisition date, the PCI loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield. At September 30, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $10.9 million and $3.2 million, respectively, with a remaining non-accretable difference of $6.2 million. At December 31, 2016, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $12.2 million and $2.3 million, respectively, with a remaining non-accretable difference of $6.9 million.

The following table summarizes the activity in the accretable yield for the PCI loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$3,966	$5,963	$6,915	$7,113
Accretion	(1,067)	(559)	(3,970)	(3,217)
Reclassification (to) from nonaccretable difference during the period	(362)	46	(408)	1,138
Other	-	-	-	416
Accretable discount at end of period	$2,537	$5,450	$2,537	$5,450

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, owner and non-owner occupied; multi-family mortgage loans; residential real estate mortgages; home equity loans; commercial, industrial and agricultural loans, secured and unsecured; real estate construction and land loans; and consumer loans. Management considers a variety of factors in determining the adequacy of the valuation allowance and has developed a range of valuation allowances necessary to adequately provide for probable incurred losses in each pool of loans. Management considers the Bank’s charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, management evaluates and considers the credit’s risk rating, which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, management evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

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

The Credit Risk Management Committee (“CRMC”) is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2017 and December 31, 2016, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310-10, and based on impairment method as of September 30, 2017 and December 31, 2016. The tables include loans acquired from CNB and FNBNY.

	September 30, 2017
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$1,961	$-	$-	$1,961
Collectively evaluated for impairment	10,470	4,840	1,660	9,463	745	134	27,312
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$10,470	$4,840	$1,660	$11,424	$745	$134	$29,273

Loans:
Individually evaluated for impairment	$8,896	$-	$-	$9,513	$-	$-	$18,409
Collectively evaluated for impairment	1,250,042	567,189	399,677	561,521	93,393	19,671	2,891,493
Loans acquired with deteriorated credit quality	2,431	2,992	579	1,359	-	-	7,361
Total loans	$1,261,369	$570,181	$400,256	$572,393	$93,393	$19,671	$2,917,263

	December 31, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$1	$-	$-	$1
Collectively evaluated for impairment	9,225	6,264	1,495	7,836	955	128	25,903
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904

Loans:
Individually evaluated for impairment	$1,539	$-	$784	$1,030	$-	$-	$3,353
Collectively evaluated for impairment	1,088,332	514,853	363,230	519,686	80,605	16,368	2,583,074
Loans acquired with deteriorated credit quality	1,881	3,293	870	3,734	-	-	9,778
Total loans	$1,091,752	$518,146	$364,884	$524,450	$80,605	$16,368	$2,596,205

The following tables represent the changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016, by portfolio segment, as defined under FASB ASC 310-10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	Three Months Ended September 30, 2017
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$10,579	$4,846	$1,486	$9,970	$577	$86	$27,544
Charge-offs	-	-	-	(124)	-	(49)	(173)
Recoveries	-	-	-	1	-	1	2
Provision	(109)	(6)	174	1,577	168	96	1,900
Ending balance	$10,470	$4,840	$1,660	$11,424	$745	$134	$29,273

	Three Months Ended September 30, 2016
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$8,309	$5,287	$2,076	$5,771	$1,131	$134	$22,708
Charge-offs	-	-	(56)	(377)	-	-	(433)
Recoveries	9	-	-	23	-	1	33
Provision	142	1,293	11	790	(219)	(17)	2,000
Ending balance	$8,460	$6,580	$2,031	$6,207	$912	$118	$24,308

	Nine Months Ended September 30, 2017
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904
Charge-offs	-	-	-	(252)	-	(49)	(301)
Recoveries	-	-	2	16	-	2	20
Provision	1,245	(1,424)	163	3,823	(210)	53	3,650
Ending balance	$10,470	$4,840	$1,660	$11,424	$745	$134	$29,273

	Nine Months Ended September 30, 2016
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744
Charge-offs	-	-	(56)	(674)	-	(2)	(732)
Recoveries	109	-	2	30	-	5	146
Provision	501	2,372	(30)	1,446	(118)	(21)	4,150
Ending balance	$8,460	$6,580	$2,031	$6,207	$912	$118	$24,308

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

There were $2.2 million of contributions to the pension plan during the nine months ended September 30, 2017 and 2016. There were no contributions to the SERP during the nine months ended September 30, 2017 and 2016. In accordance with the SERP, a retired executive received a distribution from the plan totaling $84,000 during the nine months ended September 30, 2017 and 2016, respectively.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table sets forth the components of net periodic benefit cost:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$293	$288	$54	$44	$878	$865	$159	$132
Interest cost	185	199	26	27	555	596	78	79
Expected return on plan assets	(521)	(482)	-	-	(1,561)	(1,447)	-	-
Amortization of net loss	113	102	12	6	338	305	38	20
Amortization of prior service credit	(20)	(20)	-	-	(58)	(58)	-	-
Amortization of transition obligation	-	-	7	7	-	-	21	21
Net periodic benefit cost	$50	$87	$99	$84	$152	$261	$296	$252

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $0.8 million at September 30, 2017 and $0.7 million at December 31, 2016. The repurchase agreements were collateralized by investment securities, of which 53% were U.S. GSE residential collateralized mortgage obligations and 47% were U.S. GSE residential mortgage-backed securities with a carrying amount of $1.9 million at September 30, 2017 and 49% were U.S. GSE residential collateralized mortgage obligations and 51% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.3 million at December 31, 2016.

Securities sold under agreements to repurchase are financing arrangements with $0.8 million maturing during the fourth quarter of 2017. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company’s policies, eligible counterparties are defined and monitored to minimize exposure.

10. FEDERAL HOME LOAN BANK ADVANCES

The following tables set forth the contractual maturities and weighted average interest rates of FHLB advances over the next three years at September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Amount	Weighted Average Rate
Contractual Maturity
Overnight	$160,000	1.29%

2017	290,000	1.34%
2018	25,170	1.06%
2019	1,504	0.97%
	316,674	1.32%
Total FHLB advances	$476,674	1.31%

	December 31, 2016
(Dollars in thousands)	Amount	Weighted Average Rate
Contractual Maturity
Overnight	$175,000	0.74%

2017	294,113	0.82%
2018	25,431	1.05%
2019	2,140	1.04%
	321,684	0.84%
Total FHLB advances	$496,684	0.80%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.05 billion and $923.9 million of residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2017 and December 31, 2016, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.29 billion at September 30, 2017.

11. BORROWED FUNDS

Subordinated Debentures

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.6 million and $78.5 million at September 30, 2017 and December 31, 2016, respectively.

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

Interest rate swaps with notional amounts totaling $290.0 million and $175.0 million at September 30, 2017 and December 31, 2016, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Notional amounts	$290,000	$175,000
Weighted average pay rates	1.78%	1.61%
Weighted average receive rates	1.33%	0.95%
Weighted average maturity	2.89 years	2.98 years

Interest expense recorded on these swap transactions totaled $369,000 and $1.1 million for the three and nine months ended September 30, 2017 and $236,000 and $725,000 for the three and nine months ended September 30, 2016, respectively, and is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the nine months ended September 30, 2017, the Company had $1.1 million of reclassifications to interest expense. During the next twelve months, the Company estimates that $0.7 million will be reclassified as an increase in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three and nine months ended September 30, 2017 and 2016:

			Amount of loss
	Amount of gain (loss)	Amount of loss	recognized in other
(In thousands)	recognized in OCI	reclassified from OCI	non-interest income
Interest rate contracts	(Effective Portion)	to interest expense	(Ineffective Portion)
Three months ended September 30, 2017	$144	$(369)	$-
Nine months ended September 30, 2017	$(1,216)	$(1,103)	$-
Three months ended September 30, 2016	$764	$(236)	$-
Nine months ended September 30, 2016	$(1,920)	$(725)	$-

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets at the dates indicated:

	September 30, 2017			December 31, 2016
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets/(liabilities):
Interest rate swaps related to FHLB advances	$290,000	$1,749	$(1,021)	$175,000	$1,994	$(1,153)

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

The following table presents summary information about these interest rate swaps at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Notional amounts	$80,939	$62,472
Weighted average pay rates	3.84%	3.50%
Weighted average receive rates	3.84%	3.50%
Weighted average maturity	12.32 years	13.97 years
Fair value of combined interest rate swaps	$-	$-

Credit-Risk-Related Contingent Features

As of September 30, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.5 million and the termination value of derivatives in a net asset position was $0.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At September 30, 2017, the Company posted collateral of $0.8 million against its obligations under the agreements in a net liability position and received collateral of $0.6 million from its counterparty under the agreements in a net asset position. If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

13. OTHER COMPREHENSIVE INCOME

The following table summarizes the components of other comprehensive income and related income tax effects:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Unrealized holding gains (losses) on available for sale securities	$517	$(3,173)	$4,728	$9,292
Reclassification adjustment for gains realized in income	(260)	-	(260)	(449)
Income tax effect	(105)	1,287	(1,773)	(3,580)
Net change in unrealized gains (losses) on available for sale securities	152	(1,886)	2,695	5,263

Reclassification adjustment for amortization realized in income	112	95	339	288
Income tax effect	(45)	(38)	(109)	(112)
Net change in post-retirement obligation	67	57	230	176

Change in fair value of derivatives used for cash flow hedges	144	764	(1,216)	(1,920)
Reclassification adjustment for losses realized in income	369	236	1,103	725
Income tax effect	(210)	(405)	43	486
Net change in unrealized gains (losses) on cash flow hedges	303	595	(70)	(709)

Other comprehensive income (loss)	$522	$(1,234)	$2,855	$4,730

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes, at the dates indicated:

		Other Comprehensive
(In thousands)	December 31, 2016	Income	September 30, 2017
Unrealized losses on available for sale securities	$(8,823)	$2,695	$(6,128)
Unrealized losses on pension benefits	(4,741)	230	(4,511)
Unrealized gains on cash flow hedges	500	(70)	430
Accumulated other comprehensive loss	$(13,064)	$2,855	$(10,209)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended		Affected Line Item
	September 30,	September 30,	September 30,	September 30,	in the Consolidated
(In thousands)	2017	2016	2017	2016	Statements of Income
Realized gains on sale of available for sale securities	$260	$-	$260	$449	Net securities gains
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	20	20	58	58	Salaries and employee benefits
Transition obligation	(7)	(7)	(21)	(21)	Salaries and employee benefits
Actuarial losses	(125)	(108)	(376)	(325)	Salaries and employee benefits
Realized losses on cash flow hedges	(369)	(236)	(1,103)	(725)	Interest expense
Total reclassifications, before income tax	$(221)	$(331)	$(1,182)	$(564)
Income tax benefit	91	134	484	229	Income tax expense
Total reclassifications, net of income tax	$(130)	$(197)	$(698)	$(335)

14. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For public business entities, like the Company, ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. While the Company continues to assess all potential impacts of the standard, ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes the reporting for the service cost component of net benefit cost from the reporting for the other components of net benefit cost. The service cost component must be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The line item used in the income statement to present the other components of net benefit cost must be disclosed. Additionally, only the service cost component of net benefit cost is eligible for capitalization, if applicable. For public business entities, like the Company, ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017. Since the provisions of ASU 2017-07, which are applicable to the Company, are disclosure related, adoption will not have a financial impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. ASU 2016-02 requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. ASU 2016-02 would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company plans to adopt ASU 2016-02 in the first quarter of 2019 using the required modified retrospective approach, with a cumulative effect adjustment as of the beginning of the reporting period. Currently, the Bank leases properties as branch and back office locations. The Company is continuing to evaluate the potential effect of ASU 2016-02 on its consolidated financial statements by reviewing its existing operating lease contracts. The Company expects the adoption of ASU 2016-02 will result in an increase in the Company’s consolidated balance sheet as a result of recognizing right-of-use assets and lease liabilities.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 are intended to improve financial reporting by providing a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. For public entities, like the Company, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach with a cumulative effect adjustment as of the beginning of the reporting period along with supplementary disclosures. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans which are scoped-out of the guidance. The amendments also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. Most of the Company’s revenue comes from financial instruments, i.e. loans and securities, which are not within the scope of ASU 2014-09. The Company is in the process of evaluating the impact ASU 2014-09 will have on its current revenue recognition policies. The Company has not identified any material differences in the amount and timing of revenue recognition for the revenue streams that are within the scope of ASU 2014-09. Based on the analysis completed to date, the Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

15. SUBSEQUENT EVENTS

Charter Conversion

The Bank has filed an application with the New York State Department of Financial Services to convert from a national bank to a New York chartered commercial bank, and with the Federal Reserve Bank of New York to remain a member bank of the Federal Reserve System following the charter conversion. All regulatory approvals are expected to be received and the charter conversion is expected to become effective in the fourth quarter of 2017. The Company does not expect the Bank’s charter conversion to have a material impact on the Company’s consolidated financial statements.

Branch Rationalization

Following an assessment of the Company’s branch network to ensure it is covering its markets efficiently, the Company has identified a number of branches that the Company plans to either close or consolidate into nearby locations. As a result, the Company expects to record a pre-tax charge in the three months ended December 31, 2017, related to existing lease obligations, employee severance, and other related charges of no more than $6.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimated,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the title insurance subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. The Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

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

Principal Products and Services and Locations of Operations

Federally chartered in 1910, the Bank was founded by local farmers and merchants and now operates forty-four branches in its primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs, including forty-one in Suffolk and Nassau Counties, two in Queens and one in Manhattan. For over a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Company is to grow through the provision of exceptional service to its customers, its employees, and the community. The Company strives to achieve excellence in financial performance and build long term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities in its market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction loans; (7) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S. government sponsored entity (“U.S. GSE”) securities. The Bank also offers the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”)

programs, providing multi-millions of dollars of FDIC insurance on deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services, which offers a full range of investment products and services through a third party broker dealer. Through its title insurance subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Significant Recent Events

Charter Conversion

The Bank has filed an application with the New York State Department of Financial Services to convert from a national bank to a New York chartered commercial bank, and with the Federal Reserve Bank of New York to remain a member bank of the Federal Reserve System following the charter conversion. All regulatory approvals are expected to be received and the charter conversion is expected to become effective in the fourth quarter of 2017. The Company does not expect the Bank’s charter conversion to have a material impact on the Company’s consolidated financial statements.

Branch Rationalization

Following an assessment of the Company’s branch network to ensure it is covering its markets efficiently, the Company has identified a number of branches that the Company plans to either close or consolidate into nearby locations. As a result, the Company expects to record a pre-tax charge in the three months ended December 31, 2017, related to existing lease obligations, employee severance, and other related charges of no more than $6.6 million. The impact on pre-tax income for the year ended December 31, 2018, in the form of cost savings and expected deposit runoff, is expected to be no less than $3.3 million, with an expected payback period of no more than 22 months.

Quarterly Highlights

•	Net income for the third quarter of 2017 was $9.4 million and $0.48 per diluted share, compared to $8.9 million and $0.50 per diluted share for the third quarter of 2016.

•	Net interest income increased to $32.3 million for the third quarter of 2017 compared to $30.7 million in 2016.

•	Net interest margin was 3.29% the third quarter of 2017 compared to 3.57% for the 2016 period.

•	Loans held for investment at September 30, 2017 totaled $2.92 billion, an increase of $321.3 million, or 12.4%, over December 31, 2016 and $335.4 million, or 13.0%, over September 30, 2016.

•	Total assets of $4.28 billion at September 30, 2017, increased $229.7 million compared to December 31, 2016 and $450.3 million compared to September 30, 2016.

•	Deposits of $3.20 billion at September 30, 2017, increased $277.3 million over December 31, 2016 and $279.6 million compared to September 30, 2016.

•	Allowance for loan losses was 1.00% of loans at September 30, 2017 and December 31, 2016.

•	A cash dividend of $0.23 per share was declared in October 2017 for the third quarter.

 Challenges and Opportunities

In September 2017, the Federal Reserve decided to maintain the target range for the federal funds rate at 100 to 125 basis points. The Federal Open Market Committee’s (“FOMC”) stance on monetary policy remains accommodative, thereby supporting some further strengthening in labor market conditions and a sustained return to two percent inflation. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and two percent inflation. The FOMC stated its expectation that economic conditions will evolve in a manner that would warrant gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. The FOMC will initiate the balance sheet normalization program in October 2017. This program will gradually reduce the Federal Reserve’s securities holdings by decreasing reinvestment of principal payments from those securities.

Interest rates have been at or near historic lows for an extended period of time. Growth and service strategies have the potential to offset the compression on the net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2010, the Bank has opened fourteen new branches, including one in September 2017 in Astoria, New York, two in April 2017, in Riverhead and East Moriches, New York, and one in March 2017 in Sag Harbor, New York. The Bank has also grown through acquisitions including the June 2015 acquisition of Community National Bank (“CNB”), the February 2014 acquisition of First National Bank of New York (“FNBNY”), and the May 2011 acquisition of Hamptons State Bank (“HSB”). Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships. Recent and pending acquisitions of local competitors may also provide additional growth opportunities.

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

Corporate objectives for 2017 include: expanding the branch network through de novo branch openings; leveraging the Bank’s expanding branch network to build customer relationships and grow loans and deposits; rationalizing the branch footprint to ensure the Company is covering its markets efficiently; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income. Management believes there remain opportunities to grow its franchise and that continued investments to generate core funding, quality loans, and new sources of revenue remain keys to continue creating long term shareholder value. The ability to attract, retain, train, and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions. This is a result of maintaining discipline in its underwriting, expansion strategies, investing, and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities to grow and strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as management evaluates loans and investments and considers growth initiatives. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

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

Net Income

Net income for the three months ended September 30, 2017 was $9.4 million and $0.48 per diluted share as compared to $8.9 million and $0.50 per diluted share for the same period in 2016.   Changes in net income for the three months ended September 30, 2017 compared to September 30, 2016 include: (i) a $1.7 million, or 5.4%, increase in net interest income; (ii) a $0.1 million, or 5.0%, decrease in the provision for loan losses; (iii) a $0.9 million, or 23.3%, increase in non-interest income; and (iv) a $2.1 million, or 10.8%, increase in non-interest expense.

Net income for the nine months ended September 30, 2017 was $27.5 million and $1.39 per diluted share as compared to $26.3 million and $1.50 per diluted share for the same period in 2016.   Changes in net income for the nine months ended September 30, 2017 compared to September 30, 2016 include: (i) a $2.9 million, or 3.2%, increase in net interest income; (ii) a $0.5 million, or 12.0%, decrease in the provision for loan losses; (iii) a $1.3 million, or 10.6%, increase in non-interest income; (iv) a $4.0 million, or 6.9%, increase in non-interest expense; and (v) a $0.4 million, or 3.2%, decrease in income taxes.

Weighted average common and common equivalent shares outstanding were higher for the three and nine months ended September 30, 2017 versus 2016 due in part to the $50 million common stock offering in November 2016.

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

	Three Months Ended September 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$2,817,775	$32,667	4.60%	$2,505,313	$30,049	4.77%
Mortgage-backed securities, CMOs and other asset-backed securities	740,766	3,777	2.02	578,542	2,840	1.95
Taxable securities	222,813	1,546	2.75	215,674	1,482	2.73
Tax exempt securities (2)	87,232	696	3.17	86,615	683	3.14
Deposits with banks	26,243	91	1.38	31,683	43	0.54
Total interest earning assets (2)	3,894,829	38,777	3.95	3,417,827	35,097	4.09
Non interest earning assets:
Cash and due from banks	67,332			60,962
Other assets	286,883			288,657
Total assets	$4,249,044			$3,767,446

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,746,819	$2,161	0.49%	$1,588,786	$1,321	0.33%
Certificates of deposit of $100,000 or more	156,830	496	1.25	97,909	227	0.92
Other time deposits	73,470	195	1.05	85,797	190	0.88
Federal funds purchased and repurchase agreements	118,499	402	1.35	179,783	301	0.67
Federal Home Loan Bank advances	398,234	1,704	1.70	172,139	562	1.30
Subordinated debentures	78,583	1,135	5.73	78,444	1,134	5.75
Junior subordinated debentures	-	-	-	15,396	342	8.84
Total interest bearing liabilities	2,572,435	6,093	0.94	2,218,254	4,077	0.73
Non-interest bearing liabilities:
Demand deposits	1,196,179			1,150,187
Other liabilities	34,875			38,872
Total liabilities	3,803,489			3,407,313
Stockholders' equity	445,555			360,133
Total liabilities and stockholders' equity	$4,249,044			$3,767,446

Net interest income/interest rate spread (2)(3)		32,684	3.01%		31,020	3.36%

Net interest earning assets/net interest margin (2)(4)	$1,322,394		3.33%	$1,199,573		3.61%

Tax equivalent adjustment		(339)	(0.04)		(336)	(0.04)

Net interest income/net interest margin (4)		$32,345	3.29%		$30,684	3.57%

Ratio of interest earning assets to interest bearing liabilities			151.41%			154.08%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

	Nine Months Ended September 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1) (2)	$2,703,634	$92,493	4.57%	$2,475,665	$87,423	4.72%
Mortgage-backed securities, CMOs and other asset-backed securities	746,928	11,492	2.06	685,427	10,337	2.01
Taxable securities	226,251	4,589	2.71	217,919	4,231	2.59
Tax exempt securities (2)	91,795	2,141	3.12	80,417	1,981	3.29
Deposits with banks	25,537	208	1.09	30,839	115	0.50
Total interest earning assets (2)	3,794,145	110,923	3.91	3,490,267	104,087	3.98
Non interest earning assets:
Cash and due from banks	68,023			62,457
Other assets	284,163			275,428
Total assets	$4,146,331			$3,828,152

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,699,091	$5,524	0.43%	$1,585,662	$3,888	0.33%
Certificates of deposit of $100,000 or more	142,770	1,306	1.22	126,821	558	0.59
Other time deposits	75,655	552	0.98	102,010	507	0.66
Federal funds purchased and repurchase agreements	129,006	1,073	1.11	156,346	779	0.67
Federal Home Loan Bank advances	401,292	4,382	1.46	264,821	2,233	1.13
Subordinated debentures	78,549	3,405	5.80	78,409	3,404	5.80
Junior subordinated debentures	893	48	7.19	15,715	1,026	8.72
Total interest bearing liabilities	2,527,256	16,290	0.86	2,329,784	12,395	0.71
Non-interest bearing liabilities:
Demand deposits	1,147,790			1,106,945
Other liabilities	32,378			37,714
Total liabilities	3,707,424			3,474,443
Stockholders' equity	438,907			353,709
Total liabilities and stockholders' equity	$4,146,331			$3,828,152

Net interest income/interest rate spread (2)(3)		94,633	3.05%		$91,692	3.27%

Net interest earning assets/net interest margin (2)(4)	$1,266,889		3.33%	$1,160,483		3.51%

Tax equivalent adjustment		(1,034)	(0.03)		(986)	(0.04)

Net interest income/net interest margin (4)		$93,599	3.30%		$90,706	3.47%

Ratio of interest earning assets to interest bearing liabilities			150.13%			149.81%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 Over 2016			2017 Over 2016
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)(2)	$8,661	$(6,043)	$2,618	$9,208	$(4,138)	$5,070
Mortgage-backed securities, CMOs and other asset-backed securities	831	106	937	916	239	1,155
Taxable securities	52	12	64	161	197	358
Tax exempt securities (2)	6	7	13	319	(159)	160
Deposits with banks	(48)	96	48	(34)	127	93
Total interest income on interest earning assets (2)	9,502	(5,822)	3,680	10,570	(3,734)	6,836

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	143	697	840	301	1,335	1,636
Certificates of deposit of $100,000 or more	169	100	269	78	670	748
Other time deposits	(122)	127	5	(210)	255	45
Federal funds purchased and repurchase agreements	(589)	690	101	(228)	522	294
Federal Home Loan Bank advances	925	217	1,142	1,372	777	2,149
Subordinated debentures	11	(10)	1	6	(5)	1
Junior subordinated debentures	(342)	-	(342)	(824)	(154)	(978)
Total interest expense on interest bearing liabilities	195	1,821	2,016	495	3,400	3,895
Net interest income (2)	$9,307	$(7,643)	$1,664	$10,075	$(7,134)	$2,941

(1) Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.

(2) Presented on a tax equivalent basis.

Analysis of Net Interest Income for the Three Months Ended September 30, 2017 and 2016

Net interest income was $32.3 million for the three months ended September 30, 2017 compared to $30.7 million for the three months ended September 30, 2016. Average net interest earning assets increased $122.8 million to $1.32 billion for the three months ended September 30, 2017 compared to $1.20 billion for the three months ended September 30, 2016. The increase in average net interest earning assets reflects organic growth in loans and an increase in securities, partially offset by increases in average deposits and average borrowings. The net interest margin decreased to 3.29% for the three months ended September 30, 2017 compared to 3.57% for the three months ended September 30, 2016. The decrease in the net interest margin for 2017 compared to 2016 reflects the higher overall funding costs due in part to the Fed Funds rate increases in December 2016, March and June 2017, partially offset by the decrease in costs associated with the junior subordinated debentures which were redeemed in January 2017.

Interest income increased $3.6 million, or 10.6%, to $38.4 million for the three months ended September 30, 2017 from $34.8 million for the same period in 2016 as average interest earning assets increased $477.0 million, or 14.0%, to $3.89 billion for the three months ended September 30, 2017 compared to $3.42 billion for the same period in 2016. The increase in average interest earning assets for the three months ended September 30, 2017 compared to 2016 reflects organic growth in loans and an increase in securities. The tax adjusted average yield on interest earning assets was 3.95% for the quarter ended September 30, 2017 compared to 4.09% for the quarter ended September 30, 2016.

Interest income on loans increased $2.6 million to $32.6 million for the three months ended September 30, 2017 over 2016, due to growth in the loan portfolio, partially offset by a decrease in the tax adjusted yield on average loans. For the three months ended September 30, 2017, average loans grew by $312.5 million, or 12.5%, to $2.82 billion as compared to $2.51 billion for the same period in 2016. The increase in average loans was the result of organic growth in multi-family mortgage loans, commercial real estate mortgage loans, commercial and industrial loans, and residential mortgage loans, partially offset by a decrease in real estate construction and land loans. The tax adjusted yield on average loans was 4.60% for the third quarter of 2017 and 4.77% for the same period in 2016. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Interest income on investment securities was $5.8 million for the three months ended September 30, 2017 and $4.8 million for the three months ended September 30, 2016. Interest income on securities included net amortization of premiums on securities of $1.6 million for the three months ended September 30, 2017 compared to $1.5 million for the same period in 2016. For the three months ended September 30, 2017, average total investments increased by $170.0 million, or 19.3%, to $1.05 billion as compared to $880.8 million for the same period in 2016. The tax adjusted average yield on total securities was 2.27% for the three months ended September 30, 2017 and 2.26% for the three months ended September 30, 2016.

Total interest expense increased to $6.1 million for the three months ended September 30, 2017 as compared to $4.1 million for the same period in 2016. The increase in interest expense for the three months ended September 30, 2017 is a result of the increase in the cost of average interest bearing liabilities coupled with an increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 0.94% for the three months ended September 30, 2017 and 0.73% for the three months ended September 30, 2016. The increase in the cost of average interest bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in December 2016, March 2017 and June 2017, partially offset by the decrease in costs associated with the junior subordinated debentures, which were redeemed in January 2017. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  The Company began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, the large percentages of deposits in money market accounts reprice at short term market rates, making the balance sheet more liability sensitive. The Bank continues its prudent management of deposit pricing. Average total interest bearing liabilities increased $354.2 million, or 16.0%, to $2.57 billion for the three months ended September 30, 2017 compared to $2.22 billion for the same period in 2016 due to increases in both average deposits and average borrowings.

For the three months ended September 30, 2017, average total deposits increased by $250.6 million to $3.17 billion as compared to average total deposits of $2.92 billion for the three months ended September 30, 2016 due to increases in average savings, NOW and money market accounts, average demand deposits, and average certificates of deposit. The average balance of savings, NOW and money market accounts increased $158.0 million, or 9.9%, to $1.75 billion for the three months ended September 30, 2017 compared to $1.59 billion for the three months ended September 30, 2016. The cost of average savings, NOW and money market deposits was 0.49% for the 2017 third quarter compared to 0.33% for the 2016 third quarter. Average demand deposits increased $46.0 million, or 4.0%, to $1.20 billion for the three months ended September 30, 2017 as compared to $1.15 billion for the same period in 2016. Average balances in certificates of deposit increased $46.6 million, or 25.4%, to $230.3 million for the three months ended September 30, 2017 compared to $183.7 million for the three months ended September 30, 2016. The cost of average certificates of deposit increased to 1.19% for the three months ended September 30, 2017 compared to 0.90% for the same period in 2016. Average public fund deposits comprised 14.5% of total average deposits during the 2017 third quarter and 16.8% for the 2016 third quarter.

Average federal funds purchased and repurchase agreements decreased $61.3 million, or 34.1%, to $118.5 million for the three months ended September 30, 2017 compared to $179.8 million for the same period in 2016. The cost of average federal funds purchased and repurchase agreements was 1.35% for the 2017 third quarter compared to 0.67% for the 2016 third quarter. Average FHLB advances increased $226.1 million, or 131.3%, to $398.2 million for the three months ended September 30, 2017 compared to $172.1 million for the three months ended September 30, 2016. Average junior subordinated debentures for the three months ended September 30, 2017 was zero, compared to $15.4 million for the same period in 2016. The junior subordinated debentures were redeemed in January 2017.

Analysis of Net Interest Income for the Nine Months Ended September 30, 2017 and 2016

Net interest income was $93.6 million for the nine months ended September 30, 2017 compared to $90.7 million for the nine months ended September 30, 2016. Average net interest earning assets increased $106.4 million to $1.27 billion for the nine months ended September 30, 2017 compared to $1.16 billion for the nine months ended September 30, 2016. The increase in average net interest earning assets reflects organic growth in loans and an increase in securities, partially offset by increases in average deposits and average borrowings. The net interest margin decreased to 3.30% for the nine months ended September 30, 2017 compared to 3.47% for the nine months ended September 30, 2016. The decrease in the net interest margin for 2017 compared to 2016 reflects the higher overall funding costs due in part to the Fed Funds rate increases in December 2016, March 2017 and June 2017, partially offset by the decrease in costs associated with the junior subordinated debentures which were redeemed in January 2017.

Interest income increased $6.8 million, or 6.6%, to $109.9 million for the nine months ended September 30, 2017 from $103.1 million for the same period in 2016 as average interest earning assets increased $303.9 million, or 8.7%, to $3.79 billion for the nine months ended September 30, 2017 compared to $3.49 billion for the same period in 2016. The increase in average interest earning assets for the nine months ended September 30, 2017 compared to 2016 reflects organic growth in loans and an increase in securities. The tax adjusted average yield on interest earning assets was 3.91% for the nine months ended September 30, 2017 and 3.98% for the nine months ended September 30, 2016.

Interest income on loans increased $5.1 million to $92.2 million for the nine months ended September 30, 2017 over 2016, primarily due to growth in the loan portfolio. For the nine months ended September 30, 2017, average loans grew by $228.0 million, or 9.2%, to $2.70 billion as compared to $2.48 billion for the same period in 2016. The increase in average loans was the result of organic growth in multi-family mortgage loans, commercial real estate mortgage loans, and commercial and industrial loans partially offset by decreases in real estate construction and land loans and residential mortgage loans. The tax adjusted yield on average loans was 4.57% for the nine months ended September 30, 2017 and 4.72% for the same period in 2016.

Interest income on investment securities was $17.5 million for the nine months ended September 30, 2017 and $15.9 million for the nine months ended September 30, 2016. Interest income on securities included net amortization of premiums on securities of $4.9 million for the nine months ended September 30, 2017 compared to $4.7 million for the same period in 2016. For the nine months ended September 30, 2017, average total investments increased by $81.2 million, or 8.3%, to $1.06 billion as compared to $983.8 million for the same period in 2016. The tax adjusted average yield on total securities was 2.29% for the nine months ended September 30, 2017 and 2.25% for the nine months ended September 30, 2016.

Total interest expense increased to $16.3 million for the nine months ended September 30, 2017 as compared to $12.4 million for the same period in 2016. The increase in interest expense for the nine months ended September 30, 2017 is a result of the increase in the cost of average interest bearing liabilities coupled with an increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 0.86% for the nine months ended September 30, 2017 and 0.71% for the nine months ended September 30, 2016. The increase in the cost of average interest bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in December 2016, March 2017 and June 2017, partially offset by the decrease in costs associated with the junior subordinated debentures which were redeemed in January 2017. The Company began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Average total interest bearing liabilities increased $197.5 million, or 8.5%, to $2.53 billion for the nine months ended September 30, 2017 compared to $2.33 billion for the same period in 2016 due to increases in both average borrowings and average deposits.

For the nine months ended September 30, 2017, average total deposits increased by $143.9 million to $3.07 billion as compared to average total deposits of $2.92 billion for the nine months ended September 30, 2016 due to increases in average savings, NOW and money market accounts and demand deposits offset by decreases in certificates of deposit. The average balance of savings, NOW and money market accounts increased $113.4 million, or 7.2%, to $1.70 billion for the nine months ended September 30, 2017 compared to $1.59 billion for the nine months ended September 30, 2016. The cost of average savings, NOW and money market deposits was 0.43% for the nine months ended September 30, 2017 compared to 0.33% for the nine months ended September 30, 2016. Average demand deposits increased $40.8 million or 3.7% to $1.15 billion for the nine months ended September 30, 2017 as compared to $1.11 billion for the same period in 2016. Average balances in certificates of deposit decreased $10.4 million, or 4.5%, to $218.4 million for the nine months ended September 30, 2017 compared to $228.8 million for the nine months ended September 30, 2016. The cost of average certificates of deposit increased to 1.14% for the nine months ended September 30, 2017 compared to 0.62% for the same period in 2016. Average public fund deposits comprised 16.9% of total average deposits during the nine months ended September 30, 2017 and 17.9% for the nine months ended September 30, 2016.

Average federal funds purchased and repurchase agreements decreased $27.3 million, or 17.5%, to $129.0 million for the nine months ended September 30, 2017 compared to $156.3 million for the same period in 2016. The cost of average federal funds purchased and repurchase agreements was 1.11% for the nine months ended September 30, 2017 compared to 0.67% for the nine months ended September 30, 2016. Average FHLB advances increased $136.5 million, or 51.5%, to $401.3 million for the nine months ended September 30, 2017 compared to $264.8 million for the nine months ended September 30, 2016. Average junior subordinated debentures decreased $14.8 million, or 94.3%, to $0.9 million for the nine months ended September 30, 2017 compared to $15.7 million for the same period in 2016. The junior subordinated debentures were redeemed in January 2017.

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

Based on the Company’s continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $1.9 million and $3.7 million was recorded during the three and nine months ended September 30, 2017, respectively, compared to a provision for loan losses of $2.0 million and $4.2 million, respectively, during the same period in 2016. Net charge-offs were $0.2 million for the quarter ended September 30, 2017 compared to $0.4 million for the quarter ended September 30, 2016. Net charge-offs were $0.3 million for the nine months ended September 30, 2017 compared to $0.6 million for the nine months ended September 30, 2016. The ratio of the allowance for loan losses to nonaccrual loans was 393%, 2,087% and 1,185%, at September 30, 2017, December 31, 2016, and September 30, 2016, respectively. The allowance for loan losses increased to $29.3 million at September 30, 2017 as compared to $25.9 million at December 31, 2016 and $24.3 million at September 30, 2016. The allowance as a percentage of total loans was 1.00% at September 30, 2017, compared to 1.00% at December 31, 2016 and 0.94% at September 30, 2016. The increase in the allowance for loan losses from December 31, 2016 and September 30, 2016 reflects loan portfolio growth, coupled with an increase in classified loans, and an increase in reserves on impaired loans and taxi medallion loans. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $88.8 million or 3.0% of total loans at September 30, 2017 were categorized as classified loans compared to $84.3 million or 3.2% at December 31, 2016 and $41.3 million or 1.6% at September 30, 2016. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At September 30, 2017, $35.1 million of classified loans were commercial real estate (“CRE”) loans, which were well secured with real estate as collateral. Of the $35.1 million of CRE loans, $32.9 million were current and $2.2 million were past due. In addition, all the past due CRE loans have personal guarantees. At September 30, 2017, $6.8 million of classified loans were residential real estate loans with $6.1 million current and $0.7 million past due. Commercial, industrial, and agricultural loans represented $46.5 million of classified loans, with $39.4 million current and $7.1 million past due. Taxi medallion loans represented $25.8 million of the classified commercial, industrial and agricultural loans at September 30, 2017.  The Bank’s taxi medallion loan portfolio was downgraded to special mention at December 31, 2016 due to weakening cash flows and declining collateral values and certain loans have been further downgraded to substandard during 2017.  All of the Bank’s taxi medallion loans are collateralized by New York City – Manhattan medallions and have personal guarantees. All taxi medallion loans were current as of September 30, 2017 except one which was nonaccrual.  No new originations of taxi medallion loans are currently planned and management expects these balances to decline through amortization and pay-offs. There was $0.3 million of classified real estate construction and land loans, all of which are current. The remaining $0.1 million in classified loans are consumer loans that are unsecured and current.

CRE loans, including multi-family loans, represented $1.83 billion or 62.8% of the total loan portfolio at September 30, 2017 compared to $1.61 billion or 62.0% at December 31, 2016 and $1.53 billion or 59.3% at September 30, 2016. The Bank’s underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

As of September 30, 2017 and December 31, 2016, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $18.4 million and $3.4 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The increase in impaired loans from December 31, 2016 is the result of the modification of certain commercial real estate mortgage loans to one borrower totaling $7.8 million and certain taxi medallion loans to related borrowers as TDRs totaling $2.8 million, coupled with an increase in nonaccrual loans. The TDR loans are current and are classified as performing TDRs at September 30, 2017.

Nonaccrual loans were $7.5 million or 0.26% of total loans at September 30, 2017 and $1.2 million or 0.05% of total loans at December 31, 2016. The increase was primarily due to a $1.2 million taxi medallion loan, which became nonaccrual as of June 30, 2017 and $4.9 million in commercial, industrial and agricultural loans to one borrower which became nonaccrual during the quarter ended September 30, 2017. TDRs represent $0.5 million of the nonaccrual loans at September 30, 2017 compared to $0.3 million at December 31, 2016.

The Bank had no other real estate owned at September 30, 2017 and December 31, 2016.

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016
Beginning balance	$25,904	$20,744
Charge-offs:
Residential real estate mortgage loans	-	(56)
Commercial, industrial and agricultural loans	(252)	(674)
Installment/consumer loans	(49)	(2)
Total	(301)	(732)
Recoveries:
Commercial real estate mortgage loans	-	109
Residential real estate mortgage loans	2	2
Commercial, industrial and agricultural loans	16	30
Installment/consumer loans	2	5
Total	20	146
Net charge-offs	(281)	(586)
Provision for loan losses charged to operations	3,650	4,150
Ending balance	$29,273	$24,308

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan classification at the dates indicated:

	September 30, 2017		December 31, 2016
		Percentage of Loans		Percentage of Loans
(Dollars in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial real estate mortgage loans	$10,470	43.2%	$9,225	42.0%
Multi-family mortgage loans	4,840	19.6	6,264	20.0
Residential real estate mortgage loans	1,660	13.7	1,495	14.1
Commercial, industrial & agricultural loans	11,424	19.6	7,837	20.2
Real estate construction and land loans	745	3.2	955	3.1
Installment/consumer loans	134	0.7	128	0.6
Total	$29,273	100.0%	$25,904	100.0%

Non-Interest Income

Total non-interest income increased $0.9 million to $5.0 million for the three months ended September 30, 2017 compared to $4.0 million for the same period in 2016. The increase primarily reflects a $0.4 million increase in other operating income, a $0.3 million increase in title fee income and a $0.3 million increase in net securities gains, partially offset by lower gain on sale of Small Business Administration (“SBA”) loans of $0.1 million.

Total non-interest income increased $1.3 million to $13.6 million for the nine months ended September 30, 2017 compared to $12.3 million for the same period in 2016. The increase primarily reflects a $0.8 million increase in gain on sale of SBA loans, a $0.5 million increase in title fee income, a $0.3 million increase in BOLI income, and a $0.2 million increase in service charges and other fees, partially offset by lower other operating income of $0.3 million, and lower net securities gain of $0.2 million. The decrease in other operating income for the nine months ended September 30, 2017 was primarily due to a net recovery associated with certain identified FNBNY acquired problem loans recorded in 2016.

Non-Interest Expense

Total non-interest expense increased $2.1 million to $21.3 million during the three months ended September 30, 2017 compared to $19.2 million over the same period in 2016. The increase was primarily due to higher salaries and benefits, other operating expenses, occupancy and equipment, technology and communications, and marketing and advertising, partially offset by lower amortization of intangible assets, FDIC assessments, and professional services.  Salaries and benefits increased $1.5 million to $11.8 million for the three months ended September 30, 2017 compared to $10.3 million for the same period in 2016, primarily due to additional staff related to new branches, business development, and risk management. Other operating expenses increased $0.3 million to $2.0 million for the three months ended September 30, 2017 compared to $1.7 million for the same period in 2016. Occupancy and equipment increased $0.2 million to $3.5 million for the three months ended September 30, 2017 compared to $3.3 million for the same period in 2016. Marketing and advertising increased $0.3 million to $1.3 million for the three months ended September 30, 2017 compared to $1.0 million for the same period in 2016. Technology and communications increased $0.3 million to $1.5 million for the three months ended September 30, 2017 compared to $1.2 million for the same period in the prior year. Amortization of other intangible assets decreased $0.3 million to $0.2 million compared to $0.5 million for the same period in 2016 resulting from the non-compete agreement entered into in connection with the CNB acquisition being fully amortized as of December 31, 2016. FDIC assessments decreased to $0.3 million for the three months ended September 30, 2017 from $0.4 million for the same period in 2016. Professional services decreased to $0.7 million for the three months ended September 30, 2017, compared to $0.8 million for the same period in 2016.

Total non-interest expense increased $4.0 million to $62.6 million during the nine months ended September 30, 2017 compared to $58.6 million over the same period in 2016. The increase was primarily due to higher salaries and benefits, occupancy and equipment, marketing and advertising, other operating expenses, technology and communications and the reversal of acquisition costs recorded in 2016, partially offset by lower amortization of intangible assets, professional services, and FDIC assessments.  Salaries and benefits increased $3.0 million to $34.5 million for the nine months ended September 30, 2017 compared to $31.5 million for the same period in 2016, primarily due to additional staff related to new branches, business development, and risk management. Occupancy and equipment increased $1.0 million to $10.4 million for the nine months ended September 30, 2017 compared to $9.4 million for the same period in 2016. Other operating expenses increased $0.8 million to $5.9 million for the nine months ended September 30, 2017 compared to $5.1 million for the same period in 2016. Marketing and advertising increased $0.7 million to $3.7 million for the nine months ended September 30, 2017 compared to $3.0 million for the same period in 2016. Technology and communications increased to $0.6 million to $4.2 million for the nine months ended September 30, 2017 compared to $3.6 million for the same period in the prior year. Amortization of other intangible assets decreased $1.0 million to $0.8 million for the nine months ended September 30, 2017 compared to $1.8 million for the same period in 2016 resulting from the non-compete agreement entered into in connection with the CNB acquisition being fully amortized as of December 31, 2016. Professional services decreased to $2.1 million for the nine months ended September 30, 2017 from $2.8 million for the same period in 2016. FDIC assessments decreased to $1.0 million for the nine months ended September 30, 2017 from $1.5 million for the same period in 2016. The reversal of accrued acquisition costs in 2016 was due to the reversal of pending merger related liabilities recorded at the acquisition date which were subsequently settled.

Income Taxes

Income tax expense was $4.7 million for the three months ended September 30, 2017 and 2016. The effective tax rate for the three months ended September 30, 2017 was 33.2% compared to 34.5% for the same period last year. Income tax expense was $13.5 million for the nine months ended September 30, 2017 compared to $14.0 million for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was 33.0% compared to 34.7% for the same period last year.

Financial Condition

Total assets of the Company at September 30, 2017 increased $229.7 million to $4.28 billion at September 30, 2017 compared to December 31, 2016. Cash and cash equivalents decreased $26.8 million, or 23.6%, to $87.0 million at September 30, 2017 compared to $113.8 million at December 31, 2016. Total securities decreased $61.8 million to $1.02 billion at September 30, 2017 compared to December 31, 2016. Net loans increased $317.9 million, or 12.3%, to $2.89 billion compared to December 31, 2016. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Total deposits increased $277.3 million to $3.20 billion at September 30, 2017 compared to $2.93 billion at December 31, 2016. Savings, NOW and money market deposits increased $217.2 million to $1.79 billion at September 30, 2017 from $1.57 billion at December 31, 2016. Certificates of deposit increased $16.6 million to $223.3 million at September 30, 2017 from $206.7 million at December 31, 2016. Demand deposits increased $43.6 million to $1.19 billion as of September 30, 2017 compared to $1.15 billion at December 31, 2016. Federal funds purchased were $50.0 million at September 30, 2017 compared to $100.0 million at December 31, 2016. Federal Home Loan Bank advances decreased $20.0 million to $476.7 million at September 30, 2017 compared to $496.7 million at December 31, 2016. Junior subordinated debentures decreased $15.2 million for the nine months ended September 30, 2017 due to the redemption in January 2017.

Stockholders’ equity was $441.9 million at September 30, 2017, an increase of $34.0 million, or 8.3%, from December 31, 2016, primarily due to net income of $27.5 million, the issuance of shares of common stock related to the trust preferred securities conversions of $14.9 million, a decrease in accumulated other comprehensive loss, net of deferred income taxes of $2.9 million, share based compensation of $2.0 million, and proceeds from the issuance of shares of common stock under the dividend reinvestment plan of $0.7 million, partially offset by $13.7 million in dividends. In October 2017, the Company declared a quarterly dividend of $0.23 per share and continues its long-term trend of uninterrupted dividends.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated opportunities for Company growth or earnings enhancement. Liquidity management addresses the ability of the Company to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments and deposit withdrawals, either on demand or on contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise.

The Company’s principal sources of liquidity included cash and cash equivalents of $11.9 million as of September 30, 2017, and dividend capabilities from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the nine months ended September 30, 2017, the Bank did not pay a cash dividend to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of September 30, 2017, the Bank has $67.3 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company did not make any capital contributions to the Bank during the nine months ended September 30, 2017.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At September 30, 2017, the Bank had aggregate lines of credit of $349.5 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $329.5 million is available on an unsecured basis. As of September 30, 2017, the Bank had $50.0 million in overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of September 30, 2017, the Bank had $160.0 million outstanding in FHLB overnight borrowings and $316.7 million outstanding in FHLB term borrowings. As of December 31, 2016, the Bank had $175.0 million outstanding in FHLB overnight borrowings and $321.7 million outstanding in FHLB term borrowings. As of September 30, 2017 and December 31, 2016, the Bank had $0.8 million and $0.7 million, respectively, of securities sold under agreements to repurchase outstanding with customers and nothing outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of September 30, 2017, the Bank had $4.0 million outstanding in brokered certificates of deposit and $149.5 million outstanding in brokered money market accounts. As of December 31, 2016, the Bank had $18.4 million outstanding in brokered certificates of deposit and $161.8 million outstanding in brokered money market accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at September 30, 2017 and December 31, 2016.

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

As of September 30, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at September 30, 2017 and December 31, 2016:

	September 30, 2017
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$343,232	10.8%	$143,526	4.5%	$183,394	5.75%	n/a	n/a
Bank	409,829	12.9	143,518	4.5	183,384	5.75	$207,303	6.5%
Total capital to risk weighted assets:
Consolidated	452,781	14.2	255,156	8.0	295,025	9.25	n/a	n/a
Bank	439,378	13.8	255,142	8.0	295,008	9.25	318,928	10.0
Tier 1 capital to risk weighted assets:
Consolidated	343,232	10.8	191,367	6.0	231,236	7.25	n/a	n/a
Bank	409,829	12.9	191,357	6.0	231,223	7.25	255,142	8.0
Tier 1 capital to average assets:
Consolidated	343,232	8.3	165,795	4.0	n/a	n/a	n/a	n/a
Bank	409,829	9.9	165,800	4.0	n/a	n/a	207,250	5.0

	December 31, 2016
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$312,731	10.8%	$130,065	4.5%	$148,129	5.125%	n/a	n/a
Bank	378,352	13.1	130,054	4.5	148,117	5.125	$187,856	6.5%
Total capital to risk weighted assets:
Consolidated	434,184	15.0	231,226	8.0	249,290	8.625	n/a	n/a
Bank	404,532	14.0	231,208	8.0	249,271	8.625	289,010	10.0
Tier 1 capital to risk weighted assets:
Consolidated	328,004	11.3	173,419	6.0	191,484	6.625	n/a	n/a
Bank	378,352	13.1	173,406	6.0	191,469	6.625	231,208	8.0
Tier 1 capital to average assets:
Consolidated	328,004	8.6	152,391	4.0	n/a	n/a	n/a	n/a
Bank	378,352	9.9	152,382	4.0	n/a	n/a	190,478	5.0

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

At September 30, 2017, $860.8 million or 87.7% of the Company’s available for sale and held to maturity securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at September 30, 2017:

	Potential Change
Change in Interest	in Future Net
Rates in Basis Points	Interest Income
(Dollars in thousands)	Year 1		Year 2
	$ Change	% Change	$ Change	% Change
200	$(6,009)	(4.82)%	$113	0.09%
100	$(3,069)	(2.46)%	$726	0.58%
Static	-	-	-	-
-100	$1,322	1.06%	$438	0.35%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income by 4.82 percent in year 1 and increase net interest income by 0.09 percent in year 2. The Company’s balance sheet sensitivity to such a move in interest rates at September 30, 2017 increased as compared to September 30, 2016 (which was a decrease of 4.56 percent in net interest income over a twelve-month period). This increase is the result of larger short term funding balances coupled with a short-term rate increase in comparison to the prior year. Overall, the strategy for the Bank remains focused on reducing its exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio increased slightly from 3.07 to 3.17, but decreased from 3.73 at December 31, 2016. Additionally, the Bank has increased its use of swaps to extend liabilities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended September 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2017 through July 31, 2017	372	$33.86	-	167,041
August 1, 2017 through August 31, 2017	1,142	$31.20	-	167,041
September 1, 2017 through September 30, 2017	551	$31.32	-	167,041
Total	2,065	$31.71	-	167,041

(1)	Represents shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.
(2)	The Board of Directors approved a stock repurchase program on March 27, 2006 that authorized the repurchase of 309,000 shares. No shares were purchased under this program during the quarter ended September 30, 2017. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended September 30, 2017.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101	The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017, filed on November 8, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016, (iv) Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016, and (vi) the Condensed Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

November 8, 2017	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

November 8, 2017	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer

