Form 10-K
period 2017-12-31
BRIDGE BANCORP INC
filed 2018-03-09
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission File No. 001-34096

BRIDGE BANCORP, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value of $0.01 Per Share	The Nasdaq Stock Market, LLC

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2017, was $621,775,535.

The number of shares of the Registrant’s common stock outstanding on February 28, 2018 was 19,780,705.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2018 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2018 (Part III).

PART I

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”), is a registered bank holding company for BNB Bank (the “Bank”), which was formerly known as The Bridgehampton National Bank prior to the Bank’s conversion to a New York chartered commercial bank in December 2017. The Registrant was incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization under which the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), as an operating subsidiary. The assets transferred to BCI are viewed by the bank regulators as part of the Bank’s assets in consolidation. The operations of the Bank also include Bridge Abstract LLC (“Bridge Abstract”), a wholly owned subsidiary of the Bank, which is a broker of title insurance services and Bridge Financial Services LLC (“Bridge Financial Services”), an investment services subsidiary that was formed in March 2014. In October 2009, the Company formed Bridge Statutory Capital Trust II (the “Trust”) as a subsidiary, which sold $16.0 million of 8.5% cumulative convertible Trust Preferred Securities (the “Trust Preferred Securities”) in a private placement to accredited investors. The Trust Preferred Securities were redeemed effective January 18, 2017 and the Trust was cancelled effective April 24, 2017.

The Bank was established in 1910 and is headquartered in Bridgehampton, New York. During 2017, the Bank conducted a branch rationalization study analyzing branch performance and market opportunities. As a result of the study, and in an effort to increase efficiency and remove branch redundancy, the Bank closed six locations in the first quarter of 2018. The branches closed in Suffolk County, New York are located in Cutchogue, Center Moriches, and Melville, and the branches closed in Nassau County, New York are located in Massapequa, New Hyde Park and Hewlett. The Bank now operates thirty-eight branches in its primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs, including thirty-five in Suffolk and Nassau Counties, two in Queens and one in Manhattan. For over a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Bank is to grow through the provision of exceptional service to its customers, its employees, and the community. The Bank strives to achieve excellence in financial performance and build long-term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities in its market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction loans; (7) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S. government sponsored entity (“U.S. GSE”) securities. The Bank also offers the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services, which offers a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

As of December 31, 2017, the Bank had 480 full-time equivalent employees. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive. In addition, the Company maintains equity incentive plans under which it may issue shares of common stock of the Company.

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

The Bank’s principal market areas are Suffolk and Nassau Counties on Long Island and the New York City boroughs with its legacy markets being primarily in Suffolk County and its newer expansion markets being primarily in Nassau County, Queens and

Page -1-

Manhattan. Long Island has a population of approximately 3 million and both counties are relatively affluent and well-educated enjoying above average median household incomes. In total, Long Island has a sizable industry base with a majority of Suffolk County tending towards high tech manufacturing and Nassau County favoring wholesale and retail trade. Suffolk County, particularly Eastern Long Island, is semi-rural and also the point of origin for the Bank. Surrounded by water and including the Hamptons and North Fork, the region is a recreational destination for the New York metropolitan area, and a highly regarded resort locale worldwide. While the local economy flourishes in the summer months as a result of the influx of tourists and second homeowners, the year-round population has grown considerably in recent years, resulting in a reduction of the seasonal fluctuations in the economy which has boosted the Bank’s legacy market opportunities. The Bank’s opportunities in Nassau County are vast as there is a deposit base totaling approximately $17 billion across zip codes in which the Bank operates. As the Bank currently has $362 million, or 2%, of this Nassau County deposit base, there is much room for growth in these expansion markets. Industries represented across the principal market area include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation; high-tech manufacturing; and agricultural and related businesses. Given its proximity, Long Island’s economy is closely linked with New York City’s and major employers in the area include municipalities, school districts, hospitals, and financial institutions.

The Company, the Bank and its subsidiaries, with the exception of the real estate investment trust, which files its own federal and state income tax returns, report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxation. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale of available for sale securities are generally treated as ordinary income, rather than capital gains or losses. The Bank is subject to the New York State Franchise Tax on Banking Corporations based on certain criteria. The taxation of net income is similar to federal taxable income subject to certain modifications. On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“Tax Act”), resulting in significant changes to existing tax law, including a lower federal statutory tax rate of 21%. The Tax Act was generally effective as of January 1, 2018. In the fourth quarter of 2017, the Company recorded a charge of $7.6 million, which consisted primarily of the deferred tax asset remeasurement from the previous 35% federal statutory rate to the new 21% federal statutory tax rate.

DeNovo Branch Expansion

Since 2010, the Bank has opened fourteen new branches, of which four locations were opened over the last year, to continue expansion into new markets and strengthen the Bank’s position in existing markets. The Bank opened two branches in 2012: one in Ronkonkoma, New York with proximity to MacArthur Airport complementing the Patchogue branch and extending the Bank’s reach into the Bohemia market, and one branch and administrative offices in Hauppauge, New York. In 2013, the Bank opened two branches: one in Rocky Point, New York and one on Shelter Island, New York. In 2014, the Bank opened three branches: one in Bay Shore, New York, one in Port Jefferson, New York and one in Smithtown, New York. In 2017, the Bank opened three branches in Suffolk County, New York: one in Riverhead, capitalizing on a new market opportunity presented by the sale of Suffolk County National Bank to People’s United Bank in the second quarter, one in East Moriches, and a second satellite branch in Sag Harbor. The Bank also opened a branch in Astoria, New York in 2017. This record of consistent branch openings demonstrates the Bank’s commitment to traditional growth through branch expansion and moves the Bank geographically westward.

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

Page -2-

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

REGULATION AND SUPERVISION

BNB Bank

The Bank is a New York chartered commercial bank and a member of the Federal Reserve System (a “member bank”). The lending, investment, and other business operations of the Bank are governed by New York and federal laws and regulations, and the Bank is prohibited from engaging in any operations not specifically authorized by such laws and regulations. The Bank is subject to extensive regulation by the New York State Department of Financial Services (“NYSDFS”) and, as a member bank, by the Board of Governors of the Federal Reserve System (“FRB”). The Bank’s deposit accounts are insured up to applicable limits by the FDIC under its Deposit Insurance Fund (“DIF”) and the FDIC has certain regulatory authority as deposit insurer. A summary of the primary laws and regulations that govern the operations of the Bank are set forth below.

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

Loans and Investments

The powers of a New York commercial bank are established by New York law and applicable federal law. New York commercial banks have authority to originate and purchase any type of loan, including commercial, commercial real estate, residential mortgages or consumer loans. Aggregate loans by a state commercial bank to any single borrower or group of related borrowers are generally limited to 15% of the Bank’s capital and surplus, plus an additional 10% if secured by specified readily marketable collateral.

Federal and state law and regulations limit the Bank’s investment authority. Generally, a state member bank is prohibited from investing in corporate equity securities for its own account other than the equity securities of companies through which the bank conducts its business. Under federal and state regulations, a New York state member bank may invest in investment securities for its own account up to specified limit depending upon the type of security. “Investment Securities” are generally defined as marketable obligations that are investment grade and not predominantly speculative in nature. Applicable regulations classify investment securities into five different types and, depending on its type, a state member bank may have the authority to deal in and underwrite the security. New York-chartered state member banks may also purchase certain non-investment securities that can be reclassified and underwritten as loans.

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

Page -3-

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

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are maturing beginning in 2017 and continuing through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 0.54 basis points of average consolidated total assets less average tangible equity.

Capitalization

Federal regulations require FDIC insured depository institutions, including state member banks, to meet several minimum capital standards: a common equity tier 1 capital to risk-based assets ratio of 4.5%, a tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a tier 1 capital to total assets leverage ratio of 4.0%. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. Common equity tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity tier 1 and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes tier 1 capital (common equity tier 1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer was 1.25% in calendar year 2017 and increased to 1.875% on January 1, 2018.

Safety and Soundness Standards

Each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and

Page -4-

practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

On April 26, 2016, the federal regulatory agencies approved a second proposed joint rulemaking to implement Section 956 of the Dodd-Frank Act, which prohibits incentive-based compensation that encourages inappropriate risk taking. In addition, the NYSDFS issued guidance applicable to incentive compensation in October 2016.

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

The FRB may order member banks which have insufficient capital to take corrective actions. For example, a bank, which is categorized as “undercapitalized” would be subject to other growth limitations, would be required to submit a capital restoration plan, and a holding company that controls such a bank would be required to guarantee that the bank complies with the restoration plan. A “significantly undercapitalized” bank would be subject to additional restrictions. Member banks deemed by the FRB to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

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

Dividends

Under federal law and applicable regulations, a New York member bank may generally declare a dividend, without prior regulatory approval, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend. Dividends exceeding those amounts require application to and approval by the NYSDFS and FRB. In addition, a member bank may be limited in paying cash dividends if it does not maintain the capital conservation buffer described previously.

Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act govern transactions between a national bank and its affiliates, which includes the Company. The FRB has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior FRB interpretations under Sections 23A and 23B.

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the FRB has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by an association with an affiliate and any purchase of assets or services by an association from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests,

Page -5-

would exceed either $500,000 or the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

Examinations and Assessments

The Bank is required to file periodic reports with and is subject to periodic examination by the NYSDFS and the FRB. Applicable laws and regulations generally require periodic on-site examinations and annual audits by independent public accountants for all insured institutions. The Bank is required to pay an annual assessment to the NYSDFS to fund its supervision.

Community Reinvestment Act

Under the federal Community Reinvestment Acts (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FRB in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or mergers) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent CRA examination, which was conducted by the Office of the Comptroller of the Currency, the Bank’s regulator under its previous national bank charter, the Bank’s CRA performance was rated “satisfactory”.

New York law imposes a similar obligation on the Bank to serve the credit needs of its community. New York law contains its own CRA provisions, which are substantially similar to federal law.

USA PATRIOT Act

The USA PATRIOT Act of 2001 gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if the Bank engages in a merger or other acquisition, the Bank’s controls designed to combat money laundering would be considered as part of the application process. The Bank has established policies, procedures and systems designed to comply with these regulations.

Bridge Bancorp, Inc.

The Company, as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the FRB under the BHCA applicable to bank holding companies. The Company is required to file reports with, and otherwise comply with the rules and regulations of the FRB.

The FRB previously adopted consolidated capital adequacy guidelines for bank holding structured similarly, but not identically, to those applicable to the Bank. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer is being phased-in between 2016 and 2019. The new capital rule eliminates from tier 1 capital the inclusion of certain instruments, such as trust preferred securities, that were previously includable by bank holding companies. However, the final rule grandfathers trust preferred issuances prior to May 19, 2010 in accordance with the Dodd-Frank Act. The Company issued trust preferred securities that qualified for grandfathering. These securities were redeemed as of January 18, 2017 and the Trust was cancelled effective April 24, 2017. The Company met all capital adequacy requirements under the new capital rules on December 31, 2017.

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

Page -6-

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

FRB policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past two years is sufficient to fund the dividends and the prospective rate of earnings retention is consistent with the company’s capital needs, asset quality and overall financial condition. In addition, FRB guidance sets forth the supervisory expectation that bank holding companies will inform and consult with FRB staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the FRB and should eliminate, defer or significantly reduce dividends if (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

A bank holding company that is not well capitalized or well managed, as such terms are defined in the regulations, or that is subject to any unresolved supervisory issues, is required to give the FRB prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. FRB guidance generally provides for bank holding company consultation with Federal Reserve Bank staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, even if a formal written notice is not required.

The NYSDFS and FRB have extensive enforcement authority over the institutions and holding companies that they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound banking practices. Enforcement actions may include: the appointment of a conservator or receiver for an institution; the issuance of a cease and desist order; the termination of deposit insurance; the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the removal of or restrictions on directors, officers, employees and institution-affiliated parties; and the enforcement of any such mechanisms through restraining orders or other court actions. Any change in applicable New York or federal laws and regulations could have a material adverse impact on the Bank and the Company and their operations and stockholders.

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

The Company had nominal results of operations for 2017, 2016, and 2015 on a parent-only basis. The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 18 of the Notes to the Consolidated Financial Statements). Since 2013, the Company has actively managed its capital position in response to its growth and has raised $260.2 million in capital.

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

Page -7-

OTHER INFORMATION

Through a link on the Investor Relations section of the Bank’s website of www.bnbbank.com, copies of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) for 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Copies of such reports and other information also are available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to Bridge Bancorp, Inc., Investor Relations, 2200 Montauk Highway, PO Box 3005, Bridgehampton, NY 11932, (631) 537-1000.

Item 1A. Risk Factors

The concentration of the Bank’s loan portfolio in loans secured by commercial, multi-family and residential real estate properties located on Long Island and the New York City boroughs could materially adversely affect its financial condition and results of operations if general economic conditions or real estate values in this area decline.

Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in Nassau and Suffolk Counties on Long Island, and in the New York City boroughs. The local economic conditions on Long Island and in New York City have a significant impact on the volume of loan originations and the quality of loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Bank’s control would impact these local economic conditions and could negatively affect the Bank’s financial condition and results of operations. Additionally, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Bank’s earnings.

If bank regulators impose limitations on the Bank’s commercial real estate lending activities, earnings could be adversely affected.

In 2006, the federal bank regulatory agencies (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Bank’s level of non-owner occupied commercial real estate equaled 345% of total risk-based capital at December 31, 2017. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 458% at December 31, 2017.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the NYSDFS or FRB were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Bank’s earnings would be adversely affected.

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

Page -8-

Changes in interest rates also affect the fair value of the securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  As of December 31, 2017, the securities portfolio totaled $976.1 million.

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

The Company’s future success depends on the success and growth of BNB Bank.

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

Although economic and real estate conditions improved in 2017, the Company continues to operate in a challenging environment both nationally and locally. This poses significant risks to both the Company’s business and the banking industry as a whole. Although the Company has taken, and continues to take, steps to reduce its exposure to the risks that stem from adverse changes in such conditions, it nonetheless could be impacted by them to the degree that they affect the loans the Bank originates and the securities it invests in. Specific risks include reduced loan demand from quality borrowers; increased competition for loans; increased loan loss provisions resulting from deterioration in loan quality caused by, among other things, depressed real estate values and high levels of unemployment; reduced net interest income and net interest margin caused by a sustained period of low interest rates; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; and volatile equity markets.

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

The Company operates in a highly regulated environment, Federal and state regulators periodically examine the Company’s business, and it may be required to remediate adverse examination findings.

The FRB and the NYSDFS, periodically examine the Company’s business, including its compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the Company’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of its operations had become unsatisfactory, or that the Company was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s capital, to restrict the Company’s growth, to assess civil monetary penalties against the Company’s officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place it into receivership or conservatorship. If the Company becomes subject to any regulatory actions, it could have a material adverse effect on the Company’s business, results of operations, financial condition and growth prospects.

New and future rulemaking from the Consumer Financial Protection Bureau (“CFPB”) may have a material effect on the Company’s operations and operating costs.

The CFPB has the authority to issue new consumer finance regulations and is authorized, individually or jointly with bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates new and existing consumer financial laws or regulations. However, because the Bank has less than $10 billion in total consolidated assets, the FRB and NYSDFS, not the CFPB, are responsible for examining and supervising the Bank’s compliance with these consumer protection laws and regulations. In addition, in accordance with a memorandum of understanding entered into between the CFPB and U.S. Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions.

In addition, the CFPB has issued a final rule on arbitration that, among other things, prohibits class action waivers in certain consumer financial services contracts. The rule, which became effective on September 18, 2017, applies to contracts entered into on or after March 19, 2018 (and will not apply to prior contracts with class action waivers or arbitration agreements unless such accounts or debts are sold after that date). This rule could increase the likelihood that the Bank becomes subject to class action litigation concerning consumer banking products and services and could result in increased litigation costs.

Page -10-

The Bank is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. With respect to the Bank, the NYSDFS, FRB, the United States Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Bank’s business, financial condition and results of operations.

The Bank faces a risk of noncompliance and enforcement action with the federal Bank Secrecy Act (the “BSA”) and other anti-money laundering and counter terrorist financing statutes and regulations.

The BSA, the USA PATRIOT Act and other laws and regulations require financial institutions, among others, to institute and maintain an effective anti-money laundering compliance program and to file reports such as suspicious activity reports and currency transaction reports. The Bank’s products and services, including its debit card issuing business, are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. The Banks is required to comply with these and other anti-money laundering requirements. The federal banking agencies and the U.S. Treasury Department’s Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. The Bank is also subject to increased scrutiny of compliance with the regulations administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control. If the Bank violates these laws and regulations, or its policies, procedures and systems are deemed deficient, the Bank would be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of the Bank’s business plan, including its acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Bank. Any of these results could have a material adverse effect on the Bank’s business, financial condition, results of operations and growth prospects.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain.

In July 2013, federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets, set the leverage ratio at a uniform 4.0% of total assets, increased the minimum tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets and assigned a higher risk weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective January 1, 2015. The “capital conservation buffer’ is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

Page -11-

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

In the past, weather-related events have adversely impacted the Company’s market area, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area remains a central target for potential acts of terrorism. Such events could cause significant damage, impact the stability of the Company’s facilities and result in additional expenses, impair the ability of borrowers to repay their loans, reduce the value of collateral securing repayment of loans, and result in the loss of revenue. While the Company has established and regularly tests disaster recovery procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, operations and financial condition.

The Company may incur impairment to its goodwill.

Goodwill arises when a business is purchased for an amount greater than the fair value of the net assets acquired. The Company recognized goodwill as an asset on its balance sheet in connection with the CNB, FNBNY and HSB acquisitions. The Company evaluates goodwill for impairment at least annually. Although the Company determined that goodwill was not impaired during 2017, a significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If the Company were to conclude that a future write-down of the goodwill was necessary, then it would record the appropriate charge to earnings, which could be materially adverse to the Company’s consolidated financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, the Registrant does not own or lease any property. The Registrant uses the Bank’s space and employees without separate payment. Headquarters are located at 2200 Montauk Highway, Bridgehampton, New York 11932. The Bank’s internet address is www.bnbbank.com.

As of December 31, 2017, the Bank owns seven properties in New York: its headquarters and branch office in Bridgehampton; five branches located in Montauk, Southold, Westhampton Beach, Southampton Village, and East Hampton Village; and a drive-up facility located in Sag Harbor. In 2011, the Bank purchased real estate in the Town of Southold, New York, which will also be considered as a site for a future branch facility. The Bank currently leases out a portion of the Montauk and Westhampton Beach buildings. The Bank leases thirty-six additional properties as branch locations in New York: twenty-four in Suffolk County; nine in Nassau County; two in

Page -12-

Queens; and one in Manhattan. The Bank currently subleases a portion of the leased property located in Patchogue and Melville, New York. Additionally, the Bank leases one property as a loan production office in New York City.

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

Page -13-

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2017, the Company had approximately 1,000 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “BDGE”. The following table details the quarterly high and low sale prices of the Company’s common stock and the dividends declared for such periods.

COMMON STOCK INFORMATION

	Stock Prices		Dividends
	High	Low	Declared
By Quarter 2017
First	$38.35	$33.20	$0.23
Second	$37.25	$32.10	$0.23
Third	$34.65	$29.95	$0.23
Fourth	$36.85	$33.05	$0.23

	Stock Prices		Dividends
	High	Low	Declared
By Quarter 2016
First	$30.71	$26.23	$0.23
Second	$31.47	$27.09	$0.23
Third	$30.62	$27.50	$0.23
Fourth	$38.95	$26.90	$0.23

Stockholders received cash dividends totaling $18.2 million in 2017 and $16.1 million in 2016. The ratio of dividends paid to net income was 88.80% in 2017 compared to 45.48% in 2016.

There are various legal limitations with respect to the Company’s ability to pay dividends to shareholders and the Bank’s ability to pay dividends to the Company.  Under the New York Business Corporation Law, the Company may pay dividends on its outstanding shares unless the Company is insolvent or would be made insolvent by the dividend.  Under the banking laws, the prior approval of the FRB and the NYSDFS may be required in certain circumstances prior to the payment of dividends by the Company or the Bank.  A New York state member bank, such as BNB Bank, may generally declare a dividend, without approval from the NYSDFS or the FRB, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividends. The NYSDFS and the FRB have the authority to prohibit a New York commercial bank from paying dividends if such payment is deemed to be an unsafe or unsound practice. In addition, as a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC. The Bank currently is not (and never has been) in default under any of its obligations to the FDIC.

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

Page -14-

PERFORMANCE GRAPH

Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size of $1 billion to $5 billion, as reported by SNL Financial LC (“SNL”) from December 31, 2012 through December 31, 2017. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Bridge Bancorp, Inc.	100.00	131.75	140.72	165.68	213.04	202.10
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank $1B-$5B	100.00	145.41	152.04	170.20	244.85	261.04

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information in connection with repurchases of shares of the Company’s common stock during the three months ended December 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2017 through October 31, 2017	—	$—	—	167,041
November 1, 2017 through November 30, 2017	612	$33.30	—	167,041
December 1, 2017 through December 31, 2017	—	$—	—	167,041
Total	612	$33.30	—	167,041

(1) Represents shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.

Page -15-

The Board of Directors approved a stock repurchase program on March 27, 2006, which authorized the repurchase of 309,000 shares. No shares were purchased during the year ended December 31, 2017. The total number of shares purchased as part of the publicly announced plan totaled 141,959 as of December 31, 2017. The maximum number of remaining shares that may be purchased under the plan totals 167,041 as of December 31, 2017. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended December 31, 2017.

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

	December 31,
Selected Financial Data:	2017	2016	2015	2014	2013
Securities available for sale, at fair value	$759,916	$819,722	$800,203	$587,184	$575,179
Securities, restricted	35,349	34,743	24,788	10,037	7,034
Securities held to maturity	180,866	223,237	208,351	214,927	201,328
Loans held for investment	3,102,752	2,600,440	2,410,774	1,338,327	1,013,263
Total assets	4,430,002	4,054,570	3,781,959	2,288,524	1,896,612
Total deposits	3,334,543	2,926,009	2,843,625	1,833,779	1,539,079
Total stockholders’ equity	429,200	407,987	341,128	175,118	159,460

	Year Ended December 31,
Selected Operating Data:	2017	2016	2015	2014	2013
Total interest income	$149,849	$137,716	$106,240	$74,910	$58,430
Total interest expense	22,689	16,845	10,129	7,460	7,272
Net interest income	127,160	120,871	96,111	67,450	51,158
Provision for loan losses	14,050	5,550	4,000	2,200	2,350
Net interest income after provision for loan losses	113,110	115,321	92,111	65,250	48,808
Total non-interest income	18,102	16,046	12,668	8,166	8,891
Total non-interest expense	91,727	77,081	72,890	52,414	37,937
Income before income taxes	39,485	54,286	31,889	21,002	19,762
Income tax expense	18,946	18,795	10,778	7,239	6,669
Net income (1)(2)(3)(4)(5)	$20,539	$35,491	$21,111	$13,763	$13,093

Selected Financial Ratios and Other Data:
Return on average equity(1)(2)(3)(4)(5)	4.64%	9.82%	7.91%	7.76%	9.89%
Return on average assets(1)(2)(3)(4)(5)	0.49%	0.92%	0.71%	0.64%	0.77%
Average equity to average assets	10.53%	9.38%	9.01%	8.27%	7.80%
Dividend payout ratio(6)	88.80%	45.48%	63.55%	77.43%	51.58%
Basic earnings per share(1)(2)(3)(4)(5)	$1.04	$2.01	$1.43	$1.18	$1.36
Diluted earnings per share(1)(2)(3)(4)(5)	$1.04	$2.00	$1.43	$1.18	$1.36
Cash dividends declared per common share(6)	$0.92	$0.92	$0.92	$0.92	$0.69

(1)	2017 amount includes $5.2 million, net of taxes, associated with restructuring costs and a charge of $7.6 million associated with the write-down of deferred tax assets due to the enactment of the Tax Act.
(2)	2016 amount includes reversal of $0.6 million of acquisition costs, net of taxes, associated with the CNB and FNBNY acquisitions.
(3)	2015 amount includes $6.3 million of acquisition costs, net of taxes, associated with the CNB acquisition.
(4)	2014 amount includes $3.8 million of acquisition costs, net of taxes, associated with the FNBNY and CNB acquisitions and branch restructuring costs.
(5)	2013 amount includes $0.4 million of acquisition costs, net of taxes, associated with the FNBNY acquisition.
(6)	The dividend payout ratio and cash dividends declared per common share for 2013 includes three declared quarterly dividends.

Page -16-

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

OVERVIEW

Who The Company Is and How It Generates Income

Bridge Bancorp, Inc., a New York corporation, is a bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. The Company is dependent on dividends from its wholly owned subsidiary, BNB Bank, its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of its non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity.

Year and Quarterly Highlights

•	Net loss for the 2017 fourth quarter of $6.9 million, or $0.35 per diluted share. Inclusive of:
o	Charge of $7.6 million, or $0.39 per share, from the remeasurement of net deferred tax assets related to the Tax Act.
o	Charge of $5.2 million, after tax, or $0.26 per share, from restructuring costs.

•	Net income for the full year 2017 was $20.5 million, or $1.04 per diluted share, compared to $35.5 million, or $2.00 per diluted share, for the full year 2016.

•	Net interest income increased to $127.2 million for 2017, compared to $120.9 million in 2016.

•	Net interest margin was 3.31% for 2017 and 3.45% for 2016.

•	Total assets of $4.4 billion at December 31, 2017, an increase of $375.4 million, or 9.3%, over December 31, 2016.

Page -17-

•	Total loans held for investment at December 31, 2017 totaled $3.1 billion, an increase of $502.3 million, or 19.3%, over December 31, 2016.

•	Total deposits of $3.3 billion at December 31, 2017, an increase of $408.5 million, or 14.0%, over December 31, 2016.

•	Allowance for loan losses was 1.02% of loans as of December 31, 2017, compared to 1.00% at December 31, 2016.

•	A cash dividend of $0.23 per share was declared and paid in January 2018 for the fourth quarter.

Significant Recent Events

Charter Conversion and Branch Rationalization

In the fourth quarter 2017, the Company executed on two major initiatives: identifying and executing a branch rationalization strategy and the finalization of the Bank’s charter conversion from a national bank to a New York chartered commercial bank effective December 31, 2017. In connection with its charter conversion, the Bank obtained approval from the Federal Reserve Bank of New York to remain a member bank of the Federal Reserve System. Following an assessment of the Company’s branch network to ensure it is covering its markets efficiently, the Company identified six branches that it closed in the first quarter of 2018. As a result, the Company recorded a restructuring charge of $8.0 million in the fourth quarter 2017, with $7.7 million attributable to existing lease obligations, employee severance, and other related branch charges. The impact on pre-tax income for the year ended December 31, 2018, in the form of cost savings is expected to be $4.0 million, with an expected payback period of no more than 24 months.

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

Challenges and Opportunities

In December 2017, the Federal Reserve decided to increase the target range for the federal funds rate to 1.25 to 1.50 percent. The Federal Open Market Committee’s (“FOMC”) stance on monetary policy remains accommodative, thereby supporting strong labor market conditions and a sustained return to two percent inflation. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and two percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. The FOMC will carefully monitor actual and expected inflation developments relative to its symmetric inflation goal. The FOMC stated its expectation that economic conditions will evolve in a manner that would warrant gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.

Interest rates have been at or near historic lows for an extended period of time. Growth and service strategies have the potential to offset the compression on the net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2010, the Bank has opened fourteen branches, including one in September 2017 in Astoria, New York, two in April 2017 in Riverhead and East Moriches, New York, and one in March 2017 in Sag Harbor, New York. The Bank has also grown through acquisitions including the June 2015 acquisition of Community National Bank (“CNB”), the February 2014 acquisition of First National Bank of New York (“FNBNY”), and the May 2011 acquisition of Hamptons State Bank (“HSB”). Management will continue to seek opportunities to expand its reach into other contiguous markets by network

Page -18-

expansion, or through the addition of professionals with established customer relationships. Recent and pending acquisitions of local competitors may also provide additional growth opportunities.

The Bank continues to face challenges associated with ever-increasing regulations and the current low interest rate environment. Over time, additional rate increases should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of available for sale securities declines when rates increase, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the term of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long-term benefits.

The key to delivering on the Company’s mission is combining its expanding branch network, improving technology, and experienced professionals with the critical element of local decision-making. The successful expansion of the franchise’s geographic reach continues to deliver the desired results: increasing deposits and loans, and generating higher levels of revenue and income.

Corporate objectives include: leveraging the Bank’s branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income. Management believes there remain opportunities to grow its franchise and that continued investments to generate core funding, quality loans and new sources of revenue remain keys to continue creating long-term shareholder value. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions. This is a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities to grow and strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as management evaluates loans and investments and considers growth initiatives. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

CRITICAL ACCOUNTING POLICIES

Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2017 contains a summary of significant accounting policies. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policy with respect to the methodologies used to determine the allowance for loan losses is its most critical accounting policy. This policy is important to the presentation of the financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition.

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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) No. 310, “Receivables”. Such valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to the Company’s policy, loan losses must be charged-off in the period the loans,

Page -19-

or portions thereof, are deemed uncollectable. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectability of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual loan analyses are periodically performed on specific loans considered impaired. For collateral dependent impaired loans, appraisals are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, the Credit Administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics.  On a quarterly basis, the Company compares the actual selling price of collateral that has been sold, based on these independent sources, as well as recent appraisals associated with current loan origination activity, to the most recent appraised value to determine if additional adjustments should be made to the appraisal value to arrive at fair value.  Adjustments to fair value are made only when the analysis indicates a probable decline in collateral values. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

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

The Credit Risk Management Committee (“CRMC”) is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2017 and 2016, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding the allowance for loan losses, see Note 5 of the Notes to the Consolidated Financial Statements.

NET INCOME

Net income for the year ended December 31, 2017 totaled $20.5 million, or $1.04 per diluted share, compared to $35.5 million, or $2.00 per diluted share, for the year ended December 31, 2016 and $21.1 million, or $1.43 per diluted share, for the year ended December 31, 2015. Net income decreased $15.0 million, or 42.1%, in 2017 compared to 2016 and net income for 2016 increased $14.4 million, or 68.1%, as compared to 2015. Changes in net income for the year ended December 31, 2017 compared to December 31, 2016 include: (i) a $6.3 million, or 5.2%, increase in net interest income; (ii) an $8.5 million increase in the provision for loan losses; (iii) a $2.1 million, or 12.8%, increase in total non-interest income; and (iv) a $14.6 million, or 19.0%, increase in total non-interest expense. The effective income tax rate was 48.0% for 2017 compared to 34.6% for 2016. Changes in net income for the year ended December 31, 2016 compared to December 31, 2015 include: (i) a $24.8 million, or 25.8%, increase in net interest income; (ii) a $1.6 million increase in the provision for loan losses; (iii) a $3.4 million, or 26.7%, increase in total non-interest income; and (iv) a $4.2 million, or 5.7%, increase in total non-interest expense. The effective income tax rate was 34.6% for 2016 compared to 33.8% for 2015.

Weighted average common and common equivalent shares outstanding were higher for the year ended December 31, 2017 versus 2016 due in part to the $50 million common stock offering in November 2016.

Page -20-

ANALYSIS OF NET INTEREST INCOME

Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods on a tax equivalent basis based on the U.S. federal statutory tax rate of 35%. The Tax Act lowered the U.S, federal statutory tax rate to 21% effective as of January 1, 2018. The Company expects its tax equivalent adjustment to interest income will decrease as a result of the lower federal statutory tax rate in 2018. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include nonaccrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities.”

Page -21-

	Year Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest earning assets:
Loans, net (1)(2)	$2,774,422	$126,802	4.57%	$2,494,750	$117,114	4.69%	$1,876,934	$89,204	4.75%
Mortgage-backed, CMOs and other asset-back securities	737,212	15,231	2.07	681,899	13,484	1.98	562,553	11,173	1.99
Taxable securities	220,744	6,074	2.75	219,049	5,612	2.56	197,363	4,574	2.32
Tax exempt securities (2)	90,077	2,835	3.15	83,677	2,689	3.21	73,796	2,590	3.51
Federal funds sold	—	—	—	—	—	—	8	—	—
Deposits with banks	24,554	278	1.13	29,054	147	0.51	18,614	47	0.25
Total interest earning assets(2)	3,847,009	151,220	3.93	3,508,429	139,046	3.96	2,729,268	107,588	3.94
Non-interest earning assets:
Cash and due from banks	70,053			62,676			55,570
Other assets	283,966			278,455			179,205
Total assets	$4,201,028			$3,849,560			$2,964,043

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,717,529	$7,858	0.46%	$1,585,158	$5,250	0.33%	$1,289,678	$4,002	0.31%
Certificates of deposit of $100,000 or more	147,366	1,843	1.25	126,904	932	0.73	134,211	929	0.69
Other time deposits	72,550	725	1.00	96,842	684	0.71	96,617	673	0.70
Federal funds purchased and repurchase agreements	132,514	1,571	1.19	162,118	1,075	0.66	115,648	474	0.41
Federal Home Loan Bank advances	401,258	6,105	1.52	275,591	3,001	1.09	127,358	1,425	1.12
Subordinated debentures	78,566	4,539	5.78	78,427	4,539	5.79	21,911	1,261	5.76
Junior subordinated debentures	668	48	7.19	15,620	1,364	8.73	15,875	1,365	8.60
Total interest bearing liabilities	2,550,451	22,689	0.89	2,340,660	16,845	0.72	1,801,298	10,129	0.56
Non-interest bearing liabilities:
Demand deposits	1,174,840			1,110,824			873,794
Other liabilities	33,465			36,839			21,936
Total liabilities	3,758,756			3,488,323			2,697,028
Stockholders’ equity	442,272			361,237			267,015
Total liabilities and stockholders’ equity	$4,201,028			$3,849,560			$2,964,043

Net interest income/interest rate spread (2) (3)		128,531	3.04%		122,201	3.24%		97,459	3.38%

Net interest earning assets/net interest margin (2) (4)	$1,296,558		3.34%	$1,167,769		3.48%	$927,970		3.57%

Tax equivalent adjustment		(1,371)	(0.03)%		(1,330)	(0.03)%		(1,348)	(0.05)%

Net interest income/net interest margin (4)		$127,160	3.31%		$120,871	3.45%		$96,111	3.52%

Ratio of interest earning assets to interest bearing liabilities			150.84%			149.89%			151.52%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis based on the U.S. federal statutory tax rate of 35%.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

Page -22-

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

	Year Ended December 31,
	2017 Over 2016 Changes Due To			2016 Over 2015 Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans (1) (2)	$12,754	$(3,066)	$9,688	$29,048	$(1,138)	$27,910
Mortgage-backed, CMOs and other asset-backed securities	1,137	610	1,747	2,367	(56)	2,311
Taxable securities	43	419	462	535	503	1,038
Tax exempt securities (2)	200	(54)	146	331	(232)	99
Deposits with banks	(26)	157	131	35	65	100
Total interest income on interest earning assets (2)	14,108	(1,934)	12,174	32,316	(858)	31,458

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	463	2,145	2,608	974	274	1,248
Certificates of deposit of $100,000 or more	168	743	911	(51)	54	3
Other time deposits	(198)	239	41	2	9	11
Federal funds purchased and repurchase agreements	(225)	721	496	239	362	601
Federal Home Loan Bank advances	1,662	1,442	3,104	1,615	(39)	1,576
Subordinated debentures	9	(9)	—	3,271	7	3,278
Junior subordinated debentures	(1,111)	(205)	(1,316)	(22)	21	(1)
Total interest expenses on interest bearing liabilities	768	5,076	5,844	6,028	688	6,716
Net interest income (2)	$13,340	$(7,010)	$6,330	$26,288	$(1,546)	$24,742

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.

(2)	Presented on a tax equivalent basis based on the U.S. federal statutory tax rate of 35%.

Net interest income was $127.2 million for the year ended December 31, 2017 compared to $120.9 million in 2016 and $96.1 million in 2015. The increase in net interest income was $6.3 million, or 5.2%, as compared to 2016 and $24.8 million, or 25.8%, in 2016 as compared to 2015. Average net interest earning assets increased $128.8 million to $1.3 billion for the full year 2017 compared to $1.2 billion for the full year 2016, and increased $239.8 million to $1.2 billion for the full year 2016 compared to $928.0 million for the full year 2015. The increases in average net interest earning assets reflect organic growth in loans and an increase in securities, partially offset by increases in average deposits and average borrowings. The net interest margin decreased to 3.31% in 2017 compared to 3.45% in 2016 and 3.52% in 2015. The decrease in the net interest margin for 2017 compared to 2016 reflects the higher overall funding costs due in part to the Fed Funds rate increases in December 2016, March 2017, June 2017, and December 2017, partially offset by the decrease in costs associated with the junior subordinated debentures, which were redeemed in January 2017. The decrease in the net interest margin for 2016 compared to 2015 reflects the higher costs of borrowings associated with the $80 million in subordinated debentures issued in September 2015 and higher overall borrowing costs due to the Fed Funds rate increase in December 2015.

Interest income increased $12.1 million, or 8.8%, to $149.8 million in 2017 from $137.7 million in 2016 as average interest earning assets increased $338.6 million, or 9.7%, to $3.8 billion in 2017 compared to $3.5 billion in 2016. Interest income increased $31.5 million, or 29.6%, to $137.7 million in 2016 from $106.2 million in 2015, due to an increase of $779.2 million in average interest earning assets to $3.5 billion for 2016 from $2.7 billion in 2015. The tax adjusted average yield on interest earning assets was 3.93% for the full year 2017, 3.96% in 2016 and 3.94% in 2015.

Page -23-

Interest income on loans increased $9.7 million to $126.4 million in 2017 over 2016, and $27.9 million to $116.7 million in 2016 over 2015, primarily due to growth in the loan portfolio, partially offset by a decrease in the average yield on loans. For the year ended December 31, 2017, average loans grew by $279.7 million, or 11.2%, to $2.8 billion as compared to $2.5 billion in 2016, and increased $617.8 million, or 32.9%, in 2016 as compared to $1.9 billion in 2015. The increases in average loans were the result of the organic growth in commercial real estate mortgage loans, multi-family mortgage loans, commercial and industrial loans, and residential mortgage loans, as well as the acquisition of CNB. The Bank remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Interest income on securities increased $2.3 million, or 11.1%, in 2017 to $23.1 million from $20.8 million in 2016, and increased $3.4 million, or 19.6%, in 2016 from $17.4 million in 2015. Interest income on securities included net amortization of premiums on securities of $6.4 million in 2017, compared to $6.5 million in 2016 and $4.9 million in 2015. For the year ended December 31, 2017, average total securities increased by $63.4 million, or 6.4%, to $1.0 billion as compared to $984.6 million in 2016, and increased $150.9 million in 2016 compared to $833.7 million in 2015.

Total interest expense increased to $22.7 million in 2017, as compared to $16.8 million in 2016 and $10.1 million in 2015. The increase in interest expense in 2017 is a result of the increase in the cost of average interest bearing liabilities coupled with an increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 0.89% in 2017, 0.72% in 2016, and 0.56% in 2015. The increase in the cost of average interest bearing liabilities is primarily due to higher overall funding costs, due in part to the Fed Funds rate increases in December 2016, March 2017, June 2017 and December 2017, partially offset by the decrease in costs associated with the junior subordinated debentures, which were redeemed in January 2017. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates would initially result in a decrease in net interest income. The Company began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, the large percentages of deposits in money market accounts reprice at short-term market rates making the balance sheet more liability sensitive. The Bank continues its prudent management of deposit pricing. Average total interest bearing liabilities were $2.6 billion in 2017, compared to $2.3 billion in 2016 and $1.8 billion in 2015. The increases in average interest bearing liabilities in 2017 were primarily due to increases in both average borrowings and average deposits. The Bank grew average interest bearing liabilities in 2016 and 2015 as a result of the acquisition of CNB deposits in June 2015.

For the year ended December 31, 2017, average total deposits increased by $192.6 million, or 6.6%, to $3.1 billion, as compared to $2.9 billion in 2016, and increased by $525.4 million, or 21.9%, in 2016 as compared to $2.4 billion in 2015. The increase in average total deposits reflects higher average balances in savings, NOW and money market accounts of $132.4 million, or 8.4%, in 2017 as compared to 2016, and an increase of $295.5 million, or 22.9%, in 2016 as compared to 2015. Average demand deposits increased $64.0 million, or 5.8%, in 2017 as compared to 2016, and increased $237.0 million, or 27.1%, in 2016 as compared to 2015. The Bank’s deposit growth in 2016 over 2015 includes the acquisition of CNB, which closed in June 2015, adding eleven additional branches to the existing branch network. The cost of average savings, NOW and money market accounts was 0.46% for the year ended December 31, 2017, compared to 0.33% in 2016 and 0.31% in 2015. Average public fund deposits comprised 16.0% of total average deposits during 2017, as compared to 17.1% in 2016 and 14.7% in 2015.

Average federal funds purchased and repurchase agreements decreased $29.6 million, or 18.3%, to $132.5 million for the year ended December 31, 2017 compared to $162.1 million for 2016, and increased $46.5 million, or 40.2%, in 2016 compared to $115.6 million in 2015. Average FHLB advances increased $125.7 million, or 45.6%, to $401.3 million for the year ended December 31, 2017 compared to $275.6 million for 2016, and increased $148.2 million in 2016 compared to $127.4 million in 2015. Average subordinated debentures increased $139 thousand, or 0.2%, to $78.6 million for the year ended December 31, 2017, compared to $78.4 million for 2016, and increased $56.5 million, or 257.9%, compared to $21.9 million in 2015. The junior subordinated debentures were redeemed in January 2017.

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

Based on the Company’s continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $14.1 million was recorded in 2017, as compared to $5.6 million in 2016 and $4.0 million in 2015. Net charge-offs were $8.2 million for the year ended December 31, 2017, as compared to $0.4 million for the year ended December 31, 2016 and $0.9 million for the year ended December 31, 2015. The increase in charge-offs in 2017 resulted primarily from the charge-off of loans and specific reserves associated with two specific relationships. The Company

Page -24-

considers the losses incurred as isolated and not indicative of any negative trends within either the borrowers’ industries or the Company’s overall credit profile. The ratio of allowance for loan losses to nonaccrual loans was 456%, 2,087% and 1,537%, at December 31, 2017, 2016, and 2015, respectively. The allowance for loan losses increased to $31.7 million at December 31, 2017 as compared to $25.9 million at December 31, 2016 and $20.7 million at December 31, 2015. The allowance as a percentage of total loans was 1.02%, 1.00% and 0.86% at December 31, 2017, 2016 and 2015, respectively. The increases in the allowance for loan losses and the provision for loan losses reflect loan growth in all portfolios and an increase in charge-offs and specific reserves, coupled with an increase in substandard loans. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $85.3 million or 2.8%, of total loans at December 31, 2017 were categorized as classified loans compared to $84.3 million, or 3.2%, at December 31, 2016 and $26.9 million, or 1.1%, at December 31, 2015. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At December 31, 2017, $34.0 million of these classified loans were commercial real estate (“CRE”) loans. Of the $34.0 million of CRE loans, $30.2 million were current and $3.8 million were past due. At December 31, 2017, $6.6 million of classified loans were residential real estate loans with $5.9 million current and $0.7 million past due. Commercial, industrial, and agricultural loans represented $44.4 million of classified loans, with $40.0 million current and $4.4 million past due. Taxi medallion loans represented $24.6 million of the classified commercial, industrial and agricultural loans at December 31, 2017.  The Bank’s taxi medallion loan portfolio was downgraded to special mention at December 31, 2016 due to weakening cash flows and declining collateral values and certain loans have been further downgraded to substandard during 2017.  All of the Bank’s taxi medallion loans are collateralized by New York City – Manhattan medallions and have personal guarantees. All taxi medallion loans were current as of December 31, 2017 except one, which was nonaccrual.  No new originations of taxi medallion loans are currently planned, and management expects these balances to decline through amortization and pay-offs. At December 31, 2017, there were $0.3 million of classified real estate construction and land loans, all of which are current.

CRE loans, including multi-family loans, represented $1.9 billion, or 61.0%, of the total loan portfolio at December 31, 2017 compared to $1.5 billion, or 59.2%, at December 31, 2016 and $1.4 billion, or 56.1%, at December 31, 2015. The Bank’s underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

As of December 31, 2017 and 2016, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $22.5 million and $3.4 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The increase in impaired loans from December 31, 2016 is the result of the modification of certain CRE mortgage loans to one borrower totaling $7.8 million and certain taxi medallion loans as TDRs totaling $6.8 million, coupled with an increase in nonaccrual loans. The TDR loans are current and classified as performing TDRs at December 31, 2017.

Nonaccrual loans increased $5.8 million to $7.0 million, or 0.22%, of total loans at December 31, 2017 from $1.2 million, or 0.05%, of total loans at December 31, 2016. The increase was primarily due to a $2.1 million CRE loan and $3.5 million in commercial, industrial and agricultural loans to two borrowers, which became nonaccrual during the quarter ended December 31, 2017. TDRs represent $5 thousand of the nonaccrual loans at December 31, 2017 and $0.3 million at December 31, 2016.

Page -25-

The following table sets forth changes in the allowance for loan losses:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Beginning balance	$25,904	$20,744	$17,637	$16,001	$14,439
Charge-offs:
Commercial real estate mortgage loans	—	—	(50)	(461)	—
Residential real estate mortgage loans	—	(56)	(249)	(257)	(420)
Commercial, industrial and agricultural loans	(8,245)	(930)	(827)	(104)	(420)
Real estate construction and land loans	—	—	—	—	(23)
Installment/consumer loans	(49)	(1)	(2)	(2)	(53)
Total	(8,294)	(987)	(1,128)	(824)	(916)
Recoveries:
Commercial real estate mortgage loans	—	109	—	—	—
Residential real estate mortgage loans	28	96	79	170	34
Commercial, industrial and agricultural loans	16	386	149	87	87
Real estate construction and land loans	—	—	—	—	2
Installment/consumer loans	3	6	7	3	5
Total	47	597	235	260	128
Net charge-offs	(8,247)	(390)	(893)	(564)	(788)
Provision for loan losses charged to operations	14,050	5,550	4,000	2,200	2,350
Ending balance	$31,707	$25,904	$20,744	$17,637	$16,001
Ratio of net charge-offs during period to average loans outstanding	(0.30)%	(0.02)%	(0.04)%	(0.04)%	(0.09)%

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan classification:

	December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
Commercial real estate mortgage loans	$11,048	41.7%	$9,225	42.0%	$7,850	43.8%	$6,994	44.5%	$6,279	47.9%
Multi-family mortgage loans	4,521	19.2	6,264	20.0	4,208	14.6	2,670	16.4	1,597	10.6
Residential real estate mortgage loans	2,438	15.0	1,495	14.1	2,115	16.3	2,208	11.7	2,712	15.2
Commercial, industrial and agricultural loans	12,838	19.9	7,837	20.2	5,405	20.8	4,526	21.8	4,006	20.7
Real estate construction and land loans	740	3.5	955	3.1	1,030	3.8	1,104	4.8	1,206	4.7
Installment/consumer loans	122	0.7	128	0.6	136	0.7	135	0.8	201	0.9
Total	$31,707	100.0%	$25,904	100.0%	$20,744	100.0%	$17,637	100.0%	$16,001	100.0%

Non-Interest Income

Total non-interest income increased by $2.1 million, or 12.8%, to $18.1 million in 2017 compared to $16.0 million in 2016 and increased by $3.3 million, or 26.7%, in 2016 as compared to $12.7 million in 2015. The increase in total non-interest income in 2017 compared to 2016 was primarily due to increases in service charges and other fees, gain on sale of SBA loans, title fee income, other operating income, BOLI income, partially offset by a decrease in net securities gains. The increase in total non-interest income in 2016 compared to 2015 was primarily due to higher service charges and other fees, BOLI income, gain on sale of SBA loans, net securities gains, and other operating income.

Service charges and other fees for the year ended December 31, 2017 increased $0.6 million, or 7.0%, to $9.0 million compared to $8.4 million for the year ended December 31, 2016, and increased $1.3 million, or 19.2%, in 2016 compared to $7.1 million in 2015. Net securities gains of $38 thousand were recognized in 2017, compared to $0.4 million in 2016 and net securities losses of $8 thousand in 2015. The net securities gains in 2016 were primarily attributable to the sale of $235.7 million of lower yielding securities in the 2016 second quarter as part of a deleveraging strategy by the Company. Bridge Abstract, the Bank’s title insurance subsidiary, generated title fee income of $2.4 million in 2017, $1.8 million in 2016, and $1.9 million in 2015. Gain on sale of SBA loans increased $0.6 million, or 54.0%, to $1.7 million in 2017 compared to $1.1 million in 2016, and increased $0.6 million, or 116.4%, in 2016 compared to $0.5 million in 2015. BOLI income increased $0.4 million, or 16.6%, to $2.3 million in 2017 compared to $1.9 million in 2016, and increased $0.7 million, or 57.5%, in 2016 compared to $1.2 million in 2015.

Page -26-

Other operating income increased $0.4 million to $2.7 million in 2017 compared to $2.3 million in 2016, primarily due to an increase in loan swap fee income of $0.9 million, and increased $0.3 million in 2016 compared to $2.0 million in 2015, primarily due to a $0.9 million increase in miscellaneous income primarily related to a net recovery associated with certain identified FNBNY acquired problem loans recorded in 2016.

Non-Interest Expense

Total non-interest expense increased $14.6 million, or 19.0%, to $91.7 million in 2017 compared to $77.1 million in 2016, and increased $4.2 million, or 5.7%, in 2016 from $72.9 million in 2015. The increase in 2017 is primarily due to restructuring costs related to branch restructuring and charter conversion, and higher salaries and employee benefits, occupancy and equipment, technology and communications, marketing and advertising, and other operating expenses, partially offset lower amortization of other intangible assets, professional services and FDIC assessments. The increase from 2015 to 2016 is a result of increases in all expense categories, offset by a decrease in acquisition costs, all of which were attributable to the CNB acquisition. The reversal of accrued acquisition costs in 2016 is due to the reversal of pending merger related liabilities recorded at the acquisition date, which have since been settled.

Salaries and employee benefits increased $4.9 million, or 11.9%, to $45.8 million in 2017 compared to $40.9 million in 2016, and increased $7.0 million, or 20.8%, in 2016 from $33.9 million in 2015. The increase in salaries and employee benefits in 2017 is primarily due to additional staff related to new branches, business development, and risk management. The increase in salaries and employee benefits in 2016 reflect additional positions to support the Company’s expanding infrastructure primarily related to the acquisition of CNB and a larger loan portfolio. Occupancy and equipment increased $1.2 million, or 9.4%, to $14.0 million in 2017 compared to $12.8 million in 2016, and increased $1.8 million, or 15.9%, in 2016 from $11.0 million in 2015. Technology and communications increased $0.8 million, or 17.5%, to $5.7 million in 2017 compared to $4.9 million in 2016, and increased $1.3 million, or 36.1%, in 2016 from $3.6 million in 2015. Marketing and advertising increased $0.7 million, or 17.1%, to $4.7 million in 2017 from $4.0 million in 2016, and increased $0.9 million, or 29.5%, in 2016 from $3.1 million in 2015. Higher occupancy and equipment, technology and communications, and marketing and advertising expenses in 2016 were primarily related to the higher operating costs associated with the acquired CNB operations and facilities, investments in technology and additional marketing costs. Professional services decreased $0.5 million, or 13.5%, to $3.1 million in 2017 from $3.6 million in 2016, and increased $1.3 million, or 56.7%, in 2016 from $2.3 million in 2015. FDIC assessments were $1.3 million in 2017, and $1.6 million in 2016 and 2015. The Company recorded amortization of other intangible assets of $1.0 million in 2017, $2.6 million in 2016, and $1.4 million in 2015 primarily related to the CNB and FNBNY acquisitions. Other operating expenses totaled $7.9 million in 2017, $7.4 million in 2016 and $6.1 million in 2015.

Income Tax Expense

Income tax expense increased $0.1 million, or 0.8%, to $18.9 million in 2017 compared to $18.8 million in 2016, and increased $8.0 million, or 74.4%, in 2016 from $10.8 million in 2015. The effective tax rate was 48.0% in 2017, 34.6% in 2016 and 33.8% in 2015. Income tax expense in 2017 included a $7.6 million charge to write-down the Company’s deferred tax assets due to the enactment of the Tax Act in the fourth quarter 2017. The increase in income tax expense in 2016 compared to 2015 reflects higher income before income taxes. The lower effective tax rate in 2015 compared to 2016 relates primarily to the tax benefit associated with the change in New York City tax law recognized in 2015. The Company estimates it will record income tax at an effective tax rate of approximately 23% in 2018.

FINANCIAL CONDITION

The Company’s total assets increased $375.4 million, or 9.3%, to $4.4 billion at December 31, 2017 compared to December 31, 2016, with loan growth funded primarily by deposits. Net loans increased $496.5 million, or 19.3%, to $3.1 billion compared to December 31, 2016. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Total securities decreased $101.6 million to $976.1 million at December 31, 2017 compared to December 31, 2016. Cash and cash equivalents decreased $19.1 million to $94.7 million at December 31, 2017 compared to December 31, 2016. Total deposits grew $408.5 million, or 14.0%, to $3.3 billion at December 31, 2017 compared to $2.9 billion at December 2016. Demand deposits increased $187.4 million to $1.3 billion as of December 31, 2017 compared to $1.2 billion at December 31, 2016. Savings, NOW and money market deposits increased $205.5 million to $1.8 billion at December 31, 2017 from $1.6 billion at December 31, 2016. Certificates of deposit of $100,000 or more increased $32.4 million to $158.6 million at December 31, 2017 from $126.2 million at December 31, 2016. Other time deposits decreased $16.7 million to $63.8 million as of December 31, 2017 from $80.5 million as of December 31, 2016. Federal funds purchased at December 31, 2017 decreased $50.0 million, or 50.0%, to $50.0 million compared to $100.0 million at December 31, 2016. FHLB advances increased $4.7 million, or 0.9%, to $501.4 million at December 31, 2017 compared to $496.7 million at December 31, 2016. Repurchase agreements increased $0.2 million to $0.9 million at December 31, 2017 compared to $0.7 million at December 31, 2016. Junior subordinated debentures decreased $15.2 million for the year ended December 31, 2017 due to the redemption in January 2017.

Page -27-

Total stockholders’ equity increased $21.2 million, or 5.2%, to $429.2 million at December 31, 2017 compared to $408.0 million at December 31, 2016. The increase in 2017 is primarily due to net income of $20.5 million, the issuance of common stock related to the trust preferred securities conversions of $14.9 million, and share based compensation of $2.6 million, partially offset by $18.2 million in dividends.

Loans

During 2017, the Company continued to experience growth in all loan portfolios. The concentration of loans in the Company’s primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in the Bank’s principal lending areas of Nassau and Suffolk Counties on Long Island and the New York City boroughs. The local economic conditions on Long Island have a significant impact on the volume of loan originations, the quality of loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

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

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that is associated with each type of loan that the Bank markets. Approximately 79.4% of the Bank’s loan portfolio at December 31, 2017 is secured by real estate. Commercial real estate loans represent 41.7% of the Bank’s loan portfolio. Multi-family mortgage loans represent 19.2% of the Bank’s loan portfolio. Residential real estate mortgage loans represent 15.0% of the Bank’s loan portfolio and include home equity lines of credit representing 2.1% and residential mortgages representing 12.9% of the Bank’s loan portfolio. Real estate construction and land loans represent 3.5% of the Bank’s loan portfolio. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in the Bank’s geographic markets with original loan to value ratios generally of 75% or less. The Bank’s residential mortgage portfolio includes approximately $56.1 million in interest only mortgages. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on Long Island and the New York City boroughs that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio is comprised of commercial and consumer loans, which represent 20.6% of the Bank’s loan portfolio. The commercial loans are made to businesses and include term loans, lines of credit, senior secured loans to corporations, equipment financing and taxi medallion loans. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral.

The Bank’s policy for charging off loans is a multi-step process. A loan is considered a potential charge-off when it is in default of either principal or interest for a period of 90, 120 or 180 days, depending upon the loan type, as of the end of the prior month. In addition to date criteria, other triggering events may include, but are not limited to, notice of bankruptcy by the borrower or guarantor, death of the borrower, and deficiency balance from the sale of collateral. These loans identified are presented for evaluation at the regular meeting of the CRMC. A loan is charged off when a loss is reasonably assured. The recovery of charged-off balances is actively pursued until the potential for recovery has been exhausted, or until the expense of collection does not justify the recovery efforts.

Total loans grew $502.3 million, or 19.3%, to $3.1 billion at December 31, 2017 compared to $2.6 billion at December 31, 2016 with commercial real mortgage loans being the largest contributor of the growth. Commercial real estate mortgage loans increased $202.2 million, or 18.5%, during 2017. Residential real estate mortgage loans increased $99.4 million, or 27.2%, and multi-family mortgage

Page -28-

loans grew $77.1 million, or 14.9%, during 2017. Commercial, industrial and agricultural loans increased $91.6 million, or 17.5%, in 2017. Real estate construction and land loans increased $27.2 million, or 33.7%, and installment/consumer loans increased $4.7 million in 2017. Fixed rate loans represented 24.3% and 23.0% of total loans at December 31, 2017 and 2016, respectively.

The following table sets forth the major classifications of loans at the dates indicated:

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Commercial real estate mortgage loans	$1,293,906	$1,091,752	$1,053,399	$595,397	$484,900
Multi-family mortgage loans	595,280	518,146	350,793	218,985	107,488
Residential real estate mortgage loans	464,264	364,884	392,815	156,156	153,417
Commercial, industrial and agricultural loans	616,003	524,450	501,766	291,743	209,452
Real estate construction and land loans	107,759	80,605	91,153	63,556	46,981
Installment/consumer loans	21,041	16,368	17,596	10,124	9,287
Total loans	3,098,253	2,596,205	2,407,522	1,335,961	1,011,525
Net deferred loan costs and fees	4,499	4,235	3,252	2,366	1,738
Total loans held for investment	3,102,752	2,600,440	2,410,774	1,338,327	1,013,263
Allowance for loan losses	(31,707)	(25,904)	(20,744)	(17,637)	(16,001)
Net loans	$3,071,045	$2,574,536	$2,390,030	$1,320,690	$997,262

Selected Loan Maturity Information

The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2017:

(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial loans	$235,405	$175,457	$224,042	$634,904
Construction and land loans (1)	44,933	45,378	17,644	107,955
Total	$280,338	$220,835	$241,686	$742,859

Rate provisions:
Amounts with fixed interest rates	$20,633	$118,909	$64,484	$204,026
Amounts with variable interest rates	259,705	101,926	177,202	538,833
Total	$280,338	$220,835	$241,686	$742,859

(1) Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Page -29-

Past Due, Nonaccrual and Restructured Loans and Other Real Estate Owned

The following table sets forth selected information about past due, nonaccrual, and restructured loans and other real estate owned:

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Loans 90 days or more past due and still accruing	$1,834	$1,027	$964	$144	$1
Nonaccrual loans excluding restructured loans	6,950	909	850	713	1,856
Restructured loans - nonaccrual	5	332	60	490	1,965
Restructured loans - performing	16,727	2,417	1,681	5,031	5,184
Other real estate owned, net	—	—	250	—	2,242
Total	$25,516	$4,685	$3,805	$6,378	$11,248

	Year Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Gross interest income that has not been paid or recorded during the year under original terms:
Nonaccrual loans	$110	$17	$6	$33	$66
Restructured loans	—	1	1	84	60

Gross interest income recorded during the year:
Nonaccrual loans	$282	$1	$1	$4	$94
Restructured loans	619	123	109	214	282

Commitments for additional funds	—	—	—	—	—

The following table sets forth individually impaired loans by loan classification:

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Nonaccrual loans excluding restructured loans:
Commercial real estate mortgage loans	$2,305	$185	$238	$295	$352
Residential real estate mortgage loans	100	719	612	315	1,436
Commercial, industrial and agricultural loans	4,124	—	—	75	—
Total	6,529	904	850	685	1,788

Restructured loans - nonaccrual:
Commercial real estate mortgage loans	—	—	—	300	617
Residential real estate mortgage loans	—	65	60	69	618
Commercial, industrial and agricultural loans	—	—	—	118	720
Total	—	65	60	487	1,955

Total non-performing impaired loans	6,529	969	910	1,172	3,743

Restructured loans - performing:
Commercial real estate mortgage loans	8,857	1,354	1,391	4,541	4,260
Residential real estate mortgage loans	—	—	—	—	329
Commercial, industrial and agricultural loans	7,106	1,030	290	489	526
Total	15,963	2,384	1,681	5,030	5,115

Total impaired loans	$22,492	$3,353	$2,591	$6,202	$8,858

Securities

Securities totaled $976.1 million at December 31, 2017 compared to $1.1 billion at December 31, 2016, including restricted securities totaling $35.3 million at December 31, 2017 and $34.7 million at December 31, 2016. The available for sale portfolio decreased $59.8 million to $759.9 million from $819.7 million at December 31, 2016. Securities classified as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. During 2017, the Company sold $52.4 million of securities compared to $264.4 million in 2016. The decrease in securities available for sale is primarily the result of a $60.1 million decrease in residential collateralized mortgage obligations, a $29.1 million decrease in state and municipal obligations, and a $6.5 million decrease in commercial collateralized mortgage obligations, partially offset by a $28.9 million increase in residential mortgage-backed securities, and a $13.4 million increase in corporate bonds. Securities held to maturity decreased $42.3 million to $180.9 million at December 31, 2017 compared to $223.2 million at December 31, 2016. The decrease in securities held to maturity is

Page -30-

primarily the result of an $11.0 million decrease in Corporate bonds, a $10.2 million decrease in commercial collateralized mortgage obligations, a $7.4 million decrease in residential collateralized mortgage obligations, a $5.9 million decrease in state and municipal obligations, and a $5.8 million decrease in commercial mortgage-backed securities. Fixed rate securities represented 87.5% of total available for sale and held to maturity securities at December 31, 2017 compared to 93.9% at December 31, 2016.

The following table sets forth the fair values, amortized costs, contractual maturities and approximate weighted average yields of the available for sale and held to maturity securities portfolios at December 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax equivalent basis based on the U.S. federal statutory tax rate of 35%.

	December 31, 2017
	Within One Year			After One But Within Five Years			After Five But Within Ten Years			After Ten Years			Total
(Dollars in thousands)	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost
Available for sale:

U.S. GSE securities	$—	$—	—%	$37,271	$37,994	1.73%	$19,543	$20,000	2.29%	$—	$—	—%	$56,814	$57,994
State and municipal obligations	9,588	9,600	1.75	45,196	45,683	1.94	31,809	31,884	2.85	429	415	4.03	87,022	87,582
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	25,203	25,482	1.91	161,698	164,223	2.10	186,901	189,705
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	—	—	5,468	5,543	2.04	301,922	308,847	2.00	307,390	314,390
U.S. GSE commercial mortgage-backed securities	—	—	—	5,979	6,017	2.31	—	—	—	—	—	—	5,979	6,017
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	48,716	49,965	2.31	48,716	49,965
Other asset backed securities	—	—	—	—	—	—	—	—	—	23,401	24,250	1.33	23,401	24,250
Corporate bonds	—	—	—	—	—	—	43,693	46,000	3.09	—	—	—	43,693	46,000
Total available for sale	$9,588	$9,600	1.75%	$88,446	$89,694	1.88%	$125,716	$128,909	2.63%	$536,166	$547,700	2.03%	$759,916	$775,903

Held to maturity:

State and municipal obligations	$3,766	$3,774	1.71%	$17,610	$17,430	3.31%	$38,599	$37,882	4.17%	$1,695	$1,676	4.16%	$61,670	$60,762
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	5,011	5,103	1.74	6,152	6,321	1.91	11,163	11,424
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	—	—	6,769	6,795	2.00	47,059	47,455	2.56	53,828	54,250
U.S. GSE commercial mortgage-backed securities	—	—	—	9,373	9,311	2.59	4,916	5,022	2.26	8,303	8,620	3.00	22,592	22,953
U.S. GSE commercial collateralized mortgage obligations	—	—	—	3,851	4,030	1.68	—	—	—	26,781	27,447	2.68	30,632	31,477
Total held to maturity	3,766	3,774	1.71	30,834	30,771	2.88	55,295	54,802	3.50	89,990	91,519	2.62	179,885	180,866
Total securities	$13,354	$13,374	1.74%	$119,280	$120,465	2.13%	$181,011	$183,711	2.89%	$626,156	$639,219	2.11%	$939,801	$956,769

Page -31-

Deposits and Borrowings

Borrowings, including federal funds purchased, FHLB advances, repurchase agreements, subordinated debentures and junior subordinated debentures, decreased $60.2 million to $630.9 million at December 31, 2017 from $691.1 million at December 31, 2016. Total deposits increased $408.5 million to $3.3 billion at December 31, 2017 compared to $2.9 billion at December 31, 2016. Individual, partnership and corporate (“core deposits”) account balances increased $384.1 million and public funds deposits increased $24.4 million. The growth in deposits is attributable to increases in savings, NOW and money market deposits of $205.5 million, or 13.1%, to $1.8 billion at December 31, 2017, an increase in demand deposits of $187.4 million, or 16.3%, to $1.3 billion at December 31, 2017, and an increase in certificates of deposit of $15.6 million, or 7.0%, to $222.4 million at December 31, 2017. Certificates of deposit of $100,000 or more increased $32.4 million, or 25.7%, from December 31, 2016 and other time deposits decreased $16.8 million, or 20.8%, as compared to December 31, 2016.

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2017:

(In thousands)	Less than $100,000	$100,000 or Greater	Total
3 months or less	$10,344	$25,976	$36,320
Over 3 through 6 months	16,068	24,944	41,012
Over 6 through 12 months	15,533	32,713	48,246
Over 12 months through 24 months	14,361	23,504	37,865
Over 24 months through 36 months	5,438	6,283	11,721
Over 36 months through 48 months	1,128	41,775	42,903
Over 48 months through 60 months	908	2,656	3,564
Over 60 months	—	733	733
Total	$63,780	$158,584	$222,364

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

The Company’s principal sources of liquidity included cash and cash equivalents of $7.9 million as of December 31, 2017, and dividends from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2017, the Bank did not pay cash dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income for that year combined with its retained net income of the preceding two years. As of January 1, 2018, the Bank had $48.2 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company did not make capital contributions to the Bank during the year ended December 31, 2017.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2017, the Bank had aggregate lines of credit of $369.5 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $349.5 million is available on an unsecured basis. As of December 31,

Page -32-

2017, the Bank had $50.0 million in overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December 31, 2017, the Bank had $185.0 million outstanding in FHLB overnight borrowings and $316.4 million outstanding in FHLB term borrowings. As of December 31, 2016, the Bank had $175.0 million in FHLB overnight borrowings and $321.7 million outstanding in FHLB term borrowings. As of December 31, 2017, the Bank had securities sold under agreements to repurchase of $0.9 million outstanding with customers and nothing outstanding with brokers. As of December 31, 2016, the Bank had securities sold under agreements to repurchase of $0.7 million outstanding with customers and nothing outstanding with brokers. As of December 31, 2017, the Bank had $44.9 million outstanding in brokered certificates of deposit and $163.2 million outstanding in brokered money market accounts. As of December 31, 2016, the Bank had $58.6 million outstanding in brokered certificates of deposits and $177.0 million outstanding in brokered money market accounts.

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

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, the Company enters into certain contractual obligations.

The following table presents contractual obligations outstanding at December 31, 2017:

	Total	Less than One Year	One to Three Years	Four to Five Years	Over Five Years
(In thousands)
Operating leases	$47,322	$6,473	$11,698	$10,228	$18,923
FHLB advances and repurchase agreements	502,251	500,960	1,291	—	—
Subordinated debentures	80,000	—	—	—	80,000
Time deposits	222,364	125,578	49,586	46,467	733
Total contractual obligations outstanding	$851,937	$633,011	$62,575	$56,695	$99,656

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2017, the Company had $124.3 million in outstanding loan commitments and $576.7 million in outstanding commitments for various lines of credit including unused overdraft lines. The Company also had $26.9 million of standby letters of credit as of December 31, 2017. See Note 17 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

Page -33-

CAPITAL RESOURCES

Stockholders’ equity increased to $429.2 million at December 31, 2017 from $408.0 million at December 31, 2016 as a result of undistributed net income; the shares of common stock issued for trust preferred securities conversions; the shares of common stock issued under the DRP, and the stock based compensation plan; partially offset by the declaration of dividends; and the net change in unrealized losses on available for sale securities, pension benefits, and cash flow hedges. The ratio of average stockholders’ equity to average total assets was 10.53% for the year ended December 31, 2017 compared to 9.38% for the year ended December 31, 2016.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 18 of the Notes to the Consolidated Financial Statements). Since 2013, the Company has actively managed its capital position in response to its growth. During this period, the Company has raised $260.2 million in capital through the following initiatives:

•	On October 8, 2013, the Company completed a public offering with net proceeds of $37.6 million in capital from the sale of 1,926,250 shares of common stock. The purpose of the offering was in part to provide additional capital to Bridge Bancorp to support its acquisition of FNBNY and for general corporate purposes.
•	On February 14, 2014, the Company issued 240,598 shares of common stock with net proceeds of $5.9 million in capital. These shares were issued directly in connection with the acquisition of FNBNY.
•	On June 19, 2015, the Company issued 5,647,268 shares of common stock with net proceeds of $157.1 million in capital. These shares were issued in connection with the acquisition of CNB.
•	On November 28, 2016, the Company completed a public offering with net proceeds of $47.5 million in capital from the sale of 1,613,000 shares of common stock. The purpose of the offering was in part to provide additional capital to Bridge Bancorp to support organic growth, the pursuit of strategic acquisition opportunities and other general corporate purposes, including contributing capital to Bank.
•	Proceeds of $11.9 million in capital through issuance of common stock through the DRP.

The Company has the ability to issue additional common stock and/or preferred stock should the need arise under a shelf registration statement filed in April 2016.

The Company had returns on average equity of 4.64% and 9.82%, and returns on average assets of 0.49% and 0.92%, for the years ended December 31, 2017 and 2016, respectively. The Company also utilizes cash dividends and stock repurchases to manage capital levels. In 2017, the Company declared four quarterly cash dividends totaling $18.2 million compared to four quarterly cash dividends of $16.1 million in 2016. The dividend payout ratios for 2017 and 2016 were 88.80% and 45.48%, respectively. The Company continues its trend of uninterrupted dividends. On March 27, 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its then current outstanding shares, 309,000 shares. There is no expiration date for the share repurchase plan. The Company considers opportunities for stock repurchases carefully. The Company did not repurchase any shares in 2017 and 2016.

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

Page -34-

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

At December 31, 2017, $823.2 million, or 87.5%, of the Company’s available for sale and held to maturity securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at December 31, 2017:

Change in Interest	Potential Change in Future Net Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(4,548)	(3.45)%	$3,217	2.44%
100	$(2,262)	(1.71)%	$2,937	2.23%
Static	—	—	—	—
(100)	$918	0.70%	$1,090	0.83%

Page -35-

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income by 3.45 percent in year 1 and increase net interest income by 2.44 percent in year 2. The Company’s balance sheet sensitivity to such a move in interest rates at December 31, 2017 decreased as compared to December 31, 2016 (which was a decrease of 6.52 percent in net interest income over a twelve-month period). This decrease is the result of a higher proportion of the Company’s assets repricing to market rates, coupled with a large increase in demand deposits and the Company’s ability to hold the costs of interest bearing deposits to below market rates. Overall, the strategy for the Bank remains focused on reducing its exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 3.73 at December 31, 2016 to 3.23 at December 31, 2017. Additionally, the Bank has increased its use of swaps to extend liabilities. The Company believes that its strong core funding profile also provides protection from rising rates due to the ability of the Bank to lag increases in the rates paid to on these accounts to market rates.

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

Page -36-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$76,614	$102,280
Interest earning deposits with banks	18,133	11,558
Total cash and cash equivalents	94,747	113,838

Securities available for sale, at fair value	759,916	819,722
Securities held to maturity (fair value of $179,885 and $222,878, respectively)	180,866	223,237
Total securities	940,782	1,042,959

Securities, restricted	35,349	34,743

Loans held for investment	3,102,752	2,600,440
Allowance for loan losses	(31,707)	(25,904)
Loans, net	3,071,045	2,574,536

Premises and equipment, net	33,505	35,263
Accrued interest receivable	11,652	10,233
Goodwill	105,950	105,950
Other intangible assets	5,214	5,824
Prepaid pension	9,936	7,070
Bank owned life insurance	87,493	85,243
Other assets	34,329	38,911
Total Assets	$4,430,002	$4,054,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$1,338,701	$1,151,268
Savings, NOW and money market deposits	1,773,478	1,568,009
Certificates of deposit of $100,000 or more	158,584	126,198
Other time deposits	63,780	80,534
Total deposits	3,334,543	2,926,009

Federal funds purchased	50,000	100,000
Federal Home Loan Bank advances	501,374	496,684
Repurchase agreements	877	674
Subordinated debentures, net	78,641	78,502
Junior subordinated debentures, net	-	15,244
Other liabilities and accrued expenses	35,367	29,470
Total Liabilities	4,000,802	3,646,583

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,719,575 and 19,106,246 shares issued, respectively; and 19,709,360 and 19,100,389 shares outstanding, respectively)	197	191
Surplus	347,691	329,427
Retained earnings	96,547	91,594
Treasury stock at cost, 10,215 and 5,857 shares, respectively	(296)	(161)
	444,139	421,051
Accumulated other comprehensive loss, net of income taxes	(14,939)	(13,064)
Total Stockholders’ Equity	429,200	407,987
Total Liabilities and Stockholders’ Equity	$4,430,002	$4,054,570

See accompanying notes to Consolidated Financial Statements.

Page -37-

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Interest income:
Loans (including fee income)	$126,420	$116,723	$88,760
Mortgage-backed securities, CMOs and other asset-backed securities	15,231	13,483	11,173
U.S. GSE securities	1,198	1,294	1,630
State and municipal obligations	3,788	3,777	3,198
Corporate bonds	1,233	1,124	840
Deposits with banks	278	147	47
Other interest and dividend income	1,701	1,168	592
Total interest income	149,849	137,716	106,240

Interest expense:
Savings, NOW and money market deposits	7,858	5,250	4,002
Certificates of deposit of $100,000 or more	1,843	932	929
Other time deposits	725	684	673
Federal funds purchased and repurchase agreements	1,571	1,075	474
Federal Home Loan Bank advances	6,105	3,001	1,425
Subordinated debentures	4,539	4,539	1,261
Junior subordinated debentures	48	1,364	1,365
Total interest expense	22,689	16,845	10,129

Net interest income	127,160	120,871	96,111
Provision for loan losses	14,050	5,550	4,000
Net interest income after provision for loan losses	113,110	115,321	92,111

Non-interest income:
Service charges and other fees	8,996	8,407	7,054
Net securities gains (losses)	38	449	(8)
Title fee income	2,394	1,833	1,866
Gain on sale of Small Business Administration loans	1,689	1,097	507
BOLI income	2,250	1,929	1,225
Other operating income	2,735	2,331	2,024
Total non-interest income	18,102	16,046	12,668

Non-interest expense:
Salaries and employee benefits	45,766	40,913	33,871
Occupancy and equipment	13,998	12,798	11,045
Technology and communications	5,753	4,897	3,599
Marketing and advertising	4,742	4,048	3,125
Professional services	3,153	3,646	2,327
FDIC assessments	1,310	1,635	1,593
Acquisition costs and branch restructuring	8,020	(920)	9,766
Amortization of other intangible assets	1,047	2,637	1,447
Other operating expenses	7,938	7,427	6,117
Total non-interest expense	91,727	77,081	72,890

Income before income taxes	39,485	54,286	31,889
Income tax expense	18,946	18,795	10,778
Net income	$20,539	$35,491	$21,111
Basic earnings per share	$1.04	$2.01	$1.43
Diluted earnings per share	$1.04	$2.00	$1.43

See accompanying notes to Consolidated Financial Statements.

Page -38-

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$20,539	$35,491	$21,111
Other comprehensive income (loss):
Change in unrealized net losses on securities available for sale, net of reclassifications and deferred income taxes	(505)	(4,082)	(1,434)
Adjustment to pension liability, net of reclassifications and deferred income taxes	193	(630)	380
Unrealized gains (losses) on cash flow hedges, net of reclassifications and deferred income taxes	1,089	1,270	(201)
Total other comprehensive income (loss)	777	(3,442)	(1,255)
Comprehensive income	$21,316	$32,049	$19,856

See accompanying notes to Consolidated Financial Statements.

Page -39-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2014	$117	$118,846	$64,547	$(25)	$(8,367)	$175,118

Net income			21,111			21,111
Shares issued under the dividend reinvestment plan (“DRP”)		779				779
Shares issued in the acquisition of CNB net of offering costs (5,647,268 shares)	56	157,143				157,199
Stock awards granted and distributed	1	(263)		262		—
Stock awards forfeited		125		(125)		—
Repurchase of surrendered stock from vesting of restricted stock awards				(228)		(228)
Exercise of stock options		(36)		116		80
Tax effect of stock plans		50				50
Share based compensation expense		1,689				1,689
Cash dividend declared, $0.92 per share			(13,415)			(13,415)
Other comprehensive loss, net of deferred income taxes					(1,255)	(1,255)
Balance at December 31, 2015	$174	$278,333	$72,243	$—	$(9,622)	$341,128

Net income			35,491			35,491
Shares issued under the DRP		921				921
Shares issued in common stock offering, net of offering costs (1,613,000 shares)	16	47,505				47,521
Shares issued for trust preferred securities conversions (10,344 shares)		292				292
Stock awards granted and distributed	1	(205)		204		-
Stock awards forfeited		173		(173)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(344)		(344)
Exercise of stock options		(90)		152		62
Impact of modification of convertible trust preferred securities		356				356
Share based compensation expense		2,142				2,142
Cash dividend declared, $0.92 per share			(16,140)			(16,140)
Other comprehensive loss, net of deferred income taxes					(3,442)	(3,442)
Balance at December 31, 2016	$191	$329,427	$91,594	$(161)	$(13,064)	$407,987

Net income			20,539			20,539
Shares issued under the DRP		951				951
Shares issued for trust preferred securities conversions (529,292 shares)	5	14,944				14,949
Stock awards granted and distributed	1	(434)		433		-
Stock awards forfeited		218		(218)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(350)		(350)
Share based compensation expense		2,585				2,585
Impact of Tax Cuts and Jobs Act related to accumulated other comprehensive income reclassification			2,652		(2,652)	-
Cash dividend declared, $0.92 per share			(18,238)			(18,238)
Other comprehensive income, net of deferred income taxes					777	777
Balance at December 31, 2017	$197	$347,691	$96,547	$(296)	$(14,939)	$429,200

See accompanying notes to Consolidated Financial Statements.

Page -40-

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$20,539	$35,491	$21,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,050	5,550	4,000
Depreciation and (accretion)	(4,109)	(6,746)	(3,789)
Net amortization on securities	6,361	6,501	4,936
Increase in cash surrender value of bank owned life insurance	(2,250)	(1,929)	(1,225)
Amortization of intangible assets	1,047	2,637	1,447
Share based compensation expense	2,585	2,142	1,689
Net securities (gains) losses	(38)	(449)	8
Increase in accrued interest receivable	(1,419)	(963)	(267)
Small Business Administration (“SBA”) loans originated for sale	(18,596)	(11,944)	(5,043)
Proceeds from sale of the guaranteed portion of SBA loans	20,667	13,286	5,659
Gain on sale of the guaranteed portion of SBA loans	(1,689)	(1,097)	(507)
Loss (gain) on sale of loans	58	(98)	(477)
Decrease (increase) in other assets	5,426	8,331	(6,815)
Increase (decrease) in accrued expenses and other liabilities	4,194	(6,476)	10,799
Net cash provided by operating activities	46,826	44,236	31,526

Cash flows from investing activities:
Purchases of securities available for sale	(116,956)	(462,702)	(330,646)
Purchases of securities, restricted	(654,017)	(537,930)	(318,887)
Purchases of securities held to maturity	(4,128)	(46,495)	(21,650)
Proceeds from sales of securities available for sale	52,367	264,358	75,750
Redemption of securities, restricted	653,411	527,975	308,808
Maturities, calls and principal payments of securities available for sale	118,092	167,045	113,217
Maturities, calls and principal payments of securities held to maturity	45,334	30,460	34,897
Net increase in loans	(526,989)	(206,380)	(354,375)
Proceeds from loan sale	23,171	18,116	21,011
Proceeds from sales of other real estate owned (“OREO”), net	—	278	—
Purchase of bank owned life insurance	—	(30,000)	—
Purchase of premises and equipment	(2,069)	(4,270)	(4,325)
Net cash acquired in business combination	—	—	24,628
Net cash used in investing activities	(411,784)	(279,545)	(451,572)

Cash flows from financing activities:
Net increase in deposits	408,597	83,120	223,872
Net (decrease) increase in federal funds purchased	(50,000)	(20,000)	45,000
Net increase in Federal Home Loan Bank advances	5,056	199,666	124,087
Repayment of junior subordinated debentures	(352)	—	—
Net increase (decrease) in repurchase agreements	203	(50,217)	14,628
Net proceeds from issuance of subordinated debentures	—	—	78,324
Net proceeds from issuance of common stock	951	48,442	779
Net proceeds from exercise of stock options	—	62	80
Repurchase of surrendered stock from vesting of restricted stock awards	(350)	(344)	(228)
Excess tax benefit from share based compensation	—	—	50
Cash dividends paid	(18,238)	(16,140)	(13,415)
Other, net	—	—	(303)
Net cash provided by financing activities	345,867	244,589	472,874

Net (decrease) increase in cash and cash equivalents	(19,091)	9,280	52,828
Cash and cash equivalents at beginning of period	113,838	104,558	51,730
Cash and cash equivalents at end of period	$94,747	$113,838	$104,558

Supplemental Information-Cash Flows:
Cash paid for:
Interest	$22,917	$16,640	$8,793
Income tax	$8,445	$21,585	$8,744

Noncash investing and financing activities:
Conversion of junior subordinated debentures	$15,350	$—	$—
Transfers from portfolio loans to OREO	$—	$—	$250

Acquisition of noncash assets and liabilities:
Fair value of assets acquired	$—	$—	$875,302
Fair value of liabilities assumed	$—	$—	$831,422

See accompanying notes to Consolidated Financial Statements.

Page -41-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bridge Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of New York. The Company’s business currently consists of the operations of its wholly-owned subsidiary, BNB Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc.; a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”); and an investment services subsidiary, Bridge Financial Services, Inc. (“Bridge Financial Services”). In addition to the Bank, the Company had another subsidiary, Bridge Statutory Capital Trust II (“the Trust”), which was formed in 2009 and sold $16.0 million of 8.5% cumulative convertible trust preferred securities (“TPS”) in a private placement to accredited investors. In accordance with accounting guidance, the Trust was not consolidated in the Company’s financial statements. The TPS were redeemed effective January 18, 2017 and the Trust was cancelled effective April 24, 2017.

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

c) Securities

Debt and equity securities are classified in one of the following categories: (i) “held to maturity” (management has a positive intent and ability to hold to maturity), which are reported at amortized cost, (ii) “available for sale” (all other debt and marketable equity securities), which are reported at fair value, with unrealized gains and losses reported net of taxes, as accumulated other comprehensive income, a separate component of stockholders’ equity, and (iii) “restricted” which represents FHLB, FRB and bankers’ banks stock which are reported at cost.

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

Page -42-

security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

e) Loans, Loan Interest Income Recognition and Loans Held for Sale

Loans are stated at the principal amount outstanding, net of partial charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. Past due status is based on the contractual terms of the loan. Loans that are 90 days past due are automatically placed on nonaccrual and previously accrued interest is reversed and charged against interest income. However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectable based upon an individual loan evaluation assessing such factors as collateral and collectability, accrued interest will be recognized as earned. If a payment is received when a loan is nonaccrual or a troubled debt restructuring loan is nonaccrual, the payment is applied to the principal balance. A troubled debt restructured loan performing in accordance with its modified terms is maintained on accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Non-residential real estate loans over $200,000 and residential real estate loans over $1.0 million are individually evaluated for impairment. Smaller balance loans may also be individually evaluated for impairment if they are part of a larger impaired relationship. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of expected future cash flows using the loan’s effective interest rate or at the fair value of collateral less costs to sell if repayment is expected solely from the collateral. Loans with balances below the aforementioned thresholds are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

For purchased credit impaired loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent increases to the expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount, which is then reclassified as accretable discount and recognized into interest income over the remaining life of the loan using the interest method. Subsequent decreases to the expected cash flows require management to evaluate the need for an addition to the allowance for loan losses.

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

Page -43-

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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) No. 310, “Receivables”. Such valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to the Company’s policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectable. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectability of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

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

Page -44-

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

j) Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate the carrying amount of the asset may be impaired. The Company has selected November 30 as the date to perform the annual impairment test. Goodwill and the BNB Bank trademark are intangible assets with indefinite lives on the Company’s balance sheet.

Other intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets are amortized on an accelerated method over their estimated useful lives of ten years. Non-compete intangible assets arising from whole bank acquisitions were fully amortized as of December 31, 2016.

Other intangible assets also include servicing rights, which result from the sale of Small Business Administration (“SBA”) loans with servicing rights retained. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets totaled $1.2 million at December 31, 2017 and $975 thousand at December 31, 2016.

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

Page -45-

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

In accordance with FASB ASU 740, Accounting for Uncertainty in Income Taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There are no such tax positions in the Company’s financial statements at December 31, 2017 and 2016.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2017 and 2016.

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

p) Dividends

Cash available for distribution of dividends to stockholders of the Company is primarily derived from cash and cash equivalents of the Company and dividends paid by the Bank to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. Dividends from the Bank to the Company at January 1, 2018 are limited to $48.2 million, which represents the Bank’s net retained earnings from the previous two years. During 2017, the Bank did not pay dividends to the Company.

Page -46-

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

t) Adoption of New Accounting Standards and Newly Issued Not Yet Effective Accounting Standards

The following are new accounting standards that are likely to be broadly applicable to financial institutions.

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, the amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The amendments allow for one of two transition methods: full retrospective or modified retrospective. The full retrospective approach requires application to all periods presented. The modified retrospective transition requires application to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect is recognized at the date of initial application on uncompleted contracts. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans, which are scoped-out of the guidance. Most of the Company’s revenue comes from financial instruments, i.e. loans and securities, which are not within the scope of ASU 2014-09. The Company determined its service charges on deposit accounts and fees for other customer services within non-interest income are in scope of the amended guidance. As a result of the Company’s assessment of revenue recognition, it has determined the recognition, measurement and presentation of services charges on deposit accounts and fees for other customer services will not change. The Company has not identified any material differences in the amount and timing of revenue recognition for these revenue streams that are within the scope of ASU 2014-09. The Company adopted the guidance in the first quarter of 2018, using the modified retrospective method of adoption. The Company’s adoption did not have a material impact on its consolidated financial statements.

ASU 2016-02, Leases (Topic 842)

In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, the lessor accounting model and Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees

Page -47-

and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of ASU 2016-02 on the consolidated financial statements. Based on leases outstanding at December 31, 2017, the Company does not expect the updates to have a material impact on the income statement, but does anticipate the adoption of ASU 2016-02 will result in an increase in the Company’s consolidated balance sheet as a result of recognizing right-of-use assets and lease liabilities.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)

In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, like the Company, the standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may early adopt for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt ASU 2016-13 in the first quarter of 2020 using the required modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company has created a cross-functional committee responsible for evaluating the impact of adopting ASU 2016-13, assessing data and system needs, and implementing required changes to loss estimation methods under the CECL model. The Company cannot yet determine the overall impact this guidance will have on the Company’s consolidated financial statements.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities that are an SEC filer, like the Company, for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments. The adoption of ASU 2017-04 is not expected to have a material effect on the Company’s operating results or financial condition.

ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB amended existing guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The line item used in the income statement to present the other components of net benefit cost must be disclosed. Additionally, only the service cost component of net benefit cost is eligible for capitalization, if applicable. For public business entities, like the Company, ASU 2017-07 was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The amendment requires disclosure that the practical expedient was used. The components of net benefit cost are disclosed in Note 14 to the consolidated financial statements. The Company adopted the guidance in the first quarter of 2018. The Company will present its other components of net benefit expense outside of Salaries and employee benefits in the Other operating expenses income statement line. The change in presentation will not change the Company’s operating results or financial condition.

ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting

In May 2017, the FASB provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material effect on the Company’s operating results or financial condition.

Page -48-

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB provided guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments also simplify the application of the hedge accounting guidance. The amendments in the Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes in both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. While the Company continues to assess all potential impacts of the standard, ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB amended existing guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption, including adoption in an interim period, permitted. The Company adopted ASU 2018-02 at the beginning of the fourth quarter 2017 and reclassified $2.7 million from accumulated other comprehensive income to retained earnings. For additional information, see Note 13 to the consolidated financial statements.

u) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio and the corresponding amounts of gross unrealized gains and losses therein:

	December 31,
	2017				2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
U.S. GSE securities	$57,994	$—	$(1,180)	$56,814	$64,993	$—	$(1,344)	$63,649
State and municipal obligations	87,582	259	(819)	87,022	117,292	212	(1,339)	116,165
U.S. GSE residential mortgage-backed securities	189,705	29	(2,833)	186,901	160,446	16	(2,414)	158,048
U.S. GSE residential collateralized mortgage obligations	314,390	16	(7,016)	307,390	373,098	149	(5,736)	367,511
U.S. GSE commercial mortgage-backed securities	6,017	2	(40)	5,979	6,337	6	(36)	6,307
U.S. GSE commercial collateralized mortgage obligations	49,965	—	(1,249)	48,716	56,148	—	(956)	55,192
Other asset backed securities	24,250	—	(849)	23,401	24,250	—	(1,697)	22,553
Corporate bonds	46,000	—	(2,307)	43,693	32,000	—	(1,703)	30,297
Total available for sale	775,903	306	(16,293)	759,916	834,564	383	(15,225)	819,722

Held to maturity:
State and municipal obligations	60,762	972	(64)	61,670	66,666	1,085	(130)	67,621
U.S. GSE residential mortgage-backed securities	11,424	—	(261)	11,163	13,443	—	(287)	13,156
U.S. GSE residential collateralized mortgage obligations	54,250	244	(666)	53,828	61,639	352	(552)	61,439
U.S. GSE commercial mortgage-backed securities	22,953	77	(438)	22,592	28,772	136	(509)	28,399
U.S. GSE commercial collateralized mortgage obligations	31,477	—	(845)	30,632	41,717	93	(573)	41,237
Corporate bonds	—	—	—	—	11,000	26	—	11,026
Total held to maturity	180,866	1,293	(2,274)	179,885	223,237	1,692	(2,051)	222,878
Total securities	$956,769	$1,599	$(18,567)	$939,801	$1,057,801	$2,075	$(17,276)	$1,042,600

Page -49-

The following table summarizes securities with gross unrealized losses at December 31, 2017 and 2016, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31,
	2017				2016
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$—	$—	$56,815	$(1,180)	$63,649	$(1,344)	$—	$—
State and municipal obligations	35,350	(301)	28,165	(518)	78,883	(1,338)	240	(1)
U.S. GSE residential mortgage-backed securities	107,408	(1,153)	69,571	(1,680)	140,514	(2,409)	241	(5)
U.S. GSE residential collateralized mortgage obligations	77,705	(759)	224,932	(6,257)	319,197	(5,221)	15,627	(515)
U.S. GSE commercial mortgage-backed securities	2,345	(40)	—	—	2,573	(36)	—	—
U.S. GSE commercial collateralized mortgage obligations	452	(1)	48,264	(1,248)	48,901	(886)	6,292	(70)
Other asset backed securities	—	—	23,401	(849)	—	—	22,552	(1,697)
Corporate bonds	13,588	(412)	30,105	(1,895)	17,834	(1,166)	12,463	(537)
Total available for sale	236,848	(2,666)	481,253	(13,627)	671,551	(12,400)	57,415	(2,825)

Held to maturity:
State and municipal obligations	7,709	(57)	1,009	(7)	21,867	(130)	—	—
U.S. GSE residential mortgage-backed securities	1,359	(16)	9,804	(245)	13,156	(287)	—	—
U.S. GSE residential collateralized mortgage obligations	21,329	(94)	21,112	(572)	31,297	(455)	3,873	(97)
U.S. GSE commercial mortgage-backed securities	8,789	(121)	8,303	(317)	12,860	(286)	5,877	(223)
U.S. GSE commercial collateralized mortgage obligations	10,341	(116)	20,290	(729)	22,666	(372)	3,790	(201)
Total held to maturity	$49,527	$(404)	$60,518	$(1,870)	$101,846	$(1,530)	$13,540	$(521)

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

At December 31, 2017, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds, which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aaa Moody’s rating during the time the Bank has owned them.  The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

Page -50-

The following table sets forth the estimated fair value, amortized cost and contractual maturities of the securities portfolio at December 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017
	Within		After One but		After Five but		After
	One Year		Within Five Years		Within Ten Years		Ten Years		Total
	Estimated		Estimated		Estimated		Estimated		Estimated
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
(In thousands)	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Available for sale:

U.S. GSE securities	$—	$—	$37,271	$37,994	$19,543	$20,000	$—	$—	$56,814	$57,994
State and municipal obligations	9,588	9,600	45,196	45,683	31,809	31,884	429	415	87,022	87,582
U.S. GSE residential mortgage-backed securities	—	—	—	—	25,203	25,482	161,698	164,223	186,901	189,705
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	5,468	5,543	301,922	308,847	307,390	314,390
U.S. GSE commercial mortgage-backed securities	—	—	5,979	6,017	—	—	—	—	5,979	6,017
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	48,716	49,965	48,716	49,965
Other asset backed securities	—	—	—	—	—	—	23,401	24,250	23,401	24,250
Corporate bonds	—	—	—	—	43,693	46,000	—	—	43,693	46,000
Total available for sale	9,588	9,600	88,446	89,694	125,716	128,909	536,166	547,700	759,916	775,903

Held to maturity:

State and municipal obligations	3,766	3,774	17,610	17,430	38,599	37,882	1,695	1,676	61,670	60,762
U.S. GSE residential mortgage-backed securities	—	—	—	—	5,011	5,103	6,152	6,321	11,163	11,424
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	6,769	6,795	47,059	47,455	53,828	54,250
U.S. GSE commercial mortgage-backed securities	—	—	9,373	9,311	4,916	5,022	8,303	8,620	22,592	22,953
U.S. GSE commercial collateralized mortgage obligations	—	—	3,851	4,030	—	—	26,781	27,447	30,632	31,477
Total held to maturity	3,766	3,774	30,834	30,771	55,295	54,802	89,990	91,519	179,885	180,866
Total securities	$13,354	$13,374	$119,280	$120,465	$181,011	$183,711	$626,156	$639,219	$939,801	$956,769

Sales and Calls of Securities

There were $52.4 million of proceeds on sales of available for sale securities with gross gains of approximately $0.3 million and gross losses of approximately $0.3 million realized in 2017. There were $264.4 million of proceeds on sales of available for sale securities with gross gains of approximately $1.6 million and gross losses of approximately $1.2 million realized in 2016. There were $75.8 million of proceeds on sales of available for sale securities with gross gains of approximately $0.5 million and gross losses of approximately $0.5 million realized in 2015.

Pledged Securities

Securities having a fair value of $513.5 million and $570.1 million at December 31, 2017 and 2016, respectively, were pledged to secure public deposits and FHLB and FRB overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the years ended December 31, 2017 and 2016.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $35.3 million and $34.7 million in FHLB, ACBB and FRB stock at December 31, 2017 and 2016, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

Page -51-

As of December 31, 2017 and 2016, there was no issuer, other than the U.S. Government and its sponsored entities, where the Bank had invested holdings that exceeded 10% of consolidated stockholders’ equity.

3. FAIR VALUE

FASB ASC No. 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
		Fair Value Measurements Using:
(In thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$56,814		$56,814
State and municipal obligations	87,022		87,022
U.S. GSE residential mortgage-backed securities	186,901		186,901
U.S. GSE residential collateralized mortgage obligations	307,390		307,390
U.S. GSE commercial mortgage-backed securities	5,979		5,979
U.S. GSE commercial collateralized mortgage obligations	48,716		48,716
Other asset backed securities	23,401		23,401
Corporate bonds	43,693		43,693
Total available for sale securities	$759,916		$759,916
Derivatives	$4,546		$4,546

Financial liabilities:
Derivatives	$1,823		$1,823

Page -52-

	December 31, 2016
		Fair Value Measurements Using:
(In thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$63,649		$63,649
State and municipal obligations	116,165		116,165
U.S. GSE residential mortgage-backed securities	158,048		158,048
U.S. GSE residential collateralized mortgage obligations	367,511		367,511
U.S. GSE commercial mortgage-backed securities	6,307		6,307
U.S. GSE commercial collateralized mortgage obligations	55,192		55,192
Other asset backed securities	22,553		22,553
Corporate bonds	30,297		30,297
Total available for sale securities	$819,722		$819,722
Derivatives	$2,510		$2,510

Financial liabilities:
Derivatives	$1,670		$1,670

Page -53-

The following tables summarize assets measured at fair value on a non-recurring basis:

December 31, 2017
Fair Value Measurements Using:
(In thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$—			$—

	December 31, 2016
		Fair Value Measurements Using:
(In thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$64			$64

Impaired loans with an allocated allowance for loan losses at December 31, 2017 had a carrying amount of zero, which is made up of the outstanding balance of $1.7 million, net of a valuation allowance of $1.7 million. This resulted in an additional provision for loan losses of $1.7 million that is included in the amount reported on the Consolidated Statements of Income. Impaired loans with an allocated allowance for loan losses at December 31, 2016 had a carrying amount of $64 thousand, which is made up of the outstanding balance of $65 thousand, net of a valuation allowance of $1 thousand. This resulted in an additional provision for loan losses of $1 thousand that is included in the amount reported on the Consolidated Statements of Income. There was no other real estate owned at December 31, 2017 and 2016.

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

Page -54-

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

Junior Subordinated Debentures: The estimated fair value is based on estimates using market data for similarly risk weighted items and takes into consideration the convertible features of the debentures into Company common stock, which is an unobservable input resulting in a Level 3 classification.

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value resulting in a Level 1, 2 or 3 classification consistent with the underlying asset or liability the interest is associated with.

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2017 and 2016.

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

Page -55-

The following tables summarize the estimated fair values and recorded carrying amounts of the Company’s financial instruments at December 31, 2017 and 2016:

	December 31, 2017
		Fair Value Measurement Using:
(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and due from banks	$76,614	$76,614	$—	$—	$76,614
Interest bearing deposits with banks	18,133	18,133	—	—	18,133
Securities available for sale	759,916	—	759,916	—	759,916
Securities restricted	35,349	n/a	n/a	n/a	n/a
Securities held to maturity	180,866	—	179,885	—	179,885
Loans, net	3,071,045	—	—	3,010,023	3,010,023
Derivatives	4,546	—	4,546	—	4,546
Accrued interest receivable	11,652	—	3,211	8,441	11,652

Financial liabilities:
Certificates of deposit	222,364	—	220,775	—	220,775
Demand and other deposits	3,112,179	3,112,179	—	—	3,112,179
Federal funds purchased	50,000	50,000	—	—	50,000
Federal Home Loan Bank advances	501,374	185,000	313,558	—	498,558
Repurchase agreements	877	—	877	—	877
Subordinated debentures	78,641	—	77,933	—	77,933
Derivatives	1,823	—	1,823	—	1,823
Accrued interest payable	1,574	—	462	1,112	1,574

	December 31, 2016
		Fair Value Measurement Using:
(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and due from banks	$102,280	$102,280	$—	$—	$102,280
Interest bearing deposits with banks	11,558	11,558	—	—	11,558
Securities available for sale	819,722	—	819,722	—	819,722
Securities restricted	34,743	n/a	n/a	n/a	n/a
Securities held to maturity	223,237	—	222,878	—	222,878
Loans, net	2,574,536	—	—	2,542,395	2,542,395
Derivatives	2,510	—	2,510	—	2,510
Accrued interest receivable	10,233	—	3,480	6,753	10,233

Financial liabilities:
Certificates of deposit	206,732	—	206,026	—	206,026
Demand and other deposits	2,719,277	2,719,277	—	—	2,719,277
Federal funds purchased	100,000	100,000	—	—	100,000
Federal Home Loan Bank advances	496,684	175,000	321,249	—	496,249
Repurchase agreements	674	—	674	—	674
Subordinated debentures	78,502	—	78,303	—	78,303
Junior subordinated debentures	15,244	—	—	15,258	15,258
Derivatives	1,670	—	1,670	—	1,670
Accrued interest payable	1,849	—	403	1,446	1,849

Page -56-

4. LOANS

The following table sets forth the major classifications of loans:

	December 31,
(In thousands)	2017	2016
Commercial real estate mortgage loans	$1,293,906	$1,091,752
Multi-family mortgage loans	595,280	518,146
Residential real estate mortgage loans	464,264	364,884
Commercial, industrial and agricultural loans	616,003	524,450
Real estate construction and land loans	107,759	80,605
Installment/consumer loans	21,041	16,368
Total loans	3,098,253	2,596,205
Net deferred loan costs and fees	4,499	4,235
Total loans held for investment	3,102,752	2,600,440
Allowance for loan losses	(31,707)	(25,904)
Loans, net	$3,071,045	$2,574,536

In June 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $359.4 million and $464.2 million of acquired CNB loans remaining as of December 31, 2017 and 2016, respectively.

In February 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $15.4 million and $26.5 million of acquired FNBNY loans remaining as of December 31, 2017 and 2016, respectively.

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

Page -57-

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

The following tables represent loans categorized by class and internally assigned risk grades:

	December 31, 2017
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$451,264	$1,796	$19,589	$—	$472,649
Non-owner occupied	808,612	8,056	4,589	—	821,257
Multi-family	595,280	—	—	—	595,280
Residential real estate:
Residential mortgage	393,029	4,854	290	—	398,173
Home equity	64,601	698	792	—	66,091
Commercial and industrial:
Secured	86,116	12,637	13,560	—	112,313
Unsecured	485,598	14,553	3,539	—	503,690
Real estate construction and land loans	107,440	—	319	—	107,759
Installment/consumer loans	21,020	16	5	—	21,041
Total loans	$3,012,960	$42,610	$42,683	$—	$3,098,253

Page -58-

At December 31, 2017 there were $0.4 million and $1.6 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.3 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

	December 31, 2016
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$404,584	$18,909	$722	$—	$424,215
Non-owner occupied	643,426	20,035	4,076	—	667,537
Multi-family	518,146	—	—	—	518,146
Residential real estate:
Residential mortgage	299,297	82	370	—	299,749
Home equity	64,195	563	377	—	65,135
Commercial and industrial:
Secured	75,837	31,143	2,254	—	109,234
Unsecured	409,879	2,493	2,844	—	415,216
Real estate construction and land loans	80,272	—	333	—	80,605
Installment/consumer loans	16,268	—	100	—	16,368
Total loans	$2,511,904	$73,225	$11,076	$—	$2,596,205

At December 31, 2016 there were $0.01 million and $1.5 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.2 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

Past Due and Nonaccrual Loans

The following tables represent the aging of the recorded investment in past due loans as of December 31, 2017 and 2016 by class of loans, as defined by FASB ASC 310-10:

	December 31, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$284	$—	$175	$2,205	$2,664	$469,985	$472,649
Non-owner occupied	—	—	1,163	—	1,163	820,094	821,257
Multi-family	—	—	—	—	—	595,280	595,280
Residential real estate:
Residential mortgages	2,074	398	—	401	2,873	395,300	398,173
Home equity	329	—	271	161	761	65,330	66,091
Commercial and industrial:
Secured	113	41	225	570	949	111,364	112,313
Unsecured	18	35	—	3,618	3,671	500,019	503,690
Real estate construction and land loans	—	281	—	—	281	107,478	107,759
Installment/consumer loans	36	5	—	—	41	21,000	21,041
Total loans	$2,854	$760	$1,834	$6,955	$12,403	$3,085,850	$3,098,253

	December 31, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due And Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$222	$—	$467	$184	$873	$423,342	$424,215
Non-owner occupied	—	—	—	—	—	667,537	667,537
Multi-family	—	—	—	—	—	518,146	518,146
Residential real estate:
Residential mortgages	1,232	—	—	770	2,002	297,747	299,749
Home equity	532	—	238	265	1,035	64,100	65,135
Commercial and industrial:
Secured	27	—	204	—	231	109,003	109,234
Unsecured	115	—	118	22	255	414,961	415,216
Real estate construction and land loans	—	—	—	—	—	80,605	80,605
Installment/consumer loans	28	—	—	—	28	16,340	16,368
Total loans	$2,156	$—	$1,027	$1,241	$4,424	$2,591,781	$2,596,205

Page -59-

There were $2.4 million and $1.0 million of acquired loans that were 30-89 days past due at December 31, 2017 and 2016, respectively. All loans 90 days or more past due that are still accruing interest represent loans acquired from CNB, FNBNY and Hamptons State Bank (“HSB”) which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expects to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

At December 31, 2017 and 2016, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $22.5 million and $3.4 million, respectively. During the year ended December 31, 2017, the Bank modified certain commercial real estate mortgage loans as troubled debt restructurings (“TDRs”) totaling $7.8 million, which are classified as special mention, and certain taxi medallion loans totaling $6.8 million, which are classified as substandard, which, coupled with an increase in nonaccrual loans, caused the increase in impaired loans from December 31, 2016. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructurings (“TDRs”). For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

Page -60-

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at December 31, 2017, 2016 and 2015 for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017			Year Ended December 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$2,073	$2,073	$—	$173	$80
Non-owner occupied	9,089	9,089	—	7,001	400
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	100	100	—	8	—
Commercial and industrial:
Secured	7,368	8,013	—	2,633	211
Unsecured	2,154	2,408	—	592	36
Total with no related allowance recorded	20,784	21,683	—	10,407	727

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	—	—	—	—	—
Unsecured	1,708	3,235	1,708	142	174
Total with an allowance recorded	1,708	3,235	1,708	142	174

Total:
Commercial real estate:
Owner occupied	2,073	2,073	—	173	80
Non-owner occupied	9,089	9,089	—	7,001	400
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	100	100	—	8	—
Commercial and industrial:
Secured	7,368	8,013	—	2,633	211
Unsecured	3,862	5,643	1,708	734	210
Total	$22,492	$24,918	$1,708	$10,549	$901

Page -61-

	December 31, 2016			Year Ended December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$326	$538	$—	$176	$10
Non-owner occupied	1,213	1,213	—	614	75
Residential real estate:
Residential mortgages	520	558	—	276	—
Home equity	264	285	—	328	—
Commercial and industrial:
Secured	556	556	—	274	12
Unsecured	408	408	—	227	19
Total with no related allowance recorded	3,287	3,558	—	1,895	116

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	—	—	—	—	—
Unsecured	66	66	1	43	7
Total with an allowance recorded	66	66	1	43	7

Total:
Commercial real estate:
Owner occupied	326	538	—	176	10
Non-owner occupied	1,213	1,213	—	614	75
Residential real estate:
Residential mortgages	520	558	—	276	—
Home equity	264	285	—	328	—
Commercial and industrial:
Secured	556	556	—	274	12
Unsecured	474	474	1	270	26
Total	$3,353	$3,624	$1	$1,938	$123

Page -62-

	December 31, 2015			Year Ended December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$384	$564	$—	$412	$10
Non-owner occupied	927	928	—	938	62
Residential real estate:
Residential mortgages	62	73	—	66	—
Home equity	610	700	—	631	—
Commercial and industrial:
Secured	96	96	—	93	6
Unsecured	—	—	—	—	—
Total with no related allowance recorded	2,079	2,361	—	2,140	78

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	318	318	20	320	15
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	—	—	—	—	—
Unsecured	194	194	9	223	17
Total with an allowance recorded	512	512	29	543	32

Total:
Commercial real estate:
Owner occupied	384	564	—	412	10
Non-owner occupied	1,245	1,246	20	1,258	77
Residential real estate:
Residential mortgages	62	73	—	66	—
Home equity	610	700	—	631	—
Commercial and industrial:
Secured	96	96	—	93	6
Unsecured	194	194	9	223	17
Total	$2,591	$2,873	$29	$2,683	$110

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The Bank had no other real estate owned at December 31, 2017 and 2016.

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

Page -63-

The following table presents loans by class modified as troubled debt restructurings during the years indicated:

	Modifications During the Years Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner occupied	—	$—	$—	—	$—	$—	—	$—	$—
Non-owner occupied	2	7,764	7,764	—	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	1	252	252	—	—	—
Home equity	—	—	—	1	69	69	—	—	—
Commercial and industrial:
Secured	7	6,828	6,828	3	459	459	—	—	—
Unsecured	2	189	189	1	525	525	3	160	160
Installment/consumer loans	—	—	—	—	—	—	—	—	—
Total	11	$14,781	$14,781	6	$1,305	$1,305	3	$160	$160

The TDRs described above did not increase the allowance for loan losses during the years ended December 31, 2017, 2016 and 2015.

There were $0.4 million, $0.1 million and $0.7 million of charge-offs related to TDRs during the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017 there were two loans modified as TDRs for which there was a payment default within twelve months following the modification. There was one loan modified as a TDR during 2016 and no loans modified as TDRs during 2015 for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

At December 31, 2017 and 2016, the Company had $5 thousand and $0.3 million, respectively, of nonaccrual TDRs and $16.7 million and $2.4 million, respectively, of performing TDRs. The nonaccrual TDR at December 31, 2017 was unsecured. At December 31, 2016, total nonaccrual TDRs were secured with collateral that had an appraised value of $1.3 million. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the year ended December 31, 2017 that did not meet the definition of a TDR. These loans have a total recorded investment at December 31, 2017 of $52.5 million. These loans were to borrowers who were not experiencing financial difficulties.

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

Page -64-

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

At the acquisition date, the PCI loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million; expected cash flows of $28.4 million; and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At December 31, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $4.0 million and $2.4 million, respectively, with a remaining non-accretable difference of $0.7 million. At December 31, 2016, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $12.2 million and $7.0 million, respectively, with a remaining non-accretable difference of $1.3 million.

At the acquisition date, the PCI loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield. At December 31, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $7.6 million and $1.0 million, respectively, with a remaining non-accretable difference of $5.3 million. At December 31, 2016, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $12.2 million and $2.3 million, respectively, with a remaining non-accretable difference of $6.9 million.

The following table summarizes the activity in the accretable yield for the PCI loans:

	Year Ended December 31,
(In thousands)	2017	2016
Balance at beginning of period	$6,915	$7,113
Accretion	(5,221)	(4,924)
Reclassification from nonaccretable difference during the period	457	4,492
Other	-	234
Accretable discount at end of period	$2,151	$6,915

The allowance for loan losses was increased $0.1 million during the year ended December 31 2017 for those PCI loans disclosed above and a $0.1 million charge-off was recorded. The allowance for loan losses was not increased during the year ended December 31, 2016 for those PCI loans disclosed above and there were no charge-offs recorded.

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2017 and 2016.

The following table sets forth selected information about related party loans for the year ended December 31, 2017:

(In thousands)	Year Ended December 31, 2017
Balance at beginning of period	$22,116
New loans	1,645
Repayments	(2,619)
Balance at end of period	$21,142

Page -65-

5. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses in the Bank’s loan portfolio. Management evaluates the adequacy of the allowance quarterly. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310-10, and based on impairment method as of December 31, 2017 and 2016. The tables include loans acquired from CNB and FNBNY.

	December 31, 2017
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$1,708	$—	$—	$1,708
Collectively evaluated for impairment	11,048	4,521	2,438	11,130	740	122	29,999
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707

Loans:
Individually evaluated for impairment	$11,162	$—	$100	$11,230	$—	$—	$22,492
Collectively evaluated for impairment	1,281,837	593,645	463,575	604,329	107,759	21,041	3,072,186
Loans acquired with deteriorated credit quality	907	1,635	589	444	—	—	3,575
Total loans	$1,293,906	$595,280	$464,264	$616,003	$107,759	$21,041	$3,098,253

	December 31, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$1	$—	$—	$1
Collectively evaluated for impairment	9,225	6,264	1,495	7,836	955	128	25,903
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904

Loans:
Individually evaluated for impairment	$1,539	$—	$784	$1,030	$—	$—	$3,353
Collectively evaluated for impairment	1,088,332	514,853	363,230	519,686	80,605	16,368	2,583,074
Loans acquired with deteriorated credit quality	1,881	3,293	870	3,734	—	—	9,778
Total loans	$1,091,752	$518,146	$364,884	$524,450	$80,605	$16,368	$2,596,205

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Page -66-

The following tables represent the changes in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015, by portfolio segment, as defined under FASB ASC 310-10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	Year Ended December 31, 2017
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Beginning balance	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904
Charge-offs	—	—	—	(8,245)	—	(49)	(8,294)
Recoveries	—	—	28	16	—	3	47
Provision	1,823	(1,743)	915	13,230	(215)	40	14,050
Ending balance	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707

	Year Ended December 31, 2016
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Beginning balance	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744
Charge-offs	—	—	(56)	(930)	—	(1)	(987)
Recoveries	109	—	96	386	—	6	597
Provision	1,266	2,056	(660)	2,976	(75)	(13)	5,550
Ending balance	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904

	Year Ended December 31, 2015
(In thousands)	Commercial Real Estate Mortgage Loans	Multi-family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Beginning balance	$6,994	$2,670	$2,208	$4,526	$1,104	$135	$17,637
Charge-offs	(50)	—	(249)	(827)	—	(2)	(1,128)
Recoveries	—	—	79	149	—	7	235
Provision	906	1,538	77	1,557	(74)	(4)	4,000
Ending balance	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744

Page -67-

6. PREMISES AND EQUIPMENT, NET

The following table details the components of premises and equipment:

	December 31,
(In thousands)	2017	2016
Land	$7,980	$7,951
Building and improvements	15,368	15,272
Furniture, fixtures and equipment	21,464	20,295
Leasehold improvements	12,271	13,562
	57,083	57,080
Accumulated depreciation and amortization	(23,578)	(21,817)
Total premises and equipment, net	$33,505	$35,263

Depreciation and amortization amounted to $3.8 million, $3.5 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company tested goodwill for impairment during the fourth quarter of 2017. The Company has one reporting unit, Bridge Bancorp. Inc., and evaluated goodwill at that reporting unit level. The Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value and no further testing was required. The results of this assessment indicated that goodwill was not impaired.

Goodwill

The following table reflects the changes in goodwill:

	Year Ended December 31,
(In thousands)	2017	2016
Balance at beginning of period	$105,950	$98,445
Measurement period adjustments(1)	—	7,505
Balance at end of period	$105,950	$105,950

(1)	See Note 22 for details on the measurement period adjustments.

Acquired Intangible Assets

The following table reflects acquired intangible assets:

	December 31,
	2017		2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$7,211	$3,409	$7,211	$2,362
Intangible assets not subject to amortization:
Trademark	255	—	—	—
Total intangible assets	$7,466	$3,409	$7,211	$2,362

Page -68-

Aggregate amortization expense for intangible assets with finite lives for the years ended December 31, 2017, 2016, and 2015 was $1.0 million, $2.6 million, and $1.4 million, respectively.

In the year ended December 31, 2017, the Company acquired a trademark of $255 thousand related to the Bank’s name change to BNB Bank.

The following table reflects estimated amortization expense for each of the next five years and thereafter:

(In thousands)	Total
2018	$917
2019	787
2020	656
2021	531
2022	413
Thereafter	498
Total	$3,802

8. DEPOSITS

Time Deposits

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2017:

(In thousands)	Total
2018	$125,578
2019	37,865
2020	11,721
2021	42,903
2022	3,564
Thereafter	733
Total	$222,364

The deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2017 and 2016 were $93.0 million and $65.4 million, respectively. Deposits from principal officers, directors and their affiliates at December 31, 2017 and 2016 were approximately $23.2 million and $13.9 million, respectively.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $0.9 million at December 31, 2017 and $0.7 million at December 31, 2016. The repurchase agreements were collateralized by investment securities, of which 52% were U.S. GSE residential collateralized mortgage obligations and 48% were U.S. GSE residential mortgage-backed securities with a carrying amount of $1.8 million at December 31, 2017 and 49% were U.S. GSE residential collateralized mortgage obligations and 51% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.3 million at December 31, 2016.

Securities sold under agreements to repurchase are financing arrangements with $0.9 million maturing during the first quarter of 2018. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company’s policies, eligible counterparties are defined and monitored to minimize exposure.

The following table summarizes information concerning securities sold under agreements to repurchase:

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Average daily balance during the year	$867	$45,630
Average interest rate during the year	0.05%	0.85%
Maximum month-end balance during the year	$1,300	$51,197
Weighted average interest rate at year-end	0.05%	0.83%

Page -69-

10. FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes information concerning FHLB advances:

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Average daily balance during the year	$401,258	$275,592
Average interest rate during the year	1.52%	1.09%
Maximum month-end balance during the year	$563,974	$496,684
Weighted average interest rate at year-end	1.57%	0.80%

The following tables set forth the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2019.

(Dollars in thousands)	December 31, 2017
Contractual Maturity	Amount	Weighted Average Rate
Overnight	$185,000	1.53%

2018	315,083	1.59
2019	1,291	0.94
	316,374	1.59
Total FHLB advances	$501,374	1.57%

(Dollars in thousands)	December 31, 2016
Contractual Maturity	Amount	Weighted Average Rate
Overnight	$175,000	0.74%

2017	294,113	0.82
2018	25,431	1.05
2019	2,140	1.04
	321,684	0.84
Total FHLB advances	$496,684	0.80%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.2 billion and $923.9 million of residential and commercial mortgage loans under a blanket lien arrangement at December 31, 2017 and 2016, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.3 billion at December 31, 2017.

11. BORROWED FUNDS

Subordinated Debentures

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.6 million at December 31, 2017 and $78.5 million at December 31, 2016.

The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Page -70-

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

On December 15, 2016, the Company notified holders of the $15.8 million in outstanding TPS of the full redemption of the TPS on January 18, 2017. The redemption price equaled the liquidation amount, plus accrued but unpaid interest until but not including the redemption date. TPS not converted into shares of the Company’s common stock on or prior to January 17, 2017 were redeemed as of January 18, 2017. 15,450 shares of TPS with a liquidation amount of $15.5 million were converted into 532,740 shares of the Company’s common stock, which includes 100 shares of TPS with a liquidation amount of $100,000, which were converted into 3,448 shares of the Company’s common stock on December 28, 2016. The remaining 350 shares of TPS with a liquidation amount of $350,000 were redeemed on January 18, 2017. The Trust was cancelled effective April 24, 2017.

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

Interest rate swaps with notional amounts totaling $290.0 million and $175.0 million as of December 31, 2017 and 2016, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31, 2017 and 2016:

	December 31,
(Dollars in thousands)	2017	2016
Notional amounts	$290,000	$175,000
Weighted average pay rates	1.78%	1.61%
Weighted average receive rates	1.61%	0.95%
Weighted average maturity	2.64 years	2.98 years

Interest expense recorded on these swap transactions totaled $1.4 million, $0.9 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively, and is reported as a component of interest expense on FHLB Advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the year ended December 31, 2017, the Company had $1.4 million of reclassifications to interest expense. During the next twelve months, the Company estimates that $0.2 million will be reclassified as a decrease in interest expense.

Page -71-

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31, 2017, 2016 and 2015:

(In thousands) Interest rate contracts	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of loss reclassified from OCI to interest expense	Amount of loss recognized in other non- interest income (Ineffective Portion)
Year ended December 31, 2017	$463	$(1,419)	$—
Year ended December 31, 2016	$1,191	$(944)	$—
Year ended December 31, 2015	$(1,008)	$(657)	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets at the dates indicated:

	December 31,
	2017			2016
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$290,000	$3,133	$(410)	$175,000	$1,994	$(1,153)

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

The following table presents summary information about the interest rate swaps at December 31, 2017 and 2016:

	December 31,
(Dollars in thousands)	2017	2016
Notional amounts	$147,967	$62,472
Weighted average pay rates	3.96%	3.50%
Weighted average receive rates	3.96%	3.50%
Weighted average maturity	12.37 years	13.97 years
Fair value of combined interest rate swaps	$—	$—

Credit-Risk-Related Contingent Features

As of December 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.3 million and the termination value of derivatives in a net asset position was $2.0 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At December 31, 2017, the Company did not post collateral to its counterparty under the agreements in a net liability position and received collateral of $2.1 million from its counterparty under the agreements in a net asset position. If the Company had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Page -72-

13. INCOME TAXES

The following table details the components of income tax expense:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current:
Federal	$8,762	$14,730	$8,248
State	937	780	1,230
Total current	9,699	15,510	9,478
Deferred:
Federal	10,251	2,388	1,457
State	(1,004)	897	(157)
Total deferred	9,247	3,285	1,300
Total income tax expense	$18,946	$18,795	$10,778

The following table is a reconciliation of the expected federal income tax expense at the statutory tax rate to the actual provision:

	Year Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$13,820	35%	$19,000	35%	$11,161	35%
Tax exempt income	(1,808)	(5)	(1,661)	(3)	(1,356)	(4)
State taxes, net of federal income tax benefit	725	2	1,090	2	1,087	3
Deferred tax asset remeasurement (1)	7,572	19	-	-	-	-
Other	(1,363)	(3)	366	1	(114)	-
Income tax expense	$18,946	48%	$18,795	35%	$10,778	34%

(1)	2017 amount includes a charge to write-down deferred tax assets due to the enactment of the Tax Act of $7.6 million.

The following table summarizes the composition of deferred tax assets and liabilities:

	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses and off-balance sheet credit exposure	$9,906	$11,401
Net unrealized losses on securities	4,650	6,019
Compensation and related benefit obligations	2,508	2,226
Purchase accounting fair value adjustments	7,576	14,376
Net change in pension and other post-retirement benefits plans	2,279	3,249
Net operating loss carryforward	1,997	2,470
Other	1,119	756
Total deferred tax assets	30,035	40,497

Deferred tax liabilities:
Pension and SERP expense	(3,915)	(4,715)
Depreciation	(808)	(1,537)
REIT undistributed net income	(2,146)	(86)
Net deferred loan costs and fees	(1,406)	(1,844)
Net gain on cash flow hedges	(792)	(341)
State and local taxes	(1,255)	(1,862)
Other	(221)	(179)
Total deferred tax liabilities	(10,543)	(10,564)
Net deferred tax asset	$19,492	$29,933

Page -73-

On December 22, 2017, the President signed the Tax Act, resulting in significant changes to existing tax law, including a lower federal statutory tax rate of 21%. The Tax Act was generally effective as of January 1, 2018. In the fourth quarter of 2017, the Company recorded a charge of $7.6 million, which consisted primarily of the deferred tax asset remeasurement from the previous 35% federal statutory rate to the new 21% federal statutory tax rate.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides a measurement period of up to one year from the enactment date to refine and complete the accounting. The Company has completed its accounting for the effects of the Tax Act, and has made reasonable estimates of the effect of the change in federal statutory tax rate and remeasurement of deferred tax assets based on the rate at which they are expected to reverse in the future.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State and City of New York and the State of New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2014. There are no unrecorded tax benefits, and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

In connection with the acquisition of FNBNY, the Company acquired a federal net operating loss (“NOL”) carryforward subject to Internal Revenue Code Section 382. The Company recorded a deferred tax asset that it expects to realize within the carryforward period. At December 31, 2017, the remaining federal NOL carryforward was $3.5 million. In connection with the CNB and FNBNY acquisitions, the Company acquired New York State and New York City NOL carryforwards. The Company recorded a deferred tax asset that it expects to realize within the carryforward period. At December 31, 2017, the remaining New York State and New York City NOL carryforwards were $18.0 million and $8.8 million, respectively.

14. PENSION AND OTHER POSTRETIREMENT PLANS

Pension Plan and Supplemental Executive Retirement Plan

The Bank maintains a noncontributory pension plan (the “Plan”) covering all eligible employees. The Bank uses a December 31 measurement date for this plan in accordance with FASB ASC 715-30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension”. During 2012, the Company amended the pension plan revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered employees. Additionally, new employees hired on or after October 1, 2012 are not eligible for the pension plan.

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

The following table provides information about changes in obligations and plan assets of the defined benefit pension plan and the defined benefit plan component of the SERP:

	Pension Benefits		SERP Benefits
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$20,844	$18,515	$3,004	$2,555
Service cost	1,129	1,153	212	176
Interest cost	750	794	105	105
Benefits paid and expected expenses	(285)	(279)	(112)	(112)
Assumption changes and other	2,321	661	710	280
Benefit obligation at end of year	$24,759	$20,844	$3,919	$3,004

Change in plan assets:
Fair value of plan assets at beginning of year	$27,914	$24,562	$—	$—
Actual return on plan assets	4,859	1,416	—	—
Employer contribution	2,207	2,215	112	112
Benefits paid and actual expenses	(285)	(279)	(112)	(112)
Fair value of plan assets at end of year	$34,695	$27,914	$—	$—

Funded status at end of year	$9,936	$7,070	$(3,919)	$(3,004)

Page -74-

The following table presents amounts recognized in accumulated other comprehensive income at December 31:

	Pension Benefits		SERP Benefits
	December 31,		December 31,
(In thousands)	2017	2016	2017	2016
Net actuarial loss	$6,987	$7,874	$1,459	$800
Prior service cost	(639)	(715)	—	—
Transition obligation	—	—	5	32
Net amount recognized	$6,348	$7,159	$1,464	$832

The accumulated benefit obligation was $23.1 million for the pension plan and $2.5 million for the SERP as of December 31, 2017. As of December 31, 2016, the accumulated benefit obligation was $19.4 million for the pension plan and $2.2 million for the SERP.

The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	Pension Benefits			SERP Benefits
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$1,129	$1,153	$1,134	$212	$176	$168
Interest cost	750	794	706	105	105	91
Expected return on plan assets	(2,129)	(1,927)	(1,838)	—	—	—
Amortization of net loss	479	406	376	51	27	32
Amortization of prior service credit	(77)	(77)	(77)	—	—	—
Amortization of transition obligation	—	—	—	27	28	28
Net periodic benefit cost	$152	$349	$301	$395	$336	$319

Net loss (gain)	$(409)	$1,172	$(123)	$710	$280	$(48)
Amortization of net loss	(479)	(406)	(376)	(51)	(27)	(32)
Amortization of prior service credit	77	77	77	—	—	—
Amortization of transition obligation	—	—	—	(27)	(28)	(27)
Total recognized in other comprehensive income	$(811)	$843	$(422)	$632	$225	$(107)

The estimated net loss and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $330 thousand and $77 thousand, respectively. The estimated net loss and transition obligation for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $121 thousand and $5 thousand, respectively.

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

	Pension Benefits			SERP Benefits
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.52%	4.05%	4.30%	3.50%	4.01%	4.20%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.05%	4.30%	3.90%	4.01%	4.20%	3.80%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Expected long-term rate of return	7.25	7.50	7.50	—	—	—

Page -75-

Plan Assets

The Plan seeks to provide retirement benefits to the employees of the Bank who are entitled to receive benefits under the Plan. The Plan assets are overseen by a committee comprised of management, who meet semi-annually, and sets the investment policy guidelines.

The Plan’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. Cash equivalents consist primarily of short-term investment funds. Equity securities primarily include investments in common stock, mutual funds, depository receipts and exchange traded funds. Fixed income securities include corporate bonds, government issues, mortgage backed securities, high yield securities and mutual funds.

The weighted average expected long-term rate-of-return is estimated based on current trends in Plan assets as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds from 1926 to 2015 representing cumulative returns of approximately 10% and 5%, respectively. These returns were considered along with the target allocations of asset categories.

The following table indicates the target allocations for Plan assets:

	Target Allocation	Percentage of Plan Assets At December 31,		Weighted-Average Expected Long- term Rate of
Asset Category	2018	2017	2016	Return
Cash Equivalents	0 – 5%	8.1%	3.0%	—
Equity Securities	45 - 65%	58.7%	64.0%	10.0%
Fixed income securities	35 - 55%	33.2%	33.0%	5.0%
Total		100.0%	100.0%

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

Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels are described in Note 3.

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

Page -76-

In accordance with FASB ASC 715-20, the following table represents the Plan’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017:
		Fair Value Measurements Using:
(Dollars in thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$—	$—	$—
Short term investment funds	2,821	—	2,821
Total cash and cash equivalents	2,821	—	2,821
Equities:
U.S. large cap	9,587	9,587	—
U.S. mid cap/small cap	3,131	3,131	—
International	7,283	7,283	—
Equities blend	367	367	—
Total equities	20,368	20,368	—
Fixed income securities:
Government issues	1,634	1,507	127
Corporate bonds	2,837	—	2,837
Mortgage backed	1,007	—	1,007
High yield bonds and bond funds	6,028	—	6,028
Total fixed income securities	11,506	1,507	9,999
Total plan assets	$34,695	$21,875	$12,820

	December 31, 2016
		Fair Value Measurements Using:
(Dollars in thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$—	$—	$—
Short term investment funds	822	—	822
Total cash and cash equivalents	822	—	822
Equities:
U.S. large cap	8,950	8,950	—
U.S. mid cap/small cap	3,038	3,038	—
International	5,770	5,770	—
Equities blend	124	124	—
Total equities	17,882	17,882	—
Fixed income securities:
Government issues	1,948	1,706	242
Corporate bonds	1,795	—	1,795
Mortgage backed	960	—	960
High yield bonds and bond funds	4,507	—	4,507
Total fixed income securities	9,210	1,706	7,504
Total plan assets	$27,914	$19,588	$8,326

The Company has no minimum required pension contribution due to the overfunded status of the plan.

Page -77-

Estimated Future Payments

The following table summarizes benefits expected to be paid under the pension plan and SERP as of December 31, 2017, which reflect expected future service:

Pension and SERP Payments
Year	(in thousands)
2018	$667
2019	743
2020	915
2021	1,030
2022	1,113
2023-2027	7,256

401(k) Plan

The Company provides a 401(k) plan, which covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $18,000 for the calendar year ended December 31, 2017. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2017, 2016 and 2015 the Bank made cash contributions of $1.0 million, $786 thousand, and $623 thousand, respectively. The 401(k) plan also includes a discretionary profit-sharing component. The Company made discretionary profit sharing contributions of $550 thousand in 2017, $424 thousand in 2016 and $276 thousand in 2015.

15. STOCK BASED COMPENSATION PLANS

Equity Incentive Plan

The Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (the “2012 Equity Incentive Plan”) provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The plan superseded the Bridge Bancorp, Inc. 2006 Equity Incentive Plan. The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2012 Equity Incentive Plan is 525,000 plus 278,385 shares that were remaining under the 2006 Equity Incentive Plan. Of the total 803,385 shares of common stock approved for issuance under the 2012 Equity Incentive Plan, 411,748 shares remain available for issuance at December 31, 2017, including shares that may be granted in the form of restricted stock awards or restricted stock units.

The Compensation Committee of the Board of Directors determines awards under the 2012 Equity Incentive Plan. The Company accounts for the 2012 Equity Incentive Plan under FASB ASC No. 718.

Stock Options

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. No new grants of stock options were awarded during the years ended December 31, 2017, 2016 and 2015 and there was no compensation expense attributable to stock options for the years ended December 31, 2017, 2016 and 2015 because all stock options were vested. There were no stock options outstanding as of December 31, 2017 and 2016.

The following table summarizes stock option exercise activity:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Intrinsic value of options exercised	$—	$115	$52
Cash received from options exercised	—	62	80
Tax benefit realized from option exercised	—	—	—

Page -78-

Restricted Stock Awards

The following table summarizes the unvested restricted stock activity for the year ended December 31, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2017	301,991	$24.59
Granted	71,781	$35.61
Vested	(47,867)	$23.62
Forfeited	(8,213)	$27.07
Unvested, December 31, 2017	317,692	$27.16

During the year ended December 31, 2017, restricted stock awards of 71,781 shares were granted. Of the 71,781 shares granted, 31,860 shares vest over seven years with a third vesting after years five, six and seven, 25,396 shares vest over five years with a third vesting after years three, four and five, 11,070 shares vest ratably over three years and 3,455 shares vest ratably over nine months. During the year ended December 31, 2016, the Company granted restricted stock awards of 69,309 shares. Of the 69,309 shares granted, 36,000 shares vest over seven years with a third vesting after years five, six and seven, 27,709 shares vest over five years with a third vesting after years three, four and five, and 5,600 shares vest ratably over three years. During the year ended December 31, 2015, the Company granted restricted stock awards of 71,187 shares. Of the 71,187 shares granted, 30,625 shares vest over seven years with a third vesting after years five, six and seven, 24,812 shares vest over five years with a third vesting after years three, four and five, 10,550 shares vest ratably over five years, 4,000 shares vest ratably over three years and 1,200 shares vest ratably over two years. Compensation expense attributable to these awards was $1.7 million, $1.5 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015, was $1.1 million, $935 thousand and $732 thousand, respectively. As of December 31, 2017, there was $5.0 million of total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2012 Equity Incentive Plan and the 2006 Equity Incentive Plan. The cost is expected to be recognized over a weighted-average period of 3.92 years.

Restricted Stock Units

Effective in 2015, the Board revised the design of the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers to include performance-based awards. The LTI Plan includes 60% performance vested awards based on three-year relative Total Shareholder Return to the proxy peer group and 40% time vested awards. The awards are in the form of restricted stock units which cliff vest after five years and require an additional two year holding period before being delivered in shares of common stock. The Company recorded expense of $309 thousand, $193 thousand and $81 thousand in connection with these awards for the years ended December 31, 2017, 2016 and 2015, respectively.

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of restricted stock units. In addition, directors receive a non-election retainer in the form of restricted stock units. These restricted stock units vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $530 thousand, $493 thousand and $342 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

16. EARNINGS PER SHARE

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

Page -79-

The following table presents the computation of EPS for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Net income	$20,539	$35,491	$21,111
Dividends paid on and earnings allocated to participating securities	(415)	(732)	(451)
Income attributable to common stock	$20,124	$34,759	$20,660

Weighted average common shares outstanding, including participating securities	19,759	17,670	14,792
Weighted average participating securities	(404)	(366)	(319)
Weighted average common shares outstanding	19,355	17,304	14,473
Basic earnings per common share	$1.04	$2.01	$1.43

Income attributable to common stock	$20,124	$34,759	$20,660
Impact of assumed conversions - interest on 8.5% trust preferred securities	—	878	—
Income attributable to common stock including assumed conversions	$20,124	$35,637	$20,660

Weighted average common shares outstanding	19,355	17,304	14,473
Incremental shares from assumed conversions of options and restricted stock units	24	13	4
Incremental shares from assumed conversions of 8.5% trust preferred securities	—	534	—
Weighted average common and equivalent shares outstanding	19,379	17,851	14,477
Diluted earnings per common share	$1.04	$2.00	$1.43

There were no stock options outstanding for the year ended December 31, 2017. There were no stock options that were antidilutive at December 31, 2016 and 2015. The assumed conversion of the TPS was antidilutive for the years ended December 31, 2017 and 2015, and therefore was not included in the computation of diluted earnings per share during those years. The assumed conversion of the TPS was dilutive for the year ended December 31, 2016, and therefore was included in the computation of diluted earnings per share during that year.

17. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

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

Leases

At December 31, 2017, the Company was obligated to make minimum annual rental payments under non-cancelable operating leases for its premises. Projected minimum rental payments under existing leases are as follows:

Amount
Year	(In thousands)
2018	$6,473
2019	6,089
2020	5,609
2021	5,386
2022	4,842
Thereafter	18,923
Total	$47,322

Certain leases contain rent escalation clauses, which are reflected in the amounts, listed above. In addition, certain leases provide for additional payments based on real estate taxes, interest and other charges. Certain leases contain renewal options, which are not reflected in the table. Rent expense under operating leases for the years ended December 31, 2017, 2016 and 2015 totaled $7.3 million, $6.8 million, and $5.3 million, respectively, net of subleases.

Page -80-

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

The following represents commitments outstanding:

	December 31,
(In thousands)	2017	2016
Standby letters of credit	$26,913	$21,507
Loan commitments outstanding (1)	124,284	66,779
Unused lines of credit	576,698	466,271
Total commitments outstanding	$727,895	$554,557

(1)	Of the $124.3 million of loan commitments outstanding at December 31, 2017, $36.8 million are fixed rate commitments and $87.5 million are variable rate commitments. Of the $66.8 million of loan commitments outstanding at December 31, 2016, $21.2 million are fixed rate commitments and $45.6 million are variable rate commitments.

Litigation

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Other

During 2017, the Bank was required to maintain certain cash balances with the FRB for reserve and clearing requirements. The required cash balance at December 31, 2017 was $3.9 million. During 2017, the Bank invested overnight with the FRB and the average balance maintained during 2017 was $22.4 million.

During 2017, the Bank maintained an overnight line of credit with the FHLB. The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2017, the Bank had aggregate lines of credit of $369.5 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $349.5 million is available on an unsecured basis. As of December 31, 2017, the Bank had $50.0 million of such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2017, there was up to $1.3 billion available for transactions under this agreement, assuming availability of required collateral.

18. REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at December 31, 2017 and 2016.

Page -81-

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

As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at December 31, 2017 and 2016:

	December 31, 2017
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$336,393	10.0%	$152,011	4.5%	$194,237	5.75%	n/a	n/a
Bank	408,089	12.1	152,002	4.5	194,224	5.75	$219,558	6.5%
Total capital to risk weighted assets:
Consolidated	448,376	13.3	270,242	8.0	312,468	9.25	n/a	n/a
Bank	440,072	13.0	270,225	8.0	312,448	9.25	337,781	10.0
Tier 1 capital to risk weighted assets:
Consolidated	336,393	10.0	202,682	6.0	244,907	7.25	n/a	n/a
Bank	408,089	12.1	202,669	6.0	244,892	7.25	270,225	8.0
Tier 1 capital to average assets:
Consolidated	336,393	7.9	170,440	4.0	n/a	n/a	n/a	n/a
Bank	408,089	9.6	170,441	4.0	n/a	n/a	213,051	5.0

	December 31, 2016
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$312,731	10.8%	$130,065	4.5%	$148,129	5.125%	n/a	n/a
Bank	378,352	13.1	130,054	4.5	148,117	5.125	$187,856	6.5%
Total capital to risk weighted assets:
Consolidated	434,184	15.0	231,226	8.0	249,290	8.625	n/a	n/a
Bank	404,532	14.0	231,208	8.0	249,271	8.625	289,010	10.0
Tier 1 capital to risk weighted assets:
Consolidated	328,004	11.3	173,419	6.0	191,484	6.625	n/a	n/a
Bank	378,352	13.1	173,406	6.0	191,469	6.625	231,208	8.0
Tier 1 capital to average assets:
Consolidated	328,004	8.6	152,391	4.0	n/a	n/a	n/a	n/a
Bank	378,352	9.9	152,382	4.0	n/a	n/a	190,478	5.0

Page -82-

19. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bridge Bancorp, Inc. (Parent Company only) follows:

Condensed Balance Sheets

	December 31,
(In thousands)	2017	2016
Assets:
Cash and cash equivalents	$7,858	$29,049
Other assets	210	228
Investment in the Bank	500,896	474,035
Total assets	$508,964	$503,312

Liabilities and stockholders’ equity:
Subordinated debentures	$78,641	$78,502
Junior subordinated debentures	—	15,244
Other liabilities	1,123	1,579
Total liabilities	79,764	95,325

Total stockholders’ equity	429,200	407,987
Total liabilities and stockholders’ equity	$508,964	$503,312

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2017	2016	2015
Dividends from the Bank	$—	$14,800	$10,000
Interest expense	4,588	5,903	2,626
Non-interest expense	147	260	73
(Loss) income before income taxes and equity in undistributed earnings of the Bank	(4,735)	8,637	7,301
Income tax benefit	(1,774)	(2,126)	(933)
(Loss) income before equity in undistributed earnings of the Bank	(2,961)	10,763	8,234
Equity in undistributed earnings of the Bank	23,500	24,728	12,877
Net income	$20,539	$35,491	$21,111

Page -83-

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$20,539	$35,491	$21,111
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of the Bank	(23,500)	(24,728)	(12,877)
Amortization	139	152	44
Decrease (increase) in other assets	18	(212)	72
(Decrease) increase in other liabilities	(398)	351	1,228
Net cash (used in) provided by operating activities	(3,202)	11,054	9,578

Cash flows from investing activities:
Investment in the Bank	—	(39,500)	(50,000)
Net cash used in investing activities	—	(39,500)	(50,000)

Cash flows from financing activities:
Net proceeds from issuance of subordinated debentures	—	—	78,324
Repayment of junior subordinated debentures	(352)	—	—
Net proceeds from issuance of common stock	951	48,442	779
Net proceeds from exercise of stock options	—	62	80
Repurchase of surrendered stock from vesting of restricted stock awards	(350)	(344)	(228)
Excess tax benefit from share based compensation	—	—	50
Cash dividends paid	(18,238)	(16,140)	(13,415)
Other, net	—	—	(303)
Net cash (used in) provided by financing activities	(17,989)	32,020	65,287

Net (decrease) increase in cash and cash equivalents	(21,191)	3,574	24,865
Cash and cash equivalents at beginning of year	29,049	25,475	610
Cash and cash equivalents at end of year	$7,858	$29,049	$25,475

Page -84-

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of other comprehensive loss and related income tax effects:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Unrealized holding losses on available for sale securities	$(1,107)	$(6,428)	$(2,489)
Reclassification adjustment for (gains) losses realized in income	(38)	(449)	8
Income tax effect	640	2,795	1,047
Net change in unrealized losses on available for sale securities	(505)	(4,082)	(1,434)

Unrealized net (loss) gain arising during the period	(302)	(1,452)	196
Reclassification adjustment for amortization realized in income	480	384	358
Income tax effect	15	438	(174)
Net change in post-retirement obligation	193	(630)	380

Change in fair value of derivatives used for cash flow hedges	463	1,191	(1,008)
Reclassification adjustment for losses realized in income	1,419	944	657
Income tax effect	(793)	(865)	150
Net change in unrealized gain (loss) on cash flow hedges	1,089	1,270	(201)

Other comprehensive income (loss)	$777	$(3,442)	$(1,255)

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes at the dates indicated:

(In thousands)	December 31, 2016	Other Comprehensive Income	Impact of Tax Act (1)	December 31, 2017
Unrealized losses on available for sale securities	$(8,823)	$(505)	$(2,009)	$(11,337)
Unrealized (losses) gains on pension benefits	(4,741)	193	(985)	(5,533)
Unrealized gains on cash flow hedges	500	1,089	342	1,931
Accumulated other comprehensive (loss) income, net of income taxes	$(13,064)	$777	$(2,652)	$(14,939)

(1)	Impact of Tax Act related to reclassification to retained earnings.

The following represents the reclassifications out of accumulated other comprehensive (loss) income:

	Year Ended December 31,			Affected Line Item in the
(In thousands)	2017	2016	2015	Consolidated Statements of Income
Realized gains (losses) on sale of available for sale securities	$38	$449	$(8)	Net securities gain (losses)
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	77	77	77	Salaries and employee benefits
Transition obligation	(27)	(28)	(27)	Salaries and employee benefits
Actuarial losses	(530)	(433)	(408)	Salaries and employee benefits
Realized losses on cash flow hedges	(1,419)	(944)	(657)	Interest expense
Total reclassifications, before income taxes	(1,861)	(879)	(1,023)
Income tax benefit	762	356	414	Income tax expense
Total reclassifications, net of income taxes	$(1,099)	$(523)	$(609)

Page -85-

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected Consolidated Quarterly Financial Data

	2017 Quarter Ended
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Interest income	$35,217	$36,234	$38,438	$39,960
Interest expense	4,756	5,441	6,093	6,399
Net interest income	30,461	30,793	32,345	33,561
Provision for loan losses	800	950	1,900	10,400 (1)
Net interest income after provision for loan losses	29,661	29,843	30,445	23,161
Non-interest income	4,122	4,509	4,972	4,499
Non-interest expense	20,296	21,006	21,271	29,154 (2)
Income (loss) before income taxes	13,487	13,346	14,146	(1,494)
Income tax expense	4,316	4,505	4,703	5,422 (3)
Net income (loss)	$9,171	$8,841	$9,443	$(6,916)
Basic earnings (loss) per share	$0.47	$0.45	$0.48	$(0.35)
Diluted earnings (loss) per share	$0.47	$0.45	$0.48	$(0.35)

	2016 Quarter Ended
(In thousands, except per share amounts)	March 31,		June 30,	September 30,	December 31,
Interest income	$33,607		$34,733	$34,761	$34,615
Interest expense	4,175		4,143	4,077	4,450
Net interest income	29,432		30,590	30,684	30,165
Provision for loan losses	1,250		900	2,000	1,400
Net interest income after provision for loan losses	28,182		29,690	28,684	28,765
Non-interest income	3,995		4,269	4,034	3,748
Non-interest expense	18,907	(4)	20,441	19,204	18,529	(5)
Income before income taxes	13,270		13,518	13,514	13,984
Income tax expense	4,644		4,664	4,663	4,824
Net income	$8,626		$8,854	$8,851	$9,160
Basic earnings per share	$0.49		$0.51	$0.50	$0.50
Diluted earnings per share	$0.49		$0.50	$0.50	$0.50

(1) 2017 amount includes net charge-offs primarily from loans and specific reserves associated with two relationships of $8.0 million.

(2) 2017 amount includes restructuring costs associated with branch restructuring and charter conversion of $8.0 million.

(3) 2017 amount includes a charge to write-down deferred tax assets due to the enactment of the Tax Act of $7.6 million.

(4) 2016 amount includes reversal of costs associated with the CNB and FNBNY acquisitions of $0.3 million.

(5) 2016 amount includes reversal of costs associated with the CNB and FNBNY acquisitions of $0.7 million.

22. BUSINESS COMBINATIONS

On June 19, 2015, the Company acquired CNB at a purchase price of $157.5 million, issued an aggregate of 5.647 million Bridge Bancorp common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $96.5 million, which is not deductible for tax purposes. The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. It complements the Bank’s existing branch network and enhances asset generation capabilities. The expanded branch network allows the Bank to serve a greater portion of Long Island and the New York City boroughs.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The operating results of the Company for the years ended December 31, 2017, 2016 and 2015 include the operating results of CNB since the acquisition date of June 19, 2015.

Page -86-

The following table summarizes the finalized fair values of the assets acquired and liabilities assumed on June 19, 2015:

		Measurement
	As Initially	Period
(In thousands)	Reported	Adjustments (1)	As Adjusted
Cash and due from banks	$24,628	$-	$24,628
Securities	90,109	-	90,109
Loans	736,348	(6,935)	729,413
Bank owned life insurance	21,445	-	21,445
Premises and equipment	6,398	(5,122)	1,276
Other intangible assets	6,698	-	6,698
Other assets	14,484	7,245	21,729
Total assets acquired	$900,110	$(4,812)	$895,298

Deposits	$786,853	$-	$786,853
Federal Home Loan Bank term advances	35,581	-	35,581
Other liabilities and accrued expenses	5,647	6,214	11,861
Total liabilities assumed	$828,081	$6,214	$834,295

Net assets acquired	72,029	(11,026)	61,003
Consideration paid	157,503	-	157,503
Goodwill recorded on acquisition	$85,474	$11,026	$96,500

(1)	Explanation of measurement period adjustments:

Loans – represents adjustments to the initial fair values related to certain PCI loans based on the finalization of the initial provisional analyses.

Premises and equipment – represents write down to estimated fair value based on the final valuation performed on leasehold improvements.

Other assets – represents adjustments to the net deferred tax asset resulting from the adjustments to the initial fair values related to acquired assets and liabilities assumed.

Other liabilities and accrued expenses - represents adjustments to the initial fair values reported to adjust other liabilities to estimated fair value and record certain liabilities directly related to the CNB acquisition.

Page -87-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Audit Committee of Bridge Bancorp, Inc.
Bridgehampton, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

Crowe Horwath LLP

We have served as the Company’s auditor since 2002.

New York, New York

March 9, 2018

Page -88-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2017, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe Horwath LLP appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On March 9, 2018, the Company and the Bank amended their employment agreement with Howard H. Nolan, Senior Executive Vice President, Chief Operating Officer and a member of the Board of Directors of the Bank and the Company, and entered into substantially similar employment agreements with James J. Manseau, Executive Vice President, Chief Retail Banking Officer of the Bank and the Company, John M. McCaffery, Executive Vice President, Chief Financial Officer of the Bank and the Company, and Kevin L. Santacroce, Executive Vice President, Chief Lending Officer of the Bank and the Company, which agreements superseded and replaced their prior change in control agreements. The term of each employment agreement is two years, renewing daily, so that the remaining term is twenty-four months, unless notice of non-renewal is provided to the executive. Base salary is reviewed annually and can be increased but not decreased.

Pursuant to these agreements, if an executive voluntarily terminates his employment without “good reason,” or if the executive’s employment is terminated for cause, no benefits are provided under the agreement.

In the event of (i) the executive’s involuntary termination for any reason other than disability, death, retirement or termination for cause, or (ii) the executive’s resignation upon the occurrence of certain events constituting “good reason,” including a reduction in the executive’s duties, responsibilities or base salary, the executive would be entitled to a severance benefit equal to a cash lump sum payment equal to 24 months base salary and the value of continued health and medical insurance coverage for 24 months, payable within ten business days following the date of termination of employment.

In the event of (i) the executive’s involuntary termination for any reason other than cause, or (ii) the executive’s resignation upon the occurrence of certain events constituting “good reason,” including a reduction in the executive’s duties, responsibilities or pay, within

Page -89-

two years (one year for Mr. Nolan) following a change in control, the executive would be entitled to a severance benefit equal to a cash lump sum payment equal to three times the sum of base salary and the highest annual bonus earned during the prior three years and the value of continued health and medical insurance coverage for 36 months, payable within ten business days following the date of termination of employment. Each employment agreement provides that the executive’s cash severance will be reduced to the limitation under Section 280G of the Internal Revenue Code only if this will result in the executive receiving a greater total payment as measured on an after-tax basis.

Except in the event of a change in control, following termination of employment each executive is subject to non-competition restrictions.

The foregoing description is qualified in its entirety by reference to the amendment to employment agreement and form of employment agreement that are attached hereto as Exhibits 10.1(iii) and 10.7, respectively, and are incorporated by reference into this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2018 and is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2018 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2018 and is incorporated herein by reference thereto.

Set forth below is certain information as of December 31, 2017, regarding the Company’s equity compensation plans that have been approved by stockholders. The Company does not have any equity compensation plans that have not been approved by shareholders.

Equity compensation plan approved by stockholders	Number of securities to be issued upon exercise of outstanding options and awards	Weighted average exercise price with respect to outstanding stock options	Number of securities remaining available for issuance under the Plan
2006 Equity Incentive Plan	19,928	—	—
2012 Equity Incentive Plan	133,468	—	411,748
Total	153,396	—	411,748

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2018 and is incorporated herein by reference thereto.

Item 14. Principal Accountant Fees and Services

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2018, and is incorporated herein by reference thereto.

Page -90-

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

See Exhibit Index on page 93.

Item 16. Form 10-K Summary

Not applicable.

Page -91-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 9, 2018	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

March 9, 2018	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer

March 9, 2018	/s/ Nicholas Parrinelli
Nicholas Parrinelli
Vice President, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2018	/s/ Marcia Z. Hefter	Director
Marcia Z. Hefter

March 9, 2018	/s/ Dennis A. Suskind	Director
Dennis A. Suskind

March 9, 2018	/s/ Kevin M. O’Connor	Director
Kevin M. O’Connor

March 9, 2018	/s/ Emanuel Arturi	Director
Emanuel Arturi

March 9, 2018	/s/ Charles I. Massoud	Director
Charles I. Massoud

March 9, 2018	/s/ Albert E. McCoy Jr.	Director
Albert E. McCoy Jr.

March 9, 2018	/s/ Howard H. Nolan	Director
Howard H. Nolan

March 9, 2018	/s/ Rudolph J. Santoro	Director
Rudolph J. Santoro

March 9, 2018	/s/ Thomas J. Tobin	Director
Thomas J. Tobin

March 9, 2018	/s/ Raymond A. Nielsen	Director
Raymond A. Nielsen

March 9, 2018	/s/ Daniel Rubin	Director
Daniel Rubin

March 9, 2018	/s/ Christian Yegen	Director
Christian Yegen

Page -92-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s amended Form 10-QSB, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed August 13, 1999)	*

3.1(ii)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 001-34096, filed November 18, 2008)	*

3.2	Revised Bylaws of the Registrant

10.1	Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 8-K, File No. 001-34096, filed June 24, 2015	*

10.1(i)	First Amendment to the Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed May 10, 2016	*

10.1(ii)	Second Amendment to the Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed August 8, 2016	*

10.1(iii)	Third Amendment to the Amended and Restated Employment Contract – Howard H. Nolan

10.2	Employment Contract – Kevin M. O’Connor (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 15, 2007)	*

10.3	Equity Incentive Plan (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 0-18546, filed March 24, 2006)	*

10.4	Supplemental Executive Retirement Plan (Revised for 409A) (incorporated by reference to Registrant’s Form 10-K, File No. 0-18546, filed March 14, 2008)	*

10.5	2012 Stock-Based Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 2, 2012)	*

10.6	Bridge Bancorp, Inc. Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 10, 2017)	*

10.7	Form of Employment Agreement entered into with James J. Manseau, John M. McCaffery and Kevin L. Santacroce

21.1	Subsidiaries of Bridge Bancorp, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

101	The following financial statements from Bridge Bancorp, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2017, filed on March 9, 2018, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

Page -93-

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
*	Denotes incorporated by reference.

Page -94-