Form 10-Q
period 2018-03-31
BRIDGE BANCORP INC
filed 2018-05-09
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 19,791,373 shares of common stock outstanding as of April 30, 2018.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and due from banks	$50,588	$76,614
Interest earning deposits with banks	48,424	18,133
Total cash and cash equivalents	99,012	94,747

Securities available for sale, at fair value	726,056	759,916
Securities held to maturity (fair value of $172,877 and $179,885, respectively)	176,089	180,866
Total securities	902,145	940,782

Securities, restricted	36,195	35,349

Loans held for investment	3,201,897	3,102,752
Allowance for loan losses	(32,812)	(31,707)
Loans, net	3,169,085	3,071,045

Premises and equipment, net	33,892	33,505
Accrued interest receivable	11,907	11,652
Goodwill	105,950	105,950
Other intangible assets	5,003	5,214
Prepaid pension	10,039	9,936
Bank owned life insurance	88,039	87,493
Other real estate owned	175	-
Other assets	39,182	34,329
Total assets	$4,500,624	$4,430,002

Liabilities
Demand deposits	$1,224,043	$1,338,701
Savings, NOW and money market deposits	1,924,455	1,773,478
Certificates of deposit of $100,000 or more	159,303	158,584
Other time deposits	123,444	63,780
Total deposits	3,431,245	3,334,543

Federal funds purchased	-	50,000
Federal Home Loan Bank advances	520,092	501,374
Repurchase agreements	872	877
Subordinated debentures, net	78,676	78,641
Other liabilities and accrued expenses	36,416	35,367
Total liabilities	4,067,301	4,000,802

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	-	-
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,792,615 and 19,719,575 shares issued, respectively; and 19,779,699 and 19,709,360 shares outstanding, respectively)	198	197
Surplus	348,420	347,691
Retained earnings	104,050	96,547
Treasury stock at cost, 12,916 and 10,215 shares, respectively	(436)	(296)
	452,232	444,139
Accumulated other comprehensive loss, net of income taxes	(18,909)	(14,939)
Total stockholders' equity	433,323	429,200
Total liabilities and stockholders' equity	$4,500,624	$4,430,002

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Interest income:
Loans (including fee income)	$35,613	$29,383
Mortgage-backed securities, CMOs and other asset-backed securities	3,724	3,817
U.S. GSE securities	279	300
State and municipal obligations	812	995
Corporate bonds	355	290
Deposits with banks	90	46
Other interest and dividend income	491	386
Total interest income	41,364	35,217

Interest expense:
Savings, NOW and money market deposits	2,514	1,551
Certificates of deposit of $100,000 or more	517	379
Other time deposits	195	178
Federal funds purchased and repurchase agreements	1,115	316
Federal Home Loan Bank advances	1,349	1,149
Subordinated debentures	1,135	1,135
Junior subordinated debentures	-	48
Total interest expense	6,825	4,756

Net interest income	34,539	30,461
Provision for loan losses	800	800
Net interest income after provision for loan losses	33,739	29,661

Non-interest income:
Service charges and other fees	2,163	2,050
Title fee income	505	550
Gain on sale of Small Business Administration loans	371	543
BOLI income	546	560
Other operating income	528	419
Total non-interest income	4,113	4,122

Non-interest expense:
Salaries and employee benefits	12,812	11,500
Occupancy and equipment	3,243	3,398
Technology and communications	1,643	1,335
Marketing and advertising	962	911
Professional services	1,212	781
FDIC assessments	464	311
Amortization of other intangible assets	246	279
Other operating expenses	2,016	1,781
Total non-interest expense	22,598	20,296

Income before income taxes	15,254	13,487
Income tax expense	3,181	4,316
Net income	$12,073	$9,171
Basic earnings per share	$0.61	$0.47
Diluted earnings per share	$0.61	$0.47

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$12,073	$9,171
Other comprehensive (loss) income:
Change in unrealized net (losses) gains on securities available for sale, net of reclassifications and deferred income taxes	(6,088)	1,010
Adjustment to pension liability, net of reclassifications and deferred income taxes	67	97
Unrealized gains on cash flow hedges, net of reclassifications and deferred income taxes	2,051	174
Total other comprehensive (loss) income	(3,970)	1,281
Comprehensive income	$8,103	$10,452

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$197	$347,691	$96,547	$(296)	$(14,939)	$429,200
Net income			12,073			12,073
Shares issued under the dividend reinvestment plan		232				232
Stock awards granted and distributed	1	(307)		306		-
Stock awards forfeited		20		(20)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(426)		(426)
Share based compensation expense		784				784
Cash dividend declared, $0.23 per share			(4,570)			(4,570)
Other comprehensive loss, net of deferred income taxes					(3,970)	(3,970)
Balance at March 31, 2018	$198	$348,420	$104,050	$(436)	$(18,909)	$433,323

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	$191	$329,427	$91,594	$(161)	$(13,064)	$407,987
Net income			9,171			9,171
Shares issued under the dividend reinvestment plan		222				222
Shares issued for trust preferred securities conversions (529,292 shares)	5	14,944				14,949
Stock awards granted and distributed	1	(374)		373		-
Stock awards forfeited		13		(13)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(221)		(221)
Share based compensation expense		610				610
Cash dividend declared, $0.23 per share			(4,541)			(4,541)
Other comprehensive income, net of deferred income taxes					1,281	1,281
Balance at March 31, 2017	$197	$344,842	$96,224	$(22)	$(11,783)	$429,458

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$12,073	$9,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	800
Depreciation and amortization of premises and equipment	933	948
Net (accretion) and other amortization	(1,033)	(2,338)
Net amortization on securities	1,302	1,692
Increase in cash surrender value of bank owned life insurance	(546)	(560)
Amortization of intangible assets	246	279
Share based compensation expense	784	610
Increase in accrued interest receivable	(255)	(26)
Small Business Administration ("SBA") loans originated for sale	(4,281)	(5,644)
Proceeds from sale of the guaranteed portion of SBA loans	4,744	6,303
Gain on sale of the guaranteed portion of SBA loans	(371)	(543)
Decrease (increase) in other assets	1,253	(836)
Decrease in accrued expenses and other liabilities	(479)	(336)
Net cash provided by operating activities	15,170	9,520

Cash flows from investing activities:
Purchases of securities available for sale	(525)	(30,421)
Purchases of securities, restricted	(342,405)	(246,765)
Purchases of securities held to maturity	-	(1,012)
Redemption of securities, restricted	341,559	246,259
Maturities, calls and principal payments of securities available for sale	24,715	29,945
Maturities, calls and principal payments of securities held to maturity	4,558	8,975
Net increase in loans	(98,217)	(55,171)
Purchase of premises and equipment	(1,320)	(809)
Net cash used in investing activities	(71,635)	(48,999)

Cash flows from financing activities:
Net increase in deposits	96,712	56,874
Net decrease in federal funds purchased	(50,000)	(50,000)
Net increase (decrease) in Federal Home Loan Bank advances	18,787	(5,410)
Repayment of junior subordinated debentures	-	(352)
Net (decrease) increase in repurchase agreements	(5)	33
Net proceeds from issuance of common stock	232	222
Repurchase of surrendered stock from vesting of restricted stock awards	(426)	(221)
Cash dividends paid	(4,570)	(4,541)
Net cash provided by (used in) financing activities	60,730	(3,395)

Net increase (decrease) in cash and cash equivalents	4,265	(42,874)
Cash and cash equivalents at beginning of period	94,747	113,838
Cash and cash equivalents at end of period	$99,012	$70,964

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7,963	$6,008
Income taxes	$261	$-

Non-cash investing and financing activities:
Securities which settled in the subsequent period	$-	$3,080
Conversion of junior subordinated debentures	$-	$15,350
Transfers from portfolio loans to other real estate owned	$175	$-

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Bridge Bancorp, Inc. (the “Registrant” or “Company”), is a registered bank holding company for BNB Bank (the “Bank”), which was formerly known as The Bridgehampton National Bank prior to the Bank’s conversion to a New York chartered commercial bank in December 2017. The Registrant was incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization under which the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), as an operating subsidiary. The assets transferred to BCI are viewed by the bank regulators as part of the Bank’s assets in consolidation. The operations of the Bank also include Bridge Abstract LLC (“Bridge Abstract”), a wholly owned subsidiary of the Bank, which is a broker of title insurance services and Bridge Financial Services LLC (“Bridge Financial Services”), an investment services subsidiary that was formed in March 2014. The Company formed Bridge Statutory Capital Trust II (the “Trust”) as a subsidiary in 2009, which sold $16.0 million of 8.5% cumulative convertible Trust Preferred Securities (the “Trust Preferred Securities”) in a private placement to accredited investors. The Trust Preferred Securities were redeemed effective January 18, 2017 and the Trust was cancelled effective April 24, 2017.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table presents the computation of EPS for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2018	2017
Net income	$12,073	$9,171
Dividends paid on and earnings allocated to participating securities	(253)	(178)
Income attributable to common stock	$11,820	$8,993

Weighted average common shares outstanding, including participating securities	19,834	19,669
Weighted average participating securities	(421)	(392)
Weighted average common shares outstanding	19,413	19,277
Basic earnings per common share	$0.61	$0.47

Income attributable to common stock	$11,820	$8,993

Weighted average common shares outstanding	19,413	19,277
Incremental shares from assumed conversions of options and restricted stock units	25	19
Weighted average common and equivalent shares outstanding	19,438	19,296
Diluted earnings per common share	$0.61	$0.47

There were 47,393 stock options outstanding at March 31, 2018 that were not included in the computation of diluted earnings per share for the three months ended March 31, 2018 because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were no stock options outstanding at March 31, 2017.

There were 21,693 and 19,957 restricted stock units that were antidilutive for the three months ended March 31, 2018 and 2017, respectively.

3. STOCK BASED COMPENSATION PLANS

The Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (“2012 SBIP”) provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The 2012 SBIP superseded the Bridge Bancorp, Inc. 2006 Equity Incentive Plan. The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2012 SBIP is 525,000 plus 278,385 shares that were remaining under the 2006 Equity Incentive Plan. Of the total 803,385 shares of common stock approved for issuance under the 2012 SBIP, 290,494 shares remain available for issuance at March 31, 2018, including shares that may be granted in the form of stock options, restricted stock awards (“RSAs”), or restricted stock units (“RSUs”).

The Compensation Committee of the Board of Directors determines awards under the 2012 SBIP. The Company accounts for the 2012 SBIP under FASB ASC No. 718.

Stock Options

Stock options may be either incentive stock options, which bestow certain tax benefits on the optionee, or non-qualified stock options, not qualifying for such benefits. All options have an exercise price that is not less than the market value of the Company’s common stock on the date of the grant.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the exercise or reporting date.

During the three months ended March 31, 2018, in accordance with the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”), the Company granted 47,393 stock options. All of the stock options granted vest ratably over three years. The estimated weighted-average grant-date fair value of all stock options granted in the three months ended March 31, 2018 was $6.52 per stock option, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 2.80%; expected volatility rate of 27.53%; risk-free interest rate of 2.67%; and expected option life of 6.5 years. There were no stock options granted during the three months ended March 31, 2017.

Compensation expense attributable to stock options was $13 thousand for the three months ended March 31, 2018. There was no compensation expense attributable to stock options for the three months ended March 31, 2017 because there were no stock options outstanding as of March 31, 2017 and December 31, 2016. As of March 31, 2018, there was $296 thousand of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes the status of the Company’s stock options as of and for the three months ended March 31, 2018:

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, January 1, 2018	-	$-
Granted	47,393	36.19
Outstanding, March 31, 2018	47,393	$36.19	9.9 years	$-
Vested and Exercisable, March 31, 2018	-	$-	$-	$-

	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price
$36.19	47,393	$36.19
	47,393	$36.19

Restricted Stock Awards

The Company’s RSAs are shares of the Company’s common stock that are forfeitable and are subject to restrictions on transfer prior to the vesting date. RSAs are forfeited if the award holder departs the Company before vesting. RSAs carry dividend and voting rights from the date of grant. The vesting of time-vested RSAs depends upon the award holder continuing to render services to the Company. The Company’s performance-based RSAs vest subject to the achievement of the Company’s 2018 corporate goals.

The following table summarizes the unvested RSA activity for the three months ended March 31, 2018:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2018	317,692	$27.16
Granted	77,682	33.03
Vested	(47,916)	23.26
Forfeited	(650)	31.06
Unvested, March 31, 2018	346,808	$29.01

During the three months ended March 31, 2018, the Company granted a total of 77,682 RSAs. Of the 77,682 RSAs granted, 39,750 time-vested RSAs vest ratably over five years, 12,815 time-vested RSAs vest ratably over three years, and 25,117 performance-based RSAs vest ratably over two years, subject to the achievement of the Company’s 2018 corporate goals.

Compensation expense attributable to RSAs was $536 thousand and $413 thousand for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $7.0 million of total unrecognized compensation cost related to non-vested RSAs. The cost is expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock Units

Long Term Incentive Plan

During the three months ended March 31, 2018, in accordance with the LTI Plan for NEOs, the Company granted 21,693 RSUs. Of the 21,693 RSUs granted, 12,522 time-vested RSUs vest ratably over five years and 9,171 performance-based RSUs vest subject to the achievement of the Company’s three-year corporate goal for the years 2018, 2019 and 2020.

The following table summarizes the unvested NEO RSU activity for the three months ended March 31, 2018:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2018	68,776	$24.46
Granted	21,693	33.23
Reinvested dividends	460	24.46
Forfeited	(13,333)	21.85
Unvested, March 31, 2018	77,596	$27.36

Compensation expense attributable to LTI Plan RSUs was $101 thousand and $69 thousand for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $1.6 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 3.7 years.

Directors Plan

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of RSUs. In addition, directors receive a non-election retainer in the form of RSUs. These RSUs vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $135 thousand and $128 thousand in connection with these RSUs for the three months ended March 31 2018 and 2017, respectively.

4. SECURITIES

The following tables summarize the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$57,995	$-	$(1,957)	$56,038
State and municipal obligations	86,127	54	(1,335)	84,846
U.S. GSE residential mortgage-backed securities	181,005	4	(5,442)	175,567
U.S. GSE residential collateralized mortgage obligations	300,907	-	(10,233)	290,674
U.S. GSE commercial mortgage-backed securities	5,976	-	(120)	5,856
U.S. GSE commercial collateralized mortgage obligations	48,370	-	(1,878)	46,492
Other asset backed securities	24,250	-	(849)	23,401
Corporate bonds	46,000	-	(2,818)	43,182
Total available for sale	750,630	58	(24,632)	726,056

Held to maturity:
State and municipal obligations	58,511	586	(260)	58,837
U.S. GSE residential mortgage-backed securities	10,988	-	(433)	10,555
U.S. GSE residential collateralized mortgage obligations	52,603	137	(1,153)	51,587
U.S. GSE commercial mortgage-backed securities	22,751	-	(719)	22,032
U.S. GSE commercial collateralized mortgage obligations	31,236	-	(1,370)	29,866
Total held to maturity	176,089	723	(3,935)	172,877
Total securities	$926,719	$781	$(28,567)	$898,933

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$57,994	$-	$(1,180)	$56,814
State and municipal obligations	87,582	259	(819)	87,022
U.S. GSE residential mortgage-backed securities	189,705	29	(2,833)	186,901
U.S. GSE residential collateralized mortgage obligations	314,390	16	(7,016)	307,390
U.S. GSE commercial mortgage-backed securities	6,017	2	(40)	5,979
U.S. GSE commercial collateralized mortgage obligations	49,965	-	(1,249)	48,716
Other asset backed securities	24,250	-	(849)	23,401
Corporate bonds	46,000	-	(2,307)	43,693
Total available for sale	775,903	306	(16,293)	759,916

Held to maturity:
State and municipal obligations	60,762	972	(64)	61,670
U.S. GSE residential mortgage-backed securities	11,424	-	(261)	11,163
U.S. GSE residential collateralized mortgage obligations	54,250	244	(666)	53,828
U.S. GSE commercial mortgage-backed securities	22,953	77	(438)	22,592
U.S. GSE commercial collateralized mortgage obligations	31,477	-	(845)	30,632
Total held to maturity	180,866	1,293	(2,274)	179,885
Total securities	$956,769	$1,599	$(18,567)	$939,801

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at March 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
		Estimated
(In thousands)	Amortized Cost	Fair Value
Maturity
Available for sale:
Within one year	$9,807	$9,785
One to five years	90,205	88,221
Five to ten years	125,146	120,265
Beyond ten years	525,472	507,785
Total	$750,630	$726,056

Held to maturity:
Within one year	$2,878	$2,873
One to five years	31,208	31,046
Five to ten years	55,680	55,269
Beyond ten years	86,323	83,689
Total	$176,089	$172,877

The following tables summarize securities with gross unrealized losses at March 31, 2018 and December 31, 2017, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2018
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$-	$-	$56,038	$(1,957)
State and municipal obligations	51,188	(630)	29,283	(705)
U.S. GSE residential mortgage-backed securities	91,424	(2,353)	80,300	(3,089)
U.S. GSE residential collateralized mortgage obligations	78,440	(1,748)	212,234	(8,485)
U.S. GSE commercial mortgage-backed securities	5,856	(120)	-	-
U.S. GSE commercial collateralized mortgage obligations	252	-	46,240	(1,878)
Other asset backed securities	-	-	23,401	(849)
Corporate bonds	13,281	(719)	29,901	(2,099)
Total available for sale	240,441	(5,570)	477,397	(19,062)

Held to maturity:
State and municipal obligations	23,435	(255)	1,005	(5)
U.S. GSE residential mortgage-backed securities	1,276	(32)	9,279	(401)
U.S. GSE residential collateralized mortgage obligations	24,359	(358)	20,142	(795)
U.S. GSE commercial mortgage-backed securities	13,975	(276)	8,057	(443)
U.S. GSE commercial collateralized mortgage obligations	10,116	(324)	19,750	(1,046)
Total held to maturity	$73,161	$(1,245)	$58,233	$(2,690)

	December 31, 2017
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$-	$-	$56,815	$(1,180)
State and municipal obligations	35,350	(301)	28,165	(518)
U.S. GSE residential mortgage-backed securities	107,408	(1,153)	69,571	(1,680)
U.S. GSE residential collateralized mortgage obligations	77,705	(759)	224,932	(6,257)
U.S. GSE commercial mortgage-backed securities	2,345	(40)	-	-
U.S. GSE commercial collateralized mortgage obligations	452	(1)	48,264	(1,248)
Other asset backed securities	-	-	23,401	(849)
Corporate bonds	13,588	(412)	30,105	(1,895)
Total available for sale	236,848	(2,666)	481,253	(13,627)

Held to maturity:
State and municipal obligations	7,709	(57)	1,009	(7)
U.S. GSE residential mortgage-backed securities	1,359	(16)	9,804	(245)
U.S. GSE residential collateralized mortgage obligations	21,329	(94)	21,112	(572)
U.S. GSE commercial mortgage-backed securities	8,789	(121)	8,303	(317)
U.S. GSE commercial collateralized mortgage obligations	10,341	(116)	20,290	(729)
Total held to maturity	$49,527	$(404)	$60,518	$(1,870)

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

At March 31, 2018, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aa1 Moody’s rating during the time the Bank has owned them.  The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

Sales and Calls of Securities

There were no proceeds from sales of securities for the three months ended March 31, 2018 and 2017. There were no proceeds from calls of securities for the three months ended March 31, 2018. There were $0.2 million of proceeds from calls of securities for the three months ended March 31, 2017.

Pledged Securities

Securities having a fair value of $570.0 million and $513.5 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the three months ended March 31, 2018 or the year ended December 31, 2017.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $36.2 million and $35.3 million in FHLB, ACBB and FRB stock at March 31, 2018 and December 31, 2017, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

5. FAIR VALUE

As described in Note 14. Recent Accounting Pronouncements, during the first quarter of 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The Company adopted the amended guidance that requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$56,038		$56,038
State and municipal obligations	84,846		84,846
U.S. GSE residential mortgage-backed securities	175,567		175,567
U.S. GSE residential collateralized mortgage obligations	290,674		290,674
U.S. GSE commercial mortgage-backed securities	5,856		5,856
U.S. GSE commercial collateralized mortgage obligations	46,492		46,492
Other asset backed securities	23,401		23,401
Corporate bonds	43,182		43,182
Total available for sale securities	$726,056		$726,056
Derivatives	$7,374		$7,374

Financial liabilities:
Derivatives	$1,759		$1,759

	December 31, 2017
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$56,814		$56,814
State and municipal obligations	87,022		87,022
U.S. GSE residential mortgage-backed securities	186,901		186,901
U.S. GSE residential collateralized mortgage obligations	307,390		307,390
U.S. GSE commercial mortgage-backed securities	5,979		5,979
U.S. GSE commercial collateralized mortgage obligations	48,716		48,716
Other asset backed securities	23,401		23,401
Corporate bonds	43,693		43,693
Total available for sale securities	$759,916		$759,916
Derivatives	$4,546		$4,546

Financial liabilities:
Derivatives	$1,823		$1,823

The following tables summarize assets measured at fair value on a non-recurring basis:

March 31, 2018
Fair Value Measurements Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$-			$-
Other real estate owned	$175			$175

December 31, 2017
Fair Value Measurements Using:
Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$-			$-
Other real estate owned	$-			$-

Impaired loans with an allocated allowance for loan losses at March 31, 2018 had a carrying amount of zero, which is made up of the outstanding balance of $1.7 million, net of a valuation allowance of $1.7 million. Impaired loans with an allocated allowance for loan losses at December 31, 2017 had a carrying amount of zero, which is made up of the outstanding balance of $1.7 million, net of a valuation allowance of $1.7 million. This resulted in an additional provision for loan losses of $1.7 million that is included in the amount reported on the Consolidated Statements of Income for the year ended December 31, 2017.

Other real estate owned at March 31, 2018 had a carrying amount of $0.2 million with no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income. There was no other real estate owned at December 31, 2017.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of March 31, 2018 and December 31, 2017.

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

The following tables summarize the estimated fair values and recorded carrying amounts of the Company’s financial instruments at March 31, 2018 and December 31, 2017:

	March 31, 2018
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$50,588	$50,588	$—	$—	$50,588
Interest earning deposits with banks	48,424	48,424	—	—	48,424
Securities available for sale	726,056	—	726,056	—	726,056
Securities restricted	36,195	n/a	n/a	n/a	n/a
Securities held to maturity	176,089	—	172,877	—	172,877
Loans, net	3,169,085	—	—	3,161,561	3,161,561
Derivatives	7,374	—	7,374	—	7,374
Accrued interest receivable	11,907	—	3,424	8,483	11,907

Financial liabilities:
Certificates of deposit	282,747	—	280,060	—	280,060
Demand and other deposits	3,148,498	3,148,498	—	—	3,148,498
Federal Home Loan Bank advances	520,092	227,000	287,439	—	514,439
Repurchase agreements	872	—	872	—	872
Subordinated debentures	78,676	—	75,661	—	75,661
Derivatives	1,759	—	1,759	—	1,759
Accrued interest payable	436	—	436	—	436

	December 31, 2017
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$76,614	$76,614	$-	$-	$76,614
Interest earning deposits with banks	18,133	18,133	-	-	18,133
Securities available for sale	759,916	-	759,916	-	759,916
Securities restricted	35,349	n/a	n/a	n/a	n/a
Securities held to maturity	180,866	-	179,885	-	179,885
Loans, net	3,071,045	-	-	3,010,023	3,010,023
Derivatives	4,546	-	4,546	-	4,546
Accrued interest receivable	11,652	-	3,211	8,441	11,652

Financial liabilities:
Certificates of deposit	222,364	-	220,775	-	220,775
Demand and other deposits	3,112,179	3,112,179	-	-	3,112,179
Federal funds purchased	50,000	50,000	-	-	50,000
Federal Home Loan Bank advances	501,374	185,000	313,558	-	498,558
Repurchase agreements	877	-	877	-	877
Subordinated debentures	78,641	-	77,933	-	77,933
Derivatives	1,823	-	1,823	-	1,823
Accrued interest payable	1,574	-	1,574	-	1,574

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	March 31, 2018	December 31, 2017
Commercial real estate mortgage loans	$1,339,992	$1,293,906
Multi-family mortgage loans	601,747	595,280
Residential real estate mortgage loans	493,153	464,264
Commercial, industrial and agricultural loans	638,711	616,003
Real estate construction and land loans	104,496	107,759
Installment/consumer loans	19,078	21,041
Total loans	3,197,177	3,098,253
Net deferred loan costs and fees	4,720	4,499
Total loans held for investment	3,201,897	3,102,752
Allowance for loan losses	(32,812)	(31,707)
Loans, net	$3,169,085	$3,071,045

In June 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $331.4 million and $359.4 million of acquired CNB loans remaining as of March 31, 2018 and December 31, 2017, respectively.

In February 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $15.3 million and $15.4 million of acquired FNBNY loans remaining as of March 31, 2018 and December 31, 2017, respectively.

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

Credit Quality Indicators

The Company categorizes loans into risk categories of pass, special mention, substandard and doubtful based on relevant information about the ability of borrowers to service their debt including repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Assigned risk rating grades are continuously updated as new information is obtained. Loans risk rated special mention; substandard and doubtful are reviewed on a quarterly basis. The Company uses the following definitions for risk rating grades:

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

The following tables represent loans categorized by class and internally assigned risk grades as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$461,080	$1,822	$20,293	$-	$483,195
Non-owner occupied	844,249	8,019	4,529	-	856,797
Multi-family	601,747	-	-	-	601,747
Residential real estate:
Residential mortgage	421,767	5,902	287	-	427,956
Home equity	63,161	1,240	796	-	65,197
Commercial and industrial:
Secured	89,564	12,907	13,598	-	116,069
Unsecured	502,073	12,459	8,110	-	522,642
Real estate construction and land loans	104,181	-	315	-	104,496
Installment/consumer loans	19,064	14	-	-	19,078
Total loans	$3,106,886	$42,363	$47,928	$-	$3,197,177

At March 31, 2018, there were $0.4 million and $1.6 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.3 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

	December 31, 2017
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$451,264	$1,796	$19,589	$-	$472,649
Non-owner occupied	808,612	8,056	4,589	-	821,257
Multi-family	595,280	-	-	-	595,280
Residential real estate:
Residential mortgage	393,029	4,854	290	-	398,173
Home equity	64,601	698	792	-	66,091
Commercial and industrial:
Secured	86,116	12,637	13,560	-	112,313
Unsecured	485,598	14,553	3,539	-	503,690
Real estate construction and land loans	107,440	-	319	-	107,759
Installment/consumer loans	21,020	16	5	-	21,041
Total loans	$3,012,960	$42,610	$42,683	$-	$3,098,253

At December 31, 2017, there were $0.4 million and $1.6 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.3 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

Past Due and Nonaccrual Loans

The following tables represent the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by class of loans, as defined by FASB ASC 310-10:

	March 31, 2018
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$1,450	$-	$-	$2,192	$3,642	$479,553	$483,195
Non-owner occupied	-	-	1,143	425	1,568	855,229	856,797
Multi-family	-	-	-	-	-	601,747	601,747
Residential real estate:
Residential mortgages	1,386	-	1,017	393	2,796	425,160	427,956
Home equity	575	-	280	261	1,116	64,081	65,197
Commercial and industrial:
Secured	343	-	225	570	1,138	114,931	116,069
Unsecured	688	47	-	2,078	2,813	519,829	522,642
Real estate construction and land loans	-	-	-	152	152	104,344	104,496
Installment/consumer loans	17	-	-	-	17	19,061	19,078
Total loans	$4,459	$47	$2,665	$6,071	$13,242	$3,183,935	$3,197,177

	December 31, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$284	$-	$175	$2,205	$2,664	$469,985	$472,649
Non-owner occupied	-	-	1,163	-	1,163	820,094	821,257
Multi-family	-	-	-	-	-	595,280	595,280
Residential real estate:
Residential mortgages	2,074	398	-	401	2,873	395,300	398,173
Home equity	329	-	271	161	761	65,330	66,091
Commercial and industrial:
Secured	113	41	225	570	949	111,364	112,313
Unsecured	18	35	-	3,618	3,671	500,019	503,690
Real estate construction and land loans	-	281	-	-	281	107,478	107,759
Installment/consumer loans	36	5	-	-	41	21,000	21,041
Total loans	$2,854	$760	$1,834	$6,955	$12,403	$3,085,850	$3,098,253

There were $1.6 million and $2.4 million of acquired loans that were 30-89 days past due at March 31, 2018 and December 31, 2017, respectively. All loans 90 days or more past due that are still accruing interest represent loans acquired from CNB, FNBNY and Hamptons State Bank (“HSB”) which were recorded at fair value upon acquisition. These loans are considered to be accruing as management can reasonably estimate future cash flows and expects to fully collect the carrying value of these acquired loans. Therefore, the difference between the carrying value of these loans and their expected cash flows is being accreted into income.

Impaired Loans

At March 31, 2018 and December 31, 2017, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $27.1 million and $22.5 million, respectively. The increase in impaired loans was attributable to troubled debt restructurings ("TDRs”) during the 2018 first quarter, partially offset by a decrease in non-accrual loans. During the three months ended March 31, 2018, the Bank modified certain commercial and industrial TDRs totaling $6.7 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at March 31, 2018 and December 31, 2017 for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2018 and 2017:

	March 31, 2018			Three Months Ended March 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$2,073	$2,073	$-	$2,073	$-
Non-owner occupied	9,243	9,243	-	8,973	76
Residential real estate:
Residential mortgages	-	-	-	-	-
Home equity	100	100	-	100	-
Commercial and industrial:
Secured	8,727	9,373	-	8,744	56
Unsecured	5,203	5,203	-	4,932	37
Total with no related allowance recorded	$25,346	$25,992	$-	$24,822	$169

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Residential real estate:
Residential mortgages	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial:
Secured	-	-	-	-	-
Unsecured	1,708	3,235	1,708	1,708	-
Total with an allowance recorded	$1,708	$3,235	$1,708	$1,708	$-

Total:
Commercial real estate:
Owner occupied	$2,073	$2,073	$-	$2,073	$-
Non-owner occupied	9,243	9,243	-	8,973	76
Residential real estate:
Residential mortgages	-	-	-	-	-
Home equity	100	100	-	100	-
Commercial and industrial:
Secured	8,727	9,373	-	8,744	56
Unsecured	6,911	8,438	1,708	6,640	37
Total	$27,054	$29,227	$1,708	$26,530	$169

	December 31, 2017			Three Months Ended March 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$2,073	$2,073	$-	$158	$2
Non-owner occupied	9,089	9,089	-	604	18
Residential real estate:
Residential mortgages	-	-	-	4,139	79
Home equity	100	100	-	131	-
Commercial and industrial:
Secured	7,368	8,013	-	270	8
Unsecured	2,154	2,408	-	196	5
Total with no related allowance recorded	$20,784	$21,683	$-	$5,498	$112

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Residential real estate:
Residential mortgages	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial:
Secured	-	-	-	-	-
Unsecured	1,708	3,235	1,708	32	1
Total with an allowance recorded	$1,708	$3,235	$1,708	$32	$1

Total:
Commercial real estate:
Owner occupied	$2,073	$2,073	$-	$158	$2
Non-owner occupied	9,089	9,089	-	604	18
Residential real estate:
Residential mortgages	-	-	-	4,139	79
Home equity	100	100	-	131	-
Commercial and industrial:
Secured	7,368	8,013	-	270	8
Unsecured	3,862	5,643	1,708	228	6
Total	$22,492	$24,918	$1,708	$5,530	$113

The Bank had one other real estate owned, consisting of $0.2 million at March 31, 2018 compared to none at December 31, 2017.

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

During the three months ended March 31, 2018, the Bank modified six commercial and industrial loans totaling $6.7 million as TDRs compared to two commercial real estate loans as TDRs totaling $7.8 million for the three months ended March 31, 2017. These modifications did not result in a change to the recorded investment of the loans and did not increase the allowance for loan losses for those periods. During the three months ended March 31, 2018 and 2017, there were no charge-offs relating to TDRs and there were no loans modified as TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of March 31, 2018 and December 31, 2017, the Company had $32 thousand and $5 thousand, respectively, of nonaccrual TDRs and $23.2 million and $16.7 million, respectively, of performing TDRs. At March 31, 2018 and December 31, 2017, nonaccrual TDRs were unsecured. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the three months ended March 31, 2018 that did not meet the definition of a TDR. These loans have a total recorded investment at March 31, 2018 of $3.6 million. These loans were to borrowers who were not experiencing financial difficulties.

Purchased Credit Impaired Loans

Loans acquired in a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

At the acquisition date, the purchased credit impaired (“PCI”) loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million, expected cash flows of $28.4 million, and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At March 31, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $3.9 million and $2.6 million, respectively, with a remaining non-accretable difference of $0.7 million. At December 31, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $4.0 million and $2.4 million, respectively, with a remaining non-accretable difference of $0.7 million.

At the acquisition date, the PCI loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield. At March 31, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.5 million and $0.2 million, respectively, with a remaining non-accretable difference of $1.0 million. At December 31, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $7.6 million and $1.0 million, respectively, with a remaining non-accretable difference of $5.3 million.

The following table summarizes the activity in the accretable yield for the PCI loans:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Balance at beginning of period	$2,151	$6,915
Accretion	(1,033)	(1,857)
Reclassification (to) from nonaccretable difference during the period	(161)	275
Accretable discount at end of period	$957	$5,333

7. ALLOWANCE FOR LOAN LOSSES

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310-10, and based on impairment method as of March 31, 2018 and December 31, 2017. The tables include loans acquired from CNB and FNBNY.

	March 31, 2018
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$1,708	$-	$-	$1,708
Collectively evaluated for impairment	11,334	3,002	3,495	12,347	821	105	31,104
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$11,334	$3,002	$3,495	$14,055	$821	$105	$32,812

Loans:
Individually evaluated for impairment	$11,316	$-	$100	$15,638	$-	$-	$27,054
Collectively evaluated for impairment	1,328,676	599,964	492,454	622,646	104,496	19,078	3,167,314
Loans acquired with deteriorated credit quality	-	1,783	599	427	-	-	2,809
Total loans	$1,339,992	$601,747	$493,153	$638,711	$104,496	$19,078	$3,197,177

	December 31, 2017
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$1,708	$-	$-	$1,708
Collectively evaluated for impairment	11,048	4,521	2,438	11,130	740	122	29,999
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707

Loans:
Individually evaluated for impairment	$11,162	$-	$100	$11,230	$-	$-	$22,492
Collectively evaluated for impairment	1,281,837	593,645	463,575	604,329	107,759	21,041	3,072,186
Loans acquired with deteriorated credit quality	907	1,635	589	444	-	-	3,575
Total loans	$1,293,906	$595,280	$464,264	$616,003	$107,759	$21,041	$3,098,253

The following tables represent the changes in the allowance for loan losses for the three months ended March 31, 2018, and 2017, by portfolio segment, as defined under FASB ASC 310-10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	Three Months Ended March 31, 2018
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	1	304	-	-	305
Provision	286	(1,519)	1,056	913	81	(17)	800
Ending balance	$11,334	$3,002	$3,495	$14,055	$821	$105	$32,812

	Three Months Ended March 31, 2017
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904
Charge-offs	-	-	-	(95)	-	-	(95)
Recoveries	-	-	1	7	-	1	9
Provision	(868)	216	(81)	1,449	103	(19)	800
Ending balance	$8,357	$6,480	$1,415	$9,198	$1,058	$110	$26,618

8. PENSION AND POSTRETIREMENT PLANS

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

There were no contributions to the pension plan during the three months ended March 31, 2018 and 2017. There were no contributions to the SERP during the three months ended March 31, 2018 and 2017, respectively. In accordance with the SERP, a retired executive received a distribution from the plan totaling $28 thousand during the three months ended March 31, 2018 and 2017, respectively.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

As described in Note 14. Recent Accounting Pronouncements, during the first quarter of 2018, the Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The Company adopted the guidance in the first quarter of 2018 using the practical expedient that permits an employer to use the amounts disclosed in its pension and postretirement benefit plan note for prior comparative periods as the estimation basis for applying retrospective presentation adjustments. The adoption of this Update resulted in the reclassification of $196 thousand of net periodic benefit credit components other than service cost from salaries and employee benefits expense to other operating expense for the three months ended March 31, 2017. The Company’s service cost component is reported in the Company’s income statement in salaries and employee benefits, which is the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net periodic benefit credit are reported in the other operating expenses income statement line. The change in presentation did not impact the Company’s operating results or financial condition.

The following table sets forth the components of net periodic benefit (credit) cost:

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
(In thousands)	2018	2017	2018	2017
Service cost	$325	$293	$73	$53
Interest cost	197	184	32	26
Expected return on plan assets	(625)	(520)	-	-
Amortization of net loss	83	113	30	13
Amortization of prior service credit	(19)	(19)	-	-
Amortization of transition obligation	-	-	1	7
Net periodic benefit (credit) cost	$(39)	$51	$136	$99

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $0.9 million at March 31, 2018 and December 31, 2017. The repurchase agreements were collateralized by investment securities, of which 51% were U.S. GSE residential collateralized mortgage obligations and 49% were U.S. GSE residential mortgage-backed securities with a carrying amount of $1.7 million at March 31, 2018, and 52% were U.S. GSE residential collateralized mortgage obligations and 48% were U.S. GSE residential mortgage-backed securities with a carrying amount of $1.8 million at December 31, 2017.

Securities sold under agreements to repurchase are financing arrangements with $0.9 million maturing during the second quarter of 2018. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company’s policies, eligible counterparties are defined and monitored to minimize exposure.

10. FEDERAL HOME LOAN BANK ADVANCES

The following tables set forth the contractual maturities and weighted average interest rates of FHLB advances over the next two years at March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Amount	Weighted Average Rate
Contractual Maturity
Overnight	$227,000	2.00%

2018	292,014	2.03%
2019	1,078	0.88%
	293,092	2.02%
Total FHLB advances	$520,092	2.01%

	December 31, 2017
(Dollars in thousands)	Amount	Weighted Average Rate
Contractual Maturity
Overnight	$185,000	1.53%

2018	315,083	1.59%
2019	1,291	0.94%
	316,374	1.59%
Total FHLB advances	$501,374	1.57%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.3 billion and $1.2 billion of residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2018 and December 31, 2017, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.4 billion at March 31, 2018.

11. BORROWED FUNDS

Subordinated Debentures

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.7 million and $78.6 million at March 31, 2018 and December 31, 2017, respectively.

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

Interest rate swaps with notional amounts totaling $290.0 million at March 31, 2018 and December 31, 2017, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Notional amounts	$290,000	$290,000
Weighted average pay rates	1.78%	1.78%
Weighted average receive rates	2.16%	1.61%
Weighted average maturity	2.39 years	2.64 years

Interest expense recorded on these swap transactions totaled $65 thousand and $275 thousand for the three months ended March 31, 2018 and 2017, respectively, and is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the three months ended March 31, 2018, the Company had $65 thousand of reclassifications to interest expense. During the next twelve months, the Company estimates that $1.5 million will be reclassified as a decrease in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2018 and 2017:

			Amount of loss
	Amount of gain	Amount of loss	recognized in other
(In thousands)	recognized in OCI	reclassified from OCI	non-interest income
Interest rate contracts	(Effective Portion)	to interest expense	(Ineffective Portion)
Three months ended March 31, 2018	$2,827	$(65)	$-
Three months ended March 31, 2017	$25	$(275)	$-

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets at the dates indicated:

	March 31, 2018			December 31, 2017
		Fair	Fair		Fair	Fair
	Notional	Value	Value	Notional	Value	Value
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets/(liabilities):
Interest rate swaps related to FHLB advances	$290,000	$5,747	$(131)	$290,000	$3,133	$(410)

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

The following table presents summary information about these interest rate swaps at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Notional amounts	$171,112	$147,967
Weighted average pay rates	4.14%	3.96%
Weighted average receive rates	4.14%	3.96%
Weighted average maturity	12.08 years	12.37 years
Fair value of combined interest rate swaps	$-	$-

Credit-Risk-Related Contingent Features

As of March 31, 2018, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.5 million, while there were no derivatives in a net liability position. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net asset position, the counterparty is required to post collateral against its obligations to the Company under the agreements. However, if the termination value of derivatives is a net liability position, the Company is required to post collateral to the counterparty. At March 31, 2018, the Company received collateral of $6.6 million from its counterparties under the agreements in a net asset position and did not post collateral. If the Company had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of other comprehensive (loss) income and related income tax effects:

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Unrealized holding (losses) gains on available for sale securities	$(8,587)	$1,616
Income tax effect	2,499	(606)
Net change in unrealized (losses) gains on available for sale securities	(6,088)	1,010

Reclassification adjustment for amortization realized in income	95	114
Income tax effect	(28)	(17)
Net change in post-retirement obligation	67	97

Change in fair value of derivatives used for cash flow hedges	2,827	25
Reclassification adjustment for losses realized in income	65	275
Income tax effect	(841)	(126)
Net change in unrealized gains on cash flow hedges	2,051	174

Other comprehensive (loss) income	$(3,970)	$1,281

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes, at the dates indicated:

		Other Comprehensive
(In thousands)	December 31, 2017	Income	March 31, 2018
Unrealized losses on available for sale securities	$(11,337)	$(6,088)	$(17,425)
Unrealized (losses) gain on pension benefits	(5,533)	67	(5,466)
Unrealized gains on cash flow hedges	1,931	2,051	3,982
Accumulated other comprehensive loss, net of income taxes	$(14,939)	$(3,970)	$(18,909)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three months ended March 31, 2018 and 2017:

	Three Months Ended		Affected Line Item
	March 31,	March 31,	in the Consolidated
(In thousands)	2018	2017	Statements of Income

Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	$19	$19	Other operating expenses
Transition obligation	(1)	(7)	Other operating expenses
Actuarial losses	(113)	(126)	Other operating expenses
Realized losses on cash flow hedges	(65)	(275)	Interest expense
Total reclassifications, before income taxes	(160)	(389)
Income tax benefit	47	159	Income tax expense
Total reclassifications, net of income taxes	$(113)	$(230)

14. RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of Accounting Standards Effective in 2018

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively, Accounting Standards Codification 606 (“ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned. These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The majority of the Company’s revenues come from interest income and other sources that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented in services charges and other fees within non-interest income and are recognized as revenue as the Company satisfies its obligations to its customers.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment to retained earnings was recorded at January 1, 2018.

The Company evaluated its customer contracts, which are typically day-to-day contracts where each day represents a renewal of the contract. The Company’s revenue streams accounted for under ASC 606 primarily consist of service charges on deposit accounts and fees for other customer services. The Company’s revenues from transaction-based fees, such as overdraft fees, ATM use fees, stop payment charges, and ACH fees are recognized at the time the transaction is executed, which is the point in time the Company fulfills the customer’s request and satisfies the performance obligation. Account maintenance fees, which relate primarily to monthly service charges, are earned over the course of the month, representing the same period over which the Company satisfies the performance obligation. The Company earns revenues from interchange fees from debit cardholder transactions conducted through the MasterCard payment network. Interchange fees from cardholder transactions are recognized daily, concurrently with the services provided to the cardholder. As a result of the Company’s assessment ASC 606, there is no change in the amount and timing of revenue recognized in the first quarter of 2018.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB amended existing guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). ASU 2016-01 eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These amendments are effective for public business entities for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition; however, it did impact the fair value disclosures included in Note 5.

ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB amended existing guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The line item used in the income statement to present the other components of net benefit cost must be disclosed. Additionally, only the service cost component of net benefit cost is eligible for capitalization, if applicable. For public business entities, like the Company, ASU 2017-07 was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The amendment requires disclosure that the practical expedient was used. The Company adopted the guidance in the first quarter of 2018 using the practical expedient for prior comparative periods. The change in presentation did not impact the Company’s operating results or financial condition. Refer to Note 8. Pension and Postretirement Plans for further details of the components of net periodic benefit cost.

ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting

In May 2017, the FASB provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 did not impact the Company’s Consolidated Financial Statements.

Standards Effective in 2019

ASU 2016-02, Leases (Topic 842)

In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, the lessor accounting model and Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of ASU 2016-02 on the consolidated financial statements. Based on leases outstanding at March 31, 2018, the Company does not expect the updates to have a material impact on the income statement, but does anticipate the adoption of ASU 2016-02 will result in an increase in the Company’s Consolidated Balance Sheets as a result of recognizing right-of-use assets and lease liabilities.

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

Standards Effective in 2020

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

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities that are an SEC filer, like the Company, for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments. The adoption of ASU 2017-04 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; the Company’s ability to successfully integrate acquired entities; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Significant Recent Events

Charter Conversion and Branch Rationalization

In the fourth quarter 2017, the Company executed on two major initiatives: identifying and executing a branch rationalization strategy and the finalization of the Bank’s charter conversion from a national bank to a New York chartered commercial bank effective December 31, 2017. In connection with its charter conversion, the Bank obtained approval from the Federal Reserve Bank of New York to remain a member bank of the Federal Reserve System. Following an assessment of the Company’s branch network to ensure it is covering its markets efficiently, the Company identified six branches that it closed in the first quarter of 2018. As a result, the Company recorded a restructuring charge of $8.0 million in the fourth quarter 2017, with $7.7 million attributable to existing lease obligations, employee severance, and other related branch charges. The impact on pre-tax income for the year ending December 31, 2018, in the form of cost savings is expected to be $4.0 million, with an expected payback period of no more than 24 months.

Quarterly Highlights

•	Net income for the first quarter of 2018 was $12.1 million and $0.61 per diluted share, compared to $9.2 million and $0.47 per diluted share for the first quarter of 2017.

•	Net interest income increased to $34.5 million for the first quarter of 2018 compared to $30.5 million in 2017.

•	Net interest margin was 3.40% the first quarter of 2018 compared to 3.36% for the 2017 period.

•	Loans held for investment at March 31, 2018 totaled $3.2 billion, an increase of $99.1 million, or 3.2%, from December 31, 2017 and an increase of $544.4 million, or 20.5%, over March 31, 2017.

•	Total assets of $4.5 billion at March 31, 2018, increased $70.6 million compared to December 31, 2017 and increased $435.6 million compared to March 31, 2017.

•	Deposits of $3.4 billion at March 31, 2018, increased $96.7 million over December 31, 2017 and increased $448.4 million compared to March 31 2017.

•	Allowance for loan losses was 1.02% of loans at March 31, 2018 and December 31, 2017.

•	A cash dividend of $0.23 per share was declared in April 2018 for the first quarter.

Challenges and Opportunities

In March 2018, in view of realized and expected labor market conditions and inflation, the Federal Open Market Committee (“FOMC”) decided to raise the target range for the federal funds rate to 1.50 to 1.75 percent. The FOMC’s stance on monetary policy remains accommodative, thereby supporting strong labor market conditions and a sustained return to two percent inflation. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and two percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. The FOMC will carefully monitor actual and expected inflation developments relative to its symmetric inflation goal. The FOMC stated its expectation that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.

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

The Credit Risk Management Committee (“CRMC”) is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2018 and December 31, 2017, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended March 31, 2018 was $12.1 million and $0.61 per diluted share as compared to $9.2 million and $0.47 per diluted share for the same period in 2017.   Changes in net income for the three months ended March 31, 2018 compared to March 31, 2017 include: (i) a $4.1 million, or 13.4%, increase in net interest income; (ii) a $2.3 million, or 11.3%, increase in non-interest expense; and (iii) a $1.1 million, or 26.3%, decrease in income tax expense.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends on the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods on a tax equivalent basis based on the U.S. federal statutory tax rate. The Tax Act lowered the U.S. federal statutory tax rate from 35% to 21% effective as of January 1, 2018. The Company’s tax equivalent adjustment to interest income decreased in the first quarter of 2018 as a result of the lower federal statutory tax rate in 2018. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include nonaccrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities.”

	Three Months Ended March 31,
	2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$3,127,900	$35,660	4.62%	$2,587,999	$29,478	4.62%
Mortgage-backed securities, CMOs and other asset-backed securities	686,539	3,724	2.20	749,521	3,817	2.07
Taxable securities	199,688	1,492	3.03	227,537	1,499	2.67
Tax exempt securities (2)	83,065	564	2.75	94,472	724	3.11
Deposits with banks	23,108	90	1.58	21,411	46	0.87
Total interest earning assets (2)	4,120,300	41,530	4.09	3,680,940	35,564	3.92
Non interest earning assets:
Cash and due from banks	67,222			66,316
Other assets	287,671			280,511
Total assets	$4,475,193			$4,027,767

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,843,025	$2,514	0.55%	$1,634,627	$1,551	0.38%
Certificates of deposit of $100,000 or more	155,649	517	1.35	128,042	379	1.20
Other time deposits	66,371	195	1.19	79,334	178	0.91
Federal funds purchased and repurchase agreements	151,647	606	1.62	143,565	316	0.89
Federal Home Loan Bank advances	428,247	1,858	1.76	404,252	1,149	1.15
Subordinated debentures	78,653	1,135	5.85	78,514	1,135	5.86
Junior subordinated debentures	-	-	-	2,710	48	7.18
Total interest bearing liabilities	2,723,592	6,825	1.02	2,471,044	4,756	0.78
Non-interest bearing liabilities:
Demand deposits	1,262,989			1,094,786
Other liabilities	37,838			30,464
Total liabilities	4,024,419			3,596,294
Stockholders' equity	450,774			431,473
Total liabilities and stockholders' equity	$4,475,193			$4,027,767

Net interest income/interest rate spread (2)(3)		34,705	3.07%		30,808	3.14%

Net interest earning assets/net interest margin (2)(4)	$1,396,708		3.42%	$1,209,896		3.39%

Tax equivalent adjustment		(166)	(0.02)		(347)	(0.03)

Net interest income/net interest margin (4)		$34,539	3.40%		$30,461	3.36%

Ratio of interest earning assets to interest bearing liabilities			151.28%			148.96%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis based on the U.S. statutory rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three Months Ended
	March 31, 2018 Over 2017
	Changes Due To
(In thousands)	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)(2)	$6,182	$-	$6,182
Mortgage-backed securities, CMOs and other asset-backed securities	(1,168)	1,075	(93)
Taxable securities	(783)	776	(7)
Tax exempt securities (2)	(82)	(78)	(160)
Deposits with banks	4	40	44
Total interest income on interest earning assets (2)	4,153	1,813	5,966

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	214	749	963
Certificates of deposit of $100,000 or more	87	51	138
Other time deposits	(148)	165	17
Federal funds purchased and repurchase agreements	19	271	290
Federal Home Loan Bank advances	71	638	709
Subordinated debentures	8	(8)	-
Junior subordinated debentures	(48)	-	(48)
Total interest expense on interest bearing liabilities	203	1,866	2,069
Net interest income (2)	$3,950	$(53)	$3,897

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis based on the U.S. statutory rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively.

Analysis of Net Interest Income for the Three Months Ended March 31, 2018 and 2017

Net interest income was $34.5 million for the three months ended March 31, 2018 compared to $30.5 million for the three months ended March 31, 2017. Average net interest earning assets increased $186.8 million to $1.4 billion for the three months ended March 31, 2018 compared to $1.2 billion for the three months ended March 31, 2017. The increase in average net interest earning assets reflects organic growth in loans, partially offset by increases in average deposits and average borrowings. The net interest margin increased to 3.40% for the three months ended March 31, 2018 compared to 3.36% for the three months ended March 31, 2017. The increase in the net interest margin for 2018 compared to 2017 reflects the higher average yield on interest earning assets primarily due to loan portfolio growth, partially offset by higher overall funding costs due in part to the Fed Funds rate increases in the year ended December 31, 2017 and March 2018.

Interest income increased $6.2 million, or 17.5%, to $41.4 million for the three months ended March 31, 2018 from $35.2 million for the same period in 2017, as average interest earning assets increased $439.4 million, or 11.9%, to $4.1 billion for the three months ended March 31, 2018 compared to $3.7 billion for the same period in 2017. The increase in average interest earning assets for the three months ended March 31, 2018 compared to 2017 reflects organic growth in loans. The tax adjusted average yield on interest earning assets was 4.09% for the quarter ended March 31, 2018 compared to 3.92% for the quarter ended March 31, 2017.

Interest income on loans increased $6.2 million to $35.6 million for the three months ended March 31, 2018 over 2017, due to growth in the loan portfolio. For the three months ended March 31, 2018, average loans grew by $539.9 million, or 20.9%, to $3.1 billion as compared to $2.6 billion for the same period in 2017. The increase in average loans was the result of organic growth in commercial real estate mortgage loans, residential mortgage loans, commercial and industrial loans, multi-family mortgage loans, and real estate construction and land loans. The tax adjusted yield on average loans was 4.62% for the first quarter of 2018 and 2017. The Bank remains committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities was $5.7 million for the three months ended March 31, 2018 and $5.8 million for the three months ended March 31, 2017. Interest income on securities included net amortization of premiums on securities of $1.3 million for the three months ended March 31, 2018 compared to $1.7 million for the same period in 2017. For the three months ended March 31, 2018, average total investments decreased by $102.2 million, or 9.5%, to $1.0 billion as compared to $1.1 billion for the same period in 2017. The tax adjusted average yield on total securities was 2.42% for the three months ended March 31, 2018 and 2.29% for the three months ended March 31, 2017.

Total interest expense increased to $6.8 million for the three months ended March 31, 2018 as compared to $4.8 million for the same period in 2017. The increase in interest expense for the three months ended March 31, 2018 is a result of the increase in the cost of average interest bearing liabilities coupled with an increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 1.02% for the three months ended March 31, 2018 and 0.78% for the three months ended March 31, 2017. The increase in the cost of average interest bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in March 2017, June 2017, December 2017 and March 2018. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, an increase in short term interest rates initially results in a decrease in net interest income.  The Company began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, the large percentages of deposits in money market accounts reprice at short-term market rates, making the balance sheet more liability sensitive. The Bank continues its prudent management of deposit pricing. Average total interest bearing liabilities increased $252.5 million, or 10.2%, to $2.7 billion for the three months ended March 31, 2018 compared to $2.5 billion for the same period in 2017 due to increases in both average deposits and average borrowings.

For the three months ended March 31, 2018, average total deposits increased by $391.2 million to $3.3 billion as compared to average total deposits of $2.9 billion for the three months ended March 31, 2017 due to increases in average savings, NOW and money market accounts, average demand deposits, and average certificates of deposit. The average balance of savings, NOW and money market accounts increased $208.4 million, or 12.7%, to $1.8 billion for the three months ended March 31, 2018 compared to $1.6 billion for the three months ended March 31, 2017. The cost of average savings, NOW and money market deposits was 0.55% for the 2018 first quarter compared to 0.38% for the 2017 first quarter. Average demand deposits increased $168.2 million, or 15.4%, to $1.3 billion for the three months ended March 31, 2018 as compared to $1.1 billion for the same period in 2017. Average balances in certificates of deposit increased $14.6 million, or 7.1%, to $222.0 million for the three months ended March 31, 2018 compared to $207.4 million for the three months ended March 31, 2017. The cost of average certificates of deposit increased to 1.30% for the three months ended March 31, 2018 compared to 1.09% for the same period in 2017. Average public fund deposits comprised 18.0% of total average deposits during the 2018 first quarter and 18.5% for the 2017 first quarter.

Average federal funds purchased and repurchase agreements increased $8.1 million, or 5.6%, to $151.6 million for the three months ended March 31, 2018 compared to $143.6 million for the same period in 2017. The cost of average federal funds purchased and repurchase agreements was 1.62% for the 2018 first quarter compared to 0.89% for the 2017 first quarter. Average FHLB advances increased $24.0 million, or 5.9%, to $428.2 million for the three months ended March 31, 2018 compared to $404.3 million for the three months ended March 31, 2017. Average junior subordinated debentures for the three months ended March 31, 2018 was zero compared to $2.7 million for the same period in 2017. The junior subordinated debentures were redeemed in January 2017.

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

Based on the Company’s continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $0.8 million was recorded during the three months ended March 31, 2018 and 2017. Net recoveries were $0.3 million for the quarter ended March 31, 2018 compared to net charge-offs of $0.1 million for the quarter ended March 31, 2017. The ratio of the allowance for loan losses to nonaccrual loans was 540%, 456% and 2,118%, at March

31, 2018, December 31, 2017, and March 31, 2017, respectively. The allowance for loan losses increased to $32.8 million at March 31, 2018 as compared to $31.7 million at December 31, 2017 and $26.6 million at March 31, 2017. The allowance as a percentage of total loans was 1.02% at March 31, 2018, compared to 1.02% at December 31, 2017 and 1.00% at March 31, 2017. The increase in the allowance for loan losses from December 31, 2017 reflects loan portfolio growth, coupled with an increase in substandard loans. The increase in the allowance for loan losses from March 31, 2017 reflects portfolio growth, coupled with an increase in specific reserves on impaired loans and the impact of the significant increase in charge-offs experienced during the 2017 fourth quarter. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $90.3 million, or 2.8%, of total loans at March 31, 2018 were categorized as classified loans compared to $85.3 million, or 2.8%, at December 31, 2017 and $95.7 million, or 3.6%, at March 31, 2017. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At March 31, 2018, $34.7 million of classified loans were commercial real estate (“CRE”) loans. Of the $34.7 million of CRE loans, $30.1 million were current and $4.6 million were past due. At March 31, 2018, $8.2 million of classified loans were residential real estate loans, with $7.3 million current and $0.9 million past due. Commercial, industrial, and agricultural loans represented $47.1 million of classified loans, with $44.2 million current and $2.9 million past due. Taxi medallion loans represented $24.5 million of the classified commercial, industrial and agricultural loans at March 31, 2018. All of the Bank’s taxi medallion loans are collateralized by New York City – Manhattan medallions and have personal guarantees. All taxi medallion loans were current as of March 31, 2018 except one which was nonaccrual.  No new originations of taxi medallion loans are currently planned and management expects these balances to decline through amortization and pay-offs. There was $0.3 million of classified real estate construction and land loans, all of which are current.

CRE loans, including multi-family loans, represented $1.9 billion, or 60.7%, of the total loan portfolio at March 31, 2018 compared to $1.9 billion, or 61.0%, at December 31, 2017 and $1.6 billion, or 59.1%, at March 31, 2017. The Bank’s underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

As of March 31, 2018 and December 31, 2017, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $27.1 million and $22.5 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The increase in impaired loans from December 31, 2017 was attributable to TDRs during the 2018 first quarter, partially offset by a decrease in non-accrual loans. During the three months ended March 31, 2018, the Bank modified certain commercial and industrial loans as TDRs totaling $6.7 million. These TDR loans are current and are classified as performing TDRs at March 31, 2018.

Nonaccrual loans were $6.1 million, or 0.19%, of total loans at March 31, 2018, and $7.0 million, or 0.22%, of total loans at December 31, 2017. TDRs represent $32 thousand of the nonaccrual loans at March 31, 2018 compared to $5 thousand at December 31, 2017.

The Bank’s other real estate owned at March 31, 2018 was $0.2 million, consisting of one property, compared to none at December 31, 2017.

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Beginning balance	$31,707	$25,904
Charge-offs:
Residential real estate mortgage loans	-	-
Commercial, industrial and agricultural loans	-	(95)
Installment/consumer loans	-	-
Total	-	(95)
Recoveries:
Commercial real estate mortgage loans	-	-
Residential real estate mortgage loans	1	1
Commercial, industrial and agricultural loans	304	7
Installment/consumer loans	-	1
Total	305	9
Net recoveries (charge-offs)	305	(86)
Provision for loan losses charged to operations	800	800
Ending balance	$32,812	$26,618

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan classification at the dates indicated:

	March 31, 2018		December 31, 2017
		Percentage of Loans		Percentage of Loans
(Dollars in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial real estate mortgage loans	$11,334	41.9%	$11,048	41.7%
Multi-family mortgage loans	3,002	18.8	4,521	19.2
Residential real estate mortgage loans	3,495	15.4	2,438	15.0
Commercial, industrial & agricultural loans	14,055	20.0	12,838	19.9
Real estate construction and land loans	821	3.3	740	3.5
Installment/consumer loans	105	0.6	122	0.7
Total	$32,812	100.0%	$31,707	100.0%

Non-Interest Income

For the three months ended March 31, 2018, total non-interest income was $4.1 million, unchanged compared to the three months ended March 31, 2017, reflecting a lower gain on sale of Small Business Administration (“SBA”) loans of $0.2 million, partially offset by a $0.1 million increase in service charges and other fees and a $0.1 million increase in other operating income.

Non-Interest Expense

Total non-interest expense increased $2.3 million to $22.6 million during the three months ended March 31, 2018 compared to $20.3 million over the same period in 2017. The increase was primarily due to higher salaries and benefits, professional services, technology and communications, other operating expenses, FDIC assessments, and marketing and advertising, partially offset by lower occupancy and equipment and amortization of intangible assets.

Salaries and benefits increased $1.3 million to $12.8 million for the three months ended March 31, 2018 compared to $11.5 million for the same period in 2017. The increase in salaries and benefits in the first quarter of 2018 versus the first quarter of 2017 is primarily due to additional staff related to business development and risk management. Occupancy and equipment decreased $0.2 million to $3.2 million for the three months ended March 31, 2018 compared to $3.4 million for the same period in 2017. The decrease in occupancy and equipment expense in the first quarter of 2018 versus the first quarter of 2017 reflects the cost savings related to the execution of the Company’s branch rationalization strategy. Professional services increased $0.4 million to $1.2 million for the three months ended March 31, 2018, compared to $0.8 million for the same period in 2017. Technology and communications increased $0.3 million to $1.6 million for the three months ended March 31, 2018 compared to $1.3 million for the same period in the prior year. Other operating expenses increased $0.2 million to $2.0 million for the three months ended March 31, 2018 compared to $1.8 million for the same period in 2017. FDIC assessments increased to $0.5 million for the three months ended March 31, 2018 from $0.3 million for the same period in 2017. Marketing and advertising were $1.0 million for the three months ended March 31, 2018 compared to $0.9 million for the same period in 2017. Amortization of other intangible assets was $0.2 million compared to $0.3 million for the same period in 2017.

Income Taxes

Income tax expense was $3.2 million for the three months ended March 31, 2018 compared to $4.3 million for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was 20.9% compared to 32.0% for the same period last year. The decrease in effective tax rate in 2018 compared to 2017 was due to the enactment of the Tax Act in the fourth quarter of 2017.

Financial Condition

Total assets of the Company increased $70.6 million to $4.5 billion at March 31, 2018 compared to December 31, 2017. Cash and cash equivalents increased $4.3 million, or 4.5%, to $99.0 million at March 31, 2018 compared to $94.7 million at December 31, 2017. Total securities decreased $37.8 million to $938.3 million at March 31, 2018 compared to December 31, 2017. Net loans increased $98.0 million, or 3.2%, to $3.2 billion compared to December 31, 2017. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management. Total deposits increased $96.7 million to $3.4 billion at March 31, 2018, compared to $3.3 billion at December 31, 2017. Savings, NOW and money market deposits increased $151.0 million to $1.9 billion at March 31, 2018 from $1.8 billion at December 31, 2017. Certificates of deposit increased $60.4 million to $282.7 million at March 31, 2018 from $222.4 million at December 31, 2017. Demand deposits decreased $114.7 million to $1.2 billion as of March 31, 2018 compared to $1.3 billion at December 31, 2017. Federal funds purchased were zero at March 31, 2018 compared to $50.0 million at December 31, 2017. Federal Home Loan Bank advances increased $18.7 million to $520.1 million at March 31, 2018 compared to $501.4 million at December 31, 2017.

Stockholders’ equity was $433.3 million at March 31, 2018, an increase of $4.1 million, or 1.0%, from December 31, 2017, primarily due to net income of $12.1 million, share based compensation of $0.8 million, and proceeds from the issuance of shares of common stock under the dividend reinvestment plan of $0.2 million, partially offset by $4.6 million in dividends and an increase in accumulated other comprehensive loss, net of deferred income taxes, of $4.0 million. In April 2018, the Company declared a quarterly dividend of $0.23 per share and continues its long-term trend of uninterrupted dividends.

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

The Company’s principal sources of liquidity included cash and cash equivalents of $6.2 million as of March 31, 2018, and dividend capabilities from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the three months ended March 31, 2018, the Bank paid $5.0 million in cash dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of March 31, 2018, the Bank has $56.2 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company did not make any capital contributions to the Bank during the three months ended March 31, 2018.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At March 31, 2018, the Bank had aggregate lines of credit of $380.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $360.0 million is available on an unsecured basis. As of March 31, 2018, the Bank had no overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of March 31, 2018, the Bank had $227.0 million outstanding in FHLB overnight borrowings and $293.1 million outstanding in FHLB term borrowings. As of December 31, 2017, the Bank had $185.0 million outstanding in FHLB overnight borrowings and $316.4 million outstanding in FHLB term borrowings. The Bank had $0.9 million at March 31, 2018 and December 31, 2017, of securities sold under agreements to repurchase outstanding with customers and nothing outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of March 31, 2018, the Bank had $105.0 million outstanding in brokered certificates of deposit and $170.0 million outstanding in brokered money market accounts. As of December 31, 2017, the Bank had $44.9 million outstanding in brokered certificates of deposit and $163.2 million outstanding in brokered money market accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at March 31, 2018 and December 31, 2017.

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

As of March 31, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at March 31, 2018 and December 31, 2017:

	March 31, 2018
							Minimum To Be Well
					Minimum Capital		Capitalized Under Prompt
	Actual Capital		Minimum Capital Adequacy Requirement		Adequacy Requirement with Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$343,502	10.0%	$155,018	4.5%	$219,609	6.375%	n/a	n/a
Bank	415,891	12.1	155,012	4.5	219,601	6.375	$223,906	6.5%
Total capital to risk weighted assets:
Consolidated	456,590	13.3	275,588	8.0	340,179	9.875	n/a	n/a
Bank	448,979	13.0	275,577	8.0	340,166	9.875	344,471	10.0
Tier 1 capital to risk weighted assets:
Consolidated	343,502	10.0	206,691	6.0	271,282	7.875	n/a	n/a
Bank	415,891	12.1	206,683	6.0	271,271	7.875	275,577	8.0
Tier 1 capital to average assets:
Consolidated	343,502	7.9	174,858	4.0	n/a	n/a	n/a	n/a
Bank	415,891	9.5	174,792	4.0	n/a	n/a	218,490	5.0

	December 31, 2017
							Minimum To Be Well
					Minimum Capital		Capitalized Under Prompt
	Actual Capital		Minimum Capital Adequacy Requirement		Adequacy Requirement with Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$336,393	10.0%	$152,011	4.5%	$194,237	5.75%	n/a	n/a
Bank	408,089	12.1	152,002	4.5	194,224	5.75	$219,558	6.5%
Total capital to risk weighted assets:
Consolidated	448,376	13.3	270,242	8.0	312,468	9.25	n/a	n/a
Bank	440,072	13.0	270,225	8.0	312,448	9.25	337,781	10.0
Tier 1 capital to risk weighted assets:
Consolidated	336,393	10.0	202,682	6.0	244,907	7.25	n/a	n/a
Bank	408,089	12.1	202,669	6.0	244,892	7.25	270,225	8.0
Tier 1 capital to average assets:
Consolidated	336,393	7.9	170,440	4.0	n/a	n/a	n/a	n/a
Bank	408,089	9.6	170,441	4.0	n/a	n/a	213,051	5.0

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

At March 31, 2018, $788.5 million, or 87.4%, of the Company’s available for sale and held to maturity securities had fixed interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at March 31, 2018:

	Potential Change
Change in Interest	in Future Net
Rates in Basis Points	Interest Income
(Dollars in thousands)	Year 1		Year 2
	$ Change	% Change	$ Change	% Change
200	$(4,387)	(3.25)%	$4,290	3.17%
100	$(2,142)	(1.58)%	$4,749	3.51%
Static	-	-	-	-
-100	$1,638	1.21%	$5,669	4.19%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income by 3.25 percent in year 1 and increase net interest income by 3.17 percent in year 2. The Company’s balance sheet sensitivity to such a move in interest rates at March 31, 2018 decreased as compared to March 31, 2017 (which was a decrease of 4.91 percent in net interest income over a twelve-month period). This decrease is the result of a higher proportion of the Company’s assets repricing to market rates, coupled with a large increase in demand deposits and the Company’s ability to hold the costs of interest bearing deposits to below market rates. Overall, the strategy for the Bank remains focused on reducing its exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 3.59 at March 31, 2017 to 3.42 at March 31, 2018, but increased from 3.23 at December 31, 2017. Additionally, the Bank has increased its use of swaps to extend liabilities. The Company believes that its strong core funding profile also provides protection from rising rates due to the ability of the Bank to lag increases in the rates paid to on these accounts to market rates.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)       Stock Repurchases.

The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended March 31, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2018 through January 31, 2018	123	$37.09	-	167,041
February 1, 2018 through February 28, 2018	11,760	$33.94	-	167,041
March 1, 2018 through March 31, 2018	657	$33.99	-	167,041

Total	12,540	$33.97	-	167,041

(1) Represents shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.

(2) The Board of Directors approved a stock repurchase program on March 27, 2006 that authorized the repurchase of 309,000 shares. No shares were purchased under this program during the quarter ended March 31, 2018. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended March 31, 2018.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101	The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018, filed on May 9, 2018, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017, (iv) Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017, and (vi) the Condensed Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

May 9, 2018	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

May 9, 2018	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer

