Form 10-Q
period 2018-06-30
BRIDGE BANCORP INC
filed 2018-08-08
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 19,785,248 shares of common stock outstanding as of July 31, 2018.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and due from banks	$74,255	$76,614
Interest earning deposits with banks	31,636	18,133
Total cash and cash equivalents	105,891	94,747

Securities available for sale, at fair value	659,076	759,916
Securities held to maturity (fair value of $165,606 and $179,885, respectively)	169,717	180,866
Total securities	828,793	940,782

Securities, restricted	26,747	35,349

Loans held for sale	6,338	-

Loans held for investment	3,180,676	3,102,752
Allowance for loan losses	(31,652)	(31,707)
Loans, net	3,149,024	3,071,045

Premises and equipment, net	36,043	33,505
Accrued interest receivable	11,625	11,652
Goodwill	105,950	105,950
Other intangible assets	4,866	5,214
Prepaid pension	10,141	9,936
Bank owned life insurance	88,594	87,493
Other real estate owned	175	-
Other assets	40,598	34,329
Total assets	$4,414,785	$4,430,002

Liabilities
Demand deposits	$1,307,325	$1,338,701
Savings, NOW and money market deposits	1,919,653	1,773,478
Certificates of deposit of $100,000 or more	119,774	158,584
Other time deposits	206,445	63,780
Total deposits	3,553,197	3,334,543

Federal funds purchased	-	50,000
Repurchase agreements	1,437	877
Federal Home Loan Bank advances	300,863	501,374
Subordinated debentures, net	78,711	78,641
Other liabilities and accrued expenses	40,822	35,367
Total liabilities	3,975,030	4,000,802

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	-	-
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,798,989 and 19,719,575 shares issued, respectively; and 19,785,889 and 19,709,360 shares outstanding, respectively)	198	197
Surplus	349,538	347,691
Retained earnings	106,206	96,547
Treasury stock at cost, 13,100 and 10,215 shares, respectively	(441)	(296)
	455,501	444,139
Accumulated other comprehensive loss, net of income taxes	(15,746)	(14,939)
Total stockholders' equity	439,755	429,200
Total liabilities and stockholders' equity	$4,414,785	$4,430,002

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans (including fee income)	$35,770	$30,252	$71,383	$59,635
Mortgage-backed securities, CMOs and other asset-backed securities	3,825	3,898	7,549	7,715
U.S. GSE securities	243	301	522	601
State and municipal obligations	747	1,010	1,559	2,005
Corporate bonds	358	293	713	583
Deposits with banks	106	71	196	117
Other interest and dividend income	502	409	993	795
Total interest income	41,551	36,234	82,915	71,451

Interest expense:
Savings, NOW and money market deposits	3,438	1,812	5,952	3,363
Certificates of deposit of $100,000 or more	582	431	1,099	810
Other time deposits	493	179	688	357
Federal funds purchased and repurchase agreements	57	355	1,172	671
Federal Home Loan Bank advances	1,917	1,529	3,266	2,678
Subordinated debentures	1,135	1,135	2,270	2,270
Junior subordinated debentures	-	-	-	48
Total interest expense	7,622	5,441	14,447	10,197

Net interest income	33,929	30,793	68,468	61,254
Provision for loan losses	400	950	1,200	1,750
Net interest income after provision for loan losses	33,529	29,843	67,268	59,504

Non-interest (loss) income:
Service charges and other fees	2,562	2,220	4,725	4,270
Net securities losses	(7,921)	-	(7,921)	-
Title fee income	450	541	955	1,091
Gain on sale of loans	322	-	322	-
Gain on sale of Small Business Administration loans	691	799	1,062	1,342
BOLI income	555	567	1,101	1,127
Other operating income	763	382	1,291	801
Total non-interest (loss) income	(2,578)	4,509	1,535	8,631

Non-interest expense:
Salaries and employee benefits	13,055	11,592	25,867	23,092
Occupancy and equipment	3,205	3,439	6,448	6,837
Technology and communications	1,568	1,390	3,211	2,725
Marketing and advertising	1,240	1,577	2,202	2,488
Professional services	881	642	2,093	1,423
FDIC assessments	436	332	900	643
Amortization of other intangible assets	242	274	488	553
Other operating expenses	1,880	1,760	3,896	3,541
Total non-interest expense	22,507	21,006	45,105	41,302

Income before income taxes	8,444	13,346	23,698	26,833
Income tax expense	1,701	4,505	4,882	8,821
Net income	$6,743	$8,841	$18,816	$18,012
Basic earnings per share	$0.34	$0.45	$0.95	$0.91
Diluted earnings per share	$0.34	$0.45	$0.95	$0.91

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$6,743	$8,841	$18,816	$18,012
Other comprehensive income (loss):
Change in unrealized net gains (losses) on securities available for sale, net of reclassifications and deferred income taxes	2,616	1,533	(3,472)	2,543
Adjustment to pension liability, net of reclassifications and deferred income taxes	68	66	135	163
Unrealized gains (losses) on cash flow hedges, net of reclassifications and deferred income taxes	479	(547)	2,530	(373)
Total other comprehensive income (loss)	3,163	1,052	(807)	2,333
Comprehensive income	$9,906	$9,893	$18,009	$20,345

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (unaudited) (In thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$197	$347,691	$96,547	$(296)	$(14,939)	$429,200
Net income			18,816			18,816
Shares issued under the dividend reinvestment plan		468				468
Stock awards granted and distributed	1	(523)		522		-
Stock awards forfeited		115		(115)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(552)		(552)
Share based compensation expense		1,787				1,787
Cash dividend declared, $0.46 per share			(9,157)			(9,157)
Other comprehensive loss, net of deferred income taxes					(807)	(807)
Balance at June 30, 2018	$198	$349,538	$106,206	$(441)	$(15,746)	$439,755

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	$191	$329,427	$91,594	$(161)	$(13,064)	$407,987
Net income			18,012			18,012
Shares issued under the dividend reinvestment plan		469				469
Shares issued for trust preferred securities conversions (529,292 shares)	5	14,944				14,949
Stock awards granted and distributed	1	(416)		415		-
Stock awards forfeited		20		(20)		-
Repurchase of surrendered stock from vesting of restricted stock awards				(264)		(264)
Share based compensation expense		1,324				1,324
Cash dividend declared, $0.46 per share			(9,103)			(9,103)
Other comprehensive income, net of deferred income taxes					2,333	2,333
Balance at June 30, 2017	$197	$345,768	$100,503	$(30)	$(10,731)	$435,707

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$18,816	$18,012
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	1,750
Depreciation and amortization of premises and equipment	1,897	1,900
Net (accretion) and other amortization	(1,444)	(3,949)
Net amortization on securities	2,507	3,291
Increase in cash surrender value of bank owned life insurance	(1,101)	(1,127)
Amortization of intangible assets	488	553
Share based compensation expense	1,787	1,324
Net securities losses	7,921	-
Decrease in accrued interest receivable	27	504
Small Business Administration ("SBA") loans originated for sale	(19,446)	(14,483)
Proceeds from sale of the guaranteed portion of SBA loans	14,417	16,123
Gain on sale of the guaranteed portion of SBA loans	(1,062)	(1,342)
Gain on sale of loans	(322)	-
Decrease (increase) in other assets	279	(2,203)
Increase in accrued expenses and other liabilities	2,929	3,636
Net cash provided by operating activities	28,893	23,989

Cash flows from investing activities:
Purchases of securities available for sale	(194,835)	(73,916)
Purchases of securities, restricted	(481,422)	(303,890)
Purchases of securities held to maturity	(1,000)	(2,031)
Proceeds from sales of securities available for sale	230,372	-
Redemption of securities, restricted	490,024	299,814
Maturities, calls and principal payments of securities available for sale	50,431	59,170
Maturities, calls and principal payments of securities held to maturity	11,696	20,756
Net increase in loans	(118,281)	(192,825)
Proceeds from loan sale	40,133	-
Purchase of premises and equipment	(4,435)	(1,685)
Net cash provided by (used in) investing activities	22,683	(194,607)

Cash flows from financing activities:
Net increase in deposits	218,676	133,646
Net decrease in federal funds purchased	(50,000)	(50,000)
Net (decrease) increase in Federal Home Loan Bank advances	(200,427)	67,479
Repayment of junior subordinated debentures	-	(352)
Net increase in repurchase agreements	560	57
Net proceeds from issuance of common stock	468	469
Repurchase of surrendered stock from vesting of restricted stock awards	(552)	(264)
Cash dividends paid	(9,157)	(9,103)
Net cash (used in) provided by financing activities	(40,432)	141,932

Net increase (decrease) in cash and cash equivalents	11,144	(28,686)
Cash and cash equivalents at beginning of period	94,747	113,838
Cash and cash equivalents at end of period	$105,891	$85,152

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$14,382	$10,498
Income taxes	$2,471	$165

Non-cash investing and financing activities:
Conversion of junior subordinated debentures	$-	$15,350
Transfers from portfolio loans to other real estate owned	$175	$-

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

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table presents the computation of EPS for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income	$6,743	$8,841	$18,816	$18,012
Dividends paid on and earnings allocated to participating securities	(148)	(182)	(405)	(360)
Income attributable to common stock	$6,595	$8,659	$18,411	$17,652

Weighted average common shares outstanding, including participating securities	19,884	19,781	19,859	19,725
Weighted average participating securities	(445)	(410)	(433)	(401)
Weighted average common shares outstanding	19,439	19,371	19,426	19,324
Basic earnings per common share	$0.34	$0.45	$0.95	$0.91

Income attributable to common stock	$6,595	$8,659	$18,411	$17,652
Impact of assumed conversions - interest on 8.5% trust preferred securities	-	-	-	32
Income attributable to common stock including assumed conversions	$6,595	$8,659	$18,411	$17,684

Weighted average common shares outstanding	19,439	19,371	19,426	19,324
Incremental shares from assumed conversions of options and restricted stock units	29	23	27	20
Incremental shares from assumed conversions of 8.5% trust preferred securities	-	-	-	35
Weighted average common and equivalent shares outstanding	19,468	19,394	19,453	19,379
Diluted earnings per common share	$0.34	$0.45	$0.95	$0.91

There were 47,393 stock options outstanding at June 30, 2018 that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2018 because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were no stock options outstanding at June 30, 2017.

There were no restricted stock units that were antidilutive for the three months ended June 30, 2018 and 2017. There were zero and 20,084 restricted stock units that were antidilutive for the six months ended June 30, 2018 and 2017, respectively.

The $15.7 million in trust preferred securities outstanding at December 31, 2016 were redeemed effective January 18, 2017 and therefore were not included in the computation of diluted earnings per share for the three months ended June 30, 2017, but were dilutive for the six months ended June 30, 2017 and therefore were included in the computation of diluted earnings per share for that period.

3. STOCK BASED COMPENSATION PLANS

The Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (“2012 SBIP”) provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The 2012 SBIP superseded the Bridge Bancorp, Inc. 2006 Equity Incentive Plan. The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2012 SBIP is 525,000 plus 278,385 shares that were remaining under the 2006 Equity Incentive Plan. Of the total 803,385 shares of common stock approved for issuance under the 2012 SBIP, 273,585 shares remain available for issuance at June 30, 2018, including shares that may be granted in the form of stock options, restricted stock awards (“RSAs”), or restricted stock units (“RSUs”).

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

During the six months ended June 30, 2018, in accordance with the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”), the Company granted 47,393 stock options. All of the stock options granted vest ratably over three years. The estimated weighted-average grant-date fair value of all stock options granted in the six months ended June 30, 2018 was $6.52 per stock option, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 2.80%; expected volatility rate of 27.53%; risk-free interest rate of 2.67%; and expected option life of 6.5 years. There were no stock options granted during the six months ended June 30, 2017.

Compensation expense attributable to stock options was $26 thousand and $39 thousand for the three and six months ended June 30, 2018, respectively. There was no compensation expense attributable to stock options for the six months ended June 30, 2017 because there were no stock options outstanding as of June 30, 2017 and December 31, 2016. As of June 30, 2018, there was $270 thousand of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes the status of the Company’s stock options as of and for the six months ended June 30, 2018:

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life	Value
Outstanding, January 1, 2018	-	$-
Granted	47,393	36.19
Outstanding, June 30, 2018	47,393	$36.19	9.6 years	$-
Vested and Exercisable, June 30, 2018	-	$-	$-	$-

	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price
$ 36.19	47,393	$36.19
	47,393	$36.19

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

The following table summarizes the unvested RSA activity for the six months ended June 30, 2018:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2018	317,692	$27.16
Granted	82,982	33.00
Vested	(58,233)	23.90
Forfeited	(3,766)	30.48
Unvested, June 30, 2018	338,675	$29.12

During the six months ended June 30, 2018, the Company granted a total of 82,982 RSAs. Of the 82,982 RSAs granted, 44,750 time-vested RSAs vest ratably over five years, 13,115 time-vested RSAs vest ratably over three years, and 25,117 performance-based RSAs vest ratably over two years, subject to the achievement of the Company’s 2018 corporate goals. As of June 30, 2018, there were 338,675 unvested RSAs consisting of 314,175 time-vested RSAs and 24,500 performance-based RSAs.

Compensation expense attributable to RSAs was $717 thousand and $1.3 million for the three and six months ended June 30, 2018, respectively, and $503 thousand and $916 thousand for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was $6.4 million of total unrecognized compensation cost related to non-vested RSAs. The cost is expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock Units

Long Term Incentive Plan

An RSU is an award that is denominated in shares of the Company’s common stock on the date of grant and is similar to an RSA award, except no shares of the Company’s common stock are actually issued to the award recipient on the date of grant of an RSU. RSUs are subject to a time-based vesting schedule or the satisfaction of performance conditions, and are settled in shares of the Company’s common stock. RSUs do not provide voting rights and RSUs may provide dividend equivalent rights from the date of grant.

During the six months ended June 30, 2018, in accordance with the LTI Plan for NEOs, the Company granted 21,693 RSUs. Of the 21,693 RSUs granted, 12,522 time-vested RSUs vest ratably over five years and 9,171 performance-based RSUs vest subject to the achievement of the Company’s three-year corporate goal for the years 2018, 2019 and 2020.

The following table summarizes the unvested NEO RSU activity for the six months ended June 30, 2018:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2018	68,776	$24.46
Granted	21,693	33.23
Reinvested dividends	987	26.01
Forfeited	(13,333)	21.85
Unvested, June 30, 2018	78,123	$27.36

Compensation expense attributable to LTI Plan RSUs was $119 thousand and $220 thousand for the three and six months ended June 30, 2018, respectively, and $79 thousand and $148 thousand in connection with these awards for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was $1.5 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 3.5 years.

Directors Plan

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of RSUs. In addition, directors receive a non-election retainer in the form of RSUs. These RSUs vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $140 thousand and $275 thousand in connection with these RSUs for the three and six months ended June 30, 2018, respectively, and $132 thousand and $260 thousand for the three and six months ended June 30, 2017, respectively.

4. SECURITIES

The following tables summarize the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$29,996	$-	$(1,258)	$28,738
State and municipal obligations	38,423	50	(525)	37,948
U.S. GSE residential mortgage-backed securities	101,884	-	(3,688)	98,196
U.S. GSE residential collateralized mortgage obligations	340,978	6	(8,937)	332,047
U.S. GSE commercial mortgage-backed securities	3,584	-	(67)	3,517
U.S. GSE commercial collateralized mortgage obligations	94,845	-	(2,438)	92,407
Other asset backed securities	24,250	-	(727)	23,523
Corporate bonds	46,000	-	(3,300)	42,700
Total available for sale	679,960	56	(20,940)	659,076

Held to maturity:
State and municipal obligations	57,350	497	(481)	57,366
U.S. GSE residential mortgage-backed securities	10,441	-	(451)	9,990
U.S. GSE residential collateralized mortgage obligations	51,026	81	(1,318)	49,789
U.S. GSE commercial mortgage-backed securities	20,626	-	(897)	19,729
U.S. GSE commercial collateralized mortgage obligations	30,274	-	(1,542)	28,732
Total held to maturity	169,717	578	(4,689)	165,606
Total securities	$849,677	$634	$(25,629)	$824,682

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$57,994	$-	$(1,180)	$56,814
State and municipal obligations	87,582	259	(819)	87,022
U.S. GSE residential mortgage-backed securities	189,705	29	(2,833)	186,901
U.S. GSE residential collateralized mortgage obligations	314,390	16	(7,016)	307,390
U.S. GSE commercial mortgage-backed securities	6,017	2	(40)	5,979
U.S. GSE commercial collateralized mortgage obligations	49,965	-	(1,249)	48,716
Other asset backed securities	24,250	-	(849)	23,401
Corporate bonds	46,000	-	(2,307)	43,693
Total available for sale	775,903	306	(16,293)	759,916

Held to maturity:
State and municipal obligations	60,762	972	(64)	61,670
U.S. GSE residential mortgage-backed securities	11,424	-	(261)	11,163
U.S. GSE residential collateralized mortgage obligations	54,250	244	(666)	53,828
U.S. GSE commercial mortgage-backed securities	22,953	77	(438)	22,592
U.S. GSE commercial collateralized mortgage obligations	31,477	-	(845)	30,632
Total held to maturity	180,866	1,293	(2,274)	179,885
Total securities	$956,769	$1,599	$(18,567)	$939,801

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at June 30, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
		Estimated
(In thousands)	Amortized Cost	Fair Value
Maturity
Available for sale:
Within one year	$8,029	$8,016
One to five years	24,616	24,104
Five to ten years	90,038	85,462
Beyond ten years	557,277	541,494
Total	$679,960	$659,076

Held to maturity:
Within one year	$3,377	$3,376
One to five years	30,563	30,374
Five to ten years	51,321	50,491
Beyond ten years	84,456	81,365
Total	$169,717	$165,606

The following tables summarize securities with gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2018
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$-	$-	$28,739	$(1,258)
State and municipal obligations	22,612	(318)	10,404	(207)
U.S. GSE residential mortgage-backed securities	39,156	(1,267)	59,040	(2,421)
U.S. GSE residential collateralized mortgage obligations	189,200	(2,329)	132,871	(6,608)
U.S. GSE commercial mortgage-backed securities	3,518	(67)	-	-
U.S. GSE commercial collateralized mortgage obligations	47,103	(326)	45,304	(2,112)
Other asset backed securities	-	-	23,523	(727)
Corporate bonds	12,930	(1,069)	29,769	(2,231)
Total available for sale	314,519	(5,376)	329,650	(15,564)

Held to maturity:
State and municipal obligations	28,822	(437)	2,396	(44)
U.S. GSE residential mortgage-backed securities	1,205	(35)	8,784	(416)
U.S. GSE residential collateralized mortgage obligations	23,685	(492)	19,392	(826)
U.S. GSE commercial mortgage-backed securities	11,857	(388)	7,871	(509)
U.S. GSE commercial collateralized mortgage obligations	9,489	(400)	19,244	(1,142)
Total held to maturity	$75,058	$(1,752)	$57,687	$(2,937)

	December 31, 2017
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$-	$-	$56,815	$(1,180)
State and municipal obligations	35,350	(301)	28,165	(518)
U.S. GSE residential mortgage-backed securities	107,408	(1,153)	69,571	(1,680)
U.S. GSE residential collateralized mortgage obligations	77,705	(759)	224,932	(6,257)
U.S. GSE commercial mortgage-backed securities	2,345	(40)	-	-
U.S. GSE commercial collateralized mortgage obligations	452	(1)	48,264	(1,248)
Other asset backed securities	-	-	23,401	(849)
Corporate bonds	13,588	(412)	30,105	(1,895)
Total available for sale	236,848	(2,666)	481,253	(13,627)

Held to maturity:
State and municipal obligations	7,709	(57)	1,009	(7)
U.S. GSE residential mortgage-backed securities	1,359	(16)	9,804	(245)
U.S. GSE residential collateralized mortgage obligations	21,329	(94)	21,112	(572)
U.S. GSE commercial mortgage-backed securities	8,789	(121)	8,303	(317)
U.S. GSE commercial collateralized mortgage obligations	10,341	(116)	20,290	(729)
Total held to maturity	$49,527	$(404)	$60,518	$(1,870)

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

At June 30, 2018, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aa3 Moody’s rating during the time the Bank has owned them.  The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

Sales and Calls of Securities

There were $230.4 million of proceeds from sales of securities with gross losses of $7.9 million realized for the three and six months ended June 30, 2018. There were no proceeds from sales of securities for the three and six months ended June 30, 2017. There were $0.9 million and $1.9 million of proceeds from calls of securities for the three and six months ended June 30, 2018, respectively. There were no proceeds from calls of securities for the three and six months ended June 30, 2017.

Pledged Securities

Securities having a fair value of $366.4 million and $513.5 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the six months ended June 30, 2018 or the year ended December 31, 2017.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $26.7 million and $35.3 million in FHLB, ACBB and FRB stock at June 30, 2018 and December 31, 2017, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$28,738		$28,738
State and municipal obligations	37,948		37,948
U.S. GSE residential mortgage-backed securities	98,196		98,196
U.S. GSE residential collateralized mortgage obligations	332,047		332,047
U.S. GSE commercial mortgage-backed securities	3,517		3,517
U.S. GSE commercial collateralized mortgage obligations	92,407		92,407
Other asset backed securities	23,523		23,523
Corporate bonds	42,700		42,700
Total available for sale securities	$659,076		$659,076
Derivatives	$8,743		$8,743

Financial liabilities:
Derivatives	$2,451		$2,451

	December 31, 2017
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$56,814		$56,814
State and municipal obligations	87,022		87,022
U.S. GSE residential mortgage-backed securities	186,901		186,901
U.S. GSE residential collateralized mortgage obligations	307,390		307,390
U.S. GSE commercial mortgage-backed securities	5,979		5,979
U.S. GSE commercial collateralized mortgage obligations	48,716		48,716
Other asset backed securities	23,401		23,401
Corporate bonds	43,693		43,693
Total available for sale securities	$759,916		$759,916
Derivatives	$4,546		$4,546

Financial liabilities:
Derivatives	$1,823		$1,823

The following tables summarize assets measured at fair value on a non-recurring basis:

June 30, 2018
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

There were no impaired loans with an allocated allowance for loan losses at June 30, 2018. Impaired loans with an allocated allowance for loan losses at December 31, 2017 had a carrying amount of zero, which is made up of the outstanding balance of $1.7 million, net of a valuation allowance of $1.7 million. This resulted in an additional provision for loan losses of $1.7 million that is included in the amount reported on the Consolidated Statements of Income for the year ended December 31, 2017.

Other real estate owned at June 30, 2018 had a carrying amount of $0.2 million with no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income. There was no other real estate owned at December 31, 2017.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of June 30, 2018 and December 31, 2017.

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

The following tables summarize the estimated fair values and recorded carrying amounts of the Company’s financial instruments at June 30, 2018 and December 31, 2017:

	June 30, 2018
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$74,255	$74,255	$—	$—	$74,255
Interest earning deposits with banks	31,636	31,636	—	—	31,636
Securities available for sale	659,076	—	659,076	—	659,076
Securities restricted	26,747	n/a	n/a	n/a	n/a
Securities held to maturity	169,717	—	165,606	—	165,606
Loans held for sale	6,338	—	6,852	—	6,852
Loans, net	3,149,024	—	—	3,129,139	3,129,139
Derivatives	8,743	—	8,743	—	8,743
Accrued interest receivable	11,625	—	2,881	8,744	11,625

Financial liabilities:
Certificates of deposit	326,219	—	323,551	—	323,551
Demand and other deposits	3,226,978	3,226,978	—	—	3,226,978
Federal Home Loan Bank advances	300,863	10,000	284,531	—	294,531
Repurchase agreements	1,437	—	1,437	—	1,437
Subordinated debentures	78,711	—	74,913	—	74,913
Derivatives	2,451	—	2,451	—	2,451
Accrued interest payable	1,639	—	1,639	—	1,639

	December 31, 2017
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable	Total
	Carrying	Identical Assets	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and due from banks	$76,614	$76,614	$-	$-	$76,614
Interest earning deposits with banks	18,133	18,133	-	-	18,133
Securities available for sale	759,916	-	759,916	-	759,916
Securities restricted	35,349	n/a	n/a	n/a	n/a
Securities held to maturity	180,866	-	179,885	-	179,885
Loans, net	3,071,045	-	-	3,010,023	3,010,023
Derivatives	4,546	-	4,546	-	4,546
Accrued interest receivable	11,652	-	3,211	8,441	11,652

Financial liabilities:
Certificates of deposit	222,364	-	220,775	-	220,775
Demand and other deposits	3,112,179	3,112,179	-	-	3,112,179
Federal funds purchased	50,000	50,000	-	-	50,000
Federal Home Loan Bank advances	501,374	185,000	313,558	-	498,558
Repurchase agreements	877	-	877	-	877
Subordinated debentures	78,641	-	77,933	-	77,933
Derivatives	1,823	-	1,823	-	1,823
Accrued interest payable	1,574	-	1,574	-	1,574

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	June 30, 2018	December 31, 2017
Commercial real estate mortgage loans	$1,327,947	$1,293,906
Multi-family mortgage loans	570,670	595,280
Residential real estate mortgage loans	510,303	464,264
Commercial, industrial and agricultural loans	629,906	616,003
Real estate construction and land loans	116,899	107,759
Installment/consumer loans	20,051	21,041
Total loans	3,175,776	3,098,253
Net deferred loan costs and fees	4,900	4,499
Total loans held for investment	3,180,676	3,102,752
Allowance for loan losses	(31,652)	(31,707)
Loans, net	$3,149,024	$3,071,045

In June 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $303.8 million and $359.4 million of acquired CNB loans remaining as of June 30, 2018 and December 31, 2017, respectively.

In February 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $13.2 million and $15.4 million of acquired FNBNY loans remaining as of June 30, 2018 and December 31, 2017, respectively.

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

The following tables represent loans categorized by class and internally assigned risk grades as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$464,708	$835	$18,109	$-	$483,652
Non-owner occupied	841,338	-	2,957	-	844,295
Multi-family	570,670	-	-	-	570,670
Residential real estate:
Residential mortgage	432,515	8,558	861	-	441,934
Home equity	66,433	1,235	701	-	68,369
Commercial and industrial:
Secured	95,758	10,386	13,309	-	119,453
Unsecured	491,851	12,422	6,180	-	510,453
Real estate construction and land loans	116,588	-	311	-	116,899
Installment/consumer loans	20,039	12	-		20,051
Total loans	$3,099,900	$33,448	$42,428	$-	$3,175,776

At June 30, 2018, there were $0.4 million and $0.8 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.3 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

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

Past Due and Nonaccrual Loans

The following tables represent the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by class of loans, as defined by FASB ASC 310-10:

	June 30, 2018
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	≥90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$532	$-	$-	$382	$914	$482,738	$483,652
Non-owner occupied	415	-	-	-	415	843,880	844,295
Multi-family	-	-	-	-	-	570,670	570,670
Residential real estate:
Residential mortgages	1,231	-	619	41	1,891	440,043	441,934
Home equity	458	557	289	161	1,465	66,904	68,369
Commercial and industrial:
Secured	141	41	26	573	781	118,672	119,453
Unsecured	990	-	-	274	1,264	509,189	510,453
Real estate construction and land loans	-	-	-	152	152	116,747	116,899
Installment/consumer loans	1	25	-	16	42	20,009	20,051
Total loans	$3,768	$623	$934	$1,599	$6,924	$3,168,852	$3,175,776

	December 31, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	≥90 Days Past Due and Accruing	Nonaccrual Including 90 Days or More Past Due	Total Past Due and Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$284	$-	$175	$2,205	$2,664	$469,985	$472,649
Non-owner occupied	-	-	1,163	-	1,163	820,094	821,257
Multi-family	-	-	-	-	-	595,280	595,280
Residential real estate:
Residential mortgages	2,074	398	-	401	2,873	395,300	398,173
Home equity	329	-	271	161	761	65,330	66,091
Commercial and industrial:
Secured	113	41	225	570	949	111,364	112,313
Unsecured	18	35	-	3,618	3,671	500,019	503,690
Real estate construction and land loans	-	281	-	-	281	107,478	107,759
Installment/consumer loans	36	5	-	-	41	21,000	21,041
Total loans	$2,854	$760	$1,834	$6,955	$12,403	$3,085,850	$3,098,253

There were $1.3 million and $2.4 million of acquired loans that were 30-89 days past due at June 30, 2018 and December 31, 2017, respectively.

Impaired Loans

At June 30, 2018 and December 31, 2017, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $15.3 million and $22.5 million, respectively. The decrease in impaired loans was attributable to the payoff of certain troubled debt restructurings ("TDRs”), partially offset by new TDRs during the six months ended June 30, 2018, coupled with a decrease in non-accrual loans due to the charge-off of one loan and sales and payoffs. During the six months ended June 30, 2018, the Bank modified certain commercial and industrial TDRs totaling $6.8 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at June 30, 2018 and December 31, 2017 for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three and six months ended June 30, 2018 and 2017:

	June 30, 2018			Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$287	$289	$-	$184	$-	$92	$-
Non-owner occupied	1,162	1,162	-	1,163	7	1,168	8
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and industrial:
Secured	8,685	9,332	-	8,702	58	8,723	114
Unsecured	5,166	5,166	-	5,178	39	5,055	76
Total with no related allowance recorded	$15,300	$15,949	$-	$15,227	$104	$15,038	$198

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-	-	-
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and industrial:
Secured	-	-	-	-	-	-	-
Unsecured	-	-	-	-	-	-	-
Total with an allowance recorded	$-	$-	$-	$-	$-	$-	$-

Total:
Commercial real estate:
Owner occupied	$287	$289	$-	$184	$-	$92	$-
Non-owner occupied	1,162	1,162	-	1,163	7	1,168	8
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and industrial:
Secured	8,685	9,332	-	8,702	58	8,723	114
Unsecured	5,166	5,166	-	5,178	39	5,055	76
Total	$15,300	$15,949	$-	$15,227	$104	$15,038	$198

	December 31, 2017			Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allocated Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$2,073	$2,073	$-	$302	$3	$309	$5
Non-owner occupied	9,089	9,089	-	8,944	101	5,075	198
Residential real estate:
Residential mortgages	-	-	-	535	-	498	-
Home equity	100	100	-	260	3	261	3
Commercial and industrial:
Secured	7,368	8,013	-	1,491	53	1,015	61
Unsecured	2,154	2,408	-	400	3	396	8
Total with no related allowance recorded	$20,784	$21,683	$-	$11,932	$163	$7,554	$275

With an allowance recorded:
Commercial real estate:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-	-	-
Residential real estate:
Residential mortgages	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Commercial and industrial:
Secured	-	-	-	405	-	203	-
Unsecured	1,708	3,235	1,708	58	-	29	1
Total with an allowance recorded	$1,708	$3,235	$1,708	$463	$-	$232	$1

Total:
Commercial real estate:
Owner occupied	$2,073	$2,073	$-	$302	$3	$309	$5
Non-owner occupied	9,089	9,089	-	8,944	101	5,075	198
Residential real estate:
Residential mortgages	-	-	-	535	-	498	-
Home equity	100	100	-	260	3	261	3
Commercial and industrial:
Secured	7,368	8,013	-	1,896	53	1,218	61
Unsecured	3,862	5,643	1,708	458	3	425	9
Total	$22,492	$24,918	$1,708	$12,395	$163	$7,786	$276

The Bank had one other real estate owned, consisting of $0.2 million at June 30, 2018 compared to none at December 31, 2017.

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

During the six months ended June 30, 2018, the Bank modified eight commercial and industrial loans totaling $6.8 million as TDRs compared to two commercial real estate mortgage loans totaling $7.8 million and certain taxi medallion loans totaling $2.8 million as TDR’s for the six months ended June 30, 2017. These modifications did not result in a change to the recorded investment of the loans and did not increase the allowance for loan losses for those periods. During the six months ended June 30, 2018, there were no charge-offs relating to TDRs and there were no loans modified as TDRs for which there was a payment default within twelve months following the modification. During the six months ended June 30, 2017, there were no charge-offs relating to TDRs and there were two loans modified as TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of June 30, 2018 and December 31, 2017, the Company had $70 thousand and $5 thousand, respectively, of nonaccrual TDRs and $15.5 million and $16.7 million, respectively, of performing TDRs. At June 30, 2018 and December 31, 2017, nonaccrual TDRs were unsecured. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the six months ended June 30, 2018 that did not meet the definition of a TDR. These loans have a total recorded investment at June 30, 2018 of $25.3 million. These loans were to borrowers who were not experiencing financial difficulties.

Purchased Credit Impaired Loans

Loans acquired in a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

At the acquisition date, the purchased credit impaired (“PCI”) loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million, expected cash flows of $28.4 million, and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At June 30, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $2.6 million and $1.4 million, respectively, with a remaining non-accretable difference of $0.6 million. At December 31, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $4.0 million and $2.4 million, respectively, with a remaining non-accretable difference of $0.7 million.

At the acquisition date, the PCI loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield. At June 30, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.4 million and $0.1 million, respectively, with a remaining non-accretable difference of $0.8 million. At December 31, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $7.6 million and $1.0 million, respectively, with a remaining non-accretable difference of $5.3 million.

The following table summarizes the activity in the accretable yield for the PCI loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$957	$5,333	$2,151	$6,915
Accretion	(269)	(1,046)	(1,302)	(2,903)
Reclassification from (to) nonaccretable difference during the period	424	(321)	263	(46)
Accretable discount at end of period	$1,112	$3,966	$1,112	$3,966

7. ALLOWANCE FOR LOAN LOSSES

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310-10, and based on impairment method as of June 30, 2018 and December 31, 2017. The tables include loans acquired from CNB and FNBNY.

	June 30, 2018
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	11,206	2,466	4,237	12,358	1,263	122	31,652
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$11,206	$2,466	$4,237	$12,358	$1,263	$122	$31,652

Loans:
Individually evaluated for impairment	$1,449	$-	$-	$13,851	$-	$-	$15,300
Collectively evaluated for impairment	1,326,498	570,067	509,693	615,808	116,899	20,051	3,159,016
Loans acquired with deteriorated credit quality	-	603	610	247	-	-	1,460
Total loans	$1,327,947	$570,670	$510,303	$629,906	$116,899	$20,051	$3,175,776

	December 31, 2017
(In thousands)	Commercial Real Estate Mortgage Loans	Multi- Family Loans	Residential Real Estate Mortgage Loans	Commercial, Industrial and Agricultural Loans	Real Estate Construction and Land Loans	Installment/ Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$1,708	$-	$-	$1,708
Collectively evaluated for impairment	11,048	4,521	2,438	11,130	740	122	29,999
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707

Loans:
Individually evaluated for impairment	$11,162	$-	$100	$11,230	$-	$-	$22,492
Collectively evaluated for impairment	1,281,837	593,645	463,575	604,329	107,759	21,041	3,072,186
Loans acquired with deteriorated credit quality	907	1,635	589	444	-	-	3,575
Total loans	$1,293,906	$595,280	$464,264	$616,003	$107,759	$21,041	$3,098,253

The following tables represent the changes in the allowance for loan losses for the three and six months ended June 30, 2018, and 2017, by portfolio segment, as defined under FASB ASC 310-10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	Three Months Ended June 30, 2018
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,334	$3,002	$3,495	$14,055	$821	$105	$32,812
Charge-offs	-	-	(24)	(1,708)	-	-	(1,732)
Recoveries	-	-	-	171	-	1	172
Provision	(128)	(536)	766	(160)	442	16	400
Ending balance	$11,206	$2,466	$4,237	$12,358	$1,263	$122	$31,652

	Three Months Ended June 30, 2017
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$8,357	$6,480	$1,415	$9,198	$1,058	$110	$26,618
Charge-offs	-	-	-	(33)	-	-	(33)
Recoveries	-	-	1	8	-	-	9
Provision	2,222	(1,634)	70	797	(481)	(24)	950
Ending balance	$10,579	$4,846	$1,486	$9,970	$577	$86	$27,544

	Six Months Ended June 30, 2018
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707
Charge-offs	-	-	(24)	(1,708)	-	-	(1,732)
Recoveries	-	-	1	475	-	1	477
Provision	158	(2,055)	1,822	753	523	(1)	1,200
Ending balance	$11,206	$2,466	$4,237	$12,358	$1,263	$122	$31,652

	Six Months Ended June 30, 2017
				Commercial,
	Commercial		Residential	Industrial	Real Estate
	Real Estate	Multi-	Real Estate	and	Construction	Installment/
	Mortgage	Family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904
Charge-offs	-	-	-	(128)	-	-	(128)
Recoveries	-	-	2	15	-	1	18
Provision	1,354	(1,418)	(11)	2,246	(378)	(43)	1,750
Ending balance	$10,579	$4,846	$1,486	$9,970	$577	$86	$27,544

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

There were no contributions to the pension plan during the six months ended June 30, 2018 and $2.2 million of contributions to the pension plan during the six months ended June 30, 2017. There were no contributions to the SERP during the six months ended June 30, 2018 and 2017, respectively. In accordance with the SERP, a retired executive received a distribution from the plan totaling $56 thousand during the six months ended June 30, 2018 and 2017, respectively.

The Company’s funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

As described in Note 14. Recent Accounting Pronouncements, during the first quarter of 2018, the Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The Company adopted the guidance in the first quarter of 2018 using the practical expedient that permits an employer to use the amounts disclosed in its pension and postretirement benefit plan note for prior comparative periods as the estimation basis for applying retrospective presentation adjustments. The adoption of this Update resulted in the reclassification of $195 thousand and $391 thousand of net periodic benefit credit components other than service cost from salaries and employee benefits expense to other operating expense for the three and six months ended June 30, 2017, respectively. The Company’s service cost component is reported in the Company’s income statement in salaries and employee benefits, which is the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net periodic benefit credit are reported in the other operating expenses income statement line. The change in presentation did not impact the Company’s operating results or financial condition.

The following table sets forth the components of net periodic benefit (credit) cost:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$325	$292	$72	$52	$650	$585	$145	$105
Interest cost	198	186	31	26	395	370	63	52
Expected return on plan assets	(625)	(520)	-	-	(1,250)	(1,040)	-	-
Amortization of net loss	82	112	31	13	165	225	61	26
Amortization of prior service credit	(19)	(19)	-	-	(38)	(38)	-	-
Amortization of transition obligation	-	-	1	7	-	-	2	14
Net periodic benefit (credit) cost	$(39)	$51	$135	$98	$(78)	$102	$271	$197

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $1.4 million at June 30, 2018 and $0.9 million at December 31, 2017. The repurchase agreements were collateralized by investment securities, of which 18% were U.S. GSE residential collateralized mortgage obligations and 82% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.4 million at June 30, 2018 and 52% were U.S. GSE residential collateralized mortgage obligations and 48% were U.S. GSE residential mortgage-backed securities with a carrying amount of $1.8 million at December 31, 2017.

Securities sold under agreements to repurchase are financing arrangements with $1.4 million maturing during the third quarter of 2018. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company’s policies, eligible counterparties are defined and monitored to minimize exposure.

10. FEDERAL HOME LOAN BANK ADVANCES

The following tables set forth the contractual maturities and weighted average interest rates of FHLB advances over the next two years at June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands) Contractual Maturity	Amount	Weighted Average Rate
Overnight	$10,000	2.08%

2018	290,000	2.22%
2019	863	0.81%
	290,863	2.22%
Total FHLB advances	$300,863	2.21%

	December 31, 2017
(Dollars in thousands) Contractual Maturity	Amount	Weighted Average Rate
Overnight	$185,000	1.53%

2018	315,083	1.59%
2019	1,291	0.94%
	316,374	1.59%
Total FHLB advances	$501,374	1.57%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.3 billion and $1.2 billion of residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2018 and December 31, 2017, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.3 billion at June 30, 2018.

11. BORROWED FUNDS

Subordinated Debentures

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.7 million and $78.6 million at June 30, 2018 and December 31, 2017, respectively.

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

Interest rate swaps with notional amounts totaling $290.0 million at June 30, 2018 and December 31, 2017, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/ (other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Notional amounts	$290,000	$290,000
Weighted average pay rates	1.78%	1.78%
Weighted average receive rates	2.33%	1.61%
Weighted average maturity	2.14 years	2.64 years

Interest income recorded on these swap transactions totaled $344 thousand and $279 thousand for the three and six months ended June 30, 2018 and interest expense recorded on these swap transactions totaled $459 thousand and $734 thousand for the three and six months ended June 30, 2017, respectively, and is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the six months ended June 30, 2018, the Company had $279 thousand of reclassifications as a reduction to interest expense. During the next twelve months, the Company estimates that $1.9 million will be reclassified as a decrease in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three and six months ended June 30, 2018 and 2017:

			Amount of loss
	Amount of gain (loss)	Amount of gain (loss)	recognized in other
(In thousands)	recognized in OCI	reclassified from OCI	non-interest income
Interest rate contracts	(Effective Portion)	to interest expense	(Ineffective Portion)
Three months ended June 30, 2018	$1,020	$344	$-
Six months ended June 30, 2018	$3,847	$279	$-
Three months ended June 30, 2017	$(1,385)	$(459)	$-
Six months ended June 30, 2017	$(1,360)	$(734)	$-

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets at the dates indicated:

	June 30, 2018			December 31, 2017
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$290,000	$6,324	$(32)	$290,000	$3,133	$(410)

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

The following table presents summary information about these interest rate swaps at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Notional amounts	$174,997	$147,967
Weighted average pay rates	4.32%	3.96%
Weighted average receive rates	4.32%	3.96%
Weighted average maturity	11.92 years	12.37 years
Fair value of combined interest rate swaps	$-	$-

Credit-Risk-Related Contingent Features

As of June 30, 2018, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.5 million, while there were no derivatives in a net liability position. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net asset position, the counterparty is required to post collateral against its obligations to the Company under the agreements. However, if the termination value of derivatives is a net liability position, the Company is required to post collateral to the counterparty. At June 30, 2018, the Company received collateral of $8.3 million from its counterparties under the agreements in a net asset position and did not post collateral. If the Company had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of other comprehensive (loss) income and related income tax effects:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Unrealized holding (losses) gains on available for sale securities	$(4,231)	$2,595	$(12,818)	$4,211
Reclassification adjustment for losses realized in income	7,921	-	7,921	-
Income tax effect	(1,074)	(1,062)	1,425	(1,668)
Net change in unrealized gains (losses) on available for sale securities	2,616	1,533	(3,472)	2,543

Reclassification adjustment for amortization realized in income	95	113	190	227
Income tax effect	(27)	(47)	(55)	(64)
Net change in post-retirement obligation	68	66	135	163

Change in fair value of derivatives used for cash flow hedges	1,020	(1,385)	3,847	(1,360)
Reclassification adjustment for (gains) losses realized in income	(344)	459	(279)	734
Income tax effect	(197)	379	(1,038)	253
Net change in unrealized gain (loss) on cash flow hedges	479	(547)	2,530	(373)

Other comprehensive income (loss)	$3,163	$1,052	$(807)	$2,333

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes, at the dates indicated:

		Other Comprehensive
(In thousands)	December 31, 2017	Income	June 30, 2018
Unrealized losses on available for sale securities	$(11,337)	$(3,472)	$(14,809)
Unrealized (losses) gain on pension benefits	(5,533)	135	(5,398)
Unrealized gains on cash flow hedges	1,931	2,530	4,461
Accumulated other comprehensive loss, net of income taxes	$(14,939)	$(807)	$(15,746)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended		Affected Line Item
	June 30,	June 30,	June 30,	June 30,	in the Consolidated
(In thousands)	2018	2017	2018	2017	Statements of Income
Realized losses on sale of available for sale securities	$(7,921)	$-	$(7,921)	$-	Net securities losses
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	19	19	38	38	Other operating expenses
Transition obligation	(1)	(7)	(2)	(14)	Other operating expenses
Actuarial losses	(113)	(125)	(226)	(251)	Other operating expenses
Realized gains (losses) on cash flow hedges	344	(459)	279	(734)	Interest expense
Total reclassifications, before income tax	$(7,672)	$(572)	$(7,832)	$(961)
Income tax benefit	2,231	234	2,278	393	Income tax expense
Total reclassifications, net of income tax	$(5,441)	$(338)	$(5,554)	$(568)

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

The Company evaluated its customer contracts, which are typically day-to-day contracts where each day represents a renewal of the contract. The Company’s revenue streams accounted for under ASC 606 primarily consist of service charges on deposit accounts and fees for other customer services. The Company’s revenues from transaction-based fees, such as overdraft fees, ATM use fees, stop payment charges, and ACH fees are recognized at the time the transaction is executed, which is the point in time the Company fulfills the customer’s request and satisfies the performance obligation. Account maintenance fees, which relate primarily to monthly service charges, are earned over the course of the month, representing the same period over which the Company satisfies the performance obligation. The Company earns revenues from interchange fees from debit cardholder transactions conducted through the MasterCard payment network. Interchange fees from cardholder transactions are recognized daily, concurrently with the services provided to the cardholder. As a result of the Company’s assessment ASC 606, there is no change in the amount and timing of revenue recognized in the six months ended June 30, 2018.

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

Standards Effective in 2019

ASU 2016-02, Leases (Topic 842)

In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, the lessor accounting model and Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of ASU 2016-02 on the consolidated financial statements. Based on leases outstanding at June 30, 2018, the Company does not expect the updates to have a material impact on the income statement, but does anticipate the adoption of ASU 2016-02 will result in an increase in the Company’s Consolidated Balance Sheets as a result of recognizing right-of-use assets and lease liabilities.

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

Significant Recent Events

Balance Sheet Restructure

In the second quarter 2018, the Company undertook an initiative to improve corporate performance along many metrics including yield, liquidity, and capital. The Company evaluated the structure and composition of its assets and liabilities and decided it was prudent to execute a restructuring strategy. The Company restructured $190 million of its investment portfolio, selling lower yielding bonds and recognizing losses already reflected in capital through other comprehensive income, and reinvested the proceeds in bonds with yields 150 basis points higher, but with the same duration. The Company expects this will have a positive impact on its net interest margin and earnings per share going forward. The Company estimates that the time to recover the loss to be just over three years. In connection with the balance sheet restructuring, the Company reduced the investment portfolio by $40 million and paid down its higher cost borrowings. Additionally, the Company continued to actively manage its loan portfolio and commercial real estate concentrations by selling $39.8 million of commercial real estate and multi-family loans at a gain of $0.3 million in the second quarter 2018.

Quarterly Highlights

•	Net income for the second quarter of 2018 was $6.7 million, or $0.34 per diluted share, inclusive of pre-tax net securities losses of $7.9 million, or $0.31 per diluted share after tax, related to the Company’s balance sheet restructure.

•	Net interest income increased to $33.9 million for the second quarter of 2018 compared to $30.8 million in 2017.

•	Net interest margin was 3.30% the second quarter of 2018 compared to 3.25% for the 2017 period.

•	Loans held for investment at June 30, 2018 totaled $3.2 billion, an increase of $77.9 million, or 2.5%, from December 31, 2017 and an increase of $384.4 million, or 13.7%, over June 30, 2017.

•	Total assets of $4.4 billion at June 30, 2018, decreased $15.2 million compared to December 31, 2017 and increased $193.3 million compared to June 30, 2017.

•	Deposits of $3.6 billion at June 30, 2018, increased $218.7 million over December 31, 2017 and increased $493.6 million compared to June 30, 2017.

•	Allowance for loan losses was 1.00% of loans at June 30, 2018 compared to 1.02% at December 31, 2017.

•	A cash dividend of $0.23 per share was declared in July 2018 for the second quarter.

Challenges and Opportunities

In June 2018, in view of realized and expected labor market conditions and inflation, the Federal Open Market Committee (“FOMC”) decided to raise the target range for the federal funds rate to 1.75 to 2.00 percent. The FOMC’s stance of monetary policy remains accommodative, thereby supporting strong labor market conditions and a sustained return to two percent inflation. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its maximum employment objective and its symmetric two percent inflation objective. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments.

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

The Bank continues to face challenges associated with ever-increasing regulations and the current low interest rate environment. Over time, additional rate increases should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of available for sale securities declines when rates increase, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing higher rates have a cost. Extending liability maturities or shortening the term of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long-term benefits.

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

The Credit Risk Management Committee (“CRMC”) is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans, delinquency charge-off trends, and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2018 and December 31, 2017, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended June 30, 2018 was $6.7 million and $0.34 per diluted share as compared to $8.8 million and $0.45 per diluted share for the same period in 2017.   Changes in net income for the three months ended June 30, 2018 compared to June 30, 2017 include: (i) a $3.1 million, or 10.2%, increase in net interest income; (ii) a $7.1 million decrease in non-interest income (loss); (iii) a $1.5 million, or 7.1%, increase in non-interest expense; and (iv) a $2.8 million, or 62.2%, decrease in income tax expense.

Net income for the six months ended June 30, 2018 was $18.8 million and $0.95 per diluted share as compared to $18.0 million and $0.91 per diluted share for the same period in 2017.   Changes in net income for the six months ended June 30, 2018 compared to June 30, 2017 include: (i) a $7.2 million, or 11.8%, increase in net interest income; (ii) a $7.1 million decrease in non-interest income (loss); (iii) a $3.8 million, or 9.2%, increase in non-interest expense; and (iv) a $3.9 million, or 44.7%, decrease in income tax expense.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends on the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods on a tax equivalent basis based on the U.S. federal statutory tax rate. The Tax Act lowered the U.S. federal statutory tax rate from 35% to 21% effective as of January 1, 2018. The Company’s tax equivalent adjustment to interest income decreased for the six months ended June 30, 2018 as a result of the lower federal statutory tax rate in 2018. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include nonaccrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities.”

	Three Months Ended June 30,
	2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$3,179,632	$35,817	4.52%	$2,702,605	$30,348	4.50%
Mortgage-backed securities, CMOs and other asset-backed securities	672,108	3,825	2.28	750,593	3,899	2.08
Taxable securities	182,375	1,445	3.18	228,454	1,544	2.71
Tax exempt securities (2)	70,496	514	2.92	93,760	720	3.08
Deposits with banks	25,206	106	1.69	28,904	71	0.99
Total interest earning assets (2)	4,129,817	41,707	4.05	3,804,316	36,582	3.86
Non interest earning assets:
Cash and due from banks	80,637			70,409
Other assets	284,401			285,025
Total assets	$4,494,855			$4,159,750

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,910,249	$3,438	0.72%	$1,714,594	$1,812	0.42%
Certificates of deposit of $100,000 or more	167,782	582	1.39	143,124	431	1.21
Other time deposits	118,587	493	1.67	74,224	179	0.97
Federal funds purchased and repurchase agreements	122,463	567	1.86	125,231	355	1.14
Federal Home Loan Bank advances	337,615	1,407	1.67	401,458	1,529	1.53
Subordinated debentures	78,688	1,135	5.79	78,549	1,135	5.80
Total interest bearing liabilities	2,735,384	7,622	1.12	2,537,180	5,441	0.86
Non-interest bearing liabilities:
Demand deposits	1,265,370			1,151,288
Other liabilities	40,633			31,745
Total liabilities	4,041,387			3,720,213
Stockholders' equity	453,468			439,537
Total liabilities and stockholders' equity	$4,494,855			$4,159,750

Net interest income/interest rate spread (2)(3)		34,085	2.93%		31,141	3.00%

Net interest earning assets/net interest margin (2)(4)	$1,394,433		3.31%	$1,267,136		3.28%

Tax equivalent adjustment		(156)	(0.01)		(348)	(0.03)

Net interest income/net interest margin (4)		$33,929	3.30%		$30,793	3.25%

Ratio of interest earning assets to interest bearing liabilities			150.98%			149.94%

(1) Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.

(2) Presented on a tax equivalent basis based on the U.S. statutory rate of 21% and 35% for the three months ended June 30, 2018 and 2017, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest earning assets.

	Six Months Ended June 30,
	2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$3,153,909	$71,477	4.57%	$2,645,618	$59,826	4.56%
Mortgage-backed securities, CMOs and other asset-backed securities	679,283	7,549	2.24	750,060	7,716	2.07
Taxable securities	190,984	2,937	3.10	227,998	3,043	2.69
Tax exempt securities (2)	76,746	1,078	2.83	94,114	1,444	3.09
Deposits with banks	24,163	196	1.64	25,178	117	0.94
Total interest earning assets (2)	4,125,085	83,237	4.07	3,742,968	72,146	3.89
Non-interest earning assets:
Cash and due from banks	73,966			68,374
Other assets	286,027			282,781
Total assets	$4,485,078			$4,094,123

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,876,823	$5,952	0.64%	$1,674,831	$3,363	0.40%
Certificates of deposit of $100,000 or more	161,749	1,099	1.37	135,625	810	1.20
Other time deposits	92,623	688	1.50	76,765	357	0.94
Federal funds purchased and repurchase agreements	136,974	1,173	1.73	134,347	671	1.01
Federal Home Loan Bank advances	382,681	3,265	1.72	402,847	2,678	1.34
Subordinated debentures	78,671	2,270	5.82	78,531	2,270	5.83
Junior subordinated debentures	-	-	-	1,348	48	7.18
Total interest bearing liabilities	2,729,521	14,447	1.07	2,504,294	10,197	0.82
Non-interest bearing liabilities:
Demand deposits	1,264,186			1,123,193
Other liabilities	39,242			31,109
Total liabilities	4,032,949			3,658,596
Stockholders' equity	452,129			435,527
Total liabilities and stockholders' equity	$4,485,078			$4,094,123

Net interest income/interest rate spread (2)(3)		68,790	3.00%		61,949	3.07%

Net interest earning assets/net interest margin (2)(4)	$1,395,564		3.36%	$1,238,674		3.34%

Tax equivalent adjustment		(322)	(0.01)		(695)	(0.04)

Net interest income/net interest margin (4)		$68,468	3.35%		$61,254	3.30%

Ratio of interest earning assets to interest bearing liabilities			151.13%			149.46%

(1) Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.

(2) Presented on a tax equivalent basis based on the U.S. statutory rate of 21% and 35% for the six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 Over 2017			2018 Over 2017
	Changes Due To			Changes Due To
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on interest earning assets:
Loans, net (1)(2)	$5,335	$134	$5,469	$11,519	$132	$11,651
Mortgage-backed securities, CMOs and other asset-backed securities	(1,603)	1,529	(74)	(1,440)	1,273	(167)
Taxable securities	(1,208)	1,109	(99)	(1,019)	913	(106)
Tax exempt securities (2)	(170)	(36)	(206)	(251)	(115)	(366)
Deposits with banks	(57)	92	35	(14)	93	79
Total interest income on interest earning assets (2)	2,297	2,828	5,125	8,795	2,296	11,091

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	224	1,402	1,626	446	2,143	2,589
Certificates of deposit of $100,000 or more	81	70	151	169	120	289
Other time deposits	142	172	314	85	246	331
Federal funds purchased and repurchase agreements	(54)	266	212	13	489	502
Federal Home Loan Bank advances	(791)	669	(122)	(371)	958	587
Subordinated debentures	8	(8)	-	8	(8)	-
Junior subordinated debentures	-	-	-	(48)	-	(48)
Total interest expense on interest bearing liabilities	(390)	2,571	2,181	302	3,948	4,250
Net interest income (2)	$2,687	$257	$2,944	$8,493	$(1,652)	$6,841

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis based on the U.S. statutory rate of 21% for the three and six months ended June 30, 2018, and 35% for the three and six months ended June 30, 2017.

Analysis of Net Interest Income for the Three Months Ended June 30, 2018 and 2017

Net interest income was $33.9 million for the three months ended June 30, 2018 compared to $30.8 million for the three months ended June 30, 2017. Average net interest earning assets increased $127.3 million to $1.4 billion for the three months ended June 30, 2018 compared to $1.3 billion for the three months ended June 30, 2017. The increase in average net interest earning assets reflects organic growth in loans, partially offset by an increase in average deposits and a decrease in average investment securities. The net interest margin increased to 3.30% for the three months ended June 30, 2018 compared to 3.25% for the three months ended June 30, 2017. The increase in the net interest margin for 2018 compared to 2017 reflects the higher average yield on interest earning assets primarily due to loan portfolio growth, partially offset by higher overall funding costs due in part to the Fed Funds rate increases in the six months ended June 30, 2018 and year ended December 31, 2017.

Interest income increased $5.3 million, or 14.7%, to $41.5 million for the three months ended June 30, 2018 from $36.2 million for the same period in 2017, as average interest earning assets increased $325.5 million, or 8.6%, to $4.1 billion for the three months ended June 30, 2018 compared to $3.8 billion for the same period in 2017. The increase in average interest earning assets for the three months ended June 30, 2018 compared to 2017 reflects organic growth in loans, partially offset by a decrease in average investment securities. The tax adjusted average yield on interest earning assets was 4.05% for the quarter ended June 30, 2018 compared to 3.86% for the quarter ended June 30, 2017.

Interest income on loans increased $5.5 million to $35.8 million for the three months ended June 30, 2018 over 2017, primarily due to growth in the loan portfolio. For the three months ended June 30, 2018, average loans grew by $477.0 million, or 17.7%, to $3.2 billion as compared to $2.7 billion for the same period in 2017. The increase in average loans was the result of organic growth in commercial real estate mortgage loans, residential mortgage loans, commercial and industrial loans, multi-family mortgage loans, and real estate construction and land loans. The tax adjusted yield on average loans was 4.52% for the second quarter of 2018 and 4.50% for the same period in 2017. The Bank remains committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities was $5.7 million for the three months ended June 30, 2018 compared to $5.9 million for the same period in 2017. Interest income on securities included net amortization of premiums on securities of $1.2 million for the three months ended June 30, 2018 compared to $1.6 million for the same period in 2017. For the three months ended June 30, 2018, average total investments decreased by $147.8 million, or 13.8%, to $925.0 million as compared to $1.1 billion for the same period in 2017. The tax adjusted average yield on total securities was 2.51% for the three months ended June 30, 2018 and 2.30% for the three months ended June 30, 2017.

Total interest expense increased to $7.6 million for the three months ended June 30, 2018 as compared to $5.4 million for the same period in 2017. The increase in interest expense for the three months ended June 30, 2018 is a result of the increase in the cost of average interest bearing liabilities coupled with an increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 1.12% for the three months ended June 30, 2018 and 0.86% for the three months ended June 30, 2017. The increase in the cost of average interest bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in the six months ended June 30, 2018 and the year ended December 31, 2017. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, in a rising rate environment the cost of funds increases faster than the yields on assets. The Company began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, the large percentages of deposits in money market accounts reprice at short-term market rates, making the balance sheet more liability sensitive. The Bank continues its prudent management of deposit pricing. Average total interest bearing liabilities increased $198.2 million, or 7.8%, to $2.7 billion for the three months ended June 30, 2018 compared to $2.5 billion for the same period in 2017 due to an increase in average deposits, partially offset by a decrease in average borrowings.

For the three months ended June 30, 2018, average total deposits increased by $378.8 million to $3.5 billion as compared to average total deposits of $3.1 billion for the three months ended June 30, 2017 due to increases in average savings, NOW and money market accounts, average demand deposits, and average certificates of deposit. The average balance of savings, NOW and money market accounts increased $195.7 million, or 11.4%, to $1.9 billion for the three months ended June 30, 2018 compared to $1.7 billion for the three months ended June 30, 2017. The cost of average savings, NOW and money market deposits was 0.72% for the 2018 second quarter compared to 0.42% for the 2017 second quarter. Average demand deposits increased $114.1 million, or 9.9%, to $1.3 billion for the three months ended June 30, 2018 as compared to $1.2 billion for the same period in 2017. Average balances in certificates of deposit increased $69.1 million, or 31.8%, to $286.4 million for the three months ended June 30, 2018 compared to $217.3 million for the three months ended June 30, 2017. The cost of average certificates of deposit increased to 1.51% for the three months ended June 30, 2018 compared to 1.13% for the same period in 2017. Average public fund deposits comprised 16.7% of total average deposits during the 2018 second quarter and 18.0% for the 2017 second quarter.

Average federal funds purchased and repurchase agreements decreased $2.8 million, or 2.2%, to $122.5 million for the three months ended June 30, 2018 compared to $125.2 million for the same period in 2017. The cost of average federal funds purchased and repurchase agreements was 1.86% for the 2018 second quarter compared to 1.14% for the 2017 second quarter. Average FHLB advances decreased $63.9 million, or 15.9%, to $337.6 million for the three months ended June 30, 2018 compared to $401.5 million for the three months ended June 30, 2017.

Analysis of Net Interest Income for the Six Months Ended June 30, 2018 and 2017

Net interest income was $68.5 million for the six months ended June 30, 2018 compared to $61.3 million for the six months ended June 30, 2017. Average net interest earning assets increased $156.9 million to $1.4 billion for the six months ended June 30, 2018 compared to $1.2 billion for the six months ended June 30, 2017. The increase in average net interest earning assets reflects organic growth in loans, partially offset by an increase in average deposits and a decrease in average investment securities. The net interest margin increased to 3.35% for the six months ended June 30, 2018 compared to 3.30% for the six months ended June 30, 2017. The increase in the net interest margin for 2018 compared to 2017 reflects the higher average yield on interest earning assets primarily due to loan portfolio growth, partially offset by higher overall funding costs due in part to the Fed Funds rate increases in the six months ended June 30, 2018 and year ended December 31, 2017.

Interest income increased $11.5 million, or 16.0%, to $82.9 million for the six months ended June 30, 2018 from $71.4 million for the same period in 2017, as average interest earning assets increased $382.1 million, or 10.2%, to $4.1 billion for the six months ended June 30, 2018 compared to $3.7 billion for the same period in 2017. The increase in average interest earning assets for the six months ended June 30, 2018 compared to 2017 reflects organic growth in loans, partially offset by a decrease in average investment securities. The tax adjusted average yield on interest earning assets was 4.07% for the six months ended June 30, 2018 compared to 3.89% for the six months ended June 30, 2017.

Interest income on loans increased $11.8 million to $71.4 million for the six months ended June 30, 2018 over 2017, primarily due to growth in the loan portfolio. For the six months ended June 30, 2018, average loans grew by $508.3 million, or 19.2%, to $3.2 billion as compared to $2.6 billion for the same period in 2017. The increase in average loans was the result of organic growth in commercial real estate mortgage loans, residential mortgage loans, commercial and industrial loans, multi-family mortgage loans, and real estate construction and land loans. The tax adjusted yield on average loans was 4.57% for the six months ended June 30, 2018 and 4.56% for the same period in 2017. The Bank remains committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities was $11.3 million for the six months ended June 30, 2018 and $11.7 million for the same period in 2017. Interest income on securities included net amortization of premiums on securities of $2.5 million for the six months ended June 30, 2018 compared to $3.3 million for the same period in 2017. For the six months ended June 30, 2018, average total investments decreased by $125.2 million, or 11.7%, to $947.0 million as compared to $1.1 billion for the same period in 2017. The tax adjusted average yield on total securities was 2.46% for the six months ended June 30, 2018 and 2.30% for the six months ended June 30, 2017.

Total interest expense increased to $14.4 million for the six months ended June 30, 2018 as compared to $10.2 million for the same period in 2017. The increase in interest expense for the six months ended June 30, 2018 is a result of the increase in the cost of average interest bearing liabilities coupled with an increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 1.07% for the six months ended June 30, 2018 and 0.82% for the six months ended June 30, 2017. The increase in the cost of average interest bearing liabilities is primarily due to higher overall funding costs, due in part to the Fed Funds rate increases in the six months ended June 30, 2018 and the year ended December 31, 2017. Since the Company’s interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, in a rising rate environment the cost of funds increases faster than the yields on assets. The Company began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, the large percentages of deposits in money market accounts reprice at short-term market rates, making the balance sheet more liability sensitive. The Bank continues its prudent management of deposit pricing. Average total interest bearing liabilities increased $225.2 million, or 9.0%, to $2.7 billion for the six months ended June 30, 2018 compared to $2.5 billion for the same period in 2017 due to an increase in average deposits, partially offset by a decrease in average borrowings.

For the six months ended June 30, 2018, average total deposits increased by $385.0 million to $3.4 billion as compared to average total deposits of $3.0 billion for the six months ended June 30, 2017 due to increases in average savings, NOW and money market accounts, average demand deposits, and average certificates of deposit. The average balance of savings, NOW and money market accounts increased $202.0 million, or 12.1%, to $1.9 billion for the six months ended June 30, 2018 compared to $1.7 billion for the six months ended June 30, 2017. The cost of average savings, NOW and money market deposits was 0.64% for the six months ended June 30, 2018 compared to 0.40% for the six months ended June 30, 2017. Average demand deposits increased $141.0 million, or 12.6%, to $1.3 billion for the six months ended June 30, 2018 as compared to $1.1 billion for the same period in 2017. Average balances in certificates of deposit increased $42.0 million, or 19.8%, to $254.4 million for the six months ended June 30, 2018 compared to $212.4 million for the six months ended June 30, 2017. The cost of average certificates of deposit increased to 1.42% for the six months ended June 30, 2018 compared to 1.11% for the same period in 2017. Average public fund deposits comprised 17.3% of total average deposits during the six months ended June 30, 2018 and 18.2% for the six months ended June 30, 2017.

Average federal funds purchased and repurchase agreements increased $2.6 million, or 2.0%, to $137.0 million for the six months ended June 30, 2018 compared to $134.3 million for the same period in 2017. The cost of average federal funds purchased and repurchase agreements was 1.73% for the six months ended June 30, 2018 compared to 1.01% for the six months ended June 30, 2017. Average FHLB advances decreased $20.2 million, or 5.0%, to $382.7 million for the six months ended June 30, 2018 compared to $402.8 million for the six months ended June 30, 2017. Average junior subordinated debentures for the six months ended June 30, 2018 was zero compared to $1.3 million for the same period in 2017. The junior subordinated debentures were redeemed in January 2017.

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

Based on the Company’s continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $0.4 million and $1.2 million was recorded during the three and six months ended June 30, 2018, respectively, compared to a provision for loan losses of $1.0 million and $1.8 million, respectively, during the same periods in 2017. Net charge-offs were $1.6 million for the quarter ended June 30, 2018 compared to net charge-offs of $24 thousand for the quarter ended June 30, 2017. Net charge-offs were $1.3 million for the six months ended June 30, 2018 compared to $0.1 million for the six months ended June 30, 2017. The increase in net charge-offs during the 2018 second quarter relates to the charge-off of one loan that was fully reserved. The ratio of the allowance for loan losses to nonaccrual loans was 1,979%, 456% and 1,030%, at June 30, 2018, December 31, 2017, and June 30, 2017, respectively. The allowance for loan losses totaled $31.7 million at June 30, 2018 as compared to $31.7 million at December 31, 2017 and $27.5 million at June 30, 2017. The allowance as a percentage of total loans was 1.00% at June 30, 2018, compared to 1.02% at December 31, 2017 and 0.99% at June 30, 2017. The increase in the allowance for loan losses from June 30, 2017 reflects portfolio growth, coupled with the impact of the significant increase in charge-offs experienced during the 2017 fourth quarter. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $75.9 million, or 2.4%, of total loans at June 30, 2018 were categorized as classified loans compared to $85.3 million, or 2.8%, at December 31, 2017 and $103.9 million, or 3.7%, at June 30, 2017. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At June 30, 2018, $21.9 million of classified loans were commercial real estate (“CRE”) loans. Of the $21.9 million of CRE loans, $21.2 million were current and $0.7 million were past due. At June 30, 2018, $11.4 million of classified loans were residential real estate loans, with $9.8 million current and $1.6 million past due. Commercial, industrial, and agricultural loans represented $42.3 million of classified loans, with $41.2 million current and $1.1 million past due. Taxi medallion loans represented $21.9 million of the classified commercial, industrial and agricultural loans at June 30, 2018. All of the Bank’s taxi medallion loans are collateralized by New York City – Manhattan medallions and have personal guarantees. All taxi medallion loans were current as of June 30, 2018 except one which was nonaccrual.  No new originations of taxi medallion loans are currently planned and management expects these balances to decline through amortization and pay-offs. During the 2018 second quarter, four taxi loans totaling $2.4 million were paid off in full. There was $0.3 million of classified real estate construction and land loans, all of which are current.

CRE loans, including multi-family loans, represented $1.9 billion, or 59.8%, of the total loan portfolio at June 30, 2018 compared to $1.9 billion, or 61.0%, at December 31, 2017 and $1.7 billion, or 62.3%, at June 30, 2017. The Bank’s underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

As of June 30, 2018 and December 31, 2017, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $15.3 million and $22.5 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The decrease in impaired loans from December 31, 2017 was attributable to the payoff of certain TDRs, partially offset by new TDRs during the six months ended June 30, 2018, coupled with a decrease in nonaccrual loans due to the charge-off of one loan and sales and payoffs. During the six months ended June 30, 2018, the Bank modified certain commercial and industrial loans as TDRs totaling $6.8 million. These TDR loans are current at June 30, 2018.

Nonaccrual loans were $1.6 million, or 0.05%, of total loans at June 30, 2018, and $7.0 million, or 0.22%, of total loans at December 31, 2017. TDRs represent $70 thousand of the nonaccrual loans at June 30, 2018 compared to $5 thousand at December 31, 2017.

The Bank’s other real estate owned at June 30, 2018 was $0.2 million, consisting of one property, compared to none at December 31, 2017.

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017
Beginning balance	$31,707	$25,904
Charge-offs:
Residential real estate mortgage loans	(24)	-
Commercial, industrial and agricultural loans	(1,708)	(128)
Total	(1,732)	(128)
Recoveries:
Residential real estate mortgage loans	1	2
Commercial, industrial and agricultural loans	475	15
Installment/consumer loans	1	1
Total	477	18
Net charge-offs	(1,255)	(110)
Provision for loan losses charged to operations	1,200	1,750
Ending balance	$31,652	$27,544

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan classification at the dates indicated:

	June 30, 2018		December 31, 2017
		Percentage of Loans		Percentage of Loans
(Dollars in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial real estate mortgage loans	$11,206	41.8%	$11,048	41.7%
Multi-family mortgage loans	2,466	18.0	4,521	19.2
Residential real estate mortgage loans	4,237	16.1	2,438	15.0
Commercial, industrial & agricultural loans	12,358	19.8	12,838	19.9
Real estate construction and land loans	1,263	3.7	740	3.5
Installment/consumer loans	122	0.6	122	0.7
Total	$31,652	100.0%	$31,707	100.0%

Non-Interest Income (Loss)

Total non-interest income (loss) decreased $7.1 million to $(2.6) million during the three months ended June 30, 2018 compared to $4.5 million for the three months ended June 30, 2017, driven primarily by a $7.9 million net securities loss related to the balance sheet restructure, partially offset by a $0.4 million increase in other operating income, a $0.3 million increase in service charges and other fees, and a $0.3 million gain on sale of loans.

Total non-interest income decreased $7.1 million to $1.5 million during the six months ended June 30, 2018 compared to $8.6 million for the six months ended June 30, 2017, driven primarily by a $7.9 million net securities loss related to the balance sheet restructure, partially offset by a $0.5 million increase in other operating income, a $0.5 million increase in service charges and other fees, and a $0.3 million gain on sale of loans.

Non-Interest Expense

Total non-interest expense increased $1.5 million to $22.5 million during the three months ended June 30, 2018 compared to $21.0 million over the same period in 2017. The increase was primarily due to higher salaries and benefits, professional services, technology and communications, other operating expenses, and FDIC assessments, partially offset by lower marketing and advertising, occupancy and equipment, and amortization of other intangible assets.

Total non-interest expense increased $3.8 million to $45.1 million during the six months ended June 30, 2018 compared to $41.3 million over the same period in 2017. The increase was primarily due to higher salaries and benefits, professional services, technology and communications, other operating expenses, and FDIC assessments, partially offset by lower occupancy and equipment, marketing and advertising, and amortization of other intangible assets.

Salaries and benefits increased $1.5 million to $13.1 million for the three months ended June 30, 2018 compared to $11.6 million for the same period in 2017. The increase in salaries and benefits in the second quarter of 2018 versus the second quarter of 2017 is primarily due to additional staff related to business development and risk management. Professional services increased $0.2 million to $0.9 million for the three months ended June 30, 2018, compared to the same period in 2017. Technology and communications increased $0.2 million to $1.6 million for the three months ended June 30, 2018 compared to $1.4 million for the same period in the prior year. Other operating expenses increased $0.1 million to $1.9 million for the three months ended June 30, 2018 compared to $1.8 million for the same period in 2017. FDIC assessments increased to $0.4 million for the three months ended June 30, 2018 from $0.3 million for the same period in 2017. Occupancy and equipment decreased $0.2 million to $3.2 million for the three months ended June 30, 2018 compared to $3.4 million for the same period in 2017. The decrease in occupancy and equipment expense in the second quarter of 2018 versus the second quarter of 2017 reflects the cost savings related to the execution of the Company’s branch rationalization strategy. Marketing and advertising were $1.2 million for the three months ended June 30, 2018 compared to $1.6 million for the same period in 2017. Amortization of other intangible assets was $0.2 million compared to $0.3 million for the same period in 2017.

Salaries and benefits increased $2.8 million to $25.9 million for the six months ended June 30, 2018 compared to $23.1 million for the same period in 2017. The increase in salaries and benefits for the six months ended June 30, 2018 versus the same period in 2017 is primarily due to additional staff related to business development and risk management. FDIC assessments increased to $0.9 million for the six months ended June 30, 2018 from $0.6 million for the same period in 2017. Professional services increased $0.7 million to $2.1 million for the six months ended June 30, 2018, compared to $1.4 million for the same period in 2017. Technology and communications increased $0.5 million to $3.2 million for the six months ended June 30, 2018 compared to $2.7 million for the same period in the prior year. Other operating expenses increased $0.4 million to $3.9 million for the six months ended June 30, 2018 compared to $3.5 million for the same period in 2017. Occupancy and equipment decreased $0.4 million to $6.4 million for the six months ended June 30, 2018 compared to $6.8 million for the same period in 2017. The decrease in occupancy and equipment expense for the six months ended June 30, 2018 compared to the same period in 2017 reflects the cost savings related to the execution of the Company’s branch rationalization strategy. Marketing and advertising were $2.2 million for the six months ended June 30, 2018 compared to $2.5 million for the same period in 2017. Amortization of other intangible assets was $0.5 million compared to $0.6 million for the same period in 2017.

Income Taxes

Income tax expense was $1.7 million for the three months ended June 30, 2018 compared to $4.5 million for the three months ended June 30, 2017. The decrease reflects lower income before income taxes and a lower effective tax rate in 2018 due to the enactment of the Tax Act in the fourth quarter of 2017. The effective tax rate for the three months ended June 30, 2018 was 20.1% compared to 33.8% for the same period last year.

Income tax expense was $4.9 million for the six months ended June 30, 2018 compared to $8.8 million for the six months ended June 30, 2017. The decrease reflects lower income before income taxes and a lower effective tax rate in 2018 due to the enactment of the Tax Act in the fourth quarter of 2017. The effective tax rate for the six months ended June 30, 2018 was 20.6% compared to 32.9% for the same period last year.

Financial Condition

Total assets decreased $15.2 million, or 0.3%, to $4.4 billion at June 30, 2018 compared to December 31, 2017. Cash and cash equivalents increased $11.1 million, or 11.8%, to $105.9 million at June 30, 2018 compared to December 31, 2017. Total securities decreased $120.6 million, or 12.4%, to $855.5 million at June 30, 2018 compared to December 31, 2017, which includes the Company’s sale of $238.3 million of securities in the three months ended June 30, 2018. Total loans held for investment, net, increased $78.0 million, or 2.5%, to $3.1 billion at June 30, 2018 compared to December 31, 2017, which includes the Company’s sale of $39.8 million of commercial real estate and multi-family loans in the three months ended June 30, 2018. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management.

Total liabilities decreased $25.8 million, or 0.6%, to $4.0 billion at June 30, 2018 compared to December 31, 2017. Total deposits increased $218.7 million, or 6.6%, to $3.6 billion at June 30, 2018, compared to December 31, 2017. Savings, NOW and money market deposits increased $146.2 million, or 8.2%, to $1.9 billion at June 30, 2018 compared to December 31, 2017. Certificates of deposit increased $103.8 million, or 46.7%, to $326.2 million at June 30, 2018 compared to December 31, 2017. Demand deposits decreased $31.4 million, or 2.3%, to $1.3 billion at June 30, 2018 compared to December 31, 2017. Federal funds purchased were zero at June 30, 2018 compared to $50.0 million at December 31, 2017. Federal Home Loan Bank advances decreased $200.5 million to $300.9 million at June 30, 2018 compared to December 31, 2017. The decrease in wholesale borrowings in 2018 reflects the Company’s strategy to pay down its higher cost borrowings.

Stockholders’ equity was $439.8 million at June 30, 2018, an increase of $10.6 million, or 2.5%, from December 31, 2017, primarily due to net income of $18.8 million, share based compensation of $1.8 million, and proceeds from the issuance of shares of common stock under the dividend reinvestment plan of $0.5 million, partially offset by $9.2 million in dividends and an increase in accumulated other comprehensive loss, net of deferred income taxes, of $0.8 million. In July 2018, the Company declared a quarterly dividend of $0.23 per share and continues its long-term trend of uninterrupted dividends.

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

The Company’s principal sources of liquidity included cash and cash equivalents of $6.9 million as of June 30, 2018, and dividend capabilities from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the six months ended June 30, 2018, the Bank paid $10.0 million in cash dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. As of June 30, 2018, the Bank has $46.0 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company did not make any capital contributions to the Bank during the six months ended June 30, 2018.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At June 30, 2018, the Bank had aggregate lines of credit of $380.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $360.0 million is available on an unsecured basis. As of June 30, 2018, the Bank had no overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of June 30, 2018, the Bank had $10.0 million outstanding in FHLB overnight borrowings and $290.9 million outstanding in FHLB term borrowings. As of December 31, 2017, the Bank had $185.0 million outstanding in FHLB overnight borrowings and $316.4 million outstanding in FHLB term borrowings. The Bank had $1.4 million and $0.9 million at June 30, 2018 and December 31, 2017, respectively, of securities sold under agreements to repurchase outstanding with customers and nothing outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of June 30, 2018, the Bank had $116.4 million outstanding in brokered certificates of deposit and $197.8 million outstanding in brokered money market accounts. As of December 31, 2017, the Bank had $44.9 million outstanding in brokered certificates of deposit and $163.2 million outstanding in brokered money market accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at June 30, 2018 and December 31, 2017.

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

As of June 30, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%, and a financial institution will be able to elect to be subject to this new definition.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at June 30, 2018 and December 31, 2017:

	June 30, 2018
							Minimum To Be Well
					Minimum Capital		Capitalized Under Prompt
			Minimum Capital		Adequacy Requirement with		Corrective Action
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$346,944	10.2%	$152,437	4.5%	$215,953	6.375%	n/a	n/a
Bank	419,695	12.4	152,430	4.5	215,943	6.375	$220,177	6.5%
Total capital to risk weighted assets:
Consolidated	458,872	13.5	271,000	8.0	334,515	9.875	n/a	n/a
Bank	451,623	13.3	270,987	8.0	334,500	9.875	338,734	10.0
Tier 1 capital to risk weighted assets:
Consolidated	346,944	10.2	203,250	6.0	266,765	7.875	n/a	n/a
Bank	419,695	12.4	203,240	6.0	266,753	7.875	270,987	8.0
Tier 1 capital to average assets:
Consolidated	346,944	7.9	175,641	4.0	n/a	n/a	n/a	n/a
Bank	419,695	9.6	175,647	4.0	n/a	n/a	219,559	5.0

	December 31, 2017
							Minimum To Be Well
					Minimum Capital		Capitalized Under Prompt
			Minimum Capital		Adequacy Requirement with		Corrective Action
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$336,393	10.0%	$152,011	4.5%	$194,237	5.75%	n/a	n/a
Bank	408,089	12.1	152,002	4.5	194,224	5.75	$219,558	6.5%
Total capital to risk weighted assets:
Consolidated	448,376	13.3	270,242	8.0	312,468	9.25	n/a	n/a
Bank	440,072	13.0	270,225	8.0	312,448	9.25	337,781	10.0
Tier 1 capital to risk weighted assets:
Consolidated	336,393	10.0	202,682	6.0	244,907	7.25	n/a	n/a
Bank	408,089	12.1	202,669	6.0	244,892	7.25	270,225	8.0
Tier 1 capital to average assets:
Consolidated	336,393	7.9	170,440	4.0	n/a	n/a	n/a	n/a
Bank	408,089	9.6	170,441	4.0	n/a	n/a	213,051	5.0

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

At June 30, 2018, $725.9 million, or 87.6%, of the Company’s available for sale and held to maturity securities had fixed interest rates. At June 30, 2018, $2.4 billion, or 75.7%, of the Company’s loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company’s net interest income sensitivity analysis at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Potential Change
Change in Interest	in Future Net
Rates in Basis Points	Interest Income
(Dollars in thousands)	Year 1		Year 2
	$ Change	% Change	$ Change	% Change
200	$(3,220)	(2.42)%	$6,751	5.07%
100	$(1,527)	(1.15)%	$6,019	4.52%
Static	-	-	-	-
-100	$297	0.22%	$2,652	1.99%

	December 31, 2017
	Potential Change
Change in Interest	in Future Net
Rates in Basis Points	Interest Income
(Dollars in thousands)	Year 1		Year 2
	$ Change	% Change	$ Change	% Change
200	$(4,548)	(3.45)%	$3,217	2.44%
100	$(2,262)	(1.71)%	$2,937	2.23%
Static	-	-	-	-
-100	$918	0.70%	$1,090	0.83%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income by 2.42 percent in year 1 and increase net interest income by 5.07 percent in year 2. The Company’s balance sheet sensitivity to such a move in interest rates at June 30, 2018 decreased as compared to December 31, 2017 (which was a decrease of 3.45 percent in net interest income over a twelve-month period). This decrease is the result of a higher proportion of the Company’s assets repricing to market rates, coupled with a large increase in demand deposits and the Company’s ability to hold the costs of interest bearing deposits to below market rates. The lower projected interest rate sensitivity trend can be attributed to the strategic balance sheet restructuring of the Company’s investment portfolio, as well as the increase in non-public, non-brokered deposits in the second quarter of 2018. Overall, the strategy for the Bank remains focused on reducing its exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio increased from 3.23 at December 31, 2017 to 3.55 at June 30, 2018. Additionally, the Bank has increased its use of swaps to extend liabilities. The Company believes that its strong core funding profile also provides protection from rising rates due to the ability of the Bank to lag increases in the rates paid to on these accounts to market rates.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Stock Repurchases.

The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2018 through April 30, 2018	-	$-	-	167,041
May 1, 2018 through May 31, 2018	339	$34.33	-	167,041
June 1, 2018 through June 30, 2018	3,157	$36.10	-	167,041
Total	3,496	$35.93	-	167,041

(1)	Represents shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.
(2)	The Board of Directors approved a stock repurchase program on March 27, 2006 that authorized the repurchase of 309,000 shares. No shares were purchased under this program during the quarter ended June 30, 2018. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended June 30, 2018.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101	The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018, filed on August 8, 2018, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017, (iv) Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017, and (vi) the Condensed Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

August 8, 2018	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

August 8, 2018	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer

