Form 10-Q
period 2018-09-30
BRIDGE BANCORP INC
filed 2018-11-08
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission file number 001‑34096

BRIDGE BANCORP, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 537‑1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes [  ] No [X]

There were 19,792,234 shares of common stock outstanding as of October 31, 2018.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and due from banks	$63,687	$76,614
Interest earning deposits with banks	61,414	18,133
Total cash and cash equivalents	125,101	94,747

Securities available for sale, at fair value	661,862	759,916
Securities held to maturity (fair value of $159,244 and $179,885, respectively)	164,438	180,866
Total securities	826,300	940,782

Securities, restricted	25,162	35,349

Loans held for sale	1,619	—

Loans held for investment	3,197,427	3,102,752
Allowance for loan losses	(31,869)	(31,707)
Loans, net	3,165,558	3,071,045

Premises and equipment, net	35,893	33,505
Accrued interest receivable	11,793	11,652
Goodwill	105,950	105,950
Other intangible assets	4,717	5,214
Prepaid pension	11,904	9,936
Bank owned life insurance	89,151	87,493
Other real estate owned	175	—
Other assets	45,434	34,329
Total assets	$4,448,757	$4,430,002

Liabilities
Demand deposits	$1,332,792	$1,338,701
Savings, NOW and money market deposits	1,958,258	1,773,478
Certificates of deposit of $100,000 or more	205,857	158,584
Other time deposits	122,235	63,780
Total deposits	3,619,142	3,334,543

Federal funds purchased	—	50,000
Repurchase agreements	816	877
Federal Home Loan Bank advances	265,648	501,374
Subordinated debentures, net	78,746	78,641
Other liabilities and accrued expenses	44,420	35,367
Total liabilities	4,008,772	4,000,802

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,804,685 and 19,719,575 shares issued, respectively; and 19,789,073 and 19,709,360 shares outstanding, respectively)	198	197
Surplus	350,739	347,691
Retained earnings	108,161	96,547
Treasury stock at cost, 15,612 and 10,215 shares, respectively	(520)	(296)
	458,578	444,139
Accumulated other comprehensive loss, net of income taxes	(18,593)	(14,939)
Total stockholders’ equity	439,985	429,200
Total liabilities and stockholders’ equity	$4,448,757	$4,430,002

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans (including fee income)	$36,197	$32,571	$107,580	$92,206
Mortgage-backed securities, CMOs and other asset-backed securities	4,370	3,777	11,919	11,492
U.S. GSE securities	158	300	680	901
State and municipal obligations	614	963	2,173	2,968
Corporate bonds	356	295	1,069	878
Deposits with banks	437	91	633	208
Other interest and dividend income	457	441	1,450	1,236
Total interest income	42,589	38,438	125,504	109,889

Interest expense:
Savings, NOW and money market deposits	4,584	2,161	10,536	5,524
Certificates of deposit of $100,000 or more	927	496	2,026	1,306
Other time deposits	536	195	1,224	552
Federal funds purchased and repurchase agreements	13	402	1,185	1,073
Federal Home Loan Bank advances	1,181	1,704	4,447	4,382
Subordinated debentures	1,134	1,135	3,404	3,405
Junior subordinated debentures	—	—	—	48
Total interest expense	8,375	6,093	22,822	16,290

Net interest income	34,214	32,345	102,682	93,599
Provision for loan losses	200	1,900	1,400	3,650
Net interest income after provision for loan losses	34,014	30,445	101,282	89,949

Non-interest income:
Service charges and other fees	2,549	2,392	7,274	6,662
Net securities gains (losses)	—	260	(7,921)	260
Title fee income	384	757	1,339	1,848
Gain on sale of Small Business Administration loans	524	100	1,586	1,442
BOLI income	557	563	1,658	1,690
Other operating income	904	900	2,517	1,701
Total non-interest income	4,918	4,972	6,453	13,603

Non-interest expense:
Salaries and employee benefits	12,134	11,962	38,001	35,054
Occupancy and equipment	3,325	3,514	9,773	10,351
Technology and communications	1,596	1,469	4,807	4,194
Marketing and advertising	1,274	1,254	3,476	3,742
Professional services	1,023	678	3,116	2,101
FDIC assessments	386	341	1,286	984
Fraud loss	9,500	—	9,500	—
Amortization of other intangible assets	215	247	703	800
Other operating expenses	1,551	1,806	5,447	5,347
Total non-interest expense	31,004	21,271	76,109	62,573

Income before income taxes	7,928	14,146	31,626	40,979
Income tax expense	1,381	4,703	6,263	13,524
Net income	$6,547	$9,443	$25,363	$27,455
Basic earnings per share	$0.33	$0.48	$1.28	$1.39
Diluted earnings per share	$0.33	$0.48	$1.28	$1.39

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$6,547	$9,443	$25,363	$27,455
Other comprehensive (loss) income:
Change in unrealized net (losses) gains on securities available for sale, net of reclassifications and deferred income taxes	(3,063)	152	(6,535)	2,695
Adjustment to pension liability, net of reclassifications and deferred income taxes	67	67	202	230
Unrealized gains (losses) on cash flow hedges, net of reclassifications and deferred income taxes	149	303	2,679	(70)
Total other comprehensive (loss) income	(2,847)	522	(3,654)	2,855
Comprehensive income	$3,700	$9,965	$21,709	$30,310

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

(In thousands, except share and per share amounts)

					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2018	$197	$347,691	$96,547	$(296)	$(14,939)	$429,200
Net income			25,363			25,363
Shares issued under the dividend reinvestment plan		705				705
Stock awards granted and distributed	1	(529)		528		—
Stock awards forfeited		183		(183)		—
Repurchase of surrendered stock from vesting of restricted stock awards				(569)		(569)
Share based compensation expense		2,689				2,689
Cash dividend declared, $0.69 per share			(13,749)			(13,749)
Other comprehensive loss, net of deferred income taxes					(3,654)	(3,654)
Balance at September 30, 2018	$198	$350,739	$108,161	$(520)	$(18,593)	$439,985

					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2017	$191	$329,427	$91,594	$(161)	$(13,064)	$407,987
Net income			27,455			27,455
Shares issued under the dividend reinvestment plan		721				721
Shares issued for trust preferred securities conversions (529,292 shares)	5	14,944				14,949
Stock awards granted and distributed	1	(417)		416		—
Stock awards forfeited		131		(131)		—
Repurchase of surrendered stock from vesting of restricted stock awards				(330)		(330)
Share based compensation expense		1,972				1,972
Cash dividend declared, $0.69 per share			(13,670)			(13,670)
Other comprehensive income, net of deferred income taxes					2,855	2,855
Balance at September 30, 2017	$197	$346,778	$105,379	$(206)	$(10,209)	$441,939

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$25,363	$27,455
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,400	3,650
Depreciation and amortization of premises and equipment	2,871	2,858
Net (accretion) and other amortization	(1,803)	(5,771)
Net amortization on securities	3,278	4,865
Increase in cash surrender value of bank owned life insurance	(1,658)	(1,690)
Amortization of intangible assets	703	800
Share based compensation expense	2,689	1,972
Net securities losses (gains)	7,921	(260)
Increase in accrued interest receivable	(141)	(772)
Small Business Administration (“SBA”) loans originated for sale	(22,126)	(15,523)
Proceeds from sale of the guaranteed portion of SBA loans	22,453	17,290
Gain on sale of the guaranteed portion of SBA loans	(1,586)	(1,442)
(Gain) loss on sale of loans	(411)	33
Increase in other assets	(3,816)	(664)
Increase in accrued expenses and other liabilities	5,581	3,824
Net cash provided by operating activities	40,718	36,625

Cash flows from investing activities:
Purchases of securities available for sale	(224,600)	(87,916)
Purchases of securities, restricted	(493,347)	(404,267)
Purchases of securities held to maturity	(1,000)	(3,628)
Proceeds from sales of securities available for sale	230,372	26,685
Redemption of securities, restricted	503,534	404,776
Maturities, calls and principal payments of securities available for sale	72,535	89,630
Maturities, calls and principal payments of securities held to maturity	16,760	36,390
Net increase in loans	(134,808)	(319,312)
Proceeds from loan sale	40,133	2,574
Purchase of premises and equipment	(5,259)	(2,595)
Net cash provided by (used in) investing activities	4,320	(257,663)

Cash flows from financing activities:
Net increase in deposits	284,631	277,345
Net decrease in federal funds purchased	(50,000)	(50,000)
Net decrease in Federal Home Loan Bank advances	(235,641)	(19,733)
Repayment of junior subordinated debentures	—	(352)
Net (decrease) increase in repurchase agreements	(61)	172
Net proceeds from issuance of common stock	705	721
Repurchase of surrendered stock from vesting of restricted stock awards	(569)	(330)
Cash dividends paid	(13,749)	(13,670)
Net cash (used in) provided by financing activities	(14,684)	194,153

Net increase (decrease) in cash and cash equivalents	30,354	(26,885)
Cash and cash equivalents at beginning of period	94,747	113,838
Cash and cash equivalents at end of period	$125,101	$86,953

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$23,902	$17,660
Income taxes	$2,474	$4,195

Non-cash investing and financing activities:
Conversion of junior subordinated debentures	$—	$15,350
Transfers from portfolio loans to other real estate owned	$175	$—

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Bridge Bancorp, Inc. (the “Registrant” or “Company”), is a registered bank holding company for BNB Bank (the “Bank”), which was formerly known as The Bridgehampton National Bank prior to the Bank's conversion to a New York chartered commercial bank in December 2017. The Registrant was incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization under which the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank's common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), as an operating subsidiary. The assets transferred to BCI are viewed by the bank regulators as part of the Bank's assets in consolidation. The operations of the Bank also include Bridge Abstract LLC (“Bridge Abstract”), a wholly owned subsidiary of the Bank, which is a broker of title insurance services and Bridge Financial Services LLC (“Bridge Financial Services”), an investment services subsidiary that was formed in March 2014. The Company formed Bridge Statutory Capital Trust II (the “Trust”) as a subsidiary in 2009, which sold $16.0 million of 8.5% cumulative convertible Trust Preferred Securities (the “Trust Preferred Securities”) in a private placement to accredited investors. The Trust Preferred Securities were redeemed effective January 18, 2017 and the Trust was cancelled effective April 24, 2017.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10‑K for the year ended December 31, 2017.

2. EARNINGS PER SHARE

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 260‑10‑45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The restricted stock awards and certain restricted stock units granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

The following table presents the computation of EPS for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income	$6,547	$9,443	$25,363	$27,455
Dividends paid on and earnings allocated to participating securities	(145)	(197)	(550)	(557)
Income attributable to common stock	$6,402	$9,246	$24,813	$26,898

Weighted average common shares outstanding, including participating securities	19,890	19,793	19,869	19,748
Weighted average participating securities	(438)	(412)	(435)	(405)
Weighted average common shares outstanding	19,452	19,381	19,434	19,343
Basic earnings per common share	$0.33	$0.48	$1.28	$1.39

Income attributable to common stock	$6,402	$9,246	$24,813	$26,898
Impact of assumed conversions - interest on 8.5% trust preferred securities	—	—	—	32
Income attributable to common stock including assumed conversions	$6,402	$9,246	$24,813	$26,930

Weighted average common shares outstanding	19,452	19,381	19,434	19,343
Incremental shares from assumed conversions of options and restricted stock units	33	25	27	21
Incremental shares from assumed conversions of 8.5% trust preferred securities	—	—	—	23
Weighted average common and equivalent shares outstanding	19,485	19,406	19,461	19,387
Diluted earnings per common share	$0.33	$0.48	$1.28	$1.39

There were 47,393 stock options outstanding at September 30, 2018 that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2018 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were no stock options outstanding at September 30, 2017.

There were no restricted stock units that were antidilutive for the three months ended September 30, 2018 and 2017. There were 21,980 restricted stock units that were antidilutive for the nine months ended September 30, 2018 and no restricted stock units that were antidilutive for the nine months ended September 30, 2017.

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

3. STOCK BASED COMPENSATION PLANS

The Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (“2012 SBIP”) provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The 2012 SBIP superseded the Bridge Bancorp, Inc. 2006 Equity Incentive Plan. The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2012 SBIP is 525,000 plus 278,385 shares that were remaining under the 2006 Equity Incentive Plan. Of the total 803,385 shares of common stock approved for issuance under the 2012 SBIP, 274,950 shares remain available for issuance at September 30, 2018, including shares that may be granted in the form of stock options, restricted stock awards (“RSAs”), or restricted stock units (“RSUs”).

The Compensation Committee of the Board of Directors determines awards under the 2012 SBIP. The Company accounts for the 2012 SBIP under FASB ASC No. 718.

Stock Options

Stock options may be either incentive stock options, which bestow certain tax benefits on the optionee, or non-qualified stock options, not qualifying for such benefits. All options have an exercise price that is not less than the market value of the Company's common stock on the date of the grant.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's common stock as of the exercise or reporting date.

During the nine months ended September 30, 2018, in accordance with the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”), the Company granted 47,393 stock options. All of the stock options granted vest ratably over three years. The estimated weighted-average grant-date fair value of all stock options granted in the nine months ended September 30, 2018 was $6.52 per stock option, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 2.80%; expected volatility rate of 27.53%; risk-free interest rate of 2.67%; and expected option life of 6.5 years. There were no stock options granted during the nine months ended September 30, 2017.

Compensation expense attributable to stock options was $26 thousand and $65 thousand for the three and nine months ended September 30, 2018, respectively. There was no compensation expense attributable to stock options for the nine months ended September 30, 2017 because there were no stock options outstanding as of September 30, 2017 and December 31, 2016. As of September 30, 2018, there was $244 thousand of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the status of the Company's stock options as of and for the nine months ended September 30, 2018:

Weighted
		Weighted	Average
	Number	Average	Remaining		Aggregate
	of	Exercise	Contractual		Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life		Value
Outstanding, January 1, 2018	—	$—
Granted	47,393	36.19
Outstanding, September 30, 2018	47,393	$36.19	9.4	years	$—
Vested and Exercisable, September 30, 2018	—	$—	$—		$—

		Weighted
	Number of	Average
Range of Exercise Prices	Options	Exercise Price
$36.19	47,393	$36.19
	47,393	$36.19

Restricted Stock Awards

The Company's RSAs are shares of the Company's common stock that are forfeitable and are subject to restrictions on transfer prior to the vesting date. RSAs are forfeited if the award holder departs the Company before vesting. RSAs carry dividend and voting rights from the date of grant. The vesting of time-vested RSAs depends upon the award holder continuing to render services to the Company. The Company's performance-based RSAs vest subject to the achievement of the Company's 2018 corporate goals.

The following table summarizes the unvested RSA activity for the nine months ended September 30, 2018:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2018	317,692	$27.16
Granted	83,282	33.01
Vested	(59,600)	23.94
Forfeited	(6,107)	29.94
Unvested, September 30, 2018	335,267	$29.14

During the nine months ended September 30, 2018, the Company granted a total of 83,282 RSAs. Of the 83,282 RSAs granted, 44,750 time-vested RSAs vest ratably over five years, 13,415 time-vested RSAs vest ratably over three years, and 25,117 performance-based RSAs vest ratably over two years, subject to the achievement of the Company's 2018 corporate goals. As of September 30, 2018, there were 335,267 unvested RSAs consisting of 310,933 time-vested RSAs and 24,334 performance-based RSAs.

Compensation expense attributable to RSAs was $612 thousand and $1.9 million for the three and nine months ended September 30, 2018, respectively, and $432 thousand and $1.3 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there was $5.7 million of total unrecognized compensation cost related to non-vested RSAs. The cost is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock Units

Long Term Incentive Plan

An RSU is an award that is denominated in shares of the Company's common stock on the date of grant and is similar to an RSA award, except no shares of the Company's common stock are actually issued to the award recipient on the date of grant of an RSU. RSUs are subject to a time-based vesting schedule or the satisfaction of performance conditions, and are settled in shares of the Company's common stock. RSUs do not provide voting rights and RSUs may provide dividend equivalent rights from the date of grant.

During the nine months ended September 30, 2018, in accordance with the LTI Plan for NEOs, the Company granted 21,693 RSUs. Of the 21,693 RSUs granted, 12,522 time-vested RSUs vest ratably over five years and 9,171 performance-based RSUs vest subject to the achievement of the Company's three-year corporate goal for the years 2018, 2019 and 2020.

The following table summarizes the unvested NEO RSU activity for the nine months ended September 30, 2018:

83
		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2018	68,776	$24.46
Granted	21,693	33.23
Reinvested dividends	1,486	26.47
Forfeited	(13,333)	21.85
Unvested, September 30, 2018	78,622	$27.36

Compensation expense attributable to LTI Plan RSUs was $121 thousand and $341 thousand for the three and nine months ended September 30, 2018, respectively, and $81 thousand and $229 thousand in connection with these awards for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there was $1.4 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 3.2 years.

Directors Plan

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of RSUs. In addition, directors receive a non-election retainer in the form of RSUs. These RSUs vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $143 thousand and $418 thousand in connection with these RSUs for the three and nine months ended September 30, 2018, respectively, and $135 thousand and $395 thousand for the three and nine months ended September 30, 2017, respectively.

4. SECURITIES

The following tables summarize the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$29,997	$—	$(1,453)	$28,544
State and municipal obligations	35,772	40	(640)	35,172
U.S. GSE residential mortgage-backed securities	96,967	5	(4,242)	92,730
U.S. GSE residential collateralized mortgage obligations	356,644	—	(11,335)	345,309
U.S. GSE commercial mortgage-backed securities	3,560	—	(80)	3,480
U.S. GSE commercial collateralized mortgage obligations	93,875	—	(3,206)	90,669
Other asset backed securities	24,250	—	(728)	23,522
Corporate bonds	46,000	—	(3,564)	42,436
Total available for sale	687,065	45	(25,248)	661,862

Held to maturity:
State and municipal obligations	55,828	327	(664)	55,491
U.S. GSE residential mortgage-backed securities	10,042	—	(481)	9,561
U.S. GSE residential collateralized mortgage obligations	49,470	22	(1,766)	47,726
U.S. GSE commercial mortgage-backed securities	19,285	—	(973)	18,312
U.S. GSE commercial collateralized mortgage obligations	29,813	—	(1,659)	28,154
Total held to maturity	164,438	349	(5,543)	159,244
Total securities	$851,503	$394	$(30,791)	$821,106

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$57,994	$—	$(1,180)	$56,814
State and municipal obligations	87,582	259	(819)	87,022
U.S. GSE residential mortgage-backed securities	189,705	29	(2,833)	186,901
U.S. GSE residential collateralized mortgage obligations	314,390	16	(7,016)	307,390
U.S. GSE commercial mortgage-backed securities	6,017	2	(40)	5,979
U.S. GSE commercial collateralized mortgage obligations	49,965	—	(1,249)	48,716
Other asset backed securities	24,250	—	(849)	23,401
Corporate bonds	46,000	—	(2,307)	43,693
Total available for sale	775,903	306	(16,293)	759,916

Held to maturity:
State and municipal obligations	60,762	972	(64)	61,670
U.S. GSE residential mortgage-backed securities	11,424	—	(261)	11,163
U.S. GSE residential collateralized mortgage obligations	54,250	244	(666)	53,828
U.S. GSE commercial mortgage-backed securities	22,953	77	(438)	22,592
U.S. GSE commercial collateralized mortgage obligations	31,477	—	(845)	30,632
Total held to maturity	180,866	1,293	(2,274)	179,885
Total securities	$956,769	$1,599	$(18,567)	$939,801

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at September 30, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
		Estimated
(In thousands)	Amortized Cost	Fair Value
Maturity
Available for sale:
Within one year	$8,494	$8,460
One to five years	28,236	27,372
Five to ten years	83,273	78,442
Beyond ten years	567,062	547,588
Total	$687,065	$661,862

Held to maturity:
Within one year	$1,941	$1,937
One to five years	29,223	28,950
Five to ten years	50,267	49,105
Beyond ten years	83,007	79,252
Total	$164,438	$159,244

The following tables summarize securities with gross unrealized losses at September 30, 2018 and December 31, 2017, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2018
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$—	$—	$28,544	$(1,453)
State and municipal obligations	16,037	(190)	15,948	(450)
U.S. GSE residential mortgage-backed securities	14,098	(640)	77,169	(3,602)
U.S. GSE residential collateralized mortgage obligations	192,703	(2,953)	152,607	(8,382)
U.S. GSE commercial mortgage-backed securities	3,480	(80)	—	—
U.S. GSE commercial collateralized mortgage obligations	46,569	(814)	44,099	(2,392)
Other asset backed securities	—	—	23,522	(728)
Corporate bonds	—	—	42,435	(3,564)
Total available for sale	$272,887	$(4,677)	$384,324	$(20,571)

Held to maturity:
State and municipal obligations	$28,515	$(564)	$2,466	$(100)
U.S. GSE residential mortgage-backed securities	—	—	9,561	(481)
U.S. GSE residential collateralized mortgage obligations	16,116	(527)	28,963	(1,239)
U.S. GSE commercial mortgage-backed securities	5,946	(138)	12,366	(835)
U.S. GSE commercial collateralized mortgage obligations	58	—	28,096	(1,659)
Total held to maturity	$50,635	$(1,229)	$81,452	$(4,314)

	December 31, 2017
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$—	$—	$56,815	$(1,180)
State and municipal obligations	35,350	(301)	28,165	(518)
U.S. GSE residential mortgage-backed securities	107,408	(1,153)	69,571	(1,680)
U.S. GSE residential collateralized mortgage obligations	77,705	(759)	224,932	(6,257)
U.S. GSE commercial mortgage-backed securities	2,345	(40)	—	—
U.S. GSE commercial collateralized mortgage obligations	452	(1)	48,264	(1,248)
Other asset backed securities	—	—	23,401	(849)
Corporate bonds	13,588	(412)	30,105	(1,895)
Total available for sale	$236,848	$(2,666)	$481,253	$(13,627)

Held to maturity:
State and municipal obligations	$7,709	$(57)	$1,009	$(7)
U.S. GSE residential mortgage-backed securities	1,359	(16)	9,804	(245)
U.S. GSE residential collateralized mortgage obligations	21,329	(94)	21,112	(572)
U.S. GSE commercial mortgage-backed securities	8,789	(121)	8,303	(317)
U.S. GSE commercial collateralized mortgage obligations	10,341	(116)	20,290	(729)
Total held to maturity	$49,527	$(404)	$60,518	$(1,870)

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

At September 30, 2018, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aa3 Moody's rating during the time the Bank has owned them. The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody's or Standard and Poor's. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

Sales and Calls of Securities

There were no proceeds from sales of securities for the three months ended September 30, 2018. There were $230.4 million of proceeds from sales of securities with gross losses of $7.9 million realized for the nine months ended September 30, 2018. There were $26.7 million of proceeds from sales of securities with gross gains of approximately $0.3 million and gross losses of approximately $0.1 million for the three and nine months ended September 30, 2017. There were no proceeds from calls of securities for the three months ended September 30, 2018. There were $0.9 million of proceeds from calls of securities for the nine months ended September 30, 2018. There were no proceeds from calls of securities for the three and nine months ended September 30, 2017.

Pledged Securities

Securities having a fair value of $317.1 million and $513.5 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the nine months ended September 30, 2018 or the year ended December 31, 2017.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker's Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $25.2 million and $35.3 million in FHLB, ACBB and FRB stock at September 30, 2018 and December 31, 2017, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

5. FAIR VALUE

As described in Note 15. Recent Accounting Pronouncements, during the first quarter of 2018, the Company adopted Accounting Standards Update (“ASU”) 2016‑01, Financial Instruments – Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities. The Company adopted the amended guidance that requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

FASB ASC No. 820‑10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820‑10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$28,544		$28,544
State and municipal obligations	35,172		35,172
U.S. GSE residential mortgage-backed securities	92,730		92,730
U.S. GSE residential collateralized mortgage obligations	345,309		345,309
U.S. GSE commercial mortgage-backed securities	3,480		3,480
U.S. GSE commercial collateralized mortgage obligations	90,669		90,669
Other asset backed securities	23,522		23,522
Corporate bonds	42,436		42,436
Total available for sale securities	$661,862		$661,862
Derivatives	$9,865		$9,865

Financial liabilities:
Derivatives	$3,364		$3,364

	December 31, 2017
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$56,814		$56,814
State and municipal obligations	87,022		87,022
U.S. GSE residential mortgage-backed securities	186,901		186,901
U.S. GSE residential collateralized mortgage obligations	307,390		307,390
U.S. GSE commercial mortgage-backed securities	5,979		5,979
U.S. GSE commercial collateralized mortgage obligations	48,716		48,716
Other asset backed securities	23,401		23,401
Corporate bonds	43,693		43,693
Total available for sale securities	$759,916		$759,916
Derivatives	$4,546		$4,546

Financial liabilities:
Derivatives	$1,823		$1,823

The following tables summarize assets measured at fair value on a non-recurring basis:

September 30, 2018
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—			$—
Other real estate owned	$175			$175

December 31, 2017
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—			$—
Other real estate owned	$—			$—

There were no impaired loans with an allocated allowance for loan losses at September 30, 2018. Impaired loans with an allocated allowance for loan losses at December 31, 2017 had a carrying amount of zero, which is made up of the outstanding balance of $1.7 million, net of a valuation allowance of $1.7 million. This resulted in an additional provision for loan losses of $1.7 million that is included in the amount reported on the Consolidated Statements of Income for the year ended December 31, 2017.

Other real estate owned at September 30, 2018 had a carrying amount of $0.2 million with no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income. There was no other real estate owned at December 31, 2017.

The Company used the following methods and assumptions in estimating the fair value of its financial instruments:

Cash and Due from Banks and Interest Earning Deposits with Banks: Carrying amounts approximate fair value, since these instruments are either payable on demand or have short-term maturities and as such are classified as Level 1.

Securities Available for Sale and Held to Maturity: If available, the estimated fair values are based on independent dealer quotations on nationally recognized securities exchanges and are classified as Level 1. For securities where quoted prices are not available, fair value is based on matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities resulting in a Level 2 classification.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of September 30, 2018 and December 31, 2017.

Fair value estimates are made at specific points in time and are based on existing on-and off-balance sheet financial instruments. These estimates are subjective in nature and dependent on a number of significant assumptions associated with each financial instrument or group of financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

The following tables summarize the estimated fair values and recorded carrying amounts of the Company's financial instruments at September 30, 2018 and December 31, 2017:

	September 30, 2018
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$63,687	$63,687	$—	$—	$63,687
Interest earning deposits with banks	61,414	61,414	—	—	61,414
Securities available for sale	661,862	—	661,862	—	661,862
Securities restricted	25,162	n/a	n/a	n/a	n/a
Securities held to maturity	164,438	—	159,244	—	159,244
Loans held for sale	1,619	—	1,692	—	1,692
Loans, net	3,165,558	—	—	3,126,345	3,126,345
Derivatives	9,865	—	9,865	—	9,865
Accrued interest receivable	11,793	—	2,885	8,908	11,793

Financial liabilities:
Certificates of deposit	328,092	—	325,354	—	325,354
Demand and other deposits	3,291,050	3,291,050	—	—	3,291,050
Federal Home Loan Bank advances	265,648	—	259,116	—	259,116
Repurchase agreements	816	—	816	—	816
Subordinated debentures	78,746	—	73,917	—	73,917
Derivatives	3,364	—	3,364	—	3,364
Accrued interest payable	494	—	494	—	494

	December 31, 2017
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$76,614	$76,614	$—	$—	$76,614
Interest earning deposits with banks	18,133	18,133	—	—	18,133
Securities available for sale	759,916	—	759,916	—	759,916
Securities restricted	35,349	n/a	n/a	n/a	n/a
Securities held to maturity	180,866	—	179,885	—	179,885
Loans, net	3,071,045	—	—	3,010,023	3,010,023
Derivatives	4,546	—	4,546	—	4,546
Accrued interest receivable	11,652	—	3,211	8,441	11,652

Financial liabilities:
Certificates of deposit	222,364	—	220,775	—	220,775
Demand and other deposits	3,112,179	3,112,179	—	—	3,112,179
Federal funds purchased	50,000	50,000	—	—	50,000
Federal Home Loan Bank advances	501,374	185,000	313,558	—	498,558
Repurchase agreements	877	—	877	—	877
Subordinated debentures	78,641	—	77,933	—	77,933
Derivatives	1,823	—	1,823	—	1,823
Accrued interest payable	1,574	—	1,574	—	1,574

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	September 30, 2018	December 31, 2017
Commercial real estate mortgage loans	$1,348,569	$1,293,906
Multi-family mortgage loans	579,827	595,280
Residential real estate mortgage loans	516,995	464,264
Commercial, industrial and agricultural loans	608,723	616,003
Real estate construction and land loans	118,137	107,759
Installment/consumer loans	19,157	21,041
Total loans	3,191,408	3,098,253
Net deferred loan costs and fees	6,019	4,499
Total loans held for investment	3,197,427	3,102,752
Allowance for loan losses	(31,869)	(31,707)
Loans, net	$3,165,558	$3,071,045

In June 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $288.3 million and $359.4 million of acquired CNB loans remaining as of September 30, 2018 and December 31, 2017, respectively.

In February 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value. There were approximately $11.5 million and $15.4 million of acquired FNBNY loans remaining as of September 30, 2018 and December 31, 2017, respectively.

Lending Risk

The principal business of the Bank is lending in commercial real estate mortgage loans, multi-family mortgage loans, residential real estate mortgage loans, construction loans, home equity loans, commercial, industrial and agricultural loans, land loans and consumer loans. The Bank considers its primary lending area to be Nassau and Suffolk Counties located on Long Island and the New York City boroughs. A substantial portion of the Bank's loans is secured by real estate in these areas. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region.

Commercial Real Estate Mortgages

Loans in this classification include income producing investment properties and owner occupied real estate used for business purposes. The underlying properties are located largely in the Bank's primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $1.0 million in this category. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

Multi-Family Mortgages

Loans in this classification include income producing residential investment properties of five or more families.  Loans are made to established owners with a proven and demonstrable record of strong performance. Loans are secured by a first mortgage lien on the subject property with a loan to value ratio generally not exceeding 75%. Repayment is derived generally from the rental income generated from the property and may be supplemented by the owners' personal cash flow. Credit risk arises with an increase in vacancy rates, property mismanagement and the predominance of non-recourse loans that are customary in the industry.

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

The following tables represent loans categorized by class and internally assigned risk grades as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$479,536	$812	$17,979	$—	$498,327
Non-owner occupied	846,780	520	2,942	—	850,242
Multi-family	579,403	424	—	—	579,827
Residential real estate:
Residential mortgage	438,158	8,729	882	—	447,769
Home equity	67,047	1,006	1,173	—	69,226
Commercial and industrial:
Secured	95,164	6,306	16,910	—	118,380
Unsecured	477,039	7,476	5,828	—	490,343
Real estate construction and land loans	117,677	—	460	—	118,137
Installment/consumer loans	19,111	10	36	—	19,157
Total loans	$3,119,915	$25,283	$46,210	$—	$3,191,408

At September 30, 2018, there were $0.4 million and $0.8 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.3 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

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

Past Due and Nonaccrual Loans

The following tables represent the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017 by class of loans, as defined by FASB ASC 310‑10:

	September 30, 2018
			>90 Days	Nonaccrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$193	$—	$—	$355	$548	$497,779	$498,327
Non-owner occupied	223	—	—	—	223	850,019	850,242
Multi-family	—	—	—	—	—	579,827	579,827
Residential real estate:
Residential mortgages	2,014	204	299	39	2,556	445,213	447,769
Home equity	699	—	—	628	1,327	67,899	69,226
Commercial and industrial:
Secured	887	141	—	227	1,255	117,125	118,380
Unsecured	1,129	106	—	506	1,741	488,602	490,343
Real estate construction and land loans	—	—	—	152	152	117,985	118,137
Installment/consumer loans	12	193	—	37	242	18,915	19,157
Total loans	$5,157	$644	$299	$1,944	$8,044	$3,183,364	$3,191,408

	December 31, 2017
			>90 Days	Nonaccrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Nonaccrual	Current	Total Loans
Commercial real estate:
Owner occupied	$284	$—	$175	$2,205	$2,664	$469,985	$472,649
Non-owner occupied	—	—	1,163	—	1,163	820,094	821,257
Multi-family	—	—	—	—	—	595,280	595,280
Residential real estate:
Residential mortgages	2,074	398	—	401	2,873	395,300	398,173
Home equity	329	—	271	161	761	65,330	66,091
Commercial and industrial:
Secured	113	41	225	570	949	111,364	112,313
Unsecured	18	35	—	3,618	3,671	500,019	503,690
Real estate construction and land loans	—	281	—	—	281	107,478	107,759
Installment/consumer loans	36	5	—	—	41	21,000	21,041
Total loans	$2,854	$760	$1,834	$6,955	$12,403	$3,085,850	$3,098,253

There were $1.1 million and $2.4 million of acquired loans that were 30‑89 days past due at September 30, 2018 and December 31, 2017, respectively.

Impaired Loans

At September 30, 2018 and December 31, 2017, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $15.6 million and $22.5 million, respectively. The decrease in impaired loans was attributable to the payoff of certain troubled debt restructurings ("TDRs”), partially offset by new TDRs during the nine months ended September 30, 2018, coupled with a decrease in nonaccrual loans due to the charge-off of one loan and sales and payoffs. During the nine months ended September 30, 2018, the Bank modified certain loans as TDRs totaling $8.4 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22. Impairment is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at September 30, 2018 and December 31, 2017 for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three and nine months ended September 30, 2018 and 2017:

				Three Months Ended		Nine Months Ended
	September 30, 2018			September 30, 2018		September 30, 2018
		Unpaid	Related	Average	Interest	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$277	$284	$—	$268	$—	$151	$—
Non-owner occupied	2,063	2,063	—	1,763	10	1,366	18
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	8,076	8,076	—	8,086	57	8,130	171
Unsecured	5,134	5,134	—	5,143	42	5,084	118
Total with no related allowance recorded	$15,550	$15,557	$—	$15,260	$109	$14,731	$307

With an allowance recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Total with an allowance recorded	$—	$—	$—	$—	$—	$—	$—

Total:
Commercial real estate:
Owner occupied	$277	$284	$—	$268	$—	$151	$—
Non-owner occupied	2,063	2,063	—	1,763	10	1,366	18
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	8,076	8,076	—	8,086	57	8,130	171
Unsecured	5,134	5,134	—	5,143	42	5,084	118
Total	$15,550	$15,557	$—	$15,260	$109	$14,731	$307

				Three Months Ended		Nine Months Ended
	December 31, 2017			September 30, 2017		September 30, 2017
		Unpaid	Related	Average	Interest	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$2,073	$2,073	$—	$—	$—	$—	$—
Non-owner occupied	9,089	9,089	—	8,906	100	6,352	298
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	100	100	—	—	—	—	—
Commercial and industrial:
Secured	7,368	8,013	—	3,030	5	1,459	66
Unsecured	2,154	2,408	—	342	4	367	12
Total with no related allowance recorded	$20,784	$21,683	$—	$12,278	$109	$8,178	$376

With an allowance recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	—	—	—	1,216	6	540	6
Unsecured	1,708	3,235	1,708	3,294	105	1,098	106
Total with an allowance recorded	$1,708	$3,235	$1,708	$4,510	$111	$1,638	$112

Total:
Commercial real estate:
Owner occupied	$2,073	$2,073	$—	$—	$—	$—	$—
Non-owner occupied	9,089	9,089	—	8,906	100	6,352	298
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	100	100	—	—	—	—	—
Commercial and industrial:
Secured	7,368	8,013	—	4,246	11	1,999	72
Unsecured	3,862	5,643	1,708	3,636	109	1,465	118
Total	$22,492	$24,918	$1,708	$16,788	$220	$9,816	$488

The Bank had one other real estate owned, consisting of $0.2 million at September 30, 2018 compared to none at December 31, 2017.

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

During the three months ended September 30, 2018, the Bank modified one commercial real estate mortgage loan totaling $0.9 million and one residential mortgage loan totaling $0.6 million as TDRs compared to no loans modified as TDRs during the three months ended September 30, 2017. During the nine months ended September 30, 2018, the Bank modified eight commercial and industrial loans totaling $6.9 million, one commercial real estate mortgage loan totaling $0.9 million and one residential mortgage loan totaling $0.6 million as TDRs compared to two commercial real estate mortgage loans totaling $7.8 million and certain taxi medallion loans totaling $2.8 million as TDRs for the nine months ended September 30, 2017. These modifications did not result in a change to the recorded investment of the loans and did not increase the allowance for loan losses for those periods. During the nine months ended September 30, 2018, there were no charge-offs relating to TDRs and there was one loan modified as a TDR for which there was a payment default within twelve months following the modification. During the nine months ended September 30, 2017, there were no charge-offs relating to TDRs and there were two loans modified as TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of September 30, 2018 and December 31, 2017, the Company had $146 thousand and $5 thousand, respectively, of nonaccrual TDRs, and $16.7 million of performing TDRs. At September 30, 2018 and December 31, 2017, nonaccrual TDRs were unsecured. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the nine months ended September 30, 2018 that did not meet the definition of a TDR. These loans have a total recorded investment at September 30, 2018 of $41.1 million. These loans were to borrowers who were not experiencing financial difficulties.

Purchased Credit Impaired Loans

Loans acquired in a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

At the acquisition date, the purchased credit impaired (“PCI”) loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million, expected cash flows of $28.4 million, and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At September 30, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.2 million and $0.5 million, respectively, with a remaining non-accretable difference of $0.5 million. At December 31, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $4.0 million and $2.4 million, respectively, with a remaining non-accretable difference of $0.7 million.

At the acquisition date, the PCI loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield. At September 30, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.3 million and $0.1 million, respectively, with a remaining non-accretable difference of $0.8 million. At December 31, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $7.6 million and $1.0 million, respectively, with a remaining non-accretable difference of $5.3 million.

The following table summarizes the activity in the accretable yield for the PCI loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$1,112	$3,966	$2,151	$6,915
Accretion	(354)	(1,067)	(1,656)	(3,970)
Reclassification (to) from nonaccretable difference during the period	(172)	(362)	91	(408)
Accretable discount at end of period	$586	$2,537	$586	$2,537

7. ALLOWANCE FOR LOAN LOSSES

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310‑10, and based on impairment method as of September 30, 2018 and December 31, 2017. The tables include loans acquired from CNB and FNBNY.

	September 30, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	11,409	2,793	4,443	11,808	1,301	115	31,869
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$11,409	$2,793	$4,443	$11,808	$1,301	$115	$31,869

Loans:
Individually evaluated for impairment	$2,340	$—	$—	$13,210	$—	$—	$15,550
Collectively evaluated for impairment	1,346,229	579,827	516,697	595,278	118,137	19,157	3,175,325
Loans acquired with deteriorated credit quality	—	—	298	235	—	—	533
Total loans	$1,348,569	$579,827	$516,995	$608,723	$118,137	$19,157	$3,191,408

	December 31, 2017
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$1,708	$—	$—	$1,708
Collectively evaluated for impairment	11,048	4,521	2,438	11,130	740	122	29,999
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707

Loans:
Individually evaluated for impairment	$11,162	$—	$100	$11,230	$—	$—	$22,492
Collectively evaluated for impairment	1,281,837	593,645	463,575	604,329	107,759	21,041	3,072,186
Loans acquired with deteriorated credit quality	907	1,635	589	444	—	—	3,575
Total loans	$1,293,906	$595,280	$464,264	$616,003	$107,759	$21,041	$3,098,253

The following tables represent the changes in the allowance for loan losses for the three and nine months ended September 30, 2018, and 2017, by portfolio segment, as defined under FASB ASC 310‑10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	Three Months Ended September 30, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,206	$2,466	$4,237	$12,358	$1,263	$122	$31,652
Charge-offs	—	—	—	—	—	(4)	(4)
Recoveries	—	—	1	19	—	1	21
Provision	203	327	205	(569)	38	(4)	200
Ending balance	$11,409	$2,793	$4,443	$11,808	$1,301	$115	$31,869

	Three Months Ended September 30, 2017
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$10,579	$4,846	$1,486	$9,970	$577	$86	$27,544
Charge-offs	—	—	—	(124)	—	(49)	(173)
Recoveries	—	—	—	1	—	1	2
Provision	(109)	(6)	174	1,577	168	96	1,900
Ending balance	$10,470	$4,840	$1,660	$11,424	$745	$134	$29,273

	Nine Months Ended September 30, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707
Charge-offs	—	—	(24)	(1,708)	—	(4)	(1,736)
Recoveries	—	—	2	494	—	2	498
Provision	361	(1,728)	2,027	184	561	(5)	1,400
Ending balance	$11,409	$2,793	$4,443	$11,808	$1,301	$115	$31,869

	Nine Months Ended September 30, 2017
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904
Charge-offs	—	—	—	(252)	—	(49)	(301)
Recoveries	—	—	2	16	—	2	20
Provision	1,245	(1,424)	163	3,823	(210)	53	3,650
Ending balance	$10,470	$4,840	$1,660	$11,424	$745	$134	$29,273

8. PENSION AND POSTRETIREMENT PLANS

The Bank maintains a noncontributory pension plan covering all eligible employees. The Bank uses a December 31 measurement date for this plan in accordance with FASB ASC 715‑30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension.” During 2012, the Company amended the pension plan by revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered employees. Additionally, new employees hired on or after October 1, 2012 are not eligible for the pension plan.

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

There were $1.7 million and $2.2 million of contributions to the pension plan during the nine months ended September 30, 2018 and 2017, respectively. There were no contributions to the SERP during the nine months ended September 30, 2018 and 2017, respectively. In accordance with the SERP, a retired executive received a distribution from the plan totaling $84 thousand during each of the nine months ended September 30, 2018 and 2017, respectively.

The Company's funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

As described in Note 15. Recent Accounting Pronouncements, during the first quarter of 2018, the Company adopted ASU 2017‑07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The Company adopted the guidance in the first quarter of 2018 using the practical expedient that permits an employer to use the amounts disclosed in its pension and postretirement benefit plan note for prior comparative periods as the estimation basis for applying retrospective presentation adjustments. The adoption of this ASU resulted in the reclassification of $196 thousand and $587 thousand of net periodic benefit credit components other than service cost from salaries and employee benefits expense to other operating expense for the three and nine months ended September 30, 2017, respectively. The Company's service cost component is reported in the Company's income statement in salaries and employee benefits, which is the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net periodic benefit credit are reported in the other operating expenses income statement line. The change in presentation did not impact the Company's operating results or financial condition.

The following table sets forth the components of net periodic benefit (credit) cost:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$325	$291	$73	$54	$975	$876	$218	$159
Interest cost	198	187	32	26	593	557	95	78
Expected return on plan assets	(626)	(521)	—	—	(1,876)	(1,561)	—	—
Amortization of net loss	83	113	30	12	248	338	91	38
Amortization of prior service credit	(20)	(20)	—	—	(58)	(58)	—	—
Amortization of transition obligation	—	—	1	7	—	—	3	21
Net periodic benefit (credit) cost	$(40)	$50	$136	$99	$(118)	$152	$407	$296

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $0.8 million at September 30, 2018 and $0.9 million at December 31, 2017. The repurchase agreements were collateralized by investment securities, of which 18% were U.S. GSE residential collateralized mortgage obligations and 82% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.4 million at September 30, 2018 and 52% were U.S. GSE residential collateralized mortgage obligations and 48% were U.S. GSE residential mortgage-backed securities with a carrying amount of $1.8 million at December 31, 2017.

Securities sold under agreements to repurchase are financing arrangements with $0.8 million maturing during the fourth quarter of 2018. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company's policies, eligible counterparties are defined and monitored to minimize exposure.

10. FEDERAL HOME LOAN BANK ADVANCES

The following tables set forth the contractual maturities and weighted average interest rates of FHLB advances over the next two years at September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2018	265,000	2.47%
2019	648	0.68%
	265,648	2.47%
Total FHLB advances	$265,648	2.47%

	December 31, 2017
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$185,000	1.53%

2018	315,083	1.59%
2019	1,291	0.94%
	316,374	1.59%
Total FHLB advances	$501,374	1.57%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.2 billion of residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2018 and December 31, 2017. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.3 billion at September 30, 2018.

11. BORROWED FUNDS

Subordinated Debentures

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.7 million and $78.6 million at September 30, 2018 and December 31, 2017, respectively.

The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Junior Subordinated Debentures

In December 2009, the Company completed the private placement of $16.0 million in aggregate liquidation amount of 8.50% cumulative convertible trust preferred securities (“TPS”), through its subsidiary, Bridge Statutory Capital Trust II (the “Trust”). The TPS had a liquidation amount of $1,000 per security, were convertible into the Company's common stock, at a modified effective conversion price of $29 per share, matured in 2039 and were callable by the Company at par after September 30, 2014.

The Company issued $16.0 million of junior subordinated debentures (the “Debentures”) to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the TPS sold by the Trust. In accordance with accounting guidance, the Trust was not consolidated in the Company's financial statements, but rather the Debentures were shown as a liability. The Debentures had the same interest rate, maturity and prepayment provisions as the TPS.

On December 15, 2016, the Company notified holders of the $15.8 million in outstanding TPS of the full redemption of the TPS on January 18, 2017. The redemption price equaled the liquidation amount, plus accrued but unpaid interest until but not including the redemption date. TPS not converted into shares of the Company's common stock on or prior to January 17, 2017 were redeemed as of January 18, 2017. 15,450 shares of TPS with a liquidation amount of $15.5 million were converted into 532,740 shares of the Company's common stock, which includes 100 shares of TPS with a liquidation amount of $100,000 which were converted into 3,448 shares of the Company's common stock on December 28, 2016. The remaining 350 shares of TPS with a liquidation amount of $350,000 were redeemed on January 18, 2017. The Trust was cancelled effective April 24, 2017.

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

Interest rate swaps with notional amounts totaling $265.0 million and $290.0 million at September 30, 2018 and December 31, 2017, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/ (other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018		December 31, 2017
Notional amounts	$265,000		$290,000
Weighted average pay rates	1.79%		1.78%
Weighted average receive rates	2.36%		1.61%
Weighted average maturity	2.09	years	2.64	years

Interest income recorded on these swap transactions totaled $374 thousand and $653 thousand for the three and nine months ended September 30, 2018 and interest expense recorded on these swap transactions totaled $369 thousand and $1.1 million for the three and nine months ended September 30, 2017, respectively, and is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company's variable-rate assets/liabilities. During the nine months ended September 30, 2018, the Company had $653 thousand of reclassifications as a reduction to interest expense. During the next twelve months, the Company estimates that $2.2 million will be reclassified as a decrease in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three and nine months ended September 30, 2018 and 2017:

			Amount of loss
	Amount of gain (loss)	Amount of gain (loss)	recognized in other
(In thousands)	recognized in OCI	reclassified from OCI	non-interest income
Interest rate contracts	(Effective Portion)	to interest expense	(Ineffective Portion)
Three months ended September 30, 2018	$584	$374	$—
Nine months ended September 30, 2018	$4,431	$653	$—
Three months ended September 30, 2017	$144	$(369)	$—
Nine months ended September 30, 2017	$(1,216)	$(1,103)	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets at the dates indicated:

	September 30, 2018			December 31, 2017
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$265,000	$6,510	$(9)	$290,000	$3,133	$(410)

Non-Designated Hedges

Derivatives not designated as hedges may be used to manage the Company's exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP. The Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third party in order to minimize the net risk exposure resulting from such transactions. These interest-rate swap agreements do not qualify for hedge accounting treatment, and therefore changes in fair value are reported in current period earnings.

The following table presents summary information about these interest rate swaps at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018		December 31, 2017
Notional amounts	$199,641		$147,967
Weighted average pay rates	4.40%		3.96%
Weighted average receive rates	4.40%		3.96%
Weighted average maturity	12.49	years	12.37	years
Fair value of combined interest rate swaps	$—		$—

Credit-Risk-Related Contingent Features

As of September 30, 2018, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.1 million, while there were no derivatives in a net liability position. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net asset position, the counterparty is required to post collateral against its obligations to the Company under the agreements. However, if the termination value of derivatives is a net liability position, the Company is required to post collateral to the counterparty. At September 30, 2018, the Company received collateral of $9.6 million from its counterparties under the agreements in a net asset position and did not post collateral. If the Company had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of other comprehensive (loss) income and related income tax effects:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Unrealized holding (losses) gains on available for sale securities	$(4,319)	$517	$(17,137)	$4,728
Reclassification adjustment for (gains) losses realized in income	—	(260)	7,921	(260)
Income tax effect	1,256	(105)	2,681	(1,773)
Net change in unrealized (losses) gains on available for sale securities	(3,063)	152	(6,535)	2,695

Reclassification adjustment for amortization realized in income	94	112	284	339
Income tax effect	(27)	(45)	(82)	(109)
Net change in post-retirement obligation	67	67	202	230

Change in fair value of derivatives used for cash flow hedges	584	144	4,431	(1,216)
Reclassification adjustment for (gains) losses realized in income	(374)	369	(653)	1,103
Income tax effect	(61)	(210)	(1,099)	43
Net change in unrealized gain (loss) on cash flow hedges	149	303	2,679	(70)

Other comprehensive (loss) income	$(2,847)	$522	$(3,654)	$2,855

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes, at the dates indicated:

		Other
	December 31,	Comprehensive	September 30,
(In thousands)	2017	Income	2018
Unrealized losses on available for sale securities	$(11,337)	$(6,535)	$(17,872)
Unrealized (losses) gains on pension benefits	(5,533)	202	(5,331)
Unrealized gains on cash flow hedges	1,931	2,679	4,610
Accumulated other comprehensive loss, net of income taxes	$(14,939)	$(3,654)	$(18,593)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended		Affected Line Item
	September 30,	September 30,	September 30,	September 30,	in the Consolidated
(In thousands)	2018	2017	2018	2017	Statements of Income
Realized gains (losses) on sale of available for sale securities	$—	$260	$(7,921)	$260	Net securities gains (losses)
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	20	20	58	58	Other operating expenses
Transition obligation	(1)	(7)	(3)	(21)	Other operating expenses
Actuarial losses	(113)	(125)	(339)	(376)	Other operating expenses
Realized gains (losses) on cash flow hedges	374	(369)	653	(1,103)	Interest expense
Total reclassifications, before income tax	$280	$(221)	$(7,552)	$(1,182)
Income tax (benefit) expense	(81)	91	2,197	484	Income tax expense
Total reclassifications, net of income tax	$199	$(130)	$(5,355)	$(698)

14. FRAUD LOSS

The Company incurred a pre-tax charge of $9.5 million in the quarter ended September 30, 2018 relating to the fraudulent conduct of a business customer through its deposit accounts at the Bank.   The Company is working with the appropriate law enforcement authorities in connection with this matter.   The customer has filed a petition pursuant to Chapter 11 of the bankruptcy code. The Company has put its insurance carrier on notice of a claim for the loss, but the extent and amount of coverage is not yet certain.

15. RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of Accounting Standards Effective in 2018

Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted ASU 2014‑09 and all subsequent amendments to the ASU (collectively, Accounting Standards Codification 606 (“ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned. These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The majority of the Company's revenues come from interest income and other sources that are outside the scope of ASC 606. The Company's services that fall within the scope of ASC 606 are presented in services charges and other fees within non-interest income and are recognized as revenue as the Company satisfies its obligations to its customers.

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

The Company evaluated its customer contracts, which are typically day-to-day contracts where each day represents a renewal of the contract. The Company's revenue streams accounted for under ASC 606 primarily consist of service charges on deposit accounts and fees for other customer services. The Company's revenues from transaction-based fees, such as overdraft fees, ATM use fees, stop payment charges, and ACH fees are recognized at the time the transaction is executed, which is the point in time the Company fulfills the customer's request and satisfies the performance obligation. Account maintenance fees, which relate primarily to monthly service charges, are earned over the course of the month, representing the same period over which the Company satisfies the performance obligation. The Company earns revenues from interchange fees from debit cardholder transactions conducted through the MasterCard payment network. Interchange fees from cardholder transactions are recognized daily, concurrently with the services provided to the cardholder. As a result of the Company's assessment ASC 606, there is no change in the amount and timing of revenue recognized in the nine months ended September 30, 2018.

ASU 2016‑01, Financial Instruments – Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB amended existing guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016‑01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). ASU 2016‑01 eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These amendments are effective for public business entities for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company's operating results or financial condition; however, it did impact the fair value disclosures included in Note 5.

ASU 2017‑07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB amended existing guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The line item used in the income statement to present the other components of net benefit cost must be disclosed. Additionally, only the service cost component of net benefit cost is eligible for capitalization, if applicable. For public business entities, like the Company, ASU 2017‑07 was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The amendment requires disclosure that the practical expedient was used. The Company adopted the guidance in the first quarter of 2018 using the practical expedient for prior comparative periods. The change in presentation did not impact the Company's operating results or financial condition. Refer to Note 8. Pension and Postretirement Plans for further details of the components of net periodic benefit cost.

ASU 2017‑09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting

In May 2017, the FASB provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017‑09. The amendments in ASU 2017‑09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017‑09 did not impact the Company's Consolidated Financial Statements.

Standards Effective in 2019

ASU 2016‑02, ASU 2018-11, Leases (Topic 842)

In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, the lessor accounting model and Topic 606, Revenue from Contracts with Customers. ASU 2016‑02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. In July 2018, the FASB issued ASU 2018-11 to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar-year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to apply the new leases standard at the January 1, 2019 adoption date. The Company is currently evaluating the impact of ASU 2016‑02 on the consolidated financial statements. Based on leases outstanding at September 30, 2018, the Company does not expect the updates to have a material impact on the income statement, but does anticipate the adoption of ASU 2016‑02 will result in an increase in the Company's Consolidated Balance Sheets as a result of recognizing right-of-use assets and lease liabilities.

ASU 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB provided guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The amendments also simplify the application of the hedge accounting guidance. The amendments in the ASU better align an entity's risk management activities and financial reporting for hedging relationships through changes in both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption, including adoption in an interim period, permitted. ASU 2017‑12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. While the Company continues to assess all potential impacts of the standard, ASU 2017‑12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Standards Effective in 2020

ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326)

In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, like the Company, the standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may early adopt for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt ASU 2016‑13 in the first quarter of 2020 using the required modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company has created a cross-functional committee responsible for evaluating the impact of adopting ASU 2016‑13, assessing data and system needs, and implementing required changes to loss estimation methods under the CECL model. The Company cannot yet determine the overall impact this guidance will have on the Company's Consolidated Financial Statements.

ASU 2017‑04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities that are an SEC filer, like the Company, for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments. The adoption of ASU 2017‑04 is not expected to have a material effect on the Company's Consolidated Financial Statements.

ASU 2018‑15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB provided additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. Because the guidance in the FASB Accounting Standards Codification is not explicit in that area, the FASB decided to issue this ASU to address the resulting diversity in practice. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in ASU 2018-15 clarify and align the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The amendments in ASU 2018-15 are effective for public business entities, like the Company, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2018-15 is permitted, including adoption in any interim period. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018‑15 is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; the Company's ability to successfully integrate acquired entities; changes in the quality and composition of the Bank's loan and investment portfolios; changes in management's business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and the “Risk Factors” discussed in the Company's Annual Report on Form 10‑K for the year ended December 31, 2017. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Who The Company Is and How It Generates Income

Bridge Bancorp, Inc., a New York corporation, is a bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. The Company is dependent on dividends from its wholly owned subsidiary, BNB Bank, its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of its non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank's net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity.

Principal Products and Services and Locations of Operations

The Bank was established in 1910 and is headquartered in Bridgehampton, New York. During 2017, the Bank conducted a branch rationalization study analyzing branch performance and market opportunities. As a result of the study, and in an effort to increase efficiency and remove branch redundancy, the Bank closed six locations in the first quarter of 2018. The branches closed in Suffolk County, New York were located in Cutchogue, Center Moriches, and Melville, and the branches closed in Nassau County, New York were located in Massapequa, New Hyde Park and Hewlett. The Bank now operates thirty-eight branches in its primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs, including thirty-five in Suffolk and Nassau Counties, two in Queens and one in Manhattan. For over a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Bank is to grow through the provision of exceptional service to its customers, its employees, and the community. The Bank strives to achieve excellence in financial performance and build long-term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities in its market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction loans; (7) FHLB, FNMA, GNMA and FHLMC mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; and (9) U.S. government sponsored entity (“U.S. GSE”) securities. The Bank also offers the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services, which offers a full range of investment products and services through a third party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank's customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Significant Recent Events

Fraud Loss

The Company incurred a pre-tax charge of $9.5 million in the quarter ended September 30, 2018 relating to the fraudulent conduct of a business customer through its deposit accounts at the Bank.   The Company is working with the appropriate law enforcement authorities in connection with this matter.   The customer has filed a petition pursuant to Chapter 11 of the bankruptcy code. The Company has put its insurance carrier on notice of a claim for the loss, but the extent and amount of coverage is not yet certain.

Quarterly Highlights

•

Net income for the third quarter of 2018 was $6.5 million, or $0.33 per diluted share, inclusive of a pre-tax charge of $9.5 million, or $0.37 per diluted share after tax, related to the fraudulent conduct of a business customer through its deposit accounts at the Bank.

•	Net interest income increased to $34.2 million for the third quarter of 2018 compared to $32.3 million in 2017.
•	Net interest margin on a tax equivalent basis was 3.32% for the third quarter of 2018 compared to 3.33% for the 2017 period.
•	Loans held for investment at September 30, 2018 totaled $3.2 billion, an increase of $94.7 million, or 3.1%, from December 31, 2017 and an increase of $275.7 million, or 9.4%, over September 30, 2017.
•	Total assets of $4.4 billion at September 30, 2018, increased $18.8 million compared to December 31, 2017 and increased $164.5 million compared to September 30, 2017.
•	Deposits of $3.6 billion at September 30, 2018, increased $284.6 million over December 31, 2017 and increased $415.8 million compared to September 30, 2017.
•	Allowance for loan losses was 1.00% of loans at September 30, 2018 compared to 1.02% at December 31, 2017.
•	A cash dividend of $0.23 per share was declared in October 2018 for the third quarter.

Challenges and Opportunities

In September 2018, in view of realized and expected labor market conditions and inflation, the Federal Open Market Committee (“FOMC”) decided to raise the target range for the federal funds rate to 2.00 to 2.25 percent. The FOMC expects that further gradual increases in the target range for the federal funds rate will be consistent with sustained expansion of economic activity, strong labor market conditions, and inflation near the FOMC’s symmetric 2.00 percent objective over the medium term.  In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its maximum employment objective and its symmetric 2.00 percent inflation objective. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments.

Interest rates have been at or near historic lows for an extended period of time. Growth and service strategies have the potential to offset the compression on the net interest margin with volume as the customer base grows through expanding the Bank's footprint, while maintaining and developing existing relationships. Since 2010, the Bank has opened fourteen branches, including one in September 2017 in Astoria, New York, two in April 2017 in Riverhead and East Moriches, New York, and one in March 2017 in Sag Harbor, New York. The Bank has also grown through acquisitions including the June 2015 acquisition of Community National Bank (“CNB”), the February 2014 acquisition of First National Bank of New York (“FNBNY”), and the May 2011 acquisition of Hamptons State Bank (“HSB”). Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships. Recent and pending acquisitions of local competitors may also provide additional growth opportunities.

The Bank continues to face challenges associated with ever-increasing regulations and the current low interest rate environment. Over time, additional rate increases should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of available for sale securities declines when rates increase, resulting in net unrealized losses and a reduction in stockholders' equity. Strategies for managing higher rates have a cost. Extending liability maturities or shortening the term of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, the costs of these strategies should provide long-term benefits.

The key to delivering on the Company's mission is combining its expanding branch network, improving technology, and experienced professionals with the critical element of local decision-making. The successful expansion of the franchise's geographic reach continues to deliver the desired results: increasing deposits and loans, and generating higher levels of revenue and income.

Corporate objectives include: leveraging the Bank's branch network to build customer relationships and grow loans and deposits; focusing on opportunities and processes that continue to enhance the customer experience at the Bank; improving operational efficiencies and prudent management of non-interest expense; and maximizing non-interest income. Management believes there remain opportunities to grow its franchise and that continued investments to generate core funding, quality loans and new sources of revenue remain keys to continue creating long-term shareholder value. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. The Company has made great progress toward the achievement of these objectives, and avoided many of the problems facing other financial institutions. This is a result of maintaining discipline in its underwriting, expansion strategies, investing and general business practices. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities to grow and strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as management evaluates loans and investments and considers growth initiatives. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

Critical Accounting Policies

Allowance for Loan Losses

Management considers the accounting policy on the allowance for loan losses to be the most critical and requires complex management judgment. The judgments made regarding the allowance for loan losses can have a material effect on the results of operations of the Company.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses in the Bank's loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances. The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under FASB ASC No. 310, “Receivables”. Such valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan's observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to the Company's policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectability of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan's observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank's lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, owner and non-owner occupied; multi-family mortgage loans; residential real estate mortgages; home equity loans; commercial, industrial and agricultural loans, secured and unsecured; real estate construction and land loans; and consumer loans. Management considers a variety of factors in determining the adequacy of the valuation allowance and has developed a range of valuation allowances necessary to adequately provide for probable incurred losses in each pool of loans. Management considers the Bank's charge-off history along with the growth in the portfolio as well as the Bank's credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, management evaluates and considers the credit's risk rating, which includes management's evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers' management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, management evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

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

The Credit Risk Management Committee (“CRMC”) is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC's review of the classified loans, delinquency charge-off trends, and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2018 and December 31, 2017, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank's loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Net Income

Net income for the three months ended September 30, 2018 was $6.5 million and $0.33 per diluted share as compared to $9.4 million and $0.48 per diluted share for the same period in 2017.  Changes in net income for the three months ended September 30, 2018 compared to September 30, 2017 include: (i) a $1.9 million, or 5.8%, increase in net interest income; (ii) a $1.7 million, or 89.5%, decrease in the provision for loan losses; (iii) a $0.1 million, or 1.1%, decrease in non-interest income, (iv) a $9.7 million, or 45.8%, increase in non-interest expense; and (v) a $3.3 million, or 70.6%, decrease in income tax expense.

Net income for the nine months ended September 30, 2018 was $25.4 million and $1.28 per diluted share as compared to $27.5 million and $1.39 per diluted share for the same period in 2017.  Changes in net income for the nine months ended September 30, 2018 compared to September 30, 2017 include: (i) a $9.1 million, or 9.7%, increase in net interest income; (ii) a $2.3 million, or 61.6%, decrease in the provision for loan losses; (iii) a $7.2 million, or 52.6%, decrease in non-interest income; (iv) a $13.5 million, or 21.6%, increase in non-interest expense; and (v) a $7.3 million, or 53.7%, decrease in income tax expense.

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends on the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company's average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods on a tax equivalent basis based on the U.S. federal statutory tax rate. The Tax Cuts and Jobs Act (the “Tax Act”) lowered the U.S. federal statutory tax rate from 35% to 21% effective as of January 1, 2018. The Company's tax equivalent adjustment to interest income decreased for the nine months ended September 30, 2018 as a result of the lower federal statutory tax rate in 2018. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include nonaccrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on nonaccrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities.”

	Three Months Ended September 30,
	2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$3,157,422	$36,243	4.55%	$2,817,775	$32,667	4.60%
Mortgage-backed securities, CMOs and other asset-backed securities	672,757	4,370	2.58	740,766	3,777	2.02
Taxable securities	146,085	1,254	3.41	222,813	1,546	2.75
Tax exempt securities (2)	48,332	420	3.45	87,232	696	3.17
Deposits with banks	84,986	437	2.04	26,243	91	1.38
Total interest earning assets (2)	4,109,582	42,724	4.12	3,894,829	38,777	3.95
Non-interest earning assets:
Cash and due from banks	79,372			67,332
Other assets	289,933			286,883
Total assets	$4,478,887			$4,249,044

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,955,010	$4,584	0.93%	$1,746,819	$2,161	0.49%
Certificates of deposit of $100,000 or more	204,400	927	1.80	156,830	496	1.25
Other time deposits	120,410	536	1.77	73,470	195	1.05
Federal funds purchased and repurchase agreements	3,487	12	1.37	118,499	402	1.35
Federal Home Loan Bank advances	269,909	1,182	1.74	398,234	1,704	1.70
Subordinated debentures	78,723	1,134	5.72	78,583	1,135	5.73
Total interest bearing liabilities	2,631,939	8,375	1.26	2,572,435	6,093	0.94
Non-interest bearing liabilities:
Demand deposits	1,343,107			1,196,179
Other liabilities	43,432			34,875
Total liabilities	4,018,478			3,803,489
Stockholders' equity	460,409			445,555
Total liabilities and stockholders' equity	$4,478,887			$4,249,044

Net interest income/interest rate spread (2) (3)		34,349	2.86%		32,684	3.01%

Net interest earning assets/net interest margin (2) (4)	$1,477,643		3.32%	$1,322,394		3.33%

Tax equivalent adjustment		(135)	(0.02)		(339)	(0.04)

Net interest income/net interest margin (4)		$34,214	3.30%		$32,345	3.29%

Ratio of interest earning assets to interest bearing liabilities			156.14%			151.41%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis based on the U.S. statutory rate of 21% and 35% for the three months ended September 30, 2018 and 2017, respectively.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

	Nine Months Ended September 30,
	2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest earning assets:
Loans, net (1)(2)	$3,155,093	$107,720	4.56%	$2,703,634	$92,493	4.57%
Mortgage-backed securities, CMOs and other asset-backed securities	677,084	11,919	2.35	746,928	11,492	2.06
Taxable securities	175,853	4,191	3.19	226,251	4,589	2.71
Tax exempt securities (2)	67,171	1,498	2.98	91,795	2,141	3.12
Deposits with banks	44,660	633	1.90	25,537	208	1.09
Total interest earning assets(2)	4,119,861	125,961	4.09	3,794,145	110,923	3.91
Non-interest earning assets:
Cash and due from banks	75,788			68,023
Other assets	287,343			284,163
Total assets	$4,482,992			$4,146,331

Interest bearing liabilities:
Savings, NOW and money market deposits	$1,903,172	$10,536	0.74%	$1,699,091	$5,524	0.43%
Certificates of deposit of $100,000 or more	176,122	2,026	1.54	142,770	1,306	1.22
Other time deposits	101,987	1,224	1.60	75,655	552	0.98
Federal funds purchased and repurchase agreements	91,989	1,185	1.72	129,006	1,073	1.11
Federal Home Loan Bank advances	344,677	4,447	1.72	401,292	4,382	1.46
Subordinated debentures	78,688	3,404	5.78	78,549	3,405	5.80
Junior subordinated debentures	—	—	—	893	48	7.19
Total interest bearing liabilities	2,696,635	22,822	1.13	2,527,256	16,290	0.86
Non-interest bearing liabilities:
Demand deposits	1,290,782			1,147,790
Other liabilities	40,656			32,378
Total liabilities	4,028,073			3,707,424
Stockholders' equity	454,919			438,907
Total liabilities and stockholders' equity	$4,482,992			$4,146,331

Net interest income/interest rate spread (2) (3)		103,139	2.96%		94,633	3.05%

Net interest earning assets/net interest margin (2) (4)	$1,423,226		3.35%	$1,266,889		3.33%

Tax equivalent adjustment		(457)	(0.02)		(1,034)	(0.03)

Net interest income/net interest margin (4)		$102,682	3.33%		$93,599	3.30%

Ratio of interest earning assets to interest bearing liabilities			152.78%			150.13%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis based on the U.S. statutory rate of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively.
(3)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 Over 2017			2018 Over 2017
	Changes Due To			Changes Due To
			Net			Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income on interest earning assets:
Loans, net (1) (2)	$5,865	$(2,289)	$3,576	$15,538	$(311)	$15,227
Mortgage-backed securities, CMOs and other asset-backed securities	(1,916)	2,509	593	(1,575)	2,002	427
Taxable securities	(1,905)	1,613	(292)	(1,426)	1,028	(398)
Tax exempt securities (2)	(638)	362	(276)	(553)	(90)	(643)
Deposits with banks	285	61	346	214	211	425
Total interest income on interest earning assets (2)	1,691	2,256	3,947	12,198	2,840	15,038

Interest expense on interest bearing liabilities:
Savings, NOW and money market deposits	284	2,139	2,423	732	4,280	5,012
Certificates of deposit of $100,000 or more	176	255	431	342	378	720
Other time deposits	164	177	341	236	436	672
Federal funds purchased and repurchase agreements	(431)	41	(390)	(502)	614	112
Federal Home Loan Bank advances	(783)	261	(522)	(902)	967	65
Subordinated debentures	7	(8)	(1)	8	(9)	(1)
Junior subordinated debentures	—	—	—	(48)	—	(48)
Total interest expense on interest bearing liabilities	(583)	2,865	2,282	(134)	6,666	6,532
Net interest income (2)	$2,274	$(609)	$1,665	$12,332	$(3,826)	$8,506

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis based on the U.S. statutory rate of 21% for the three and nine months ended September 30, 2018, and 35% for the three and nine months ended September 30, 2017.

Analysis of Net Interest Income for the Three Months Ended September 30, 2018 and 2017

Net interest income was $34.2 million for the three months ended September 30, 2018 compared to $32.3 million for the three months ended September 30, 2017. Average net interest earning assets increased $155.2 million to $1.5 billion for the three months ended September 30, 2018 compared to $1.3 billion for the three months ended September 30, 2017. The increase in average net interest earning assets reflects organic growth in loans, partially offset by an increase in average deposits and a decrease in average investment securities and average borrowings. The net interest margin increased to 3.30% for the three months ended September 30, 2018 compared to 3.29% for the three months ended September 30, 2017. The increase in the net interest margin for 2018 compared to 2017 reflects the higher average yield on interest earning assets primarily due to loan portfolio growth, and a higher average yield on investment securities, partially offset by higher overall funding costs due in part to the Fed Funds rate increases in the nine months ended September 30, 2018 and year ended December 31, 2017.

Interest income increased $4.2 million, or 10.8%, to $42.6 million for the three months ended September 30, 2018 from $38.4 million for the same period in 2017, as average interest earning assets increased $214.8 million, or 5.5%, to $4.1 billion for the three months ended September 30, 2018 compared to $3.9 billion for the same period in 2017. The increase in average interest earning assets for the three months ended September 30, 2018 compared to 2017 reflects organic growth in loans, partially offset by a decrease in average investment securities. The tax adjusted average yield on interest earning assets was 4.12% for the quarter ended September 30, 2018 compared to 3.95% for the quarter ended September 30, 2017.

Interest income on loans increased $3.6 million to $36.2 million for the three months ended September 30, 2018 over 2017, primarily due to growth in the loan portfolio. For the three months ended September 30, 2018, average loans grew by $339.6 million, or 12.1%, to $3.2 billion as compared to $2.8 billion for the same period in 2017. The increase in average loans was the result of organic growth in commercial real estate mortgage loans, residential mortgage loans, commercial and industrial loans, multi-family mortgage loans, and real estate construction and land loans. The tax adjusted yield on average loans was 4.55% for the third quarter of 2018 and 4.60% for the same period in 2017. The Bank remains committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities was $6.0 million for the three months ended September 30, 2018 compared to $5.8 million for the same period in 2017. Interest income on securities included net amortization of premiums on securities of $0.8 million for the three months ended September 30, 2018 compared to $1.6 million for the same period in 2017. For the three months ended September 30, 2018, average total investments decreased by $183.6 million, or 17.5%, to $867.2 million as compared to $1.1 billion for the same period in 2017. The tax adjusted average yield on total securities was 2.77% for the three months ended September 30, 2018 and 2.27% for the three months ended September 30, 2017.

Total interest expense increased to $8.4 million for the three months ended September 30, 2018 as compared to $6.1 million for the same period in 2017. The increase in interest expense for the three months ended September 30, 2018 is a result of the increase in the cost of average interest bearing liabilities coupled with an increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 1.26% for the three months ended September 30, 2018 and 0.94% for the three months ended September 30, 2017. The increase in the cost of average interest bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in the nine months ended September 30, 2018 and the year ended December 31, 2017. Since the Company's interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, in a rising rate environment the cost of funds increases faster than the yields on assets. The Company began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, the large percentages of deposits in money market accounts reprice at short-term market rates, making the balance sheet more liability sensitive. The Bank continues its prudent management of deposit pricing. Average total interest bearing liabilities were $2.6 billion for the three months ended September 30, 2018 and 2017 due to an increase in average deposits, partially offset by a decrease in average borrowings.

For the three months ended September 30, 2018, average total deposits increased by $449.6 million to $3.6 billion as compared to average total deposits of $3.2 billion for the three months ended September 30, 2017 due to increases in average savings, NOW and money market accounts, average demand deposits, and average certificates of deposit. The average balance of savings, NOW and money market accounts increased $208.2 million, or 11.9%, to $2.0 billion for the three months ended September 30, 2018 compared to $1.8 billion for the three months ended September 30, 2017. The cost of average savings, NOW and money market deposits was 0.93% for the 2018 third quarter compared to 0.49% for the 2017 third quarter. Average demand deposits increased $146.9 million, or 12.3%, to $1.3 billion for the three months ended September 30, 2018 as compared to $1.2 billion for the same period in 2017. Average balances in certificates of deposit increased $94.5 million, or 41.0%, to $324.8 million for the three months ended September 30, 2018 compared to $230.3 million for the three months ended September 30, 2017. The cost of average certificates of deposit increased to 1.79% for the three months ended September 30, 2018 compared to 1.19% for the same period in 2017. Average public fund deposits comprised 13.8% of total average deposits during the 2018 third quarter and 14.5% for the 2017 third quarter.

Average federal funds purchased and repurchase agreements decreased $115.0 million, or 97.1%, to $3.5 million for the three months ended September 30, 2018 compared to $118.5 million for the same period in 2017. The cost of average federal funds purchased and repurchase agreements was 1.37% for the 2018 third quarter compared to 1.35% for the 2017 third quarter. Average FHLB advances decreased $128.3 million, or 32.2%, to $269.9 million for the three months ended September 30, 2018 compared to $398.2 million for the three months ended September 30, 2017.

Analysis of Net Interest Income for the Nine Months Ended September 30, 2018 and 2017

Net interest income was $102.7 million for the nine months ended September 30, 2018 compared to $93.6 million for the nine months ended September 30, 2017. Average net interest earning assets increased $156.3 million to $1.4 billion for the nine months ended September 30, 2018 compared to $1.3 billion for the nine months ended September 30, 2017. The increase in average net interest earning assets reflects organic growth in loans, partially offset by an increase in average deposits and a decrease in average investment securities. The net interest margin increased to 3.33% for the nine months ended September 30, 2018 compared to 3.30% for the nine months ended September 30, 2017. The increase in the net interest margin for 2018 compared to 2017 reflects the higher average yield on interest earning assets primarily due to loan portfolio growth, and a higher average yield on investment securities, partially offset by higher overall funding costs due in part to the Fed Funds rate increases in the nine months ended September 30, 2018 and year ended December 31, 2017.

Interest income increased $15.6 million, or 14.2%, to $125.5 million for the nine months ended September 30, 2018 from $109.9 million for the same period in 2017, as average interest earning assets increased $325.7 million, or 8.6%, to $4.1 billion for the nine months ended September 30, 2018 compared to $3.8 billion for the same period in 2017. The increase in average interest earning assets for the nine months ended September 30, 2018 compared to 2017 reflects organic growth in loans, partially offset by a decrease in average investment securities. The tax adjusted average yield on interest earning assets was 4.09% for the nine months ended September 30, 2018 compared to 3.91% for the nine months ended September 30, 2017.

Interest income on loans increased $15.4 million to $107.6 million for the nine months ended September 30, 2018 over 2017, primarily due to growth in the loan portfolio. For the nine months ended September 30, 2018, average loans grew by $451.5 million, or 16.7%, to $3.2 billion as compared to $2.7 billion for the same period in 2017. The increase in average loans was the result of organic growth in commercial real estate mortgage loans, residential mortgage loans, commercial and industrial loans, multi-family mortgage loans, and real estate construction and land loans. The tax adjusted yield on average loans was 4.56% for the nine months ended September 30, 2018 and 4.57% for the same period in 2017. The Bank remains committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities was $17.3 million for the nine months ended September 30, 2018 and $17.5 million for the same period in 2017. Interest income on securities included net amortization of premiums on securities of $3.3 million for the nine months ended September 30, 2018 compared to $4.9 million for the same period in 2017. For the nine months ended September 30, 2018, average total investments decreased by $114.9 million, or 13.6%, to $920.1 million as compared to $1.1 billion for the same period in 2017. The tax adjusted average yield on total securities was 2.56% for the nine months ended September 30, 2018 and 2.29% for the nine months ended September 30, 2017.

Total interest expense increased to $22.8 million for the nine months ended September 30, 2018 as compared to $16.3 million for the same period in 2017. The increase in interest expense for the nine months ended September 30, 2018 was a result of the increase in the cost of average interest bearing liabilities coupled with an increase in average interest bearing liabilities. The cost of average interest bearing liabilities was 1.13% for the nine months ended September 30, 2018 and 0.86% for the nine months ended September 30, 2017. The increase in the cost of average interest bearing liabilities was primarily due to higher overall funding costs, due in part to the Fed Funds rate increases in the nine months ended September 30, 2018 and the year ended December 31, 2017. Since the Company's interest bearing liabilities generally reprice or mature more quickly than its interest earning assets, in a rising rate environment the cost of funds increases faster than the yields on assets. The Company began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, the large percentages of deposits in money market accounts reprice at short-term market rates, making the balance sheet more liability sensitive. The Bank continues its prudent management of deposit pricing. Average total interest bearing liabilities increased $169.4 million, or 6.7%, to $2.7 billion for the nine months ended September 30, 2018 compared to $2.5 billion for the same period in 2017 due to an increase in average deposits, partially offset by a decrease in average borrowings.

For the nine months ended September 30, 2018, average total deposits increased by $406.8 million to $3.5 billion as compared to average total deposits of $3.1 billion for the nine months ended September 30, 2017 due to increases in average savings, NOW and money market accounts, average demand deposits, and average certificates of deposit. The average balance of savings, NOW and money market accounts increased $204.1 million, or 12.0%, to $1.9 billion for the nine months ended September 30, 2018 compared to $1.7 billion for the nine months ended September 30, 2017. The cost of average savings, NOW and money market deposits was 0.74% for the nine months ended September 30, 2018 compared to 0.43% for the nine months ended September 30, 2017. Average demand deposits increased $143.0 million, or 12.5%, to $1.3 billion for the nine months ended September 30, 2018 as compared to $1.1 billion for the same period in 2017. Average balances in certificates of deposit increased $59.7 million, or 27.3%, to $278.1 million for the nine months ended September 30, 2018 compared to $218.4 million for the nine months ended September 30, 2017. The cost of average certificates of deposit increased to 1.56% for the nine months ended September 30, 2018 compared to 1.14% for the same period in 2017. Average public fund deposits comprised 16.1% of total average deposits during the nine months ended September 30, 2018 and 16.9% for the nine months ended September 30, 2017.

Average federal funds purchased and repurchase agreements decreased $37.0 million, or 28.7%, to $92.0 million for the nine months ended September 30, 2018 compared to $129.0 million for the same period in 2017. The cost of average federal funds purchased and repurchase agreements was 1.72% for the nine months ended September 30, 2018 compared to 1.11% for the nine months ended September 30, 2017. Average FHLB advances decreased $56.6 million, or 14.1%, to $344.7 million for the nine months ended September 30, 2018 compared to $401.3 million for the nine months ended September 30, 2017. Average junior subordinated debentures for the nine months ended September 30, 2018 was zero compared to $0.9 million for the same period in 2017. The junior subordinated debentures were redeemed in January 2017.

Provision and Allowance for Loan Losses

The Bank's loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in the Bank's principal lending areas of Nassau and Suffolk Counties on Long Island and the New York City boroughs. The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank's relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

Based on the Company's continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $0.2 million and $1.4 million was recorded during the three and nine months ended September 30, 2018, respectively, compared to a provision for loan losses of $1.9 million and $3.7 million, respectively, during the same periods in 2017. Net recoveries were $17 thousand for the quarter ended September 30, 2018 compared to net charge-offs of $0.2 million for the quarter ended September 30, 2017. Net charge-offs were $1.2 million for the nine months ended September 30, 2018 compared to $0.3 million for the nine months ended September 30, 2017. The increase in net charge-offs during the nine months ended September 30, 2018 relates to the charge-off of one loan in the 2018 second quarter that was fully reserved. The ratio of the allowance for loan losses to nonaccrual loans was 1,639%, 456% and 393%, at September 30, 2018, December 31, 2017, and September 30, 2017, respectively. The allowance for loan losses totaled $31.9 million at September 30, 2018 as compared to $31.7 million at December 31, 2017 and $29.3 million at September 30, 2017. The allowance as a percentage of total loans was 1.00% at September 30, 2018, compared to 1.02% at December 31, 2017 and 1.00% at September 30, 2017. The increase in the allowance for loan losses from September 30, 2017 reflects portfolio growth, coupled with the impact of the significant increase in charge-offs experienced during the 2017 fourth quarter. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $71.5 million, or 2.2%, of total loans at September 30, 2018 were categorized as classified loans compared to $85.3 million, or 2.8%, at December 31, 2017 and $88.8 million, or 3.0%, at September 30, 2017. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At September 30, 2018, $22.3 million of classified loans were commercial real estate (“CRE”) loans. Of the $22.3 million of CRE loans, $21.9 million were current and $0.4 million were past due. At September 30, 2018, $11.8 million of classified loans were residential real estate loans, with $10.7 million current and $1.1 million past due. Commercial, industrial, and agricultural loans represented $36.5 million of classified loans, with $35.6 million current and $0.9 million past due. Taxi medallion loans represented $21.4 million of the classified commercial, industrial and agricultural loans at September 30, 2018. All of the Bank's taxi medallion loans are collateralized by New York City – Manhattan medallions and have personal guarantees. All taxi medallion loans were current as of September 30, 2018 except one which was nonaccrual. No new originations of taxi medallion loans are currently planned and management expects these balances to decline through amortization and pay-offs. During the 2018 second quarter, four taxi loans totaling $2.4 million were paid off in full. There was $0.5 million of classified real estate construction and land loans, with $0.3 million current and$0.2 million past due and $0.4 million of classified multi-family loans which were current.

CRE loans, including multi-family loans, represented $1.9 billion, or 60.4%, of the total loan portfolio at September 30, 2018 compared to $1.9 billion, or 61.0%, at December 31, 2017 and $1.8 billion, or 62.8%, at September 30, 2017. The Bank's underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, the Bank's underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

As of September 30, 2018 and December 31, 2017, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $15.6 million and $22.5 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22. Impairment is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The decrease in impaired loans from December 31, 2017 was attributable to the payoff of certain TDRs, partially offset by new TDRs during the nine months ended September 30, 2018, coupled with a decrease in nonaccrual loans due to the charge-off of one loan and sales and payoffs. During the nine months ended September 30, 2018, the Bank modified certain loans as TDRs totaling $8.4 million.

Nonaccrual loans were $1.9 million, or 0.06%, of total loans at September 30, 2018, and $7.0 million, or 0.22%, of total loans at December 31, 2017. TDRs represent $146 thousand of the nonaccrual loans at September 30, 2018 compared to $5 thousand at December 31, 2017.

The Bank's other real estate owned at September 30, 2018 was $0.2 million, consisting of one property, compared to none at December 31, 2017.

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017
Beginning balance	$31,707	$25,904
Charge-offs:
Residential real estate mortgage loans	(24)	—
Commercial, industrial and agricultural loans	(1,708)	(252)
Installment/consumer loans	(4)	(49)
Total	(1,736)	(301)
Recoveries:
Commercial real estate mortgage loans	—	—
Residential real estate mortgage loans	2	2
Commercial, industrial and agricultural loans	494	16
Installment/consumer loans	2	2
Total	498	20
Net charge-offs	(1,238)	(281)
Provision for loan losses charged to operations	1,400	3,650
Ending balance	$31,869	$29,273

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan classification at the dates indicated:

	September 30, 2018		December 31, 2017
		Percentage of Loans		Percentage of Loans
(Dollars in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial real estate mortgage loans	$11,409	42.2%	$11,048	41.7%
Multi-family mortgage loans	2,793	18.2	4,521	19.2
Residential real estate mortgage loans	4,443	16.2	2,438	15.0
Commercial, industrial & agricultural loans	11,808	19.1	12,838	19.9
Real estate construction and land loans	1,301	3.7	740	3.5
Installment/consumer loans	115	0.6	122	0.7
Total	$31,869	100.0%	$31,707	100.0%

Non-Interest Income

Total non-interest income decreased $0.1 million to $4.9 million during the three months ended September 30, 2018 compared to $5.0 million for the three months ended September 30, 2017, driven primarily by a $0.4 million decrease in title fee income, and a $0.3 million net securities gain recorded in third quarter 2017, partially offset by a $0.4 million increase in gain on sale of Small Business Administration (“SBA”) loans and a $0.2 million increase in service charges and other fees.

Total non-interest income decreased $7.2 million to $6.5 million during the nine months ended September 30, 2018 compared to $13.6 million for the nine months ended September 30, 2017, driven primarily by a $7.9 million net securities loss related to the balance sheet restructure in the second quarter 2018, a $0.3 million net securities gain recorded in the third quarter 2017, and a $0.5 million decrease in title fee income, partially offset by a $0.8 million increase in other operating income, and a $0.6 million increase in service charges and other fees.

Non-Interest Expense

Total non-interest expense increased $9.7 million to $31.0 million during the three months ended September 30, 2018 compared to $21.3 million over the same period in 2017, driven primarily by a $9.5 million fraud loss in the third quarter 2018, and higher professional services, salaries and benefits, and technology and communications expenses, partially offset by lower other operating expenses, and occupancy and equipment expenses.

Total non-interest expense increased $13.5 million to $76.1 million during the nine months ended September 30, 2018 compared to $62.6 million over the same period in 2017, driven primarily by a $9.5 million fraud loss in the third quarter 2018, and higher salaries and benefits, professional services, technology and communications expenses, and FDIC assessments, partially offset by lower occupancy and equipment, and marketing and advertising expenses.

The Company incurred a $9.5 million pre-tax charge in the three months ended September 30, 2018 related to the fraudulent conduct of a business customer through its deposit accounts at the Bank. Salaries and benefits increased $0.2 million to $12.1 million for the three months ended September 30, 2018 compared to the same period in 2017. The increase in salaries and benefits in the third quarter of 2018 versus the third quarter of 2017 is primarily due to additional staff related to business development and risk management. Occupancy and equipment decreased $0.2 million to $3.3 million for the three months ended September 30, 2018 compared to the same period in 2017. The decrease in occupancy and equipment expense in the third quarter of 2018 versus the third quarter of 2017 reflects the cost savings related to the execution of the Company's branch rationalization strategy. Technology and communications increased $0.1 million to $1.6 million for the three months ended September 30, 2018 compared to the same period in the prior year. Professional services increased $0.3 million to $1.0 million for the three months ended September 30, 2018, compared to the same period in 2017. Other operating expenses decreased $0.3 million to $1.6 million for the three months ended September 30, 2018 compared to $1.8 million for the same period in 2017.

Salaries and benefits increased $2.9 million to $38.0 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase in salaries and benefits for the nine months ended September 30, 2018 versus the same period in 2017 is primarily due to additional staff related to business development and risk management. Occupancy and equipment decreased $0.6 million to $9.8 million for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease in occupancy and equipment expense for the nine months ended September 30, 2018 compared to the same period in 2017 reflects the cost savings related to the execution of the Company's branch rationalization strategy. Technology and communications increased $0.6 million to $4.8 million for the nine months ended September 30, 2018 compared to the same period in the prior year. Professional services increased $1.0 million to $3.1 million for the nine months ended September 30, 2018, compared to the same period in 2017.  Other operating expenses increased $0.1 million to $5.4 million for the nine months ended September 30, 2018 compared to the same period in 2017.

Income Taxes

Income tax expense was $1.4 million for the three months ended September 30, 2018 compared to $4.7 million for the three months ended September 30, 2017. The decrease reflects lower income before income taxes and a lower effective tax rate in 2018 due to the enactment of the Tax Act in the fourth quarter of 2017. The effective tax rate for the three months ended September 30, 2018 was 17.4% compared to 33.2% for the same period last year.

Income tax expense was $6.3 million for the nine months ended September 30, 2018 compared to $13.5 million for the nine months ended September 30, 2017. The decrease reflects lower income before income taxes and a lower effective tax rate in 2018 due to the enactment of the Tax Act in the fourth quarter of 2017. The effective tax rate for the nine months ended September 30, 2018 was 19.8% compared to 33.0% for the same period last year. The Company estimates it will record income tax at an effective tax rate of approximately 18% for the remainder of 2018.

Financial Condition

Total assets increased $18.8 million, or 0.4%, to $4.4 billion at September 30, 2018 compared to December 31, 2017. Cash and cash equivalents increased $30.4 million, or 32.0%, to $125.1 million at September 30, 2018 compared to December 31, 2017. Total securities decreased $124.7 million, or 12.8%, to $851.5 million at September 30, 2018 compared to December 31, 2017, which includes the Company's sale of $238.3 million of securities in the three months ended June 30, 2018. Total loans held for investment, net, increased $94.5 million, or 3.1%, to $3.2 billion at September 30, 2018 compared to December 31, 2017, which includes the Company's sale of $39.8 million of commercial real estate and multi-family loans in the three months ended June 30, 2018. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management.

Total liabilities increased $8.0 million, or 0.2%, to $4.0 billion at September 30, 2018 compared to December 31, 2017. Total deposits increased $284.6 million, or 8.5%, to $3.6 billion at September 30, 2018, compared to December 31, 2017. Savings, NOW and money market deposits increased $184.8 million, or 10.4%, to $2.0 billion at September 30, 2018 compared to December 31, 2017. Certificates of deposit increased $105.7 million, or 47.5%, to $328.1 million at September 30, 2018 compared to December 31, 2017. Demand deposits decreased $5.9 million, or 0.4%, to $1.3 billion at September 30, 2018 compared to December 31, 2017. Federal funds purchased were zero at September 30, 2018 compared to $50.0 million at December 31, 2017. Federal Home Loan Bank advances decreased $235.7 million to $265.6 million at September 30, 2018 compared to December 31, 2017. The decrease in wholesale borrowings in 2018 reflects the Company's strategy to pay down its higher cost borrowings.

Stockholders' equity was $440.0 million at September 30, 2018, an increase of $10.8 million, or 2.5%, from December 31, 2017, primarily due to net income of $25.4 million, share based compensation of $2.7 million, and proceeds from the issuance of shares of common stock under the dividend reinvestment plan of $0.7 million, partially offset by $13.7 million in dividends and an increase in accumulated other comprehensive loss, net of deferred income taxes, of $3.7 million. In October 2018, the Company declared a quarterly dividend of $0.23 per share and continues its long-term trend of uninterrupted dividends.

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

The Company's principal sources of liquidity included cash and cash equivalents of $5.6 million as of September 30, 2018, and dividend capabilities from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. For the nine months ended September 30, 2018, the Bank paid $15.0 million in cash dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank's net income of that year combined with its retained net income of the preceding two years. As of September 30, 2018, the Bank has $61.3 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company did not make any capital contributions to the Bank during the nine months ended September 30, 2018.

The Bank's most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the FHLB and FRB, growth in core deposits and sources of wholesale funding such as brokered deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.

The Bank's Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At September 30, 2018, the Bank had aggregate lines of credit of $373.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $353.0 million is available on an unsecured basis. As of September 30, 2018, the Bank had no overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of September 30, 2018, the Bank had no FHLB overnight borrowings outstanding and $265.6 million outstanding in FHLB term borrowings. As of December 31, 2017, the Bank had $185.0 million outstanding in FHLB overnight borrowings and $316.4 million outstanding in FHLB term borrowings. The Bank had $0.8 million and $0.9 million at September 30, 2018 and December 31, 2017, respectively, of securities sold under agreements to repurchase outstanding with customers and nothing outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of September 30, 2018, the Bank had $101.4 million outstanding in brokered certificates of deposit and $175.0 million outstanding in brokered money market accounts. As of December 31, 2017, the Bank had $44.9 million outstanding in brokered certificates of deposit and $163.2 million outstanding in brokered money market accounts.

Liquidity policies are established by senior management and reviewed and approved by the full Board of Directors at least annually. Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of the Company's operating requirements. The Bank's liquidity levels are affected by the use of short term and wholesale borrowings and the amount of public funds in the deposit mix. Excess short-term liquidity is invested in overnight federal funds sold or in an interest earning account at the FRB.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital requirements that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at September 30, 2018 and December 31, 2017.

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

As of September 30, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution's category.

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%, and a financial institution will be able to elect to be subject to this new definition.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at September 30, 2018 and December 31, 2017:

	September 30, 2018
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$350,173	10.3%	$153,149	4.5%	$216,962	6.375%	n/a	n/a
Bank	423,201	12.4	153,141	4.5	216,950	6.375	$221,204	6.5%
Total capital to risk weighted assets:
Consolidated	462,318	13.6	272,266	8.0	336,078	9.875	n/a	n/a
Bank	455,346	13.4	272,251	8.0	336,060	9.875	340,314	10.0
Tier 1 capital to risk weighted assets:
Consolidated	350,173	10.3	204,199	6.0	268,011	7.875	n/a	n/a
Bank	423,201	12.4	204,188	6.0	267,997	7.875	272,251	8.0
Tier 1 capital to average assets:
Consolidated	350,173	8.0	174,990	4.0	n/a	n/a	n/a	n/a
Bank	423,201	9.7	174,986	4.0	n/a	n/a	218,732	5.0

	December 31, 2017
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets:
Consolidated	$336,393	10.0%	$152,011	4.5%	$194,237	5.75%	n/a	n/a
Bank	408,089	12.1	152,002	4.5	194,224	5.75	$219,558	6.5%
Total capital to risk weighted assets:
Consolidated	448,376	13.3	270,242	8.0	312,468	9.25	n/a	n/a
Bank	440,072	13.0	270,225	8.0	312,448	9.25	337,781	10.0
Tier 1 capital to risk weighted assets:
Consolidated	336,393	10.0	202,682	6.0	244,907	7.25	n/a	n/a
Bank	408,089	12.1	202,669	6.0	244,892	7.25	270,225	8.0
Tier 1 capital to average assets:
Consolidated	336,393	7.9	170,440	4.0	n/a	n/a	n/a	n/a
Bank	408,089	9.6	170,441	4.0	n/a	n/a	213,051	5.0

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

The Company's primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits and liabilities, and the credit quality of earning assets. The Company's objectives in its asset and liability management are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of its operations to changes in interest rates.

The Company's Asset and Liability Committee evaluates periodically, but at least four times a year, the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the full Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be better able to respond to changes in interest rates.

At September 30, 2018, $726.8 million, or 88.0%, of the Company's available for sale and held to maturity securities had fixed interest rates. At September 30, 2018, $2.4 billion, or 75.4%, of the Company's loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of the Company's interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company's stockholders' equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company's loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given 100 and 200 basis point upward shifts in interest rates and a 100 basis point downward shift in interest rates. A parallel and pro-rata shift in rates over a twelve-month period is assumed.

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

The following reflects the Company's net interest income sensitivity analysis at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(3,022)	(2.22)%	$8,249	6.06%
100	$(1,395)	(1.03)%	$7,250	5.33%
Static	—	—	—	—
(100)	$160	0.12%	$2,322	1.71%

	December 31, 2017
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(4,548)	(3.45)%	$3,217	2.44%
100	$(2,262)	(1.71)%	$2,937	2.23%
Static	—	—	—	—
(100)	$918	0.70%	$1,090	0.83%

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income by 2.22 percent in year 1 and increase net interest income by 6.06 percent in year 2. The Company's balance sheet sensitivity to such a move in interest rates at September 30, 2018 decreased as compared to December 31, 2017 (which was a decrease of 3.45 percent in net interest income over a twelve-month period). This decrease is the result of a higher proportion of the Company's assets repricing to market rates, coupled with a large increase in demand deposits and the Company's ability to hold the costs of interest bearing deposits to below market rates. The lower projected interest rate sensitivity trend can be attributed to the strategic balance sheet restructuring of the Company's investment portfolio, as well as the increase in non-public, non-brokered deposits in the third quarter of 2018. Overall, the strategy for the Bank remains focused on reducing its exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio increased from 3.23 at December 31, 2017 to 3.60 at September 30, 2018. Additionally, the Bank has increased its use of swaps to extend liabilities. The Company believes that its strong core funding profile also provides protection from rising rates due to the ability of the Bank to lag increases in the rates paid to on these accounts to market rates.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company's consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A., Risk Factors, in the Company's Annual Report on Form 10‑K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Stock Repurchases.

The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended September 30, 2018:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares That May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
	Purchased (1)	Paid per Share	or Programs	Programs (2)
July 1, 2018 through July 31, 2018	341	$36.95	—	—
August 1, 2018 through August 31, 2018	65	$34.75	—	—
September 1, 2018 through September 30, 2018	65	$34.60	—	—
Total	471	$36.32	—	—

(1)	Represents shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.
(2)

The Board of Directors approved a stock repurchase program on March 27, 2006 that authorized the repurchase of 309,000 shares. No shares were purchased under this program during the quarter ended September 30, 2018. There is no expiration date for the stock repurchase plan. There is no stock repurchase plan that has expired or that has been terminated during the period ended September 30, 2018.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a‑14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10‑Q for the Quarter Ended September 30, 2018, filed on November 8, 2018, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the Three and Nine Months Ended  September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017, (iv) Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

BRIDGE BANCORP, INC.
Registrant

November 8, 2018	/s/ Kevin M. O'Connor
Kevin M. O'Connor
President and Chief Executive Officer

November 8, 2018	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer